Form 10-Q
period 2004-12-31
Kearny Financial Corp.
filed 2005-02-18
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


    For the quarterly period ended                   December 31, 2004
                                         ---------------------------------------

                                       OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


   For the transition period from           to
                                  ---------    --------


                        Commission File Number 000-51093
                                               ---------


                             KEARNY FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              UNITED STATES                                    22-3803741
-------------------------------------------      -------------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                     Identification Number)

    120 Passaic Ave., Fairfield, New Jersey                    07004-3510
-------------------------------------------      -------------------------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,
including area code                                      973-244-4500
                                                 -------------------------------



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes        No  X
                                                      ---       ---

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes        No  X
                                                      ---       ---

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 18, 2005.

            $0.10 par value common stock - 10,000 shares outstanding

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES

                                      INDEX



                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition
               at December 31, 2004 and June 30, 2004 (Unaudited)                            1

               Consolidated Statements of Income for the Three Months and
               Six Months Ended December 31, 2004 and 2003 (Unaudited)                      2-3

               Consolidated Statements of Comprehensive Income for the Three
               Months and Six Months Ended December 31, 2004 and 2003 (Unaudited)            4

               Consolidated Statements of Cash Flows for the Six Months
               Ended December 31, 2004 and 2003 (Unaudited)                                 5-6

               Notes to Consolidated Financial Statements                                    7

      Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                8-17

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk                   18-19

      Item 4:  Controls and Procedures                                                       20


PART II - OTHER INFORMATION                                                                  21


SIGNATURES                                                                                   22

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
           (In Thousands, Except Share and Per Share Data, Unaudited)

                                                                       December 31,     June 30,
                                                                           2004           2004
                                                                       -----------    -----------
Assets
------
Cash and amounts due from depository institutions                      $    17,343    $    21,008
Interest-bearing deposits in other banks                                    21,568         18,480
                                                                       -----------    -----------

        Cash and cash equivalents                                           38,911         39,488

Securities available for sale; amortized cost of $25,156 and $25,109        43,295         41,564
Investment securities held to maturity; estimated fair value of
  $440,449 and $428,775                                                    440,693        435,870
Loans receivable, including net deferred loan costs of $829 and $758       514,620        510,938
  Less: Allowance for loan losses                                           (5,256)        (5,144)
                                                                       -----------    -----------
  Net loans receivable                                                     509,364        505,794
                                                                       -----------    -----------
Mortgage-backed securities; estimated fair value of $714,293 and
  $772,710                                                                 705,967        771,353
Premises and equipment                                                      33,207         26,649
Federal Home Loan Bank of New York stock ("FHLB")                           11,392         11,392
Interest receivable                                                          9,720          9,861
Goodwill                                                                    82,263         82,263
Other assets                                                                13,364         12,284
                                                                       -----------    -----------

        Total assets                                                   $ 1,888,176    $ 1,936,518
                                                                       ===========    ===========

Liabilities and stockholders' equity
------------------------------------

Liabilities
-----------

Deposits:
  Non-interest bearing                                                 $    54,119    $    55,377
  Interest bearing                                                       1,438,537      1,482,133
                                                                       -----------    -----------

        Total deposits                                                   1,492,656      1,537,510

Advances from FHLB                                                          81,964         94,234
Advance payments by borrowers for taxes                                      4,026          4,224
Other liabilities                                                            7,294          7,045
                                                                       -----------    -----------

        Total liabilities                                                1,585,940      1,643,013
                                                                       -----------    -----------
Stockholders' equity
--------------------

Preferred stock $0.10 par value, 25,000,000 shares authorized; none
  issued and outstanding                                                         -              -
Common stock $0.10 par value, 75,000,000 shares authorized;
  10,000 and 10,000 issued and outstanding, respectively                         1              1
Paid in capital                                                                499            499
Retained earnings - substantially restricted                               289,947        282,959
Accumulated other comprehensive income                                      11,789         10,046
                                                                       -----------    -----------

        Total stockholders' equity                                         302,236        293,505
                                                                       -----------    -----------

        Total liabilities and stockholders' equity                     $ 1,888,176    $ 1,936,518
                                                                       ===========    ===========

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
           (In Thousands, Except Share and Per Share Data, Unaudited)

                                         Three Months Ended      Six Months Ended
                                            December 31,           December 31,
                                        --------------------   -------------------
                                          2004        2003       2004       2003
                                        --------    --------   --------   --------
Interest income:
    Loans                               $  7,321    $  7,231   $ 14,453   $ 14,890
    Mortgage-backed securities             8,298       8,458     16,947     16,434
    Investment and available for sale
      securities                           4,083       3,624      8,094      6,852
    Other interest earning assets            130         351        245      1,144
                                        --------    --------   --------   --------

        Total interest income             19,832      19,664     39,739     39,320
                                        --------    --------   --------   --------
Interest expense:
    Deposits                               6,186       7,150     12,298     15,242
    Borrowings                               988       1,048      1,979      2,114
                                        --------    --------   --------   --------

        Total interest expense             7,174       8,198     14,277     17,356
                                        --------    --------   --------   --------

Net interest income                       12,658      11,466     25,462     21,964

Provision for loan losses                    (34)          -        117          -
                                        --------    --------   --------   --------

Net interest income after provision
  for loan losses                         12,692      11,466     25,345     21,964
                                        --------    --------   --------   --------
Non-interest income:
    Fees and service charges                 171         158        348        356
    Miscellaneous                            239         197        556        437
                                        --------    --------   --------   --------

        Total non-interest income            410         355        904        793
                                        --------    --------   --------   --------

Non-interest expenses:
    Salaries and employee benefits         5,342       3,995      9,994      8,189
    Net occupancy expense of
      premises                               723         625      1,370      1,202
    Equipment                                944         927      1,818      1,691
    Advertising                              295         102        576        364
    Federal insurance premium                139         145        279        299
    Amortization of intangible assets        159         159        318        318
    Directors' fees                          230         213        447        411
    Merger related expenses                    -           -          -        592
    Miscellaneous                            935         927      1,754      1,770
                                        --------    --------   --------   --------

        Total non-interest expenses        8,767       7,093     16,556     14,836
                                        --------    --------   --------   --------

Income before income taxes                 4,335       4,728      9,693      7,921
Income taxes                               1,143       1,418      2,705      2,376
                                        --------    --------   --------   --------

Net income                              $  3,192    $  3,310   $  6,988   $  5,545
                                        ========    ========   ========   ========

Net income per common share:
    Basic                               $ 319.20    $ 331.00   $ 698.80   $ 554.50
    Diluted                               319.20      331.00     698.80     554.50

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (Cont'd)
                   ------------------------------------------
           (In Thousands, Except Share and Per Share Data, Unaudited)

                           Three Months Ended  Six Months Ended
                               December 31,      December 31,
                             ---------------   ---------------
                              2004     2003     2004     2003
                             ------   ------   ------   ------

Weighted average number of
Common shares outstanding:
    Basic                    10,000   10,000   10,000   10,000
    Diluted                  10,000   10,000   10,000   10,000



See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                            (In Thousands, Unaudited)

                                       Three Months Ended     Six Months Ended
                                          December 31,           December 31,
                                       ------------------    ------------------
                                         2004       2003       2004       2003
                                       -------    -------    -------    -------

Net income                             $ 3,192    $ 3,310    $ 6,988    $ 5,545
                                       -------    -------    -------    -------

Other comprehensive income,
 net of income taxes:
    Gross unrealized holdings gain
      (loss) on securities available
      for sale                           1,911      1,993      2,681      1,490
    Deferred income tax benefit
      (expense)                           (669)      (697)      (938)      (521)
                                       -------    -------    -------    -------

Other comprehensive income               1,242      1,296      1,743        969
                                       -------    -------    -------    -------

Comprehensive income                   $ 4,434    $ 4,606    $ 8,731    $ 6,514
                                       =======    =======    =======    =======


See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (In Thousands, Unaudited)

                                                                              Six Months Ended
                                                                                 December 31,
                                                                            ----------------------
                                                                               2004         2003
                                                                            ---------    ---------
Cash flows from operating activities:
    Net income                                                              $   6,988    $   5,545
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                   639          699
        Net amortization of premiums, discounts and loan fees and costs           570        1,358
        Deferred income taxes                                                  (1,532)        (921)
        Amortization of intangible assets                                         318          318
        Provision for loan losses                                                 117            -
        Realized gain on sale of securities available for sale                    (71)           -
        Decrease (increase) in interest receivable                                141         (647)
        Decrease (increase) in other assets                                    (1,399)      (1,194)
        Increase (decrease) in interest payable                                   (25)        (277)
        Increase (decrease) in other liabilities                                  854         (985)
                                                                            ---------    ---------

            Net cash provided by operating activities                           6,600        3,896
                                                                            ---------    ---------

Cash flows from investing activities:
    Purchases of securities available for sale                                    (91)         (74)
    Proceeds from sale of securities available for sale                         1,115            -
    Purchases of investment securities held to maturity                       (22,161)    (137,323)
    Proceeds from calls and maturities of investment securities held to
      maturity                                                                 14,791       53,015
    Proceeds from repayments of investment securities held to maturity          2,545        2,152
    Purchase of loans                                                               -      (14,262)
    Net (increase) decrease in loans receivable                                (3,761)      16,530
    Purchases of mortgage-backed securities held to maturity                  (27,171)    (253,022)
    Principal repayments on mortgage-backed securities held to maturity        92,060      219,840
    Additions to premises and equipment                                        (7,197)      (2,736)
    Redemption (purchase) of FHLB Stock                                             -        2,987
                                                                            ---------    ---------

            Net cash provided by (used in) investing activities                50,130     (112,893)
                                                                            ---------    ---------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                       (44,840)     (49,143)
    Repayment of FHLB advances                                                   (269)      (1,254)
    Net change in short-term borrowings from FHLB                             (12,000)           -
    Increase (decrease) in advance payments by borrowers for taxes               (198)        (235)
                                                                            ---------    ---------

            Net cash (used in) provided by financing activities               (57,307)     (50,632)
                                                                            ---------    ---------

Net (decrease) increase in cash and cash equivalents                             (577)    (159,629)
Cash and cash equivalents - beginning                                          39,488      325,657
                                                                            ---------    ---------

Cash and cash equivalents - ending                                          $  38,911    $ 166,028
                                                                            =========    =========


See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                 ----------------------------------------------
                            (In Thousands, Unaudited)


                                                            Six Months Ended
                                                              December 31,
                                                          -------------------
                                                             2004       2003
                                                          --------   --------
Supplemental  disclosures of cash flows  information:
    Cash paid during the year for:
        Income taxes, net of refunds                      $  1,462   $  2,945
                                                          ========   ========

        Interest                                          $ 14,302   $ 17,633
                                                          ========   ========
Supplemental disclosure of non-cash transactions:
    Purchase of minority shares of West Essex             $      -   $ 17,336
                                                          ========   ========
    Goodwill - West Essex acquisition                     $      -   $ 50,517
                                                          ========   ========
    Deposit for acquisition of West Essex Bancorp, Inc.   $      -   $(67,853)
                                                          ========   ========

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  PRINCIPLES OF CONSOLIDATION
-------------------------------

The consolidated financial statements include the accounts of Kearny Financial Corp. (the "Company"), its wholly owned subsidiary, Kearny Federal Savings Bank (the "Bank"), and the Bank's wholly owned subsidiaries, KFS Financial Services, Inc., West Essex Insurance Agency and Kearny Federal Investment Corp. The Company conducts its business principally through the Bank. We have eliminated all significant intercompany accounts and transactions during consolidation.


2.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended December 31, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.


3.  NET INCOME PER COMMON SHARE
-------------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Forward-Looking Statement

This Form 10-Q may include certain forward-looking statements based on current management expectations. The actual results of Kearny Financial Corp. (the "Company") could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of Kearny Federal Savings Bank, the Company's wholly-owned subsidiary, (the "Bank"), changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company's other filings with the Securities and Exchange Commission.

Comparison of Financial Condition at December 31, 2004 and June 30, 2004

Our total assets decreased by $48.3 million, or 2.6%, to $1.89 billion at December 31, 2004 from $1.94 billion at June 30, 2004, primarily due to a $44.8 million net outflow of deposits and a $12.2 million decrease in Federal Home Loan Bank advances. Mortgage-backed securities held to maturity decreased $65.4 million, partially offset by growth of $3.6 million in loans receivable, net and $4.8 million in investment securities held to maturity.

Mortgage-backed securities decreased by $65.4 million, or 8.5%, to $706.0 million at December 31, 2004, from $771.4 million at June 30, 2004. The decrease resulted from monthly principal repayments. We used this cash flow to fund the aforementioned deposit outflow, reduce Federal Home Loan Bank advances, fund loans receivable and purchase investment securities held to maturity.

Loans receivable, net of deferred fees and the allowance for loan losses, increased $3.6 million, or 0.7%, to $509.4 million at December 31, 2004, from $505.8 million at June 30, 2004. The increase came primarily in one-to-four family mortgage loans, partially offset by decreases in commercial business loans and construction loans.

Investment securities held to maturity increased $4.8 million, or 1.1%, to $440.7 million at December 31, 2004, from $435.9 million at June 30, 2004. The increase came exclusively in the tax-exempt category as we purchased municipal securities during the six-month period.

Deposits, which decreased $44.8 million, or 2.9%, to $1.49 billion at December 31, 2004, from $1.54 billion at June 30, 2004 were the most significant cause of the decrease in total liabilities. The primary factor for this decrease was the runoff of certificates of deposit due to lower interest rates paid, as well as a movement by customers to alternative investment opportunities in the marketplace.

Federal Home Loan Bank advances decreased $12.2 million, or 13.0%, to $82.0 million at December 31, 2004, from $94.2 million at June 30, 2004 primarily resulting from maturing advances that were not renewed.

Stockholders' equity increased $8.7 million, or 3.0%, to $302.2 million at December 31, 2004, from $293.5 million at June 30, 2004. The increase primarily reflects net income of $7.0 million for the six months ended December 31, 2004, along with an increase in accumulated other comprehensive income of $1.7 million resulting from an increase in the unrealized gain on available for sale securities.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Comparison of Operating Results for the Three Months Ended December 31, 2004 and 2003

General. Net income for the three months ended December 31, 2004 was $3.2 million, a decrease of $118,000, or 3.6%, from $3.3 million for the three months ended December 31, 2003. The decrease in net income resulted primarily from an increase in salaries and employee benefits partially offset by an increase in net interest income.

Net Interest Income. Net interest income increased by $1.2 million, or 10.4%, to $12.7 million for the three months ended December 31, 2004 from $11.5 million for the three months ended December 31, 2003. The net interest rate spread increased to 2.66% for the three months ended December 31, 2004 from 2.35% for the three months ended December 31, 2003. The net interest margin increased 32 basis points to 2.89% for the three months ended December 31, 2004 compared with 2.57% for the three months ended December 31, 2003.

The net interest rate spread primarily improved due to an 18 basis point decrease in the cost of average interest-bearing liabilities to 1.87% for the three months ending December 31, 2004, from 2.05% for the three months ending December 31, 2003. The net interest rate spread also improved due to a 13 basis point increase in the yield on average interest-earning assets to 4.53% for the three months ending December 31, 2004, from 4.40% for the three months ending December 31, 2003.

The increase in the net interest margin is largely reflective of the increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 114.4% for the three months ended December 31, 2004, from 111.9% for the three months ended December 31, 2003.

Interest Income. Total interest income increased $168,000, or 0.9%, to $19.8 million for the three months ended December 31, 2004, from $19.7 million for the three months ended December 31, 2003. Average interest-earning assets decreased $36.2 million, or 2.0%, to $1.75 billion for the three months ended December 31, 2004, from $1.79 billion for the three months ended December 31, 2003. However, the aforementioned 13 basis points increase in yield offset the decline in average interest-earning assets, leading to the increase in interest income. We attribute the increase in interest income primarily to the reinvestment of cash and cash equivalents in higher yielding loans receivable and investment securities held to maturity.

Interest income on loans receivable increased $90,000, or 1.2%, to $7.3 million for the three months ended December 31, 2004, from $7.2 million for the three months ended December 31, 2003. The average balance of loans receivable increased $19.4 million, or 3.9%, to $512.0 million for the three months ended December 31, 2004, from $492.6 million for the three months ended December 31, 2003. However, a decrease in the average yield on loans receivable to 5.72% for the three months ended December 31, 2004, from 5.87% for the three months ended December 31, 2003, offset the increase in the average balance of loans outstanding. A continuing marketing effort contributed to the increase in average loans receivable. The lower yield reflects generally lower interest rates on originations and downward rate adjustments on adjustable rate and floating rate loans.

Interest income on investment securities increased $459,000, or 12.7%, to $4.1 million for the three months ended December 31, 2004 from $3.6 million for the three months ended December 31, 2003. The increase resulted from an increase of $73.4 million, or 17.7%, in the average balance of investment securities to $488.2 million for the three months ended December 31, 2004 from $414.8 million for the three months ended December 31, 2003. However, a decrease in the average yield on investment securities to 3.35% for the three months ended December 31, 2004, from 3.49% for the three months ended December 31, 2003, partially offset the increase in the average balance of investment securities.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Comparison of Operating Results for the Three Months Ended December 31, 2004 and 2003 (Cont'd)

The increased average balance reflects the redeployment of cash and cash equivalents. The lower yield resulted from principal repayments on older higher yielding securities while new purchases occurred in a lower interest rate environment.

Interest income on mortgage-backed securities held to maturity decreased $160,000, or 1.9%, to $8.3 million for the three months ended December 31, 2004 from $8.5 million for the three months ended December 31, 2003. There was a $24.2 million, or 3.5%, increase in the average balance of mortgage-backed securities held to maturity to $718.8 million for the three months ended December 31, 2004 from $694.6 million for the three months ended December 31, 2003. The decrease in the average yield to 4.62% for the three months ended December 31, 2004 from 4.87% for the three months ended December 31, 2003, offset the increase in the average balance. The increase in the average balance of mortgage-backed securities held to maturity resulted from the redeployment of cash and cash equivalents. The decrease in yield resulted from principal repayments received on older higher yielding securities while new purchases occurred in a lower interest rate environment.

Interest income on other interest-earning assets decreased $221,000, or 63.0%, to $130,000 for the three months ended December 31, 2004 from $351,000 for the three months ended December 31, 2003. This was a result of a $115.0 million, or 100%, decrease in the average balance of securities purchased under agreements to resell and a $38.1 million, or 54.4%, decrease in the average balance of other interest-earning assets to $31.9 million for the three months ended December 31, 2004 from $70.0 million for the three months ended December 31, 2003. There was an 87 basis point increase in the average yield on other interest-earning assets to 1.63% for the three months ended December 31, 2004, from 0.76% for the three months ended December 31, 2003. The substantial decrease in the average balances was due to the use of assets in these categories to invest in higher yielding securities. We attribute the improvement in yield to the dividend paid on Federal Home Loan Bank stock relative to short-term market interest rates.

Interest Expense. Total interest expense decreased $1.0 million, or 12.2%, to $7.2 million for the three months ended December 31, 2004 from $8.2 million for the three months ended December 31, 2003. The decrease resulted primarily from a decrease in the average cost of interest-bearing liabilities to 1.87% for the three months ended December 31, 2004 from 2.05% for the three months ended December 31, 2003. The average balance of interest-bearing liabilities declined to $1.53 billion for the three months ended December 31, 2004 as compared to $1.60 billion for the three months ended December 31, 2003. Average cost decreased due to lower market interest rates prevailing during the period.

Interest expense on deposits decreased $964,000, or 13.4%, to $6.2 million for the three months ended December 31, 2004 from $7.2 million for the three months ended December 31, 2003. Interest expense on deposits declined primarily due to a decrease in the average cost of interest-bearing deposits to 1.71% for the three months ended December 31, 2004 from 1.88% for the three months ended December 31, 2003 and a decrease in deposits. The average balance of interest-bearing deposits decreased $74.3 million, or 4.9%, to $1.45 billion for the three months ended December 31, 2004 from $1.52 billion for the three months ended December 31, 2003.

Interest expense on Federal Home Loan Bank advances decreased $60,000, or 5.7%, to $988,000 for the three months ended December 31, 2004 from $1.0 million for the three months ended December 31, 2003. The average balance increased $8.4 million, or 11.3%, to $83.0 million for the three months ended December 31, 2004 from $74.6 million for the three months ended December 31, 2003. However, a decrease in the average cost to 4.76% for the three months ended December 31, 2004 from 5.62% for the

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Comparison of Operating Results for the Three Months Ended December 31, 2004 and 2003 (Cont'd)

three months ended December 31, 2003 offset the increase in the average balance. The increase in the average balance resulted from additional borrowings, but at a lower cost due to their relatively short remaining term to maturity, in a continuing low interest rate environment.

Provision for Loan Losses. There was a $34,000 reduction in the provision for loan losses during the three months ended December 31, 2004. Total loans increased to $513.8 million at December 31, 2004 from $510.2 million at June 30, 2004. Non-performing loans were $1.7 million, or 0.33%, of total loans at December 31, 2004, as compared to $2.3 million, or 0.46%, of total loans at June 30, 2004. The allowance for loan losses as a percentage of gross loans outstanding was 1.03% at December 31, 2004 and 1.01% at June 30, 2004, reflecting balances of $5.3 million and $5.1 million, respectively.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. We maintained the allowance for loan losses as of December 31, 2004 at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income increased $55,000, or 15.5%, to $410,000 for the three months ended December 31, 2004, compared to $355,000 for the three months ended December 31, 2003. The increase was primarily the result of increased fee income from our retail branch network.

Non-Interest Expense. Non-interest expense increased $1.7 million, or 23.9%, to $8.8 million for the three months ended December 31, 2004, from $7.1 million for the three months ended December 31, 2003. The increase consisted primarily of a $1.3 million increase in salaries and employee benefits.

Salaries and employee benefits increased $1.3 million, or 33.7%, to $5.3 million for the three months ended December 31, 2004, compared to $4.0 million for the three months ended December 31, 2003. The increase was the result of normal salary increases, increased benefit costs and hiring of additional staff. The pension plan contribution expense for the three months ended December 31, 2004 was $957,000, as compared to $530,000 for the three months ended December 31, 2003. The increase is due to lower than expected investment returns on plan assets and higher required contributions resulting from the incremental effect of normal salary increases.

All other elements of non-interest expense totaled $3.4 million for the three months ended December 31, 2004; an increase of $327,000, or 10.6%, from the $3.1 million total for the three months ended December 31, 2003. This increase primarily reflects normal increases in the cost of office occupancy and equipment, including operating expenses associated with our new 53,000 square foot administrative building in Fairfield, New Jersey.

Provision for Income Taxes. The provision for income taxes decreased $275,000, or 19.4%, to $1.1 million for the three months ended December 31, 2004 from $1.4 million for the three months ended December 31, 2003. The effective income tax rates were 26.4% for the three months ended December 31, 2004 as compared to 30.0% for the three months ended December 31, 2003. We attribute the decrease in income tax expense to a decrease in pre-tax income, which decreased $393,000, or 8.5%, to

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Comparison of Operating Results for the Three Months Ended December 31, 2004 and 2003 (Cont'd)

$4.3 million for the three months ended December 31, 2004, from $4.7 million for the three months ended December 31, 2003.

Comparison of Operating Results for the Six Months Ended December 31, 2004 and 2003

General. Net income for the six months ended December 31, 2004 was $7.0 million, an increase of $1.5 million, or 27.3%, from $5.5 million for the six months ended December 31, 2003. The increase in net income resulted primarily from an increase in net interest income partially offset by an increase in salaries and employee benefits.

Net Interest Income. Net interest income increased by $3.5 million, or 15.9%, to $25.5 million for the six months ended December 31, 2004 from $22.0 million for the six months ended December 31, 2003. The net interest rate spread increased to 2.65% for the six months ended December 31, 2004 from 2.20% for the six months ended December 31, 2003. The net interest margin increased 45 basis points to 2.88% for the six months ended December 31, 2004 compared with 2.43% for the six months ended December 31, 2003.

The net interest rate spread primarily improved due to a 30 basis point decrease in the cost of average interest-bearing liabilities to 1.85% for the six months ending December 31, 2004, from 2.15% for the six months ending December 31, 2003. The net interest rate spread also improved due to a 15 basis point increase in the yield on average interest-earning assets to 4.50% for the six months ending December 31, 2004, from 4.35% for the six months ending December 31, 2003.

The increase in the net interest margin is largely reflective of the increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 114.3% for the six months ended December 31, 2004, from 111.9% for the six months ended December 31, 2003.

Interest Income. Total interest income increased $419,000, or 1.0%, to $39.7 million for the six months ended December 31, 2004, from $39.3 million for the six months ended December 31, 2003. Average interest-earning assets decreased $40.3 million, or 2.2%, to $1.77 billion for the six months ended December 31, 2004, from $1.81 billion for the six months ended December 31, 2003. However, the aforementioned 15 basis points increase in yield offset the decline in average interest-earning assets, leading to the increase in interest income. We attribute the increase in interest income primarily to the reinvestment of cash and cash equivalents in higher yielding loans receivable, investment securities held to maturity and mortgage-backed securities held to maturity.

Interest income on loans receivable decreased $437,000, or 2.7%, to $14.5 million for the six months ended December 31, 2004, from $14.9 million for the six months ended December 31, 2003. The average balance of loans receivable increased $15.4 million, or 3.1%, to $511.4 million for the six months ended December 31, 2004, from $496.0 million for the six months ended December 31, 2003. However, a decrease in the average yield on loans receivable to 5.65% for the six months ended December 31, 2004, from 6.00% for the six months ended December 31, 2003, offset the increase in the average balance of loans outstanding. A continuing marketing effort contributed to the increase in average loans receivable. The lower yield reflects generally lower interest rates on originations and downward rate adjustments on adjustable rate and floating rate loans.

Interest income on investment securities increased $1.2 million, or 18.1%, to $8.1 million for the six

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Comparison of Operating Results for the Six Months Ended December 31, 2004 and 2003 (Cont'd)

months ended December 31, 2004 from $6.9 million for the six months ended December 31, 2003. The increase resulted from an increase of $91.2 million, or 23.2%, in the average balance of investment securities to $485.1 million for the six months ended December 31, 2004 from $393.9 million for the six months ended December 31, 2003. However, a decrease in the average yield on investment securities to 3.34% for the six months ended December 31, 2004, from 3.48% for the six months ended December 31, 2003, partially offset the increase in the average balance of investment securities. The increased average balance reflects the redeployment of cash and cash equivalents. The lower yield resulted from principal repayments on older higher yielding securities while new purchases occurred in a lower interest rate environment.

Interest income on mortgage-backed securities held to maturity increased $513,000, or 3.1%, to $16.9 million for the six months ended December 31, 2004 from $16.4 million for the six months ended December 31, 2003. This was a result of a $58.4 million, or 8.6%, increase in the average balance of mortgage-backed securities held to maturity to $736.8 million for the six months ended December 31, 2004 from $678.4 million for the six months ended December 31, 2003. The increase in the average balance more than offset the decrease in the average yield to 4.60% for the six months ended December 31, 2004 from 4.85% for the six months ended December 31, 2003. The increase in the average balance of mortgage-backed securities held to maturity resulted from the redeployment of cash and cash equivalents. The decrease in yield resulted from principal repayments received on older higher yielding securities while new purchases occurred in a lower interest rate environment.

Interest income on other interest-earning assets decreased $899,000, or 78.6%, to $245,000 for the six months ended December 31, 2004 from $1.1 million for the six months ended December 31, 2003. This was a result of a $157.1 million, or 100%, decrease in the average balance of securities purchased under agreements to resell and a $48.1 million, or 59.2%, decrease in the average balance of other interest-earning assets to $33.2 million for the six months ended December 31, 2004 from $81.3 million for the six months ended December 31, 2003. There was a 52 basis point increase in the average yield on other interest-earning assets to 1.48% for the six months ended December 31, 2004, from 0.96% for the six months ended December 31, 2003. The substantial decrease in the average balances was due to the use of assets in these categories to invest in higher yielding securities. We attribute the improvement in yield to the dividend paid on Federal Home Loan Bank stock relative to short-term market interest rates.

Interest Expense. Total interest expense decreased $3.1 million, or 17.8%, to $14.3 million for the six months ended December 31, 2004 from $17.4 million for the six months ended December 31, 2003. The decrease resulted primarily from a decrease in the average cost of interest-bearing liabilities to 1.85% for the six months ended December 31, 2004 from 2.15% for the six months ended December 31, 2003. The average balance of interest-bearing liabilities declined to $1.55 billion for the six months ended December 31, 2004 as compared to $1.62 billion for the six months ended December 31, 2003. Average cost decreased due to lower market interest rates prevailing during the period.

Interest expense on deposits decreased $2.9 million, or 19.1%, to $12.3 million for the six months ended December 31, 2004 from $15.2 million for the six months ended December 31, 2003. Interest expense on deposits declined due to a decrease in the average cost of interest-bearing deposits to 1.68% for the six months ended December 31, 2004 from 1.98% for the six months ended December 31, 2003. The average balance of interest-bearing deposits decreased $79.0 million, or 5.1%, to $1.46 billion for the six months ended December 31, 2004 from $1.54 billion for the six months ended December 31, 2003.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Comparison of Operating Results for the Six Months Ended December 31, 2004 and 2003 (Cont'd)

Interest expense on Federal Home Loan Bank advances decreased $135,000, or 6.4%, to $2.0 million for the six months ended December 31, 2004 from $2.1 million for the six months ended December 31, 2003. The average balance increased $9.4 million, or 12.5%, to $84.5 million for the six months ended December 31, 2004 from $75.1 million for the six months ended December 31, 2003. However, a decrease in the average cost to 4.68% for the six months ended December 31, 2004 from 5.63% for the six months ended December 31, 2003 offset the increase in the average balance. The increase in the average balance resulted from additional borrowings, but at a lower cost due to their relatively short remaining term to maturity, in a continuing low interest rate environment.

Provision for Loan Losses. There was an $117,000 provision for loan losses made during the six months ended December 31, 2004. Total loans increased to $513.8 million at December 31, 2004 from $510.2 million at June 30, 2004. Non-performing loans were $1.7 million, or 0.33%, of total loans at December 31, 2004, as compared to $2.3 million, or 0.46%, of total loans at June 30, 2004. The allowance for loan losses as a percentage of gross loans outstanding was 1.03% at December 31, 2004 and 1.01% at June 30, 2004, reflecting balances of $5.3 million and $5.1 million, respectively.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. We maintained the allowance for loan losses as of December 31, 2004 at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income increased $111,000, or 14.0%, to $904,000 for the six months ended December 31, 2004 compared to $793,000 for the six months ended December 31, 2003. The increase was primarily the result of a gain from the sale of a trust-preferred security and increased fee income from our retail branch network during the six months ended December 31, 2004.

At December 31, 2004, we had a $3.9 million investment in bank owned life insurance. The returns on the investment of the cash value of the policy generate non-interest income. We acquired this investment in connection with our acquisition of West Essex Bank in 2003; it covers the former president and chief executive officer and former chief lending officer of West Essex Bank.

During the six months ending December 31, 2004, we recognized a $71,000 gain, included in non-interest income, from the sale of a security in our available for sale portfolio. There was no such gain recorded in the six months ending December 31, 2003.

Non-Interest Expense. Excluding merger related expenses, non-interest expense increased $2.3 million, or 16.2%, to $16.6 million for the six months ended December 31, 2004, from $14.2 million for the six months ended December 31, 2003. The increase consisted primarily of a $1.8 million increase in salaries and employee benefits.

The merger related expenses of $592,000 recorded during the six months ended December 31, 2003, consisted primarily of fees due to attorneys and financial advisors.

Salaries and employee benefits increased $1.8 million, or 22.0%, to $10.0 million for the six months

                    KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Comparison of Operating Results for the Six Months Ended December 31, 2004 and 2003 (Cont'd)

ended December 31, 2004, compared to $8.2 million for the six months ended December 31, 2003. The increase was the result of normal salary increases, increased benefit costs and hiring of additional staff, including four business development officers. The pension plan contribution expense for the six months ended December 31, 2004 was $1.6 million, as compared to $767,000 for the six months ended December 31, 2003. The increase is due to lower than expected investment returns on plan assets and higher required contributions resulting from the incremental effect of normal salary increases.

All other elements of non-interest expense totaled $6.6 million for the six months ended December 31, 2004; an increase of $507,000, or 8.4%, from the $6.1 million total for the six months ended December 31, 2003. This increase primarily reflects normal increases in the cost of office occupancy and equipment, including operating expenses associated with our new 53,000 square foot administrative building in Fairfield, New Jersey.

Provision for Income Taxes. The provision for income taxes increased $329,000, or 13.8%, to $2.7 million for the six months ended December 31, 2004 from $2.4 million for the six months ended December 31, 2003. The effective income tax rates were 27.9% for the six months ended December 31, 2004 as compared to 30.0% for the six months ended December 31, 2003. We attribute the increase in income tax expense to an increase in pre-tax income, which increased $1.8 million, or 22.4%, to $9.7 million for the six months ended December 31, 2004, from $7.9 million for the six months ended December 31, 2003.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Liquidity and Capital Resources

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. The Bank reviews cash flow projections regularly and updates them to assure maintenance of adequate liquidity.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

The Bank's primary sources of funds are deposits, amortization, prepayments and maturities of mortgage-backed securities and outstanding loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows, loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. agency securities. The Bank uses its sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York (the "FHLB") which provides an additional source of funds. At December 31, 2004, advances from the FHLB amounted to $82.0 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At December 31, 2004, the Bank has outstanding commitments to originate loans of $21.8 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2004, totaled $630.9 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2004, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision (the "OTS").

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Liquidity and Capital Resources (Cont'd.)

The following table sets forth the Bank's capital position at December 31, 2004, as compared to the minimum regulatory capital requirements:

                                                                December 31, 2004 (Unaudited)
                                        -------------------------------------------------------------------------------
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                        Minimum Capital           Prompt Corrective
                                                 Actual                   Requirements            Action Provisions
                                        -------------------------    -----------------------    -----------------------
                                          Amount         Ratio        Amount        Ratio        Amount        Ratio
                                        ------------    ---------    ----------   ----------    ---------    ----------
                                                                        (In Thousands)
Total Capital
  (to risk-weighted assets)                 219,456       33.76%      $ 52,010        8.00%     $ 65,012        10.00%

Tier 1 Capital
  (to risk-weighted assets)                 206,301       31.73%             -           -        39,008         6.00%

Core (Tier 1) Capital
  (to adjusted total assets)                206,301       11.55%        53,577        3.00%       89,295         5.00%

Tangible Capital
  (to adjusted total assets)                206,301       11.55%        26,788        1.50%        -             -

                                      -17-

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
            ---------------------------------------------------------


Qualitative Analysis. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities, which either reprice or mature within a given period. The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

Because the Bank's interest-bearing liabilities, which mature or reprice within short periods exceed its interest-earning assets with similar characteristics, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a positive effect on net interest income.

The Bank's Board of Directors established an Interest Rate Risk Management Committee comprised of members of the board and management. The committee meets quarterly to address management of our assets and liabilities, including review of our short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and repricing frequencies of loans and securities; and a variety of other asset and liability management topics. The results of the committee's quarterly review are reported to the full board, which adjusts our interest rate risk policy and strategies, as it considers necessary and appropriate.

Quantitative Analysis. Management using the OTS model, which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios, monitors the Bank's interest rate sensitivity. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of September 30, 2004, the most recent date for which the Bank has received the Bank's NPV as calculated by the OTS. Management does not believe that there has been a material adverse change in the Bank's interest rate risk during the three months ended December 31, 2004.

                                                              At September 30, 2004
                            ----------------------------------------------------------------------------
                                                                              Net Portfolio Value
                              Net Portfolio Value                       as % of Present Value of Assets
                          -----------------------   ----------------------------------------------------
                                                                       Net Portfolio       Basis Point
   Changes in Rates       $ Amount      $ Change      % Change          Value Ratio          Change
-----------------------   ---------   -----------   --------------     --------------     --------------
                                                   (In Thousands)
       +300 bp            166,167      -136,551          -45%              9.46%            -635 bp
       +200 bp            212,904       -89,814          -30%             11.76%            -405 bp
       +100 bp            258,914       -43,804          -14%             13.89%            -191 bp
          0 bp            302,718             -            -              15.81%               -
       -100 bp            330,752       +28,034           +9%             16.95%            +114 bp


                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
            ---------------------------------------------------------


Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES
                             -----------------------


As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

During the quarter under report, there was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                             KEARNY FINANCIAL CORP.

                                     PART II


     ITEM 1.        Legal Proceedings
                    -----------------

                    At December 31, 2004, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

     ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds
                    -----------------------------------------------------------

                    Not applicable.

     ITEM 3.        Defaults Upon Senior Securities
                    -------------------------------

                    Not applicable.

     ITEM 4.        Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------

                    None.

     ITEM 5.        Other Information
                    -----------------

                   None.

     ITEM 6.        Exhibits
                    --------

                    The following Exhibits are filed as part of this report:

                              3.1     Charter of Kearny Financial Corp. (1)
                              3.2     By-laws of Kearny Financial Corp. (1)
                              4.0     Specimen Common Stock Certificate of Kearny Financial Corp. (1)
                             10.1     Employment Agreement between Kearny Federal Savings Bank and John N. Hopkins (1)
                             10.2     Employment Agreement between Kearny Federal Savings Bank and Allan Beardslee (1)
                             10.3     Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (1)
                             10.4     Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (1)
                             10.5     Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (1)
                             10.6     Employment Agreement between Kearny Federal Savings Bank and Erika Sacher (1)
                             10.7     Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (1)
                             10.8     Directors Consultation and Retirement Plan (1)
                             10.9     Benefit Equalization Plan (1)
                             10.10    Benefit Equalization Plan for Employee Stock Ownership Plan (1)
                             11.0     Statements re: computation of per share earnings (Filed herewith).
                             31.0     Rule 13a-14(a)/15d-14(a) Certifications (Filed herewith).
                             32.0     Section 1350 Certifications (Filed herewith).

                             ---------------------------------------------------
                                 (1) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-118815).

                                   SIGNATURES
                                   ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.



                               KEARNY FINANCIAL CORP.

Date:  February 18, 2005       By:   /s/John N. Hopkins
       ---------------------         -------------------------------------------
                                     John N. Hopkins
                                     President and Chief Executive Officer
                                     (Duly  authorized  officer  and  principal
                                     executive officer)

Date:  February 18, 2005       By:   /s/Albert E. Gossweiler
       ---------------------         -------------------------------------------
                                     Albert E. Gossweiler
                                     Senior Vice President and Chief  Financial
                                     Officer
                                     (Principal financial officer)