Form 10-Q
period 2005-03-31
Kearny Financial Corp.
filed 2005-05-10
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended March 31, 2005
                                     --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _____________


                        Commission File Number 000-51093
                                               ---------


                             KEARNY FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              UNITED STATES                                    22-3803741
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

    120 Passaic Ave., Fairfield, New Jersey                     07004-3510
--------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number,
including area code                              973-244-4500
                                       -----------------------------------------




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---      ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                               ---     ---

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 5, 2005.

          $0.10 par value common stock - 72,737,500 shares outstanding

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES

                                      INDEX


                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
PART I - FINANCIAL INFORMATION
      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition
               at March 31, 2005 (Unaudited) and June 30, 2004 (Audited)                                      1

               Consolidated Statements of Income for the Three Months and
               Nine Months Ended March 31, 2005 and 2004 (Unaudited)                                         2-3

               Consolidated Statements of Comprehensive Income for the Three
               Months and Nine Months Ended March 31, 2005 and 2004 (Unaudited)                               4

               Consolidated Statements of Cash Flows for the Nine Months
               Ended March 31, 2005 and 2004 (Unaudited)                                                     5-6

               Notes to Consolidated Financial Statements                                                     7

      Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                                 8-16

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk                                    17-18

      Item 4:  Controls and Procedures                                                                        19


PART II - OTHER INFORMATION                                                                                   20


SIGNATURES                                                                                                    21



                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                 (In Thousands, Except Share and Per Share Data)

                                                                                 March 31,             June 30,
Assets                                                                             2005                  2004
------                                                                       ----------------     -----------------
                                                                                 (Unaudited)          (Audited)

Cash and amounts due from depository institutions                            $        16,757      $         21,008
Interest-bearing deposits in other banks                                             147,835                18,480
                                                                             ----------------     -----------------

        Cash and cash equivalents                                                    164,592                39,488

Securities available for sale                                                         40,680                41,564
Investment securities held to maturity                                               450,270               435,870
Loans receivable, including net deferred loan costs of $779 and $758                 521,463               510,938
  Less: Allowance for loan losses                                                     (5,354)               (5,144)
                                                                             ----------------     -----------------
  Net loans receivable                                                               516,109               505,794
                                                                             ----------------     -----------------
Mortgage-backed securities held to maturity                                          727,628               771,353
Premises and equipment                                                                34,414                26,649
Federal Home Loan Bank of New York stock ("FHLB")                                     11,392                11,392
Interest receivable                                                                    8,899                 9,861
Goodwill                                                                              82,263                82,263
Other assets                                                                           9,748                12,284
                                                                             ----------------     -----------------

        Total assets                                                         $     2,045,995      $      1,936,518
                                                                             ================     =================

Liabilities and stockholders' equity

Liabilities

Deposits:
  Non-interest bearing                                                       $        55,770      $         55,377
  Interest bearing                                                                 1,395,254             1,482,133
                                                                             ----------------     -----------------

        Total deposits                                                             1,451,024             1,537,510

Advances from FHLB                                                                    81,826                94,234
Advance payments by borrowers for taxes                                                4,331                 4,224
Other liabilities                                                                      7,348                 7,045
                                                                             ----------------     -----------------

        Total liabilities                                                          1,544,529             1,643,013
                                                                             ----------------     -----------------

Stockholders' equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none
  issued and outstanding                                                           -                     -
Common stock $0.10 par value, 75,000,000 shares authorized;
  72,737,500 and 10,000 issued and outstanding, respectively                           7,274                     1
Paid in capital                                                                      207,820                   499
Retained earnings - substantially restricted                                         293,773               282,959
Unearned Employee Stock Ownership Plan ("ESOP") shares                               (17,457)            -
Accumulated other comprehensive income                                                10,056                10,046
                                                                             ----------------     -----------------

        Total stockholders' equity                                                   501,466               293,505
                                                                             ----------------     -----------------

        Total liabilities and stockholders' equity                           $     2,045,995      $      1,936,518
                                                                             ================     =================

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
           (In Thousands, Except Share and Per Share Data, Unaudited)

                                         Three Months Ended     Nine Months Ended
                                              March 31,              March 31,
                                        --------------------   -------------------
                                          2005       2004        2005        2004
                                        --------    --------   --------   --------
Interest income:
    Loans                               $  7,188    $  7,211   $ 21,641   $ 22,101
    Mortgage-backed securities             8,342       8,718     25,289     25,152
    Investment and available for sale
      securities                           4,123       3,811     12,217     10,663
    Other interest earning assets          1,425          40      1,670      1,184
                                        --------    --------   --------   --------

        Total interest income             21,078      19,780     60,817     59,100
                                        --------    --------   --------   --------

Interest expense:
    Deposits                               6,739       6,622     19,037     21,864
    Borrowings                             1,025         975      3,004      3,089
                                        --------    --------   --------   --------

        Total interest expense             7,764       7,597     22,041     24,953
                                        --------    --------   --------   --------

Net interest income                       13,314      12,183     38,776     34,147

Provision for loan losses                   (110)       --            7       --
                                        --------    --------   --------   --------

Net interest income after provision
  for loan losses                         13,424      12,183     38,769     34,147
                                        --------    --------   --------   --------

Non-interest income:
    Fees and service charges                 190         185        538        541
    Miscellaneous                            302         218        858        655
                                        --------    --------   --------   --------

        Total non-interest income            492         403      1,396      1,196
                                        --------    --------   --------   --------

Non-interest expense:
    Salaries and employee benefits         5,165       4,241     15,159     12,430
    Net occupancy expense of
      premises                               928         718      2,298      1,920
    Equipment                              1,047         878      2,865      2,569
    Advertising                              244         178        820        542
    Federal insurance premium                137         143        416        442
    Amortization of intangible assets        159         159        477        477
    Directors' fees                          223         208        670        619
    Merger related expenses                 --          --         --          592
    Miscellaneous                            908         785      2,662      2,555
                                        --------    --------   --------   --------

        Total non-interest expense         8,811       7,310     25,367     22,146
                                        --------    --------   --------   --------

Income before income taxes                 5,105       5,276     14,798     13,197
Income taxes                               1,279       1,583      3,984      3,959
                                        --------    --------   --------   --------

Net income                              $  3,826    $  3,693   $ 10,814   $  9,238
                                        ========    ========   ========   ========

Net income per common share:
    Basic                               $   0.05    $ 369.30   $   0.15   $ 923.80
    Diluted                                 0.05      369.30       0.15     923.80

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (Cont'd)
           (In Thousands, Except Share and Per Share Data, Unaudited)


                                         Three Months Ended     Nine Months Ended
                                              March 31,              March 31,
                                        --------------------   -------------------
                                          2005       2004        2005        2004
                                        --------    --------   --------   --------
Weighted average number of
  Common shares outstanding:
Basic                                  70,991,800   10,000    70,991,800   10,000
Diluted                                70,991,800   10,000    70,991,800   10,000


See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                            (In Thousands, Unaudited)

                                                           Three Months Ended      Nine Months Ended
                                                                March 31,              March 31,
                                                          --------------------    --------------------
                                                            2005        2004        2005        2004
                                                          --------    --------    --------    --------
Net income                                                $  3,826    $  3,693    $ 10,814    $  9,238
                                                          --------    --------    --------    --------

Other comprehensive income (loss),
 net of income taxes:
    Gross unrealized holdings gain
      (loss) on securities available
      for sale                                              (2,668)        549          14       2,039
    Deferred income tax benefit
      (expense)                                                934        (192)         (4)       (713)
                                                          --------    --------    --------    --------

Other comprehensive income (loss)                           (1,734)        357          10       1,326
                                                          --------    --------    --------    --------

Comprehensive income                                      $  2,092    $  4,050    $ 10,824    $ 10,564
                                                          ========    ========    ========    ========


See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (In Thousands, Unaudited)

                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                ----------------- --- ----------------
                                                                                      2005                 2004
                                                                                -----------------     ----------------
Cash flows from operating activities:
    Net income                                                                  $         10,814      $         9,238
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                            1,080                1,055
        Net amortization of premiums, discounts and loan fees and costs                      762                1,562
        Deferred income taxes                                                             (1,532)                (921)
        Amortization of intangible assets                                                    477                  477
        Provision for loan losses                                                              7             -
        Realized gain on sale of securities available for sale                               (71)            -
        Decrease (increase) in interest receivable                                           962                (338)
        Decrease (increase) in other assets                                                2,058                  425
        Increase (decrease) in interest payable                                             (19)                (342)
        Increase (decrease) in other liabilities                                           1,849                (319)
                                                                                -----------------     ----------------

            Net cash provided by operating activities                                     16,387               10,837
                                                                                -----------------     ----------------

Cash flows from investing activities:
    Purchases of securities available for sale                                             (143)                (113)
    Proceeds from sale of securities available for sale                                    1,115             -
    Purchases of investment securities held to maturity                                 (33,202)            (240,290)
    Proceeds from calls and maturities of investment securities held to
      maturity                                                                            15,386              103,758
    Proceeds from repayments of investment securities held to maturity                     3,420                2,756
    Purchase of loans                                                                  -                     (14,262)
    Net (increase) decrease in loans receivable                                         (10,406)               21,629
    Purchases of mortgage-backed securities held to maturity                            (88,138)            (345,122)
    Principal repayments on mortgage-backed securities held to maturity                  131,174              269,567
    Proceeds from sale of premises and equipment                                               3             -
    Additions to premises and equipment                                                  (8,845)              (6,365)
    Redemption (purchase) of FHLB Stock                                                -                        2,987
                                                                                -----------------     ----------------

            Net cash provided by (used in) investing activities                           10,364            (205,455)
                                                                                -----------------     ----------------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                                 (46,072)             (55,966)
    Repayment of FHLB advances                                                             (407)              (1,383)
    Net change in short-term borrowings from FHLB                                       (12,000)              (5,000)
    Increase (decrease) in advance payments by borrowers for taxes                           107                 (55)
    Proceeds from the issuance of common stock                                           156,725             -
                                                                                -----------------     ----------------

            Net cash (used in) provided by financing activities                           98,353             (62,404)
                                                                                -----------------     ----------------

Net (decrease) increase in cash and cash equivalents                                     125,104            (257,022)
Cash and cash equivalents - beginning                                                     39,488              325,657
                                                                                -----------------     ----------------

Cash and cash equivalents - ending                                              $        164,592      $        68,635
                                                                                =================     ================

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                 ----------------------------------------------
                            (In Thousands, Unaudited)

                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                --------------------------------------
                                                                                      2005                 2004
                                                                                -----------------     ----------------
Supplemental disclosures of cash flows information:
 Cash paid during the year for:
        Income taxes, net of refunds                                            $          1,688      $         2,945
                                                                                =================     ================

        Interest                                                                $         22,060      $        25,295
                                                                                =================     ================

Supplemental disclosure of non-cash transactions:
    Purchase of minority shares of West Essex                                   $      -              $        17,336
                                                                                =================     ================
    Goodwill - West Essex acquisition                                           $      -              $        50,517
                                                                                =================     ================
    Deposit for acquisition of West Essex Bancorp, Inc.                         $      -              $       (67,853)
                                                                                =================     ================

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  PRINCIPLES OF CONSOLIDATION
-------------------------------

The consolidated financial statements include the accounts of Kearny Financial Corp. (the "Company"), its wholly owned subsidiary, Kearny Federal Savings Bank (the "Bank"), and the Bank's wholly owned subsidiaries, KFS Financial Services, Inc., West Essex Insurance Agency and Kearny Federal Investment Corp. The
Company conducts its business principally through the Bank. Management eliminated all significant inter-company accounts and transactions during consolidation.


2.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended March 31, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year.


3.  NET INCOME PER COMMON SHARE
-------------------------------

Weighted average number of common shares actually outstanding provides the basis for calculation of basic net income per common share. Adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method, provides the basis for calculating diluted net income per share. Though the effective date of the Company's initial public offering was February 23, 2005, the presentation of basic and diluted net income per share assumes the effective date of the transaction was July 1, 2004. The calculation of basic and diluted net income per share includes the 30% of the outstanding shares sold to the public as well as the 70% of the outstanding shares held by Kearny MHC and excludes Kearny Federal Savings Bank Employee Stock Ownership Plan (the "ESOP") shares that have not been previously allocated to participants or have not been committed to be released for allocation to participants.

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


FORWARD-LOOKING STATEMENTS

This Form 10-Q may include certain forward-looking statements based on current management expectations. The actual results of Kearny Financial Corp. (the "Company") could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities. Additional potential factors include changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of Kearny Federal Savings Bank, the Company's wholly-owned subsidiary, (the "Bank"). Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company's other filings with the Securities and Exchange Commission.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND JUNE 30, 2004

Total assets increased by $109.5 million, or 5.6%, to $2.05 billion at March 31, 2005 from $1.94 billion at June 30, 2004, due primarily to a $125.1 million increase in cash and cash equivalents. Between June 30, 2004 and March 31, 2005, investment securities held to maturity, loans receivable, and premises and equipment increased $14.4 million, $10.3 million and $7.8 million, respectively, while mortgage-backed securities held to maturity decreased $43.8 million. During the nine-month period, there was an $86.5 million net outflow of deposits and $12.4 million reduction in Federal Home Loan Bank advances.

Cash and cash equivalents increased $125.1 million, or 316.7%, to $164.6 million at March 31, 2005 from $39.5 million at June 30, 2004. Management attributes the increase to the Company's initial public offering completed on February 23, 2005. Net of offering expenses, subscriptions funded from deposit withdrawals and funding the purchase of Kearny Federal Savings Bank's Employee Stock Ownership Plan (the "ESOP") shares, cash received was $156.7 million.

Investment securities held to maturity increased $14.4 million, or 3.3%, to $450.3 million at March 31, 2005 from $435.9 million at June 30, 2004. The increase came primarily in the tax-exempt category, reflecting the purchase of bank-qualified municipal bonds during the nine-month period.

Loans receivable, net of deferred fees and the allowance for loan losses, increased $10.3 million, or 2.0%, to $516.1 million at March 31, 2005, from $505.8 million at June 30, 2004. The increase came primarily in one-to-four family mortgage loans, particularly first mortgages and home equity loans. There was also an increase in non-residential mortgage loans. Decreases in home equity lines of credit, commercial business loans and construction loans partially offset the aforementioned increases.

Mortgage-backed securities decreased by $43.8 million, or 5.7%, to $727.6 million at March 31, 2005, from $771.4 million at June 30, 2004. The decrease resulted from monthly principal repayments. We used this cash flow to help fund deposit outflow and reduce Federal Home Loan Bank advances.

Premises and equipment increased $7.8 million, or 29.3%, to $34.4 million at March 31, 2005, from $26.6 million at June 30, 2004. Management attributes the increase primarily to the cost of completing the Bank's administrative headquarters building in Fairfield, New Jersey.

 Deposits, which decreased $86.5 million, or 5.6%, to $1.45 billion at March 31, 2005 from $1.54 billion at June 30, 2004 were the most significant cause of the decrease in total liabilities. Initial stock offering subscriptions funded from deposit withdrawals were $40.4 million. Other factors contributing to the decrease was the runoff of certificates of deposit due to lower interest rates paid, as well as a movement by customers to alternative investment opportunities in the marketplace.

Federal Home Loan Bank (the "FHLB") advances decreased $12.4 million, or 13.2%, to $81.8 million at March 31, 2005 from $94.2 million at June 30, 2004 primarily resulting from maturing advances that were not renewed.

Stockholders' equity increased $208.0 million, or 70.9%, to $501.5 million at March 31, 2005 from $293.5 million at June 30, 2004. The increase resulted from the addition of $214.6 million in capital from the recent initial public offering and net income of $10.8 million for the nine months ended March 31, 2005, partially offset by unearned ESOP shares of $17.5 million.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND
2004

GENERAL. Net income for the three months ended March 31, 2005 was $3.8 million, an increase of $133,000, or 3.6%, from $3.7 million for the three months ended March 31, 2004. The increase in net income resulted from an increase in net interest income, which was sufficient to offset an increase in salaries and employee benefits and an increase in the cost of office occupancy and equipment.

NET INTEREST INCOME. Net interest income increased by $1.1 million, or 9.0%, to $13.3 million for the three months ended March 31, 2005 from $12.2 million for the three months ended March 31, 2004. Despite decreases in net interest rate spread and margin and the ratio of average interest-earning assets to average interest-bearing liabilities remaining flat, year-over-year, the substantial increase in cash during the initial public offering subscription period this quarter contributed to the improvement of net interest income, for the 2005 period as compared to the 2004 period.

The net interest rate spread decreased three basis points to 2.50% for the three months ended March 31, 2005 from 2.53% for the three months ended March 31, 2004. The net interest rate margin decreased five basis points to 2.69% compared with 2.74%.

The net interest rate spread decreased due to a 19 basis point decrease in the yield on average interest-earning assets to 4.26% for the three months ending March 31, 2005, from 4.45% for the three months ending March 31, 2004. During the same period, the cost of interest-bearing liabilities decreased 16 basis points to 1.76% for the three months ending March 31, 2005, from 1.92% for the three months ending March 31, 2004, not enough to offset the declining yield on average interest-earning assets.

The ratio of average interest-earning assets to average interest-bearing liabilities remained virtually unchanged, year-over-year, contributing to the decline in the net interest rate margin. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 112.3% for the three months ended March 31, 2005, from 112.4% for the three months ended March 31, 2004.

INTEREST INCOME. Total interest income increased $1.3 million, or 6.6%, to $21.1 million for the three months ended March 31, 2005, from $19.8 million for the three months ended March 31, 2004. Average interest-earning assets increased $202.1 million, or 11.3%, to $1.98 billion for the three months ended March 31, 2005, from $1.78 billion for the three months ended March 31, 2004. The increase in average interest-earning assets more than offset the aforementioned 19 basis points decrease in yield, resulting in an increase in interest income. Management attributes the increase in interest income mainly to the income from the investment of stock subscriptions received during the quarter in short-term assets.

Interest income on loans receivable was flat, decreasing only $23,000, year-over-year. Interest income on loans was $7.2 million for both periods. The average balance of loans receivable increased $10.3 million, or 2.1%, to $510.9 million for the three months ended March 31, 2005, from $500.6 million for the three months ended March 31, 2004. However, a decrease in the average yield on loans receivable to 5.63% for the three months ended March 31, 2005, from 5.76% for the three months ended March 31, 2004, offset the increase in the average balance of loans outstanding. A continuing marketing effort contributed to the increase in average loans receivable. The lower yield reflects generally lower interest rates on originations and downward rate adjustments on adjustable rate and floating rate loans.

Interest income on mortgage-backed securities held to maturity decreased $376,000, or 4.3%, to $8.3 million for the three months ended March 31, 2005 from $8.7 million for the three months ended March 31, 2004. There was a $13.9 million, or 1.9%, decrease in the average balance of mortgage-backed securities held to maturity to $724.6 million for the three months ended March 31, 2005 from $738.5 million for the three months ended March 31, 2004. In addition, the average yield on mortgage-backed securities held to maturity decreased to 4.60% for the three months ended March 31, 2005 from 4.72% for the three months ended March 31, 2004. The decrease in the average balance of mortgage-backed securities held to maturity resulted from a partial redeployment of principal and interest payments into cash and cash equivalents to meet liquidity needs. The decrease in yield resulted from principal repayments received on older higher yielding securities while new purchases occurred in a lower interest rate environment.

Interest income on investment securities increased $312,000, or 8.2%, to $4.1 million for the three months ended March 31, 2005 from $3.8 million for the three months ended March 31, 2004. The increase resulted from an increase of $48.7 million, or 11.1%, in the average balance of investment securities to $488.3 million for the three months ended March 31, 2005 from $439.6 million for the three months ended March 31, 2004, partially offset by a decrease in the average yield on investment securities, to 3.38% from 3.47%. The increased average balance reflects the redeployment of cash and cash equivalents, which increased because of repayments on mortgage-backed securities held to maturity. The lower yield resulted from principal repayments on older higher yielding securities while new purchases occurred in a lower interest rate environment.

Interest income on other interest-earning assets increased to $1.4 million for the three months ended March 31, 2005 from $40,000 for the three months ended March 31, 2004. This was a result of a $156.9 million, or 159.3% increase in the average balance of other interest-earning assets to $255.4 million for the three months ended March 31, 2005 from $98.5 million for the three months ended March 31, 2004. The average balance of interest-earning deposits, the primary component of other interest-earning assets, increased $211.3 million to $244.0 million for the three months ended March 31, 2005 from $32.7 million for the three months ended March 31, 2004 primarily due to stock subscriptions received during the initial public offering subscription period this quarter. There was a 207 basis point increase in the average yield on other interest-earning assets to 2.23% for the three months ended March 31, 2005, from 0.16% for the three months ended March 31, 2004, due to rising short-term interest rates.

Interest Expense. Total interest expense increased $167,000, or 2.2%, to $7.8 million for the three months ended March 31, 2005 from $7.6 million for the three months ended March 31, 2004. The increase resulted primarily from an increase in the average balance of interest-bearing liabilities, which more than offset a decrease in the cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased $181.2 million, or 11.5%, to $1.76 billion for the three months ended March 31, 2005 from $1.58 billion for the three months ended March 31, 2004. There was a 16 basis point decrease in the average cost of interest-bearing liabilities to 1.76% for the three months ended March 31, 2005 from 1.92% for the three months ended March 31, 2004.

Interest expense on deposits increased $117,000, or 1.8%, to $6.7 million for the three months ended March 31, 2005 from $6.6 million for the three months ended March 31, 2004. The increase resulted primarily from an increase in the average balance of interest-bearing deposits, which more than offset a decrease in the average cost. The average balance of interest-bearing deposits increased $163.4 million, or 10.8%, to $1.67 billion from $1.51 billion. Included in the three months ended March 31, 2005 is interest expense attributed to subscription funds received during the initial public offering subscription period. The average cost of interest-bearing deposits decreased 14 basis points to 1.61% for the three months ended March 31, 2005 from 1.75% for the three months ended March 31, 2004.

Interest expense on Federal Home Loan Bank advances increased $50,000, or 5.1%, to $1.0 million for the three months ended March 31, 2005 from $975,000 for the three months ended March 31, 2004. The average balance increased $17.8 million, or 25.2%, to $88.5 million for the three months ended March 31, 2005 from $70.7 million for the three months ended March 31, 2004. A decrease in the average cost to 4.63% for the three months ended March 31, 2005 from 5.52% for the three months ended March 31, 2004 was not enough to offset the increase in the average balance. The increase in the average balance resulted from additional borrowings, but at a lower cost due to their relatively short remaining term to maturity.

PROVISION FOR LOAN LOSSES. There was an $110,000 reduction in the provision for loan losses during the three months ended March 31, 2005. During the quarter, the Bank received a $213,000 recovery for a previously charged-off loan. Total loans increased to $520.7 million at March 31, 2005 from $510.2 million at June 30, 2004. Non-performing loans were $2.4 million, or 0.47%, of total loans at March 31, 2005, as compared to $2.3 million, or 0.46%, of total loans at June 30, 2004. The allowance for loan losses as a percentage of gross loans outstanding was 1.04% at March 31, 2005 and 1.01% at June 30, 2004, reflecting balances of $5.4 million and $5.1 million, respectively.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. We maintained the allowance for loan losses as of March 31, 2005 at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

NON-INTEREST INCOME. Total non-interest income increased $89,000, or 22.1%, to $492,000 for the three months ended March 31, 2005, compared to $403,000 for the three months ended March 31, 2004. The increase was primarily the result of increased fee income from the Bank's retail branch network.

NON-INTEREST EXPENSE. Total non-interest expense increased $1.5 million, or 20.5%, to $8.8 million for the three months ended March 31, 2005 from $7.3 million for the three months ended March 31, 2004. The increase consisted primarily of an increase in salaries and employee benefits and an increase in the cost of office occupancy and equipment.

Salaries and employee benefits increased $924,000, or 22.0%, to $5.2 million for the three months ended March 31, 2005, compared to $4.2 million for the three months ended March 31, 2004. The increase was the result of normal salary increases, increased benefit costs and hiring of additional staff. The pension plan expense for the three months ended March 31, 2005 was $635,000, as compared to $394,000 for the three months ended March 31, 2004. The increase is due to lower than expected investment returns on plan assets and higher required contributions resulting from the incremental effect of normal salary increases.

Net occupancy expense of premises and equipment expense increased $379,000, or 23.7%, to $2.0 million for the three months ended March 31, 2005 from $1.6 million for the three months ended March 31, 2004. This increase primarily reflects normal increases in the cost of office occupancy and equipment, including operating expenses associated with our new 53,000 square foot administrative headquarters building in Fairfield, New Jersey.

All other elements of non-interest expense totaled $1.7 million for the three months ended March 31, 2005; an increase of $198,000, or 13.2%, from $1.5 million for the three months ended March 31, 2004.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased $304,000, or 19.0%, to $1.3 million for the three months ended March 31, 2005 from $1.6 million for the three months ended March 31, 2004. The effective income tax rates were 25.1% for the three months ended March 31, 2005 as compared to 30.0% for the three months ended March 31, 2004. Management attributes the decrease in income tax expense to tax management strategies, including investing in bank-qualified tax-exempt municipal bonds and transferring investment securities held to maturity and mortgage-backed securities held to maturity to a New Jersey investment company, Kearny Federal Investment Corp., a wholly owned subsidiary of the Bank, which commenced operations in July 2004.

COMPARISON  OF  OPERATING  RESULTS FOR THE NINE MONTHS  ENDED MARCH 31, 2005 AND
2004

GENERAL. Net income for the nine months ended March 31, 2005 was $10.8 million, an increase of $1.6 million, or 17.4%, from $9.2 million for the nine months ended March 31, 2004. The increase in net income resulted from an increase in net interest income, which was sufficient to offset an increase in salaries and employee benefits and an increase in the cost of occupancy and equipment.

Net Interest Income. Net interest income increased by $4.7 million, or 13.8%, to $38.8 million for the nine months ended March 31, 2005 from $34.1 million for the nine months ended March 31, 2004. The net interest rate spread increased to 2.60% for the nine months ended March 31, 2005 from 2.30% for the nine months ended March 31, 2004. The net interest rate margin increased 29 basis points to 2.82% compared with 2.53%.

The net interest rate spread improved primarily due to a 26 basis point decrease in the cost of average interest-bearing liabilities to 1.82% for the nine months ending March 31, 2005, from 2.08% for the nine months ending March 31, 2004. The net interest rate spread also improved due to a four basis point increase in the yield on average interest-earning assets to 4.42% from 4.38%.

The increase in the net interest margin is largely reflective of the increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 113.6% for the nine months ended March 31, 2005, from 112.2% for the nine months ended March 31, 2004.

INTEREST INCOME. Total interest income increased $1.7 million, or 2.9%, to $60.8 million for the nine months ended March 31, 2005, from $59.1 million for the nine months ended March 31, 2004. Average interest-earning assets increased $37.8 million, or 2.1%, to $1.84 billion from $1.80 billion. Management attributes the increase in interest income primarily to the reinvestment of cash and cash equivalents in higher yielding loans receivable, investment securities held to maturity and mortgage-backed securities held to maturity. In addition, the substantial increase in cash during the initial public offering subscription period contributed to the improvement of net interest income, due to higher short-term rates during the three months ended March 31, 2005.

Interest income on loans receivable decreased $460,000, or 2.1%, to $21.6 million for the nine months ended March 31, 2005, from $22.1 million for the nine months ended March 31, 2004. The average balance of loans receivable increased $13.0 million, or 2.6%, to $511.2 million from $498.2 million. However, a decrease in the average yield on loans receivable to 5.64% from 5.92% offset the increase in the average balance of loans outstanding. A continuing marketing effort contributed to the increase in average loans receivable. The lower yield reflects generally lower interest rates on originations and downward rate adjustments on adjustable rate and floating rate loans.

Interest income on mortgage-backed securities held to maturity increased $137,000, or 0.5%, to $25.3 million for the nine months ended March 31, 2005 from $25.2 million for the nine months ended March 31, 2004. This was a result of a $33.9 million, or 4.9%, increase in the average balance of mortgage-backed securities held to maturity to $732.8 million from $698.9 million. The increase in the average balance more than offset the decrease in the average yield to 4.60% from 4.80%. The increase in the average balance resulted from the redeployment of cash and cash equivalents. The decrease in yield resulted from principal repayments received on older higher yielding securities while new purchases occurred in a lower interest rate environment.

Interest income on investment securities increased $1.5 million, or 14.0%, to $12.2 million for the nine months ended March 31, 2005 from $10.7 million for the nine months ended March 31, 2004. The increase resulted from an increase of $75.5 million, or 18.4%, in the average balance of investment securities to $486.1 million from $410.6 million. However, a decrease in the average yield on investment securities to 3.35% from 3.46% partially offset the increase in the average balance of investment securities. The increased average balance reflects the redeployment of cash and cash equivalents. The lower yield resulted from principal repayments on older higher yielding securities while new purchases occurred in a lower interest rate environment.

Interest income on other interest-earning assets increased $486,000, or 41.0%, to $1.7 million for the nine months ended March 31, 2005 from $1.2 million for the nine months ended March 31, 2004. There was a 127 basis point increase in the average yield on other interest-earning assets to 2.10% from 0.83%. An $84.8 million, or 44.4% decrease in the average balance of other interest-earning assets to $106.2 million from $191.0 million partially offset the increase in average yield. The decrease in the average balance was due to the use of assets in these categories to invest in higher yielding securities, partially offset by the substantial increase in cash during the initial public offering subscription period. The increase in average yield was due to higher short-term rates.

INTEREST EXPENSE. Total interest expense decreased $3.0 million, or 12.0%, to $22.0 million for the nine months ended March 31, 2005 from $25.0 million for the nine months ended March 31, 2004. The decrease resulted primarily from a decrease in the average cost of interest-bearing liabilities to 1.82% from 2.08%. The average balance of interest-bearing liabilities increased to $1.62 billion for the nine months ended March 31, 2005 as compared to $1.60 billion. Average cost decreased due to lower market interest rates prevailing during most of the period.

Interest expense on deposits decreased $2.9 million, or 13.2%, to $19.0 million for the nine months ended March 31, 2005 from $21.9 million for the nine months ended March 31, 2004. Interest expense on deposits declined due to a decrease in the average cost of interest-bearing deposits to 1.66% from 1.91%. The average balance of interest-bearing deposits remained unchanged at $1.53 billion for the nine months ended March 31, 2005 and $1.53 billion for the nine months ended March 31, 2004. Included in the nine months ended March 31, 2005 is interest expense attributed to subscription funds received during the public offering subscription period, which also contributed to the average balance of interest-bearing deposits remaining flat, year-over-year.

Interest expense on Federal Home Loan Bank advances decreased $85,000, or 2.7%, to $3.0 million for the nine months ended March 31, 2005 from $3.1 million for the nine months ended March 31, 2004. The average balance increased $12.5 million, or 17.0%, to $85.9 million from $73.4 million. However, a decrease in the average cost to 4.67% from 5.61% offset the increase in the average balance. The increase in the average balance resulted from additional borrowings, but at a lower cost due to their relatively short remaining term to maturity.

PROVISION FOR LOAN LOSSES. There was a $7,000 provision for loan losses made during the nine months ended March 31, 2005 as compared to no provision during the nine months ended March 31, 2004. Total loans increased to $520.7 million at March 31, 2005 from $510.2 million at June 30, 2004. Non-performing loans were $2.4 million, or 0.47%, of total loans at March 31, 2005, as compared to $2.3 million, or 0.46%, of total loans at June 30, 2004. The allowance for loan losses as a percentage of gross loans outstanding was 1.04% at March 31, 2005 and 1.01% at June 30, 2004, reflecting balances of $5.4 million and $5.1 million, respectively.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. We maintained the allowance for loan losses as of March 31, 2005 at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

NON-INTEREST INCOME. Non-interest income increased $200,000, or 16.7%, to $1.4 million for the nine months ended March 31, 2005 compared to $1.2 million for the nine months ended March 31, 2004. The increase was primarily the result of a $71,000 gain from the sale of a trust-preferred security and increased fee income from the Bank's retail branch network. There was no such gain recorded in the nine months ended March 31, 2004.

NON-INTEREST EXPENSE. Excluding merger related expenses, total non-interest expense increased $3.8 million, or 17.6%, to $25.4 million for the nine months ended March 31, 2005, from $21.6 million for the nine months ended March 31, 2004. The increase consisted primarily of an increase in salaries and employee benefits and an increase in the cost of office occupancy and equipment.

The merger related expenses of $592,000 recorded during the nine months ended March 31, 2004 consisted primarily of fees due to attorneys and financial advisors.

Salaries and employee benefits increased $2.7 million, or 21.8%, to $15.2 million for the nine months ended March 31, 2005, compared to $12.4 million for the nine months ended March 31, 2004. The increase was the result of normal salary increases, increased benefit costs and hiring of additional staff, including business development personnel. The pension plan expense for the nine months ended March 31, 2005 was $2.2 million, as compared to $1.2 million for the nine months ended March 31, 2004. The increase is due to lower than expected investment returns on plan assets and higher required contributions resulting from the incremental effect of normal salary increases.

Net occupancy expense of premises and equipment expense increased $674,000, or 15.0%, to $5.2 million for the nine months ended March 31, 2005 from $4.5 million for the nine months ended March 31, 2004. This increase primarily reflects normal increases in the cost of office occupancy and equipment, including operating expenses associated with our new 53,000 square foot administrative headquarters building in Fairfield, New Jersey.

All other elements of non-interest expenses totaled $5.0 million for the nine months ended March 31, 2005; an increase of $410,000, or 8.9%, from $4.6 million for the nine months ended March 31, 2004.

PROVISION FOR INCOME TAXES. The provision for income taxes remained virtually unchanged, increasing only $25,000, at $4.0 million for the nine months ended March 31, 2005 and $4.0 million for the nine months ended March 31, 2004. The effective income tax rates were 26.9% for the nine months ended March 31, 2005 as compared to 30.0% for the nine months ended March 31, 2004. Management attributes the decrease in income tax expense to tax management strategies, including investing in bank-qualified tax-exempt municipal bonds and transferring investment securities held to maturity and mortgage-backed securities held to maturity to a New Jersey investment company, Kearny Federal Investment Corp., a wholly owned subsidiary of the Bank, which commenced operations in July 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. The Bank reviews cash flow projections regularly and updates them to assure maintenance of adequate liquidity.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

The Bank's primary sources of funds are deposits, amortization, prepayments and maturities of mortgage-backed securities and outstanding loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows, loan and mortgage-backed securities prepayments. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings.

Liquidity  management  is  both a  daily  and  long-term  function  of  business management. Management generally invests excess liquidity in short-term investments such as overnight deposits or U.S. agency securities. The Bank uses its sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York (the "FHLB") which provides an additional source of funds. At March 31, 2005, advances from the FHLB amounted to $81.8 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2005, the Bank has outstanding commitments to originate loans of $51.4 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2005, totaled $598.1 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2005, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision (the "OTS").

The following table sets forth the Bank's capital position at March 31, 2005, as compared to the minimum regulatory capital requirements:

                                                                  March 31, 2005 (Unaudited)
                                        -------------------------------------------------------------------------------
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                        Minimum Capital           Prompt Corrective
                                                 Actual                   Requirements            Action Provisions
                                        -------------------------    -----------------------    -----------------------
                                          Amount         Ratio        Amount        Ratio        Amount        Ratio
                                        -------------------------------------------------------------------------------
                                                                        (In Thousands)
Total Capital
  (to risk-weighted assets)                 419,443       61.17%      $ 54,856        8.00%     $ 68,571        10.00%

Tier 1 Capital
  (to risk-weighted assets)                 407,425       59.42%         -            -           41,142         6.00%

Core (Tier 1) Capital
  (to adjusted total assets)                407,425       20.93%        58,396        3.00%       97,327         5.00%

Tangible Capital
  (to adjusted total assets)                407,425       20.93%        29,198        1.50%        -             -


                                     ITEM 3.
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
            ---------------------------------------------------------


QUALITATIVE ANALYSIS. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread sustainable during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities, which either re-price or mature within a given period. The difference, or the interest rate re-pricing "gap", provides an indication of the extent changes in interest rates may affect an institution's interest rate spread. A positive gap exists when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and a negative gap exists when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

Because the Bank's interest-bearing liabilities, which mature or re-price within short periods exceed its interest-earning assets with similar characteristics, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a positive effect on net interest income.

The Bank's Board of Directors established an Interest Rate Risk Management Committee comprised of members of the board and management. The committee meets quarterly to address management of the Bank's assets and liabilities, including review of its short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and re-pricing frequencies of loans and securities; and a variety of other asset and liability management topics. The committee reports the results of its quarterly review to the full board, which adjusts interest rate risk policy and strategies, as it considers necessary and appropriate.

QUANTITATIVE ANALYSIS. Management using the OTS model, which estimates the change in the Bank's net portfolio value (the "NPV") over a range of interest rate scenarios, monitors the Bank's interest rate sensitivity. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. OTS defines the NPV ratio, under any interest rate scenario, as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of December 31, 2004, the most recent date for which the Bank has received the Bank's NPV as calculated by the OTS. Management does not believe that there has been a material adverse change in the Bank's interest rate risk during the three months ended March 31, 2005.

                                                              At December 31, 2004
                            ------------------------------------------------------------------------------------------
                                                                                  Net Portfolio Value
                                  Net Portfolio Value                       as % of Present Value of Assets
                            ---------------------------------     ----------------------------------------------------
                                                                                     Net Portfolio       Basis Point
   Changes in Rates           $ Amount           $ Change           % Change          Value Ratio          Change
-----------------------     --------------     --------------     --------------     --------------     --------------
                                                                 (In Thousands)
       +300 bp                    175,801          -134,325           -43%             10.11%            -626 bp
       +200 bp                    221,039          - 89,087           -29%             12.34%            -403 bp
       +100 bp                    265,519          - 44,607           -14%             14.41%            -196 bp
          0 bp                    310,126          -                  -                16.37%            -
       -100 bp                    335,193          + 25,067           +8%              17.38%            +102 bp

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the measurement period. The model also assumes that a particular change in interest rates reflects uniformly across the yield curve regardless of the duration to maturity or re-pricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

                                     ITEM 4.
                             CONTROLS AND PROCEDURES
                             -----------------------


As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934), each of the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures ensure effective recording, processing, summarization and reporting of information requiring disclosure by the Company in its Exchange Act reports, within the applicable timeframes specified by the SEC's rules and forms.

During the quarter under report, there was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II


ITEM 1.        Legal Proceedings
               -----------------

               At March 31, 2005, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

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

ITEM 5.        Other Information
               -----------------

              None.

ITEM 6.        Exhibits
               --------

               The following Exhibits are filed as part of this report:

                 3.1     Charter of Kearny Financial Corp. (1)
                 3.2     By-laws of Kearny Financial Corp. (1)
                 4.0     Specimen Common Stock Certificate of Kearny Financial Corp. (1)
                10.1     Employment Agreement between Kearny Federal Savings Bank and John N. Hopkins (1)
                10.2     Employment Agreement between Kearny Federal Savings Bank and Allan Beardslee (1)
                10.3     Employment Agreement between Kearny Federal Savings Bank and Albert E.Gossweiler (1)
                10.4     Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (1)
                10.5     Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (1)
                10.6     Employment Agreement between Kearny Federal Savings Bank and Erika Sacher (1)
                10.7     Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (1)
                10.8     Directors Consultation and Retirement Plan (1)
                10.9     Benefit Equalization Plan (1)
                10.10    Benefit Equalization Plan for Employee Stock Ownership Plan (1)
                11.0     Statements re: computation of per share earnings (Filed herewith).
                31.0     Rule 13a-14(a)/15d-14(a) Certifications (Filed herewith).
                32.0     Section 1350 Certifications (Filed herewith).

                ----------------------------------------------------------------
               (1)  Incorporated  by  reference  to  the  identically   numbered
                    exhibit to the Registrant's  Registration  Statement on Form
                    S-1 (File No. 333-118815).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.


                                   KEARNY FINANCIAL CORP.

Date: May 10, 2005                 By: /s/ John N. Hopkins
      ------------                    ------------------------------------------
                                     John N. Hopkins
                                     President and Chief Executive Officer
                                     (Duly  authorized  officer  and  principal
                                     executive officer)



Date: May 10, 2005                By: /s/ Albert E. Gossweiler
      ------------                    ------------------------------------------
                                      Albert E. Gossweiler
                                      Senior Vice President and Chief  Financial
                                      Officer
                                      (Principal financial officer)