Form 10-K
period 2005-06-30
Kearny Financial Corp.
filed 2005-09-27
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

(Mark One)

[X]  Annual report pursuant to section 13 OR 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended             June 30, 2005
                               -------------------------------------------------
                                     - or -

[ ]  Transition Report pursuant to section 13 OR 15(d) of the Securities Exchange Act of 1934
     For the transition period from           to
                                    ---------    ---------

                           Commission Number: 0-51093
                                              -------

                             Kearny Financial Corp.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                United States                                   22-3803741
---------------------------------------------                ----------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
 or organization)                                            Identification No.)

120 Passaic Avenue, Fairfield, New Jersey                        07004
-----------------------------------------                        -----
(Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code:     (973) 244-4500
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                             --------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                    ---------------------------------------
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2).  YES       NO  X
                                              ---      ---

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on December 31, 2004 was $0.

         As of September 26, 2005 there were issued and outstanding 72,737,500 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders. (Part III)

                                     PART I

         Kearny Financial Corp. (the "Company" or the "Registrant") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting policies and practices, as may be adopted by regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board; technological changes; competition among financial services providers; and the success of the Company at managing the risks involved in the foregoing and managing its business.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Business
-----------------

General

         The Company is a federally-chartered corporation that was organized on March 30, 2001 for the purpose of being a holding company for Kearny Federal Savings Bank (the "Bank"), a federally-chartered stock savings bank. On February 23, 2005, the Company completed a minority stock offering in which it sold 21,821,250 shares, or 30% of its outstanding common stock. The remaining 70% of the outstanding common stock, or 50,916,250 shares, are owned by Kearny MHC (the "MHC"). The MHC is a federally-chartered mutual holding company and is subject to regulation by the Office of Thrift Supervision. So long as the MHC is in existence, it will at all times own a majority of the outstanding common stock of the Company. The MHC and the Company are regulated by the Office of Thrift Supervision.

         The Company is a unitary savings and loan holding company and conducts no significant business or operations of its own. References in this Annual Report on Form 10-K to the Company or Registrant generally refer to the Company and the Bank, unless the context indicates otherwise. References to "we," "us," or "our" refer to the Bank or Company, or both, as the context indicates.

         The Bank was originally founded in 1884 as a New Jersey mutual building and loan association. It obtained federal insurance of accounts in 1939 and received a federal charter in 1941. The Bank's deposits are federally insured by the Savings Association Insurance Fund as administered by the Federal

Deposit Insurance Corporation, and the Bank is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

         Our primary business is attracting retail deposits from the general public and using those deposits, together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for our investing and lending activities. We invest in mortgage-backed securities, U.S. government obligations, obligations of state and political subdivisions and other securities. Our loan portfolio consists of one- to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans, home equity loans and lines of credit, and other consumer loans. Our interest-earning assets consist primarily of mortgage-backed securities and investment securities, which comprised 59.9% of our total assets while our loan portfolio comprised 26.5% of our total assets at June 30, 2005. We intend to increase the balance of our loan portfolio relative to the size of our securities portfolio, however, such a change will take time and, in the near future, our assets will continue to consist primarily of securities.

         Market Area. We currently operate from administrative headquarters in Fairfield, New Jersey, and twenty-five branch offices located in Bergen, Hudson, Passaic, Morris, Middlesex, Essex, Union and Ocean Counties, New Jersey. We also consider Monmouth County, New Jersey to be part of our market area. Our lending is concentrated in these nine New Jersey counties, and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

         Our primary market area is largely urban and suburban with a broad economic base as is typical with counties in the New York metropolitan area.
Service jobs represent the largest employment sector followed by wholesale/retail trade.

         Our business of attracting deposits and making loans is primarily conducted within our market area. A downturn in the local economy could reduce the amount of funds available for deposit and the ability of borrowers to repay their loans. As a result, our profitability could decrease.

         Competition. We operate in a market area with a high concentration of banking and financial institutions, and we face substantial competition in attracting deposits and in originating loans. A number of our competitors are significantly larger institutions with greater financial and managerial resources and lending limits. Our ability to compete successfully is a significant factor affecting our growth potential and profitability.

         Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, and credit unions located in our primary market area. We also compete with mortgage banking and finance companies for real estate loans and with commercial banks and savings institutions for consumer loans, and we face competition for funds from investment products such as mutual funds, short-term money funds and corporate and government securities. There are large competitors operating throughout our total market area, including Bank of America, Commerce Bank, Wachovia Bank and PNC Bank, and we also face strong competition from other community-based financial institutions.

Lending Activities

         General. We have traditionally focused on the origination of one- to four-family loans, which comprise a significant majority of the total loan portfolio. Our next largest category of lending is commercial lending which includes multi-family dwellings, mixed-use properties and other commercial real estate. We also offer consumer loans, primarily composed of home equity loans and lines of credit. We also originate construction loans and commercial business loans, generally secured by real estate.

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                                                         At June 30,
                                ---------------------------------------------------------------------------------------------
                                     2005               2004                2003               2002                2001
                                ----------------   ---------------    ----------------    ---------------    ----------------
                                Amount   Percent   Amount  Percent    Amount   Percent    Amount  Percent    Amount   Percent
                                ------   -------   ------  -------    ------   -------    ------  -------    ------   -------
                                                          (In thousands)
Type of Loans:
Real estate mortgage -
   one-to-four family........ $382,766    68.04% $358,241    70.22% $366,391    71.50%  $458,969   77.24%  $468,846    77.42%
Real estate mortgage -
  multi-family and
  commercial.................   96,685    17.18    83,426    16.35    71,099    13.88     59,418   10.00     57,013     9.42
Commercial business..........    2,930     0.52     5,161     1.01     2,353     0.46      6,704    1.13      4,325     0.71
Consumer:
   Home equity loans.........   54,199     9.63    37,381     7.33    37,315     7.28     36,750    6.19     39,492     6.52
   Home equity lines of
     credit..................   14,850     2.64    15,677     3.07    19,905     3.89     19,183    3.23     12,641     2.09
   Passbook or certificate...    2,831     0.50     2,746     0.54     2,895     0.56      3,044    0.51      3,539     0.59
   Other.....................      264     0.05       336     0.07     1,273     0.25      1,111    0.18      1,405     0.23
Construction.................    8,094     1.44     7,212     1.41    11,183     2.18      9,030    1.52     18,299     3.02
                              --------   ------  --------   ------  --------   ------   --------  ------   --------   ------
     Total loans.............  562,619   100.00%  510,180   100.00%  512,414   100.00%   594,209  100.00%   605,560   100.00%
                              --------   ======  --------   ======  --------   ======   --------  ======   --------   ======
Less:
   Allowance for loan
      losses.................    5,416              5,144              5,180               5,170              5,167
   Deferred loan (costs)
      and fees, net..........     (815)              (758)            (1,927)             (2,103)            (1,789)
                              --------           --------           --------            --------           --------
                                 4,601              4,386              3,253               3,067              3,378
                              --------           --------           --------            --------           --------
     Total loans, net........ $558,018           $505,794           $509,161            $591,142           $602,182
                              ========           ========           ========            ========           ========


         Loan Maturity Schedule. The following table sets forth the maturity of the Bank's loan portfolio at June 30, 2005. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. Loans are stated in the following tables at contractual maturity and actual maturities could differ due to prepayments.

                                                                      At June 30, 2005
                           ---------------------------------------------------------------------------------------------------------
                           Real estate      Real estate                           Home
                           mortgage -       mortgage -                Home       equity     Passbook
                           one-to-four     multi-family  Commercial   equity     lines of       or
                             family       and commercial  business    loans       credit   certificate Other  Construction   Total
                             ------       --------------  --------    -----       ------   ----------- -----  ------------   -----
                                                                        (In thousands)
Amounts Due:
Within 1 Year..............  $    198        $ 1,383        $2,866   $    80     $    47     $2,520     $116       $7,536   $ 14,746
                             --------        -------        ------   -------     -------     ------     ----       ------   --------
After 1 year:
  1 to 3 years.............     4,757          1,034            25     3,772         302        301       53          558     10,802
  3 to 5 years.............     5,394          3,853            39     4,699         678          -        -            -     14,663
  5 to 10 years............    53,720         11,308             -    17,365       1,709          -        -            -     84,102
  10 to 15 years...........   129,951         22,916             -    24,156       8,551         10       95            -    185,679
  Over 15 years............   188,746         56,191             -     4,127       3,563          -        -            -    252,627
                             --------        -------        ------   -------     -------     ------     ----       ------   --------

Total due after one year...   382,568         95,302            64    54,119      14,803        311      148          558    547,873
                             --------        -------        ------   -------     -------     ------     ----       ------   --------
Total amount due...........  $382,766        $96,685        $2,930   $54,199     $14,850     $2,831     $264       $8,094   $562,619
                             ========        =======        ======   =======     =======     ======     ====       ======   ========


         The following table sets forth the dollar amount of all loans at June 30, 2005 that are due after June 30, 2006.


                                                    Floating or
                                    Fixed Rates   Adjustable Rates    Total
                                    -----------   ----------------    -----
                                                   (In thousands)
Real estate mortgage -
   one-to-four family..............    $341,400            $41,168    $382,568
Real estate mortgage -
  multi-family and commercial......      64,826             30,476      95,302
Commercial business................          39                 25          64
Consumer:
   Home equity loans...............      54,119                  -      54,119
   Home equity lines of credit.....       1,605             13,198      14,803
   Passbook or certificate.........           -                311         311
   Other...........................         139                  9         148
   Construction....................           -                558         558
                                       --------            -------    --------
       Total.......................    $462,128            $85,745    $547,873
                                       ========            =======    ========


         One- to Four-Family Mortgage Loans. Our primary lending activity consists of the origination of one- to four-family first mortgage loans, nearly all of which are secured by property located in New Jersey.

         We will originate a one- to four-family mortgage loan on an owner occupied property with principal amounts up to 95% of the lesser of the appraised value or the purchase price of the property, with private mortgage insurance required for loans with a loan to value ratio exceeding 80%. The loan to value limit on a non-owner occupied property is 75%. Loans in excess of $750,000 are handled on a case by case basis and are subject to lower loan to value limits, generally no more than 50%.

         Our fixed rate and adjustable rate residential mortgage loans on owner occupied properties have terms of ten to thirty years. Residential mortgage loans on non-owner occupied properties have terms up to fifteen years for fixed rate loans and terms up to twenty years for adjustable rate loans. We also offer ten-year balloon mortgages with a thirty year amortization schedule on owner occupied properties and a twenty year amortization schedule on non-owner occupied properties.

         Our adjustable rate loan products provide for an interest rate that is tied to the one-year Constant Maturity U.S. Treasury index and have terms of up to thirty years with initial fixed rate periods of one, three, five, seven, or ten years according to the terms of the loan and annual rate adjustment thereafter. We also offer an adjustable rate loan with a term up to thirty years with a rate that adjusts every five years to the five-year Constant Maturity U.S. Treasury index. There is a 200 basis point limit on the rate adjustment in any adjustment period, and the rate adjustment limit over the life of the loan is 600 basis points. We emphasize the origination of adjustable rate loans, however, as a result of the low interest rate environment of the last several years, customer demand has recently been primarily for fixed rate loans.

         We offer a first time home buyer program for persons who have not previously owned real estate and are purchasing a one- to four-family property in Bergen, Passaic, Morris, Essex, Hudson, Middlesex, Monmouth, Ocean and Union Counties, New Jersey for use as a primary residence. This program is also available outside these areas only to persons who are existing deposit or loan customers of Kearny Federal

Savings Bank and/or members of their immediate families. The financial incentives offered under this program are a one-quarter of one percent rate reduction on all first mortgage loan types and the refund of the application fee at closing.

         The fixed rate mortgage loans that we originate generally meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation. However, as our focus is on growing the size of the loan portfolio, we generally do not sell loans in the secondary market and do not currently anticipate that we will commence doing so in any large capacity. There were no residential mortgage loan sales during the last three fiscal years.

         Substantially all of our residential mortgages include "due on sale" clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing our one- to four-family residential loans are made by state certified or licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if applicable, flood insurance policies are also required.

         Multi-family and Commercial Real Estate Mortgage Loans. We also originate mortgage loans on multi-family and commercial real estate properties, including loans on apartment buildings, retail/service properties, and other income-producing properties, including mixed-use properties combining residential and commercial space. Going forward, we intend to increase the size of this portfolio.

         We generally require no less than a 30% down payment or equity position for mortgage loans on multi-family and commercial real estate properties, and we require personal guarantees on all such loans. Currently, these loans are made with a maturity of up to 15 years. We also offer a five year balloon loan with a twenty year amortization schedule. All of our multi-family and commercial real estate mortgage loans are on properties within New Jersey.

         Multi-family and commercial real estate mortgage loans generally are considered to entail significantly greater risk than that which is involved with one- to four-family real estate lending. The repayment of these loans typically is dependent on the successful operations and income stream of the borrower and the real estate securing the loan as collateral. These risks can be significantly affected by economic conditions. In addition, multi-family and commercial real estate mortgage loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. Multi-family and commercial real estate lending also generally requires substantially greater evaluation and oversight efforts compared to residential real estate lending.

         Commercial Business Loans. We also originate commercial term loans and lines of credit to a variety of professionals, sole proprietorships and small businesses in our market area. These loans are generally secured by real estate, and we require personal guarantees on all commercial loans. Marketable securities are also accepted as collateral on lines of credit, but with a loan to value limit of 50%. The loan to value limit on secured commercial lines of credit and term loans is otherwise generally limited to 70%. We also make unsecured commercial loans in the form of overdraft checking authorization up to $25,000 and unsecured lines of credit up to $25,000.

         Our commercial term loans generally have terms up to fifteen years and are mostly fixed rate loans. Our commercial lines of credit have terms up to two years and are mostly adjustable rate loans. We also offer a one-year interest only commercial line of credit with balloon payment.

         Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial business loans, therefore, have greater credit risk than residential mortgage loans. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. Commercial lending also generally requires substantially greater evaluation and oversight efforts compared to residential or non-residential real estate lending.

         Home Equity Loans and Lines of Credit. Our home equity loans are fixed rate loans for terms of generally up to twenty years. We also offer fixed and adjustable rate home equity lines of credit with terms up to fifteen years. We still have in this portfolio a substantial amount of twenty-year home equity loans originated by Pulaski Savings Bank, which we acquired in 2002. Collateral value is determined through an Automated Valuation Module (AVM), specifically, the Freddie Mac's Home Valuation Explorer (HVE), or property value analysis report (FHLMC Form 704) provided by a state certified or licensed independent appraiser. In some cases, we determine collateral value by a full appraisal performed by a state certified or licensed independent appraiser. Home equity loans and lines of credit do not require title insurance but do require homeowner, liability, fire and, if applicable, flood insurance policies.

         Home equity loans and fixed rate home equity lines of credit are primarily originated in our market area and are generally made in amounts of up to 80% of value on term loans and up to 75% of value on home equity adjustable rate lines of credit. We originate home equity loans secured by either a first lien or a second lien on the property.

         Other Consumer Loans. In addition to home equity loans and lines of credit, our consumer loan portfolio at June 30, 2005 also included savings secured (passbook) loans and unsecured personal overdraft loans. We will generally lend up to 90% of the account balance on a savings secured loan.

         Consumer loans entail greater risks than residential mortgage loans, particularly consumer loans that are unsecured. Consumer loan repayment is dependent on the borrower's continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

         Our underwriting standards for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and any additional verifiable secondary income.

         We previously made student education loans. We sold this portfolio to Sallie Mae during the year ended June 30, 2003. Additionally, in our acquisitions of Pulaski Savings Bank and West Essex Bank, we acquired small portfolios of automobile loans and personal overdraft accounts. The balance of automobile loans and unsecured personal loans remaining at June 30, 2005 was $10,300 and $119,200, respectively. We began offering unsecured personal overdraft loans of up to $2,500 to our customers in September 2004, and automobile loans of up to $50,000 to our customers in June 2005.

         Construction Lending. Our construction lending includes loans to individuals for construction of one- to four-family residences or for major renovations or improvements to an existing dwelling. Our construction lending also includes loans to builders and developers for multi-unit buildings or multi-house projects. All of our construction lending is in New Jersey.

         Construction borrowers must hold title to the land free and clear of any liens. Financing for construction loans is limited to 80% of the anticipated appraised value of the completed property. Disbursements are made in accordance with inspection reports by our approved appraisal firms. Terms of financing are limited to one year with an interest rate tied to the prime rate and may include a premium of one or more points. In some cases, we convert a construction loan to a permanent mortgage loan upon completion of construction.

         We have no formal limits as to the number of projects a builder has under construction or development, and make a case by case determination on loans to builders and developers who have multiple projects under development. Loans to builders and developers must be approved by the Board of Directors before the borrower's application can be accepted. We generally do not make construction loans to builders on a speculative basis, without a contract in place. Financing is only provided for up to two houses at a time in a multi-house project, requiring a contract on one of the two houses before financing for the next house may be obtained.

         Construction lending is generally considered to involve a higher degree of credit risk than mortgage lending. If the estimate of construction cost proves to be inaccurate, we may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover all of the unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. Accordingly, as of June 30, 2005, our loans to one borrower limit was approximately $46.0 million.

         At June 30, 2005, our largest single borrower had an aggregate loan balance of approximately $9.7 million, representing two mortgage loans secured by commercial real estate. Our second largest single borrower had an aggregate loan balance of approximately $9.6 million, representing two loans secured by commercial real estate, one commercial line of credit secured by real estate and one residential mortgage loan. Our third largest borrower had an aggregate loan balance of approximately $7.0 million, representing four loans secured by commercial real estate. At June 30, 2005, all of these lending relationships were current and performing in accordance with the terms of their loan agreements.

         Loan Originations, Purchases, Sales, Solicitation and Processing. The following table shows total loans originated, purchased and repaid during the periods indicated. During the periods indicated, the Bank did not sell any loans other than the sale of the student loan portfolio to Sallie Mae during the year ended June 30, 2003.

                                                                       For the Year Ended June 30,
                                                                    --------------------------------
                                                                       2005      2004        2003
                                                                    ---------  ---------   ---------
                                                                             (In thousands)
Loan originations and purchases:
  Loan originations:
    Real estate mortgage - one-to-four family...............        $  86,026  $  69,550   $  87,545
    Real estate mortgage - multi-family and commercial......           24,622     26,052      17,227
    Commercial business.....................................            1,422      5,631       1,714
    Construction............................................            7,378      6,864       7,662
  Consumer:
    Home equity loans and lines of credit...................           39,598     31,656      45,328
    Passbook or certificate.................................            1,618      1,830       2,693
    Other...................................................              324        266         101
                                                                    ---------  ---------   ---------
  Total loan originations...................................          160,988    141,849     162,270
                                                                    ---------  ---------   ---------
  Loan purchases:
    Real estate mortgage - one-to-four family...............            1,500     14,262           -
    Real estate mortgage - multi-family and commercial......                -        762       5,687
                                                                    ---------  ---------   ---------
  Total loan purchases......................................            1,500     15,024       5,687
                                                                    ---------  ---------   ---------
  Loans sold (student loan portfolio).......................                -          -        (338)
  Loan principal repayments.................................         (111,740)  (157,906)   (249,414)
                                                                    ---------  ---------   ---------
  Total loans sold and principal repayments.................         (111,740)  (157,906)   (249,752)
                                                                    ---------  ---------   ---------
Increase (decrease) due to other items......................            1,476     (2,334)       (186)
                                                                    ---------  ---------   ---------
Net increase (decrease) in loan portfolio...................        $  52,224  $  (3,367)  $ (81,981)
                                                                    =========  =========   =========

         Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals and "walk-in" customers. Our residential loan originations are largely advertising driven. On the commercial lending side, we have recently hired four experienced business development officers who focus on commercial loan originations and we expect to further increase staffing in this area.

         We primarily originate our own loans and retain them in our portfolio. As part of our loan growth strategy, we generally do not sell loans in the secondary market and do not currently anticipate that we will commence doing so in any large capacity. There were no whole loan sales during the three years ended June 30, 2005 other than the sale of the student loan portfolio. Gross loan originations totaled $161.0 million for the year ended June 30, 2005. Loan originations exceeded principal repayments by approximately $49.2 million for the fiscal year ended June 30, 2005.

         During the years ended June 30, 2005, 2004 and 2003, we purchased $1.5 million, $14.3 million and $0 of one- to four-family mortgage loans. The mortgage loans purchased during the year ended June 30, 2005 were adjustable rate loans. The mortgage loans purchased during the year ended June 30, 2004 consisted mostly of fifteen and twenty year fixed rate loans with servicing retained by the seller. All loans were purchased with recourse for a limited period. In accordance with the terms of the loan purchase agreements, for loan purchases in the years ended June 30, 2005 and 2004, any loan that became delinquent for 60 days within six months from the date of purchase must be repurchased by the seller, with a refund to the Bank of the unamortized portion of the premium paid for that loan. As of June 30, 2005, the recourse period expired for the purchases made in the year ended June 30, 2004.

         In April 2005, the Bank entered into loan purchase agreements with two mortgage companies, Millenium Home Mortgage Corporation of Parsippany, New Jersey and Merit Financial Corporation of Montville, New Jersey. The agreement with Millenium Home Mortgage Corporation calls for the purchase, on a flow basis, of $20 million of adjustable rate and/or 10 or 15 year fixed rate mortgage loans. The Bank will retain servicing for these loans. The agreement with Merit Financial Corporation calls for the purchase, on a flow basis, of $20 million of adjustable rate and/or 10 or 15 year fixed rate mortgage loans. The Bank will retain servicing for these loans. During the year ended June 30, 2005, a total of $1.5 million adjustable rate loans were purchased from these two companies.

         In addition to purchasing one- to four-family loans, we also occasionally purchase participations in loans originated by other banks and also through the Thrift Institutions Community Investment Corporation of New Jersey ("TICIC"). At June 30, 2005, our TICIC participations included multi-family and commercial real estate properties. The aggregate balance of TICIC participations at June 30, 2005 was $9.4 million and the average balance on a single participation was approximately $252,800. At June 30, 2005, we had a total of six non-TICIC participations with an aggregate balance of $14.8 million, consisting of loans on commercial real estate properties, including a medical center, a self storage facility, a shopping plaza and commercial buildings with a combination of retail and office space.

         Loan Approval Procedures and Authority. Our lending policies and loan approval limits are recommended by senior management and approved by the Board of Directors. Our Senior Vice President/Chief Lending Officer may approve loans up to $500,000. Assistant vice presidents of Kearny Federal Savings Bank in the following positions may approve loans as follows: mortgage loan managers, mortgage loans up to $250,000; consumer loan managers, consumer loans up to $100,000; and consumer loan underwriters, consumer loans up to $50,000. In addition to these principal amount limits, there are established limits for the different levels of approval authority as to minimum credit scores and maximum loan to value ratios and debt ratios. Members of the Loan Committee, comprised of four senior officers, our President and Chief Executive Officer, Senior Vice President/Chief Financial Officer, Senior Vice President/Treasurer and Senior Vice President/Chief Lending Officer, each have individual authorization to approve loans up to $500,000. Loans between $500,000 and $750,000 must be approved by at least two members of the Loan Committee. Non-conforming mortgage loans and loans over $750,000 require the approval of the Board of Directors.

Asset Quality

         Loan Delinquencies and Collection Procedures. The borrower is notified by both mail and telephone when a loan is thirty days past due. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent. When a loan is ninety days delinquent, it is our general practice to refer it to an attorney for repossession or foreclosure. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

         As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2005, we held real estate owned totaling $209,000, consisting of two parcels of vacant land.

         Loans are reviewed on a regular basis and are placed on non-accrual status when they are more than ninety days delinquent, with the exception of a passbook loan, the outstanding balance of which is collected from the related passbook account along with accrued interest and a penalty when the loan is 120 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2005, we had approximately $1.9 million of loans that were held on a non-accrual basis.

         Non-Performing Assets. The following table provides information regarding the Bank's non- performing loans and other non-performing assets. As of each of the dates indicated, we did not have any troubled debt restructurings. At June 30, 2005, the allowance for loan losses totaled $5.4 million, non- performing loans totaled $1.9 million, and the ratio of allowance for loan losses to non-performing loans was 281.79%.

                                                                            At June 30,
                                                     ----------------------------------------------------------
                                                      2005          2004         2003         2002        2001
                                                     ------        ------       ------       ------      ------
                                                                        (Dollars in thousands)
Loans accounted for on a non-accrual basis:
  Real estate mortgage - one-to-four family          $  846        $  771       $1,571       $1,152      $1,957
  Real estate mortgage - multi-family and
     commercial..............................         1,004         1,414          621          897         454
  Commercial business........................            31            39            -            -           -
  Consumer:
     Home equity loans.......................            20            65          178           91          92
     Home equity lines of credit.............            17             -            -            -          13
     Other...................................             4             -            -           21           -
  Construction...............................             -             -            -            -           -
                                                     ------        ------       ------       ------      ------
      Total..................................         1,922         2,289        2,370        2,161       2,516
                                                     ------        ------       ------       ------      ------
Accruing loans which are contractually
past due 90 days or more:
  Real estate mortgage - one-to-four family               -             -          423          427           -
  Real estate mortgage - multi-family and
     commercial..............................             -             -            -          168         381
  Commercial business........................             -             -           23           23           -
  Consumer:
     Home equity loans and lines of credit...             -             -            -            1           -
     Passbook or certificate.................             -            39           98            -          49
     Other...................................             -             -            2           39          55
  Construction...............................             -             -            -          469         218
                                                     ------        ------       ------       ------      ------
      Total..................................             -            39          546        1,127         703
                                                     ------        ------       ------       ------      ------
Total non-performing loans...................        $1,922        $2,328       $2,916       $3,288      $3,219
                                                     ======        ======       ======       ======      ======
Real estate owned............................        $  209        $  209       $  209       $  209      $  361
                                                     ======        ======       ======       ======      ======
Other non-performing assets..................        $    -        $    -       $    -       $    -      $    -
                                                     ======        ======       ======       ======      ======
Total non-performing assets..................        $2,131        $2,537       $3,125       $3,497      $3,580
                                                     ======        ======       ======       ======      ======
Total non-performing loans to total loans....         0.34%         0.46%        0.57%        0.55%       0.53%
                                                     ======        ======       ======       ======      ======
Total non-performing loans to total assets...         0.09%         0.12%        0.15%        0.17%       0.18%
                                                     ======        ======       ======       ======      ======
Total non-performing assets to total assets..         0.10%         0.13%        0.16%        0.18%       0.20%
                                                     ======        ======       ======       ======      ======

         During the year ended June 30, 2005, gross interest income of $162,500 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $68,500 of interest on such loans was included in income for the year ended June 30, 2005.

         Classified Assets. Management, in compliance with Office of Thrift Supervision guidelines, has instituted an internal loan review program, whereby non-performing loans are classified as substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged-off.

         An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets, or portions thereof, classified as "loss" are considered uncollectible and of so little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but which have credit deficiencies or potential weaknesses are required to be designated "special mention" by management.

         Management's classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. An independent loan review firm performs a review of our residential and commercial loan portfolios, and we downgrade our classifications to match those of this reviewing firm if there is disagreement between our assessment and the independent assessment. The following table discloses our classification of assets and designation of certain loans as special mention as of June 30, 2005. At June 30, 2005, all of the classified assets and special mention designated assets were loans, and approximately 36.5%, or $2.7 million, of the classified and special mention loans at such date were loans originated through the Thrift Institutions Community Investment Corporation of New Jersey ("TICIC").


                                                  At June 30,
                                  -----------------------------------------
                                    2005             2004             2003
                                    ----             ----             ----
                                 (In thousands)

Special Mention..............     $3,161           $  734           $1,011
Substandard..................      2,343            6,264            5,129
Doubtful.....................      1,936            1,149              590
Loss.........................          6                -                -
                                  ------           ------           ------
  Total......................     $7,446           $8,147           $6,730
                                  ======           ======           ======

         At June 30, 2005, none of the loans classified as "special mention" or "substandard" are included under non-performing assets, as shown in the table on page 12. At June 30, 2005, none of the loans classified as "doubtful" are included under non-performing assets, as shown in the table on page 12.

         Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects our estimation of the losses in our loan portfolio to the extent they are both probable and reasonable to estimate.

The allowance is maintained through provisions for loan losses that are charged to income in the period they are established. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance.

         Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a two tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio by type of loan.

         A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Payments received on impaired loans are applied first to interest receivable and then to principal.

         We maintain a loan review system which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loan, type of collateral and financial condition of the borrower. Large groups of smaller balance homogeneous loans, such as residential real estate and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, are evaluated individually for impairment.

         Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment.

         The estimation of the allowance for loan losses is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on its review of information available at the time of the examination, which would negatively affect our earnings.

         The following table sets forth information with respect to the allowance for loan losses at the dates indicated.

                                                                           For the Year Ended June 30,
                                                         ------------------------------------------------------
                                                           2005       2004        2003       2002        2001
                                                         --------   --------    --------   --------    --------
Allowance balance (at beginning of period)...............$  5,144   $  5,180    $  5,170   $  5,167    $  5,093
                                                         --------   --------    --------   --------    --------
Provision for loan losses................................      68          -           -          3         162
                                                         --------   --------    --------   --------    --------
Charge-offs:
  Real estate mortgage - one-to-four family..............       -         12           -          -          96
  Commercial business....................................       5         24           -          -           -
  Other..................................................       4          -           -          -           -
                                                         --------   --------    --------   --------    --------
      Total charge-offs..................................       9         36           -          -          96
                                                         --------   --------    --------   --------    --------
Recoveries:
  Real estate mortgage - one-to-four family..............     213          -          10          -           8
                                                         --------   --------    --------   --------    --------
      Total recoveries...................................     213          -          10          -           8
                                                         --------   --------    --------   --------    --------
Net (charge-offs) recoveries.............................     204        (36)         10          -         (88)
                                                         --------   --------    --------   --------    --------
Allowance balance (at end of period).....................$  5,416   $  5,144    $  5,180   $  5,170    $  5,167
                                                         ========   ========    ========   ========    ========

Total loans outstanding..................................$562,619   $510,180    $512,414   $594,209    $605,560
                                                         ========   ========    ========   ========    ========
Average loans outstanding................................$517,746   $499,510    $546,521   $603,131    $612,474
                                                         ========   ========    ========   ========    ========
Allowance for loan losses as a percent of total loans
   outstanding...........................................    0.96%      1.01%       1.01%      0.87%       0.85%
                                                         ========   ========    ========   ========    ========
Net loans charged off as a percent of average loans
   outstanding...........................................    0.00%      0.01%       0.00%      0.00%       0.01%
                                                         ========   ========    ========   ========    ========
Allowance for loan losses to non-performing loans........  281.79%    220.96%     177.64%    157.24%     160.52%
                                                         ========   ========    ========   ========    ========

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                                            At June 30,
                               ---------------------------------------------------------------------------------------------
                                      2005              2004                   2003               2002              2001
                               -----------------   ----------------   -----------------  -----------------  ----------------
                                         Percent           Percent             Percent            Percent           Percent
                                        of Loans           of Loans            of Loans           of Loans          of Loans
                                        to Total           to Total            to Total           to Total          to Total
                               Amount     Loans    Amount   Loans     Amount    Loans     Amount   Loans    Amount   Loans
                               ------     -----    ------   -----     ------    -----     ------   -----    ------   -----
                                                                     (Dollars in thousands)
At end of period
   allocated to:
Real estate mortgage -
   one-to-four family.......   $1,514     68.04%   $1,422    70.22%   $1,980     71.50%   $2,966    77.24%  $2,944    77.42%
Real estate mortgage -
   multi-family and
   commercial...............    3,368     17.18     3,358    16.35     2,198     13.88     1,184    10.00      725     9.42
Commercial business.........       50      0.52        57     1.01        59      0.46        70     1.13       78     0.71
Consumer:
  Home equity loans.........      182      9.63       131     7.33       214      7.28       188     6.19      207     6.52
  Home equity lines
     of credit..............       47      2.64        52     3.07       218      3.89       261     3.23      169     2.09
  Passbook or certificate...        -      0.50         -     0.54         -      0.56         -     0.51        -     0.59
  Other.....................      120      0.05         4     0.07        10      0.25        17     0.18       11     0.23
Construction................      135      1.44       120     1.41       501      2.18       484     1.52    1,033     3.02
                               ------    ------    ------   ------    ------    ------    ------   ------   ------   ------
     Total allowance........   $5,416    100.00%   $5,144   100.00%   $5,180    100.00%   $5,170   100.00%  $5,167   100.00%
                               ======    ======    ======   ======    ======    ======    ======   ======   ======   ======

Securities Portfolio

         General. Our deposits have traditionally exceeded our loan originations, and we have invested these deposits primarily in mortgage-backed securities and investment securities. Our mortgage-backed securities and investment securities comprised 59.9% of our total assets at June 30, 2005. We intend to increase the balance of our loan portfolio relative to the size of our securities portfolio, however, such a change will take time and in the near future, our assets will continue to be primarily in securities.

         Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. Our President and Chief Executive Officer, Senior Vice President and Chief Financial Officer and Senior Vice President, Treasurer and Chief Accounting Officer are designated by the Board of Directors as the officers responsible for securities investment transactions and all transactions require the approval of at least two of these designated officers. The Interest Rate Risk Management Committee, currently composed of
Directors Hopkins, Regan, Aanensen, Mazza and Parow, with our Senior Vice President and Chief Financial Officer participating as a management liaison, is responsible for the administration of the securities portfolio. This committee meets quarterly to review the securities portfolio. The results of the committee's quarterly review are reported to the full Board, which makes adjustments to the investment policy and strategies as it considers necessary and appropriate.

         All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, volatility, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered.

         Federally chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized under the investment policy approved by our Board of Directors include U.S. government and government agency obligations, municipal securities (consisting of bank qualified municipal bond obligations of state and local governments) and mortgage-backed securities of various U.S. government agencies or government-sponsored entities. On a short-term basis, our investment policy authorizes investment in securities purchased under agreements to resell, federal funds, certificates of deposits of insured banks and savings institutions and Federal Home Loan Bank term deposits.

         Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity."

         We do not currently use or maintain a trading account. Securities not classified as "held to maturity" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

         At June 30, 2005, our mortgage-backed securities portfolio included securities issued by the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, and our investment securities portfolio included U.S. government obligations and obligations of states and political subdivisions.

         At June 30, 2005, we also held the following securities: shares of common stock of the Federal Home Loan Mortgage Corporation with a carrying value of $8.6 million; mutual fund shares issued by Dryden Government Income Fund, Inc. and AMF Adjustable Mortgage Rate Fund with an aggregate carrying value of $14.1 million; and trust preferred securities with an aggregate carrying value of $10.9 million. Currently, our policy does not permit new investments in corporate equity securities beyond what we currently hold, and we do not invest in mortgage-related securities of private corporate issuers that are not issued by U.S. government agencies or government-sponsored entities.

         At June 30, 2005 our securities portfolio contained mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation with an aggregate book value in excess of 10% of our equity. The aggregate book value at June 30, 2005 of mortgage-backed securities in our portfolio issued by the Federal National Mortgage Association also exceeded 10% of our equity. The aggregate book value and aggregate market value for mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation that we held at June 30, 2005 totaled $305.1 million and $305.8 million, respectively. The aggregate book value and aggregate market value for mortgage-backed securities issued by the Federal National Mortgage Association that we held at June 30, 2005 totaled $389.7 million and $391.9 million, respectively. At June 30, 2005, all of the securities we hold issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association were classified as held to maturity. Other than securities issued by the U.S. government or its agencies, at June 30, 2005 we did not hold securities of any other issuer having an aggregate book value in excess of 10% of our equity.

         We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, we do not purchase securities which are not rated investment grade.

         Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At June 30, 2005, we had $379.5 million of callable securities in our portfolio.

         Mortgage-backed Securities. We invest in mortgage-backed securities issued by U.S. government agencies or government-sponsored entities, such as Government National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. Mortgage- backed securities are pass-through securities typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed security thus approximates the life of the underlying mortgages. We focus primarily on mortgage-backed securities secured by one- to four- family mortgages. The mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of private corporate issuers) to pool and repackage the participation interests in the form of securities, with investors such as us receiving the principal and interest payments on the mortgages. The characteristics of the underlying pool of mortgages, i.e., fixed- rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates.

         We do not currently invest in mortgage-backed securities of private issuers or collateralized mortgage obligations. Securities issued or sponsored by U.S. government agencies and government- sponsored entities are guaranteed as to the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the mortgage loans underlying such securities as a result of their payment guarantees or credit enhancements which offer nominal credit risk to the security holder.

         The following table sets forth the carrying value of our securities portfolio at the dates indicated.

                                                                                       At June 30,
                                                     -----------------------------------------------------------------------------
                                                        2005             2004             2003            2002             2001
                                                     ----------       ----------       ----------      ----------         --------
                                                                                     (In thousands)
Securities Available for Sale:
------------------------------
Mutual funds....................................     $   14,140       $   13,899       $   14,196      $   13,682         $ 13,203
Common stock....................................          8,551           15,894           12,748          15,367           17,576
U.S. government obligations.....................              -                -                -               -              980
Trust preferred securities due
    after ten years.............................         10,900           11,771           10,896          10,630           10,608
                                                     ----------       ----------       ----------      ----------         --------
      Total securities available for sale.......         33,591           41,564           37,840          39,679           42,367
                                                     ----------       ----------       ----------      ----------         --------
Investment Securities Held to Maturity:
---------------------------------------
U.S. government obligations.....................        265,469          274,401          169,968          60,225          145,080
Obligations of states and political
    subdivisions................................        204,629          161,469          117,353          79,221           48,875
                                                     ----------       ----------       ----------      ----------         --------
      Total investment securities
           held to maturity.....................        470,098          435,870          287,321         139,446          193,955
                                                     ----------       ----------       ----------      ----------         --------
Mortgage-Backed Securities Held to Maturity:
--------------------------------------------
Government National Mortgage Association........         63,399           94,499          150,699         178,220          198,528
Federal Home Loan Mortgage Corporation..........        305,059          314,221          197,962         302,246          218,116
Federal National Mortgage Association...........        389,663          362,633          331,061         454,552          215,330
Collateralized mortgage obligations
    issued by U.S. government agencies..........              -                -            1,894          33,494           56,999
Other...........................................              -                -                3               4              231
                                                     ----------       ----------       ----------      ----------         --------
      Total mortgage-backed securities
          held to maturity......................        758,121          771,353          681,619         968,516          689,204
                                                     ----------       ----------       ----------      ----------         --------
 Total..........................................     $1,261,810       $1,248,787       $1,006,780      $1,147,641         $925,526
                                                     ==========       ==========       ==========      ==========         ========

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2005. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

                                                                 At June 30, 2005
                     --------------------------------------------------------------------------------------------------------
                                                                                More than                 Total
                     One Year or Less   One to Five Years Five to Ten Years     Ten Years         Investment Securities
                     ----------------   ----------------- ----------------- ------------------  ----------------------------
                     Carrying Average   Carrying Average  Carrying Average  Carrying Average    Carrying Average    Market
                       Value   Yield     Value    Yield     Value   Yield     Value   Yield       Value   Yield      Value
                       -----   -----     -----    -----     -----   -----     -----   -----       -----   -----      -----
                                                            (Dollars in thousands)
Mutual funds........ $14,140     3.72% $      -        -% $      -      -%  $      -       -% $   14,140   3.72% $   14,140
Common stock........   8,551     2.15         -        -         -      -          -       -       8,551   2.15       8,551
Trust preferred
  securities
  due after
  ten years.........       -        -         -        -         -      -     10,900    5.20      10,900   5.20      10,900
U.S. government
  obligations.......  17,000     2.02   235,019     3.24       494  10.59     12,956    3.35     265,469   3.18     261,225
Obligations of
  states and
  political
  subdivisions......   4,202     4.25    16,139     3.35    99,841   3.77     84,447    3.88     204,629   3.79     207,996
Government
  National
  Mortgage
  Association.......       3     8.31       771     7.78       619  11.54     62,006    4.73      63,399   4.83      64,970
Federal Home
  Loan Mortgage
  Corporation.......      99     7.22     2,560     5.62     2,000   4.86    300,400    4.67     305,059   4.68     305,812
Federal
  National
  Mortgage
  Association.......  19,396     4.48     3,436     4.94    16,341   5.77    350,490    4.74     389,663   4.77     391,948
                     -------           --------           --------          --------          ----------         ----------

  Total............. $63,391     3.33% $257,925     3.31% $119,295   4.13%  $821,199    4.61% $1,261,810   4.23% $1,265,542
                     =======     ====  ========     ====  ========   ====   ========    ====  ==========   ====  ==========

Sources of Funds

         General. Deposits are our major source of funds for lending and other investment purposes. In addition, we derive funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity and call of investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings (principally from the Federal Home Loan Bank) are also used to supplement the amount of funds for lending and investment.

         Deposits. Our current deposit products include checking and savings accounts, certificates of deposit accounts ranging in terms from thirty days to five years, and individual retirement accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

         Deposits are obtained primarily from within New Jersey. Traditional methods of advertising are used to attract new customers and deposits, including radio, print media, direct mail and inserts included with customer statements. We do not utilize the services of deposit brokers. Premiums or incentives for opening accounts are sometimes offered. We periodically select particular certificate of deposit maturities for promotion. We may also offer a twenty-five basis point premium on certificate accounts with a term of at least one year to certificate of deposit account holders that have $200,000 or more on deposit with Kearny Federal Savings Bank. We also offer the opportunity one time during the term of the certificate to "bump up" the rate paid on all 17-month and 29-month certificates of deposit from the rate set on such certificate to the current rate being offering by Kearny Federal Savings Bank on certificates of that particular maturity.

         The determination of interest rates is based upon a number of factors, including: (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors' rates for similar products; (3) our current cost of funds, yield on assets and asset/liability position; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of advances from the Federal Home Loan Bank. Interest rates are reviewed by senior management on a weekly basis and rates are set generally with the intent to be in the top five to ten percent of the competition.

         A large percentage of our deposits are in certificates of deposit, which totaled 60.4% of total deposits at June 30, 2005. Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period of time were not renewed. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. At June 30, 2005, $209.6 million, or 22.7%, of our certificates of deposit were "jumbo" certificates of $100,000 or more. Deposit inflows are significantly influenced by general interest rates and money market conditions. The inflow of jumbo certificates of deposit and the retention of such deposits upon maturity are particularly sensitive to general interest rates and money market conditions, making jumbo certificates of deposit traditionally a more volatile source of funding than core deposits. In order to retain jumbo certificates of deposit, we may have to pay a premium rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

         The following tables set forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

                                                                    For the Year Ended June 30,
                                ----------------------------------------------------------------------------------------------
                                                2005                          2004                         2003
                                ---------------------------------   ---------------------------   ----------------------------
                                                         Weighted                       Weighted                        Weighted
                                              Percent     Average              Percent  Average               Percent   Average
                                              of Total    Nominal              of Total Nominal               of Total  Nominal
                                     Amount   Deposits     Rate       Amount   Deposits  Rate        Amount    Deposits   Rate
                                     ------   --------     ----       ------   --------  ----        ------    --------   ----
                                                                       (Dollars in thousands)

 Non-interest-bearing demand.... $   55,112      3.52%         -% $   49,797      3.17%      -%  $   45,431      2.90%      -%
 Interest-bearing demand........    105,503      6.73       0.71     109,830      6.99    0.80       98,926      6.32    1.09
 Savings and club...............    533,131     34.01       1.02     448,509     28.55    1.23      417,780     26.71    1.58
 Certificates of deposit........    873,907     55.74       2.33     963,089     61.29    2.25    1,002,229     64.07    3.22
                                 ----------    ------             ----------    ------           ----------     -----

    Total deposits.............. $1,567,653    100.00%      1.69% $1,571,225    100.00%   1.79%  $1,564,366    100.00%   2.55%
                                 ==========    ======             ==========    ======           ==========    ======


         The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

                                                 At June 30,
                                   -----------------------------------------
                                     2005           2004             2003
                                   --------       --------        ----------
                                               (In thousands)
Interest Rate
0.00-1.99%...................      $189,266       $582,665         $ 510,306
2.00-2.99%...................       343,916        173,505           175,775
3.00-3.99%...................       349,320        100,138           146,170
4.00-4.99%...................        32,750         25,956           145,290
5.00-5.99%...................         7,223         11,957            25,724
6.00-6.99%...................           641          2,716             7,504
7.00-7.99%...................             -             82               249
                                   --------       --------        ----------
  Total......................      $923,116       $897,019        $1,011,018
                                   ========       ========        ==========

         The   following   table  sets  forth  the  amount  and   maturities  of
certificates of deposit at June 30, 2005.

                                                    Amount Due
                   --------------------------------------------------------------------------------
                     Within                                                        After
Interest Rate        1 year    1-2 years    2-3 years   3-4 years   4-5 years    5 years      Total
-------------        ------    ---------    ---------   ---------   ---------    -------      -----
                                                     (In thousands)
0.00-1.99%........ $189,155     $      8      $     -      $    -     $     -       $103    $189,266
2.00-2.99%........  292,207       51,437          268           4           -          -     343,916
3.00-3.99%........  213,658       89,087       35,112       9,191       2,271          1     349,320
4.00-4.99%........    2,723        5,221        6,802         172      17,748         84      32,750
5.00-5.99%........    3,326        2,804        1,093           -           -          -       7,223
6.00-6.99%........      641            -            -           -           -          -         641
7.00-7.99%........        -            -            -           -           -          -           -
                   --------     --------      -------      ------     -------       ----    --------
  Total........... $701,710     $148,557      $43,275      $9,367     $20,019       $188    $923,116
                   ========     ========      =======      ======     =======       ====    ========


         The following tables show the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of the dates indicated.


                                                            At June 30, 2005
                                                            ----------------
                                                              (In thousands)
Maturity Period
Within three months...................................           $ 46,047
Three through six months..............................             23,735
Six through twelve months.............................             88,153
Over twelve months....................................             51,617
                                                                 --------
                                                                 $209,552
                                                                 ========

         Borrowings. To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the Federal Home Loan Bank. We make use of Federal Home Loan Bank advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer term fixed rate loans held in the loan portfolio as part of our growth strategy.

         Advances from the Federal Home Loan Bank are typically secured by the Federal Home Loan Bank stock we own and a portion of our residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. Additional information regarding our Federal Home Loan Bank advances is included under Note 12 to the Company's consolidated financial statements.

         Short-term Federal Home Loan Bank advances generally have original maturities of less than one year. The details of these short-term advances are presented below for the dates and periods indicated.


                                                        At or For the
                                                     Year Ended June 30,
                                                ------------------------------
                                                  2005        2004       2003
                                                -------     -------    -------
                                                    (Dollars in thousands)
Federal Home Loan Bank Advances:
Average balance outstanding..................   $17,805     $ 1,151    $  274
Maximum amount outstanding at any
   month-end during the period...............   $20,000     $30,000    $    -
Balance outstanding at end of period.........   $     -     $30,000    $    -
Weighted average interest rate during
   the period................................      2.24%       1.43%     1.37%
Weighted average interest rate at end
   of period.................................         -%       1.43%        -%

         At June 30, 2005, long-term Federal Home Loan Bank advances totaled $61.7 million. Advances consist of fixed-rate advances that will mature within one to seven years. The advances are collateralized by Federal Home Loan Bank stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 5.47% at June 30, 2005. Unused overnight lines of credit at the Federal Home Loan Bank at June 30, 2005 were $100.0 million.

         As of June 30, 2005, long-term advances mature as follows:


Twelve Months Ending June 30,                       (In thousands)
-----------------------------
2006......................................             $   582
2007......................................               5,618
2008......................................              37,487
2009......................................               8,000
2010......................................                   -
Thereafter................................              10,000
                                                       -------
       Total..............................             $61,687
                                                       =======

Subsidiary Activity

         Kearny  Financial  Corp.  has  two  wholly-owned  subsidiaries:  Kearny
Federal  Savings  Bank and Kearny  Financial  Securities,  Inc.  Kearny  Federal
Savings Bank has two subsidiaries: KFS Financial Services, Inc. and Kearny Federal Investment Corp.

         KFS Financial Services, Inc. was incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny's merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000. It is a service corporation subsidiary organized for the purpose of selling insurance products, including annuities, to bank customers and the general public through a third party networking arrangement. KFS Financial Services, Inc. is not a licensed insurance agency, and it may only offer insurance products through an agreement with a licensed insurance agency. KFS Financial Services, Inc. has entered into an agreement with Savings Bank Life Insurance of Massachusetts, a licensed insurance agency, through which it offers insurance products.

         Kearny Federal Investment Corp. was organized in June 2004 under New Jersey law as a New Jersey investment company primarily to hold investment securities. At June 30, 2005, it held assets totaling $555.6 million.

Personnel

         As of June 30, 2005, we had 262 full-time employees and 22 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees is good.

Regulation

         The Bank and the Company operate in a highly regulated industry. This regulation establishes a comprehensive framework of activities in which a savings and loan holding company and federal savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors. Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution and its holding company, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material adverse impact on the Company, the Bank, and their operations. The adoption of regulations or the enactment of laws that restrict the operations of the Bank and/or the Company or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of the Bank's franchise, resulting in negative effects on the trading price of the Company's common stock.

Regulation of the Bank

         General. As a federally chartered, Federal Deposit Insurance Corporation-insured savings bank, the Bank is subject to extensive regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses. The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. Federal savings banks are also subject to reserve requirements imposed by the Federal Reserve System. A federal savings bank's relationship with its depositors and borrowers is regulated by both state and federal law, especially in such matters as the ownership of savings accounts and the form and content of the bank's mortgage documents.

         The Bank must file reports with the Office of Thrift Supervision concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. The Office of Thrift Supervision regularly examines the Bank and prepares reports to the Bank's Board of Directors on deficiencies, if any, found in its operations. The Office of Thrift Supervision has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.

         Insurance of Deposit Accounts. The Federal Deposit Insurance Corporation administers two separate deposit insurance funds. Generally, the Bank Insurance Fund insures the deposits of commercial banks and the Savings Association Insurance Fund insures the deposits of savings institutions. The Bank's deposits are insured by the Savings Association Insurance Fund. The
Federal Deposit Insurance Corporation is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the Bank Insurance Fund or the Savings Association Insurance Fund or to fund the administration of the Federal Deposit Insurance Corporation. In addition, the Federal Deposit Insurance Corporation is authorized to levy emergency special assessments on Bank Insurance Fund and Savings Association Insurance Fund members. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points of assessable deposits for the riskiest. The assessment rate for the Bank is currently 0%.

         The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A material increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

         The Federal Deposit Insurance Corporation may terminate an institution's deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         In addition, all Federal Deposit Insurance Corporation-insured institutions are required to pay assessments to the Federal Deposit Insurance
Corporation to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2005, the Bank was in compliance with the minimum capital standards and qualified as "well capitalized." For the Bank's compliance with these regulatory capital standards, see Note 14 to the Company's consolidated financial statements. In assessing an institution's capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary.

         In addition, the Office of Thrift Supervision may require that a savings institution that has a risk- based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% (3% if the institution has received the highest rating on its most recent examination) take certain action to increase its capital ratios. If the savings institution's capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the Office of Thrift Supervision may restrict its activities.

         For purposes of the Office of Thrift Supervision capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 or core capital is defined as common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, and certain non-withdrawable accounts and pledged deposits of mutual savings banks. The Bank does not have any non-withdrawable accounts or pledged deposits. Tier 1 and core capital are reduced by an institution's intangible assets, with limited exceptions for certain mortgage and non-mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in "non-includable" subsidiaries engaged in activities not permissible for national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

         The risk-based capital standard for savings institutions requires the maintenance of total capital of 8% of risk-weighted assets. Total capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. For purposes of determining total capital, a savings institution's assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution's equity investments (other than those deducted from core and tangible capital) and its high loan-to-value ratio land loans and non-residential construction loans.

         A savings institution's risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance- sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and certain other assets.

         The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires that the Office of Thrift Supervision and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, or IRR, concentration of risk and the risks of non-traditional activities. The Office of Thrift Supervision adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the Office of Thrift Supervision risk-based capital regulations. On May 10, 2002, the Office of Thrift Supervision adopted an amendment to its capital regulations which eliminated the IRR component of the risk-based capital requirement. Pursuant to the amendment, the Office of Thrift Supervision will continue to monitor the IRR of individual institutions through the Office of Thrift Supervision requirements for IRR management, the ability of the Office of Thrift Supervision to impose individual minimum capital requirements on institutions that exhibit a high degree of IRR, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of IRR and the responsibility of boards of directors in that area.

         The Office of Thrift Supervision continues to monitor the IRR of individual institutions through analysis of the change in net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth. The Office of Thrift Supervision has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. The Office of Thrift Supervision, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the Office of Thrift Supervision regarding NPV analysis. The Office of Thrift Supervision has not imposed any such requirements on the Bank.

         Dividend and Other Capital Distribution Limitations. The Office of Thrift Supervision imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the Office of Thrift Supervision at least thirty days before making a capital distribution, such as paying a dividend to the Company. A savings institution must file an application for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the Office of Thrift Supervision; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution's net income for that year to date plus the institution's retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the Office of Thrift Supervision or applicable regulations.

         The Office of Thrift Supervision may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement. The Bank made a capital distribution to the Company to provide the cash paid in connection with the acquisition of West Essex Bank, and as a result it is likely that the Bank will be required to file an application, rather than a notice, for any capital distributions for a period of time.

         Capital distributions by the Company, as a savings and loan holding company, are not subject to the Office of Thrift Supervision capital distribution rules. Because the Company retained 50% of the net proceeds of the stock offering completed in February 2005, the likelihood that the Bank must file an application rather than a notice for capital distributions is not expected to affect the payment of cash dividends by the Company to its stockholders or the amount of such dividends.

         Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks.
 To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners' Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business, and specified liquid assets up to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. The Bank met the qualified thrift lender test as of June 30, 2005 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

         A savings bank that fails the qualified thrift lender test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, and (3) establishing any new branch office in a location not permissible for a national bank in the institution's home state. In addition, if the institution does not requalify under the qualified thrift lender test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the Federal Home Loan Bank as promptly as possible.

         Community Reinvestment Act. Under the Community Reinvestment Act, every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the Office of Thrift Supervision to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank. An unsatisfactory Community Reinvestment Act examination rating may be used by the Office of Thrift Supervision as the basis for the denial of an application. The Bank received a satisfactory Community Reinvestment Act rating in its most recent Community Reinvestment Act examination by the Office of Thrift Supervision.

         Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of New York, which is one of twelve regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members pursuant to policies and procedures established by the board of directors of the Federal Home Loan Bank.

         As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of New York in an amount equal to the greater of 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding Federal Home Loan Bank advances. The Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of New York stock at June 30, 2005 of $11.4 million. The Federal Home Loan Bank imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member's capital and limiting total advances to a member.

         The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. In addition, these requirements could result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their checking accounts and non-personal certificate accounts. At June 30, 2005, the Bank was in compliance with such requirements.

         Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.

         The USA Patriot Act. The Bank is subject to Office of Thrift Supervision regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act. The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. As of June 30, 2005, management of the Bank believes all required actions to be taken by the Bank under the USA Patriot Act have been completed.

         Among other requirements, Title III of the USA Patriot Act and the related regulations of the Office of Thrift Supervision impose the following requirements with respect to financial institutions:

o Establishment of anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

o Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

o Establishment of appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

o Prohibitions on establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and compliance with certain record keeping obligations with respect to correspondent accounts of foreign banks.

         Bank   regulators   are  directed  to  consider  a  holding   company's
effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Regulation of the Company

         General. The Company is a savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act. It is required to file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. The Company must also obtain regulatory approval from the Office of Thrift Supervision before engaging in certain transactions, such as mergers with or acquisitions of other financial institutions. In addition, the Office of Thrift Supervision has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the Office of Thrift Supervision to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

         Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002, or the Act, which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision of the Act directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

         The  Act  also  increases  the  oversight  of,  and  codifies   certain
requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company's registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to stockholders. The Act requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

         Activities Restrictions. As a savings and loan holding company and as a subsidiary holding company of a mutual holding company, the Company is subject to statutory and regulatory restrictions on its business activities. The non-banking activities of the Company and its non-savings institution subsidiaries are restricted to certain activities specified by Office of Thrift Supervision regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act. Before engaging in any non- banking activity or acquiring a company engaged in any such activities, the Company must file with the Office of Thrift Supervision either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.

         Mergers and Acquisitions. The Company must obtain approval from the Office of Thrift Supervision before acquiring, directly or indirectly, more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating an application for the Company to acquire control of a savings institution, the Office of Thrift Supervision would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

         Waivers of Dividends by Kearny MHC (the "MHC"). Office of Thrift Supervision regulations require the MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from the Company. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with Statement of Financial Accounting Standards No. 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. We anticipate that the MHC will waive any dividends paid by the Company.

         Conversion of the MHC to Stock Form. Office of Thrift Supervision regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization, commonly referred to as a second step conversion. In a second step conversion a new holding company would be formed as the successor to the Company, the MHC's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for shares of the new holding company. In a second step conversion, each share of common stock held by stockholders other than the MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that the Company's stockholders own the same percentage of common stock in the new holding company as they owned in the Company immediately prior to the second step conversion. Under Office of Thrift Supervision regulations, the Company's stockholders would not be diluted because of any dividends waived by the MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event the MHC converts to stock form. The total number of shares held by the Company's stockholders after a second step conversion also would be increased by any purchases by the Company's stockholders in the stock offering of the new holding company conducted as part of the second step conversion.

         Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire "control" of a savings and loan holding company or savings association. An acquisition of "control" can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Item  2.  Properties
--------------------

         At June 30, 2005, our net investment in property and equipment totaled $35.0 million. We use Financial Services, Inc. ("FSI"), an outside service company headquartered in Glen Rock, New Jersey, for data processing.

Item 3.  Legal Proceedings
--------------------------

         The Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at June 30, 2005 that would have a material effect on operations or income.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

                                     PART II

Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
--------------------------------------------------------------------------------
        Issuer Purchases of Equity Securities
        -------------------------------------

         Upon completion of the Company's first-step minority stock offering in February 2005, the Company's common stock commenced trading on the Nasdaq National Market under the symbol "KRNY." The table below shows the reported high and low closing prices of the common stock during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.


                                            High             Low
                                            ----             ---
       2005
       Third quarter (1)                  $11.95          $11.08
       Fourth quarter                      11.95           10.10

__________
(1) Closing of the minority stock offering February 23, 2005. Trading commenced February 24, 2005.

         No dividends were paid during the year ended June 30, 2005. On July 6, 2005, the Company announced that the Board of Directors had declared the Company's a quarterly cash dividend of $.04 to stockholders of record as of July 18, 2005, paid on July 25, 2005. This was the Company's first dividend since completing its initial public stock offering in February 2005. Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends is determined by the Board.

         The Company's ability to pay dividends may also depend on the receipt of dividends from the Bank, which is subject to a variety of limitations under the regulations of the Office of Thrift Supervision on the payment of dividends.

         As of September 13, 2005, there were approximately 5,176 holders of record of the Company's common stock, not including persons who hold stock in "street" name through various brokerage firms.

         Set  forth  below  is   information   regarding  the  Company's   stock
repurchases during the fourth quarter of the fiscal year ended June 30, 2005.

                                       ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------------------------------------------------------------------------------

                                       (a)             (b)                  (c)                           (d)
                                      Total                           Total Number of               Maximum Number
                                    Number of       Average          Shares (or Units)           (or Approximate Dollar
                                      Shares       Price Paid      Purchased as Part of       Value) of Shares (or Units)
                                    (or Units)     per Share        Publicly Announced         that May Yet Be Purchased
             Period                 Purchased      (or Unit)         Plans or Programs        Under the Plans or Programs
----------------------------------------------------------------------------------------------------------------------------
Quarter ended June 30, 2005           - 0 -            $0                  - 0 -                           0
----------------------------------------------------------------------------------------------------------------------------
             Total                    - 0 -            $0                  - 0 -                           0
----------------------------------------------------------------------------------------------------------------------------


Item 6.  Selected Financial Data
--------------------------------

         The following financial information and other data in this section for the years ended June 30, 2005, 2004 and 2003 is derived from the Company's audited consolidated financial statements and should be read together with the consolidated financial statements and the notes thereto contained in this Annual Report on Form 10-K. The information at and for the year ended June 30, 2001 is derived from unaudited consolidated financial statements of the Company. The Company acquired Pulaski Bancorp, Inc. in October 2002 and West Essex Bancorp, Inc. in July 2003. For an explanation of the accounting treatment of the acquisitions, see Note 2 to the consolidated financial statements.

                                                                      At June 30,
                                           ----------------------------------------------------------------
                                              2005         2004          2003          2002         2001
                                           ----------   ----------    ----------   ----------   ----------
                                                                    (In thousands)
Balance Sheet Data:
Assets...................................  $2,107,005   $1,936,518    $1,996,482   $1,905,638   $1,756,257
Loans receivable, net....................     558,018      505,794       509,161      591,142      602,182
Mortgage-backed securities
  held to maturity.......................     758,121      771,353       681,619      968,516      689,204
Securities available for sale............      33,591       41,564        37,840       39,679       42,367
Investment securities held to maturity...     470,098      435,870       287,321      139,446      193,955
Cash and cash equivalents................     139,865       39,488       325,657       97,030      159,901
Goodwill.................................      82,263       82,263        31,746       15,600       17,911
Deposits.................................   1,528,777    1,537,510     1,613,684    1,479,729    1,342,107
Federal Home Loan Bank advances..........      61,687       94,234        75,749      112,080      112,109
Total stockholders' equity...............     505,482      293,505       295,669      302,454      290,110

                                                                  For the Year Ended June 30,
                                            ------------------------------------------------------------------------
                                                2005             2004            2003            2002         2001
                                            -----------       ---------        --------       ---------    ---------
                                                       (Dollars in thousands, except per share amounts)
Summary of Operations:
Interest income..........................   $    82,441       $  78,654        $ 96,492       $ 106,162    $ 114,566
Interest expense.........................        30,422          32,100          44,695          54,443       67,318
                                            -----------       ---------        --------       ---------    ---------
Net interest income......................        52,019          46,554          51,797          51,719       47,248
Provision for loan losses................            68               -               -               3          162
                                            -----------       ---------        --------       ---------    ---------
Net interest income after provision
  for loan losses........................        51,951          46,554          51,797          51,716       47,086
Non-interest income, excluding gain on
  sale of available for sale securities..         1,798           1,560           1,847           1,765        1,523
Non-interest income from gain on sale
   of available for sale securities......         7,705               -               -               -            -
Merger related expenses..................             -             592          14,921             619            -
Non-interest expense, excluding
  merger related expenses................        34,862          28,880          29,431          28,446       27,519
                                            -----------       ---------        --------       ---------    ---------
Income before income taxes...............        26,592          18,642           9,292          24,416       21,090
Provisions for income taxes..............         7,694           5,745           5,237           7,926        6,823
                                            -----------       ---------        --------       ---------    ---------
Net income...............................   $    18,898       $  12,897        $  4,055       $  16,490    $  14,267
                                            ===========       =========        ========       =========    =========

Net income per share - basic.............   $      0.27       $1,289.70        $ 337.52       $1,294.02    $1,119.43
Net income per share - diluted...........   $      0.27       $1,289.70        $ 336.06       $1,287.13    $1,116.48
Weighted average number of common
    shares outstanding - basic...........    70,997,978          10,000          12,014          12,743       12,745
Weighted average number of common
    shares outstanding - diluted.........    70,997,978          10,000          12,066          12,811       12,779

                                                                  For the Year Ended June 30,
                                            ------------------------------------------------------------------------
                                                2005             2004            2003            2002         2001
                                            -----------       ---------        --------       ---------    ---------
Per Share Data:
  Cash dividends per share (1).........      $      -        $     -        $ 82.07         $ 98.80      $ 79.56

  Dividend payout ratio (2)............          0.00%          0.00%         24.32%           7.63%        7.11%

Performance Ratios:
  Return on average assets
    (net income divided by
    average total  assets).............          0.94%          0.67%          0.21%           0.91%        0.83%

  Return on average equity
    (net income divided by
    average equity)....................          5.40           4.52           1.38            5.55         4.96

  Net interest rate spread.............          2.51           2.37           2.36            2.35         2.08

  Net interest margin on average
    interest-earnings assets...........          2.79           2.59           2.75            2.95         2.86

  Average interest-earning
    assets to average
    interest-bearing liabilities.......        116.93         112.46         116.54          119.58       119.17

  Efficiency ratio (Non-interest
    expense divided by the sum
    of net interest income and
    non-interest income)...............         56.67          61.25          82.68           54.34        56.42


                                                                  For the Year Ended June 30,
                                            ------------------------------------------------------------------------
                                                2005             2004            2003            2002         2001
                                            -----------       ---------        --------       ---------    ---------
  Efficiency ratio (net of gain on sale of
     available for sale securities)........     64.78          61.25          82.68           54.34        56.42

  Non-interest expense to                        1.73           1.52           2.26            1.60         1.60
    average assets.........................

Asset Quality Ratios:(3)
  Non-performing loans to total loans......      0.34           0.46           0.57            0.55         0.53

  Non-performing assets to total assets          0.10           0.13           0.16            0.18         0.20

  Net charge-offs to average
   loans outstanding.......................      0.00           0.01           0.00            0.00         0.01

  Allowance for loan losses to
       total loans.........................      0.96           1.01           1.01            0.87         0.85

  Allowance for loan losses to
       non-performing loans................    281.79         220.96         177.64          157.24       160.52

Capital Ratios:
  Average equity to average
    assets (average equity divided
    by average total assets)...............     17.36          14.73          14.97           16.38        16.70

  Equity to assets at period end...........     23.99          15.16          14.81           15.87        16.52

  Tangible equity to tangible
       assets at period end................     20.66          11.29          13.31           15.02        15.46

Number of Offices:
Offices (including offices
       acquired in mergers)................        25             25             25              24           23

_____________________
(1) Cash dividends paid per share represents,the aggregate of dividends paid by Kearny Financial Corp., West Essex Bancorp, Inc., and Pulaski Bancorp, Inc. to the minority stockholders of West Essex Bancorp, Inc. and Pulaski Bancorp, Inc. divided by the outstanding shares of Kearny Financial Corp. common stock.
(2) Represents cash dividends declared per share divided by net income per common share.
(3)  Asset quality ratios are period end ratios.


Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

General

         This discussion and analysis reflects Kearny Financial Corp.'s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Kearny Financial Corp.'s consolidated financial statements and the notes thereto contained in this Annual Report on Form 10-K, and the other statistical data provided herein.

Overview

         Financial Condition and Results of Operations. Kearny Financial Corp.'s results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds.

         Our interest-earning assets consist primarily of mortgage-backed securities and investment securities, which comprised 59.9% of total assets at June 30, 2005 while our loan portfolio comprised 26.5% of total assets. This was a change from 64.5% and 26.1%, respectively, at June 30, 2004. The largest change in our interest-earning assets between June 30, 2004 and June 30, 2005 was a $100.4 million, or 254.2%, increase in cash and cash equivalents, due to the proceeds from the initial public offering completed in February 2005. Investment securities held to maturity increased $34.2 million and mortgage-backed securities held to maturity decreased $13.2 million. We invested some of the offering proceeds in investment securities held to maturity, particularly tax-exempt securities. Demand for mortgages contributed to the decrease in mortgage-backed securities, as we used principal and interest payments to fund mortgage loans, supplemented by the investment of cash and cash equivalents from the initial public offering.

         Our interest-bearing liabilities consist primarily of retail deposits and borrowings from the Federal Home Loan Bank of New York. At June 30, 2005, our total deposits were $1.53 billion, compared to $1.54 billion at June 30, 2004, and our Federal Home Loan Bank of New York borrowings were $61.7 million compared to $94.2 million a year earlier. The primary factor for the decrease in deposits was the runoff of certificates of deposit due to low interest rates and a movement by customers to alternative investment opportunities in the marketplace in the first half of fiscal 2005. However, rising short-term interest rates reversed the trend during the second half of the year. We also saw $40.4 million of deposits, net of oversubscriptions, withdrawn to purchase the Company's common stock during the initial public offering. Federal Home Loan Bank advances decreased as we replaced short-term advances borrowed earlier in the year to fund commitments to purchase securities with proceeds from the initial public offering completed in February 2005.

         Our net interest income increased by 11.6%, to $52.0 million for the year ended June 30, 2005 from $46.6 million for the year ended June 30, 2004. The net interest rate spread increased to 2.51% for the year ended June 30, 2005 from 2.37% for 2004 as the average cost of interest-bearing liabilities continued to decrease while the average yield on interest-earning assets improved slightly. Total interest income increased 4.8% due to a 3.9% increase in the average balance of interest-earning assets and a four basis point increase in the average yield thereof, while total interest expense decreased 5.3%, primarily due to a ten basis point decrease in the average cost of interest-bearing liabilities. Net interest income received a boost from the investment of stock subscription funds, including oversubscriptions, at a positive spread versus the interest rate paid on the funds.

         Our results of operations also depend on our provision for loan losses, non-interest income and non-interest expense. Non-interest income includes service fees and charges, including income generated by Kearny Federal Savings Bank's ATM network, and income on bank owned life insurance. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest expense increased for 2005 compared to 2004, from $29.5 million for 2004 to $34.9 million for 2005, primarily because of increases in salaries and employee benefits and higher net occupancy expense of premises and equipment. The increase in salaries and benefits is from ordinary salary increases, higher pension and health insurance costs, ESOP compensation expense and the addition of staff, including business development personnel. Net occupancy expense of premises and equipment increased primarily due to expenses associated with our new 53,000 square foot administrative headquarters building in Fairfield, New Jersey, completed and occupied during the quarter ended December 31, 2004.

         Net income for the year ended June 30, 2005 was $18.9 million, an increase of $6.0 million, or 46.5%, from $12.9 million for 2004. The increase in net income resulted primarily from the gain on the sale of available for sale securities, Freddie Mac common stock and a trust-preferred security, which together contributed $7.7 million, before taxes, to income. The increase in net interest income of $5.4 million offset the $5.4 million increase in non-interest expense.

         Total assets increased 8.8%, to $2.11 billion at June 30, 2005 from $1.94 billion at June 30, 2004. Cash and cash equivalents increased $100.4 million year-over-year, due to the proceeds from the initial stock offering completed in February 2005. An $8.0 million reduction in securities available for sale, to $33.6 million at the year ended June 30, 2005 from $41.6 million in 2004, was the result of the sale of Freddie Mac common stock and a trust-preferred security. Cash and cash equivalents generated by the initial public offering funded the $34.2 million and $52.2 million increases in investment securities held to maturity and net loans receivable, respectively, as did principal and interest payments on mortgage- backed securities. We also used the cash flow from mortgage-backed securities to fund the deposit outflow and to reduce Federal Home Loan Bank advances.

         Stockholders' equity increased $212.0 million, or 72.2%, to $505.5 million at June 30, 2005, from $293.5 million at June 30, 2004. The increase primarily reflects offering proceeds of $197.1 million, net of $17.5 million in unearned ESOP shares from the February 2005 initial stock offering, net income of $18.9 million, along with a decrease of $4.5 million in accumulated other comprehensive income resulting from the sale of available for sale securities.

         Recent Acquisitions. During recent years, we have implemented an expansion strategy fueled primarily by acquisitions, and have experienced significant growth with total assets growing from $793.2 million at June 30, 1998 to $2.11 billion at June 30, 2005, securities growing from $596.9 million at June 30, 1998 to $1.26 billion at June 30, 2005, loans receivable, net growing from $152.1 million at June 30, 1998 to $558.0 million at June 30, 2005 and total deposits growing from $608.9 million at June 30, 1998 to $1.53 billion at June 30, 2005. At June 30, 1998, we had five branch offices and 75 employees, and at June 30, 2005, we had 25 branch offices and 284 employees.

         We completed our first whole bank acquisition in March 1999 with the acquisition of 1st Bergen Bancorp and the merger of South Bergen Savings Bank into Kearny Federal Savings Bank, adding $274.3 million in assets and four branch offices, giving Kearny Federal Savings Bank a total of nine branch offices following completion of this merger. In October 2002, Kearny Financial Corp. acquired Pulaski Bancorp, Inc., and Pulaski Savings Bank was merged into Kearny Federal Savings Bank. This transaction added $286.7 million in assets and seven branch offices. Additionally, we completed one deposit assumption in 1999 and opened a de novo branch in 2002. Our third whole bank acquisition was completed in July 2003 with Kearny Financial Corp.'s acquisition of West Essex Bancorp, Inc. and the merger of West Essex Bank into Kearny Federal Savings Bank, adding $369.3 million in assets and eight branch offices, bringing Kearny Federal Savings Bank's total offices to twenty-five.

         The acquisitions of Pulaski Bancorp, Inc. and West Essex Bancorp, Inc. involved institutions that were in the mutual holding company form of organization, with the minority of outstanding shares held by public stockholders and the majority of outstanding shares held by the mutual holding company. Accordingly, (i) the merger of the mutual holding companies utilized the pooling-of-interests method accounting, (ii) the acquisition of the mid-tier stock holding company's minority shareholder interests was accounted for as the acquisition of non-controlling minority interests, and (iii) the merger of the mid-tier holding companies was accounted for as a combination of entities under common control. Under pooling-of-interests accounting, the recorded assets and liabilities of each of West Essex and Pulaski were carried forward to the combined corporation at their recorded amounts; income of the combined corporation includes income of each of West Essex and Pulaski for the entire fiscal year in which the respective acquisitions occurred. The reported income of the separate corporations for prior periods were combined and restated as income of the combined corporation. Expenses incurred in connection with the acquisitions constituted expenses for the accounting periods subsequent to the closing of the acquisitions. The amounts paid to minority shareholders of Pulaski Bancorp, Inc. and West Essex Bancorp, Inc. in excess of their interests in such companies were recorded as goodwill. For additional information, see
Note 2 to the consolidated financial statements.

         We intend to continue to grow. In addition to building our core banking business through internal growth, we will also actively consider expansion opportunities such as the acquisition of branches and other financial institutions. We do not, however, have any current understandings, agreements or arrangements for expansion by the acquisition of any branches or other financial institutions. Furthermore, there can be no assurance that we will continue to experience such rapid growth, or any growth, in the future. We may have difficulty finding suitable sites for de novo branches and identifying and successfully acquiring branches or other financial institutions.

         Business Strategy. Our current business strategy is to seek to grow and improve our profitability by:

          o increasing the volume of our loan originations and the size of our loan portfolio relative to our securities portfolio;

          o increasing the origination of multi-family and commercial real estate loans, construction loans and commercial business loans;

          o building our core banking business through internal growth and de novo branching, as well as actively considering expansion opportunities such as the acquisition of branches and other financial institutions;

          o developing a sales culture by training and encouraging our branch personnel to promote our existing products and services to our customers; and

          o    maintaining high asset quality.

         Our deposits have traditionally exceeded our loan originations, and we have invested these deposits primarily in mortgage-backed securities and investment securities. Following our acquisition of South Bergen Savings Bank in 1999, we began focusing on growing the size of our loan portfolio. Prior to that time, our operations were more focused on obtaining deposits from the communities in which we operated our five branch offices in Bergen and Hudson counties and investing those funds in mortgage-backed and other securities. A primary focus of our current business strategy is to increase our volume of loan originations and the size of our loan portfolio. There can be no assurance, however, that we will be successful in this effort.

         In an effort to develop our commercial business, during the year ended June 30, 2005 we added four experienced business development officers who will focus on commercial loan originations, and we expect to offer Internet banking and cash management services to our commercial customers during the quarter ended December 31, 2005. Our residential loan originations have traditionally been largely advertising driven, but we added two regional loan originators who are working in our branch network. We expect to hire additional regional loan originators in this coming year, seeking to build our residential loan portfolio.

Critical Accounting Policies

         Our accounting policies are integral to understanding the results reported and are described in detail in Note 1 to the consolidated financial statements beginning on page F-1 of this document. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the assessment of prepayment risks associated with mortgage-backed securities, the evaluation of securities impairment and the impairment testing of goodwill.

         Allowance for Loan Losses. The allowance for loan losses represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the allowance for loan losses, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We use a two tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Our system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment.

         Although specific and general loan loss allowances are established in accordance with management's best estimate, actual losses are dependent upon future events and, as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of our borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make increased provisions to the allowance for loan losses, which would be a charge to income during the period the provision is made, resulting in a reduction to our earnings. A change in economic conditions could also adversely affect the value of the properties collateralizing our real estate loans, resulting in increased charge-offs against the allowance and reduced recoveries, and thus a need to make increased provisions to the allowance for loan losses. Furthermore, a change in the composition of our loan portfolio or growth of our loan portfolio could result in the need for additional provisions.

         Historically, we believe our estimates and assumptions in evaluating the allowance for loan losses and setting the provision have been fairly accurate. The increase in the ratio of the allowance for loan losses to non-performing loans to 281.79% at June 30, 2005 from 220.96% at June 30, 2004 is a result of a $406,000 decrease in non-performing loans.

         Prepayment Risks Associated with Mortgage-backed Securities. At June 30, 2005 and June 30, 2004, net premiums of approximately $3.6 million and $3.6 million, respectively, were included in the carrying amounts of our mortgage-backed securities. We amortize the premium included in the carrying amount over the average life of the security. The mortgage-backed securities we hold in our portfolio are subject to prepayment risk because changes in interest rates can affect the expected life of these mortgage- backed securities. This means the level of prepayments must be estimated in order to estimate the average life of mortgage-backed securities.

         We evaluate the estimated average life of mortgage-backed securities on a monthly basis and adjust the amortization speed to reflect any change in the average life. Amortizing the premium faster results in a reduction of the yield on the securities, whereas slowing the amortization increases the yield. A reduction in the yield decreases our interest income on mortgage-backed securities, while an increase in the yield increases our interest income on mortgage-backed securities.

         The assessment of the prepayment risks related to mortgage-backed securities is highly dependent upon the prediction of trends in market interest rates. A reduction in interest rates generally results in increased prepayments of mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. Correspondingly, an increase in interest rates should result in decreased prepayments and fewer refinancings. Because changes in interest rates can affect the average life of mortgage-backed securities, this makes the estimation of the prepayment risk difficult. We address this difficulty by adjusting the amortization speed monthly to reflect the current average life.

         Impairment Testing of Goodwill. Goodwill, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, is recorded at its fair value at the date of acquisition. Through June 30, 2002, we amortized goodwill using the straight line method over 15 years. Effective July 1, 2002, we adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," under which we no longer amortize goodwill, but test it annually for impairment. Impairment exists when the carrying value of goodwill exceeds its implied fair value. We would also test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

         At June 30, 2005 and June 30, 2004, we reported goodwill of $82.3 million. This amount includes goodwill that resulted from our acquisition of West Essex Bank in which $50.5 million, the amount paid to minority stockholders of West Essex Bancorp, Inc. in excess of their interest in the fair value of net assets of West Essex Bancorp, Inc., was recorded as goodwill.

         We have tested our goodwill and concluded that no impairment charges were required to be recorded in the year ended June 30, 2005. Although the value of the goodwill was determined not to be impaired at the date of the testing, the value of the goodwill can change in the future. The value of the goodwill would be expected to decrease if there was a significant decrease in the franchise value of Kearny Federal Savings Bank. If an impairment loss is determined in the future, the loss will be reflected as an expense for the period in which the impairment was determined, meaning that our net income for that period would be reduced by the amount of the impairment loss. Since beginning testing for impairment under SFAS 142 effective July 1, 2002, we have not had any impairment loss, thus we believe that historically, our estimates and assumptions in evaluating the value of the goodwill have been accurate.

         Other-than-Temporary Impairment of Securities. We evaluate on a monthly basis whether any securities are other-than-temporarily impaired. In making this determination, we consider the extent and duration of the impairment, the nature and financial health of the issuer, our ability and intent to hold securities for a period of time sufficient to allow for any anticipated recovery in market value and other factors relevant to specific securities, such as the credit risk of the issuer and whether a guarantee or insurance applies to the security. This evaluation method has not changed during the three fiscal years ended June 30, 2005. If a security is determined to be other-than-temporarily impaired, an impairment loss is charged to income during the period the impairment loss is found to exist, resulting in a reduction to our earnings for that period.

         As of June 30, 2005, we concluded that any unrealized losses in the securities available for sale, mortgage-backed securities held to maturity and investment securities held to maturity portfolios were temporary in nature because they were primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, we have the intent and ability to hold these investments for the time necessary to recover the amortized cost. Future events that would materially change this conclusion and require an impairment loss to be charged to operations include a change in the credit quality of the issuers. We believe that historically, our estimates and assumptions in evaluating whether any securities are other-than-temporarily impaired have been accurate.

         Effective June 30, 2004, we adopted Emerging Issues Task Force ("EITF") Issuance No. 03-1, "The Meaning of Other than Temporary Impairment and Its Application to Certain Investments," which requires quantitative and qualitative disclosures for investment securities that are impaired at the balance sheet date, but for which other-than-temporary impairment has not been recognized. Under EITF 03-1, individual securities are considered impaired when fair value is less than amortized cost. Adoption of EITF 03-01 has not changed our policies for determining whether any securities are other-than-temporarily impaired.

Comparison of Financial Condition at June 30, 2005 and June 30, 2004

         Our total assets increased by $170.5 million, or 8.8%, to $2.11 billion at June 30, 2005 from $1.94 billion at June 30, 2004, primarily due to increases in cash and cash equivalents, investment securities and net loans receivable, partially offset by a decrease in mortgage-backed securities.

         Cash and cash equivalents were the largest contributor to the increase in total assets, increasing $100.4 million, or 254.2%, to $139.9 million at June 30, 2005, from $39.5 million at June 30, 2004. Proceeds from the Company's initial public offering completed in February 2005 provided the growth in cash and cash equivalents. Use of cash and cash equivalents and monthly principal and interest payments from mortgage-backed securities funded the increase in investment securities and net loans receivable as well as the outflow of deposits and repayment of Federal Home Loan Bank advances.

         The carrying value of securities available for sale decreased $8.0 million, or 19.2%, to $33.6 million at June 30, 2005, from $41.6 million at June 30, 2004. Concern about the future of government-sponsored enterprises triggered the sale of 120,000 shares, or 48% of the Company's Freddie Mac common stock investment, which were part of the securities available for sale portfolio. We also sold a trust-preferred security from the securities available for sale portfolio. Investment securities held to maturity increased $34.2 million, or 7.8%, to $470.1 million at June 30, 2005, from $435.9 million at June 30, 2004.
The growth in the investment securities held to maturity portfolio came in the tax-exempt category, with an increase of $43.1 million, or 26.7%, to $204.6 million at June 30, 2005, from $161.5 million at June 30, 2004. The taxable component of investment securities held to maturity portfolio decreased $8.9 million, or 3.2%, to $265.5 million at June 30, 2005, from $274.4 million at June 30, 2004. Maturing taxable investment securities were replaced with tax-exempt securities, to take advantage of their higher tax equivalent yield. Mortgage-backed securities held to maturity decreased $13.3 million, or 1.7%, to $758.1 million at June 30, 2005, from $771.4 million at June 30, 2004.
We used the cash flow from mortgage-backed securities to fund the purchase of tax-exempt investment securities, with their higher tax equivalent yield, as well as the origination of mortgage loans and to cover the outflow of deposits and repayment of Federal Home Loan Bank advances.

         Net loans receivable increased $52.2 million, or 10.3%, to $558.0 million at June 30, 2005, from $505.8 million at June 30, 2004. Our goal is to improve the overall ratio of loans to deposits, which increased to 36.5% at June 30, 2005 from 32.9% at June 30, 2004. One-to-four family real estate mortgages increased $24.6 million, or 6.9%, to $382.8 million at June 30, 2005, from $358.2 million at June 30, 2004. Multi-family and commercial real estate mortgages increased $13.3 million, or 15.9%, to $96.7 million at June 30, 2005, from $83.4 million at June 30, 2004. Our strategy emphasizes growth in this part of the loan portfolio. Consumer lending, primarily home equity loans and home equity lines of credit increased $16.0 million, or 28.5%, to $72.1 million at June 30, 2005, from $56.1 million at June 30, 2004. Construction loans increased $882,000, or 12.5%, to $8.1 million at June 30, 2005, from $7.2 million at June 30, 2004. The only category to decrease was commercial business lines of credit, which fell to $2.9 million at June 30, 2005, a decrease of 44.2% from $5.2 million at June 30, 2004. During the year, we added business development personnel and loan solicitors to assist in growing the commercial portfolio as well as other loan categories.

         Premises and equipment increased $8.4 million, or 31.6%, to $35.0 million at June 30, 2005, from $26.6 million at June 30, 2004. The increase resulted primarily from the cost associated with our new 53,000 square foot administrative headquarters building in Fairfield, New Jersey, which we completed and occupied during the quarter ending December 31, 2004. The Company is in the process of preparing to lease space vacated by management staff and administrative operations on their move to the new headquarters, with the first tenant scheduled to begin occupancy during December 2005. The cost of relocating a branch in Wanaque, New Jersey and the construction of a de novo branch in Lacey, New Jersey also contributed to the increase in premises and equipment.

         Total deposits decreased by $8.7 million, or 0.56%, to $1.53 billion at June 30, 2005, from $1.54 billion at June 30, 2004. Non-interest bearing and interest-bearing demand accounts decreased $3.6 million, or 2.3%, to $155.4 million at June 30, 2005, from $159.0 million at June 30, 2004. Savings and club accounts decreased $31.3 million, or 6.5%, to $450.2 million at June 30, 2005, from $481.5 million at June 30, 2004. Certificates of deposit increased $26.1 million, or 2.9%, to $923.1 million at June 30, 2005, from $897.0 million at June 30, 2004. During the first part of fiscal 2005, there was a runoff of certificates of deposit due to low interest rates and a movement by customers to alternative investment opportunities in the marketplace. However, rising short-term interest rates reversed the trend during the second half of the year. Most of the decrease in savings and clubs resulted from the $40.4 million of deposits, net of oversubscriptions, withdrawn to purchase the Company's common stock during the initial public offering completed in February 2005.

         Federal Home Bank of New York advances decreased $32.5 million, or 34.5%, to $61.7 million at June 30, 2005, from $94.2 million at June 30, 2004. We paid off $30.0 million of fixed rate advances with maturities of less than one year, borrowed earlier in the year to fund commitments to purchase securities, but no longer needed due to the availability of cash and cash equivalents from the initial public offering completed in February 2005. We retired an additional $2.5 million of borrowings, some of which were on a quarterly repayment schedule.

         Stockholders' equity increased $212.0 million, or 72.2%, to $505.5 million at June 30, 2005, from $293.5 million at June 30, 2004. Stockholders' equity increased primarily due to net proceeds of $214.6 million from the initial public offering. Initially, $17.5 million in unearned Employee Stock Ownership Plan ("ESOP") shares reduced stockholders' equity immediately following the initial public offering. The effect of the ESOP decreased slightly thereafter, as $485,000 of ESOP shares were released between March and June 2005. Net income recorded during the year contributed an additional $18.9 million to stockholders' equity. Accumulated other comprehensive income decreased $4.5 million, or 45.0%, to $5.5 million at June 30, 2005, from $10.0 million at June 30, 2004. The decrease in accumulated other comprehensive income resulted from a reduction in the carrying value, net of taxes, of the Company's securities available for sale portfolio due to the sales of Freddie Mac common stock and a trust-preferred security.

Comparison of Operating Results for the Years Ended June 30, 2005 and June 30, 2004

         General. Net income for the year ended June 30, 2005 was $18.9 million, an increase of $6.0 million, or 46.5%, from $12.9 million for 2004. The increase in net income resulted from the gain on sale of available for sale securities recorded in 2005. Without the gain on sale, net income for the year ended June 30, 2005 remained virtually unchanged from a year earlier, since an increase in non-interest expense offset a comparable increase in net interest income.

         Net Interest Income. Net interest income increased by $5.4 million, or 11.6%, to $52.0 million for the year ended June 30, 2005, from $46.6 million for the year ended June 30, 2004. The net interest rate spread increased to 2.51% for the year ended June 30, 2005, from 2.37% for 2004. The net interest margin increased 20 basis points to 2.79% for the year ended June 30, 2005, compared with 2.59% for the year ended June 30, 2004. The net interest rate spread improved due to a four basis point increase in the average yield on interest-earning assets complemented by a decrease of ten basis points in the average cost of interest-bearing liabilities. The increase in net interest margin resulted from the improvement in the ratio of average interest-earning assets to average interest-bearing liabilities, 116.93% for the year ended June 30, 2005, compared to 112.46% for the year ended June 30, 2004. Average interest-earning assets increased $68.8 million, or 3.9%, to $1.86 billion for the year ended June 30, 2005, from $1.79 billion for the year ended June 30, 2004. Average interest-bearing liabilities remained virtually unchanged, decreasing by $2.3 million for the year ended June 30, 2005.

         Interest Income. Total interest income increased $3.7 million, or 4.7%, to $82.4 million for the year ended June 30, 2005, from $78.7 million for the year ended June 30, 2004. The improvement in interest income resulted from both the increase in the yield on average interest-earning assets as well as the increase in average interest-earning assets. The average yield on average interest-earning assets increased four basis points to 4.42% from 4.38%, while average interest-earning assets increased $68.8 million, or 3.9%, to $1.86 billion from $1.79 billion.

         Interest income on loans receivable increased $392,000, or 1.4%, to $29.3 million for the year ended June 30, 2005, from $28.9 million for the year ended June 30, 2004. The increase resulted from an increase in the average balance of loans receivable, net, partially offset by a reduction in the average yield on loans. The average balance of loans receivable, net, increased $18.2 million, or 3.6%, to $517.7 million for the year ended June 30, 2005, from $499.5 million for the year ended June 30, 2004. The average yield on loans decreased 13 basis points, to 5.66% for the year ended June 30, 2005, compared to 5.79% for 2004. The increased average balance reflects an effort to improve the ratio of loans to deposits. Net loans receivable increased $52.2 million, or 10.3%, to $558.0 million at June 30, 2005, from $505.8 million at June 30, 2004.
The lower yield reflects generally lower interest rates on originations and downward rate adjustments on adjustable rate and floating rate loans. To counteract this trend, management's strategy calls for steady growth in the higher yielding multi-family and commercial real estate categories.

         Interest income on mortgage-backed securities held to maturity deceased $26,000 and was $34.0 million for the year ended June 30, 2005, virtually unchanged from 2004. Interest income on mortgage-backed securities did not change as an increase in the average balance outstanding was offset by a decrease in the average yield. The average balance of mortgage-backed securities increased $27.0 million, or 3.8%, to $740.4 million for the year ended June 30, 2005, from $713.4 million for the year ended June 30, 2004. At the same time, the average yield decreased 17 basis points to 4.59% for the year ended June 30, 2005, compared to 4.76% for 2004. The increase in average balance resulted from the substitution of mortgage-backed securities for loans earlier in the year, while management launched an advertising campaign designed to increase loan originations. Mortgage-backed securities actually decreased $13.3 million, or 1.7%, to $758.1 million at June 30, 2005, from $771.4 million at June 30, 2004.
The decline in yield resulted from principal repayments received on older higher yielding securities being reinvested in a lower interest rate environment. Additionally, most mortgage-backed securities purchased during the year were adjustable rate, sacrificing higher yields on fixed rate mortgages in the short-term for some interest rate risk protection in the future.

         Interest income on investment securities available for sale and held to maturity, both taxable and tax-exempt, increased $2.1 million, or 14.6%, to $16.5 million for the year ended June 30, 2005, from $14.4 million for the year ended June 30, 2004. The increase resulted from an increase of $64.9 million, or 15.3%, in the average balance of investment securities to $490.2 million for the year ended June 30, 2005, from $425.3 million for the year ended June 30, 2004. A two basis point reduction in the average yield, declining to 3.37% for the year ended June 30, 2005 from 3.39% for 2004, nominally offset the increase in the average balance. Interest income on tax-exempt investment securities increased $1.2 million, or 21.1%, to $6.9 million for the year ended June 30, 2005, from $5.7 million for the year ended June 30, 2004. The increase resulted from an increase in the average balance partially offset by a decrease in the average yield. The average balance increased by $38.9 million, or 27.5%, to $180.5 million for the year ended June 30, 2005, from $141.6 million for the year ended June 30, 2004, while the average yield decreased by 22 basis points, to 3.81% for the year ended June 30, 2005, from 4.03% in 2004. Interest income on taxable investment securities increased $1.0 million, or 11.5%, to $9.7 million for the year ended June 30, 2005, from $8.7 million for the year ended June 30, 2004, resulting from increases in both average balance and average yield. The average balance increased $26.0 million, or 9.2%, to $309.7 million for the year ended June 30, 2005, from $283.7 million for the year ended June 30, 2004. The average yield increased five basis points, to 3.12% for the year ended June 30, 2005, from 3.07% for 2004. There has been steady growth in both the tax-exempt and taxable portfolios over the previous three years. Management gradually shifted assets from those vulnerable to high prepayments such as mortgage-backed securities, or with low yields, including cash and cash equivalents and securities purchased under agreements to resell, into higher yielding investments, particularly tax-exempt securities which offer higher tax equivalent yields.

         Interest income on other interest-earning assets increased $1.3 million, or 100.0%, to $2.6 million for the year ended June 30, 2005, from $1.3 million for the year ended June 30, 2004. There were no securities purchased under agreements to resell during the year ended June 30, 2005, therefore, the composition of interest income on other interest-earning assets for 2005 included only interest received from deposits at other banks, specifically the Federal Home Loan Bank of New York, and dividends paid on Federal Home Loan Bank of New York capital stock. The increase in interest income resulted from an increase in average yield, partially offset by a decrease in the average balance. The average yield increased

1.45%, to 2.30% for the year ended June 30, 2005, from 0.85% for 2004 while the average balance decreased $41.4 million, or 26.5%, to $114.9 million for the year ended June 30, 2005, from $156.3 million for the year ended June 30, 2004. The investment of funds received from the purchase of the Company's common stock, including oversubscriptions held during the subscription period, contributed to the increase in interest income on other interest-earning assets, particularly the ability to invest those funds during a period of rising short-term interest rates.

         Interest Expense. Total interest expense decreased $1.7 million, or 5.3%, to $30.4 million for the year ended June 30, 2005, from $32.1 million for year ended June 30, 2004. The decrease resulted from a decrease in the average cost of interest-bearing liabilities, with virtually no change in the average balance of interest-bearing liabilities. The average cost decreased ten basis points to 1.91% in the year ended June 30, 2005, from 2.01% for 2004. The average balance of interest-bearing liabilities declined slightly to $1.59 billion during the year ended June 30, 2005, as compared to $1.60 billion during the year ended June 30, 2004. Average cost decreased due to historically low market interest rates prevailing during the period, though short-term rates started climbing as the Federal Reserve raised the federal funds rate by 25 basis point increments.

         Interest expense on deposits decreased $1.6 million, or 5.7%, to $26.5 million for the year ended June 30, 2005, from $28.1 million for the year ended June 30, 2004. Interest expense included $491,000, paid on funds received during the subscription period of the initial public offering completed in February 2005. The decrease resulted from a decrease in the average cost of interest-bearing deposits and a slight decrease in the average balance of interest-bearing deposits. The average cost of interest-bearing deposits decreased ten basis points to 1.75% for the year ended June 30, 2005, from 1.85% in 2004. The average cost of certificates of deposit increased to 2.33% from 2.25%, while the average cost of savings and club accounts decreased to 1.02% from 1.23% and the average cost of interest-bearing demand accounts decreased to 0.71% from 0.80%. Management found it necessary to begin raising certificate of deposit interest rates, reacting to rising short-term interest rates during the second half of the year in order to address earlier deposit outflows. The average balance of interest-bearing deposits decreased $8.9 million to $1.51 billion for the year ended June 30, 2005, from $1.52 billion for the prior year. The nominal decrease in the average balance partially resulted from the temporary increase in deposits attributed to funds received during the subscription period of the initial public offering completed in February 2005 substantially offsetting an overall deposit outflow. Average certificates of deposit declined to $873.9 million from $963.1 million, average savings and club accounts increased to $533.1 million from $448.5 million and average interest-bearing demand deposits decreased to $105.5 million from $109.8 million. The increase in average savings and club accounts reflects the aforementioned temporary increase in deposits associated with the initial public offering.

         Interest expense on Federal Home Loan Bank advances decreased $128,000, or 3.2%, to $3.9 million for the year ended June 30, 2005, from $4.0 million for the year ended June 30, 2004. The decrease in interest expense resulted from a decrease in the average cost of advances partially offset by an increase in the average balance of advances. The average cost of advances fell 60 basis points to 4.80% for the year ended June 30, 2005, from 5.40% for 2004, while the average balance increased $6.7 million, or 9.0%, to $81.0 million for the year ended June 30, 2005, from $74.3 million for the year ended June 30, 2004. The increase in the average balance resulted from short-term advances obtained earlier in the year to fund the purchase of securities, subsequently paid off with proceeds from the initial stock offering completed in February 2005. The relatively low interest rates associated with those advances contributed to lowering the average cost of borrowed money.

         Provision for Loan Losses. Provisions for loan losses are charged to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. A specific loan loss allowance is established for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment.

         There was a $68,000 provision for loan losses recorded for the year ended June 30, 2005, but no provision for loan losses in 2004. During the year ended June 30, 2005, total loans increased to $562.6 million at June 30, 2005, from $510.2 million at June 30, 2004. Non-performing loans were $1.9 million, or 0.34%, of total loans at June 30, 2005, as compared to $2.3 million, or 0.46%, of total loans at June 30, 2004. The allowance for loan losses as a percentage of gross loans outstanding was 0.96% at June 30, 2005, compared to 1.01% at June 30, 2004, reflecting balances of $5.4 million and $5.1 million, respectively. The ratio of the allowance for loan losses to non-performing loans increased to 281.79% at June 30, 2005, from 220.96% at June 30, 2004. The increase is a result of a $406,000 decrease in non-performing loans from $2.3 million at June 30, 2004, to $1.9 million at June 30, 2004.

         Management assesses the allowance for loan losses monthly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2005 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

         Non-interest Income. Non-interest income attributed to fees, service charges and miscellaneous income and excluding gains on the sale of securities increased $238,000, or 14.9%, to $1.8 million for the year ended June 30, 2005, from $1.6 million for the year ended June 30, 2004. The increase resulted primarily from an increase in fee income from the Bank's retail branch network, an increase in the cash value of bank owned life insurance and non-recurring loan fee income. At June 30, 2005, we had a $4.0 million investment in bank owned life insurance, compared to $3.8 million at June 30, 2004.

         Non-interest income attributed to gains on the sale of securities was $7.7 million in the year ended June 30, 2005, resulting from the sale of 120,000 shares of Freddie Mac common stock and a trust- preferred security with a carrying value of $1.0 million. There were no sales of securities during 2004. Concern about the future of government-sponsored enterprises triggered the sale of approximately 48% of the Company's Freddie Mac common stock investment. Both the common stock and trust-preferred security were part of the Company's available for sale investment portfolio.

         Non-interest Expense. Non-interest expense increased $5.4 million, or 18.3%, to $34.9 million for the year ended June 30, 2005, from $29.5 million for the year ended June 30, 2004. The increase in non-interest expense resulted from increases in salaries and employee benefits, net occupancy expense of premises and equipment, advertising and miscellaneous expenses. These increases were offset by the absence of merger related expenses in 2005 as compared to $592,000 of such expense during 2004.

         Salaries and employee benefits increased $4.3 million, or 26.1%, to $20.8 million in the year ended June 30, 2005, from $16.5 million in the year ended June 30, 2004. The compensation component increased $1.4 million, or 12.5%, to $12.6 million for the year ended June 30, 2005, from $11.2 million for the year ended June 30, 2004. The increase resulted from normal salary increases plus additional employees, including several business development personnel and mortgage solicitors hired during the year. Pension plan expense and employee benefits expense increased $1.7 million and $574,000, respectively, for the year ended June 30, 2005 compared to 2004. The increase in pension plan expense resulted from lower than expected investment returns on plan assets and higher contributions due to the incremental effect of normal salary increases. During the period March through June 2005, we recorded $466,000 in employee stock ownership plan ("ESOP") compensation expense. The ESOP commenced immediately following the initial public offering completed in February 2005, therefore, there was no such expense recorded in 2004. Benefit expense will increase in the future if the Company's stockholders approve the establishment of a stock benefit plan at the 2005 Annual Meeting.

         Net occupancy expense of premises and equipment expense increased $1.1 million, or 18.3%, to $7.1 million for the year ended June 30, 2005, from $6.0 million for the year ended June 30, 2004. Net occupancy expense of premises and equipment expense increased $640,000 and $478,000, respectively, for the year ended June 30, 2005 compared to 2004. The increase in net occupancy expense of premises reflects the impact of our new 53,000 square foot administrative headquarters building in Fairfield, New Jersey. Management staff and administrative operations began occupying the building in late September and continued to move in until December 2004. Approximately nine months of operating expenses and six months of depreciation expense is included in the year ended June 30, 2005. The Company is in the process of preparing to lease space vacated by management staff and administrative operations on their move to the new headquarters, with the first tenant scheduled to begin occupancy during December 2005. This will generate rental income, which will partially offset occupancy expense of such premises in the future. The increase in equipment expense resulted from higher depreciation expense and increased costs related to data processing, ATM support and Internet banking, all of which are outsourced.

         Advertising expense increased $315,000, or 36.6%, to $1.2 million for the year ended June 30, 2005, from $861,000 for the year ended June 30, 2004. The increase in advertising expense resulted from greater media advertising in an attempt to increase loan originations, publicize the Bank's retail and commercial products and refine the Bank's branding. Also, rather than relying exclusively on the large circulation newspapers, management began focusing specifically on the eight counties we operate in, through advertisements in smaller local newspapers.

         All other elements of non-interest expense increased $281,000, or 5.4%, to $5.8 million for the year ended June 30, 2005, from $5.5 million, net of merger related expenses of $592,000 for the year ended June 30, 2004. Most of the increase in miscellaneous expenses is due to the increased costs associated with being a public company, such as periodic reporting, retention of a transfer agent and professional fees. Professional fees consisting of legal expense and audit and accounting services expense increased $43,000 and $161,000, respectively, for the year ended June 30, 2005, compared to 2004. In addition, as a public company, management currently expects to spend approximately $112,000 to comply with Sarbanes-Oxley Section 404 during 2006. However, actual compliance costs could be significantly higher. The Company recorded expense of approximately $10,000 in 2005 to begin the compliance effort for Section 404.

         Provision for Income Taxes. The provision for income taxes increased $2.0 million, or 35.1%, to $7.7 million for the year ended June 30, 2005, from $5.7 million for the year ended June 30, 2004. The increase in income tax expense resulted from an increase in pre-tax income of $8.0 million, or 43.0%, to

$26.6 million in the year ended June 30, 2005, from $18.6 million for the year ended June 30, 2004. The effective income tax rates were 28.9% for the year ended June 30, 2005, as compared to 30.8% for the year ended June 30, 2004. Management attributes the lower effective income tax rate to tax management strategies, including investing in bank-qualified tax-exempt municipal bonds and transferring investment securities held to maturity and mortgage-backed securities held to maturity to a New Jersey investment subsidiary, Kearny Federal Investment Corp., a wholly-owned subsidiary of the Bank, which commenced operations in July 2004. Of particular significance, tax-exempt municipal bond interest reduced the Company's Federal income expense by approximately $2.2 million.

Comparison of Financial Condition at June 30, 2004 and June 30, 2003

         Our total assets decreased by $60.0 million, or 3.0%, to $1.94 billion at June 30, 2004 from $2.0 billion at June 30, 2003, primarily due to a $76.2 million net outflow of deposits, partially offset by an $18.5 million increase in Federal Home Loan Bank advances.

         The decrease in total assets was most pronounced in cash and cash equivalents, which decreased $286.2 million, or 87.9%, to $39.5 million at June 30, 2004 from $325.7 million at June 30, 2003, in order to offset the aforementioned deposit outflow and to fund increases in the securities portfolios. The securities portfolios, including both securities available for sale and securities held to maturity, increased $242.0 million, or 24.0%, to $1.25 billion at June 30, 2004, from $1.01 billion at June 30, 2003. Investment securities held to maturity increased $148.6 million, or 51.7%, to $435.9 million at June 30, 2004, from $287.3 million at June 30, 2003. Mortgage-backed securities held to maturity increased $89.8 million, or 13.2%, to $771.4 million at June 30, 2004, from $681.6 million at June 30, 2003. In both cases, the increases were the result of investing funds previously held in cash equivalents in order to increase overall yield. We would not expect further similarly large investments of the funds currently held in cash equivalents into the securities portfolio since a sufficient amount of cash equivalents is necessary to maintain sufficient liquidity.

         Loans receivable decreased marginally to $505.8 million at June 30, 2004, from $509.2 million at June 30, 2003. One-to -four family residential mortgage loans decreased by $8.2 million to $358.2 million from $366.4 million, as repayments exceeded originations and purchases during the year ended June 30, 2004. Multi-family and commercial real estate mortgage loans increased by $12.3 million to $83.4 million, reflecting our strategy to build this part of our loan portfolio.

         The West Essex Bancorp, Inc. merger was consummated on July 1, 2003. As a result, goodwill increased $50.6 million, or 159.6%, to $82.3 million at June 30, 2004, from $31.7 million at June 30, 2003. The $67.9 million deposit for acquisition of West Essex Bancorp, Inc. at June 30, 2003 was paid to West Essex stockholders.

         Premises and equipment increased by $6.8 million, or 34.0%, to $26.6 million from $19.9 million. This increase resulted mainly from a $5.9 million increase in construction in progress in connection with the construction of our new 53,000 square feet administrative building in Fairfield, New Jersey. We began moving management staff and administrative operations into parts of this building in October 2004 and completed the move-in phase in December 2004.

         Total deposits decreased by $76.2 million, or 4.7%, to $1.54 billion at June 30, 2004, from $1.61 billion at June 30, 2003. The primary factor for this decrease was the runoff of certificates of deposit due to lower interest rates paid.

         Federal Home Loan Bank advances increased $18.5 million, or 24.4%, to $94.2 million at June 30, 2004 from $75.7 million at June 30, 2003. The increase in Federal Home Loan Bank advances was used to fund the purchase of investment securities and mortgage-backed securities held-to-maturity. New advances drawn were fixed rate borrowings with maturities of less than one year.

         Stockholders' equity decreased $2.2 million, or 0.7%, to $293.5 million at June 30, 2004 from $295.7 million at June 30, 2003, primarily reflecting a $17.3 million reduction related to the purchase, on July 1, 2003, of 100% of the outstanding minority owned shares of West Essex Bancorp, Inc., partially offset by net income of $12.9 million for the twelve months ended June 30, 2004, along with an increase in accumulated other comprehensive income of $2.3 million reflecting an increase in the unrealized gain on available for sale securities.

Comparison of Operating Results for the Years Ended June 30, 2004 and June 30, 2003

         General. Net income for the year ended June 30, 2004 was $12.9 million, an increase of $8.8 million, or 218.1%, from $4.1 million for 2003. The increase in net income resulted primarily from a decrease in non-interest expense primarily due to significantly lower merger related expenses recorded in 2004 as compared to 2003, partially offset by a decrease in net interest income.

         Net Interest Income. Net interest income decreased by $5.2 million, or 10.0%, to $46.6 million for the year ended June 30, 2004 from $51.8 million for the year ended June 30, 2003. The net interest rate spread increased slightly to 2.37% for the year ended June 30, 2004 from 2.36% for 2003. The net interest margin decreased 16 basis points to 2.59% for the year ended June 30, 2004 compared with 2.75% for the year ended June 30, 2003. The net interest rate spread changed little as the 76 basis point reduction in the cost of interest-bearing liabilities was closely matched by the 75 basis point decline in the average yield on interest-earning assets. The decrease in the net interest margin is largely reflective of the decrease in the ratio of interest-earning assets to interest-bearing liabilities to 112.46% for the year ended June 30, 2004, from 116.54% for the year ended June 30, 2003.

         Interest Income. Total interest income decreased $17.8 million, or 18.5%, to $78.7 million for the year ended June 30, 2004, from $96.5 million for the year ended June 30, 2003, due to decreases in average interest-earning assets, which declined $87.3 million, or 4.6%, to $1.79 billion from $1.88 billion, and average yield, which declined to 4.38% from 5.13%.

         Interest income on loans receivable decreased $7.8 million, or 21.3%, to $28.9 million for the year ended June 30, 2004, from $36.7 million for the year ended June 30, 2003. The primary factor for the decrease in interest income on loans was a decrease in the average yield on loans to 5.79% for the year ended June 30, 2004, from 6.71% for the year ended June 30, 2003 which was accompanied by a $47.0 million decrease in the average balance of loans receivable from $546.5 million for the year ended June 30, 2003, to $499.5 million for the year ended June 30, 2004. The decreased average balance reflects the high pace of refinancing and prepayment activity which resulted from the low interest rate environment and which exceeded origination volume. The lower yield reflects generally lower interest rates on originations and downward rate adjustments on adjustable rate and floating rate loans.

         Interest income on investment securities, including both taxable and tax-exempt issues, increased $5.3 million, or 58.2%, to $14.4 million for the year ended June 30, 2004 from $9.1 million for the year ended June 30, 2003. The increase resulted from an increase of $171.6 million, or 67.6%, in the average balance of investment securities to $425.3 million during the year ended June 30, 2004 from $253.7 million during the year ended June 30, 2003, partially offset by a decrease in the average yield on investment securities to 3.39% during the year ended June 30, 2004 from 3.60% during the year ended June 30, 2003. The lower yield reflects generally lower interest rates available on securities purchased during the current year. The increased average balance reflects the reinvestment of cash flows from repayments of loans and mortgage-backed securities held to maturity, reflecting management's decision to shift assets from those vulnerable to high prepayments, as well as the redeployment of cash and cash equivalents, reflecting management's decision to move assets from low yielding interest-bearing deposits and securities purchased under agreements to resell into higher yielding securities.

         Interest income on mortgage-backed securities decreased $13.8 million, or 28.9%, to $34.0 million for the year ended June 30, 2004 from $47.8 million for the year ended June 30, 2003. This was a result of a $162.9 million, or 18.6%, decrease in the average balance of mortgage-backed securities to $713.4 million during the year ended June 30, 2004 from $876.3 million during the year ended June 30, 2003, along with a decrease in the average yield to 4.76% during the year ended June 30, 2004 from 5.45% during the year ended June 30, 2003. The decrease in the average balance of mortgage-backed securities was due to high repayment levels due to accelerated prepayments and refinancing of the underlying mortgage loans, with a significant portion of the cash flows being reinvested in investment securities. The decline in yield resulted from principal repayments received on older higher yielding securities while new purchases were made in a lower interest rate environment.

         Interest income on securities purchased under agreements to resell and other interest-earning assets decreased $1.6 million, or 55.2%, to $1.3 million for the year ended June 30, 2004 from $2.9 million for the year ended June 30, 2003. This was a result of a $49.0 million, or 23.9%, decrease in the average balance of these assets to $156.3 million during the year ended June 30, 2004 from $205.3 million during the year ended June 30, 2003, along with a decrease in the average yield to 0.85% during the year ended June 30, 2004 from 1.42% during the year ended June 30, 2003. The decrease in the average balance was due to the use of assets in these categories to invest in higher yielding securities and to fund deposit outflows. The decline in yield resulted from lower short-term market interest rates.

         Interest Expense. Total interest expense decreased $12.6 million, or 28.2%, to $32.1 million for the year ended June 30, 2004 from $44.7 million for the year ended June 30, 2003, primarily as a result of a decrease in the average cost of interest-bearing liabilities to 2.01% during the year ended June 30, 2004 from 2.77% during the year ended June 30, 2003. The average balance of interest-bearing liabilities declined slightly to $1.60 billion during the year ended June 30, 2004 as compared to $1.61 billion during the year ended June 30, 2003. Average cost decreased due to lower market interest rates prevailing during the period.

         Interest expense on deposits decreased $11.8 million, or 29.6%, to $28.1 million for the year ended June 30, 2004 from $39.9 million for the year ended June 30, 2003, primarily due to a decrease in the average cost of interest-bearing deposits to 1.85% during the year ended June 30, 2004 from 2.63% during the year ended June 30, 2003. The average cost of certificates of deposit declined to 2.25% from 3.22%, the average cost of savings and club accounts declined to 1.23% from 1.58%, and the average cost of interest-bearing demand accounts declined to 0.80% from 1.09%. The average balance of interest-bearing deposits remained relatively stable overall at $1.52 billion, although a shift from certificates of deposit to savings and club and demand accounts took place. Certificates of deposit declined to $963.1 million from $1.0 billion, savings and club accounts increased to $448.5 million from $417.8 million, and interest-bearing demand accounts increased to $109.8 million from $98.9 million. This shift in deposit composition reflects the impact of the lower interest rate environment.

         Interest expense on Federal Home Loan Bank advances decreased $769,000, or 16.1%, to $4.0 million for the year ended June 30, 2004 from $4.8 million for the year ended June 30, 2003, as a result of a decrease in the average balance to $74.3 million during the year ended June 30, 2004 from $95.9 million during the year ended June 30, 2003, which more than offset an increase in the average cost to 5.40% during the year ended June 30, 2004 from 4.99% during the year ended June 30, 2003. Both the decline in average balance and the increase in average cost were the result of the repayment of lower cost short-term debt during 2004.

         Provision for Loan Losses. Provisions for loan losses are charged to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. A specific loan loss allowance is established for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment.

         There was no provision for loan losses made during the years ended June 30, 2004 and 2003. During the year ended June 30, 2004, total loans decreased slightly to $510.2 million at June 30, 2004 from $512.4 million at June 30, 2003. Non-performing loans were $2.3 million, or 0.46%, of total loans at June 30, 2004, as compared to $2.9 million, or 0.57%, of total loans at June 30, 2003. The allowance for loan losses as a percentage of gross loans outstanding was 1.01% at both June 30, 2004 and 2003, reflecting balances of $5.1 million and $5.2 million, respectively. The increase in the ratio of the allowance for loan losses to non-performing loans to 220.96% at June 30, 2004 from 177.64% at June 30, 2003 is a result of a $588,000 decrease in non-performing loans from $2.9 million at June 30, 2003 to $2.3 million at June 30, 2004.

         Management assesses the allowance for loan losses monthly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2004 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

         Non-Interest Income. Non-interest income decreased $287,000, or 15.5%, to $1.6 million for the year ended June 30, 2004 compared to $1.8 million for the year ended June 30, 2003. The decrease was primarily a result of a reduction in fees and service charge income due to the deposit outflow experienced during the year.

         At June 30, 2004, we had a $3.8 million investment in bank owned life insurance. The returns on the investment of the cash value of the policy generate non-interest income. This investment was acquired in our acquisition of West Essex Bank in 2003 and covers the former president and chief executive officer and former chief lending officer of West Essex Bank.

         Non-Interest Expense. Non-interest expense decreased $14.9 million, or 33.6%, to $29.5 million for the year ended June 30, 2004, from $44.4 million for the year ended June 30, 2003. The decrease was primarily a result of decreases of $14.3 million in merger related expenses and $440,000 in salaries and employee benefits.

         Merger related expenses decreased $14.3 million to $592,000 for the year ended June 30, 2004, from $14.9 million for the year ended June 30, 2003. Included in the amount recorded during the year ended June 30, 2003 are $12.3 million in expenses related to the payout of employment contracts, unexercised stock options, supplemental benefit plans and incentive stock awards as a result of both the Pulaski and West Essex mergers. The expenses recorded for the year ended June 30, 2004, and the remaining expenses for the year ended June 30, 2003, consisted primarily of fees due to attorneys and financial advisors for their work related to the mergers.

         Salaries and employee benefits decreased $440,000, or 2.6%, to $16.5 million for the year ended June 30, 2004, compared to $17.0 million for the year ended June 30, 2003. The decrease was the result of the elimination of several management and non-management positions related to the merger with West Essex, the impact of which more than offset normal increases in salary and benefit levels.

         All other elements of non-interest expense totaled $12.4 million for the year ended June 30, 2004, a decrease of $111,000, or 0.9%, from the $12.5 million total for the year ended June 30, 2003. This decrease reflects costs savings realized as a result of the West Essex merger, partially offset by normal increases in these elements.

         Management expects increased expenses in the future as a result of the establishment of the employee stock ownership plan and the potential stock benefit plans, as well as increased costs associated with being a public company such as periodic reporting, annual meetings, retention of a transfer agent, and professional fees.

         Furthermore, non-interest expense for the year ended June 30, 2004 does not reflect the impact of our new 53,000 square feet administrative building in Fairfield, New Jersey. We began moving management staff and administrative operations into parts of this building in October 2004 and completed the move-in phase in December 2004. The total cost of this building is expected to be approximately $13.5 million, which cost will be capitalized and amortized over a forty-year period. Additionally, it is estimated that the annual operating expense of this new building, excluding depreciation, will be approximately $450,000. We expect to open a de novo branch office in Lacey, New Jersey in the first quarter of 2005, with a total cost of approximately $2.3 million. During 2005, we also plan to replace three office locations with new buildings, at an estimated cost of approximately $1.9 million per branch. Furthermore, in December of 2004, we acquired a 3.7 acre parcel of land in West Caldwell, New Jersey for approximately $2.3 million. We intend to construct a branch office at this location and subdivide and lease to third parties the portion of land not used for the branch building. Expenses related to the planned expansion of our operations through de novo branching and the acquisition of branches or other financial institutions could also impact earnings in future periods.

         Provision for Income Taxes. The provision for income taxes increased $508,000 to $5.7 million for the year ended June 30, 2004 from $5.2 million for the year ended June 30, 2003. The effective income tax rates were 30.8% for the year ended June 30, 2004 as compared to 56.4% for the year ended June 30, 2003. The income tax expense for the year ended June 30, 2003 was higher than usual due to the presence of non-deductible merger related costs and excess compensation expenses, partially offset by a tax benefit related to a former employee benefit plan. The impact of these items was to increase income tax expense for the year ended June 30, 2003 by approximately $1.9 million. Excluding these items, the effective tax rate for the year ended June 30, 2003 would have been 36.2%.

Comparison of Operating Results for the Years Ended June 30, 2003 and June 30, 2002

         General. Net income for the year ended June 30, 2003 was $4.1 million, a decrease of $12.4 million, or 75.4%, from $16.5 million for the year ended June 30, 2002. The decrease in net income was due to a $15.3 million increase in non-interest expense, primarily attributable to approximately $12.9 million of expenses related to the West Essex merger and approximately $2.0 million of expenses related to the Pulaski merger, partially offset by a $2.7 million decrease in income taxes.

         Net Interest Income. Net interest income increased by $78,000, or 0.2 %, to $51.8 million for the year ended June 30, 2003, from $51.7 million for the year ended June 30, 2002. The net interest rate spread increased slightly to 2.36% for the year ended June 30, 2003 from 2.35% for the year ended June 30, 2002, while the net interest margin decreased during the period to 2.75% from 2.95%. The net interest rate spread changed little as the 94 basis point reduction in the cost of interest-bearing liabilities was closely matched by the 93 basis point decline in the average yield on interest-earning assets. The decrease in the net interest margin is largely reflective of the decrease in the ratio of interest-earning assets to interest-bearing liabilities to 116.54% for the year ended June 30, 2003, from 119.58% for the year ended June 30, 2002.

         Interest Income. Total interest income decreased by $9.7 million, or 9.1%, to $96.5 million for the year ended June 30, 2003 from $106.2 million for the year ended June 30, 2002. The primary factor for the decrease in interest income was a decrease in the average yield of interest-earning assets from 6.06% for the year ended June 30, 2002 to 5.13% for the year ended June 30, 2003. Partially offsetting the decreased yield was a $129.0 million, or 7.4%, increase in the average balance of interest-earning assets. Average yield decreased due to lower market interest rates prevailing during the period. The increase in average assets was funded by an overall increase in average deposits.

         Interest income on loans receivable decreased $6.6 million, or 15.2%, to $36.7 million for the year ended June 30, 2003, from $43.3 million for the year ended June 30, 2002. The primary factors for the decrease in loan interest income were a decrease of $56.6 million in the average balance of loans receivable along with a decrease in the average yield on loans receivable to 6.71% from 7.17%. The decrease in average loans was the result of the higher than normal loan repayments which resulted from the low interest rate environment and which exceeded origination volume. The decrease in the average yield on loans receivable reflected decreased market rates of interest on originations as well as downward interest rate adjustments on floating rate and adjustable rate loans.

         Interest income on investment securities, including both taxable and tax-exempt issues, decreased $794,000, or 8.0%, to $9.1 million for the year ended June 30, 2003, from $9.9 million for the year ended June 30, 2002. The decrease resulted from a decrease in the average yield on investment securities to 3.60% during the year ended June 30, 2003, from 5.25% during the year ended June 30, 2002, which was partially offset by an increase of $64.6 million, or 34.2%, in the average balance of investment securities to $253.7 million during the year ended June 30, 2003, from $189.1 million during the year ended June 30, 2002. The lower yield reflects $108.7 million of maturities and calls of higher yielding issues, as well as the generally lower interest rates available on the securities purchased during the year ended June 30, 2003. The increased average balance reflects the reinvestment of a portion of the cash flow from repayments of loans and mortgage-backed securities held to maturity.

         Interest income on mortgage-backed securities decreased $2.4 million, or 4.8%, to $47.8 million for the year ended June 30, 2003 from $50.2 million for the year ended June 30, 2002. This decrease was a result of a decrease in the average yield to 5.45% during the year ended June 30, 2003, from 5.93% during the year ended June 30, 2002, partially offset by an increase of $28.7 million, or 3.4%, in the average balance of mortgage-backed securities to $876.3 million during the year ended June 30, 2003, from $847.6 million during the year ended June 30, 2002. The decline in yield resulted from principal repayments received on older higher yielding securities while new purchases were made in a lower interest rate environment. The change in average balance was not considered significant.

         Interest income on securities purchased under agreements to resell and other interest-earning assets increased $170,000, or 6.2%, to $2.92 million for the year ended June 30, 2003, from $2.75 million for the year ended June 30, 2002. This was a result of a $92.3 million, or 81.7%, increase in the average balance of these assets to $205.3 million during the year ended June 30, 2003, from $113.0 million during the year ended June 30, 2002, partially offset by a decrease in the average yield to 1.42% during the year ended June 30, 2003, from 2.44% during the year ended June 30, 2002. The increase in the average balance was due to the accumulation of assets in these categories which resulted from heavy repayments on the securities portfolios. The decline in yield resulted from lower short-term market interest rates.

         Interest Expense. Total interest expense decreased $9.7 million, or 17.8%, to $44.7 million for the year ended June 30, 2003 from $54.4 million for the year ended June 30, 2002, primarily as a result of a decrease in the average cost of interest-bearing liabilities to 2.77% during the year ended June 30, 2003, from 3.71% during the year ended June 30, 2002, partially offset by a $149.0, or 10.2%, increase in the average balance of interest-bearing liabilities to $1.61 billion during the year ended June 30, 2003, as compared to $1.47 billion during the year ended June 30, 2002. Average cost decreased due to lower market interest rates prevailing during the period. The growth in average interest-bearing liabilities is attributed to the growth of the deposit base.

         Interest expense on deposits decreased $9.2 million, or 18.7%, to $39.9 million for the year ended June 30, 2003, from $49.1 million for the year ended June 30, 2002. The decrease in interest expense on deposits primarily resulted from a decrease in the average cost to 2.63% for the year ended June 30, 2003, from 3.61% for the year ended June 30, 2002, partially offset by a $160.6 million, or 11.8 %, increase in the average balance of interest-bearing deposits to $1.52 billion during the year ended June 30, 2003, as compared to $1.36 billion during the year ended June 30, 2002. The decreased average cost was a result of the decline in market interest rates from 2002 to 2003. The increase in the average balance of interest-bearing deposits was the result of both interest credited to accounts and growth of the deposit base. Certificates of deposit increased to $1.0 billion from $924.0 million, savings and club accounts increased to $417.8 million from $340.7 million, and interest-bearing demand accounts increased to $98.9 million from $93.6 million.

         Interest expense on Federal Home Loan Bank advances decreased $587,000, or 10.9%, to $4.8 million for the year ended June 30, 2003, from $5.4 million for the year ended June 30, 2002, primarily as a result of a decrease in the average balance of outstanding advances to $95.9 million for the year ended June 30, 2003, from $107.5 million for the year ended June 30, 2002. The average cost remained relatively unchanged at 4.99% and 5.00%, respectively.

         Provision for Loan Losses. Provisions for loan losses are charged to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. A specific loan loss allowance is established for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment.

         There was no provision for losses for the year ended June 30, 2003, as compared to $3,000 for the year ended June 30, 2002. The overall loan portfolio reflected an $81.8 million, or 13.8%, decrease in total loans. The allowance for loan losses as a percentage of gross loans outstanding increased to 1.01% at June 30, 2003, from 0.87% at June 30, 2002, reflecting balances of $5.2 million and $5.2 million, respectively. Non-performing loans as a percentage of gross loans increased only slightly to 0.57% at June 30, 2003, as compared to 0.55% at June 30, 2002.

         Non-Interest Income. Non-interest income increased $82,000, or 4.6%, to $1.85 million for the year ended June 30, 2003, as compared to $1.77 million for the year ended June 30, 2002. This minimal increase in non-interest income for 2003, as compared to 2002, was consistent with management's expectations.

         Non-Interest Expense. Non-interest expense increased $15.3 million, or 52.6%, to $44.4 million for the year ended June 30, 2003, from $29.1 million for the year ended June 30, 2002. The increase was primarily a result of a $14.3 million increase in merger related expenses, partially offset by a $2.3 million decrease in goodwill and intangible asset amortization.

         Merger related expenses increased $14.3 million to $14.9 million for the year ended June 30, 2003, from $619,000 for the year ended June 30, 2002. Included in the amount recorded during the year ended June 30, 2003, are $12.3 million in expenses related to the payout of employment contracts, unexercised stock options, supplemental benefit plans and incentive stock awards as a result of both the Pulaski and West Essex mergers. The remaining expenses recorded for the year ended June 30, 2003, and for the year ended June 30, 2002, consisted primarily of fees due attorneys and financial advisors for their work related to the mergers.

         Goodwill and intangible asset amortization decreased to $636,000 for the year ended June 30, 2003, from $2.9 million for the year ended June 30, 2002, due to the adoption, effective July 1, 2003, of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 eliminated the amortization of goodwill and, accordingly, no goodwill related amortization expense was recognized during the year ended June 30, 2003. Goodwill amortization totaled $2.3 million during the year ended June 30, 2002.

         All other elements of non-interest expense totaled $28.8 million for the year ended June 30, 2003, an increase of $3.3 million, or 12.9%, over the $25.5 million amount for the year ended June 30, 2002. The increases in these elements are attributable to the growth of the institution and were reflected in salary and employee benefits, net occupancy expenses, equipment, advertising, and miscellaneous expenses.

         Provision for Income Taxes. The provision for income taxes decreased $2.7 million to $5.2 million for the year ended June 30, 2003, from $7.9 million for the year ended June 30, 2002. The effective income tax rates were 56.4% for the year ended June 30, 2003, as compared to 32.5% for the year ended June 30, 2002. The income tax expense for the year ended June 30, 2003, was higher than usual due to the presence of non-deductible merger related costs and excess compensation expenses, partially offset by a tax benefit related to a former employee benefit plan. The impact of these items was to increase income tax expense for the year ended June 30, 2003, by approximately $1.9 million. Excluding these items, the effective tax rate for the year ended June 30, 2003, would have been 36.2%. The effective tax rate for the year ended June 30, 2003, was expected to be higher than in the preceding year due to the effect of a change in the New Jersey statutory tax rate whereby the statutory tax rate was increased from 3% to 9% effective January 1, 2002.

         Average Balance Sheet. The following table sets forth certain information relating to Kearny Financial Corp. at and for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily, weekly and monthly balances. Management does not believe that the use of other than daily balances has caused any material differences in the information presented in the table.

                                                                            For the Year Ended June 30,
                              At June 30,    ---------------------------------------------------------------------------------------
                                  2005                       2005                         2004                        2003
                             -------------   ---------------------------------------------------------------------------------------
                                      Actual                         Average                      Average                    Average
                             Actual   yield/    Average              Yield/    Average            Yield/    Average           Yield/
                             Balance   Cost     Balance    Interest   Cost     Balance  Interest   Cost     Balance Interest   Cost
                             -------   ----     -------    --------   ----     -------  --------   ----     ------- --------   ----
                                                                                (Dollars in thousands)
Interest-earning assets:
 Loans receivable,
   net(1).................$  558,018   5.59% $  517,746     $29,311   5.66% $  499,510   $28,919   5.79%   $546,521 $36,673    6.71%
 Mortgage-backed
   securities held
   to maturity............   758,121   4.74     740,417      33,954   4.59     713,422    33,980   4.76     876,348  47,764    5.45
 Investment
   securities:(2)
    Tax-exempt............   204,629   3.79     180,513       6,873   3.81     141,630     5,702   4.03      98,626   4,346    4.41
    Taxable...............   299,060   3.25     309,740       9,663   3.12     283,708     8,724   3.07     155,051   4,787    3.09
 Securities
   purchased under
   agreements to
   resell.................         -   0.00           -           -   0.00      95,385       982   1.03     118,077   1,577    1.34
 Other interest-earning
  assets(3)...............   134,543   3.36     114,916       2,642   2.30      60,885       347   0.57      87,238   1,345    1.54
                          ----------         ----------     -------         ----------   -------         ---------- -------
    Total
      interest-
      earning assets...... 1,954,371   4.56   1,863,332      82,443   4.42   1,794,540    78,654   4.38   1,881,861  96,492    5.13
                          ----------         ----------     -------         ----------   -------         ---------- -------
 Non-interest-
  earning assets..........   152,634            151,055                        144,698                       83,357
                          ----------         ----------                     ----------                   ----------
    Total assets..........$2,107,005         $2,014,387                     $1,939,238                   $1,965,218
                          ==========         ==========                     ==========                   ==========
Interest-bearing
  liabilities:
 Interest-bearing
   demand.................$   99,308   0.78  $  105,503         752   0.71  $  109,830       882   0.80      98,926   1,074    1.09
 Savings and club.........   450,211   1.12     533,131       5,422   1.02     448,509     5,508   1.23     417,780   6,604    1.58
 Certificates of
   deposit................   923,116   2.81     873,907      20,360   2.33     963,089    21,692   2.25   1,002,229  32,230    3.22
 Federal Home Loan
   Bank advances..........    61,687   5.47      80,990       3,890   4.80      74,340     4,018   5.40      95,853   4,787    4.99
                          ----------         ----------     -------         ----------   -------         ---------- -------
    Total interest-
      bearing
      liabilities......... 1,534,322   2.29   1,593,531      30,424   1.91   1,595,768    32,100   2.01   1,614,788  44,695   2.77
 Non-interest-bearing                                       -------                      -------                     ------
   liabilities............    67,201             71,119                         57,846                       56,217
                          ----------         ----------                     ----------                   ----------
    Total liabilities..... 1,601,523          1,664,650                      1,653,614                    1,671,005
Stockholders' equity......   505,482            349,737                        285,624                      294,213
                          ----------         ----------                     ----------                   ----------
    Total liabilities
      and stockholders'
      equity..............$2,107,005         $2,014,387                     $1,939,238                   $1,965,218
                          ==========         ==========                     ==========                   ==========
Net interest income.......                                  $52,019                      $46,554                    $51,797
                                                            =======                      =======                    =======
Interest rate
  spread(4)...............             2.27%                          2.51%                        2.37%                       2.36%
                                       ====                           ====                         ====                        ====
Net yield on
  interest-earning
  assets(5)...............                                            2.79%                        2.59%                       2.75%
                                                                      ====                         ====                        ====
Ratio of average
  interest-earning
  assets to average
  interest-bearing
  liabilities.............      1.27x              1.17x                          1.12x                          1.17x
                                ====               ====                           ====                           ====

_________________
(1) Non-accruing loans have been inccluded in loans receivable, and the effect of such inclusion was not material.
(2)  Includes both available for sale and held to maturity securities.
(3) Includes interest-bearing deposits at other banks, federal funds purchased and Federal Home Loan Bank of New York capital stock.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

         Rate/Volume Analysis. The following table reflects the sensitivity of Kearny Financial Corp.'s interest income and interest expense to changes in volume and in prevailing interest rates during the periods indicated. Each category reflects the: (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rate (changes in rate multiplied by old volume); and
(3) net change. The net change attributable to the combined impact of volume and rate has been allocated proportionally to the absolute dollar amounts of change in each.

                                                            Year Ended June 30,               Year Ended June 30,
                                                     --------------------------------    --------------------------------
                                                               2005 vs. 2004                     2004 vs. 2003
                                                     --------------------------------    --------------------------------
                                                            Increase (Decrease)               Increase (Decrease)
                                                                  Due to                              Due to
                                                     --------------------------------    --------------------------------
                                                      Volume       Rate         Net       Volume       Rate         Net
                                                     --------    --------    --------    --------    --------    --------
                                                                                (In thousands)
Interest and dividend income:
 Loans receivable ................................   $  1,047    $   (655)   $    392    $ (2,989)   $ (4,765)   $ (7,754)
 Mortgage-backed securities held to maturity .....      1,234      (1,260)        (26)     (8,201)     (5,583)    (13,784)
 Investment securities:
   Tax-exempt ....................................      1,497        (326)      1,171       1,758        (402)      1,356
   Taxable .......................................        797         142         939       3,968         (31)      3,937
 Securities purchased under agreements to resell..       (491)       (491)       (982)       (270)       (325)       (595)
 Other interest-earning assets ...................        519       1,776       2,295        (323)       (675)       (998)
                                                     --------    --------    --------    --------    --------    --------
  Total interest-earning assets ..................   $  4,603    $   (814)   $  3,789    $ (6,057)   $(11,781)   $(17,838)
                                                     ========    ========    ========    ========    ========    ========

Interest expense:
 Interest-bearing demand .........................   $    (34)   $    (96)   $   (130)   $    112    $   (304)   $   (192)
 Savings and club ................................        944      (1,030)        (86)        456      (1,552)     (1,096)
 Certificates of deposit .........................     (2,076)        744      (1,332)     (1,210)     (9,328)    (10,538)
 Advances from Federal Home Loan Bank ............        341        (469)       (128)     (1,138)        369        (769)
                                                     --------    --------    --------    --------    --------    --------
   Total interest-bearing liabilities ............   $   (825)   $   (851)   $ (1,676)   $ (1,780)   $(10,815)   $(12,595)
                                                     ========    ========    ========    ========    ========    ========

Change in net interest income ....................   $  5,428    $     37    $  5,465    $ (4,277)   $   (966)   $ (5,243)
                                                     ========    ========    ========    ========    ========    ========


Liquidity and Commitments

         We are required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

         Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. The largest uses of cash by investing activities during the year ended June 30, 2005 was to fund a $52.2 million increase in loans receivable, net and the purchase of $34.2 million of investment securities held to maturity. At June 30, 2005, our cash and cash equivalents totaled $139.9 million, as compared to $39.5 million at June 30, 2004. Cash and cash equivalents increased $100.4 million, or 254.2%, due to the proceeds from the initial public offering completed in February 2005. We invested some of the proceeds in investment securities held to maturity, particularly tax-exempt securities. Demand for mortgages contributed to the decrease in mortgage-backed securities, with the reinvestment of principal and interest payments into mortgage loans, supplemented by the investment of cash and cash equivalents from the initial public offering.

         At June 30, 2005, our total deposits were $1.53 billion, compared to $1.54 billion at June 30, 2004, and our Federal Home Loan Bank of New York borrowings were $61.7 million compared to $94.2 million a year earlier. The primary factor for the decrease in deposits was the runoff of certificates of deposit due to low interest rates and a movement by customers to alternative investment opportunities in the marketplace in the first half of fiscal 2005. However, rising short-term interest rates reversed the trend during the second half of the year. We also saw $40.4 million of deposits, net of oversubscriptions withdrawn to purchase the Company's common stock during the initial public offering. Federal Home Loan Bank advances decreased as we replaced short-term advances borrowed earlier in the year to fund commitments to purchase securities, with proceeds from the initial public offering completed in February 2005.

         Our primary sources of funds are deposits, amortization, prepayments and maturities of mortgage-backed securities and outstanding loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At June 30, 2005, the total approved loan origination commitments outstanding amounted to $33.7 million and there were no commitments to purchase participation interests in loans. At the same date, unused lines of credit were $30.0 million and construction loans in process were $6.5 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2005, totaled $701.7 million. The average cost of deposits increased throughout fiscal

2005. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions and this caused our average cost of deposits to increase as short-term interest rates increased during the year. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Kearny Federal Savings Bank. At June 30, 2005, the total collateralized borrowing limit was $106.7 million, of which we had $61.7 million outstanding, giving us the ability at June 30, 2005, to borrow an additional $45.0 million from the Federal Home Loan Bank of New York as a funding source to meet commitments and for liquidity purposes.

         If the need for additional borrowing arises, we have the option of pledging additional collateral to significantly increase our collateralized borrowing limit and enable us to obtain advances up to a total borrowing limit of 25% of our assets. For example, in the event that we are unable or unwilling to pay market rates on the significant amount of certificates of deposit maturing in one year or less, we could obtain replacement funding by pledging additional collateral, thus securing a greater borrowing limit and generating the ability to borrow additional funds from the Federal Home Loan Bank. At June 30, 2005, our total Federal Home Loan Bank borrowing limit was $526.8 million and we had the ability to pledge additional collateral to increase our collateralized borrowing limit from $106.7 million to the full $526.8 million limit. At June 30, 2005, we had $1.26 billion of securities we could pledge as collateral in order to obtain secured borrowings, of which $106.7 million was pledged.

         As noted above, loan prepayments are greatly influenced by general interest rates. At June 30, 2005, 82.1% of our loan portfolio consisted of fixed rate loans with maturities of greater than one year. If a rising interest rate environment were to occur, we would expect that the rate of prepayments on fixed rate loans would decrease, thus decreasing the amount of funds coming from prepayments and reducing our liquidity.

         The  following  table   discloses  our   contractual   obligations  and
commitments as of June 30, 2005.


                                                            Less Than                                      After
                                              Total          1 Year       1-3 Years      4-5 Years       5 Years
                                              -----          ------       ---------      ---------       -------
                                                                       (In thousands)
Federal Home Loan Bank advances...........   $61,687            $582        $43,105        $8,000        $10,000
                                             =======            ====        =======        ======        =======
    Total.................................   $61,687            $582        $43,105        $8,000        $10,000
                                             =======            ====        =======        ======        =======

                                              Total
                                             Amounts        Less Than                                       Over
                                            Committed         1 Year       1-3 Years     4-5 Years       5 Years
                                            ---------         ------       ---------     ---------       -------
                                                                        (In thousands)
Lines of credit(1)........................   $27,817         $ 3,059         $    -        $    -        $24,758
Construction loans in process.............     6,489           6,489              -             -              -
Other commitments to extend credit(1).....    35,873          33,573          2,300             -              -
                                             -------         -------         ------        ------        -------
    Total.................................   $70,179         $43,121         $2,300        $    -        $24,758
                                             =======         =======         ======        ======        =======

________________
(1)  Represents amounts committed to customers.

         Our material capital expenditure plans relate to renovations and significant improvements to six branch offices, which includes the replacement of one office location with a new building. Our capital expenditure plans also include the Lacey, New Jersey de novo branch which is expected to open in
October 2005. We expect to complete such renovations, improvements and construction by the end of calendar year 2006, and we anticipate approximately $4.5 million in funds will be required for the plans related to these seven offices. Furthermore, in December of 2004, we acquired a 3.7 acre parcel of land in West Caldwell,

New Jersey. We intend to construct a branch office at this location and subdivide and lease to third parties the portion of land not used for the branch building. Engineering studies continue at this location.

         The general business purpose of these expenditures is to maintain and improve Kearny Federal Savings Bank's facilities. We anticipate that cash flows from our normal operations will be a sufficient source of funds for these expenditure plans.

Off-Balance Sheet Arrangements

         We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Federal Savings Bank's facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At June 30, 2005, we had no significant off-balance sheet commitments to purchase securities. Our significant purchase commitments as of June 30, 2005 related to capital expenditure plans consisted of anticipated post-June 30, 2005 expenditures of approximately $927,000 in connection with the completion of the de novo branch office in Lacey, New Jersey.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. At June 30, 2005, the total approved loan origination commitments outstanding amounted to $33.7 million and commitments to purchase participation interests in loans totaled $0. At the same date, unused lines of credit were $30.0 million and construction loans in process were $6.5 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2005, see Note 16 to the consolidated financial statements contained in this Annual Report on Form 10-K.

Capital

         Consistent with its goals to operate a sound and profitable financial organization, Kearny Federal Savings Bank actively seeks to maintain a well capitalized institution in accordance with regulatory standards. As of June 30, 2005, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision. Kearny Federal Savings Bank's regulatory capital ratios at June 30, 2005 were as follows: core capital 15.94%; Tier I risk-based capital 43.92%; and total risk-based capital 45.19%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

Impact of Inflation

         The financial statements included in this document have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities of our assets and liabilities are critical to the maintenance of acceptable performance levels.

         The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of non-interest expense. Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

Recent Accounting Pronouncements

         Accounting for Stock-Based Payments: In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment." SFAS No. 123 (revised) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (revised) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

         On April 14, 2005, the Securities and Exchange Commission (the "SEC") adopted a new rule that amends the compliance dates for SFAS No. 123 (revised). Under the new rule, we are required to adopt SFAS No. 123 (revised) in the first annual period beginning after June 15, 2005. Early application of SFAS No. 123 (revised) is encouraged, but not required. Accordingly, we are required to record compensation expense for all new awards granted and any awards modified after July 1, 2006. In addition, the transition rules under SFAS No. 123 (revised) will require that, for all awards outstanding at July 1, 2006, for which the requisite service has not yet been rendered, compensation cost be recorded as such service is rendered after July 1, 2006.

         The pronouncement related to stock-based payments will not have any effect on our existing historical consolidated financial statements as we do not presently have stock-based compensation plans and as restatements of previously reported periods will not be required.

         Accounting For Variable Interest Entities: In December 2003, the FASB issued a revision to Interpretation 46, "Consolidation of Variable Interest Entities," which established standards for identifying a variable interest entity ("VIE") and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. Application of this interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December

15, 2003. Application by public entities, other than small business issuers, for all other types of VIE is required in financial statements for periods ending after March 15, 2004. Small business issuers must apply this interpretation to all other types of VIE at the end of the first reporting period ending after December 15, 2004. The adoption of this interpretation has not had and is not expected to have a material effect on our financial position or results of operations.

         Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity as well as their classification in the company's statement of financial position. It requires that the company classify a financial instrument that is within its scope as a liability when that instrument embodies an obligation of the issuer. SFAS No. 150 did not have any impact on our consolidated financial statements.

         Amendment  of  SFAS  No.  133 on  Derivative  Instruments  and  Hedging
Activities: On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. With a number of exemptions, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

         Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. We do not have any financial letters of credit at June 30, 2005 or at December 31, 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Management of Interest Rate Risk and Market Risk

         Qualitative Analysis. Because the majority of our assets and liabilities are sensitive to changes in interest rates, a significant form of market risk for us is interest rate risk, or changes in interest rates. Notwithstanding the unpredictability of future interest rates, management expects that changes in interest rates may have a significant, adverse impact on our net interest income.

         Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

o the interest income we earn on our interest-earning assets, such as loans and securities; and
o the interest expense we pay on our interest-bearing liabilities, such as deposits and amounts we borrow.

         The rates we earn on our assets are generally fixed for a contractual period of time. We, like many savings institutions, have liabilities that generally have shorter contractual maturities than our assets, such as certificates of deposit, or have no stated maturity, such as savings and money market deposits. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, which consist primarily of long- term, fixed-rate securities, may not increase as rapidly as the interest paid on our liabilities.

         We are vulnerable to volatility in our earnings as a result of an increase in interest rates because the majority of our interest-earning assets consist of long-term, fixed rate assets. At June 30, 2005, 82.1% of our loans with contractual maturities of greater than one year had fixed rates of interest, and 77.9% of our total loans had contractual maturities of ten or more years. At June 30, 2005, we held $758.1 million of mortgage-backed securities, representing 36.0% of our assets. We invest generally in fixed-rate securities and substantially all of our mortgage-backed securities at June 30, 2005 had contractual maturities of ten or more years. In an increasing rate environment, our cost of funds is expected to increase more rapidly than the interest earned on our loan portfolio and securities portfolio because our primary source of funds is deposits with generally shorter maturities than the maturities on our loans and investment securities. Having interest-bearing liabilities that reprice more frequently than interest-earning assets will be detrimental during periods of rising interest rates and could cause our net interest rate spread to shrink because the increase in the rates we would earn on our securities and loan portfolios may be less than the increase in the rates we would pay on deposits and borrowings.

         In a period of falling interest rates, prepayments of loans and mortgage-backed securities generally will increase as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because in a falling rate environment we are generally not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. A falling rate environment would result in a decrease in rates we pay on deposits and borrowings, but the decrease in the cost of our funds may not be as great as the decrease in the yields on our mortgage-backed securities and loan portfolios. This could cause a narrowing of our net interest rate spread and could cause a decrease in our earnings.

         The Board of Directors has established an Interest Rate Risk Management Committee, comprised of Directors Hopkins, Regan, Aanensen, Mazza and Parow, which is responsible for monitoring interest rate risk. Our Chief Financial Officer also participates in this committee as a management liaison. The committee meets quarterly to address management of our assets and liabilities, including review of our short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and repricing frequencies of loans and securities; and a variety of other asset and liability management topics. The results of the committee's quarterly review are reported to the full Board, which makes adjustments to our interest rate risk policy and strategies as it considers necessary and appropriate.

         Quantitative Analysis. The following tables present Kearny Federal Savings Bank's net portfolio value as of June 30, 2005. The net portfolio values shown in these tables were calculated by the Office of Thrift Supervision, based on information provided by Kearny Federal Savings Bank.

                              At June 30, 2005
               -----------------------------------------------------------------
                                                 Net Portfolio Value
                Net Portfolio Value          as % of Present Value of Assets
               ----------------------    ---------------------------------------
  Changes in                                         Net Portfolio   Basis Point
   Rates(1)    $ Amount     $ Change     % Change     Value Ratio      Change
   --------    --------     --------     --------     -----------      ------
               (Dollars in thousands)
+300 bp         270,156     -138,711         -34%      14.46%         -570 bp
+200 bp         317,332      -91,535         -22%      16.52%         -365 bp
+100 bp         364,231      -44,635         -11%      18.44%         -173 bp
   0 bp         408,866                                20.17%
-100 bp         438,355       29,488          +7%      21.23%         +106 bp
-200 bp         455,020       46,154         +11%      21.76%         +159 bp

__________
(1) The-300bp scenario is not shown due to the low prevailing interest rate environment.

         This analysis also indicated that as of June 30, 2005 an immediate and permanent 2.0% increase in interest rates would cause an approximately 11% decrease in our net interest income.

         Future interest rates or their effect on net portfolio value or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in this type of computation. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rate on certain types of assets and liabilities, such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above.
Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

         Notwithstanding the discussion above, the quantitative interest rate analysis presented above indicates that a rapid increase in interest rates would adversely affect our net interest margin and earnings.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Company's financial statements are contained in this Annual Report on Form 10-K immediately following Item 15.

Item 9.  Changes  In  and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable. There were no disagreements or reportable events as described in Item 304 of Regulation S-K in connection with the merger of the Company's former independent auditors, Radics & Co., LLC, into the Company's current independent auditors, Beard Miller Company LLP.

Item 9A.  Controls and Procedures
---------------------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange

Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information
---------------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information that appears under the headings "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Registrant's definitive proxy statement for the Registrant's 2005 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics is available without charge upon request to the Corporate Secretary, Kearny Financial Corp., 120 Passaic Avenue, Fairfield, New Jersey 07004.

Item 11.  Executive Compensation
--------------------------------

         The above-captioned information appears under the heading "Director and Executive Officer Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

          (a)  Security Ownership of Certain Beneficial Owners

               Information  required  by this  item is  incorporated  herein  by
               reference  to  the  section  captioned  "Voting   Securities  and
               Principal Holders Thereof" in the Proxy Statement.

          (b)  Security Ownership of Management

               Information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

          (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

          (d)  Securities  Authorized  for Issuance  Under  Equity  Compensation
               Plans

         As of June 30, 2005, the Registrant had no compensation plans under which equity securities of the Registrant are authorized for issuance.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  above-captioned  information  appears  under the heading  "Certain
Relationships   and  Related   Transactions"  in  the  Proxy  Statement  and  is
incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

         The information relating to this item is incorporated herein by reference to the information contained under the section captioned "Principal Accounting Fees and Services" in the Proxy Statement.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

         (1) The following financial statements and the independent auditors' report appear in this Annual Report on Form 10-K immediately after this Item 15:


               Report of Independent Registered Public Accounting Firm Consolidated Statements of Financial Condition as of June 30, 2005 and 2004
               Consolidated Statements of Income For the Years Ended June 30, 2005, 2004 and 2003
               Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2005, 2004 and 2003
               Consolidated Statements of Cash Flows for the Years Ended June 30, 2005, 2004 and 2003
               Notes to Consolidated Financial Statements

         (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         (3) The following exhibits are filed as part of this report:

                  3.1      Charter of Kearny Financial Corp.*
                  3.2      Bylaws of Kearny Financial Corp.*
                  4        Stock Certificate of Kearny Financial Corp*
                  10.1     Employment Agreement between Kearny Federal Savings Bank and John N.
                           Hopkins*+
                  10.2     Employment Agreement between Kearny Federal Savings Bank and Allan
                           Beardslee*+



                  10.3     Employment Agreement between Kearny Federal Savings Bank and Albert E.
                           Gossweiler*+
                  10.4     Employment Agreement between Kearny Federal Savings Bank and Sharon
                           Jones*+
                  10.5     Employment Agreement between Kearny Federal Savings Bank and William C.
                           Ledgerwood*+
                  10.6     Employment Agreement between Kearny Federal Savings Bank and Erika
                           Sacher*+
                  10.7     Employment Agreement between Kearny Federal Savings Bank and Patrick M.
                           Joyce*+
                  10.8     Directors Consultation and Retirement Plan*+
                  10.9     Benefit Equalization Plan*+
                  10.10    Benefit Equalization Plan for Employee Stock Ownership Plan*+
                  11       Statement regarding computation of earnings per share
                  21       Subsidiaries of the Registrant (see "Item 1. Business - Subsidiary Activity"
                           herein)
                  31       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          ______________
          * Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-118815).
          + Management or compensatory plan required to be filed as an exhibit.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT


                                  JUNE 30, 2005

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
TABLE OF CONTENTS


                                                                       PAGE NO.

CONSOLIDATED FINANCIAL STATEMENTS:

     Report of Independent Registered Public Accounting Firm            F-1

     Consolidated Statements of Financial Condition                     F-2

     Consolidated Statements of Income                                  F-3

     Consolidated Statements of Changes in Stockholders' Equity         F-4

     Consolidated Statements of Cash Flows                              F-6

     Notes to Consolidated Financial Statements                         F-8

BEARD MILLER COMPANY LLP
--------------------------------------------
Certified Public Accountants and Consultants




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Kearny Financial Corp. and Subsidiaries


         We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. (the "Company") and Subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2005. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to in the second preceding paragraph present fairly, in all material respects, the consolidated financial position of Kearny Financial Corp. and Subsidiaries as of June 30, 2005 and 2004, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


                                              /s/Beard Miller Company LLP



Pine Brook, New Jersey
July 29, 2005

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                     June 30,
                                                                                            ---------------------------
                                                                                                2005           2004
                                                                                            -------------  ------------
                                                                                            (In Thousands, Except Share
                                                                                                and Per Share Data)
                                     ASSETS
   Cash and amounts due from depository institutions                                       $     16,683          $    21,008
   Interest-bearing deposits in other banks                                                     123,182               18,480
                                                                                           ------------          -----------

       Cash and Cash Equivalents                                                                139,865               39,488

   Securities available for sale                                                                 33,591               41,564
   Investment securities held to maturity                                                       470,098              435,870
   Loans receivable, including net deferred loan costs 2005 $815; 2004 $758                     563,434              510,938
      Less allowance for loan losses                                                             (5,416)              (5,144)
                                                                                           ------------          -----------

       Net Loans Receivable                                                                     558,018              505,794

   Mortgage-backed securities held to maturity                                                  758,121              771,353
   Premises and equipment                                                                        34,977               26,649
   Federal Home Loan Bank of New York stock ("FHLB")                                             11,361               11,392
   Interest receivable                                                                           10,430                9,861
   Goodwill                                                                                      82,263               82,263
   Other assets                                                                                   8,281               12,284
                                                                                           ------------          -----------

       Total Assets                                                                        $  2,107,005          $ 1,936,518
                                                                                           ============          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

   Deposits:
      Non-interest bearing                                                                 $     56,142          $    55,377
      Interest bearing                                                                        1,472,635            1,482,133
                                                                                           ------------          -----------

       Total Deposits                                                                         1,528,777            1,537,510

   Advances from FHLB                                                                            61,687               94,234
   Advance payments by borrowers for taxes                                                        4,627                4,224
   Other liabilities                                                                              6,432                7,045
                                                                                           ------------          -----------

       Total Liabilities                                                                      1,601,523            1,643,013
                                                                                           ------------          -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.10 par value; 25,000,000 shares authorized; non-issued and
      outstanding                                                                                     -                    -
   Common stock, $0.10 par value; 75,000,000 shares authorized; 2005 72,737,500 shares
      and 2004 10,000 shares issued and outstanding                                               7,274                    1
   Paid-in capital                                                                              207,838                  499
   Retained earnings - substantially restricted                                                 301,857              282,959
   Unearned Employee Stock Ownership Plan shares                                                (16,972)                   -
   Accumulated other comprehensive income                                                         5,485               10,046
                                                                                           ------------          -----------

       Total Stockholders' Equity                                                               505,482              293,505
                                                                                        ---------------      ---------------

       Total Liabilities and Stockholders' Equity                                       $     2,107,005      $     1,936,518
                                                                                        ===============      ===============
See notes to consolidated  financial statements.
----------------------------------------------------------------------------------------------------------------------------

                                      F-2

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Years Ended June 30,
                                                                           ----------------------------------------------------
                                                                              2005                2004                 2003
                                                                           ----------          ----------           ----------
                                                                         (In Thousands, Except Share and Per Share Data)
INTEREST INCOME
   Loans                                                                      $29,311            $28,919             $36,673
   Mortgage-backed securities                                                  33,954             33,980              47,764
   Investment and available for sale securities                                16,536             14,426               9,133
   Other interest-earning assets                                                2,640              1,329               2,922
                                                                           ----------          ---------            --------

       Total Interest Income                                                   82,441             78,654              96,492
                                                                           ----------          ---------            --------

INTEREST EXPENSE
   Deposits                                                                    26,532             28,082              39,908
   Borrowings                                                                   3,890              4,018               4,787
                                                                           ----------          ---------            --------

       Total Interest Expense                                                  30,422             32,100              44,695
                                                                           ----------          ---------            --------

       Net Interest Income                                                     52,019             46,554              51,797

PROVISION FOR LOAN LOSSES                                                          68                  -                   -
                                                                           ----------          ---------            --------

       Net Interest Income after Provision for Loan Losses                     51,951             46,554              51,797
                                                                           ----------          ---------            --------

NON-INTEREST  INCOME
   Fees and service charges                                                       712                681               1,002
   Gain on sale of available for sale securities                                7,705                  -                   -
   Miscellaneous                                                                1,086                879                 845
                                                                           ----------          ---------            --------

       Total Non-Interest Income                                                9,503              1,560               1,847
                                                                           ----------          ---------            --------

NON-INTEREST EXPENSES
   Salaries and employee benefits                                              20,790             16,522              16,962
   Net occupancy expense of premises                                            3,163              2,523               2,376
   Equipment                                                                    3,931              3,453               3,142
   Advertising                                                                  1,176                861                 861
   Federal insurance premium                                                      554                587                 620
   Amortization of intangible assets                                              636                636                 636
   Directors' fees                                                                886                827                 818
   Merger related expenses                                                          -                592              14,921
   Miscellaneous                                                                3,726              3,471               4,016
                                                                           ----------          ---------            --------

       Total Non-Interest Expenses                                             34,862             29,472              44,352
                                                                           ----------          ---------            --------

       Income before Income Taxes                                              26,592             18,642               9,292

INCOME TAXES                                                                    7,694              5,745               5,237
                                                                           ----------          ---------            --------

       Net Income                                                             $18,898            $12,897            $  4,055
                                                                           ==========          =========            ========

NET INCOME PER COMMON SHARE
   Basic                                                                        $0.27          $1,289.70             $337.52
                                                                           ==========          =========            ========

   Diluted                                                                      $0.27          $1,289.70             $336.06
                                                                           ==========          =========            ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   Basic                                                                   70,997,978             10,000              12,014
                                                                           ==========         ==========            ========

   Diluted                                                                 70,997,978             10,000              12,066
                                                                           ==========         ==========            ========

See notes to consolidated financial statements.
----------------------------------------------------------------------------------------------------------------------------
                                       F-3

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2005, 2004, and 2003

                                                          Retained                                            Accumulated
                          Common Stock                    Earnings -                 Unearned                   Other
                         ---------------      Paid-In  Substantially   Unearned     Incentive     Treasury Comprehensive
                         Shares   Amount      Capital   Restricted    ESOP Shares  Plan Shares      Stock     Income        Total
                         ------   ------      -------   ----------    -----------  -----------      -----     ------        -----
                                                                             (In Thousands)

BALANCE - JUNE 30, 2002      13     $  1       $27,906      $272,983     $   (811)     $(419)      $(6,249)     $  9,043   $302,454
                                                                                                                           --------

   Comprehensive income:
      Net income              -        -             -         4,055            -          -             -             -      4,055
      Unrealized loss
        on securities
        available for
        sale, net of
        deferred income
        tax benefit of $743   -        -             -             -            -          -             -        (1,272)    (1,272)
                                                                                                                           --------

      Total Comprehensive
        Income                                                                                                                2,783
                                                                                                                           --------

   ESOP shares
     committed to be
     released                 -        -           459             -          148          -             -             -        607
   Incentive Plan
     shares earned            -        -             -             -            -        182             -             -        182
   Treasury stock
     reissued                 -        -           (20)            -            -          -           365             -        345
   Cash dividends
     declared                 -        -             -          (986)           -          -             -             -       (986)
   Acquisition of Pulaski
     Bancorp, Inc.           (1)       -        (9,850)       (2,082)           -         44         1,601             -    (10,287)
   Permanent tax benefit
     related to stock
     options                  -        -           571             -            -          -             -             -        571
                          ------  -------  ------------ ------------- ------------ ----------  ------------ -------------  --------

BALANCE - JUNE 30, 2003      12        1        19,066       273,970         (663)      (193)       (4,283)        7,771    295,669
                                                                                                                           --------

   Comprehensive income:
      Net income              -        -             -        12,897            -          -             -             -     12,897
      Unrealized gain
       on securities
       available for
       sale, net of
       deferred income
       tax expense
       of $1,296              -        -             -             -            -          -             -         2,275      2,275
                                                                                                                           --------

      Total Comprehensive
        Income                                                                                                               15,172
                                                                                                                           --------
------------------------------------------------------------------------------------------------------------------------------------
                                       F-4

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
Years Ended June 30, 2005, 2004, and 2003

                                                           Retained                                        Accumulated
                            Common Stock                   Earnings -                Unearned                Other
                           ---------------     Paid-In  Substantially   Unearned    Incentive  Treasury Comprehensive
                           Shares   Amount     Capital   Restricted    ESOP Shares Plan Shares   Stock     Income          Total
                           ------   ------     --------  -------------  ----------- ----------- -------- -------------    ---------
                                                                            (In Thousands)
   Acquisition of West Essex
      Bancorp, Inc.            (2)  $    -     $(18,567)    $ (3,908)      $  663       $193    $ 4,283      $     -       $(17,336)
                             ----   ------     --------     --------       ------       ----    -------      -------       --------

BALANCE - JUNE 30, 2004        10        1          499      282,959            -          -          -       10,046        293,505
                                                                                                                           --------

   Comprehensive income:
      Net income                -        -            -       18,898            -          -          -            -         18,898
      Realized gain
        on securities
        available for
        sale, net of
        income tax
        of $2,697               -        -            -            -            -          -          -       (5,008)        (5,008)
      Unrealized gain
        on securities
        available for
        sale, net of
        deferred income
        tax expense of $240     -        -            -            -            -          -          -          447            447
                                                                                                                           --------

      Total Comprehensive
        Income                                                                                                               14,337
                                                                                                                           --------

   Initial capitalization
     from establishment
     of mutual
     holding company          (10)      (1)           1            -            -          -          -            -              -
   Proceeds from common
     stock offering        72,738    7,274      207,293            -      (17,457)         -          -            -        197,110
   ESOP shares committed
     to be released             -        -           45            -          485          -          -            -            530
                          -------  -------  -----------     --------     --------     ------       ----  -----------       --------

BALANCE - JUNE 30, 2005    72,738  $ 7,274     $207,838     $301,857     $(16,972)    $    -       $  -       $5,485       $505,482
                          =======  =======  ===========     ========     ========     ======       ====  ===========       ========

See notes to consolidated financial statements.
------------------------------------------------------------------------------------------------------------------------------------
                                       F-5


KEARNY FINANCIAL CORP. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended June 30,
                                                                            ------------------------------------------------
                                                                                2005               2004                2003
                                                                            ---------          ---------            --------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $  18,898          $  12,897            $  4,055
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of premises and equipment                1,549              1,314               1,279
         Net amortization of premiums, discounts and loan fees
              and costs                                                         1,035              2,679               2,260
         Deferred income taxes                                                    343                556                (734)
         Amortization of intangible assets                                        636                636                 636
         Provision for loan losses                                                 68                  -                   -
         Realized gains on sale of securities available for sale               (7,705)                 -                   -
         (Increase) decrease in interest receivable                              (569)            (1,381)                977
         (Increase) decrease in other assets                                    3,861                (17)             (1,461)
         (Decrease) in interest payable                                           (57)              (376)               (375)
         Increase (decrease) in other liabilities                               1,045             (1,705)              1,944
         ESOP expenses                                                            530                  -                 789
                                                                            ---------          ---------            --------

         Net Cash Provided by Operating Activities                             19,634             14,603               9,370
                                                                            ---------          ---------            --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale                                    (202)              (152)               (180)
   Proceeds from sale of securities available for sale                          8,866                  -                   -
   Purchases of investment securities held to maturity                        (54,387)          (263,187)           (261,813)
   Proceeds from calls and maturities of investment securities
      held to maturity                                                         15,387            111,189             108,705
   Proceeds from repayments of investment securities held to maturity           4,797              3,612              73,154
   Purchase of loans                                                           (1,515)           (15,024)             (5,687)
   Proceeds from sale of student loans                                              -                  -                 338
   Net (increase) decrease in loans receivable                                (50,913)            16,922              86,934
   Purchases of mortgage-backed securities held to maturity                  (163,607)          (425,124)           (154,799)
   Principal repayments on mortgage-backed securities held to
      maturity                                                                175,911            334,016             371,915
   Additions to premises and equipment                                         (9,877)            (8,079)             (3,714)
   Redemption of FHLB stock                                                        31              2,395               1,954)
   Cash paid for acquisition of minority interest in Pulaski
      Bancorp, Inc.                                                                 -                  -             (26,433)
   Cash paid for acquisition of minority interest in West Essex
      Bancorp, Inc.                                                                 -                  -             (67,853)
                                                                            ---------          ---------            --------

         Net Cash Provided by (Used in) Investing Activities                  (75,509)          (243,432)            122,521
                                                                            ---------          ---------            --------

See notes to consolidated financial statements.
----------------------------------------------------------------------------------------------------------------------------
                                       F-6


KEARNY FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                          Years Ended June 30,
                                                                           --------------------------------------------------
                                                                                2005               2004                2003
                                                                            ---------          ---------            --------
                                                                                              (In Thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                      $  (8,714)          $(75,836)           $134,221
   Repayment of FHLB advances                                                  (2,547)           (11,515)            (36,331)
   Net change in short-term borrowings from FHLB                              (30,000)            30,000                   -
   Increase (decrease) in advance payments by borrowers for taxes                 403                 11                (445)
   Proceeds from issuance of common stock of West Essex
      Bancorp, Inc.                                                                 -                  -                 345
   Proceeds from issuance of common stock of Kearny
      Financial Corp.                                                         197,110                  -                   -
   Dividends paid to minority stockholders of West Essex
      Bancorp, Inc. and Pulaski Bancorp, Inc.                                       -                  -              (1,054)
                                                                            ---------           --------            --------

         Net Cash Provided by (Used in) Financing Activities                  156,252            (57,340)             96,736
                                                                            ---------           --------            --------

         Net Increase (Decrease) in Cash and Cash Equivalents                 100,377           (286,169)            228,627

CASH AND CASH EQUIVALENTS - BEGINNING                                          39,488            325,657              97,030
                                                                            ---------           --------            --------

CASH AND CASH EQUIVALENTS - ENDING                                           $139,865          $  39,488            $325,657
                                                                             ========          =========            ========

SUPPLEMENTAL  DISCLOSURES  OF CASH FLOWS  INFORMATION
   Cash paid during the year for:
      Income taxes, net of refunds                                           $  2,090          $   5,956            $  6,931
                                                                             ========          =========            ========

      Interest                                                               $ 30,479          $  32,476            $ 45,061
                                                                             ========          =========            ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
   Minority interest in consolidated subsidiaries                            $      -          $  17,336            $      -
                                                                             ========          =========            ========

   Goodwill - West Essex acquisition                                         $      -          $  50,517            $      -
                                                                             ========          =========            ========

   Deposit for acquisition of West Essex Bancorp, Inc.                       $      -          $ (67,853)           $      -
                                                                             ========          =========            ========


See notes to consolidated financial statements.
----------------------------------------------------------------------------------------------------------------------------
                                       F-7

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Kearny Federal Savings Bank (the "Bank") and Kearny Financial Securities, Inc., and the Bank's wholly-owned subsidiaries, KFS Financial Services, Inc. and Kearny Federal Investment Corp., and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses represents its best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments about information available to them at the time of their examination.

Business of the Company and Subsidiaries

     The Company's primary business is the ownership and operation of the Bank. The Bank is principally engaged in the business of attracting deposits from the general public at its 25 locations in New Jersey and using these deposits, together with other funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, consumer loans. The Company's other subsidiary, Kearny Financial Securities, Inc., was organized in April 2005 under Delaware law as a Delaware Investment Company primarily to hold investment and mortgage-backed securities. The Bank's subsidiary, Kearny Federal Investment Corp. was organized in July 2004 under New Jersey law as a New Jersey Investment Company primarily to hold investment and mortgage-backed securities.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other banks, all with original maturities of three months or less.

Securities

     Investments in debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held-to-maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income component of stockholders' equity.


--------------------------------------------------------------------------------
                                      F-8

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Securities (Continued)

     Individual securities are considered impaired when fair value is less than amortized cost. Management evaluates on a monthly basis whether any securities are other-than-temporarily impaired. In making this determination, we consider the extent and duration for the impairment, the nature and financial health of the issuer, other factors relevant to specific securities, and our ability and intent to hold securities for a period of time sufficient to allow for any anticipated recovery in market value. If a security is determined to be other-than-temporarily impaired, an impairment loss is charged to operations.

     Premiums and discounts on all securities are amortized/accreted to maturity by use of the level-yield method. Gain or loss on sales of securities is based on the specific identification method.

Concentration of Risk

     The Bank's lending activity is concentrated in loans secured by real estate located primarily in the State of New Jersey.

Loans Receivable

     Loans receivable are stated at unpaid principal balances plus net deferred loan origination costs and discounts less the allowance for loan losses.
     Loan origination fees and certain direct loan origination costs are deferred and amortized, using the level-yield method, as an adjustment of yield over the contractual lives of the related loans. Unearned discounts are accreted by use of the level-yield method over the contractual lives of the related loans.

     Recognition of interest by the accrual method is generally discontinued when interest or principal payments are ninety days or more in arrears on a contractual basis, or when other factors indicate that the collection of such amounts is doubtful. At the time a loan is placed on nonaccrual status, an allowance for uncollected interest is recorded in the current period for previously accrued and uncollected interest. Interest on such loans, if appropriate, is recognized as income when payments are received. A loan is returned to accrual status when interest or principal payments are no longer ninety days or more in arrears on a contractual basis and factors indicating doubtful collectibilty no longer exist.

--------------------------------------------------------------------------------
                                      F-9

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Loan Losses

     An allowance for loan losses is maintained at a level that represents management's best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate. The allowance is decreased by loan charge-offs, increased by subsequent recoveries of loans previously charged off, and then adjusted, via either a charge or credit to operations, to an amount determined by management to be necessary. Loans or portions thereof, are charged off when, after collection efforts are exhausted, they are determined to be uncollectible. Management of the Bank, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume inherent in its loan activities, along with the general economic and real estate market conditions. The Bank utilizes a two tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan losses are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment. Although management believes that specific and general loan losses are established in accordance with management's best estimate, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary.

     A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes. Payments received on impaired loans are applied first to interest receivable and then to principal.

Premises and Equipment

     Land is carried at cost. Buildings and improvements, furnishings and equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the following estimated useful lives:

                                                                    Years
                                                              ------------------
                            Building and improvements              10 - 50
                            Furnishings and equipment               4 - 20
                            Leasehold improvements            Shorter of useful
                                                                 lives or 10

     Construction in progress primarily represents facilities under construction for future use in our business and includes all costs to acquire land and construct buildings, as well as capitalized interest during the construction period. Interest is capitalized at the Bank's average cost of interest-bearing liabilities.

     Significant renewals and betterments are charged to the property and equipment account. Maintenance and repairs are charged to operations in the year incurred. Rental income is netted against occupancy costs in the consolidated statements of income.

--------------------------------------------------------------------------------
                                      F-10

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

     Goodwill and other intangible assets principally represent the excess cost over the fair value of the net assets of the institutions acquired in purchase transactions. Goodwill is evaluated annually by reporting unit and an impairment loss recorded if indicated. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill (as defined in SFAS No. 142), with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Fair value is determined by a combination of the Comparable Transaction and Discounted Cash Flow approaches. No impairment charges were required to be recorded in the years ended June 30, 2005, 2004 or 2003. If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined. Separate intangible assets, including core deposit intangibles that are not deemed to have indefinite lives, continue to be amortized over their useful lives, which is estimated to be ten years.

Income Taxes

     The Company and its subsidiaries file consolidated federal income tax returns. Income taxes are allocated based on the contribution of income to the consolidated income tax returns. Separate state income tax returns are filed.

     Federal and state income taxes have been provided on the basis of the reported income. The amounts reflected on our tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes. Deferred income taxes are recorded to recognize such temporary differences.

Interest Rate Risk

     The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to purchase securities and to make loans secured by real estate. The potential for interest-rate risk exists as a result of the generally shorter duration of interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets. In a rising rate environment, liabilities will reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of the Bank's assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Net Income per Common Share

     Net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share did not differ from basic net income per common share as there were no contracts or securities exercisable or which could be converted into common stock. Though the effective date of the Company's initial public offering was February 23, 2005, the presentation of basic and diluted net income per share assumes the effective date of the transaction was July 1, 2004. The calculation of basic and diluted net income per share includes the 30% of the outstanding shares sold to the public as well as the 70% of the outstanding shares held by Kearny MHC and excludes Kearny Federal Savings Bank Employee Stock Ownership Plan (the "ESOP") shares that have not been previously allocated to participants or have not been committed to be released for allocation to participants.

--------------------------------------------------------------------------------
                                      F-11

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

     Certain amounts as of and for the years ended June 30, 2004 and 2003 have been reclassified to conform to the current year's presentation.


NOTE 2 - BUSINESS COMBINATIONS

On January 10, 2002, the Company and the Bank, entered into a merger agreement with Pulaski Bancorp, Inc. ("Pulaski") and its subsidiary, Pulaski Savings Bank
(PSB). On October 18, 2002, the Company purchased Pulaski's common stock held by public stockholders for $32.90 per share, in cash. The purchase of minority interest shares was recorded as the acquisition of the noncontrolling interests of a subsidiary utilizing the purchase method of accounting and the immediately following mergers of the Company and Pulaski, and the Bank and PSB, were recorded as a combination of entities under common control. The amount paid to minority shareholders of Pulaski in excess of their interest in Pulaski amounted to $16,146,000, which was recorded as goodwill.

On September 11, 2002, the Company and the Bank entered into a merger agreement with West Essex Bancorp, Inc. (West Essex), West Essex Savings Bank (WESB) and its 100% owned subsidiaries. On July 1, 2003, the Company purchased West Essex's common stock held by public stockholders for $35.10 per share, in cash. (The purchase price was transferred to a third party escrow agent as of June 30, 2003.) The purchase of minority interest shares was recorded as the acquisition of the noncontrolling interests of a subsidiary utilizing the purchase method of accounting and the immediately following merger of the Company and West Essex, and the Bank and WESB, were recorded as a combination of entities under common control. The amount paid to minority shareholders of West Essex in excess of their interest in West Essex amounted to $50,517,000, which was recorded as goodwill.

Merger related expenses include the following:

                                                                         Years Ended June 30,
                                                                 -----------------------------------
                                                                    2005          2004        2003
                                                                 ----------     -------     --------
                                                                            (In Thousands)
Legal, professional, filing fees and other expenses              $       -      $   592     $  2,670
Payments for terminated employment contracts and stock-based
     compensation plans for officers                                     -            -       10,657
Stock option payment to directors                                        -            -        1,594
                                                                 ---------      -------     --------

                                                                 $       -      $   592     $ 14,921
                                                                 =========      =======     ========

In addition, compensation expense for the year ended June 30, 2003, included approximately $1,464,000 and $607,000 in pension and ESOP expense, respectively, of West Essex Bancorp, Inc.

--------------------------------------------------------------------------------
                                      F-12

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - STOCK OFFERING

On June 7, 2004, the Board of Directors of the Company and the Bank adopted a plan of stock issuance pursuant to which the Company subsequently sold common stock representing a minority ownership of the estimated pro forma market value of the Company to eligible depositors of the Bank. On February 23, 2005, the Company completed the minority stock offering in which it sold 21,821,250 shares, valued at $10.00 per share, representing 30% of its outstanding common stock. Kearny MHC (the "MHC") owns the remaining 70% of the outstanding common stock, or 50,916,250 shares. The MHC is a federally-chartered mutual holding company organized on March 30, 2001, and is subject to regulation by the Office of Thrift Supervision. So long as the MHC is in existence, it will continue to own a majority of the outstanding common stock of the Company. The Office of Thrift Supervision also regulates the Company and the Bank.

Following the sale of common stock, all depositors who had membership or liquidation rights with respect to the Bank as of the effective date of the transaction continue to have such rights solely with respect to the MHC as long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the date of the transaction have such membership and liquidation rights with respect to the holding company. Borrowers of the Bank as of the date of the transaction have the same membership rights in the holding company that they had in the Bank immediately prior to the date of the transaction as long as their borrowings remain outstanding.

The minority stock offering resulted in net proceeds of $214.6 million, after expenses of $3.6 million. The Company used 50% of the net proceeds to make a capital contribution to the Bank. The Company also provided a term loan to the Bank's Employee Stock Ownership Plan (the "ESOP") to enable it to purchase 1,745,700 shares of the Company's common stock for the plan.


NOTE 4 - SECURITIES AVAILABLE FOR SALE

                                                                   June 30, 2005
                                                   ----------------------------------------------------
                                                                  Gross          Gross
                                                   Amortized    Unrealized     Unrealized     Carrying
                                                      Cost        Gains          Losses         Value
                                                    --------     ------          ------       --------
                                                                     (In Thousands)
Common stock                                         $   128     $8,423          $    -      $  8,551
Mutual funds                                          14,134        161             155        14,140
Trust preferred securities due after ten years        10,891        200             191        10,900
                                                     -------     ------          ------       -------

                                                     $25,153     $8,784          $  346       $33,591
                                                     =======     ======          ======       =======

--------------------------------------------------------------------------------
                                      F-13

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - SECURITIES AVAILABLE FOR SALE (CONTINUED)

                                                                   June 30, 2004
                                                   ----------------------------------------------------
                                                                  Gross          Gross
                                                   Amortized    Unrealized     Unrealized     Carrying
                                                      Cost        Gains          Losses         Value
                                                    --------     ------          ------       --------
                                                                      (In Thousands)
Common stock                                        $   246      $15,648       $     -       $15,894
Mutual funds                                         13,933           63            97        13,899
Trust preferred securities due after ten years       11,929           69           227        11,771
                                                    -------      -------       -------       -------

                                                    $26,108      $15,780       $   324       $41,564
                                                    =======      =======       =======       =======

The age of unrealized losses and fair value of related securities available for sale at June 30, 2005 and 2004 were as follows:

                                Less than 12 Months       12 Months or More               Total
                                -------------------    -------------------------  --------------------------
                                 Fair    Unrealized     Fair         Unrealized     Fair         Unrealized
                                 Value     Losses       Value          Losses       Value          Losses
                                -------  ----------    --------      -----------  ----------    ------------
                                                             (In Thousands)
June 30, 2005:
     Common stock               $    -     $    -      $     -           $   -      $     -           $  -
     Mutual funds                    -          -        7,201             155        7,201            155
     Trust preferred
     securities                      -          -        5,210             191        5,210            191
                                ------     ------     --------           -----      -------           ----

       Total                    $    -     $    -      $12,411           $ 346      $12,411           $346
                                ======     ======      =======           =====      =======           ====

June 30, 2004:
     Common stock               $    -     $    -      $     -           $   -      $     -           $  -
     Mutual funds                    -          -        7,057              97        7,057             97
     Trust preferred
     securities                      -          -        7,577             227        7,577            227
                                ------     ------      -------           -----      -------           ----

       Total                    $    -     $    -      $14,634           $ 324      $14,634           $324
                                ======     ======      =======           =====      =======           ====

As of June 30, 2005 and 2004, management has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuer of the securities. Additionally, we have the intent and ability to hold these investments for a time necessary to recover the amortized cost.

During the year ended June 30, 2005, proceeds from sales of securities available for sale totaled $8,866,000 and resulted in gross gains of $7,705,000. There were no sales of securities available for sale during the years ended June 30, 2004 and 2003.


--------------------------------------------------------------------------------
                                      F-14

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - INVESTMENT SECURITIES HELD TO MATURITY

                                                                   June 30, 2005
                                                   ----------------------------------------------------
                                                                  Gross          Gross
                                                   Amortized    Unrealized     Unrealized     Carrying
                                                      Cost        Gains          Losses         Value
                                                    --------     ------          ------       --------
                                                                      (In Thousands)
Government agencies:
     Within one year                                 $ 17,000    $    -         $  152      $ 16,848
     After one year but within five years             235,019         4          4,065       230,958
     After five years but within ten years                494        81              -           575
     After ten years                                   12,956         -            112        12,844
                                                     --------    ------         ------      --------

                                                      265,469        85          4,329       261,225
                                                     --------    ------         ------      --------

Obligations of states and political subdivisions:
     Within one year                                    4,202        11              3         4,210
     After one year but within five years              16,139       216             78        16,277
     After five years but within ten years             99,841     2,453            261       102,033
     After ten years                                   84,447     1,327            298        85,476
                                                     --------    ------         ------      --------

                                                      204,629     4,007            640       207,996
                                                     --------    ------         ------      --------

                                                     $470,098    $4,092         $4,969      $469,221
                                                     ========    ======         ======      ========

--------------------------------------------------------------------------------
                                      F-15

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - INVESTMENT SECURITIES HELD TO MATURITY (CONTINUED)

                                                                   June 30, 2004
                                                   ----------------------------------------------------
                                                                  Gross          Gross
                                                   Amortized    Unrealized     Unrealized   Carrying
                                                      Cost        Gains          Losses       Value
                                                    --------     ------          ------     --------
                                                                      (In Thousands)
Government agencies:
     After one year but within five years          $246,259        $    -        $5,223     $241,036
     After five years but within ten years           10,493           117            62       10,548
     After ten years                                 17,649            11           104       17,556
                                                   --------        ------        -------    --------

                                                    274,401           128         5,389      269,140
                                                   --------        ------        -------    --------

Obligations of states and political subdivisions:
     Within one year                                  5,386            33             -        5,419
     After one year but within five years            13,606           369            54       13,921
     After five years but within ten years           65,990           922           991       65,921
     After ten years                                 76,487           394         2,507       74,374
                                                   --------        ------        ------     --------

                                                    161,469         1,718         3,552      159,635
                                                   --------        ------        ------     --------

                                                   $435,870        $1,846        $8,941     $428,775
                                                   ========        ======        ======     ========

There were no sales of investment securities held to maturity during the years ended June 30, 2005, 2004 and 2003. During the years ended June 30, 2005, 2004 and 2003, proceeds from calls of securities totaled $10,000,000, $111,189,000, and $108,705,000, respectively, resulting in no gains or losses. At June 30, 2005, investment securities held to maturity with a carrying value of $243,007,000 are callable within one year.

At June 30, 2005 and 2004, all obligations of states and political subdivisions were guaranteed by insurance policies issued by various insurance companies.

The age of unrealized losses and fair value of related investment securities held to maturity at June 30, 2005 and 2004 were as follows:

                                  Less than 12 Months       12 Months or More               Total
                                  -------------------    -------------------------  --------------------------
                                   Fair    Unrealized     Fair         Unrealized     Fair         Unrealized
                                   Value     Losses       Value          Losses       Value          Losses
                                  -------  ----------    --------      -----------  ----------    ------------
                                                               (In Thousands)
June 30, 2005:
     Government agencies           $   754     $    6    $254,116          $4,323    $254,870         $4,329
     Obligations of states
       and political subdivisions   19,469        221      32,923             419      52,392            640
                                   -------       ----    --------          ------    --------         ------

       Total                       $20,223       $227    $287,039          $4,742    $307,262         $4,969
                                   =======       ====    ========          ======    ========         ======

--------------------------------------------------------------------------------
                                      F-16

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - INVESTMENT SECURITIES HELD TO MATURITY (CONTINUED)

                                  Less than 12 Months       12 Months or More               Total
                                  -------------------    -------------------------  --------------------------
                                   Fair    Unrealized     Fair         Unrealized     Fair         Unrealized
                                   Value     Losses       Value          Losses       Value          Losses
                                  -------  ----------    --------      -----------  ----------    ------------
                                                               (In Thousands)
June 30, 2004:
     Government agencies          $250,973    $5,285     $16,386          $104        $267,359         $5,389
     Obligations of states
       and political subdivisions   85,620     3,026       7,365           526          92,985          3,552
                                  --------    ------     -------          ----        --------         ------

       Total                      $336,593    $8,311     $23,751          $630        $360,344         $8,941
                                  ========    ======     =======          ====        ========         ======

As of June 30, 2005 and 2004, management has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, we have the intent and ability to hold these investments for the time necessary to recover the amortized cost.


NOTE 6 - LOANS RECEIVABLE

                                                                June 30,
                                                       -------------------------
                                                          2005            2004
                                                        --------        --------
                                                             (In Thousands)

          Real estate mortgage                          $479,451        $441,667
                                                        --------        --------

          Commercial business                              2,930           5,161
                                                        --------        --------
          Consumer:
               Home equity loans                          54,199          37,381
               Home equity lines of credit                14,850          15,677
               Passbook or certificate                     2,831           2,746
               Other                                         264             336
                                                        --------        --------

                                                          72,144          56,140
                                                        --------        --------
          Construction                                     8,094           7,212
                                                        --------        --------

                 Total Loans                             562,619         510,180

          Deferred loan costs and fees, net                  815             758
                                                        --------        --------

                                                        $563,434        $510,938
                                                        ========        ========

--------------------------------------------------------------------------------
                                      F-17

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LOANS RECEIVABLE (CONTINUED)

At June 30, 2005 and 2004, real estate mortgage loans included $382,766,000 and $358,241,000, respectively, of loans secured by one-to-four-family residential properties.

The Bank has granted loans to officers and directors of the Company and its Subsidiaries and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. As of June 30, 2005 and 2004 such loans totaled approximately $1,285,000 and $1,633,000, respectively. During the year ended June 30, 2005, new loans to related parties totaled $-0-and repayments totaled approximately $348,000.

The activity in the allowance for loan losses is as follows:

                                                        Years Ended June 30,
                                                 -------------------------------
                                                   2005         2004       2003
                                                 -------     -------     -------
                                                          (In Thousands)

Balance - beginning                              $ 5,144     $ 5,180     $ 5,170
     Provisions charged to operations                 68           -           -
     Loans charged off                                (9)        (36)          -
     Loans recovered                                 213           -          10
                                                 -------     -------     -------

Balance - ending                                 $ 5,416     $ 5,144     $ 5,180
                                                 =======     =======     =======

At June 30, 2005 and 2004, nonaccrual loans for which the accrual of interest had been discontinued totaled approximately $1,922,000 and $2,289,000, respectively. Had these loans been performing in accordance with their original terms, the interest income recognized for the years ended June 30, 2005, 2004 and 2003, would have been $162,000, $177,000, and $178,000, respectively.
Interest income recognized on such loans was $69,000, $118,000, and $102,000, respectively.

Impaired loans and related amounts recorded in allowance for loan losses are summarized as follows:

                                                                      June 30,
                                                                  --------------
                                                                   2005    2004
                                                                   ----    ----
                                                                  (In Thousands)

    Recorded investment in impaired loans with recorded allowance  $  -    $256
    Without recorded allowance                                        -       -
                                                                   ----    ----

           Total Impaired Loans                                       -     256

    Related allowance for loan losses                                 -     115
                                                                   ----    ----

           Net Impaired Loans                                      $  -    $141
                                                                   ====    ====

$88,000, $-0-, and $-0- was received and recognized for these loans during the years ended June 30, 2005, 2004 and 2003, respectively. The average balance of impaired loans during the years ended June 30, 2005, 2004 and 2003 approximated $235,000, $243,000, and $229,000, respectively.


--------------------------------------------------------------------------------
                                      F-18

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - MORTGAGE-BACKED SECURITIES HELD TO MATURITY

                                                                   June 30, 2005
                                                   ----------------------------------------------------
                                                                  Gross          Gross
                                                   Amortized    Unrealized     Unrealized     Carrying
                                                      Cost        Gains          Losses         Value
                                                    --------     ------          ------       --------
                                                                      (In Thousands)
Government National Mortgage Association           $ 63,399       $1,767          $  196      $ 64,970
Federal Home Loan Mortgage Corporation              305,059        2,465           1,712       305,812
Federal National Mortgage Association               389,663        3,985           1,700       391,948
                                                   --------       ------          ------      --------

                                                   $758,121       $8,217          $3,608      $762,730
                                                   ========       ======          ======      ========

                                                                   June 30, 2004
                                                   ----------------------------------------------------
                                                                  Gross          Gross
                                                   Amortized    Unrealized     Unrealized     Carrying
                                                      Cost        Gains          Losses         Value
                                                    --------     ------          ------       --------
                                                                      (In Thousands)
Government National Mortgage Association           $ 94,499        $2,507        $1,487        $ 95,519
Federal Home Loan Mortgage Corporation              314,221         2,472         3,505         313,188
Federal National Mortgage Association               362,633         4,670         3,300         364,003
                                                   --------        ------        ------        --------

                                                   $771,353        $9,649        $8,292        $772,710
                                                   ========        ======        ======        ========

Net premiums of approximately $3,613,000 and $3,565,000 at June 30, 2005 and 2004, respectively, are included in the carrying amounts of mortgage-backed securities held to maturity.

There were no sales of mortgage-backed securities held to maturity during the years ended June 30, 2005, 2004 and 2003. At June 30, 2005 and 2004, securities with carrying value of approximately $426,000 and $906,000, respectively, was pledged to secure public funds on deposit.

The age of unrealized losses and fair value of related mortgage-backed securities held to maturity at June 30, 2005 and 2004 were as follows:

                                  Less than 12 Months       12 Months or More               Total
                                  -------------------    -------------------------  --------------------------
                                   Fair    Unrealized     Fair         Unrealized     Fair         Unrealized
                                   Value     Losses       Value          Losses       Value          Losses
                                  -------  ----------    --------      -----------  ----------    ------------
                                                               (In Thousands)
June 30, 2005:
     Mortgage-backed
         securities               $143,550    $  986    $230,786          $2,622    $374,336         $3,608
                                  ========    ======    ========          ======    ========         ======

June 30, 2004:
     Mortgage-backed
         securities               $376,245    $7,977   $   4,126          $  315    $380,371         $8,292
                                  ========    ======   =========          ======    ========         ======

--------------------------------------------------------------------------------
                                      F-19

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - MORTGAGE-BACKED SECURITIES HELD TO MATURITY (CONTINUED)

As of June 30, 2005 and 2004, management has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, we have the intent and ability to hold these investments for the time necessary to recover the amortized cost.


NOTE 8 - PREMISES AND EQUIPMENT

                                                                        June 30,
                                                                ---------------------------
                                                                  2005                2004
                                                                -------             -------
                                                                      (In Thousands)

          Land                                                 $  8,984            $  5,689
          Buildings and improvements                             27,288              15,800
          Leasehold improvements                                    490                 422
          Furnishings and equipment                               9,455               7,203
          Construction in progress                                  516               7,902
                                                                -------             -------

                                                                 46,733              37,016
          Less accumulated depreciation and amortization         11,756              10,367
                                                                -------             -------

                                                                $34,977             $26,649
                                                                =======             =======

NOTE 9 - INTEREST RECEIVABLE

                                                                        June 30,
                                                                ---------------------------
                                                                  2005                2004
                                                                -------             -------
                                                                      (In Thousands)

          Loans                                                $  2,266              $2,116
          Mortgage-backed securities                              3,481               3,514
          Investments                                             4,683               4,231
                                                                -------              ------

                                                                $10,430              $9,861
                                                                =======              ======

--------------------------------------------------------------------------------
                                      F-20

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS

Net assets of an institution acquired in a purchase transaction prior to July 1, 2001, were recorded at fair value at the date of acquisition. The Bank also has finite-lived intangible assets, which are included in other assets, in the form of core deposit intangibles. These intangibles are being amortized on the straight line basis over their estimated useful lives of ten years.

                                                                    Core Deposit
                                                         Goodwill    Intangibles
                                                         --------    -----------
                                                             (In Thousands)

Balance at June 30, 2002                                  $15,600       $ 3,472
     Pulaski Savings Bank acquisitions (see Note 2)        16,146             -
     Amortization                                               -          (636)
                                                          -------       -------

Balance at June 30, 2003                                   31,746         2,836
     Amortization                                               -          (636)
     West Essex Savings Bank acquisition (see Note 2)      50,517             -
                                                          -------       -------

Balance at June 30, 2004                                   82,263         2,200
     Amortization                                               -          (636)
                                                          -------       -------

Balance at June 30, 2005                                  $82,263       $ 1,564
                                                          =======       =======

The gross carrying amount of core deposit intangibles was $5,987,000 at both June 30, 2005 and 2004, while accumulated amortization totaled $4,423,000 and $3,787,000 at June 30, 2005 and 2004, respectively. Amortization is expected to total $636,000 in each of the years ending June 30, 2006 and 2007, and $292,000 in the year ending June 30, 2008.


NOTE 11 - DEPOSITS

                                                                     June 30,
                                          -------------------------------------------------------------
                                                      2005                         2004
                                          ---------------------------    ------------------------------
                                                           Weighted                       Weighted
                                                           Average                        Average
                                                           Interest                       Interest
                                              Amount        Rate             Amount         Rate
                                              ------        ----             ------         ----
                                                              (Dollars In Thousands)
          Non-interest bearing demand     $   56,142            -   %    $   55,377            -   %
          Interest-bearing demand             99,308         0.78           103,648         0.75
          Savings and club                   450,211         1.12           481,466         1.00
          Certificates of deposit            923,116         2.81           897,019         1.92
                                          ----------                     ----------

                                          $1,528,777         2.08   %    $1,537,510         1.48   %
                                          ==========                     ==========

--------------------------------------------------------------------------------
                                      F-21

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - DEPOSITS (CONTINUED)

Certificates of deposit with balances of $100,000 or more at June 30, 2005 and 2004, totaled approximately $209,552,000 and $188,009,000, respectively. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

A summary of certificates of deposit by maturity follows:

                                                                                             June 30,
                                                                                   -----------------------------
                                                                                      2005                2004
                                                                                   --------            --------
                                                                                          (In Thousands)
          One year or less                                                          $701,710            $709,940
          After one to two years                                                     148,557             128,837
          After two to three years                                                    43,275              31,624
          After three years                                                           29,574              26,618
                                                                                    --------            --------

                                                                                    $923,116            $897,019
                                                                                    ========            ========

Interest expense on deposits consists of the following:

                                                                               Years Ended June 30,
                                                              --------------------------------------------------
                                                                2005                  2004                 2003
                                                              -------               -------              -------
                                                                                 (In Thousands)

          Demand                                              $   752               $   882              $ 1,074
          Savings and clubs                                     5,422                 5,508                6,604
          Certificates of deposits                             20,358                21,692               32,230
                                                              -------               -------              -------

                                                              $26,532               $28,082              $39,908
                                                              =======               =======              =======

NOTE 12 - ADVANCES FROM FHLB

                                                                                 June 30,
                                                      -------------------------------------------------------------
                                                                  2005                         2004
                                                      ---------------------------    ------------------------------
                                                                       Weighted                       Weighted
                                                                       Average                        Average
                                                                       Interest                       Interest
                                                          Amount        Rate             Amount         Rate
                                                          ------        ----             ------         ----
                                                                          (Dollars In Thousands)
         Due in one year or less                        $     -            -   %        $32,000         1.75   %
         After one to five years                         50,000         5.46   %         50,000         5.46   %
         After five to ten years                         10,000         5.40   %         10,000         5.40   %
         Other borrowings, payable in monthly
              installments through February 25,
              2008                                        1,687         6.03   %          2,234         6.03   %
                                                        -------                         -------

                                                        $61,687         5.47   %        $94,234         4.21   %
                                                        =======                         =======


--------------------------------------------------------------------------------
                                      F-22

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - ADVANCES FROM FHLB (CONTINUED)

At June 30, 2005, of the $60,000,000 in advances due after one through ten years, $57,000,000 are callable, including $47,000,000 which are callable within one year.

FHLB advances at June 30, 2005 and 2004, are collateralized by the FHLB capital stock owned by the Bank and investment securities held to maturity with fair values totaling approximately $74,583,000 and $126,810,000, respectively.


NOTE 13 - BENEFIT PLANS

Employee Stock Ownership Plan

     Effective upon completion of the Company's initial public offering in February 2005, the Bank established an Employee Stock Ownership Plan ("ESOP") for all eligible employees who complete a twelve-month period of employment with the Bank, have attained the age of 21 and complete at least 1,000 hours of service in a plan year. The ESOP used $17,457,000 in proceeds from a term loan obtained from the Company to purchase 1,745,700 shares of Company common stock. The term loan principal is payable over 144 equal installments through March 31, 2017. The interest rate on the term loan is 5.50%. Each year, the Bank intends to make discretionary contributions to the ESOP, which will be equal to principal and interest payments required on the term loan. The ESOP may further pay down the loan with dividends paid, if any, on the Company common stock owned by the ESOP.

     Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants. Base compensation is the basis for allocation to participants, of contributions to the ESOP and shares released from the suspense account, as described by the Plan, in the year of allocation.

     The ESOP is accounted for in accordance with Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans," which was issued by the American Institute of Certified Public Accountants. Accordingly, ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, 12,123 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $530,000 for the year ended June 30, 2005.

     At June 30, 2005, the ESOP shares were as follows:

                            Allocated shares                              -
                            Shares committed to be released          48,492
                            Unearned shares                       1,697,208
                                                                -----------

                                   Total ESOP Shares              1,745,700
                                                                ===========

                            Fair value of unearned shares       $20,027,054
                                                                ===========

--------------------------------------------------------------------------------
                                      F-23

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - BENEFIT PLANS

Thrift Plan

     The Bank sponsors the Financial Institutions Thrift Plan (the "Plan"), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees may elect to save up to 20% of their compensation. The Bank will contribute a matching contribution up to 3% of the employee annual compensation. The Plan expense amounted to approximately $281,000, $264,000, and $183,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Retirement Plan

     The Bank has a non-contributory multiple-employer pension plan covering all eligible employees. Significant actuarial assumptions include the projected unit credit cost valuation method and an annual investment rate of 8.25%, 8.25%, and 8.25% for the years ended June 30, 2005, 2004 and 2003, respectively. At the date of latest plan review, the net assets available for plan benefits exceeded the actuarial present value of accumulated plan benefits. Data for the actuarial present value of accumulated vested and non-vested benefits is not determinable for this multiple-employer retirement plan. During the years ended June 30, 2005, 2004 and 2003, total pension plan expense and contributions to the plan were approximately $2,538,000, $1,193,000, and $685,000, respectively.

Benefit Equalization Plan ("BEP")

     The Bank has an unfunded non-qualified plan to compensate senior officers of the Bank who participate in the Bank's qualified benefit plans for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the Internal Revenue Code. There were approximately $59,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2005, 2004 and 2003.

     The following table sets forth the BEP's funded status and components of net periodic pension cost:

                                                             June 30,
                                                     -------------------------
                                                      2005              2004
                                                     ------            ------
                                                          (In Thousands)

          Change in benefit obligation:
               Benefit obligation - beginning        $1,831           $1,328
                   Service cost                          42               24
                   Interest cost                        135               98
                   Actuarial loss                         -              440
                   Benefit payments                     (59)             (59)
                                                     ------           ------

               Benefit obligation - ending           $1,949           $1,831
                                                     ======           ======

          Change in plan assets:
               Fair value of assets - beginning      $    -           $    -
                   Actual return on plan assets           -                -
                   Settlements                           59               59
                   Contributions                        (59)             (59)
                                                     ------           ------

               Fair value of assets - ending         $    -           $    -
                                                     ======           ======



--------------------------------------------------------------------------------
                                      F-24

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - BENEFIT PLANS (CONTINUED)

Benefit Equalization Plan ("BEP") (Continued)

                                                                            June 30,
                                                                       -------------------
                                                                         2005        2004
                                                                       -------     -------
                                                                          (In Thousands)
          Reconciliation of funded status:
               Accumulated benefit obligation                          $(1,209)    $  (985)
                                                                       =======     =======

               Projected benefit obligation                            $(1,949)    $(1,831)
               Fair value of assets                                          -           -
                                                                       -------     -------

               Funded status                                            (1,949)     (1,831)
               Unrecognized prior service cost                             (58)        (50)
               Unrecognized net actuarial loss                             913       1,035
                                                                       -------     -------

               Accrued pension cost included in other liabilities      $(1,094)    $  (846)
                                                                       =======     =======

          Value assumptions:
               Discount rate                                             7.50%       7.50%
               Salary increase rate                                      5.50%       5.50%

                                                                      Years Ended June 30,
                                                            ------------------------------------

                                                                 2005        2004        2003
                                                                 ----        ----        ----
                                                                        (In Thousands)

          Net periodic pension expense:
               Service cost                                   $    42     $    24     $    12
               Interest cost                                      135          98          72
               Amortization of unrecognized past service costs      8           8           8
               Amortization of unrecognized net actuarial         122          77          38
                                                              -------     -------     -------

                                                              $   307     $   207     $   130
                                                              =======     =======     =======

          Valuation assumptions:
               Discount rate                                     7.50%       7.50%       7.50%
               Salary increase rate                              5.50%       5.50%       5.50%

     It is estimated that contributions of approximately $72,000 will be made during the year ending June 30, 2006.


--------------------------------------------------------------------------------
                                      F-25

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - BENEFIT PLANS (CONTINUED)

Benefit Equalization Plan ("BEP") (Continued)

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                            2006                                  $ 72,000
                            2007                                    79,000
                            2008                                    93,000
                            2009                                    99,000
                            2010-2014                              688,000

Postretirement Welfare Plan

     The Bank has a postretirement group term life insurance plan covering all eligible employees. The benefits are based on age and years of service. The plan is unfunded. During the years ended June 30, 2005, 2004 and 2003, contributions and benefits paid totaled $7,000, $6,000, and $5,000, respectively. The following table sets forth the accrued accumulated postretirement benefit obligation and the net periodic postretirement benefit cost:

                                                                June 30,
                                                         ---------------------
                                                           2005          2004
                                                          ------        ------
                                                            (In Thousands)

             Change in benefit obligation:
                  Benefit obligation - beginning          $ 409         $ 378
                      Service cost                           20            18
                      Interest cost                          27            22
                      Actuarial (gain) loss                   2            (3)
                      Premiums/claims paid                   (7)           (6)
                      Plan amendment                          -             -
                                                          -----         -----

                  Benefit obligation - ending             $ 451         $ 409
                                                          =====         =====

             Change in plan assets:
                  Fair value of assets - beginning        $   -         $   -
                      Actual return on plan assets            -             -
                      Premiums/claims paid                    7             6
                      Contributions                          (7)           (6)
                                                          -----         -----

                  Fair value of assets - ending           $   -         $   -
                                                          =====         =====


--------------------------------------------------------------------------------
                                      F-26

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - BENEFIT PLANS (CONTINUED)

Postretirement Welfare Plan (Continued)

                                                                     June 30,
                                                                ----------------
                                                                 2005      2004
                                                                 ----      ----

                                                                 (In Thousands)

Reconciliation of funded status:
     Accumulated benefit obligation                             $(451)    $(409)
     Fair value of assets                                           -         -
                                                                -----     -----

     Funded status                                               (451)     (409)
     Unrecognized net actuarial loss                               (7)       (9)
     Unrecognized prior service cost                               63        74
                                                                -----     -----

     Accrued postretirement benefit cost included
         in other liabilities                                   $(395)    $(344)
                                                                =====     =====

Value assumptions:
     Discount rate                                             5.63%     6.63%
     Salary increase rate                                      3.00%     4.00%


                                                        Years Ended June 30,
                                                   -----------------------------
                                                     2005      2004      2003
                                                     ----      ----      ----
                                                          (In Thousands)

Net periodic postretirement benefit cost:
     Service cost                                   $  20     $  18     $  12
     Interest cost                                     27        22        19
     Amortization of unrecognized net actuarial
         gain                                           -         -         -
     Amortization of unrecognized past service
         liability                                     11         9         4
                                                    -----     -----     -----

                                                    $  58     $  49     $  35
                                                    =====     =====     =====

Valuation assumptions:
     Discount rate                                   6.63%     5.75%     7.00%
     Salary increase rate                            4.00%     3.25%     4.25%



--------------------------------------------------------------------------------
                                      F-27

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - BENEFIT PLANS (CONTINUED)

Postretirement Welfare Plan (Continued)

     It is estimated that contributions of approximately $8,000 will be made during the year ending June 30, 2006.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                            2006                              $ 8,000
                            2007                                8,000
                            2008                                7,000
                            2009                               10,000
                            2010                               12,000
                            2011-2015                          69,000

Directors' Consultation and Retirement Plan ("DCRP")

     The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director. During the years ended June 30, 2005, 2004 and 2003, contributions and benefits paid totaled $89,000, $89,000, and $51,000, respectively.

     The following table sets forth the DCRP's funded status and components of net periodic cost:

                                                              June 30,
                                                     -------------------------
                                                        2005            2004
                                                     ---------        --------

(In Thousands)

Change in benefit obligation:
     Projected benefit obligation - beginning        $ 1,561         $ 1,487
         Service cost                                     86              78
         Interest cost                                    99              83
         Actuarial loss                                  157               2
         Annuity payments                                (89)            (89)
         Plan amendments                                 335               -
                                                     -------         -------

     Projected benefit obligation - ending           $ 2,149         $ 1,561
                                                     =======         =======

Change in plan assets:
     Fair value of assets - beginning                $     -         $     -
         Actual return on plan assets                      -               -
         Settlements                                      89              89
         Contributions                                   (89)            (89)
                                                     -------         -------

     Fair value of assets - ending                   $     -         $     -
                                                     =======         =======



--------------------------------------------------------------------------------
                                      F-28

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - BENEFIT PLANS (CONTINUED)

Directors' Consultation and Retirement Plan ("DCRP") (Continued)

                                                                              June 30,
                                                                        --------------------
                                                                          2005         2004
                                                                        -------      -------
                                                                           (In Thousands)
          Reconciliation of funded status:
               Accumulated benefit obligation                           $(1,879)     $(1,361)
                                                                        =======      =======

               Projected benefit obligation                             $(2,149)     $(1,561)
               Fair value of assets                                           -            -
                                                                        -------      -------

               Fund status                                               (2,149)      (1,561)
               Unrecognized transition obligation                           175          219
               Unrealized net actuarial (gain) loss                         150           (7)
               Unrecognized prior service cost                              643          341
                                                                        -------      -------

               Accrued cost included in other liabilities               $(1,181)     $(1,008)
                                                                        =======      =======

          Value assumptions:
               Discount rate                                              5.63%        6.63%
               Fee increase rate                                          3.00%        4.00%


                                                                      Years Ended June 30,
                                                              ---------------------------------
                                                               2005          2004         2003
                                                              ------        ------       ------
                                                                          (In Thousands)
          Net periodic plan cost:
               Service cost                                   $   86      $     78      $    56
               Interest cost                                      99            83           78
               Amortization of unrecognized transition
                   obligation                                     44            44           44
               Amortization of unrecognized net actuarial
                   gain                                            -             -           (2)
               Amortization of unrecognized past service
                   liability                                      33            33           24
                                                              ------        ------       ------

                                                              $  262        $  238       $  200
                                                              ======        ======       ======

          Valuation assumptions:
               Discount rate                                   6.63%         5.75%        7.00%
               Fee increase rate                               4.00%         3.25%        4.25%

It is estimated that contributions of approximately $157,000 will be made during the year ending June 30, 2006.


--------------------------------------------------------------------------------
                                      F-29

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - BENEFIT PLANS (CONTINUED)

Directors' Consultation and Retirement Plan ("DCRP") (Continued)

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                            2006                                    $157,000
                            2007                                     168,000
                            2008                                     178,000
                            2009                                     187,000
                            2010                                     194,000
                            2011-2015                                976,000

NOTE 14 - STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

The Office of Thrift Supervision (the "OTS") imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends. A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least thirty days before making a capital distribution. A savings institution must file an application for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the OTS; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution's net income for that year to date plus the institution's retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OTS or applicable regulations. As a result of the dividend paid by the Bank to the Company in connection with the acquisition of West Essex and its subsidiaries, it is likely that the Bank will be required to file an application, rather than a notice, for any planned capital distributions.

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain of-balance-sheet items as accumulated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

The OTS may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement. The capital distributions by Kearny Financial Corp., as a savings and loan holding company, will not be subject to the OTS capital distribution rules.

--------------------------------------------------------------------------------
                                      F-30

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted total assets (as defined). The following tables present a reconciliation of capital per accepted principles generally accepted in the United States of America ("GAAP") and regulatory capital and information as to the Bank's capital levels at the dates presented:

                                                                                                         June 30,
                                                                                                -----------------------------
                                                                                                  2005                2004
                                                                                                --------            --------
                                                                                                   (In Thousands)

          GAAP capital:
               Consolidated capital                                                             $505,482            $293,505
               Less:  Unconsolidated capital of the Company                                     (109,653)             (1,520)
                                                                                                --------            --------

               Bank capital                                                                      395,829             291,985

          Less:  Unrealized gain on securities                                                    (5,485)            (10,008)
                   Goodwill                                                                      (82,263)            (82,263)
                   Intangible assets                                                              (1,564)             (2,200)
                                                                                                --------            --------

          Core and tangible capital                                                              306,517             197,514
          Add:  General valuation allowance                                                        5,416               5,029
                   Unrealized gain on equity securities                                            3,467               7,026
                                                                                                --------            --------

               Total regulatory capital                                                         $315,400            $209,569
                                                                                                ========            ========

                                                                                                       To be Well
                                                                                                    Capitalized under
                                                                           For Capital Adequacy       Prompt Corrective
                                                        Actual                  Purposes             Action Provisions
                                             -------------------------  -------------------------  -----------------------
                                               Amount          Ratio       Amount         Ratio     Amount         Ratio
                                               ------          -----       ------         -----     ------         -----
                                                                       (Dollars in Thousands)
As of June 30, 2005:
     Total capital (to risk-weighted
         assets)                              $315,400         45.19%   $=>55,833        =>8.00%  $=>69,791       =>10.00%
     Tier 1 capital (to risk-weighted
         assets)                               306,517         43.92            -             -    =>41,875       => 6.00
     Core (Tier 1) capital (to adjusted
         total assets                          306,517         15.94     =>57,672        =>3.00    =>96,119       => 5.00
     Tangible capital (to adjusted total
         assets)                               306,517         15.94     =>28,836        =>1.50           -             -

As of June 30, 2004:
     Total capital (to risk-weighted
         assets)                              $209,569         32.56%   $=>51,490        =>8.00%  $=>64,362       =>10.00%
     Tier 1 capital (to risk-weighted
         assets)                               197,514         30.69            -             -    =>38,617       => 6.00
     Core (Tier 1) capital (to adjusted
         total assets                          197,514         10.76     =>55,068        =>3.00    =>91,780       => 5.00
     Tangible capital (to adjusted total
         assets)                               197,514         10.76     =>27,534        =>1.50           -             -


--------------------------------------------------------------------------------
                                      F-31

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL (CONTINUED)

On January 3, 2005, the most recent notification from the OTS, the Bank was categorized as well capitalized as of September 30, 2004, under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank's category.


NOTE 15 - INCOME TAXES

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code (the "IRC"). Retained earnings at June 30, 2005, includes approximately $30.5 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided. If such amount is used for purposes other than or to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are as follows:

                                                 Years Ended June 30,
                                            ------------------------------
                                              2005      2004       2003
                                            -------   -------    -------
                                                   (In Thousands)

         Current tax expense:
              Federal income                $ 6,125   $ 3,600    $ 3,319
              State income                    1,226     1,589      2,652
                                            -------   -------    -------

                                              7,351     5,189      5,971
                                            -------   -------    -------

         Deferred tax (benefit):
              Federal income                    325       470        (72)
              State income                       18        86       (662)
                                            -------   -------    -------

                                                343       556       (734)
                                            -------   -------    -------

                                            $ 7,694   $ 5,745    $ 5,237
                                            =======   =======    =======


--------------------------------------------------------------------------------
                                      F-32

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - INCOME TAXES (CONTINUED)

The following table presents reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate of 35% to income before income taxes:

                                                                      Years Ended June 30,
                                                                ---------------------------------
                                                                  2005        2004       2003
                                                                         (In Thousands)

       Federal income tax expense                               $ 9,307     $ 6,525     $ 3,252
       Increases (reductions) in income taxes resulting from:
              Tax exempt interest                                (2,223)     (1,780)     (1,301)
              New Jersey state tax, net of federal income
                  tax effect                                        809       1,106       1,314
              Compensation in excess of limit                         -           -       1,548
              Nondeductible merger expenses                           -         207         934
              Tax benefit on disqualified distribution                -           -        (610)
              Other items, net                                     (199)       (313)        100
                                                                -------     -------     -------

       Total income tax expense                                 $ 7,694     $ 5,745     $ 5,237
                                                                =======     =======     =======

       Effective income tax rate                                  28.93%      30.82%      56.36%
                                                                =======     =======     =======

The effective income tax rate represents total income tax expense divided by income before income taxes.

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

                                                               June 30,
                                                          -----------------
                                                            2005      2004
                                                          -------   -------
                                                            (In Thousands)

  Deferred income tax assets:
       Allowance for loan losses                          $ 2,212   $ 2,108
       Goodwill                                               453       998
       Benefit plans                                        1,184     1,069
       Compensation                                           167         -
       Other                                                   61        71
                                                          -------   -------

                                                            4,077     4,246
                                                          -------   -------

  Deferred income tax liabilities:
       Unrealized gain on available for sale securities     2,953     5,410
       Depreciation                                           541       377
       Other                                                   89        79
                                                          -------   -------

                                                            3,583     5,866
                                                          -------   -------

  Net deferred income tax (liabilities) assets            $   494   $(1,620)
                                                          =======   =======

--------------------------------------------------------------------------------
                                      F-33

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - COMMITMENTS

The Bank has non-cancellable operating leases for branch offices. Rental expenses paid during the years ended June 30, 2005, 2004 and 2003, were approximately $327,000, $343,000, and $352,000, respectively. Future minimum rental commitments are as follows:

                   Year Ended June 30:
                        2006                         $  314,000
                        2007                            271,000
                        2008                            240,000
                        2009                            203,000
                        2010                            187,000
                        Thereafter                      825,000
                                                     ----------

                                                     $2,040,000
                                                     ==========

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The outstanding loan commitments are as follows:

                                                                June 30,
                                                        -----------------------
                                                          2005            2004
                                                        -------         -------
                                                           (In Thousands)

      Mortgage loans                                    $30,594         $23,678
      Home equity loans                                   3,089           4,027
      Commercial lines of credit                              -             265
      Construction loans                                  2,300           4,483
      Purchase of participations                              -             607
      Construction loans in process                       6,489           5,278
      Undisbursed funds from approved lines of credit    27,707          23,817
                                                        -------         -------

                                                        $70,179         $62,155
                                                        =======         =======

At June 30, 2005, the outstanding mortgage loan commitments include $23,673,000 for fixed rate loans with interest rates ranging from 4.50% to 6.75% and $6,921,000 for adjustable rate loans with an initial rate ranging from 4.00% to 6.13%. Home equity loan commitments include $2,979,000 of fixed rate loans with interest rates ranging from 4.38% to 7.00% and $110,000 for adjustable rate loans with an initial rate of 5.50%. Construction loan commitments are for loans with interest rates ranging from 1.00% to 1.50% above the prime rate published in the Wall Street Journal. Undisbursed funds from approved lines of credit are adjustable rate loans with interest rates ranging from 1.00% below to 2.00% above the prime rate published in the Wall Street Journal.


--------------------------------------------------------------------------------
                                      F-34

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - COMMITMENTS (CONTINUED)

At June 30, 2004, the outstanding mortgage loan commitments include $22,980,000 for fixed rate loans with interest rates ranging from 4.38% to 6.50% and $1,698,000 for adjustable rate loans with an initial rate ranging from 3.88% to 6.38%. Home equity loan commitments include $3,019,000 for fixed rate loans with interest rates ranging from 4.63% to 6.25% and $949,000 for adjustable rate loans with an initial rate of 4.00%. Commercial lines of credit commitments are for loans with interest rates ranging from 0.50% to 1.00% above the prime rate published in the Wall Street Journal. Construction loan commitments are for loans with interest rates ranging from 1.00% to 1.50% above the prime rate published in the Wall Street Journal. Commitments to purchase participations are for loans at a fixed rate, set at the funding date, ranging from 1.35% to 1.36% above the Federal Home Loan Bank of New York CIP advance rate for ten year or 15 year advances. Undisbursed funds from approved lines of credit are adjustable rate loans with interest rates ranging from 1.00% below to 2.00% above the prime rate published in the Wall Street Journal.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counterparty.

The Bank has established an overnight line of credit and companion (DRA) commitment, each in the amount of $50,000,000, with the Federal Home Loan Bank of New York, which expire on December 15, 2005. As of June 30, 2005, no funds were drawn against these credit lines.

At June 30, 2005, the Bank has commitments for building improvements in the amount of $927,000. In addition, the Bank also has, in the normal course of business, commitments for servicers and supplies. Management does not anticipate losses on any of these transactions.

The Company and subsidiaries are also party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the consolidated financial position of the Company.


NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents and Interest Receivable

     The carrying amounts for cash and cash equivalents and interest receivable approximate fair value because they mature in three months or less.

Securities Available for Sale, Investment Securities Held to Maturity and Mortgage-Backed Securities Held to Maturity

     The fair values for securities available for sale, investment securities held to maturity and mortgage-backed securities held to maturity are based on quoted market prices when available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar securities.


--------------------------------------------------------------------------------
                                      F-35

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Loans Receivable

     The fair value of loans receivable is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

Deposits

     The fair value of demand, savings and club accounts is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market.

Advances from FHLB

     Fair value is estimated using rates currently offered for advances of similar remaining maturities.

Commitments

     The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loans commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 16.

     The carrying amounts and estimated fair values of financial instruments are as follows:

                                                                                           June 30,
                                                             ------------------------------------------------------------------
                                                                          2005                               2004
                                                             -------------------------------  ---------------------------------
                                                                                 Estimated                          Estimated
                                                               Carrying           Fair            Carrying            Fair
                                                                Amount            Value            Amount            Value
                                                                ------            -----            ------            -----
                                                                                      (In Thousands)

Financial assets:
     Cash and cash equivalents                               $  139,865       $  139,865         $  39,488         $  39,488
     Securities available for sale                               33,591           33,591            41,564            41,564
     Investment securities held to maturity                     470,098          469,221           435,870           428,775
     Loans receivable                                           558,018          550,655           505,794           510,437
     Mortgage-backed securities held to maturity                758,121          762,730           771,353           772,710
     Interest receivable                                         10,430           10,430             9,861             9,861

Financial liabilities:
     Deposits                                                 1,528,777        1,528,203         1,537,510         1,540,029
     Advances from FHLB                                          61,687           63,814            94,234            95,217


--------------------------------------------------------------------------------
                                      F-36

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Limitations

     Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instrument, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instrument and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     The fair value estimates are based on existing on-and-of balance sheet financial instruments without attempting the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment, and advances from borrowers for taxes and insurance. In addition, the ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

     Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.


NOTE 18 - PARENT ONLY FINANCIAL INFORMATION

Kearny Financial Corp. operates its wholly owned subsidiaries, Kearny Financial Securities, Inc. and Kearny Federal Savings Bank and its wholly-owned subsidiaries. The consolidated earnings of the subsidiaries are recognized by the Company using equity method of accounting. Accordingly, the consolidated earnings of the subsidiaries are recorded as increase in the Company's investment in the subsidiaries. The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as June 30, 2005 and 2004, and for each of the years in the three-year period ended June 30, 2005.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                June 30,
                                                       -------------------------
                                                          2005           2004
                                                        --------       --------
                                                            (In Thousands)

                  ASSETS
Cash and amounts due from depository institutions       $ 92,305       $  1,234
Securities available for sale                                  -          1,104
ESOP loan receivable                                      17,198              -
Accrued interest receivable                                   79              3
Investment in subsidiaries                               395,831        291,985
Other assets                                                 241            283
                                                        --------       --------

                                                        $505,654       $294,609
                                                        ========       ========


--------------------------------------------------------------------------------
                                      F-37

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 18 - PARENT ONLY FINANCIAL INFORMATION (CONTINUED)

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                                         June 30,
                                                                                              ------------------------------
                                                                                                 2005                2004
                                                                                              ----------          ----------
                                                                                                   (In Thousands)

                             LIABILITIES AND STOCKHOLDERS' EQUITY
          Due to subsidiaries                                                                 $      105          $    1,104
          Other liabilities                                                                           67                   -
          Stockholders' equity (A)                                                               505,482             293,505
                                                                                              ----------          ----------

                                                                                                $505,654            $294,609
                                                                                                ========            ========

(A) At June 30, 2005, the Company was 70% owned by Kearny MHC, a Mutual Holding Company. At June 30, 2004, the Company was wholly-owned by Kearny MHC.

                         CONDENSED STATEMENTS OF INCOME

                                                         Years Ended June 30,
                                                   --------------------------------
                                                      2005       2004        2003
                                                   --------   --------   ----------
                                                            (In Thousands)

Net interest income                                $  1,723   $    110    $     86
Gain on sale of available for sale securities            71          -           -
Equity in undistributed earnings of subsidiaries     17,988     13,442       5,256
                                                   --------   --------    --------

                                                     19,782     13,552       5,342
                                                   --------   --------    --------

Directors' fees                                         125         67          32
Merger expense                                            -        592       1,176
Other expenses                                          126          -          74
                                                   --------   --------    --------

                                                        251        659       1,282
                                                   --------   --------    --------

       Income before Income Taxes                    19,531     12,893       4,060

       Income Tax Expense (Benefit)                     633         (4)          5
                                                   --------   --------    --------

       Net income                                  $ 18,898   $ 12,897    $  4,055
                                                   ========   ========    ========


--------------------------------------------------------------------------------
                                      F-38

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 18 - PARENT ONLY FINANCIAL INFORMATION (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                              Years Ended June 30,
                                                      -----------------------------------
                                                         2005         2004         2003
                                                      ---------    ---------    ---------
                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                       $  18,898    $  12,897    $   4,055
     Adjustments to reconcile net income to net
         cash provided by (used in) operating
         activities:
     Equity in undistributed earnings of the
         subsidiaries                                   (17,988)     (13,442)      89,030
     Amortization of premiums                                 -            2            4
     Realized gain on sale of securities available
         for sale                                           (71)           -            -
     (Increase) decrease in accrued interest
         receivable                                         (76)           -           40
     Decrease in intercompany receivable                      -            -          961
     Other assets                                            63          394          (79)
     Other liabilities                                     (932)          16          953
     Minority interest in consolidated subsidiaries           -            -          789
                                                      ---------    ---------    ---------
       Net Cash Provided by (Used in) Operating
           Activities                                      (106)        (133)      95,753
                                                      ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Pulaski minority interest                    -            -      (26,433)
     Deposit for acquisition of West Essex minority
         interest                                             -            -      (67,853)
     Proceeds from sale of securities available
         for sale                                         1,115            -            -
     Loan to ESOP                                       (17,457)           -            -
     Repayment of loan to ESOP                              259            -            -
     Capital contributions to subsidiaries             (107,307)           -            -
                                                      ---------    ---------    ---------

       Net Cash Used in Investing Activities           (123,390)           -      (94,286)
                                                      ---------    ---------    ---------


--------------------------------------------------------------------------------
                                      F-39

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - PARENT ONLY FINANCIAL INFORMATION (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                     Years Ended June 30,
                                                               ------------------------------
                                                                 2005       2004        2003
                                                               --------   --------    -------
                                                                        (In Thousands)
          CASH FLOWS FROM FINANCING ACTIVITIES
               Proceeds from issuance of common stock of
                   West Essex Bancorp, Inc.                  $      -   $      -    $    345
               Proceeds from issuance of common stock of
                   Kearny Financial Corp.                     214,567          -           -
               Dividends paid to minority stockholders o)
                   West Essex Bancorp, Inc. and Pulaski
                   Bancorp, Inc.                                    -          -      (1,054
                                                             --------   --------    --------

                 Net Cash Provided by (Used in) Financin)
                     Activities                               214,567          -        (709
                                                             --------   --------    --------

                 Net Increase (Decrease) in Cash and Cash
                     Equivalents                               91,071       (133)        758

          CASH AND CASH EQUIVALENTS - BEGINNING                 1,234      1,367         609
                                                             --------   --------    --------

          CASH AND CASH EQUIVALENTS - ENDING                 $ 92,305   $  1,234    $  1,367
                                                             ========   ========    ========

          SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
               Minority interest in consolidated subsidi$ries       -   $ 17,336    $      -
                                                             ========   ========    ========

               Goodwill - West Essex acquisition             $      -   $ 50,517    $      -
                                                             ========   ========    ========

               Deposit for acquisition of West Essex         $      -   $(67,853)   $      -
                                                             ========   ========    ========


--------------------------------------------------------------------------------
                                      F-40

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 19 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Stock-Based Payments: In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment." SFAS No. 123 (revised) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (revised) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

On April 14, 2005, the Securities and Exchange Commission (the "SEC") adopted a new rule that amends the compliance dates for SFAS No. 123 (revised). Under the new rule, we are required to adopt SFAS No. 123 (revised) in the first annual period beginning after June 15, 2005. Early application of SFAS No. 123 (revised) is encouraged, but not required. Accordingly, we are required to record compensation expense for all new awards granted and any awards modified after July 1, 2006. In addition, the transition rules under SFAS No. 123 (revised) will require that, for all awards outstanding at July 1, 2006, for which the requisite service has not yet been rendered, compensation cost be recorded as such service is rendered after July 1, 2006.

The pronouncement related to stock-based payments will not have any effect on our existing historical consolidated financial statements as we do not presently have stock-based compensation plans and as restatements of previously reported periods will not be required.

Accounting For Variable Interest Entities: In December 2003, the FASB issued a revision to Interpretation 46, "Consolidation of Variable Interest Entities," which established standards for identifying a variable interest entity ("VIE") and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. Application of this interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIE is required in financial statements for periods ending after March 15, 2004. Small business issuers must apply this interpretation to all other types of VIE at the end of the first reporting period ending after December 15, 2004. The adoption of this interpretation has not had and is not expected to have a material effect on our financial position or results of operations.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity as well as their classification in the company's statement of financial position. It requires that the company classify a financial instrument that is within its scope as a liability when that instrument embodies an obligation of the issuer. SFAS No. 150 did not have any impact on our consolidated financial statements.


--------------------------------------------------------------------------------
                                      F-41

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities: On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. With a number of exemptions, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. We do not have any financial letters of credit at June 30, 2005 or at December 31, 2004.


NOTE 20 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2005 and 2004:

                                                                           Year Ended June 30, 2005
                                                       -------------------------------------------------------------------------
                                                        First Quarter      Second Quarter     Third Quarter      Fourth Quarter
                                                        -------------      --------------     -------------      --------------
                                                                    (In Thousands, Except Per Share Data)

Interest income                                            $19,907            $19,832            $21,078             $21,624
Interest expense                                             7,103              7,174              7,764               8,381
                                                           -------            -------            -------             -------

       Net Interest Income                                  12,804             12,658             13,314              13,243

Provision for loan losses                                      151                (34)              (110)                 61
                                                           -------            -------            -------             -------

       Net Interest Income after Provision for
           Loan Losses                                      12,653             12,692             13,424              13,182

Noninterest income                                             494                410                492               8,107
Noninterest expenses                                         7,789              8,767              8,811               9,495
                                                           -------            -------            -------             -------

       Income before Income Taxes                            5,358              4,335              5,105              11,794

Income taxes                                                 1,562              1,143              1,279               3,710
                                                           -------            -------            -------             -------

       Net Income                                          $ 3,796            $ 3,192            $ 3,826             $ 8,084
                                                           =======            =======            =======             =======

Net income per common share:
     Basic                                                 $  0.05            $  0.05            $  0.05             $  0.11
                                                           =======            =======            =======             =======

     Diluted                                               $  0.05            $  0.05            $  0.05             $  0.11
                                                           =======            =======            =======             =======


--------------------------------------------------------------------------------
                                      F-42

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                                           Year Ended June 30, 2004
                                                       -----------------------------------------------------------------------
                                                       First Quarter    Second Quarter       Third Quarter      Fourth Quarter
                                                       -------------    --------------       -------------      --------------
                                                                    (In Thousands, Except Per Share Data)
Interest income                                            $19,656            $19,664            $19,780             $19,554
Interest expense                                             9,158              8,198              7,597               7,147
                                                           -------            -------            -------             -------

       Net Interest Income                                  10,498             11,466             12,183              12,407

Provision for loan losses                                        -                  -                  -                   -
                                                           -------            -------            -------             -------

       Net Interest Income after Provision for
           Loan Losses                                      10,498             11,466             12,183              12,407

Noninterest income                                             438                355                403                 364
Noninterest expenses                                         7,743              7,093              7,310               7,326
                                                           -------            -------            -------             -------

       Income before Income Taxes                            3,193              4,728              5,276               5,445

Income taxes                                                   958              1,418              1,583               1,786
                                                           -------            -------            -------             -------

       Net Income                                          $ 2,235            $ 3,310            $ 3,693             $ 3,659
                                                           =======            =======            =======             =======

Net income per common share:
     Basic                                                 $223.50            $331.00            $369.30             $365.90
                                                           =======            =======            =======             =======

     Diluted                                               $223.50            $331.00            $369.30             $365.90
                                                           =======            =======            =======             =======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KEARNY FINANCIAL CORP.

Dated: September 26, 2005                    By: /s/ John N. Hopkins
                                                 -------------------------------
                                                 John N. Hopkins
                                                 President and
                                                   Chief Executive Officer
                                                 (Duly Authorized Officer)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on September 26, 2005 on behalf of the Registrant and in the capacities indicated.


By: /s/ John N. Hopkins                      By: /s/ Albert E. Gossweiler
    -------------------------------------        -------------------------------
    John N. Hopkins                              Albert E. Gossweiler
    President and Chief Executive Officer        Senior Vice President and Chief
    (Principal Executive Officer)                Financial Officer
                                                 (Principal Financial Officer)


By: /s/ William C. Ledgerwood                By: /s/ Theodore J. Aanensen
    -------------------------------------        -------------------------------
    William C. Ledgerwood                        Theodore J. Aanensen
    Senior Vice President, Treasurer and         Director
      Chief Accounting Officer
    (Principal Accounting Officer)


By: /s/ John J. Mazur, Jr.                   By: /s/ Joseph P. Mazza
    -------------------------------------        -------------------------------
    John J. Mazur Jr.                            Joseph P. Mazza
    Chairman                                     Director


By: /s/ Matthew T. McClane                   By: /s/ John F. McGovern
    -------------------------------------        -------------------------------
    Matthew T. McClane                           John F. McGovern
    Director                                     Director


By: /s/ Leopold W. Montanaro                 By: /s/ John F. Regan
    -------------------------------------        -------------------------------
    Leopold W. Montanaro                         John F. Regan
    Director                                     Director


By: /s/ Henry S. Parow
    -------------------------------------
    Henry S. Parow
    Director