Form 10-Q
period 2005-09-30
Kearny Financial Corp.
filed 2005-11-14
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q
(Mark One)

---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


    For the quarterly period ended              September 30, 2005
                                    --------------------------------------------

                                       OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


    For the transition period from                       to
                                    --------------------    --------------------


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

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).   Yes       No  X
                                                  ---      ---

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 11, 2005.

          $0.10 par value common stock - 72,737,500 shares outstanding

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                             Page
                                                                                                            Number
                                                                                                            ------
PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition
               at September 30, 2005 and June 30, 2005 (Unaudited)                                            1

               Consolidated Statements of Income for the Three Months Ended
               September 30, 2005 and 2004 (Unaudited)                                                       2-3

               Consolidated Statements of Comprehensive Income for the Three
               Months Ended September 30, 2005 and 2004 (Unaudited)                                           4

               Consolidated Statements of Cash Flows for the Three Months
               Ended September 30, 2005 and 2004 (Unaudited)                                                 5-6

               Notes to Consolidated Financial Statements                                                     7

      Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                                 8-14

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk                                    15-16

      Item 4:  Controls and Procedures                                                                        17


PART II - OTHER INFORMATION                                                                                   18


SIGNATURES                                                                                                    19


                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
           (In Thousands, Except Share and Per Share Data, Unaudited)

                                                                       September 30,   June 30,
Assets                                                                    2005           2005
------                                                                 -----------    -----------

Cash and amounts due from depository institutions                      $    19,716    $    16,683
Interest-bearing deposits in other banks                                    65,572        123,182
                                                                       -----------    -----------

        Cash and cash equivalents                                           85,288        139,865

Securities available for sale                                               25,534         33,591
Investment securities held to maturity                                     463,551        470,098
Loans receivable, including net deferred loan costs of $898 and $815       602,985        563,434
  Less: Allowance for loan losses                                           (5,485)        (5,416)
                                                                       -----------    -----------
  Net loans receivable                                                     597,500        558,018
                                                                       -----------    -----------
Mortgage-backed securities held to maturity                                746,193        758,121
Premises and equipment                                                      35,479         34,977
Federal Home Loan Bank of New York stock ("FHLB")                           11,361         11,361
Interest receivable                                                          9,617         10,430
Goodwill                                                                    82,263         82,263
Bank Owned Life Insurance ("BOLI")                                          13,679          3,981
Other assets                                                                 5,494          4,300
                                                                       -----------    -----------

        Total assets                                                   $ 2,075,959    $ 2,107,005
                                                                       ===========    ===========

Liabilities and stockholders' equity
------------------------------------

Liabilities
-----------

Deposits:
  Non-interest bearing                                                 $    54,912    $    56,142
  Interest bearing                                                       1,441,832      1,472,635
                                                                       -----------    -----------

        Total deposits                                                   1,496,744      1,528,777

Advances from FHLB                                                          61,544         61,687
Advance payments by borrowers for taxes                                      4,662          4,627
Other liabilities                                                            6,963          6,432
                                                                       -----------    -----------

        Total liabilities                                                1,569,913      1,601,523
                                                                       -----------    -----------
Stockholders' equity
--------------------

Preferred stock $0.10 par value, 25,000,000 shares authorized; none
  issued and outstanding                                                         -              -
Common stock $0.10 par value, 75,000,000 shares authorized;
  72,737,500 issued and outstanding                                          7,274          7,274
Paid in capital                                                            207,914        207,838
Retained earnings - substantially restricted                               302,857        301,857
Unearned Employee Stock Ownership Plan ("ESOP") shares                     (16,608)       (16,972)
Accumulated other comprehensive income                                       4,609          5,485
                                                                       -----------    -----------

        Total stockholders' equity                                         506,046        505,482
                                                                       -----------    -----------

        Total liabilities and stockholders' equity                     $ 2,075,959    $ 2,107,005
                                                                       ===========    ===========

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
           (In Thousands, Except Share and Per Share Data, Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                                -------------------------
                                                  2005              2004
                                                -------           -------

Interest income:
    Loans                                       $ 8,121           $ 7,132
    Mortgage-backed securities                    8,568             8,649
    Investment and available for sale
      securities                                  4,363             4,011
    Other interest earning assets                   919               115
                                                -------           -------

        Total interest income                    21,971            19,907
                                                -------           -------

Interest expense:
    Deposits                                      8,287             6,112
    Borrowings                                      871               991
                                                -------           -------

        Total interest expense                    9,158             7,103
                                                -------           -------

Net interest income                              12,813            12,804

Provision for loan losses                            75               151

                                                -------           -------

Net interest income after provision
  for loan losses                                12,738            12,653
                                                -------           -------

Non-interest income:
    Fees and service charges                        277               177
    Gain on the sale of available for
      sale securities                                86                 -
    Miscellaneous                                   230               317
                                                -------           -------

        Total non-interest income                   593               494
                                                -------           -------

Non-interest expense:
    Salaries and employee benefits                5,603             4,652
    Net occupancy expense of
      premises                                      896               647
    Equipment                                     1,052               874
    Advertising                                     325               281
    Federal insurance premium                       134               140
    Amortization of intangible assets               159               159
    Directors' fees                                 230               217
    Miscellaneous                                   979               819
                                                -------           -------

        Total non-interest expense                9,378             7,789
                                                -------           -------

Income before income taxes                        3,953             5,358
Income taxes                                        989             1,562
                                                -------           -------

Net income                                      $ 2,964           $ 3,796
                                                =======           =======

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (Cont'd)
                   ------------------------------------------
           (In Thousands, Except Share and Per Share Data, Unaudited)

                                                      Three Months Ended
                                                          September 30,
                                                --------------------------------
                                                     2005              2004
                                                --------------    --------------

Net income per common share:
    Basic                                        $      0.04         $ 379.60
    Diluted                                             0.04           379.60

Weighted average number of
  common shares outstanding:
    Basic                                         71,052,679           10,000
    Diluted                                       71,052,679           10,000


See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                            (In Thousands, Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                   ---------------------------
                                                     2005               2004
                                                   --------           --------

Net income                                         $  2,964           $  3,796
                                                   --------           --------

Other comprehensive income (loss),
   net of income taxes:
    Gross realized holdings (gain) on
      securities available for sale                     (86)                 -
    Income tax expense                                   30                  -
    Gross unrealized holdings gain
      (loss) on securities available
      for sale                                       (1,261)               770
    Deferred income tax benefit
      (expense)                                         441               (269)
                                                   --------           --------

Other comprehensive income (loss)                      (876)               501
                                                   --------           --------

Comprehensive income                               $  2,088           $  4,297
                                                   ========           ========


See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (In Thousands, Unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                            ----------------------
                                                                               2005         2004
                                                                            ---------    ---------
Cash flows from operating activities:
    Net income                                                              $   2,964    $   3,796
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                   452          316
        Net amortization of premiums, discounts and loan fees and costs           202          307
        Deferred income taxes                                                    (214)        (582)
        Amortization of intangible assets                                         159          159
        Provision for loan losses                                                  75          151
        Realized gain on sale of securities available for sale                    (86)         (71)
        Decrease (increase) in interest receivable                                813        1,000
        Decrease (increase) in other assets                                    (1,239)       2,854
        Realized loss on sale of real estate owned                                 35            -
        Increase (decrease) in interest payable                                    12           37
        Increase (decrease) in other liabilities                                  (87)         649
        Increase in cash surrender value of bank owned life insurance             (73)         (39)
        ESOP expenses                                                             437            -
                                                                            ---------    ---------

            Net cash provided by operating activities                           3,450        8,616
                                                                            ---------    ---------

Cash flows from investing activities:
    Purchases of securities available for sale                                    (67)         (43)
    Proceeds from sale of securities available for sale                         6,864        1,115
    Purchases of investment securities held to maturity                        (4,000)     (14,051)
    Proceeds from calls and maturities of investment securities held to
      maturity                                                                  9,204        3,109
    Proceeds from repayments of investment securities held to maturity          1,348        1,048
    Purchase of loans                                                          (8,819)           -
    Net (increase) decrease in loans receivable                               (30,694)      (9,592)
    Proceeds from sale of real estate owned                                        65            -
    Purchases of mortgage-backed securities held to maturity                  (41,900)      (1,308)
    Principal repayments on mortgage-backed securities held to maturity        53,576       47,511
    Additions to premises and equipment                                          (954)      (2,051)
    Purchase of bank owned life insurance                                      (9,625)           -
                                                                            ---------    ---------

            Net cash provided by (used in) investing activities               (25,002)      25,738
                                                                            ---------    ---------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                       (32,047)     (26,709)
    Repayment of FHLB advances                                                   (143)        (134)
    Net change in short-term borrowings from FHLB                                   -      (10,000)
    Increase (decrease) in advance payments by borrowers for taxes                 35         (136)
    Refund of common stock offering expenses                                        3            -
    Dividends paid to minority stockholders of Kearny Financial Corp.            (873)           -
                                                                            ---------    ---------

            Net cash (used in) provided by financing activities               (33,025)     (36,979)
                                                                            ---------    ---------

Net (decrease) increase in cash and cash equivalents                          (54,577)      (2,625)
Cash and cash equivalents - beginning                                         139,865       39,488
                                                                            ---------    ---------

Cash and cash equivalents - ending                                          $  85,288    $  36,863
                                                                            =========    =========

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                 ----------------------------------------------
                            (In Thousands, Unaudited)


                                                                              Three Months Ended
                                                                                 September 30,
                                                                            -----------------------
                                                                              2005         2004
                                                                            ---------    ---------
Supplemental  disclosures of cash flows  information:
  Cash paid during the year for:
        Income taxes, net of refunds                                        $   4,076    $  (1,981)
                                                                            =========    =========

        Interest                                                            $   9,146    $   7,066
                                                                            =========    =========

Supplemental disclosure of non-cash transactions:
  Cash dividend declared                                                    $   1,091    $       -
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

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  PRINCIPLES OF CONSOLIDATION
-------------------------------

The consolidated financial statements include the accounts of Kearny Financial Corp. (the "Company"), its wholly owned subsidiaries, Kearny Federal Savings Bank (the "Bank") and Kearny Financial Securities, Inc., and the Bank's wholly owned subsidiaries, KFS Financial Services, Inc. and Kearny Federal Investment Corp. The Company conducts its business principally through the Bank. Management eliminated all significant inter-company accounts and transactions during consolidation.


2.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.


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

4.  DIVIDEND WAIVER
-------------------

During the three months ended September 30, 2005, the federally chartered mutual holding company of the Company (Kearny MHC), waived its right, upon non-objection from the Office of Thrift Supervision, to receive cash dividends of $2,037,000 paid during the quarter and cash dividends of $2,546,000 declared during the quarter, on the shares of Company common stock it owns.

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

Comparison of Financial Condition at September 30, 2005 and June 30, 2005

Total assets decreased by $31.0 million, or 1.5%, to $2.08 billion at September 30, 2005, from $2.11 billion at June 30, 2005, due primarily to decreases in cash and cash equivalents, investment securities held to maturity and mortgage-backed securities held to maturity partially offset by an increase in loans receivable, net, and bank owned life insurance. Generally, cash and cash equivalents and cash flows from the securities portfolio funded loan originations and deposit outflows during the quarter.

Cash and cash equivalents decreased $54.6 million, or 39.0%, to $85.3 million at September 30, 2005, from $139.9 million at June 30, 2005. The Company continued to deploy the proceeds from its initial public offering completed in February 2005, primarily reinvesting cash and cash equivalents in the loan portfolio, purchasing additional bank owned life insurance and funding deposit outflows.

The carrying value of securities available for sale decreased $8.1 million, or 24.1%, to $25.5 million at September 30, 2005, from $33.6 million at June 30, 2005. The decrease was due primarily to the sale of a $6.9 million government income fund acquired during an earlier merger, and mark-to-market adjustments to other investments in the available for sale portfolio.

Investment securities held to maturity decreased $6.5 million, or 1.4%, to $463.6 million at September 30, 2005, from $470.1 million at June 30, 2005. The decrease came primarily in the government agency notes category, with the proceeds from maturing notes funding loan originations and deposit outflows during the quarter.

Loans receivable, net of deferred fees and the allowance for loan losses, increased $39.5 million, or 7.1%, to $597.5 million at September 30, 2005, from $558.0 million at June 30, 2005. The ratio of loans to deposits improved to 39.9% at September 30, 2005, from 36.5% at June 30, 2005. The increase came in one-to-four family mortgage loans, particularly first mortgages, home equity loans and home equity lines of credit, and, to a lesser extent, in non-residential mortgage loans and construction loans, offset by nominal decreases in multi-family mortgages and commercial business loans.

Mortgage-backed securities held to maturity decreased $11.9 million, or 1.6%, to $746.2 million at September 30, 2005, from $758.1 million at June 30, 2005. Cash flows from monthly principal and interest payments funded loan originations and deposit outflows during the quarter.

Bank owned life insurance ("BOLI") increased $9.7 million to $13.7 million at September 30, 2005, from $4.0 million at June 30, 2005. Of the $9.7 million increase, $9.6 million resulted from the purchase of additional policies. The contract calls for the payment of an additional $400,000 to bring the Bank's total BOLI investment to $10.0 million.

Deposits decreased $32.1 million, or 2.1%, to $1.50 billion at September 30, 2005, from $1.53 billion at June 30, 2005. The decrease was primarily in certificates of deposit. After reacting to competitive pressures in the market place by raising short-term interest rates during the previous quarter, which attracted new deposits, the Bank pulled back from that strategy during the current quarter to slow the increase in the cost of funds. During the quarter ended June 30, 2005, deposits increased $77.8 million. The increase was primarily in certificates of deposit.

Federal Home Loan Bank advances decreased $143,000, to $61.5 million at September 30, 2005, from $61.7 million at June 30, 2005. The decreased resulted from scheduled monthly principal payments on amortizing advances.

Stockholders' equity increased $564,000, to $506.0 million at September 30, 2005, from $505.5 million at June 30, 2005. The increase resulted from net income recorded during the quarter plus the release of ESOP shares offset by a decrease in accumulated other comprehensive income and a cash dividend of $0.04 paid during the quarter and a cash dividend of $0.05 declared during the quarter. The decrease in accumulated other comprehensive income resulted from a reduction in the carrying value, net of taxes, of the Company's available for sale portfolio.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

General. Net income for the three months ended September 30, 2005 was $3.0 million, a decrease of $832,000, or 21.9%, from $3.8 million for the three months ended September 30, 2004. The decrease in net income resulted from an increase in non-interest expense, particularly salaries and employee benefits and the cost of office occupancy and equipment, with virtually no change in net interest income to help offset the increase in non-interest expense.

Net Interest Income. Net interest income remained unchanged at $12.8 million for the three months ended September 30, 2005 and the three months ended September 30, 2004. Despite decreases in interest rate spread and net interest margin, a substantial increase in the ratio of average interest-earning assets to average interest-bearing liabilities helped interest income to keep pace with interest expense, year-over-year.

Interest rate spread decreased 54 basis points to 2.11% for the three months ended September 30, 2005, from 2.65% for the three months ended September 30, 2004. Presently, interest-bearing liabilities are repricing faster than interest-earning assets. The cost of average interest-bearing liabilities increased 58 basis points, from 1.82% for the three months ended September 30, 2004, to 2.40% for the three months ended September 30, 2005. Over the same period, the yield on average interest-earning assets increased four basis points, to 4.51% for the three months ended September 30, 2005, from 4.47% for the three months ended September 30, 2004. Net interest margin decreased 24 basis points to 2.63% for the three months ended September 30, 2005, compared with 2.87% for the three months ended September 30, 2004.

The ratio of average interest-earning assets to average interest-bearing liabilities increased from 114.31% for the three months ended September 30, 2004, to 127.71% for the three months ended September 30, 2005. The primary reason for the increase in the ratio was the infusion of cash resulting from the Company's initial public offering completed in February 2005. The Company continues to deploy the proceeds from the initial public offering, primarily into loans receivable, which is expected to help mitigate the increase in the cost of funds.

Interest Income. Total interest income increased $2.1 million, or 10.6%, to $22.0 million for the three months ended September 30, 2005, from $19.9 million for the three months ended September 30, 2004. Average interest-earning assets increased $165.1 million, or 9.3%, to $1.95 billion for the three months ended September 30, 2005, from $1.78 billion for the three months ended September 30, 2004. The increase in average interest-earning assets was significantly more important to the increase in interest income than the four basis point increase in the yield on average interest-earning assets. Management attributes the increase in average interest-earning assets primarily to the proceeds from the Company's initial public offering.

Interest income on loans receivable increased $989,000, or 13.9%, to $8.1 million for the three months ended September 30, 2005, from $7.1 million for the three months ended September 30, 2004. The average balance of loans receivable increased $66.1 million, or 12.9%, to $576.8 million for the three months ended September 30, 2005, from $510.7 million for the three months ended September 30, 2004. A four basis point increase in the yield on average loans receivable to 5.63% from 5.59%, year-over-year, also contributed to the increase in interest income. A major marketing effort contributed to the increase in the average balance of loans receivable. The slighter higher yield reflects rising rates on loan originations and upward rate adjustments on adjustable rate and floating rate loans.

Interest income on mortgage-backed securities held to maturity decreased $81,000, virtually unchanged at $8.6 million for the three months ended September 30, 2005 and the three months ended September 30, 2004. There was an increase of $2.5 million in the average balance of mortgage-backed securities, to $757.5 million for the three months ended September 30, 2005, from $755.0 million for the three months ended September 30, 2004. The yield on average mortgage-backed securities decreased to 4.52% for the three months ended September 30, 2005, from 4.58% for the three months ended September 30, 2004. The relatively stable average balance of mortgage-backed securities, year-over-year, resulted from reinvestment of monthly principal and interest payments into new mortgage-backed securities. The decrease in yield resulted from maturing higher yielding securities being reinvested in new purchases, which occurred in a lower interest rate environment. Additionally, most mortgage-backed securities purchased during the year were adjustable rate, sacrificing higher yields on fixed rate securities in the short-term, for some interest rate risk protection in the future.

Interest income on investment securities available for sale and held to maturity increased $352,000, or 8.8%, to $4.4 million for the three months ended September 30, 2005, from $4.0 million for the three months ended September 30, 2004. The increase in interest income resulted from an increase of $19.7 million, or 4.1%, in the average balance of investment securities to $501.7 million for the three months ended September 30, 2005, from $482.0 million for the three months ended September 30, 2004, and an increase in the yield on average investment securities. The yield improved from 3.33% for the three months ended September 30, 2004, to 3.48% for the three months ended September 30, 2005. The growth in the average balance of the investment securities portfolio resulted from the redeployment of cash and cash equivalents, and came primarily in the tax-exempt category. The higher yield resulted from maturing short-term government agency notes being reinvested in tax-exempt municipal bonds featuring nominally higher coupons as well as higher tax equivalent yields.

Interest income on other interest-earning assets increased to $919,000 for the three months ended September 30, 2005, from $115,000 for the three months ended September 30, 2004. This was a result of a $76.8 million increase in the average balance of other interest-earning assets to $111.4 million for the three months ended September 30, 2005, from $34.6 million for the three months ended September 30, 2004. The average balance of other interest-earning assets increased due to the increase in interest-earning deposits, the primary component of other interest-earning assets. Interest-earning deposits increased due to the proceeds from the initial public offering completed in February 2005. There was a 197 basis point increase in the yield on average other interest-earning assets to 3.30% for the three months ended September 30, 2005, from 1.33% for the three months ended September 30, 2004, due to rising short-term interest rates.

Interest Expense. Total interest expense increased $2.1 million, or 29.6%, to $9.2 million for the three months ended September 30, 2005, from $7.1 million for the three months ended September 30, 2004. The increase resulted primarily from an increase in the cost of average interest-bearing liabilities, nominally offset by a decrease in the average balance of interest-bearing liabilities. There was a 58 basis point increase in the cost of average interest-bearing liabilities to 2.40% for the three months ended September 30, 2005, from 1.82% for the three months ended September 30, 2004. The average balance of interest-bearing liabilities decreased $34.3 million, or 2.2%, to $1.52 billion for the three months ended September 30, 2005, from $1.56 billion for the three months ended September 30, 2004.

Interest expense on deposits increased $2.2 million, or 36.1%, to $8.3 million for the three months ended September 30, 2005, from $6.1 million for the three months ended September 30, 2004. The increase resulted primarily from an increase in the cost of average interest-bearing deposits, which more than offset a nominal decrease in the average balance of interest-bearing deposits. The cost of average interest-bearing deposits increased 61 basis points to 2.27% for the three months ended September 30, 2005, from 1.66% for the three months ended September 30, 2004. The average balance of interest-bearing deposits decreased $11.0 million, to $1.46 billion for the three months ended September 30, 2005, from $1.47 billion for the three months ended September 30, 2004. Management found it necessary to begin raising certificate of deposit interest rates, reacting to rising short-term interest rates during the months between reporting periods, to address deposit outflows.

Interest expense on Federal Home Loan Bank advances decreased $120,000, or 12.1%, to $871,000 for the three months ended September 30, 2005, from $991,000 for the three months ended September 30, 2004. The average balance decreased $23.3 million, or 27.1%, to $62.8 million for the three months ended September 30, 2005, from $86.1 million for the three months ended September 30, 2004, which was more than enough to offset an increase in the cost of average borrowings. The cost of average borrowings increased 95 basis points to 5.55% from 4.60%, year-over-year. The decrease in the average balance resulted from the repayment of short-term advances obtained to fund the purchase of securities, subsequently paid off with proceeds from the initial public offering completed in February 2005. The cost of average borrowings increased due to the repayment of the short-term, low cost advances, leaving mostly higher rate long-term advances on the Company's books.

Provision for Loan Losses. The provision for loan losses decreased $76,000, or 50.3%, to $75,000 for the three months ended September 30, 2005, from $151,000 for the three months ended September 30, 2004. Total loans increased to $602.1 million at September 30, 2005, from $562.6 million at June 30, 2005. Non-performing loans were $2.0 million, or 0.33% of total loans at September 30, 2005, as compared to $1.9 million, or 0.34% of total loans at June 30, 2005. The allowance for loan losses as a percentage of gross loans outstanding was 0.91% at September 30, 2005 and 0.96% at June 30, 2005, reflecting allowance balances of $5.5 million and $5.4 million, respectively. The allowance for loan losses was $5.3 million at September 30, 2004.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. We maintained the allowance for loan losses as of September 30, 2005 at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income attributed to fees, service charges and miscellaneous income increased $13,000, or 2.6%, to $507,000 for the three months ended September 30, 2005, compared to $494,000 for the three months ended September 30, 2004. The increase in non-interest income attributed to fees, service charges and miscellaneous income was due primarily to income realized from additional bank owned life insurance purchased during the quarter ended September 30, 2005, offset by lower non-recurring loan fee income.

Non-interest income from gains on the sale of securities was $86,000 for the quarter ended September 30, 2005, resulting from the sale of a $6.9 million government income fund acquired during an earlier merger, and held in the Company's available for sale portfolio. There was no income from gains on the sale of securities during the quarter ended September 30, 2004.

Non-Interest Expense. Total non-interest expense increased $1.6 million, or 20.5%, to $9.4 million for the three months ended September 30, 2005, from $7.8 million for the three months ended September 30, 2004. The increase consisted primarily of an increase in salaries and employee benefits, an increase in the cost of office occupancy and equipment and an increase in miscellaneous expenses.

Salaries and employee benefits increased $951,000, or 20.2%, to $5.6 million for the three months ended September 30, 2005, compared to $4.7 million for the three months ended September 30, 2004. The increase was the result of normal salary increases, increased benefit costs and hiring of additional staff. Pension plan contribution expense for the three months ended September 30, 2005 was $636,000, as compared to $322,000 for the three months ended September 30, 2004. The increase is due to lower than expected investment returns on plan assets and higher required contributions resulting from the incremental effect of normal salary increases. The quarter ended September 30, 2005 contained employee stock ownership plan ("ESOP") compensation expense of $436,000, while the quarter ended September 30, 2004 did not include this expense category. The Bank established the ESOP during the initial public offering completed in February 2005 and purchased 1.7 million shares in the IPO.

Net occupancy expense of premises and equipment expense increased $427,000, or 28.5%, to $1.9 million for the three months ended September 30, 2005, from $1.5 million for the three months ended September 30, 2004. This increase primarily reflects normal increases in the cost of office occupancy and equipment, as well as operating expenses and depreciation expense attributed to the Company's new 53,000 square foot administrative headquarters building in Fairfield, New Jersey. The administrative headquarters building was occupied during the quarter ended December 31, 2004; therefore, the quarter ended September 30, 2004 does not include expenses associated with its occupancy. The increase in equipment expense resulted from higher depreciation expense and increased costs related to data processing, ATM support and Internet banking, all of which are outsourced.

All other elements of non-interest expense totaled $1.8 million for the three months ended September 30, 2005; an increase of $211,000, or 13.2%, from $1.6 million for the three months ended September 30, 2004. Miscellaneous expenses increased $160,000, to $979,000 for the three months ended September 30, 2005, as compared to $819,000 for the three months ended September 30, 2004. Professional fees consisting of legal expense and audit and accounting services expense increased $26,000 and $70,000, respectively, in large part due to becoming a public company during the months between the reporting periods.

Provision for Income Taxes. The provision for income taxes decreased $573,000, or 35.8%, to $989,000 for the three months ended September 30, 2005, from $1.6 million for the three months ended September 30, 2004. The effective income tax rates were 25.0% for the three months ended September 30, 2005, as compared to 29.2% for the three months ended September 30, 2004. Management attributes the decrease in income tax expense to a decrease in pre-tax income of $1.4 million, or 25.9%, to $4.0 million for the three months ended September 30, 2005, from $5.4 million for the three months ended September 30, 2004. Management attributes the lower effective income tax rate to tax management strategies, including investing in bank-qualified tax-exempt municipal bonds and transferring investment securities held to maturity and mortgage-backed securities held to maturity to a New Jersey investment company, Kearny Federal Investment Corp., a wholly owned subsidiary of the Bank, which commenced operations in July 2004.

Liquidity and Capital Resources

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank attempts to maintain liquid assets at levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. The Bank reviews cash flow projections regularly and updates them to assure maintenance of adequate but not excessive liquidity. Liquidity management is both a daily and long-term function of business management.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, amortization, prepayments and maturities of mortgage-backed securities and outstanding loans, maturities of investment securities and funds provided from operations. In addition, the Bank invests excess funds in short-term interest-earning assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities. The Bank also generates cash through borrowings. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York (the "FHLB") which provides an additional source of funds.

The Bank uses its sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At September 30, 2005, the Bank has outstanding commitments to originate loans of $81.0 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2005, totaled $698.9 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. However, if the Bank's loan originations remain strong and deposits continue to run off, the Bank may find it necessary to increase its FHLB advances. At September 30, 2005, advances from the FHLB amounted to $61.5 million.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2005, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision (the "OTS").

The following table sets forth the Bank's capital position at September 30, 2005, as compared to the minimum regulatory capital requirements:

                                                     September 30, 2005 (Unaudited)
                              ------------------------------------------------------------------------------
                                                                                           To Be Well
                                                                                        Capitalized Under
                                                               Minimum Capital          Prompt Corrective
                                        Actual                   Requirements           Action Provisions
                              ------------------------    -----------------------    -----------------------
                                  Amount       Ratio         Amount        Ratio       Amount        Ratio
                              ------------------------------------------------------------------------------
                                                             (In Thousands)
Total Capital
  (to risk-weighted assets)    $ 368,405       50.92%      $ 57,877        8.00%     $ 72,346        10.00%

Tier 1 Capital
  (to risk-weighted assets)    $ 359,730       49.72%             -           -      $ 43,407         6.00%

Core (Tier 1) Capital
  (to adjusted total assets)   $ 359,730       18.49%      $ 58,366        3.00%     $ 97,276         5.00%

Tangible Capital
  (to adjusted total assets)   $ 359,730       18.49%      $ 29,183        1.50%            -            -

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

Quantitative Analysis. Management using the OTS model, which estimates the change in the Bank's net portfolio value (the "NPV") over a range of interest rate scenarios, monitors the Bank's interest rate sensitivity. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. OTS defines the NPV ratio, under any interest rate scenario, as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of June 30, 2005, the most recent date for which the Bank has received the Bank's NPV as calculated by the OTS. Management does not believe that there has been a material adverse change in the Bank's interest rate risk during the three months ended September 30, 2005.

                                               At June 30, 2005
                      ---------------------------------------------------------------------
                                                            Net Portfolio Value
                          Net Portfolio Value          as % of Present Value of Assets
                       ------------------------     ---------------------------------------
                                                                 Net Portfolio  Basis Point
   Changes in Rates     $ Amount      $ Change      % Change      Value Ratio     Change
   ----------------     --------      --------      --------      -----------     ------
                                                 (In Thousands)
       +300 bp           270,156      -138,711          -34%         14.46%       -570 bp
       +200 bp           317,332       -91,535          -22%         16.52%       -365 bp
       +100 bp           364,231       -44,635          -11%         18.44%       -173 bp
          0 bp           408,866             -            -          20.17%          -
       -100 bp           438,355       +29,488           +7%         21.23%       +106 bp
       -200 bp           455,020       +46,154          +11%         21.76%       +159 bp

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

                                     ITEM 4.
                             CONTROLS AND PROCEDURES
                             -----------------------


Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

                                     PART II


 ITEM 1.   Legal Proceedings
           -----------------

           At September 30, 2005, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

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

`         ---------------------
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











                                  KEARNY FINANCIAL CORP.

Date:      November 14, 2005      By: /s/ John N. Hopkins
                                      ------------------------------------------
                                      John N. Hopkins
                                      President and Chief Executive Officer
                                      (Duly  authorized  officer  and  principal
                                      executive officer)

Date:      November 14, 2005      By: /s/ Albert E. Gossweiler
                                      ------------------------------------------
                                      Albert E. Gossweiler
                                      Senior Vice President and Chief  Financial
                                      Officer
                                      (Principal financial officer)