Form 10-Q
period 2005-12-31
Kearny Financial Corp.
filed 2006-02-14
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q
(Mark One)

---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


    For the quarterly period ended               December 31, 2005
                                         ---------------------------------------

                                       OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


    For the transition period from                 to
                                   ---------------    ---------------


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

      Large accelerated filer     Accelerated filer      Non-accelerated filer X

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No  X

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 13, 2006.

          $0.10 par value common stock - 72,559,836 shares outstanding

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                             Page
                                                                                            Number
                                                                                            ------
PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition
               at December 31, 2005 and June 30, 2005 (Unaudited)                               1

               Consolidated Statements of Income for the Three Months and Six
               Months Ended December 31, 2005 and 2004 (Unaudited)                            2-3

               Consolidated Statements of Comprehensive Income for the Three
               Months and Six Months Ended December 31, 2005 and 2004 (Unaudited)               4

               Consolidated Statements of Cash Flows for the Six Months
               Ended December 31, 2005 and 2004 (Unaudited)                                   5-6

               Notes to Consolidated Financial Statements                                     7-8

      Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                 9-20

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk                    21-22

      Item 4:  Controls and Procedures                                                         23


PART II - OTHER INFORMATION                                                                 24-25


SIGNATURES                                                                                     26


                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
           (In Thousands, Except Share and Per Share Data, Unaudited)

                                                                          December 31,      June 30,
                                                                              2005           2005
                                                                          -----------    -----------
Assets
------

Cash and amounts due from depository institutions                         $    19,294    $    16,683
Interest-bearing deposits in other banks                                       53,600        123,182
                                                                          -----------    -----------

        Cash and cash equivalents                                              72,894        139,865

Securities available for sale                                                  26,740         33,591
Investment securities held to maturity                                        461,781        470,098
Loans receivable, including net deferred loan costs of $948 and $815          633,675        563,434
  Less: Allowance for loan losses                                              (5,554)        (5,416)
                                                                          -----------    -----------
  Net loans receivable                                                        628,121        558,018
                                                                          -----------    -----------
Mortgage-backed securities held to maturity                                   717,953        758,121
Premises and equipment                                                         36,121         34,977
Federal Home Loan Bank of New York stock ("FHLB")                               5,180         11,361
Interest receivable                                                            10,719         10,430
Goodwill                                                                       82,263         82,263
Bank Owned Life Insurance ("BOLI")                                             14,373          3,981
Other assets                                                                    6,628          4,300
                                                                          -----------    -----------

        Total assets                                                      $ 2,062,773    $ 2,107,005
                                                                          ===========    ===========

Liabilities and stockholders' equity
------------------------------------

Liabilities
-----------

Deposits:
  Non-interest bearing                                                    $    58,603    $    56,142
  Interest bearing                                                          1,424,891      1,472,635
                                                                          -----------    -----------

        Total deposits                                                      1,483,494      1,528,777

Advances from FHLB                                                             61,400         61,687
Advance payments by borrowers for taxes                                         4,621          4,627
Other liabilities                                                               6,844          6,432
                                                                          -----------    -----------

        Total liabilities                                                   1,556,359      1,601,523
                                                                          -----------    -----------
Stockholders' equity
--------------------

Preferred stock $0.10 par value, 25,000,000 shares authorized; none
  issued and outstanding                                                         --             --
Common stock $0.10 par value, 75,000,000 shares authorized;
  72,559,836 and 72,737,500 issued and outstanding                              7,274          7,274
Paid in capital                                                               208,206        207,838
Retained earnings - substantially restricted                                  304,101        301,857
Unearned Employee Stock Ownership Plan ("ESOP") shares                        (16,245)       (16,972)
Treasury stock, at cost; 177,664 and 0                                         (2,268)          --
Accumulated other comprehensive income                                          5,346          5,485
                                                                          -----------    -----------

        Total stockholders' equity                                            506,414        505,482
                                                                          -----------    -----------

        Total liabilities and stockholders' equity                        $ 2,062,773    $ 2,107,005
                                                                          ===========    ===========

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
           (In Thousands, Except Share and Per Share Data, Unaudited)

                                        Three Months Ended    Six Months Ended
                                           December 31,          December 31,
                                        -------------------    -------------------
                                           2005       2004      2005      2004
                                        --------   --------    --------   --------
Interest income:
    Loans                               $  8,544   $  7,321    $ 16,665   $ 14,453
    Mortgage-backed securities             8,418      8,298      16,986     16,947
    Investment and available for sale
      securities                           4,328      4,083       8,691      8,094
    Other interest earning assets            705        130       1,624        245
                                        --------   --------    --------   --------

        Total interest income             21,995     19,832      43,966     39,739
                                        --------   --------    --------   --------
Interest expense:
    Deposits                               8,650      6,186      16,937     12,298
    Borrowings                               857        988       1,728      1,979
                                        --------   --------    --------   --------

        Total interest expense             9,507      7,174      18,665     14,277
                                        --------   --------    --------   --------

Net interest income                       12,488     12,658      25,301     25,462
Provision for loan losses                     64        (34)        139        117
                                        --------   --------    --------   --------
Net interest income after provision
  for loan losses                         12,424     12,692      25,162     25,345
                                        --------   --------    --------   --------
Non-interest income:
    Fees and service charges                 289        171         566        348
    Gain on the sale of available for
      sale securities                          -          -          86         71
    Miscellaneous                            328        239         558        485
                                        --------   --------    --------   --------

        Total non-interest income            617        410       1,210        904
                                        --------   --------    --------   --------
Non-interest expense:
    Salaries and employee benefits         5,760      5,342      11,363      9,994
    Net occupancy expense of premises        789        723       1,685      1,370
    Equipment                              1,080        944       2,132      1,818
    Advertising                              385        295         710        576
    Federal insurance premium                136        139         270        279
    Amortization of intangible assets        159        159         318        318
    Directors' compensation                  582        230         812        447
    Miscellaneous                          1,247        935       2,226      1,754
                                        --------   --------    --------   --------

        Total non-interest expense        10,138      8,767      19,516     16,556
                                        --------   --------    --------   --------

Income before income taxes                 2,903      4,335       6,856      9,693
Income taxes                                 577      1,143       1,566      2,705
                                        --------   --------    --------   --------

Net income                              $  2,326   $  3,192    $  5,290   $  6,988
                                        ========   ========    ========   ========

See notes to consolidated financial statements.
                                       -2-

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (Cont'd)
                   ------------------------------------------
           (In Thousands, Except Share and Per Share Data, Unaudited)

                                Three Months Ended          Six Months Ended
                                   December 31,                December 31,
                              ----------------------      ---------------------
                                  2005        2004           2005        2004
                              -----------   --------      ----------   --------

Net income per common share:
    Basic                     $      0.03   $  319.20     $      0.07  $  698.80
    Diluted                          0.03      319.20            0.07     698.80

Weighted average number of
  common shares outstanding:
    Basic                      71,046,123      10,000      71,049,401     10,000
    Diluted                    71,096,851      10,000      71,074,765     10,000


See notes to consolidated financial statements.
                                       -3-

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                            (In Thousands, Unaudited)

                                        Three Months Ended    Six Months Ended
                                           December 31,         December 31,
                                        ------------------   ------------------
                                         2005       2004      2005       2004
                                        -------    -------   -------    -------

Net income                              $ 2,326    $ 3,192   $ 5,290    $ 6,988
                                        -------    -------   -------    -------

Other comprehensive income (loss),
  net of income taxes:
    Gross realized holdings (gain) on
      securities available for sale           -          -       (86)       (71)
    Income tax expense                        -          -        30         25
    Gross unrealized holdings gain
      (loss) on securities available
      for sale                            1,134      1,911      (127)     2,752
    Deferred income tax benefit
      (expense)                            (397)      (669)       44       (963)
                                        -------    -------   -------    -------

Other comprehensive income (loss)           737      1,242      (139)     1,743
                                        -------    -------   -------    -------

Comprehensive income                    $ 3,063    $ 4,434   $ 5,151    $ 8,731
                                        =======    =======   =======    =======

See notes to consolidated financial statements.
                                       -4-

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (In Thousands, Unaudited)

                                                                              Six Months Ended
                                                                                 December 31,
                                                                            ----------------------
                                                                               2005         2004
                                                                            ---------    ---------
Cash flows from operating activities:
    Net income                                                              $   5,290    $   6,988
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                   924          639
        Net amortization of premiums, discounts and loan fees and costs           406          501
        Deferred income taxes                                                     748         (582)
        Amortization of intangible assets                                         318          318
        Provision for loan losses                                                 139          117
        Realized gain on sale of securities available for sale                    (86)         (71)
        Decrease (increase) in interest receivable                               (289)         141
        Decrease (increase) in other assets                                    (2,911)      (1,325)
        Realized loss on sale of real estate owned                                 35            -
        Increase (decrease) in interest payable                                    30          (25)
        Increase (decrease) in other liabilities                               (1,177)         (96)
        Increase in cash surrender value of bank owned life insurance            (184)         (74)
        ESOP and stock option plan expenses                                     1,092            -
                                                                            ---------    ---------

            Net cash provided by operating activities                           4,335        6,531
                                                                            ---------    ---------
Cash flows from investing activities:
    Purchases of securities available for sale                                   (139)         (91)
    Proceeds from sale of securities available for sale                         6,864        1,115
    Purchases of investment securities held to maturity                        (4,000)     (22,148)
    Proceeds from calls and maturities of investment securities held to
      maturity                                                                  9,989       14,791
    Proceeds from repayments of investment securities held to maturity          2,337        2,545
    Purchase of loans                                                         (10,753)           -
    Net (increase) decrease in loans receivable                               (59,402)      (3,702)
    Proceeds from sale of real estate owned                                        65            -
    Purchases of mortgage-backed securities held to maturity                  (64,765)     (27,112)
    Principal repayments on mortgage-backed securities held to maturity       104,429       91,999
    Additions to premises and equipment                                        (2,068)      (7,197)
    Redemption (purchase) of FHLB Stock                                         6,181            -
    Purchase of bank owned life insurance                                     (10,208)           -
                                                                            ---------    ---------

            Net cash provided by (used in) investing activities               (21,470)      50,200
                                                                            ---------    ---------
Cash flows from financing activities:
    Net (decrease) increase in deposits                                       (45,314)     (44,840)
    Repayment of FHLB advances                                                   (287)        (270)
    Net change in short-term borrowings from FHLB                                   -      (12,000)
    Increase (decrease) in advance payments by borrowers for taxes                 (6)        (198)
    Refund of common stock offering expenses                                        3            -
    Purchase of treasury stock of Kearny Financial Corp.                       (2,268)           -
    Dividends paid to minority stockholders of Kearny Financial Corp.          (1,964)           -
                                                                            ---------    ---------

            Net cash (used in) provided by financing activities             $ (49,836)   $ (57,308)
                                                                            ---------    ---------

See notes to consolidated financial statements.
                                       -5-

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                 ----------------------------------------------
                            (In Thousands, Unaudited)


                                                          Six Months Ended
                                                            December 31,
                                                       ----------------------
                                                         2005          2004
                                                       ---------    ---------

Net (decrease) increase in cash and cash equivalents   $ (66,971)   $    (577)
Cash and cash equivalents - beginning                    139,865       39,488
                                                       ---------    ---------

Cash and cash equivalents - ending                     $  72,894    $  38,911
                                                       =========    =========

Supplemental disclosures of cash flows information:
Cash paid during the year for:
        Income taxes, net of refunds                   $   4,302    $    (519)
                                                       =========    =========

        Interest                                       $  18,635    $  14,302
                                                       =========    =========

Supplemental disclosure of non-cash transactions:
    Cash dividend declared                             $   1,082    $       -
                                                       =========    =========

See notes to consolidated financial statements.
                                       -6-

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

2.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended December 31, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

In March 2004, the EITF reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For the Company, the effective date will be January 1, 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

3.  EARNINGS PER SHARE
----------------------

Basic earnings per share or EPS equals net income available to common stockholders divided by the weighted-average number of common shares outstanding. If potentially dilutive contracts exist such as stock options, or their equivalent, diluted EPS is also included, calculated using the treasury stock method. Using this approach, assume there was an exercise of an option at the beginning of the period, or date of grant, if later. Furthermore, assume that the proceeds received from the exercise of the option provide funds to buy treasury stock at the average market price for the period. Finally, assume that the exercise will only occur if the average market price of the underlying shares during the period is greater than the exercise price of the option. The weighted average number of common shares outstanding is increased by the number of shares assumed issued owing to the exercise of options, or their equivalent, reduced by the assumed treasury shares purchased.

Though the effective date of the Company's initial public offering was February 23, 2005, the presentation of basic and diluted EPS assumes the effective date of the transaction was July 1, 2004. The calculation of basic and diluted EPS includes the 30% of the outstanding shares sold to the public as well as the 70% of the outstanding shares held by Kearny MHC. The calculation excludes Kearny Federal Savings Bank Employee Stock Ownership Plan (the "ESOP") shares not allocated to participants or not committed for release for allocation to participants.

4.  DIVIDEND WAIVER
-------------------

During the quarter  ended  December 31, 2005,  the  federally  chartered  mutual holding company of the Company ("Kearny MHC"), waived its right, upon non-objection from the Office of Thrift Supervision ("OTS"), to receive cash dividends of $2,546,000 paid during the quarter and cash dividends of $2,546,000 declared during the quarter, on the shares of Company common stock it owns. Furthermore, OTS advised Kearny MHC that it would not object to dividend waivers for the quarters ending March 31, 2006, June 30, 2006 and September 30, 2006, provided OTS does not subsequently determine that the proposed waivers are detrimental to the safe and sound operation of the Bank.

5.  STOCK-BASED COMPENSATION
----------------------------

At the annual meeting held on October 24, 2005, stockholders of the Company approved the Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan. The plan authorizes the award of up to 3,564,137 shares as stock options and 1,425,655 shares as restricted stock awards. On October 24, 2005, non-employee directors received in aggregate 1,069,240 options and 427,696 shares of restricted stock. On December 5, 2005, certain officers of the Company and Bank received in aggregate 2,305,000 options and 910,000 shares of restricted stock.

The Company adopted SFAS 123R October 1, 2005 and will record stock compensation expense of approximately $26.5 million between the quarter ended December 31, 2005 through the quarter ending December 31, 2010 for stock awards outstanding as of December 31, 2005. Any additional impact that the adoption of this statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods and the assumptions on which the value of those share-based payments is based.

6.  STOCK REPURCHASE PLAN
-------------------------

On November 9, 2005, the Company announced that it received regulatory approval to begin the purchase of up to 1,425,655 shares or approximately 2% of the outstanding shares of its common stock in open market transactions for use in funding the Company's 2005 Stock Compensation and Incentive Plan previously approved by stockholders. In December 2005, the Company purchased 177,664 shares at a total cost of $2,268,000, or approximately $12.76 per share. Temporarily, the repurchased shares appear as treasury stock in the Consolidated Statement of Financial Condition as of December 31, 2005, pending completion of a trust arrangement to administer restricted stock awards granted under the 2005 Stock Compensation and Incentive Plan.

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

Comparison of Financial Condition at December 31, 2005 and June 30, 2005

Total assets decreased by $44.2 million, or 2.1%, to $2.06 billion at December 31, 2005, from $2.11 billion at June 30, 2005, due primarily to decreases in cash and cash equivalents, investment securities held to maturity and mortgage-backed securities held to maturity partially offset by an increase in loans receivable, net, and bank owned life insurance. Generally, cash and cash equivalents and cash flows from the securities portfolio funded loan originations and deposit outflows during the six months ended December 31, 2005.

Cash and cash equivalents decreased $67.0 million, or 47.9%, to $72.9 million at December 31, 2005, from $139.9 million at June 30, 2005. The Company continued to deploy the proceeds from its initial public offering completed in February 2005, primarily reinvesting cash and cash equivalents in the loan portfolio, purchasing additional bank owned life insurance and funding deposit outflows. During the six months ended December 31, 2005, the Company paid cash dividends for the first time to minority stockholders. The two quarterly dividends totaled $2.0 million.

The carrying value of securities available for sale decreased $6.9 million, or 20.5%, to $26.7 million at December 31, 2005, from $33.6 million at June 30, 2005. The decrease was due exclusively to the sale of a $6.9 million government income fund acquired during an earlier merger. Mark-to-market adjustments to other investments in the available for sale portfolio during the six months ended December 31, 2005 resulted in no change to their carrying value, compared to the value of the portfolio as of June 30, 2005.

Investment securities held to maturity decreased $8.3 million, or 1.8%, to $461.8 million at December 31, 2005, from $470.1 million at June 30, 2005. The decrease came primarily in the government agency notes and municipal bond categories, with the proceeds from maturing notes funding loan originations and deposit outflows during the six months ended December 31, 2005.

Loans receivable, net of deferred fees and the allowance for loan losses, increased $70.1 million, or 12.6%, to $628.1 million at December 31, 2005, from $558.0 million at June 30, 2005. The ratio of loans to deposits improved to 42.3% at December 31, 2005, from 36.5% at June 30, 2005. The increase came in one-to-four family mortgage loans, particularly first mortgages and home equity loans. There was also substantial growth in construction loans, including all three categories: one-to-four family, multi-family and non-residential. There was nominal growth in home equity lines of credit, non-residential mortgage loans and multi-family mortgage loans. Commercial business loans remained unchanged during the six months ended December 31, 2005.

Mortgage-backed securities held to maturity decreased $40.1 million, or 5.3%, to $718.0 million at December 31, 2005, from $758.1 million at June 30, 2005. Cash flows from monthly principal and interest payments funded loan originations and deposit outflows during the six months ended December 31, 2005. Though the mortgage-backed securities portfolio decreased overall, there were purchases totaling $64.8 million during the six months ended December 31, 2005. The purchases were for the most part adjustable rate, thus sacrificing higher yields on fixed rate securities in the short-term, for interest rate risk protection in the future.

Bank owned life insurance ("BOLI") increased $10.4 million to $14.4 million at December 31, 2005, from $4.0 million at June 30, 2005. Of the $10.4 million increase, $10.2 million resulted from the purchase of additional policies. The cash surrender value of the insurance increased $184,000 during the six months ended December 31, 2005.

Deposits decreased $45.3 million, or 3.0%, to $1.48 billion at December 31, 2005, from $1.53 billion at June 30, 2005. During the six months ended December 31, 2005, the Bank attempted to resist pressure to increase the rates it pays on deposits. Management's goal is to slow the increase in the cost of funds caused by a rise in market interest rates. The result of this strategy is the loss of deposits. The decrease was primarily in certificates of deposit. During the quarter ended June 30, 2005, the Bank reacted to competitive pressures in the market place by offering a premium short-term interest rate, which attracted new money in the form of certificates of deposit. However, the Bank retreated from that strategy during the two most recent quarters due to the negative effect on its cost of funds.

Federal Home Loan Bank advances decreased $287,000, to $61.4 million at December 31, 2005, from $61.7 million at June 30, 2005. The decrease resulted from scheduled monthly principal payments on amortizing advances.

Stockholders' equity increased $932,000, to $506.4 million at December 31, 2005, from $505.5 million at June 30, 2005. The increase resulted from net income recorded during the six months ended December 31, 2005, the release of unearned ESOP shares and transactions resulting from the stock option plan approved at the Company's annual meeting held in October 2005. There was a nominal decrease in accumulated other comprehensive income, due to a reduction in the carrying value, net of taxes, of the Company's available for sale portfolio. A cash dividend of $0.05 per share paid during the quarter ended September 30, 2005 and a cash dividend of $0.05 per share declared during the quarter ended December 31, 2005, plus 177,664 shares of treasury stock purchased in December 2005 partially offset the increase in stockholders' equity.

Comparison of Operating Results for the Three Months Ended December 31, 2005 and 2004

General. Net income for the quarter ended December 31, 2005 was $2.3 million, a decrease of $866,000, or 27.1%, from $3.2 million for the quarter ended December 31, 2004. The decrease in net income resulted from an increase in non-interest expense, particularly salaries and employee benefits, directors' compensation and miscellaneous expenses. A nominal decrease in net interest income and increase in the provision for loan losses also contributed to the decrease in net income.

Net Interest Income. Net interest income for the three months ended December 31, 2005 was $12.5 million, a decrease of $170,000, or 1.3%, compared to $12.7 million for the three months ended December 31, 2004. Despite a large decrease in the net interest rate spread and a smaller decrease in the net interest margin, a substantial increase in the ratio of average interest-earning assets to average interest-bearing liabilities helped interest income stay somewhat on pace with increasing interest expense, year-over-year.

The net interest rate spread decreased 60 basis points to 2.06% for the quarter ended December 31, 2005, from 2.66% for the quarter ended December 31, 2004. During the quarter ended December 31, 2005, interest-bearing liabilities continued to re-price faster than interest-earning assets. The cost of average interest-bearing liabilities increased 67 basis points, from 1.87% for the three months ended December 31, 2004, to 2.54% for the three months ended December 31, 2005. With respect to the two components of interest-bearing liabilities, the cost of borrowings increased faster than the cost of deposits, year-over-year. During the same period, the yield on average interest-earning assets increased seven basis points, to 4.60% for the quarter ended December 31, 2005, from 4.53% for the quarter ended December 31, 2004. The net interest margin decreased 28 basis points to 2.61% for the three months ended December 31, 2005, compared with 2.89% for the three months ended December 31, 2004.

The ratio of average interest-earning assets to average interest-bearing liabilities increased from 114.36% for the quarter ended December 31, 2004, to 127.69% for the quarter ended December 31, 2005. The primary reason for the increase in the ratio was the infusion of cash resulting from the Company's initial public offering completed in February 2005. During the current quarter, the Bank continued to deploy the proceeds from the Company's initial public offering, investing the cash primarily in loans receivable.

Interest Income. Total interest income increased $2.2 million, or 11.1%, to $22.0 million for the three months ended December 31, 2005, from $19.8 million for the three months ended December 31, 2004. Average interest-earning assets increased $160.0 million, or 9.1%, to $1.91 billion for the quarter ended December 31, 2005, from $1.75 billion for the quarter ended December 31, 2004. Management attributes the increase in interest income to a significant increase in average interest-earning assets, rather than an increase in the yield on average interest-earning assets, which was a nominal seven basis points. The largest increases came in the loans receivable, mortgage-backed securities held to maturity and other interest-earning assets, year-over-year, resulting from the infusion of cash from the Company's initial public offering.

Interest income on loans receivable increased $1.2 million, or 16.4%, to $8.5 million for the three months ended December 31, 2005, from $7.3 million for the three months ended December 31, 2004. The average balance of loans receivable increased $99.2 million, or 19.4%, to $611.2 million for the quarter ended December 31, 2005, from $512.0 million for the quarter ended December 31, 2004. The increase in interest income from loans receivable would have been greater, were it not for a 13 basis point decrease in the yield on average loans receivable to 5.59% for the quarter ended December 31, 2005, from 5.72% for the quarter ended December 31, 2004. A major marketing effort, which continued throughout 2005, contributed to the increase in the average balance of loans receivable. However, despite upward rate adjustments on adjustable rate and floating rate loans in the Bank's portfolio, the weighted average interest rate of recent loan originations continued to lag behind the weighted average interest rate of recent loans paid in full, contributing to a decrease in the yield on average loans receivable.

Interest  income  on  mortgage-backed  securities  held  to  maturity  increased
$120,000, virtually unchanged at $8.4 million for the three months ended December 31, 2005, compared to $8.3 million for the three months ended December 31, 2004. The average balance of mortgage-backed securities increased $20.6 million, or 2.9%, to $739.3 million for the quarter ended December 31, 2005, from $718.7 million for the quarter ended December 31, 2004. The yield on average mortgage-backed securities decreased to 4.55% for the three months ended December 31, 2005, from 4.62% for the three months ended December 31, 2004. The increase in the average balance of mortgage-backed securities, year-over-year, resulted from reinvestment of monthly principal and interest payments and deployment of cash and cash equivalents into new mortgage-backed securities. The decrease in yield resulted from the reinvestment of monthly principal payments from higher coupon mortgage-backed securities into new securities, which occurred in a relatively lower interest rate environment. The purchases were for the most part adjustable rate, thus sacrificing higher yields on fixed rate securities in the short-term, for interest rate risk protection in the future.

Interest income on investment securities available for sale and held to maturity increased $245,000, or 6.0%, to $4.3 million for the quarter ended December 31, 2005, from $4.1 million for the quarter ended December 31, 2004. The average balance of investment securities remained virtually unchanged at $488.5 million for the quarter ended December 31, 2005, compared to $488.2 million for the prior year, due to the reinvestment of cash from maturing securities back into the portfolio, primarily in the tax-exempt category. The yield improved from 3.35% for the three months ended December 31, 2004, to 3.54% for the three months ended December 31, 2005. The higher yield resulted from the reinvestment of maturing short-term government agency notes in tax-exempt municipal bonds featuring nominally higher coupons as well as higher tax equivalent yields.

Interest income on other interest-earning assets increased to $705,000 for the quarter ended December 31, 2005, from $130,000 for the quarter ended December 31, 2004. This was a result of a $40.0 million increase in the average balance of other interest-earning assets to $71.9 million for the three months ended December 31, 2005, from $31.9 million for the three months ended December 31, 2004. The average balance of other interest-earning assets increased due to the increase in interest-earning deposits, the primary component of other interest-earning assets, partially offset by a decrease in FHLB capital stock. Interest-earning deposits increased due to the proceeds from the initial public offering completed in February 2005, while FHLB capital stock decreased due to a repurchase by FHLB to meet regulatory requirements. There was a 229 basis point increase in the yield on average other interest-earning assets to 3.92% for the quarter ended December 31, 2005, from 1.63% for the quarter ended December 31, 2004, due to rising short-term interest rates.

Interest Expense. Total interest expense increased $2.3 million, or 31.9%, to $9.5 million for the three months ended December 31, 2005, from $7.2 million for the three months ended December 31, 2004. The increase resulted primarily from an increase in the cost of average interest-bearing liabilities, partially offset by a decrease in the average balance of interest-bearing liabilities. There was a 67 basis point increase in the cost of average interest-bearing liabilities to 2.54% for the three months ended December 31, 2005, from 1.87%, for the three months ended December 31, 2004. The average balance of interest-bearing liabilities decreased $34.5 million, or 2.3%, to $1.50 billion for the quarter ended December 31, 2005, from $1.53 billion for the quarter ended December 31, 2004.

Interest expense on deposits increased $2.5 million, or 40.3%, to $8.7 million for the three months ended December 31, 2005, from $6.2 million for the three months ended December 31, 2004. The increase resulted primarily from an increase in the cost of average interest-bearing deposits, which more than offset a decrease in the average balance of interest-bearing deposits. The cost of average interest-bearing deposits increased 70 basis points to 2.41% for the quarter ended December 31, 2005, from 1.71% for the quarter ended December 31, 2004. The average balance of interest-bearing deposits decreased $13.0 million, to $1.44 billion for the three months ended December 31, 2005, from $1.45 billion for the three months ended December 31, 2004. Management's goal is to slow the increase in the cost of funds caused by a rise in market interest rates. The result of this strategy is a loss of deposits. The decrease was primarily in certificates of deposit. During the quarter ended June 30, 2005, the Bank reacted to competitive pressures in the market place by offering a premium short-term interest rate, which attracted new money in the form of certificates of deposit. However, the Bank retreated from that strategy during the two most recent quarters due to the negative effect on its cost of funds.

Interest expense on Federal Home Loan Bank advances decreased $131,000, or 13.3%, to $857,000 for the quarter ended December 31, 2005, from $988,000 for the quarter ended December 31, 2004. The average balance decreased $21.5 million, or 25.9%, to $61.5 million for the three months ended December 31, 2005, from $83.0 million for the three months ended December 31, 2004, which was more than enough to offset an increase in the cost of average borrowings. The cost of average borrowings increased 82 basis points to 5.58% from 4.76%, year-over-year. The decrease in the average balance resulted from the repayment of short-term advances obtained to fund the purchase of securities, subsequently paid off with proceeds from the initial public offering completed in February 2005. The cost of average borrowings increased due to the repayment of the short-term, low cost advances, leaving mostly higher rate long-term advances on the Bank's books.

Provision for Loan Losses. The provision for loan losses increased $98,000, to $64,000 for the quarter ended December 31, 2005, from a $34,000 reduction recorded during the quarter ended December 31, 2004. Management attributes the increase primarily to growth in the loan portfolio. Total loans increased to $632.7 million at December 31, 2005, from $562.6 million at June 30, 2005. Non-performing loans were $1.2 million, or 0.19% of total loans at December 31, 2005, as compared to $1.9 million, or 0.34% of total loans at June 30, 2005. The allowance for loan losses as a percentage of gross loans outstanding was 0.88% at December 31, 2005 and 0.96% at June 30, 2005, reflecting allowance balances of $5.6 million and $5.4 million, respectively. The allowance for loan losses was $5.3 million at December 31, 2004.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. We maintained the allowance for loan losses as of December 31, 2005 at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income attributed to fees, service charges and miscellaneous income increased $207,000, to $617,000 for the three months ended December 31, 2005, compared to $410,000 for the three months ended December 31, 2004. The increase in non-interest income attributed to fees, service charges and miscellaneous income was due primarily to income of $95,000 realized from additional bank owned life insurance purchased during the two most recent quarters, a non-recurring mortgage prepayment penalty of $73,000 and increased fee income from the Bank's retail branch system.

There was no income from gains on the sale of securities during the quarter ended December 31, 2005 or December 31, 2004.

Non-Interest Expense. Total non-interest expense increased $1.3 million, or 14.8%, to $10.1 million for the three months ended December 31, 2005, from $8.8 million for the three months ended December 31, 2004. The increase consisted primarily of an increase in salaries and employee benefits, directors' compensation, nominal increases in equipment expense and advertising expense and higher miscellaneous expenses.

Salaries and employee benefits increased $418,000, or 7.9%, to $5.8 million for the quarter ended December 31, 2005, compared to $5.3 million for the quarter ended December 31, 2004. Management attributes the increase primarily to stock benefit plans approved at the Company's first annual meeting held in October 2005, which resulted in an expense of $280,000. Compensation expense was virtually flat, while other employee benefits including health insurance increased $109,000, year-over-year. Pension expense decreased $433,000 from the earlier quarter, when the Bank recorded a special charge due to actuarial adjustments resulting from lower than expected investment returns on plan assets and higher required contributions resulting from the incremental effect of normal salary increases. The quarter ended December 31, 2005 contained employee stock ownership plan ("ESOP") compensation expense of $440,000, while the quarter ended December 31, 2004 did not include this expense category. The Bank established the ESOP during the initial public offering completed in February 2005, purchasing 1.7 million shares in the IPO.

An increase of $136,000, year-over-year, in equipment expense resulted from higher depreciation expense and increased costs related to data processing, including system risk assessment and intrusion protection, ATM support and Internet banking. Depreciation expense increased due primarily to new furniture, fixtures and equipment located in the Company's headquarters building.

Advertising expense increased $90,000, compared to the earlier quarter, due to an extensive advertising campaign associated with the grand opening of the Bank's 26th retail branch office in Lanoka Harbor, New Jersey.

Directors' compensation increased $352,000, to $582,000 during the quarter ended December 31, 2005, from $230,000 in the quarter ended December 31, 2004. The increase resulted primarily from stock benefit plans approved at the Company's annual meeting, with an expense recorded of $295,000. Other fees, including an expense attributed to a directors' incentive compensation plan, increased $57,000.

Miscellaneous expenses increased $312,000, or 33.4%, to $1.2 million for the quarter ended December 31, 2005, compared to $935,000 for the quarter ended December 31, 2004. Miscellaneous expenses included professional fees consisting of legal expense and audit and accounting services expense, which increased $75,000 and $103,000, respectively, and expenses of $95,000 attributed to the Company's annual meeting. These expenses were in large part due to becoming a public company during the months between reporting periods. All other elements of non-interest expense totaled $1.1 million for the three months ended December 31, 2005; an increase of $63,000, or 6.3%, from $1.0 million for the three months ended December 31, 2004.

Provision for Income Taxes. The provision for income taxes decreased $566,000, or 51.5%, to $577,000 for the quarter ended December 31, 2005, from $1.1 million for the quarter ended December 31, 2004. The effective income tax rate was 19.9% for the three months ended December 31, 2005, as compared to 26.4% for the three months ended December 31, 2004. There was a decrease in pre-tax income of $1.4 million, or 32.6%, to $2.9 million for the quarter ended December 31, 2005, from $4.3 million for the quarter ended December 31, 2004. Management attributes the lower effective income tax rate to tax management strategies, including investing in bank-qualified tax-exempt municipal bonds and transferring investment securities held to maturity and mortgage-backed securities held to maturity to a New Jersey investment company subsidiary, Kearny Federal Investment Corp., a wholly owned subsidiary of the Bank, which commenced operations in July 2004. During the quarter ended December 31, 2005, the Company recorded adjustments attributed to filing its federal and state income tax returns for the year ended June 30, 2005, reducing tax expense by $81,000, which was another factor in the decrease of its effective tax rate.

Comparison of Operating Results for the Six Months Ended December 31, 2005 and 2004

General. Net income for the six months ended December 31, 2005 was $5.3 million, a decrease of $1.7 million, or 24.3%, from $7.0 million for the six months ended December 31, 2004. The decrease in net income resulted from an increase in non-interest expense, particularly salaries and employee benefits, and directors' compensation, and to a lesser degree, net occupancy expense of premises, equipment expense, advertising expense and miscellaneous expenses. A nominal decrease in net interest income and increase in the provision for loan losses also contributed to the decrease in net income.

Net Interest Income. A flattening Treasury yield curve during the twelve months between December 31, 2004 and December 31, 2005 hindered the Bank's efforts to offset increasing interest expense. Net interest income for the six months ended December 31, 2005 was $25.3 million, a decrease of $161,000, or 0.6%, compared to $25.5 million for the six months ended December 31, 2004. A substantial increase in the ratio of average interest-earning assets to interest-bearing liabilities offset a large decrease in the net interest rate spread and a smaller decrease in the net interest margin. As a result, interest income lost ground to interest expense, year-over-year.

The net interest rate spread decreased 56 basis points to 2.09% for the six months ended December 31, 2005, from 2.65% for the six months ended December 31, 2004. Interest rate sensitivity during the six months ended December 31, 2005, compared to the six months ending December 31, 2004, reflected a widening negative gap, with interest-bearing liabilities re-pricing faster than interest-earning assets. The cost of average interest-bearing liabilities increased 62 basis points, from 1.85% for the six months ended December 31, 2004, to 2.47% for the six months ended December 31, 2005. With respect to the two components of interest-bearing liabilities, the cost of borrowings increased faster than the cost of deposits, year-over-year. During the same period, the yield on average interest-earning assets increased six basis points, to 4.56% for the six months ended December 31, 2005, from 4.50% for the six months ended December 31, 2004. The net interest margin decreased 26 basis points to 2.62% for the six months ended December 31, 2005, compared with 2.88% for the six months ended December 31, 2004.

The ratio of average interest-earning assets to average interest-bearing liabilities increased from 114.27% for the six months ended December 31, 2004, to 127.70% for the six months ended December 31, 2005. The primary reason for the increase in the ratio was the infusion of cash resulting from the Company's initial public offering completed in February 2005. Between the comparative periods, including the six months ended December 31, 2005, the Bank focused on deploying the proceeds from the Company's initial public offering, primarily in loans receivable.

Interest Income. Total interest income increased $4.3 million, or 10.8%, to $44.0 million for the six months ended December 31, 2005, from $39.7 million for the six months ended December 31, 2004. Average interest-earning assets increased $162.6 million, or 9.2%, to $1.93 billion for the six months ended December 31, 2005, from $1.77 billion for the six months ended December 31, 2004. A significant increase in average interest-earning assets, rather than an increase in the yield on average interest-earning assets, provided the stimulus for the growth of interest income. There was growth, year-over-year, in the average balances of all interest-earning asset categories: most notably in loans receivable, and to a lesser degree in mortgage-backed securities held to maturity, investment securities available for sale and held to maturity and other interest-earning assets. Generally, the growth resulted primarily from the infusion of cash from the Company's initial public offering.

Interest income on loans receivable increased $2.2 million, or 15.2%, to $16.7 million for the six months ended December 31, 2005, from $14.5 million for the six months ended December 31, 2004. The average balance of loans receivable increased $82.6 million, or 16.2%, to $594.0 million for the six months ended December 31, 2005, from $511.4 million for the six months ended December 31, 2004. There was a four basis point decrease in the yield on average loans receivable to 5.61% for the six months ended December 31, 2005, from 5.65% for the six months ended December 31, 2004. Early in 2005, the Bank launched a major marketing effort that continued throughout the year, designed to take advantage of a strong housing market. This marketing program significantly boosted loan originations, which contributed to the increase in the average balance of loans receivable. However, the weighted average interest rate of loan originations during the year was lower than the weighted average interest rate of loans paid in full, causing a decrease in the yield on average loans receivable.

Interest income on mortgage-backed securities held to maturity increased a nominal $39,000, virtually unchanged at $17.0 million for the six months ended December 31, 2005, compared to $16.9 million for the six months ended December 31, 2004. The average balance of mortgage-backed securities increased $11.5 million, or 1.6%, to $748.4 million for the six months ended December 31, 2005, from $736.9 million for the six months ended December 31, 2004. The yield on average mortgage-backed securities decreased to 4.54% for the six months ended December 31, 2005, from 4.60% for the six months ended December 31, 2004. The increase in the average balance of mortgage-backed securities, year-over-year, resulted from reinvestment of monthly principal and interest payments into new mortgage-backed securities. The decrease in yield resulted from the reinvestment of monthly principal payments from higher coupon mortgage-backed securities into new securities, which occurred in a relatively lower interest rate environment. Generally, additions to the portfolio were adjustable rate, due to management's concerns about rising interest rates. By sacrificing higher yields on fixed rate securities in the short-term, the Bank gained some interest rate risk protection in the portfolio for the future.

Interest income on investment securities available for sale and held to maturity increased $597,000, or 7.4%, to $8.7 million for the six months ended December 31, 2005, from $8.1 million for the six months ended December 31, 2004. The average balance of investment securities increased $10 million, or 2.1%, to $495.1 million for the six months ended December 31, 2005, compared to $485.1 million during the prior year. The yield improved from 3.34% for the six months ended December 31, 2004, to 3.51% for the six months ended December 31, 2005. The increase in the average balance of investment securities, year-over-year, resulted from the reinvestment of cash from maturing securities back into the portfolio, supplemented by the deployment of cash and cash equivalents. Purchases were primarily in the tax-exempt category. The higher yield resulted from the reinvestment of maturing short-term government agency notes in tax-exempt municipal bonds featuring nominally higher coupons as well as higher tax equivalent yields.

Interest income on other interest-earning assets increased to $1.6 million for the six months ended December 31, 2005, from $245,000 for the six months ended December 31, 2004. This was a result of a $58.5 million increase in the average balance of other interest-earning assets to $91.7 million for the six months ended December 31, 2005, from $33.2 million for the six months ended December 31, 2004. The average balance of other interest-earning assets increased due to the increase in interest-earning deposits, which consisted of cash received from the initial public offering completed in February 2005. There was a nominal decrease of $1.0 million in the average balance of FHLB capital stock, another component of interest-earning assets, which decreased due to a repurchase by FHLB to meet regulatory requirements. There was a 208 basis point increase in the yield on average other interest-earning assets to 3.55% for the six months ended December 31, 2005, from 1.47% for the six months ended December 31, 2004, due to rising short-term interest rates.

Interest Expense. Total interest expense increased $4.4 million, or 30.8%, to $18.7 million for the six months ended December 31, 2005, from $14.3 million for the six months ended December 31, 2004. The increase resulted primarily from an increase in the cost of average interest-bearing liabilities, partially offset by a decrease in the average balance of interest-bearing liabilities. There was a 62 basis point increase in the cost of average interest-bearing liabilities to 2.47% for the six months ended December 31, 2005, from 1.85%, for the six months ended December 31, 2004. The average balance of interest-bearing liabilities decreased $35.3 million, or 2.3%, to $1.51 billion for the six months ended December 31, 2005, from $1.55 billion for the six months ended December 31, 2004.

Interest expense on deposits increased $4.6 million, or 37.4%, to $16.9 million for the six months ended December 31, 2005, from $12.3 million for the six months ended December 31, 2004. The increase resulted primarily from an increase in the cost of average interest-bearing deposits, partially offset by a decrease in the average balance of interest-bearing deposits. The cost of average interest-bearing deposits increased 66 basis points to 2.34% for the six months ended December 31, 2005, from 1.68% for the six months ended December 31, 2004. The average balance of interest-bearing deposits decreased $12.9 million, to $1.45 billion for the six months ended December 31, 2005, from $1.46 billion for the six months ended December 31, 2004. During the quarter ended June 30, 2005, the Bank reacted to competitive pressures in the market place by offering a premium short-term interest rate, which attracted new money in the form of certificates of deposit. However, the Bank retreated from that strategy during the two most recent quarters due to the negative effect on its cost of funds. Management's goal is to slow the increase in the cost of funds caused by a rise in market interest rates, but a result of this strategy is a loss of deposits. The decrease was primarily in certificates of deposit, year-over-year.

Interest expense on Federal Home Loan Bank advances decreased $251,000, or 12.6%, to $1.7 million for the six months ended December 31, 2005, from $2.0 million for the six months ended December 31, 2004. The average balance decreased $22.4 million, or 26.5%, to $62.1 million for the six months ended

December 31, 2005, from $84.5 million for the six months ended December 31, 2004, which was more than enough to offset an increase in the cost of average borrowings. The cost of average borrowings increased 88 basis points to 5.56% from 4.68%, year-over-year. The decrease in the average balance resulted from the repayment of short-term advances obtained to fund the purchase of securities, subsequently paid off with proceeds from the initial public offering completed in February 2005, plus scheduled monthly principal payments on amortizing advances. The cost of average borrowings increased due to the repayment of the short-term, low cost advances, leaving mostly higher rate long-term advances on the Bank's books.

Provision for Loan Losses. The provision for loan losses increased $22,000, to $139,000 for the six months ended December 31, 2005, from $117,000 recorded during the six months ended December 31, 2004. Management attributes the increase primarily to growth in the loan portfolio between the two periods. Total loans increased to $632.7 million at December 31, 2005, from $562.6 million at June 30, 2005. Non-performing loans were $1.2 million, or 0.19% of total loans at December 31, 2005, as compared to $1.9 million, or 0.34% of total loans at June 30, 2005. The allowance for loan losses as a percentage of gross loans outstanding was 0.88% at December 31, 2005 and 0.96% at June 30, 2005, reflecting allowance balances of $5.6 million and $5.4 million, respectively. The allowance for loan losses was $5.3 million at December 31, 2004.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. We maintained the allowance for loan losses as of December 31, 2005 at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income attributed to fees, service charges and miscellaneous income increased $291,000, to $1.1 million for the six months ended December 31, 2005, from $833,000 for the six months ended December 31, 2004. The increase in non-interest income attributed to fees, service charges and miscellaneous income was due primarily to income of $132,000 realized from additional bank owned life insurance purchased during the quarters ended September 30 and December 31, 2005, a non-recurring mortgage prepayment penalty of $73,000 and increased fee income from the Bank's retail branch system.

There was non-interest income from gains on the sale securities of $86,000 during the six months ended December 31, 2005, compared to non-interest income from gains on the sale of securities of $71,000 during the six months ended December 31, 2004.

Non-Interest Expense. Total non-interest expense increased $2.9 million, or 17.5%, to $19.5 million for the six months ended December 31, 2005, from $16.6 million for the six months ended December 31, 2004. The increase consisted primarily of an increase in salaries and employee benefits, net occupancy expense of premises, equipment expense, advertising expense, directors' compensation and miscellaneous expenses.

Salaries and employee benefits increased $1.4 million, or 14.0%, to $11.4 million for the six months ended December 31, 2005, compared to $10.0 million for the six months ended December 31, 2004. Management attributes the increase primarily to stock benefit plans approved at the Company's first annual meeting held in October 2005, which resulted in an expense of $280,000 and employee stock ownership plan ("ESOP") compensation expense of $877,000. The Bank established the ESOP during the initial public offering completed in February 2005, purchasing 1.7 million shares in the IPO. Compensation expense increased $453,000, year-over-year, due to normal salary increases and additional personnel hired to staff the Bank's 26th retail branch office, which opened in Lanoka Harbor, New Jersey. Other employee benefits expense including employee health insurance increased $198,000, year-over-year. Pension expense decreased $473,000 from the earlier reporting period, when the Bank recorded a special charge due to actuarial adjustments resulting from lower than expected investment returns on plan assets and higher required contributions resulting from the incremental effect of normal salary increases.

Net occupancy expense of premises increased $315,000 to $1.7 million during the six months ended December 31, 2005. Management attributes most of the increase to repairs and maintenance expense and utilities expense associated with the operation of the Bank's retail branch system. An increase in depreciation expense resulted from the Company's headquarters building in Fairfield, New Jersey, which the Bank's personnel did not occupy until late in 2004. Late in 2005, the Bank began leasing space to a tenant, located in the building housing its Springfield, New Jersey retail branch office, which will help mitigate the cost of operating that location. The Bank may lease other surplus space to tenants in the future.

An increase of $314,000, year-over-year, in equipment expense resulted from higher depreciation expense and increased costs related to data processing, including system risk assessment and intrusion protection, ATM support and Internet banking. Depreciation expense increased due primarily to new furniture, fixtures and equipment located in the Company's headquarters building.

Advertising expense increased $134,000, compared to the earlier period, due to an extensive advertising campaign associated with the grand opening of the Bank's 26th retail branch office in Lanoka Harbor, New Jersey. The Bank also conducted a yearlong marketing campaign to increase its loan originations.

Directors' compensation increased $365,000, to $812,000 during the six months ended December 31, 2005, from $447,000 in the six months ended December 31, 2004. The increase resulted primarily from stock benefit plans approved at the Company's annual meeting, with an expense recorded of $295,000. Other fees, including an expense attributed to a directors' incentive compensation plan, increased $70,000.

Miscellaneous expenses increased $472,000, or 26.2%, to $2.2 million for the six months ended December 31, 2005, compared to $1.8 million for the six months ended December 31, 2004. Miscellaneous expenses included professional fees consisting of legal expense and audit and accounting services expense, which increased $101,000 and $174,000, respectively, and expenses of $95,000 attributed to the Company's annual meeting. These expenses were in large part due to becoming a public company during the months between reporting periods. Audit and accounting services expense includes expenditures to assist the Company in preparing for compliance with Sarbanes-Oxley Section 404 in June 2006. All other elements of non-interest expense totaled $588,000 for the six months ended December 31, 2005; a decrease of $9,000, or 0.21%, from $597,000 for the six months ended December 31, 2004.

Provision for Income Taxes. The provision for income taxes decreased $1.1 million, or 40.7%, to $1.6 million for the six months ended December 31, 2005, from $2.7 million for the six months ended December 31, 2004. The effective income tax rate was 22.8% for the six months ended December 31, 2005, as compared to 27.9% for the six months ended December 31, 2004. There was a decrease in pre-tax income of $2.8 million, or 28.9%, to $6.9 million for the six months ended December 31, 2005, from $9.7 million for the six months ended December 31, 2004. Management attributes the lower effective income tax rate to tax management strategies, including investing in bank-qualified tax-exempt municipal bonds and transferring investment securities held to maturity and mortgage-backed securities held to maturity to a New Jersey investment company subsidiary, Kearny Federal Investment Corp., a wholly owned subsidiary of the Bank, which commenced operations in July 2004. During the six months ended December 31, 2005, the Company recorded adjustments attributed to filing its federal and state income tax returns for the year ended June 30, 2005, reducing tax expense by $81,000, which was another factor in the decrease of its effective tax rate.

Liquidity and Capital Resources

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank attempts to maintain adequate but not excessive liquidity, and liquidity management is both a daily and long-term function of business management.

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At December 31, 2005, the Bank had outstanding commitments to originate loans of $70.8 million, construction loans in process of $18.4 million and unused lines of credit of $27.3 million. Certificates of deposit increased during the quarter ended June 30, 2005, due to a promotional short-term rate offered by the Bank to its depositors. Deposits, primarily certificates of deposit, decreased in the quarters ended September 30, 2005 and December 31, 2005 as the Bank intentionally slowed increases in the rates it pays on deposits relative to the pace of rising market interest rates. Certificates of deposit scheduled to mature in one year or less at December 31, 2005, totaled $716.1 million.

While deposits are the Bank's primary source of funds, the Bank also generates cash through borrowings from the Federal Home Loan Bank of New York (the "FHLB"). At December 31, 2005, advances from the FHLB amounted to $61.4 million. The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit or by taking additional long-term or short-term advances. As a result of continued strong loan demand and continued deposit outflows, the Bank began utilizing the FHLB overnight line of credit during the quarter ending March 31, 2006.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2005, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision (the "OTS").

The following table sets forth the Bank's capital position at December 31, 2005, as compared to the minimum regulatory capital requirements:

                                                December 31, 2005 (Unaudited)
                                  -------------------------------------------------------------
                                                                                To Be Well
                                                                             Capitalized Under
                                                        Minimum Capital      Prompt Corrective
                                       Actual            Requirements        Action Provisions
                                  ----------------   ---------------------  -------------------
                                   Amount   Ratio       Amount     Ratio       Amount    Ratio
                                  -------------------------------------------------------------
                                                        (In Thousands)
Total Capital
  (to risk-weighted assets)       371,989   49.76%    $ 59,809      8.00%    $ 74,762    10.00%

Tier 1 Capital
  (to risk-weighted assets)       362,728   48.52%           -         -     $ 44,857     6.00%

Core (Tier 1) Capital
  (to adjusted total assets)      362,728   18.78%    $ 57,957      3.00%    $ 96,596     5.00%

Tangible Capital
  (to adjusted total assets)      362,728   18.78%    $ 28,979      1.50%           -        -


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

Quantitative Analysis. Management using the OTS model, which estimates the change in the Bank's net portfolio value (the "NPV") over a range of interest rate scenarios, monitors the Bank's interest rate sensitivity. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. OTS defines the NPV ratio, under any interest rate scenario, as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of September 30, 2005, the most recent date for which the Bank has received the Bank's NPV as calculated by the OTS. Management does not believe that there has been a material adverse change in the Bank's interest rate risk during the three months ended December 31, 2005.

                                    At September 30, 2005
                      ----------------------------------------------------------
                                                  Net Portfolio Value
                       Net Portfolio Value     as % of Present Value of Assets
                      ---------------------  -----------------------------------
                                                       Net Portfolio Basis Point
   Changes in Rates   $ Amount    $ Change   % Change   Value Ratio    Change
-------------------   --------    --------   --------   ---------     --------
                        (In Thousands)
       +300 bp         307,581    -137,422       -31%      16.45%      -551 bp
       +200 bp         354,153     -90,849       -20%      18.42%      -354 bp
       +100 bp         400,710     -44,292       -10%      20.28%      -167 bp
          0 bp         445,003           -         -       21.96%         -
       -100 bp         480,096     +35,093        +8%      23.20%      +124 bp
       -200 bp         499,560     +54,557       +12%      23.81%      +186 bp

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

                                     PART II


ITEM 1.        Legal Proceedings
               -----------------

               At December 31, 2005, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

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

ITEM 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               The Annual Meeting of Stockholders (the "Meeting") of the Company was held on October 24, 2005. There were outstanding and entitled to vote at the Meeting 72,737,500 shares of Common Stock of the Company, including 50,916,250 shares held by Kearny MHC, the mutual holding company parent of the Company that holds 70% of the outstanding stock. Kearny MHC voted its shares in favor of all proposals. There were present at the meeting or by proxy the holders of 69,227,748 shares of Common Stock representing 95.2% of the total eligible votes to be cast. Proposal 1 was to elect three directors of the Company. Proposal 2 was to approve the Company's 2005 Stock Compensation and Incentive Plan. Proposal 3 was to ratify the appointment of the independent auditor for the fiscal year ending June 30, 2006. The result of the voting at the Meeting is as follows:

               Proposal 1:
               Joseph P. Mazza        FOR: 67,051,976     WITHHELD: 2,175,772
               John F. Regan          FOR: 67,052,319     WITHHELD: 2,175,429
               Theodore J. Aanensen   FOR: 67,340,353     WITHHELD: 1,887,395
               Leopold W. Montanaro   FOR: 67,336,612     WITHHELD: 1,891,136

               Proposal 2:
               Approval of the Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan.

                                      FOR:       59,715,088
                                      AGAINST:    1,157,301
                                      ABSTAIN:       86,795

               Proposal 3:
               Ratification of the appointment of Beard Miller Company LLP as independent auditor.

                                      FOR:       68,725,877
                                      AGAINST:      450,111
                                      ABSTAIN:       51,760

ITEM 5.        Other Information
               -----------------

               None.

ITEM 6.        Exhibits
               --------

               The following Exhibits are filed as part of this report:

                    3.1     Charter of Kearny Financial Corp. (1)
                    3.2     By-laws of Kearny Financial Corp. (1)
                    4.0     Specimen Common Stock Certificate of Kearny Financial Corp. (1)
                   10.1     Employment Agreement between Kearny Federal Savings Bank and John N. Hopkins (1)
                   10.2     Employment Agreement between Kearny Federal Savings Bank and Allan Beardslee (1)
                   10.3     Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (1)
                   10.4     Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (1)
                   10.5     Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (1)
                   10.6     Employment Agreement between Kearny Federal Savings Bank and Erika Sacher Parisi (1)
                   10.7     Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (1)
                   10.8     Directors Consultation and Retirement Plan (1)
                   10.9     Benefit Equalization Plan (1)
                   10.10    Benefit Equalization Plan for Employee Stock Ownership Plan (1)
                   10.11    2005 Stock Compensation and Incentive Plan (2)
                   11.0     Statements re: computation of per share earnings (Filed herewith).
                   31.0     Rule 13a-14(a)/15d-14(a) Certifications (Filed herewith).
                   32.0     Section 1350 Certifications (Filed herewith).

                ----------------------------------------------------------------
               (1)  Incorporated by reference to the identically numbered exhibit to the
                    Registrant's Registration Statement on Form S-1 (File No. 333-118815).

               (2) Incorporated by reference to the Registrant's definitive proxy statement filed September 30, 2005 (File No. 000-51093).

                                   SIGNATURES
                                   ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.



                                        KEARNY FINANCIAL CORP.

Date:    February 14, 2006     By:      /s/ John N. Hopkins
         -----------------              ----------------------------------------
                                        John N. Hopkins
                                        President and Chief Executive Officer
                                        (Duly authorized officer and principal
                                        executive officer)

Date:    February 14, 2006     By:      /s/ Albert E. Gossweiler
         -----------------              ----------------------------------------
                                        Albert E. Gossweiler
                                        Senior Vice President and Chief
                                        Financial Officer
                                       (Principal financial officer)