Form 10-Q
period 2006-03-31
Kearny Financial Corp.
filed 2006-05-15
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
---------    EXCHANGE ACT OF 1934


    For the quarterly period ended               March 31, 2006
                                    --------------------------------------------

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

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).  Yes    No X

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 15, 2006.

          $0.10 par value common stock - 72,737,500 shares outstanding

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition
               at March 31, 2006 and June 30, 2005 (Unaudited)                               1

               Consolidated Statements of Income for the Three Months and Nine
               Months Ended March 31, 2006 and 2005 (Unaudited)                            2-3

               Consolidated Statements of Comprehensive Income for the Three
               Months and Nine Months Ended March 31, 2006 and 2005 (Unaudited)              4

               Consolidated Statements of Cash Flows for the Nine Months
               Ended March 31, 2006 and 2005 (Unaudited)                                   5-6

               Notes to Consolidated Financial Statements                                 7-10

      Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                             11-23

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk                 24-25

      Item 4:  Controls and Procedures                                                      26


PART II - OTHER INFORMATION                                                              27-28


SIGNATURES                                                                                  29


                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                            (In Thousands, Unaudited)

                                                                         March 31,      June 30,
                                                                           2006           2005
                                                                       -----------    -----------
Assets
------

Cash and amounts due from depository institutions                      $    19,531    $    16,683
Interest-bearing deposits in other banks                                   258,830        123,182
                                                                       -----------    -----------

        Cash and cash equivalents                                          278,361        139,865

Securities available for sale                                               18,279         33,591
Investment securities held to maturity                                     210,818        470,098
Loans receivable, including net deferred loan costs of $997 and $815       668,382        563,434
  Less: Allowance for loan losses                                           (5,649)        (5,416)
                                                                       -----------    -----------
  Loans receivable, net                                                    662,733        558,018
                                                                       -----------    -----------
Mortgage-backed securities held to maturity                                709,388        758,121
Premises and equipment                                                      36,125         34,977
Federal Home Loan Bank of New York stock ("FHLB")                            5,174         11,361
Interest receivable                                                          8,191         10,430
Goodwill                                                                    82,263         82,263
Bank Owned Life Insurance                                                   14,500          3,981
Other assets                                                                 8,361          4,300
                                                                       -----------    -----------

        Total assets                                                   $ 2,034,193    $ 2,107,005
                                                                       ===========    ===========

Liabilities and stockholders' equity
------------------------------------

Liabilities
-----------

Deposits:
  Non-interest bearing                                                 $    57,336    $    56,142
  Interest bearing                                                       1,401,499      1,472,635
                                                                       -----------    -----------

        Total deposits                                                   1,458,835      1,528,777

Advances from FHLB                                                          61,254         61,687
Advance payments by borrowers for taxes                                      5,051          4,627
Other liabilities                                                            6,055          6,432
                                                                       -----------    -----------

        Total liabilities                                                1,531,195      1,601,523
                                                                       -----------    -----------

Stockholders' equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none
  issued and outstanding                                                         -              -
Common stock $0.10 par value, 75,000,000 shares authorized;
  72,737,500 and 72,737,500 issued and outstanding                           7,274          7,274
Paid in capital                                                            208,747        207,838
Retained earnings - substantially restricted                               305,798        301,857
Unearned Employee Stock Ownership Plan shares                              (15,881)       (16,972)
Unearned Incentive Plan stock                                               (2,819)             -
Accumulated other comprehensive income                                        (121)         5,485
                                                                       -----------    -----------

        Total stockholders' equity                                         502,998        505,482
                                                                       -----------    -----------

        Total liabilities and stockholders' equity                     $ 2,034,193    $ 2,107,005
                                                                       ===========    ===========

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                (In Thousands, Except Per Share Data, Unaudited)

                                         Three Months Ended      Nine Months Ended
                                             March 31,              March 31,
                                        -------------------     ------------------
                                          2006       2005        2006       2005
                                        --------   --------    --------   --------
Interest income:
    Loans                               $  9,109   $  7,188    $ 25,774   $ 21,641
    Mortgage-backed securities             8,253      8,342      25,239     25,289
    Investment and available for sale
      securities                           3,228      4,122      11,919     12,217
    Other interest earning assets          1,866      1,424       3,490      1,670
                                        --------   --------    --------   --------

        Total interest income             22,456     21,076      66,422     60,817
                                        --------   --------    --------   --------
Interest expense:
    Deposits                               8,759      6,739      25,696     19,037
    Borrowings                             1,005      1,025       2,733      3,004
                                        --------   --------    --------   --------

        Total interest expense             9,764      7,764      28,429     22,041
                                        --------   --------    --------   --------

Net interest income                       12,692     13,312      37,993     38,776
Provision for loan losses                    106       (110)        245          7
                                        --------   --------    --------   --------

Net interest income after provision
  for loan losses                         12,586     13,422      37,748     38,769
                                        --------   --------    --------   --------

Non-interest income:
    Fees and service charges                 225        246         791        702
    Gain on the sale of available for
      sale securities                        938          -       1,024         71
    Miscellaneous                            366        244         924        623
                                        --------   --------    --------   --------

        Total non-interest income          1,529        490       2,739      1,396
                                        --------   --------    --------   --------

Non-interest expense:
    Salaries and employee benefits         6,975      5,165      18,338     15,159
    Net occupancy expense of
      premises                               836        924       2,521      2,298
    Equipment                              1,174      1,051       3,306      2,880
    Advertising                              353        244       1,063        820
    Federal insurance premium                140        138         410        416
    Amortization of intangible assets        159        159         477        477
    Directors' compensation                  631        223       1,443        670
    Miscellaneous                          1,151        906       3,377      2,647
                                        --------   --------    --------   --------

        Total non-interest expense        11,419      8,810      30,935     25,367
                                        --------   --------    --------   --------

Income before income taxes                 2,696      5,102       9,552     14,798
Income taxes                                 250      1,276       1,816      3,984
                                        --------   --------    --------   --------
Net income                              $  2,446   $  3,826    $  7,736   $ 10,814
                                        ========   ========    ========   ========

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (Cont'd)
                   ------------------------------------------
                (In Thousands, Except Per Share Data, Unaudited)

                                                               Three Months Ended       Nine Months Ended
                                                                   March 31,                March 31,
                                                              -------------------      --------------------
                                                                2006        2005         2006         2005
                                                              -------     -------      -------      -------
Net income per common share:
    Basic                                                     $  0.03     $  0.06      $  0.11      $  0.20
    Diluted                                                      0.03        0.06         0.11         0.20

Weighted average number of common shares outstanding:
    Basic                                                      71,004      59,170       71,034       53,627
    Diluted                                                    71,326      59,170       71,147       53,627

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                            (In Thousands, Unaudited)

                                                           Three Months Ended       Nine Months Ended
                                                                March 31,              December 31,
                                                          --------------------    --------------------
                                                            2006        2005        2006        2005
                                                          --------    --------    --------    --------
Net income                                                $  2,446    $  3,826    $  7,736    $ 10,814
                                                          --------    --------    --------    --------

Other comprehensive income (loss), net of income taxes:
    Gross realized holdings (gain) on
      securities available for sale                         (8,438)          -      (8,524)        (71)
    Income tax expense                                       2,953           -       2,983          25
    Gross unrealized holdings gain
      (loss) on securities available
      for sale                                                  28      (2,668)        (99)         84
    Deferred income tax benefit
      (expense)                                                (10)        934          34         (29)
                                                          --------    --------    --------    --------

Other comprehensive income (loss)                           (5,467)     (1,734)     (5,606)          9
                                                          --------    --------    --------    --------

Comprehensive income                                      $ (3,021)   $  2,092    $  2,130    $ 10,823
                                                          ========    ========    ========    ========


See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (In Thousands, Unaudited)

                                                                                     Nine Months Ended
                                                                                          March 31,
                                                                                   ----------------------
                                                                                     2006         2005
                                                                                   ---------    ---------
Cash flows from operating activities:
    Net income                                                                     $   7,736    $  10,814
    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:
        Depreciation and amortization of premises and equipment                        1,411        1,080
        Net amortization of premiums, discounts and loan fees and costs                  602          565
        Deferred income taxes                                                          1,480       (1,553)
        Amortization of intangible assets                                                477          477
        Provision for loan losses                                                        245            7
        Realized gain on sale of securities available for sale                        (8,844)         (71)
        Realized loss on sale of securities held to maturity                           7,821            -
        Decrease in interest receivable                                                2,239          962
        Decrease (increase) in other assets                                           (3,459)       2,387
        Realized loss on sale of real estate owned                                        35            -
        Increase (decrease) in interest payable                                           52          (19)
        Increase (decrease) in other liabilities                                        (759)       1,653
        Increase in cash surrender value of bank owned life insurance                   (311)        (113)
        ESOP, stock option plan and incentive plan expenses                            3,261            -
                                                                                   ---------    ---------

            Net cash provided by operating activities                                 11,986       16,189
                                                                                   ---------    ---------

Cash flows from investing activities:
    Purchases of securities available for sale                                          (215)        (143)
    Proceeds from sale of securities available for sale                               15,750        1,115
    Proceeds from sale of securities held to maturity                                241,206            -
    Purchases of investment securities held to maturity                               (4,000)     (33,189)
    Proceeds from calls and maturities of investment securities held to
      maturity                                                                        11,199       15,386
    Proceeds from repayments of investment securities held to maturity                 3,066        3,421
    Purchase of loans                                                                (13,178)           -
    Net increase in loans receivable                                                 (91,670)     (10,211)
    Proceeds from sale of real estate owned                                               65            -
    Purchases of mortgage-backed securities held to maturity                         (92,464)     (88,081)
    Principal repayments on mortgage-backed securities held to maturity              140,468      131,110
    Additions to premises and equipment                                               (2,559)      (8,845)
    Purchase of FHLB stock                                                            (3,083)           -
    Redemption of FHLB stock                                                           9,270            -
    Purchase of bank owned life insurance                                            (10,208)           -
                                                                                   ---------    ---------

            Net cash provided by (used in) investing activities                    $ 203,647    $  10,563
                                                                                   ---------    ---------

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                 ----------------------------------------------
                            (In Thousands, Unaudited)

                                                                           Nine Months Ended
                                                                               March 31,
                                                                        -----------------------
                                                                           2006         2005
                                                                        ---------    ---------
Cash flows from financing activities:
    Net decrease in deposits                                            $ (69,993)   $ (86,485)
    Repayment of FHLB advances                                               (433)        (408)
    Net change in short-term borrowings from FHLB                               -      (12,000)
    Increase in advance payments by borrowers for taxes                       424          107
    Proceeds from the issuance of common stock                                  -      197,138
    Refund of common stock offering expenses                                    3            -
    Purchase of common stock of Kearny Financial Corp. for treasury        (2,268)           -
    Purchase of common stock of Kearny Financial Corp. for Incentive
      Plan                                                                 (1,815)           -
    Dividends paid to minority stockholders of Kearny Financial Corp.      (3,055)           -
                                                                        ---------    ---------

            Net cash (used in) provided by financing activities         $ (77,137)   $  98,352
                                                                        ---------    ---------

Net increase in cash and cash equivalents                               $ 138,496    $ 125,104
Cash and cash equivalents - beginning                                     139,865       39,488
                                                                        ---------    ---------

Cash and cash equivalents - ending                                      $ 278,361    $ 164,592
                                                                        =========    =========

Supplemental  disclosures of cash flows  information:
  Cash paid during the year for:
        Income taxes, net of refunds                                    $   4,528    $   1,688
                                                                        =========    =========

        Interest                                                        $  28,377    $  22,060
                                                                        =========    =========

Supplemental disclosure of non-cash transactions:
    Cash dividend declared                                              $     993    $       -
                                                                        =========    =========

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. PRINCIPLES OF CONSOLIDATION
   ---------------------------

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

2. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended March 31, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

In March 2004, the EITF reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For the Company, the effective date was January 1, 2006. The adoption of this accounting principle did not have a significant impact on our financial position or results of operations as the Company determined that there were no marketable debt or equity securities impacted by other-than-temporary impairment during the three months ended March 31, 2006.

3. EARNINGS PER SHARE
   ------------------

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

The calculation of basic and diluted net income per common share excludes Kearny Federal Savings Bank Employee Stock Ownership Plan (the "ESOP") shares that have not been previously allocated to participants or have not been committed to be released for allocation to participants. The 10,000 shares issued to Kearny MHC in connection with the Company's reorganization in 2001 were "replaced" with 50,916,250 shares, or 70% of the shares issued in the Company's initial public offering. This transaction is analogous to a stock split or significant stock dividend, therefore, net income per common share for those shares have been retroactively restated for all periods presented.

4. DIVIDEND WAIVER
   ---------------

During the quarter ended March 31, 2006, the federally chartered mutual holding company of the Company ("Kearny MHC"), waived its right, upon non-objection from the Office of Thrift Supervision ("OTS"), to receive cash dividends of $2,546,000 paid during the quarter and cash dividends of $2,546,000 declared during the quarter, on the shares of Company common stock it owns. Furthermore, OTS advised Kearny MHC that it would not object to dividend waivers for the quarters ending March 31, 2006, June 30, 2006 and September 30, 2006, provided OTS does not subsequently determine that the proposed waivers are detrimental to the safe and sound operation of the Bank.

5. STOCK COMPENSATION PLANS
   ------------------------

The Company has two stock-related compensation plans: stock options and restricted stock awards. At the annual meeting held on October 24, 2005, stockholders of the Company approved the Kearny Financial Corp. 2005 Stock
Compensation and Incentive Plan. The plan authorizes the award of up to 3,564,137 shares as stock options and 1,425,655 shares as restricted stock awards. On October 24, 2005, non-employee directors received in aggregate 1,069,240 options and 427,696 shares of restricted stock. On December 5, 2005, certain officers of the Company and Bank received in aggregate 2,305,000 options and 910,000 shares of restricted stock. The Company adopted SFAS No. 123R upon approval of the Plan, and began to expense the fair value of all options over their vesting periods and began to expense the fair value of all share-based compensation granted over the requisite service periods.

SFAS No. 123R also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense (which was $0 for the nine months ended March 31, 2006). In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classified share-based compensation for employees within salaries and employee benefits to correspond with the same line item as the cash compensation paid to employees. The Company classified share-based compensation for non-employee directors within directors' compensation to correspond with the same line item as the cash compensation paid to non-employee directors.

Employee options and non-employee director options generally vest over a five-year service period. Management recognizes compensation expense for all option grants over the awards' respective requisite service periods. Management estimated the fair values relating to all of fiscal 2006 option grants using the Black-Sholes option-pricing model. Since there is no historical information on the volatility of our stock, management based expectations about future volatility on the average volatilities of similar entities for an appropriate period following their initial public offering. Thus, calculations to determine the stock volatility of mutual holding companies converted since 1995, and a subset of the first group, all mutual holding companies that converted after 2000, were used to derive the one and three-year Beta for purposes of identifying a reasonable volatility factor. Management estimated the expected life of the options assuming that they must be no less than the vesting period, five years, and no greater than their contractual life, ten years, in conjunction with an evaluation of the grantees' ages and lengths of service. The 10-year Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. Management recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards.

Management used the following assumptions to estimate the fair values of options granted:

                                                              Three Months Ended            Nine Months Ended
                                                                March 31, 2006                March 31, 2006
                                                            -----------------------       -----------------------
Weighted average risk-free interest rate                              4.53%                         4.53%
Expected dividend yield                                               1.62%                         1.62%
Weighted average volatility factor of the expected
      market price of the Company's common stock                     18.00%                        18.00%
Weighted average expected life of the options                    6.50 years                    6.50 years

Restricted shares generally vest in full after five years. The product of the number of shares granted and the grant date market price of the Company's common stock determine the fair value of restricted shares under the Company's restricted stock plans. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period of five years.

During the three months ended March 31, 2006, the Company recorded $1.3 million of share-based compensation expense, comprised of stock option expense of $498,000 and restricted stock expense of $825,000. During the nine months ended March 31, 2006, the Company recorded $1.9 million of share-based compensation expense, comprised of stock option expense of $713,000 and restricted stock expense of $1.2 million. The Company estimates it will record share-based compensation expense of approximately $3.2 million in fiscal 2006.

The following is a summary of the Company's stock option activity and related information for its option plans for the nine months ended March 31, 2006:

                                                                                       Weighted
                                                                       Weighted         Average         Aggregate
                                                                        Average        Remaining        Intrinsic
                                                       Options         Exercise       Contractual         Value
                                                       (000's)           Price           Term            (000's)
                                                     ------------     ------------    ------------     ------------
Outstanding at June 30, 2005                              -                -
     Granted                                          3,374              $12
     Exercised                                            -                -
     Forfeited                                            -                -
                                                     ------
Outstanding at March 31, 2006                         3,374              $12           9.6 years          $4,682
                                                     ======

Exercisable at March 31, 2006                             -                -                 N/A             N/A

The weighted average fair value of stock options granted during the nine months ended March 31, 2006 was $2.95.

The following is a summary of the status of the Company's non-vested options as of March 31, 2006 and changes during the nine months ended March 31, 2006:

                                                                                                        Weighted
                                                                                                         Average
                                                                                        Options        Grant Date
                                                                                        (000's)        Fair Value
                                                                                      ---------        ----------
Non-vested at June 30, 2005                                                                  -                -
     Granted                                                                             3,374              $12
     Exercised                                                                               -                -
     Forfeited                                                                               -                -
                                                                                        ------
Non-vested at March 31, 2006                                                             3,374              $12
                                                                                        ======

Expected future compensation expense relating to the 3.4 million non-vested options outstanding as of March 31, 2006 is $9.3 million over a weighted average period of 4.6 years.

The following is a summary of the status of the Company's restricted shares as of March 31, 2006 and changes during the nine months ended March 31, 2006:

                                                                                                        Weighted
                                                                                      Restricted         Average
                                                                                        Shares         Grant Date
                                                                                        (000's)        Fair Value
                                                                                      ----------       ----------
Non-vested at June 30, 2005                                                                  -                -
     Granted                                                                             1,338              $12
     Exercised                                                                               -                -
     Forfeited                                                                               -                -
                                                                                        ------
Non-vested at March 31, 2006                                                             1,338              $12
                                                                                        ======

Expected future compensation expense relating to the 1.3 million restricted shares at March 31, 2006 is $15.3 million over a weighted average period of 4.6 years.

6. STOCK REPURCHASE PLAN
   ---------------------

On November 9, 2005, the Company announced that it received regulatory approval to begin the purchase of up to 1,425,655 shares or approximately 2% of the outstanding shares of its common stock in open market transactions for use in funding the Company's 2005 Stock Compensation and Incentive Plan previously approved by stockholders. In December 2005, the Company purchased 177,664 shares at a total cost of $2,268,000, or approximately $12.76 per share. Temporarily, the repurchased shares appeared as treasury stock in the Consolidated Statement of Financial Condition as of December 31, 2005, pending completion of a trust arrangement to administer restricted stock awards granted under the 2005 Stock Compensation and Incentive Plan.

In March 2006, the Company delivered to the trustee for the 2005 Stock Compensation and Incentive Plan, 177,664 reissued treasury shares. In March 2006, the Company purchased 134,800 shares at a total cost of $1,815,000, or approximately $13.46 per share. Upon settlement, the Company delivered the shares to the trustee for the 2005 Stock Compensation and Incentive Plan.

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

Comparison of Financial Condition at March 31, 2006 and June 30, 2005

Total assets decreased by $72.8 million, or 3.5%, to $2.03 billion at March 31, 2006, from $2.11 billion at June 30, 2005, due primarily to decreases in investment securities available for sale and held to maturity and mortgage-backed securities held to maturity partially offset by an increase in cash and cash equivalents, loans receivable, net, and bank owned life insurance. Generally, cash and cash equivalents and cash flows from the securities portfolio funded loan originations and deposit outflows during the nine months ended March 31, 2006.

Cash and cash equivalents increased $138.5 million to $278.4 million at March 31, 2006, from $139.9 million at June 30, 2005. The Company continued to deploy the proceeds from its initial public offering completed in February 2005, primarily reinvesting cash and cash equivalents in the loan portfolio, purchasing additional bank owned life insurance and funding deposit outflows. A restructuring of the securities portfolio in late February 2006 generated $250.0 million, with excess liquidity invested in cash equivalents to take advantage of current short-term interest rates. During the nine months ended March 31, 2006, the Company paid quarterly cash dividends for the first time. The three quarterly dividends totaled $3.1 million. Kearny MHC waived receipt of dividends on the 50,916,250 shares of Company stock it holds.

The carrying value of securities available for sale decreased $15.3 million, or 45.5%, to $18.3 million at March 31, 2006, from $33.6 million at June 30, 2005. The decrease was due to the sale of a $6.9 million government income fund acquired during an earlier merger and the sale of 131,088 shares of Freddie Mac common stock. The sales produced gains of $71,000 and $8.8 million, respectively, with the latter being the first step in restructuring of the securities portfolio executed in February 2006. Mark-to-market adjustments to other investments in the available for sale portfolio during the nine months ended March 31, 2006 resulted in a nominal improvement to their carrying value, compared to the value of the portfolio as of June 30, 2005.

Investment securities held to maturity decreased $259.3 million, or 55.2%, to $210.8 million at March 31, 2006, from $470.1 million at June 30, 2005. Prior to February 2006, management reinvested cash from maturing securities back into the portfolio, primarily in the tax-exempt municipal bond category. Most of the decrease between June 30, 2005 and March 31, 2006 resulted from the sale of the Bank's entire portfolio of government agency notes at a loss of $7.8 million. This portfolio had an average yield of 3.20% and the sale was the second step in the restructuring of the securities portfolio. The sale of this portfolio together with the proceeds from the sale of the Freddie Mac common stock, generated $250.0 million for reinvestment at current short-term interest rates and funding of future loan originations.

Loans receivable, net of deferred fees and costs and the allowance for loan losses, increased $104.7 million, or 18.8%, to $662.7 million at March 31, 2006, from $558.0 million at June 30, 2005. The ratio of loans to deposits improved to 45.4% at March 31, 2006, from 36.5% at June 30, 2005. The increase came in one-to-four family mortgage loans, particularly first mortgages and home equity loans. There was substantial growth in all three categories of construction loans: one-to-four family, multi-family and non-residential. There was also substantial growth in commercial real estate mortgage loans. Commercial business loans remained unchanged while home equity lines of credit showed a nominal decrease, the only lending category to do so, during the nine months ended March 31, 2006.

Mortgage-backed securities held to maturity decreased $48.7 million, or 6.4%, to $709.4 million at March 31, 2006, from $758.1 million at June 30, 2005. Cash flows from monthly principal and interest payments funded loan originations and deposit outflows during the nine months ended March 31, 2006. Though the mortgage-backed securities portfolio decreased overall, there were purchases of new positions totaling $92.5 million during the nine months ended March 31, 2006. The purchases were for the most part adjustable rate, sacrificing higher yields on fixed rate securities in the short-term, for interest rate risk protection in the future.

Bank owned life insurance ("BOLI") increased $10.5 million to $14.5 million at March 31, 2006, from $4.0 million at June 30, 2005. The increase resulted from the purchase of $10.2 million in additional policies and a $311,000 increase in the cash surrender value of the insurance during the nine months ended March 31, 2006.

Deposits decreased $70.0 million, or 4.6%, to $1.46 billion at March 31, 2006, from $1.53 billion at June 30, 2005. The competitive market for deposits made it difficult for management to resist the pressure to increase the rates it paid on deposits. During the quarter ended June 30, 2005, the Bank reacted to deposit outflows by offering a premium short-term interest rate, which attracted new money in the form of certificates of deposit. However, the Bank retreated from that strategy during the quarters ended September 30, 2005 and December 31, 2005, due to the negative effect on the Bank's cost of funds. Management's goal to slow the increase in the cost of funds caused by a rise in market interest rates was not sustainable due to the continuing loss of certificates of deposit as well as core deposits. In the quarter ended March 31, 2006, the Bank introduced several deposit products designed to build core deposits, including Star Banking and a high rate tiered money market account. Management also adjusted interest rates on certificates of deposit to stabilize their rate of attrition.

Federal Home Loan Bank advances decreased $433,000, to $61.3 million at March 31, 2006, from $61.7 million at June 30, 2005. The decrease resulted from scheduled monthly principal payments on amortizing advances. Twice during the nine months ended March 31, 2006, the Bank activated its overnight line of credit with the Federal Home Loan Bank of New York to meet liquidity needs. Management used proceeds from the Company's initial public offering and from the February 2006 restructuring of the securities portfolio to repay the borrowed money.

Stockholders' equity decreased $2.5 million, to $503.0 million at March 31, 2006, from $505.5 million at June 30, 2005. The decrease was primarily the result of a reduction in accumulated other comprehensive income, net of income taxes, due to the sale of the Freddie Mac common stock in the securities available for sale portfolio. The purchase of Company stock contributed to the incentive plan trust and common stock cash dividends of $0.05 per share paid during the quarters ended September 30, 2005 and December 31, 2005 and $0.05 per share cash dividend declared during the quarter ended March 31, 2006 also contributed to the decrease. Partially offsetting the decrease in stockholders' equity was net income recorded during the nine months ended March 31, 2006, the release of unearned ESOP shares and transactions resulting from the stock option plan approved at the Company's annual meeting held in October 2005. In the quarter ended March 31, 2006, the Company reissued to the incentive plan trust, shares of treasury stock purchased during the quarter ended December 31, 2005.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2006 and
2005

General. Net income for the quarter ended March 31, 2006 was $2.4 million, a decrease of $1.4 million, or 36.8%, from $3.8 million for the quarter ended March 31, 2005. The decrease in net income resulted primarily from an increase in non-interest expense, particularly salaries and employee benefits, directors' compensation and miscellaneous expenses. A decrease in net interest income and an increase in the provision for loan losses also contributed to the decrease in net income.

Net Interest Income. Net interest income for the three months ended March 31, 2006 was $12.7 million, a decrease of $620,000, or 4.7%, compared to $13.3 million for the three months ended March 31, 2005. A large decrease in the net interest rate spread was partially offset by a substantial increase in the ratio of average interest-earning assets to average interest-bearing liabilities, which helped to keep the net interest margin virtually unchanged, year-over-year. The effect of the Bank's recent restructuring of the securities portfolio was significant enough to relieve pressure on the Bank's net interest margin, which was narrowing due to interest-bearing liabilities re-pricing at a rate faster than interest-earning assets during the last twelve months.

The net interest rate spread decreased 38 basis points to 2.12% for the quarter ended March 31, 2006, from 2.50% for the quarter ended March 31, 2005. During the quarter ended March 31, 2006, interest-bearing liabilities continued to re-price faster than interest-earning assets. The cost of average interest-bearing liabilities increased 87 basis points, from 1.76% for the three months ended March 31, 2005, to 2.63% for the three months ended March 31, 2006. With respect to the two components of interest-bearing liabilities, the cost of deposits increased faster than the cost of borrowings, year-over-year, reversing the trend from the quarter ended December 31, 2005. During the quarter ended March 31, 2006, the yield on average interest-earning assets increased 49 basis points, to 4.75% for the quarter ended March 31, 2006, from 4.26% for the quarter ended March 31, 2005. The sale of the Bank's entire portfolio of government agency notes, which had an average yield of 3.20% and the subsequent reinvestment of the proceeds, played an important role in stabilizing the net interest margin. The net interest margin decreased one basis point to 2.68% for the three months ended March 31, 2006, compared with 2.69% for the three months ended March 31, 2005. The net interest margin for the quarter ended December 31, 2005 was 2.61%.

The ratio of average interest-earning assets to average interest-bearing liabilities increased from 112.32% for the quarter ended March 31, 2005, to 127.52% for the quarter ended March 31, 2006. The primary reason for the increase in the ratio was the infusion of cash resulting from the Company's initial public offering completed in February 2005. Average interest-bearing liabilities for the quarter ended March 31, 2005 also included funds from over-subscriptions to the Company's initial public offering, until refunded to depositors.

Interest Income. Total interest income increased $1.4 million, or 6.6%, to $22.5 million for the three months ended March 31, 2006, from $21.1 million for the three months ended March 31, 2005. Average interest-earning assets decreased $87.6 million, or 4.4%, to $1.89 billion for the quarter ended March 31, 2006, from $1.98 billion for the quarter ended March 31, 2005. Management attributes the increase in interest income, to an increase in the yield on average interest-earning assets, partially offset by a decrease in average interest-earning assets. Virtually every category of interest-earning assets recorded an improvement in yield compared to a year ago. Average interest-earning assets for the quarter ended March 31, 2005 also included funds from over-subscriptions to the Company's initial public offering, until refunded to depositors.

Interest income on loans receivable increased $1.9 million, or 26.4%, to $9.1 million for the three months ended March 31, 2006, from $7.2 million for the three months ended March 31, 2005. The average balance of loans receivable increased $138.5 million, or 27.1%, to $649.4 million for the quarter ended March 31, 2006, from $510.9 million for the quarter ended March 31, 2005. The yield on average loans receivable decreased two basis points, from 5.63% for the quarter ended March 31, 2005, to 5.61% for the quarter ended March 31, 2006. The weighted average interest rate of recent loan originations continued to lag behind the weighted average interest rate of recent loans paid in full, but the gap is narrowing. Upward rate adjustments on adjustable rate and floating rate loans in the Bank's portfolio are also contributing to a stabilization of the yield on average loans receivable. A major marketing effort started in 2005, continued during the quarter ended March 31, 2006, contributing to the increase in the average balance of loans receivable.

Interest income on mortgage-backed securities held to maturity decreased $89,000, virtually unchanged at $8.3 million for the three months ended March 31, 2006, compared to $8.3 million for the three months ended March 31, 2005. The average balance of mortgage-backed securities decreased $11.0 million, or 1.5%, to $713.6 million for the quarter ended March 31, 2006, from $724.6 million for the quarter ended March 31, 2005. The yield on average mortgage-backed securities increased to 4.63% for the three months ended March 31, 2006, from 4.60% for the three months ended March 31, 2005. The decrease in the average balance of mortgage-backed securities, year-over-year, resulted from the redeployment of monthly principal and interest payments into loan originations and to fund deposit outflows. The increase in yield resulted from upward rate adjustments on underlying adjustable rate loans. Mortgage-backed securities purchased in recent years were for the most part adjustable rate, sacrificing higher yields on fixed rate securities in the short-term for interest rate risk protection in the future.

Interest income on investment securities available for sale and held to maturity decreased $894,000, or 21.8%, to $3.2 million for the quarter ended March 31, 2006, from $4.1 million for the quarter ended March 31, 2005. The average balance of investment securities decreased $131.1 million, or 26.8%, to $357.2 million for the quarter ended March 31, 2006, compared to $488.3 million for the quarter ended March 31, 2005. The decrease in the average balance was due primarily to the sale of the Bank's entire portfolio of government agency notes and Freddie Mac common stock in February 2006. Prior to the sale, management reinvested cash from maturing securities back into the portfolio, primarily in the tax-exempt municipal bond category, which featured nominally higher coupons as well as higher tax equivalent yields. The yield improved 24 basis points from 3.38% for the three months ended March 31, 2005, to 3.62% for the three months ended March 31, 2006. The higher yield on investment securities resulted from the sale of the government agency notes, which provided an average yield of 3.20%.

Interest income on other interest-earning assets increased $442,000, or 31.6%, to $1.9 million for the quarter ended March 31, 2006, from $1.4 million for the quarter ended March 31, 2005. This was a result of a significant increase in the average yield partially offset by a decrease in the average balance of other interest-earning assets. There was a 212 basis point increase in the yield on average other interest-earning assets to 4.35% for the quarter ended March 31, 2006, from 2.23% for the quarter ended March 31, 2005, due to rising short-term interest rates. There was an $83.9 million decrease in the average balance of other interest-earning assets to $171.5 million for the three months ended March 31, 2006, from $255.4 million for the three months ended March 31, 2005. The average balance of other interest-earning assets decreased due to a decrease in interest-earning deposits, the primary component of other interest-earning assets, and a decrease in Federal Home Loan Bank of New York ("FHLB") capital stock. Interest-earning deposits in the quarter ended March 31, 2005 included the proceeds from the initial public offering completed in February 2005, subsequently deployed into other earning assets, while FHLB capital stock decreased due to a repurchase by FHLB to meet regulatory requirements. Management reinvested the proceeds from the restructuring of the securities portfolio in February 2006 in cash equivalents pending deployment into other earning assets.

Interest Expense. Total interest expense increased $2.0 million, or 25.6%, to $9.8 million for the three months ended March 31, 2006, from $7.8 million for the three months ended March 31, 2005. The increase resulted primarily from an increase in the cost of average interest-bearing liabilities, partially offset by a decrease in the average balance of interest-bearing liabilities. There was a 87 basis point increase in the cost of average interest-bearing liabilities to 2.63% for the three months ended March 31, 2006, from 1.76%, for the three months ended March 31, 2005. The average balance of interest-bearing liabilities decreased $278.6 million, or 15.8%, to $1.48 billion for the quarter ended March 31, 2006, from $1.76 billion for the quarter ended March 31, 2005.

Interest expense on deposits increased $2.1 million, or 31.3%, to $8.8 million for the three months ended March 31, 2006, from $6.7 million for the three months ended March 31, 2005. The increase resulted primarily from an increase in the cost of average interest-bearing deposits, which more than offset a decrease in the average balance of interest-bearing deposits. The cost of average interest-bearing deposits increased 88 basis points to 2.49% for the quarter ended March 31, 2006, from 1.61% for the quarter ended March 31, 2005. The average balance of interest-bearing deposits decreased $266.2 million, to $1.41 billion for the three months ended March 31, 2006, from $1.67 billion for the three months ended March 31, 2005. Average interest-bearing deposits for the quarter ended March 31, 2005 also included funds from over-subscriptions to the Company's initial public offering, until refunded to depositors. The competitive market for deposits made it difficult for management to resist the pressure to increase the rates it pays on deposits. During the quarter ended June 30, 2005, the Bank reacted by offering a premium short-term interest rate, which attracted new money in the form of certificates of deposit. However, the Bank retreated from that strategy during the quarters ended September 30, 2005 and December 31, 2005, due to the negative effect on its cost of funds. Management's goal to slow the increase in the cost of funds caused by a rise in market interest rates was not sustainable due to the continuing loss of certificates of deposit as well as core deposits. In the quarter ended March 31, 2006, the Bank introduced several deposit products designed to build core deposits, including Star Banking and a high rate tiered money market account. Management also adjusted interest rates on certificates of deposit to stabilize their rate of attrition.

Interest expense on Federal Home Loan Bank advances decreased $20,000, to $1.0 million for the quarter ended March 31, 2006, from $1.0 million for the quarter ended March 31, 2005. The average balance decreased $12.4 million, or 14.0%, to $76.1 million for the three months ended March 31, 2006, from $88.5 million for the three months ended March 31, 2005, which was more than enough to offset an increase in the cost of average borrowings. The cost of average borrowings increased 65 basis points to 5.28% from 4.63%, year-over-year. The decrease in the average balance resulted from the repayment of short-term advances obtained to fund the purchase of securities, subsequently paid off with proceeds from the initial public offering completed in February 2005. The cost of average borrowings increased due to the repayment of the short-term, low cost advances, leaving mostly higher rate long-term advances on the Bank's books. During the quarter ended March 31, 2006, the Bank activated its overnight line of credit with the Federal Home Loan Bank of New York to meet liquidity needs. Management used proceeds from the restructuring of the securities portfolio to repay the borrowed money.

Provision for Loan Losses. The provision for loan losses increased $216,000, to $106,000 for the quarter ended March 31, 2006, from a $110,000 reduction recorded during the quarter ended March 31, 2005. Management attributes the increase primarily to growth in the loan portfolio. Total loans increased to $667.4 million at March 31, 2006, from $632.7 million at December 31, 2005. Non-performing loans were $1.4 million, or 0.21% of total loans at March 31, 2006, as compared to $1.2 million, or 0.19% of total loans at December 31, 2005. The allowance for loan losses as a percentage of total loans outstanding was 0.85% at March 31, 2006 and 1.04% at March 31, 2005, reflecting allowance balances of $5.6 million and $5.4 million, respectively.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. We maintained the allowance for loan losses as of March 31, 2006 at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income attributed to fees, service charges and miscellaneous income increased $101,000, to $591,000 for the three months ended March 31, 2006, compared to $490,000 for the three months ended March 31, 2005. The increase in non-interest income attributed to fees, service charges and miscellaneous income was due primarily to income of $93,000 realized from additional bank owned life insurance purchased between July and December 2005 and non-recurring loan fees of $12,000 nominally offset by lower fee income from the Bank's retail branch system.

There was non-interest income of $938,000 from a net gain on the sale of securities attributed to the restructuring of the securities portfolio during the quarter ended March 31, 2006. The sale of 131,088 shares of Freddie Mac common stock produced a gain of $8.8 million while the sale of the portfolio of government agency notes produced a loss of $7.8 million. There was no such gain or loss recorded in the quarter ended March 31, 2005.

Non-Interest Expense. Total non-interest expense increased $2.6 million, or 29.5%, to $11.4 million for the three months ended March 31, 2006, from $8.8 million for the three months ended March 31, 2005. The increase consisted primarily of increases in salaries and employee benefits and directors' compensation, nominal increases in equipment expense and advertising expense and higher miscellaneous expenses. There was a nominal decrease in the net occupancy expense of premises.

Salaries and employee benefits increased $1.8 million, or 34.6%, to $7.0 million for the quarter ended March 31, 2006, compared to $5.2 million for the quarter ended March 31, 2005. Management attributes the increase primarily to stock benefit plans approved at the Company's first annual meeting held in October 2005, which resulted in an expense of $933,000 during the quarter ended March 31, 2006. The quarter ended March 31, 2006 contained for the first time a full quarter's expense attributed to the restricted stock plan and the stock option plan. The quarter ended March 31, 2006 included employee stock ownership plan ("ESOP") compensation expense of $497,000; while the quarter ended March 31, 2005 did not include this expense category. The Bank established the ESOP in conjunction with the initial public offering completed in February 2005, purchasing 1.7 million shares. Increases totaling $380,000 occurred in all other components of salaries and employee benefits, including compensation expense, pension expense, other benefits expense and payroll taxes expense during the quarter ended March 31, 2006.

An increase of $123,000, year-over-year, in equipment expense resulted from higher maintenance expense, depreciation expense and increased costs related to data processing. The Bank continued to focus on system risk assessment and intrusion protection for its computer network.

Advertising expense increased $109,000, compared to the same period in the prior year, due to an extensive advertising campaign associated with the introduction of the Bank's Star Banking product. This new relationship based retail-banking product, designed to build core deposits, bundles services and deposit products together with the Bank's Internet banking and bill-paying tools.

Directors' compensation increased $408,000, to $631,000 during the quarter ended March 31, 2006, from $223,000 in the quarter ended March 31, 2005. The increase resulted primarily from stock benefit plans approved at the Company's annual meeting with the distribution of awards to outside directors occurring in October 2005. The expense recorded in the quarter attributed to the restricted stock plan and the stock option plan was $390,000.

Miscellaneous expenses increased $245,000, or 27.0%, to $1.2 million for the quarter ended March 31, 2006, compared to $906,000 for the quarter ended March 31, 2005. Miscellaneous expenses included audit and accounting services expense, which increased $72,000 to $139,000 and expenses of $68,000 attributed to the Company's prior and upcoming annual meetings. Audit and accounting services expense includes expenses attributed to compliance with Section 404 of the Sarbanes-Oxley Act. These expenses were in large part due to becoming a public company. All other elements of non-interest expense totaled $944,000 for the three months ended March 31, 2006; an increase of $105,000, or 12.5%, from $839,000 for the three months ended March 31, 2005.

Provision for Income Taxes. The provision for income taxes decreased $1.0 million to $250,000 for the quarter ended March 31, 2006, from $1.3 million for the quarter ended March 31, 2005. The effective income tax rate was 9.3% for the three months ended March 31, 2006, as compared to 25.0% for the three months ended March 31, 2005. Management attributes the lower effective income tax rate primarily to a significant decrease in pre-tax income, $2.7 million for the quarter ended March 31, 2006 compared to $5.1 million for the quarter ended March 31, 2005.

Comparison  of  Operating  Results for the Nine Months  Ended March 31, 2006 and
2005

General. Net income for the nine months ended March 31, 2006 was $7.7 million, a decrease of $3.1 million, or 28.7%, from $10.8 million for the nine months ended March 31, 2005. The decrease in net income resulted from an increase in non-interest expense, particularly salaries and employee benefits and directors' compensation, and to a lesser degree, net occupancy expense of premises, equipment expense, advertising expense and miscellaneous expenses. A nominal decrease in net interest income and an increase in the provision for loan losses also contributed to the decrease in net income.

Net Interest Income. Net interest income for the nine months ended March 31, 2006 was $38.0 million, a decrease of $783,000, or 2.0%, compared to $38.8 million for the nine months ended March 31, 2005. Despite an increase in the ratio of average interest-earning assets to interest-bearing liabilities, it was not enough to offset a decrease in the net interest rate spread and net interest margin. A flat yield curve during the twelve months between March 31, 2005 and March 31, 2006 hindered the Bank's efforts to offset increasing interest expense. As a result, interest income lost ground to interest expense, year-over-year. The Bank's recent restructuring of the securities portfolio occurred too close to the end of the 2006 period to significantly affect the results for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005.

The net interest rate spread decreased 50 basis points to 2.10% for the nine months ended March 31, 2006, from 2.60% for the nine months ended March 31, 2005. Interest rate sensitivity during the nine months ended March 31, 2006, compared to the nine months ending March 31, 2005, reflected a substantial negative gap, with interest-bearing liabilities re-pricing faster than interest-earning assets. However, the narrowing of the spread slowed from 56 basis points at the six- month interval, year-over-year, to 50 basis points at the nine-month interval, year-over-year. The yield on average interest-earning assets increased 20 basis points, to 4.62% for the nine months ended March 31, 2006, from 4.42% for the nine months ended March 31, 2005. At the same time, the cost of average interest-bearing liabilities increased 70 basis points, from 1.82% for the nine months ended March 31, 2005, to 2.52% for the nine months ended March 31, 2006. With respect to the two components of interest-bearing liabilities, the cost of borrowings increased faster than the cost of deposits, year-over-year. The net interest margin decreased 18 basis points to 2.64% for the nine months ended March 31, 2006, compared with 2.82% for the nine months ended March 31, 2005.

The ratio of average interest-earning assets to average interest-bearing liabilities increased from 113.57% for the nine months ended March 31, 2005, to 127.64% for the nine months ended March 31, 2006. The primary reason for the increase in the ratio was the infusion of cash resulting from the Company's IPO completed in February 2005. Between the comparative periods, including the nine months ended March 31, 2006, the Bank focused on deploying the proceeds from the Company's IPO, primarily in loans receivable.

Interest Income. Total interest income increased $5.6 million, or 9.2%, to $66.4 million for the nine months ended March 31, 2006, from $60.8 million for the nine months ended March 31, 2005. Average interest-earning assets increased $80.4 million, or 4.4%, to $1.92 billion for the nine months ended March 31, 2006, from $1.84 billion for the nine months ended March 31, 2005. An increase in average interest-earning assets and an increase in the yield on average interest-earning assets provided the stimulus for the increase in interest income. There was growth, year-over-year, in the average balances of most interest-earning asset categories: particularly loans receivable, net, and to a lesser degree in mortgage-backed securities held to maturity and other interest-earning assets. There was some shrinkage in the average balance of investment securities held to maturity and available for sale, year-over-year. Generally, the growth resulted from the infusion of cash from the Company's IPO. The average yields on loans receivable and mortgage-backed securities were lower, but higher for investment securities and other interest-earning assets, year-over-year.

Interest income on loans receivable increased $4.2 million, or 19.4%, to $25.8 million for the nine months ended March 31, 2006, from $21.6 million for the nine months ended March 31, 2005. The average balance of loans receivable increased $101.0 million, or 19.8%, to $612.2 million for the nine months ended March 31, 2006, from $511.2 million for the nine months ended March 31, 2005. There was a three basis point decrease in the yield on average loans receivable to 5.61% for the nine months ended March 31, 2006, from 5.64% for the nine months ended March 31, 2005. Early in 2005, the Bank launched a major marketing effort designed to take advantage of a strong housing market. This marketing program significantly boosted loan originations, which contributed to the increase in the average balance of loans receivable. The marketing program is continuing. The weighted average interest rate of loan originations continued to lag behind the weighted average interest rate of recent loans paid in full, but the gap is narrowing. Upward rate adjustments on adjustable rate and floating rate loans in the Bank's portfolio are also contributing to a stabilization of the yield on average loans receivable.

Interest income on mortgage-backed securities held to maturity decreased a nominal $50,000, virtually unchanged at $25.2 million for the nine months ended March 31, 2006, compared to $25.3 million for the nine months ended March 31, 2005. The average balance of mortgage-backed securities increased $4.2 million, or 0.6%, to $737.0 million for the nine months ended March 31, 2006, from $732.8 million for the nine months ended March 31, 2005. The yield on average mortgage-backed securities decreased to 4.57% for the nine months ended March 31, 2006, from 4.60% for the nine months ended March 31, 2005. The increase in the average balance of mortgage-backed securities, year-over-year, resulted from reinvestment of monthly principal and interest payments into new mortgage-backed securities. The decrease in yield resulted from the reinvestment of monthly principal payments from higher coupon mortgage-backed securities into new lower yielding securities, which occurred in a relatively lower interest rate environment. Of the $92.5 million in new positions purchased during the nine months ended March 31, 2006, most were adjustable rate, due to management's concerns about rising interest rates. By sacrificing higher yields on fixed rate securities in the short-term, the Bank gained some interest rate risk protection in the portfolio for the future.

Interest income on investment securities available for sale and held to maturity decreased $298,000, or 2.4%, to $11.9 million for the nine months ended March 31, 2006, from $12.2 million for the nine months ended March 31, 2005. The average balance of investment securities decreased $36.3 million, or 7.5%, to $449.8 million for the nine months ended March 31, 2006, compared to $486.1 million during the prior year. The yield improved from 3.35% for the nine months ended March 31, 2005, to 3.53% for the nine months ended March 31, 2006. The decrease in the average balance of investment securities, year-over-year, resulted from the sale of the Bank's entire portfolio of government agency notes and Freddie Mac common stock in February 2006. Prior to the sale, management reinvested cash from maturing securities back into the portfolio, primarily in the tax-exempt municipal bond category. The higher yield on investment securities resulted from the sale of the government agency notes, which provided an average yield of 3.20% and reinvestment of earlier maturities into tax-exempt municipal bonds featuring nominally higher coupons as well as higher tax equivalent yields.

Interest income on other interest-earning assets increased $1.8 million to $3.5 million for the nine months ended March 31, 2006, from $1.7 million for the nine months ended March 31, 2005. This was a result of a 185 basis point increase in the yield on average other interest-earning assets to 3.95% for the nine months ended March 31, 2006, from 2.10% for the nine months ended March 31, 2005, due to rising short-term interest rates. Also contributing to the increase was an $11.7 million increase in the average balance of other interest-earning assets to $117.9 million for the nine months ended March 31, 2006, from $106.2 million for the nine months ended March 31, 2005. The average balance of other interest-earning assets increased due to an increase of $14.2 million in interest-earning deposits from $94.8 million to $109.0 million, which consisted of cash received from the IPO completed in February 2005. There was a decrease of $2.6 million to $8.8 million in the average balance of FHLB capital stock, another component of interest-earning assets, which decreased due to a stock repurchase by FHLB to meet regulatory requirements. Management reinvested the proceeds from the restructuring of the securities portfolio in February 2006 in cash equivalents pending deployment into other earning assets.

Interest Expense. Total interest expense increased $6.4 million, or 29.1%, to $28.4 million for the nine months ended March 31, 2006, from $22.0 million for the nine months ended March 31, 2005. The increase resulted primarily from an increase in the cost of average interest-bearing liabilities, partially offset by a decrease in the average balance of interest-bearing liabilities. There was a 70 basis point increase in the cost of average interest-bearing liabilities to 2.52% for the nine months ended March 31, 2006, from 1.82% for the nine months ended March 31, 2005. The average balance of interest-bearing liabilities decreased $115.2 million, or 7.1%, to $1.50 billion for the nine months ended March 31, 2006, from $1.62 billion for the nine months ended March 31, 2005.

Interest expense on deposits increased $6.7 million, or 35.3%, to $25.7 million for the nine months ended March 31, 2006, from $19.0 million for the nine months ended March 31, 2005. The increase resulted primarily from an increase in the cost of average interest-bearing deposits, partially offset by a decrease in the average balance of interest-bearing deposits. The cost of average interest-bearing deposits increased 73 basis points to 2.39% for the nine months ended March 31, 2006, from 1.66% for the nine months ended March 31, 2005. The average balance of interest-bearing deposits decreased $96.1 million, or 6.3%, to $1.44 billion for the nine months ended March 31, 2006, from $1.53 billion for the nine months ended March 31, 2005. The competitive market for deposits made it difficult for management to resist the pressure to increase the rates it pays on deposits. During the quarter ended June 30, 2005, the Bank reacted by offering a premium short-term interest rate, which attracted new money in the form of certificates of deposit. However, the Bank retreated from that strategy during the quarters ended September 30, 2005 and December 31, 2005, due to the negative effect on its cost of funds. Management's goal to slow the increase in the cost of funds caused by a rise in market interest rates was not sustainable due to the continuing loss of certificates of deposit as well as core deposits. In the quarter ended March 31, 2006, the Bank introduced several deposit products designed to build core deposits, including Star Banking and a high rate tiered money market account. Management also adjusted interest rates on certificates of deposit to stabilize their rate of attrition.

Interest expense on Federal Home Loan Bank advances decreased $271,000, or 9.0%, to $2.7 million for the nine months ended March 31, 2006, from $3.0 million for the nine months ended March 31, 2005. The average balance decreased $19.2 million, or 22.4%, to $66.7 million for the nine months ended March 31, 2006, from $85.9 million for the nine months ended March 31, 2005, which was more than enough to offset an increase in the cost of average borrowings. The cost of average borrowings increased 79 basis points to 5.46% from 4.67%, year-over-year. The decrease in the average balance resulted from the repayment of short-term advances obtained to fund the purchase of securities, subsequently paid off with proceeds from the IPO completed in February 2005, plus scheduled monthly principal payments on amortizing advances. The cost of average borrowings increased due to the repayment of the short-term, low cost advances, leaving mostly higher rate long-term advances on the Bank's books. Twice during the nine months ended March 31, 2006, the Bank activated its overnight line of credit with the Federal Home Loan Bank of New York to meet liquidity needs.

Provision for Loan Losses. The provision for loan losses increased $238,000, to $245,000 for the nine months ended March 31, 2006, from $7,000 recorded during the nine months ended March 31, 2005. Management attributes the increase primarily to growth in the loan portfolio between the two periods. Total loans increased to $667.4 million at March 31, 2006, from $562.6 million at June 30, 2005. Non-performing loans were $1.4 million, or 0.21% of total loans at March 31, 2006, as compared to $1.9 million, or 0.34% of total loans at June 30, 2005. The allowance for loan losses as a percentage of total loans outstanding was 0.85% at March 31, 2006 and 0.96% at June 30, 2005, reflecting allowance balances of $5.6 million and $5.4 million, respectively.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. We maintained the allowance for loan losses as of March 31, 2006 at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income attributed to fees, service charges and miscellaneous income increased $390,000, to $1.7 million for the nine months ended March 31, 2006, from $1.3 million for the nine months ended March 31, 2005. The increase in non-interest income attributed to fees, service charges and miscellaneous income was due primarily to income of $225,000 realized from additional bank owned life insurance purchased between July and December 2005, non-recurring loan fees, including prepayment penalties of $86,000 and increased fee income from the Bank's retail branch system.

There was non-interest income from net gains on the sale securities of $1.0 million during the nine months ended March 31, 2006, compared to non-interest income from gains on the sale of securities of $71,000 during the nine months ended March 31, 2005. In the quarter ended March 31, 2006, the sale of 131,088 shares of Freddie Mac common stock produced a gain of $8.8 million while the sale of the portfolio of government agency notes produced a loss of $7.9 million. There was also an $86,000 gain on the sale of a government income fund recorded earlier in the year.

Non-Interest Expense. Total non-interest expense increased $5.5 million, or 21.7%, to $30.9 million for the nine months ended March 31, 2006, from $25.4 million for the nine months ended March 31, 2005. The increase consisted primarily of an increase in salaries and employee benefits, net occupancy expense of premises, equipment expense, advertising expense, directors' compensation and miscellaneous expenses.

Salaries and employee benefits increased $3.1 million, or 20.4%, to $18.3 million for the nine months ended March 31, 2006, compared to $15.2 million for the nine months ended March 31, 2005. Management attributes the increase primarily to stock benefit plans approved at the Company's first annual meeting held in October 2005, which resulted in an expense of $1.2 million recorded for the nine months ended March 31, 2006. The distribution of restricted stock and stock option awards to officers occurred in December 2005. Employee stock ownership plan ("ESOP") compensation expense was $1.4 million. The Bank established the ESOP in conjunction with the initial public offering completed in February 2005, purchasing 1.7 million shares. The nine months ended March 31, 2005 did not include these expense categories. Compensation expense increased $703,000, year-over-year, due to normal salary increases and additional personnel hired to staff the Bank's 26th retail branch office, which opened in Lanoka Harbor, New Jersey in October 2005. Other employee benefits expense including employee health insurance and payroll taxes increased $451,000, year-over-year. Pension expense decreased $607,000 from the same period in the prior year, when the Bank recorded a special charge due to actuarial adjustments resulting from lower than expected investment returns on plan assets and higher required contributions resulting from the incremental effect of normal salary increases.

Net occupancy expense of premises increased $223,000 to $2.5 million during the nine months ended March 31, 2006 from $2.3 million for the nine months ended March 31, 2005. Management attributes most of the increase to repairs and maintenance expense and utilities expense associated with the operation of the Bank's retail branch system. An increase in depreciation expense resulted from the Company's headquarters building in Fairfield, New Jersey, which the Bank's personnel did not fully occupy until November 2004. In December 2005, the Bank began leasing space to a tenant, located in the building housing its Springfield, New Jersey retail branch office, which will help mitigate the cost of operating that location. The Bank may lease other surplus space to tenants in the future.

An increase of $426,000, year-over-year, in equipment expense resulted from higher depreciation expense and increased costs related to data processing, including system risk assessment and intrusion protection for the Bank's computer network, ATM support and Internet banking. Depreciation expense increased due primarily to new furniture, fixtures and equipment located in the Company's headquarters building.

Advertising expense increased $243,000, compared to the same period in the prior year, due to an advertising campaign associated with the grand opening of the Bank's 26th retail branch office in Lanoka Harbor, New Jersey in October 2005. The Bank conducted an extensive marketing campaign to increase its loan originations and an advertising campaign associated with the introduction of the Bank's Star Banking product. This new relationship based retail-banking product, designed to build core deposits, bundles services and deposit products together with the Bank's Internet banking and bill-paying tools.

Directors' compensation increased $773,000, to $1.4 million during the nine months ended March 31, 2006, from $670,000 for the nine months ended March 31, 2005. The increase resulted primarily from stock benefit plans approved at the Company's annual meeting, with a $685,000 expense recorded for the nine months ended March 31, 2006. Other fees, including an expense attributed to a directors' incentive compensation plan, increased by $145,000. Advisory board fees decreased $58,000 year-over-year, due to the expiration of obligations resulting from the acquisition of Pulaski Bancorp in October 2002.

Miscellaneous expenses increased $730,000, or 28.1%, to $3.4 million for the nine months ended March 31, 2006, compared to $2.6 million for the nine months ended March 31, 2005. Miscellaneous expenses included professional fees consisting of legal expense and audit and accounting services expense, which increased $88,000 and $246,000, respectively, and expenses of $163,000 attributed to the Company's prior and upcoming annual meetings. These expenses were in large part due to becoming a public company. Audit and accounting services expense includes expenditures to assist the Company in compliance with
Section 404 of the Sarbanes-Oxley Act. All other elements of non-interest expense totaled $2.6 million for the nine months ended March 31, 2006; an increase of $232,000, or 9.7%, from $2.4 million for the nine months ended March 31, 2005.

Provision for Income Taxes. The provision for income taxes decreased $2.2 million to $1.8 million for the nine months ended March 31, 2006, from $4.0 million for the nine months ended March 31, 2005. The effective income tax rate was 19.0% for the nine months ended March 31, 2006, compared to 26.9% for the nine months ended March 31, 2005. Management attributes the lower effective income tax rate to a significant decrease in pre-tax income, $9.6 million for the nine months ended March 31, 2006 compared to $14.8 million for the nine months ended March 31, 2005. During the nine months ended March 31, 2006, the Company recorded adjustments attributed to filing its federal and state income tax returns for the year ended June 30, 2005, reducing tax expense by $81,000, which was another factor in the decrease of its effective tax rate.

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

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At March 31, 2006, the Bank had outstanding commitments to originate loans of $74.6 million, construction loans in process of $14.3 million and unused lines of credit of $27.8 million.

Certificates of deposit increased during the quarter ended June 30, 2005, due to a promotional short-term rate offered by the Bank. Deposits, primarily certificates of deposit, decreased in the quarters ended September 30, 2005 and December 31, 2005 as the Bank intentionally slowed increases in the rates it pays on deposits relative to the pace of rising market interest rates. Certificates of deposit continued to decrease, as well as core deposits, during the quarter ended March 31, 2006. Management's goal to slow the increase in the cost of funds was not sustainable. In the quarter ended March 31, 2006, the Bank introduced several deposit products designed to build core deposits and adjusted interest rates on certificates of deposit to stabilize their rate of attrition. Certificates of deposit scheduled to mature in one year or less at March 31, 2006, totaled $716.7 million.

While deposits are the Bank's primary source of funds, the Bank also generates cash through borrowings from the Federal Home Loan Bank of New York (the "FHLB"). At March 31, 2006, advances from the FHLB amounted to $61.3 million. The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit or by taking additional long-term or short-term advances. Because of continued strong loan demand and continued deposit outflows, the Bank began utilizing the FHLB overnight line of credit during the quarter ended March 31, 2006. Management used proceeds from the restructuring of the securities portfolio in February 2006 to repay the borrowed money.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2006, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision (the "OTS").

The following table sets forth the Bank's capital position at March 31, 2006, as compared to the minimum regulatory capital requirements:

                                                                  March 31, 2006 (Unaudited)
                                        -------------------------------------------------------------------------------
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                        Minimum Capital           Prompt Corrective
                                                 Actual                   Requirements            Action Provisions
                                        -------------------------    -----------------------    -----------------------
                                          Amount         Ratio        Amount        Ratio        Amount        Ratio
                                        -------------------------------------------------------------------------------
                                                                        (In Thousands)
Total Capital
  (to risk-weighted assets)            $ 371,730          49.68%      $ 59,856        8.00%     $ 74,820        10.00%

Tier 1 Capital
  (to risk-weighted assets)              366,081          48.93%             -           -      $ 44,892         6.00%

Core (Tier 1) Capital
  (to adjusted total assets)           $ 366,081          19.14%      $ 57,366        3.00%     $ 95,610         5.00%

Tangible Capital
  (to adjusted total assets)           $ 366,081          19.14%      $ 28,683        1.50%            -            -

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

Quantitative Analysis. Management using the OTS model, which estimates the change in the Bank's net portfolio value (the "NPV") over a range of interest rate scenarios, monitors the Bank's interest rate sensitivity. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. OTS defines the NPV ratio, under any interest rate scenario, as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of December 31, 2005, the most recent date for which the Bank has received the Bank's NPV as calculated by the OTS. Management does not believe that there has been a material adverse change in the Bank's interest rate risk during the three months ended March 31, 2006.

                                                              At December 31, 2005
                            ------------------------------------------------------------------------------------------
                                                                                  Net Portfolio Value
                                  Net Portfolio Value                       as % of Present Value of Assets
                            ---------------------------------     ----------------------------------------------------
                                                                                     Net Portfolio       Basis Point
   Changes in Rates           $ Amount           $ Change           % Change          Value Ratio          Change
-----------------------     --------------     --------------     --------------     --------------     --------------
                                                                 (In Thousands)
       +300 bp                    291,698           -145,551               -33%             15.84%            -599 bp
       +200 bp                    340,194            -97,056               -22%             17.95%            -388 bp
       +100 bp                    389,304            -47,945               -11%             19.97%            -186 bp
          0 bp                    437,250            -                     -                21.83%            -
       -100 bp                    476,615            +39,365                +9%             23.25%            +143 bp
       -200 bp                    501,575            +64,325               +15%             24.09%            +226 bp

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

                                     PART II


     ITEM 1.        Legal Proceedings
                    -----------------

                    At March 31, 2006, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

     ITEM 1A.       Risk Factors
                    ------------

                    Not applicable. Item 1A. to Part I of the Form 10-K was effective as of December 1, 2005. The Company's fiscal year end is June 30; therefore, it has not filed a Form 10-K since Item 1A. became effective. The first time the Company's Annual Report on Form 10-K will include "Item 1A. Risk Factors" will be for the year ending June 30, 2006.

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

                    Not applicable.

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

                      ---------------------------------------------------------------------------

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





                                KEARNY FINANCIAL CORP.

Date:      May 15, 2006         By:  /s/ John N. Hopkins
           ------------              -------------------------------------------
                                     John N. Hopkins
                                     President and Chief Executive Officer
                                     (Duly  authorized  officer  and  principal
                                      executive officer)

Date:      May 15, 2006         By:  /s/ Albert E. Gossweiler
           ------------              -------------------------------------------
                                     Albert E. Gossweiler
                                     Senior Vice President and Chief  Financial
                                     Officer
                                     (Principal financial officer)