Form 10-K/A
period 2005-06-30
Kearny Financial Corp.
filed 2006-05-16
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 OR 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended                   June 30, 2005
                               ---------------------------------------------

                                     - or -

[X] Transition Report pursuant to section 13 OR 15(d) of the Securities Exchange Act of 1934

     For the transition period from          to
                                    --------    --------

                           Commission Number: 0-51093

                             Kearny Financial Corp.
                             ----------------------
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
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                                ----------

Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.   YES [ ]   NO [X]

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act.  YES [ ]   NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).  [ ] YES   [X] NO

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

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions  of  the  Proxy   Statement   for  the  2005  Annual   Meeting  of
     Stockholders. (Part III)

                     EXPLANATORY NOTE: REASON FOR AMENDMENT
                     --------------------------------------

         Kearny Financial Corp. (the "Company") is filing this amendment to its Annual Report on Form 10-K for the year ended June 30, 2005 in order to revise its presentation of net income per common share. There have been no changes to previously reported total net income for any period. Only share and per share amounts are being restated.

         The effective date of the Company's initial public offering (the "IPO") was February 23, 2005, and a total of 72,737,500 shares were issued. The 10,000 shares issued to the mutual holding company, Kearny MHC (the "MHC"), in connection with the mutual holding company reorganization completed in 2001 were "replaced" with 50,916,250 shares, representing 70% of the total shares issued in the IPO. The remaining 30% of the shares issued, totaling 21,821,250 shares, were sold in the IPO to the public.

         In the Company's Form 10-K for the year ended June 30, 2005 previously filed with the Securities and Exchange Commission ("SEC"), the presentation of basic and diluted net income per share assumed the effective date of the transaction was July 1, 2004. Additionally, basic and diluted net income per share for fiscal 2004, 2003, 2002 and 2001 were not retroactively adjusted to reflect that 70% of the shares issued in the IPO were a replacement for the 10,000 shares held by the MHC before the IPO.

         At the request of the staff of the SEC, the Company is restating its share and per share computations for the five years ended June 30, 2005. The share and per share data for the year ended June 30, 2005 has been restated based on a weighted average number of shares outstanding beginning on February 23, 2005, the date the Company's initial public offering was completed. Additionally, the share and per share data for the four fiscal years ended June 30, 2004 has been restated to reflect the replacement of the MHC's shares in connection with the IPO.

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

                                                                      For the Year Ended June 30,
                                                  --------------------------------------------------------------------
                                                        2005            2004         2003          2002         2001
                                                        ----            ----         ----          ----         ----
                                                                   (In Thousands, Except Per Share Data)
Per Share Data:
Net income per share - basic (as restated)........     $ 0.33         $ 0.25        $ 0.08        $ 0.32       $ 0.28
Net income per share - diluted (as restated)......     $ 0.33         $ 0.25        $ 0.08        $ 0.32       $ 0.28
Weighted average number of common
    Shares outstanding - basic (as restated)......     57,963         50,916        50,916        50,916       50,916
Weighted average number of common
    Shares outstanding - diluted (as restated)....     57,963         50,916        50,916        50,916       50,916
Cash dividends per share (1)......................     $   --         $   --        $ 0.02        $ 0.02       $ 0.02

_____________________
(1) Cash dividends paid per share represents the aggregate of dividends paid by Kearny Financial Corp., West Essex Bancorp, Inc., and Pulaski Bancorp, Inc. to the minority stockholders of West Essex Bancorp, Inc. and Pulaski Bancorp, Inc. divided by the outstanding shares of Kearny Financial Corp. common stock.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Company's financial statements are contained in this amended Annual Report on Form 10-K immediately following Item 15.

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

(3) The following exhibits are filed as part of this report:

                  11       Statement regarding computation of earnings per share
                  23      Consent of Beard Miller Company LLP

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
                                                                                        ===============      ===============
See notes to consolidated  financial statements.
----------------------------------------------------------------------------------------------------------------------------

                                      F-2

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Years Ended June 30,
                                                                           ----------------------------------------------------
                                                                              2005                2004                 2003
                                                                           ----------          ----------           ----------
                                                                                   (In Thousands, Except Per Share Data)
INTEREST INCOME
   Loans                                                                      $29,311            $28,919             $36,673
   Mortgage-backed securities                                                  33,954             33,980              47,764
   Investment and available for sale securities                                16,536             14,426               9,133
   Other interest-earning assets                                                2,640              1,329               2,922
                                                                           ----------          ---------            --------

       Total Interest Income                                                   82,441             78,654              96,492
                                                                           ----------          ---------            --------

INTEREST EXPENSE
   Deposits                                                                    26,532             28,082              39,908
   Borrowings                                                                   3,890              4,018               4,787
                                                                           ----------          ---------            --------

       Total Interest Expense                                                  30,422             32,100              44,695
                                                                           ----------          ---------            --------

       Net Interest Income                                                     52,019             46,554              51,797

PROVISION FOR LOAN LOSSES                                                          68                  -                   -
                                                                           ----------          ---------            --------

       Net Interest Income after Provision for Loan Losses                     51,951             46,554              51,797
                                                                           ----------          ---------            --------

NON-INTEREST  INCOME
   Fees and service charges                                                       712                681               1,002
   Gain on sale of available for sale securities                                7,705                  -                   -
   Miscellaneous                                                                1,086                879                 845
                                                                           ----------          ---------            --------

       Total Non-Interest Income                                                9,503              1,560               1,847
                                                                           ----------          ---------            --------

NON-INTEREST EXPENSES
   Salaries and employee benefits                                              20,790             16,522              16,962
   Net occupancy expense of premises                                            3,163              2,523               2,376
   Equipment                                                                    3,931              3,453               3,142
   Advertising                                                                  1,176                861                 861
   Federal insurance premium                                                      554                587                 620
   Amortization of intangible assets                                              636                636                 636
   Directors' fees                                                                886                827                 818
   Merger related expenses                                                          -                592              14,921
   Miscellaneous                                                                3,726              3,471               4,016
                                                                           ----------          ---------            --------

       Total Non-Interest Expenses                                             34,862             29,472              44,352
                                                                           ----------          ---------            --------

       Income before Income Taxes                                              26,592             18,642               9,292

INCOME TAXES                                                                    7,694              5,745               5,237
                                                                           ----------          ---------            --------

       Net Income                                                             $18,898            $12,897            $  4,055
                                                                           ==========          =========            ========

NET INCOME PER COMMON SHARE
   Basic (As restated)                                                          $0.33              $0.25               $0.08
                                                                           ==========          =========            ========

   Diluted (As restated)                                                        $0.33              $0.25               $0.08
                                                                           ==========          =========            ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   Basic (As restated)                                                         57,963             50,916              50,916
                                                                           ==========         ==========            ========

   Diluted (As restated)                                                       57,963             50,916              50,916
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

Net Income per Common Share

     Net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share did not differ from basic net income per common share as there were no contracts or securities exercisable or which could be converted into common stock. The calculation of basic and diluted net income per common share excludes Kearny Federal Savings Bank Employee Stock Ownership Plan (the "ESOP") shares that have not been previously allocated to participants or have not been committed to be released for allocation to participants. The 10,000 shares issued to Kearny MHC in connection with the Company's reorganization in 2001 were "replaced" with 70% of the shares issued in the Company's initial public offering. This transaction is analogous to a stock split or significant stock dividend, therefore, net income per common share for those shares have been retroactively restated for all periods presented. See Note 3 to Consolidated Financial Statements.

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


NOTE 20 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2005 and 2004:

                                                                           Year Ended June 30, 2005
                                                       -------------------------------------------------------------------------
                                                        First Quarter      Second Quarter     Third Quarter      Fourth Quarter
                                                        -------------      --------------     -------------      --------------
                                                                    (In Thousands, Except Per Share Data)

Interest income                                            $19,907            $19,832            $21,078             $21,624
Interest expense                                             7,103              7,174              7,764               8,381
                                                           -------            -------            -------             -------

       Net Interest Income                                  12,804             12,658             13,314              13,243

Provision for loan losses                                      151                (34)              (110)                 61
                                                           -------            -------            -------             -------

       Net Interest Income after Provision for
           Loan Losses                                      12,653             12,692             13,424              13,182

Noninterest income                                             494                410                492               8,107
Noninterest expenses                                         7,789              8,767              8,811               9,495
                                                           -------            -------            -------             -------

       Income before Income Taxes                            5,358              4,335              5,105              11,794

Income taxes                                                 1,562              1,143              1,279               3,710
                                                           -------            -------            -------             -------

       Net Income                                          $ 3,796            $ 3,192            $ 3,826             $ 8,084
                                                           =======            =======            =======             =======

Net income per common share:
     Basic (As restated)                                   $  0.07            $  0.06            $  0.06             $  0.11
                                                           =======            =======            =======             =======

     Diluted (As restated)                                 $  0.07            $  0.06            $  0.06             $  0.11
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


NOTE 21 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                                           Year Ended June 30, 2004
                                                       -----------------------------------------------------------------------
                                                       First Quarter    Second Quarter       Third Quarter      Fourth Quarter
                                                       -------------    --------------       -------------      --------------
                                                                    (In Thousands, Except Per Share Data)
Interest income                                            $19,656            $19,664            $19,780             $19,554
Interest expense                                             9,158              8,198              7,597               7,147
                                                           -------            -------            -------             -------

       Net Interest Income                                  10,498             11,466             12,183              12,407

Provision for loan losses                                        -                  -                  -                   -
                                                           -------            -------            -------             -------

       Net Interest Income after Provision for
           Loan Losses                                      10,498             11,466             12,183              12,407

Noninterest income                                             438                355                403                 364
Noninterest expenses                                         7,743              7,093              7,310               7,326
                                                           -------            -------            -------             -------

       Income before Income Taxes                            3,193              4,728              5,276               5,445

Income taxes                                                   958              1,418              1,583               1,786
                                                           -------            -------            -------             -------

       Net Income                                          $ 2,235            $ 3,310            $ 3,693             $ 3,659
                                                           =======            =======            =======             =======

Net income per common share:
     Basic (As restated)                                   $  0.04            $  0.07            $  0.07             $  0.07
                                                           =======            =======            =======             =======

     Diluted (As restated)                                 $  0.04            $  0.07            $  0.07             $  0.07
                                                           =======            =======            =======             =======


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KEARNY FINANCIAL CORP.


Dated: May 15, 2006                    By: /s/John N. Hopkins
                                           -------------------------------------
                                           John N. Hopkins
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on May 15, 2006 on behalf of the Registrant and in the capacities indicated.


By:      /s/John N. Hopkins                                   By:      /s/Albert E. Gossweiler
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


By:      /s/William C. Ledgerwood                             By:      /s/Theodore J. Aanensen
         -------------------------------------                         -------------------------------
         William C. Ledgerwood                                         Theodore J. Aanensen
         Senior Vice President, Treasurer and                          Director
           Chief Accounting Officer
         (Principal Accounting Officer)


By:      /s/John J. Mazur Jr.                                 By:      /s/Joseph P. Mazza
         -------------------------------------                         -------------------------------
         John J. Mazur Jr.                                             Joseph P. Mazza
         Chairman                                                      Director


By:      /s/Matthew T. McClane                                By:      /s/John F. McGovern
         -------------------------------------                         -------------------------------
         Matthew T. McClane                                            John F. McGovern
         Director                                                      Director

By:      /s/Leopold W. Montanaro                              By:      /s/John F. Regan
         -------------------------------------                         -------------------------------
         Leopold W. Montanaro                                          John F. Regan
         Director                                                      Director

By:      /s/Henry S. Parow
         -------------------------------------
         Henry S. Parow
         Director