Form 10-K
period 2006-06-30
Kearny Financial Corp.
filed 2006-09-13
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to section 13 OR 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended               June 30, 2006
                               -------------------------------------------------

                                     - or -

[ ] Transition Report pursuant to section 13 OR 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________________ to ____________________


                           Commission Number: 0-51093

                             Kearny Financial Corp.
                             ----------------------
             (Exact name of Registrant as specified in its Charter)

               United States                                     22-3803741
---------------------------------------------                  -------------
(State or other jurisdiction of incorporation                  (IRS Employer
 or organization)                                            Identification No.)

120 Passaic Avenue, Fairfield, New Jersey                         07004
-----------------------------------------                    ---------------
(Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code:     (973) 244-4500
                                                     -------------------

Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:     None
                                                            -------------


        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
        [ ] YES   [X] NO

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
        [ ] YES   [X] NO

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        [X] YES   [ ] NO

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
            Large accelerated filer [ ]        Accelerated filer [X]
            Non-accelerated filer [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
         [ ] YES  [X] NO

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on December 31, 2005, (the last day of the Registrant's most recently completed second fiscal quarter) was $236.9 million.

        As of September 8, 2006 there were issued and outstanding 72,667,600 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

          1. Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders. (Part III)

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

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting policies and practices, as may be adopted by regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board; technological changes; competition among financial services providers; and the success of the Company at managing the risks involved in the foregoing and managing its business.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Business
-----------------

General

         The Company is a federally-chartered corporation that was organized on March 30, 2001 for the purpose of being a holding company for Kearny Federal Savings Bank (the "Bank"), a federally-chartered stock savings bank. On February 23, 2005, the Company completed a minority stock offering in which it sold 21,821,250 shares, or 30% of its outstanding common stock. The remaining 70% of the outstanding common stock, or 50,916,250 shares, are owned by Kearny MHC (the "MHC"). The MHC is a federally-chartered mutual holding company, and so long as the MHC is in existence, it will at all times own a majority of the outstanding common stock of the Company. The MHC and the Company are regulated by the Office of Thrift Supervision.

         The Company is a unitary savings and loan holding company and conducts no significant business or operations of its own. References in this Annual Report on Form 10-K to the Company or Registrant generally refer to the Company and the Bank, unless the context indicates otherwise. References to "we," "us," or "our" refer to the Bank or Company, or both, as the context indicates.

         The Bank was originally founded in 1884 as a New Jersey mutual building and loan association. It obtained federal insurance of accounts in 1939 and received a federal charter in 1941. The Bank's deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation, and the Bank is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

         Our primary business is attracting retail deposits from the general public and using those deposits, together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for our investing and lending activities. We invest in mortgage-backed securities, U.S. government obligations, obligations of state and political subdivisions and other securities. Our loan portfolio consists of one-to-four family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans, home equity loans and lines of credit, and other consumer loans. At June 30, 2006, mortgage-backed securities and investment securities comprised 45.7% of our total assets while loans receivable, net, comprised 35.0% of our total assets. At June 30, 2005 mortgage-backed securities and investment securities were 59.9% and loans were 26.5% of our total assets, and at June 30, 2004 these percentages were 64.5% and 26.1%, respectively. It is our intention to continue to increase the balance of our loan portfolio relative to the size of our securities portfolio.

         Market Area. We operate from administrative headquarters in Fairfield, New Jersey, and as of June 30, 2006 had 26 branch offices located in Bergen, Hudson, Passaic, Morris, Middlesex, Essex, Union and Ocean Counties, New Jersey. We also consider Monmouth County, New Jersey to be part of our market area. Our lending is concentrated in these nine New Jersey counties, and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

         Our primary market area is largely urban and suburban with a broad economic base as is typical within the New York metropolitan area. Service jobs represent the largest employment sector followed by wholesale/retail trade.

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

Lending Activities

         General. We have traditionally focused on the origination of one-to-four family loans, which comprise a significant majority of our total loan portfolio. Our next largest category of lending is commercial real estate which includes multi-family dwellings, mixed-use properties and other commercial properties. We also offer consumer loans (primarily composed of home equity loans and lines of credit), construction loans (to builders and developers as well as individual homeowners) and commercial business loans, generally secured by real estate.

                                                                             At June 30,
                                ----------------------------------------------------------------------------------------------------
                                         2006                2005                2004               2003                 2002
                                --------------------- ------------------ ------------------ -------------------- -------------------
                                   Amount    Percent    Amount  Percent     Amount  Percent   Amount    Percent    Amount    Percent
                                   ------    -------    ------  -------     ------  -------   ------    -------    ------    -------
  Type of Loans:                                                                            (In thousands)
  -------------
  Real estate mortgage -
     One-to-four family......... $465,822     65.80%  $382,766   68.04%   $358,241   70.22%  $366,391    71.50%   $458,969    77.24%
  Real estate mortgage -
    multi-family and
    commercial..................  107,111     15.13     96,685   17.18      83,426   16.35     71,099    13.88      59,418    10.00
  Commercial business...........    3,208      0.45      2,930    0.52       5,161    1.01      2,353     0.46       6,704     1.13
  Consumer:
     Home equity loans..........   93,639     13.23     54,199    9.63      37,381    7.33     37,315     7.28      36,750     6.19
     Equity lines of credit.....   12,988      1.83     14,850    2.64      15,677    3.07     19,905     3.89      19,183     3.23
     Passbook or certificate....    2,884      0.41      2,831    0.50       2,746    0.54      2,895     0.56       3,044     0.51
     Other......................      247      0.03        264    0.05         336    0.07      1,273     0.25       1,111     0.18
  Construction..................   22,078      3.12      8,094    1.44       7,212    1.41     11,183     2.18       9,030     1.52
                                 --------    ------   --------  ------    --------  ------   --------   ------    --------   ------
       Total loans..............  707,977    100.00%   562,619  100.00%    510,180  100.00%   512,414   100.00%    594,209   100.00%
                                 --------    ======   --------  ======    --------  ======   --------   ======    --------   ======
  Less:
     Allowance for loan losses..    5,451                5,416               5,144              5,180                5,170
     Deferred loan (costs)
        and fees, net...........   (1,087)                (815)               (758)            (1,927)              (2,103)
                                 --------             --------            --------           --------             --------
                                    4,364                4,601               4,386              3,253                3,067
                                 --------             --------            --------           --------             --------
       Total loans, net......... $703,613             $558,018            $505,794           $509,161             $591,142
                                 ========             ========            ========           ========             ========

         Loan Maturity Schedule. The following table sets forth the maturity of our loan portfolio at June 30, 2006. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. Loans are stated in the following tables at contractual maturity and actual maturities could differ due to prepayments.

                                                                         At June 30, 2006
                            -------------------------------------------------------------------------------------------------------
                                            Real
                                           estate
                                 Real     mortgage -
                                estate     multi-                              Home
                              mortgage -   family                    Home      equity
                             one-to-four    and        Commercial    equity   lines of  Passbook or
                               family    commercial     business     loans     credit   certificate   Other  Construction    Total
                               ------    ----------     --------     -----     ------   -----------   -----  ------------    -----
                                                              (In thousands)
Amounts Due:
Within 1 Year ..............   $    155   $    135      $  3,175   $     53   $     58   $  2,460   $    126   $ 15,215   $ 21,377
                               --------   --------      --------   --------   --------   --------   --------   --------   --------

After 1 year:
  1 to 3 years .............      3,269        638            33      4,068        242        414         28      6,863     15,555
  3 to 5 years .............     12,015      2,491             -      7,248         47          -          -          -     21,801
  5 to 10 years ............     77,974     12,118             -     29,553      2,626          -          -          -    122,271
  10 to 15 years ...........    129,230     35,252             -     37,326      9,057         10         93          -    210,968
  Over 15 years ............    243,179     56,477             -     15,391        958          -          -          -    316,005
                               --------   --------      --------   --------   --------   --------   --------   --------   --------

Total due after one year ...    465,667    106,976            33     93,586     12,930        424        121      6,863    686,600
                               --------   --------      --------   --------   --------   --------   --------   --------   --------
Total amount due ...........   $465,822   $107,111      $  3,208   $ 93,639   $ 12,988   $  2,884   $    247   $ 22,078   $707,977
                               ========   ========      ========   ========   ========   ========   ========   ========   ========

         The following table shows the dollar amount of loans as of June 30, 2006 that are due after June 30, 2007 according to rate type and loan category.


                                                                       Floating or
                                                    Fixed Rates     Adjustable Rates       Total
                                                    -----------     ----------------       -----
                                                                     (In thousands)
        Real estate mortgage -
           one-to-four family .....................   $387,701         $ 77,966         $465,667
        Real estate mortgage -
          multi-family and commercial .............     79,987           26,989          106,976
        Commercial business .......................         33                -               33
        Consumer:
           Home equity loans ......................     93,586                -           93,586
           Home equity lines of credit ............      2,254           10,676           12,930
           Passbook or certificate ................          -              424              424
           Other ..................................        118                3              121
           Construction ...........................          -            6,863            6,863
                                                      --------         --------         --------
               Total ..............................   $563,679         $122,921         $686,600
                                                      ========         ========         ========


         One-to-Four   Family  Mortgage  Loans.  Our  primary  lending  activity
consists of the origination of one-to-four family first mortgage loans, nearly all of which are secured by property located within New Jersey.

         We will originate a one-to-four family mortgage loan on an owner occupied property with a principal amount of up to 95% of the lesser of the appraised value or the purchase price of the property, with private mortgage insurance required if the loan to value ratio exceeds 80%. Our loan to value limit on a non-owner occupied property is 75%. Loans in excess of $750,000 are handled on a case-by-case basis and are subject to lower loan to value limits, generally no more than 50%.

         Our fixed rate and adjustable rate residential mortgage loans on owner occupied properties have terms of ten to thirty years. Residential mortgage loans on non-owner occupied properties have terms of up to fifteen years for fixed rate loans and terms up to twenty years for adjustable rate loans. We also offer ten-year balloon mortgages with a thirty-year amortization schedule on owner occupied properties and a twenty year amortization schedule on non-owner occupied properties.

         Our adjustable rate loan products provide for an interest rate that is tied to the one-year Constant Maturity U.S. Treasury index and have terms of up to thirty years with initial fixed rate periods of one, three, five, seven, or ten years according to the terms of the loan and annual rate adjustment thereafter. We also offer an adjustable rate loan with a term of up to thirty years with a rate that adjusts every five years to the five-year Constant Maturity U.S. Treasury index. There is a 200 basis point limit on the rate adjustment in any adjustment period, and the rate adjustment limit over the life of the loan is 600 basis points.

         We offer a first time home buyer program for persons who have not previously owned real estate and are purchasing a one-to-four family property in Bergen, Passaic, Morris, Essex, Hudson, Middlesex, Monmouth, Ocean and Union Counties, New Jersey for use as a primary residence. This program is also available outside these areas only to persons who are existing deposit or loan customers of Kearny Federal Savings Bank and/or members of their immediate families. The financial incentives offered under this program are a one-quarter of one percent rate reduction on all first mortgage loan types and the refund of the application fee at closing.

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

         Substantially all of our residential mortgages include "due on sale" clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing our one-to-four family residential loans are made by state certified or licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability and fire insurance and, if applicable, flood insurance, are also required.

         Multi-family and Commercial Real Estate Mortgage Loans. We also originate mortgage loans on multi-family and commercial real estate properties, including loans on apartment buildings, retail/service properties, and other income-producing properties, such as mixed-use properties combining residential and commercial space.

         We generally require no less than a 30% down payment or equity position for mortgage loans on multi-family and commercial real estate properties, and we require personal guarantees on all such loans. Currently, these loans are made with a maturity of up to 20 years. We also offer a five-year balloon loan with a twenty- year amortization schedule. All of our multi-family and commercial real estate mortgage loans are on properties within New Jersey.

         Multi-family and commercial real estate mortgage loans generally are considered to entail significantly greater risk than that which is involved with one-to-four family real estate lending. The repayment of these loans typically is dependent on the successful operations and income stream of the borrower and the real estate securing the loan as collateral. These risks can be significantly affected by economic conditions. In addition, multi-family and commercial real estate mortgage loans generally carry larger balances to single borrowers or related groups of borrowers than one-to-four family loans. Multi-family and commercial real estate lending typically requires substantially greater evaluation and oversight efforts compared to residential real estate lending.

         Commercial Business Loans. We also originate commercial term loans and lines of credit to a variety of professionals, sole proprietorships and small businesses in our market area. These loans are normally secured by real estate, and we require personal guarantees on all commercial loans. Marketable securities may also be accepted as collateral on lines of credit, but with a loan to value limit of 50%. The loan to value limit on secured commercial lines of credit and term loans is otherwise generally limited to 70%. We also make unsecured commercial loans in the form of overdraft checking authorization up to $25,000 and unsecured lines of credit up to $25,000.

         Our commercial term loans generally have terms of up to fifteen years and are mostly fixed rate loans. Our commercial lines of credit have terms of up to two years and are mostly adjustable rate loans. We also offer a one-year interest only commercial line of credit with balloon payment.

         Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial business loans, therefore, have greater credit risk than residential mortgage loans. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one-to-four family loans. Commercial lending requires substantially greater evaluation and oversight efforts compared to residential or non-residential real estate lending.

         Home Equity Loans and Lines of Credit. Our home equity loans are fixed rate loans for terms of generally up to twenty years. We also offer fixed and adjustable rate home equity lines of credit with terms of up to fifteen years. Collateral value is determined through an Automated Valuation Module (AVM), specifically, the Freddie Mac's Home Valuation Explorer (HVE), or property value analysis report (FHLMC Form 704) provided by a state certified or licensed independent appraiser. In some cases, we determine collateral value by a full appraisal performed by a state certified or licensed independent appraiser. Home equity loans and lines of credit do not require title insurance but do require homeowner, liability and fire insurance and, if applicable, flood insurance.

         Home equity loans and fixed rate home equity lines of credit are primarily originated in our market area and are generally made in amounts of up to 80% of value on term loans and of up to 75% of value on home equity adjustable rate lines of credit. We originate home equity loans secured by either a first lien or a second lien on the property.

         Other Consumer Loans. In addition to home equity loans and lines of credit, our consumer loan portfolio includes savings and certificates of deposit secured (passbook) loans and unsecured personal overdraft loans. We will generally lend up to 90% of the account balance on a savings secured loan.

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

         Construction Lending. Our construction lending includes loans to individuals for construction of one- to-four family residences or for major renovations or improvements to an existing dwelling. Our construction lending also includes loans to builders and developers for multi-unit buildings or multi-house projects. All of our construction lending is in New Jersey.

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

         We have no formal limits as to the number of projects a builder has under construction or development, and make a case-by-case determination on loans to builders and developers who have multiple projects under development. The Board of Directors reviews the Bank's business relationship with a builder or developer prior to accepting a loan application for processing. We generally do not make construction loans to builders on a speculative basis, without a contract in place. Financing is only provided for up to two houses at a time in a multi-house project, requiring a contract on one of the two houses before financing for the next house may be obtained.

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

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. Accordingly, as of June 30, 2006, our loans to one borrower limit was approximately $55.3 million.

         At June 30, 2006, our largest single borrower had an aggregate loan balance of approximately $9.5 million, representing two mortgage loans secured by commercial real estate. Our second largest single borrower had an aggregate loan balance of approximately $9.3 million, representing two loans secured by commercial real estate, one commercial line of credit secured by real estate and one residential mortgage loan. Our third largest borrower had an aggregate loan balance of approximately $9.2 million, representing one loan, a participation in a construction loan secured by commercial real estate. At June 30, 2006, all of these lending relationships were current and performing in accordance with the terms of their loan agreements.

         Loan Originations, Purchases, Sales, Solicitation and Processing. The following table shows total loans originated, purchased and repaid during the periods indicated.

                                                                   For the Year Ended June 30,
                                                             -------------------------------------------
                                                                 2006           2005          2004
                                                             ------------   -----------   ------------
                                                                           (In thousands)
Loan originations and purchases:
  Loan originations:
    Real estate mortgage - one-to-four family............      $118,371       $  86,026     $   69,550
    Real estate mortgage - multi-family and commercial...        23,444          24,622         26,052
    Commercial business..................................           708           1,422          5,631
    Construction.........................................        22,638           7,378          6,864
  Consumer:
    Home equity loans and lines of credit................        66,456          39,598         31,656
    Passbook or certificate..............................         1,578           1,618          1,830
    Other................................................           412             324            266
                                                               --------       ---------      ---------
  Total loan originations................................       233,607         160,988        141,849
                                                               --------       ---------      ---------
  Loan purchases:
    Real estate mortgage - one-to-four family............        24,434           1,515         14,262
    Real estate mortgage - multi-family and commercial...             -               -            762
                                                               --------       ---------      ---------
  Total loan purchases...................................        24,434           1,515         15,024
                                                               --------       ---------      ---------
  Loan principal repayments..............................      (113,786)       (111,740)      (157,906)
                                                               --------       ---------      ---------
Increase (decrease) due to other items...................         1,340           1,461         (2,334)
                                                               --------       ---------      ---------
Net increase (decrease) in loan portfolio................      $145,595       $  52,224      $  (3,367)
                                                               ========       =========      =========

         Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals and "walk-in" customers. Our residential loan originations are largely advertising driven.

         We primarily originate our own loans and retain them in our portfolio. As part of our loan growth strategy, we generally do not sell loans in the secondary market and do not currently anticipate that we will commence doing so in any large capacity. There were no whole loan sales during the three years ended June 30, 2006. Gross loan originations totaled $233.6 million for the year ended June 30, 2006 and exceeded principal repayments by approximately $119.8 million.

         In October 2005, the Bank entered into a loan purchase and servicing agreement with Countrywide Home Loans Inc. located in Westlake Village, California. The agreement with Countrywide calls for the purchase of loan pools that contain mortgages on properties in our lending area. All loan pools presented to the Bank must meet the Bank's underwriting requirements as outlined in the purchase and servicing agreement. Countrywide services these mortgages. During the year ended June 30, 2006, a total of $6.6 million of adjustable rate loans and $12.6 million of fixed rate loans were purchased from Countrywide.

         Purchase agreements have also been executed with a limited number of smaller, local mortgage companies in an effort to maintain the Bank's loan production pipeline. These agreements call for the purchase, on a flow basis, of adjustable rate and/or 10 or 15 year fixed rate mortgage loans with servicing released to the Bank. During the year ended June 30, 2006 a total of $2.4 million adjustable loans and $2.7 million of fixed rate loans were purchased from these companies.

         In addition to purchasing one-to-four family loans, we also occasionally purchase participations in loans originated by other banks and also through the Thrift Institutions Community Investment Corporation of New Jersey ("TICIC"). Our TICIC participations include multi-family and commercial real estate properties.

The aggregate balance of TICIC participations at June 30, 2006 was $8.9 million and the average balance on a single participation was approximately $256,000. At June 30, 2006, we had a total of six non-TICIC participations with an aggregate balance of $22.7 million, consisting of loans on commercial real estate properties, including a medical center, a self-storage facility, a shopping plaza, commercial buildings with a combination of retail and office space and a construction loan to build townhouses.

         Loan Approval Procedures and Authority. Senior management recommends and the Board of Directors approves our lending policies and loan approval limits. Our Senior Vice President and Chief Lending Officer may approve loans up to $500,000. Loan department personnel of Kearny Federal Savings Bank serving in the following positions may approve loans as follows: mortgage loan managers, mortgage loans up to $250,000; consumer loan managers, consumer loans up to $100,000; and consumer loan underwriters, consumer loans up to $50,000. In addition to these principal amount limits, there are established limits for different levels of approval authority as to minimum credit scores and maximum loan to value ratios and debt ratios. Our President and Chief Executive Officer, Senior Vice President and Chief Financial Officer and Senior Vice President and Treasurer each have authorization to countersign loans for amounts that exceed $500,000 up to a limit of $750,000. Our Senior Vice President and Chief Lending Officer must approve loans between $500,000 and $750,000 and one member of senior management as outlined above. Non-conforming mortgage loans and loans over $750,000 require the approval of the Board of Directors.

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

         As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2006, we held real estate owned totaling $109,000, consisting of one parcel of vacant land, currently under a contract of sale.

         Loans are reviewed on a regular basis and are placed on non-accrual status when they are more than ninety days delinquent, with the exception of a passbook loan, the outstanding balance of which is collected from the related passbook account along with accrued interest and a penalty when the loan is 120 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2006, we had approximately $942,000 of loans that were held on a non-accrual basis.

         Non-Performing Assets. The following table provides information regarding the Bank's non-performing loans and other non-performing assets. As of each of the dates indicated, we did not have any troubled debt restructurings. At June 30, 2006, the allowance for loan losses totaled $5.5 million, non-performing loans totaled $942,000, and the ratio of allowance for loan losses to non-performing loans was 578.7%.

                                                                                       At June 30,
                                                                ---------------------------------------------------------
                                                                  2006        2005         2004      2003          2002
                                                                --------    --------    --------   --------      --------
                                                                              (Dollars in thousands)
             Loans accounted for on a non-accrual basis:
               Real estate mortgage - one-to-four family...     $    329    $    846    $    771   $  1,571      $  1,152
               Real estate mortgage - multi-family and
                  commercial...............................          592       1,004       1,414        621           897
               Commercial business.........................            -          31          39          -             -
               Consumer:
                  Home equity loans........................           21          20          65        178            91
                  Home equity lines of credit..............            -          17           -          -             -
                  Other....................................            -           4           -          -            21
               Construction................................            -           -           -          -             -
                                                                --------    --------    --------   --------      --------
                   Total...................................          942       1,922       2,289      2,370         2,161
                                                                --------    --------    --------   --------      --------
             Accruing loans which are contractually
             past due 90 days or more:
               Real estate mortgage - one-to-four family...            -           -           -        423           427
               Real estate mortgage - multi-family and
                  commercial...............................            -           -           -          -           168
               Commercial business.........................            -           -           -         23            23
               Consumer:
                  Home equity loans and lines of credit....            -           -           -          -             1
                  Passbook or certificate..................            -           -          39         98             -
                  Other....................................            -           -           -          2            39
               Construction................................            -           -           -          -           469
                                                                --------    --------    --------   --------      --------
                   Total...................................            -           -          39        546         1,127
                                                                --------    --------    --------   --------      --------
             Total non-performing loans....................     $    942    $  1,922    $  2,328   $  2,916      $  3,288
                                                                ========    ========    ========   ========      ========
             Real estate owned.............................     $    109    $    209    $    209   $    209      $    209
                                                                ========    ========    ========   ========      ========
             Other non-performing assets...................     $      -    $      -    $      -   $      -      $      -
                                                                ========    ========    ========   ========      ========
             Total non-performing assets................        $  1,051    $  2,131    $  2,537   $  3,125      $  3,497
                                                                ========    ========    ========   ========      ========
             Total non-performing loans to total loans.....         0.13%       0.34%       0.46%       0.57%        0.55%
                                                                    ====        ====        ====        ====         ====
             Total non-performing loans to total assets....         0.05%       0.09%       0.12%       0.15%        0.17%
                                                                    ====        ====        ====        ====         ====
             Total non-performing assets to total assets...         0.05%       0.10%       0.13%       0.16%        0.18%
                                                                    ====        ====        ====        ====         ====

         During the year ended June 30, 2006, gross interest income of $81,000 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $9,000 of interest on such loans was included in income for the year ended June 30, 2006.

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

         Management's classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. An independent loan review firm performs a review of our residential and commercial loan portfolios, and we downgrade our classifications to match those of this reviewing firm if there is disagreement between our assessment and the independent assessment. The following table discloses our classification of assets and designation of certain loans as special mention as of June 30, 2006. At June 30, 2006, all of the classified assets and special mention designated assets were loans.

                                                    June 30,
                                  --------------------------------------------
                                       2006           2005            2004
                                  -------------  -------------   -------------
                                                 (In thousands)

          Special Mention.....      $     236      $   3,161        $    734
          Substandard.........          1,448          2,343           6,264
          Doubtful............          2,001          1,936           1,149
          Loss................              -              6               -
                                    ---------      ---------        --------
            Total.............      $   3,685      $   7,446        $  8,147
                                    =========      =========        ========

         At June 30, 2006, none of the loans classified as "special mention", approximately $350,000 classified as "substandard" and approximately $592,000 classified as "doubtful" are included under non-performing assets, as shown in the table on Page 12.

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

         We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loan, type of collateral and financial condition of the borrower. Large groups of smaller balance homogeneous loans, such as residential real estate and home equity and consumer loans are evaluated in the aggregate using historical loss factors and current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, are evaluated individually for impairment.

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

         The following table sets forth information with respect to the allowance for loan losses at the dates indicated.

                                                                                For the Year Ended June 30,
                                                             ------------------------------------------------------------------
                                                                 2006         2005         2004         2003          2002
                                                              ---------    ---------    ---------    ---------    ---------
Allowance balance (at beginning of period).............       $   5,416    $   5,144    $   5,180    $   5,170    $   5,167
                                                              ---------    ---------    ---------    ---------    ---------
Provision for loan losses..............................              72           68            -            -            3
                                                              ---------    ---------    ---------    ---------    ---------
Charge-offs:
  Real estate mortgage - one-to-four family............               -            -           12            -            -
  Commercial business..................................              30            5           24            -            -
  Other................................................              12            4            -            -            -
                                                              ---------    ---------    ---------    ---------    ---------
      Total charge-offs................................              42            9           36            -            -
                                                              ---------    ---------    ---------    ---------    ---------
Recoveries:
  Real estate mortgage - one-to-four family...........                -          213            -           10            -
  Commercial business..................................               5            -            -            -            -
                                                              ---------    ---------    ---------    ---------    ---------
      Total recoveries.................................               5          213            -           10            -
                                                              ---------    ---------    ---------    ---------    ---------
Net (charge-offs) recoveries...........................             (37)         204          (36)          10            -
                                                              ---------    ---------    ---------    ---------    ---------
Allowance balance (at end of period)...................       $   5,451    $   5,416    $   5,144    $   5,180    $   5,170
                                                              =========    =========    =========    =========    =========
Total loans outstanding................................       $ 707,977    $ 562,619    $ 510,180    $ 512,414    $ 594,209
                                                              =========    =========    =========    =========    =========
Average loans outstanding..............................       $ 628,245    $ 517,746    $ 499,510    $ 546,521    $ 603,131
                                                              =========    =========    =========    =========    =========
Allowance for loan losses as a percent
   of total loans outstanding..........................            0.77%        0.96%        1.01%        1.01%        0.87%
                                                                 ======       ======       ======       ======       ======
Net loans charged off as a percent
   of average loans outstanding........................            0.01%        0.00%        0.01%        0.00%        0.00%
                                                                 ======       ======       ======       ======       ======
Allowance for loan losses to non-performing loans......          578.66%      281.79%      220.96%      177.64%      157.24%
                                                                 ======       ======       ======       ======       ======

                                       14

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

                                                                         At June 30,
                           -------------------------------------------------------------------------------------------------------
                                 2006               2005                   2004                 2003                 2002
                            ----------------    -----------------    ------------------    -----------------    ------------------
                                     Percent             Percent               Percent              Percent               Percent
                                    of Loans             of Loans              of Loans             of Loans              of Loans
                                    to Total             to Total              to Total             to Total              to Total
                            Amount    Loans     Amount    Loans      Amount     Loans      Amount    Loans      Amount     Loans
                            ------ -------      ------  ---------    ------   ---------    ------  ---------    ------   ---------
                                                                   (Dollars in thousands)
At end of period
   allocated to:
Real estate mortgage -
   one-to-four family....   $1,582   65.80%     $1,514    68.04%     $1,422     70.22%     $1,980    71.50%     $2,966     77.24%
Real estate mortgage -
   multi-family and
   commercial.............   3,133   15.13       3,368    17.18       3,358     16.35       2,198    13.88       1,184     10.00
Commercial business.......      34    0.45          50     0.52          57      1.01          59     0.46          70      1.13
Consumer:
  Home equity loans.......     286   13.23         182     9.63         131      7.33         214     7.28         188      6.19
  Home equity lines                   1.83
     of credit............      39                  47     2.64          52      3.07         218     3.89         261      3.23
  Passbook or certificate.       -    0.41           -     0.50           -      0.54           -     0.56           -      0.51
  Other...................      27    0.03         120     0.05           4      0.07          10     0.25          17      0.18
Construction..............     350    3.12         135     1.44         120      1.41         501     2.18         484      1.52
                            ------ -------      ------  -------      ------   -------      ------  -------      ------   -------
     Total allowance......  $5,451  100.00%     $5,416   100.00%     $5,144    100.00%     $5,180   100.00%     $5,170    100.00%
                            ======  ======      ======   ======      ======    ======      ======   ======      ======    ======

Securities Portfolio

         General. Our deposits have traditionally exceeded our loan originations, and we have invested these deposits primarily in mortgage-backed securities and investment securities. Our mortgage-backed securities and investment securities comprised 45.7% of our total assets at June 30, 2006. We intend to increase the balance of our loan portfolio relative to the size of our securities portfolio, however, such a change will take time and in the near future, our assets will continue to be primarily in securities.

         Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. Our President and Chief Executive Officer, Senior Vice President and Chief Financial Officer and Senior Vice President and Treasurer are designated by the Board of Directors as the officers responsible for securities investment transactions and all transactions require the approval of at least two of these designated officers. The Interest Rate Risk Management Committee, currently composed of Directors Hopkins, Regan, Aanensen, Mazza and Parow, with our Senior Vice President and Chief Financial Officer participating as a management liaison, is responsible for the administration of the securities portfolio. This committee meets quarterly to review the securities portfolio. The results of the committee's quarterly review are reported to the full Board, which makes adjustments to the investment policy and strategies as it considers necessary and appropriate.

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

         At June 30, 2006, our mortgage-backed securities portfolio included securities issued by the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, and our investment securities portfolio included U.S. government obligations and obligations of states and political subdivisions.

         In the fiscal year ended June 30, 2005, we sold 120,000 shares of Freddie Mac common stock, representing 48% of our investment in Freddie Mac common stock at that time, which resulted in a pre-tax gain of $7.6 million. During the year ended June 30, 2006, we sold the rest of our Freddie Mac investment, 131,088 shares, and sold $249.1 million of government agency notes with an average yield of 3.22%. This sale included our entire portfolio of government agency notes. The loss on the sale of the government agency notes partially offset the gain on the remainder of our Freddie Mac shares and mutual fund shares issued by Dryden Government Income Fund, Inc. The net pre-tax gain on the fiscal 2006 securities sales was approximately $1.0 million. We have now sold all of our Freddie Mac stock and at June 30, 2006, we had no government agency notes remaining in our securities portfolio.

         At June 30, 2006, we also held the following securities: mutual fund shares issued by AMF Adjustable Mortgage Rate Fund with an aggregate carrying value of $7.4 million; and trust preferred securities with an aggregate carrying value of $10.9 million. Currently, our policy does not permit new investments in corporate equity securities beyond what we currently hold, and we do not invest in mortgage-related securities of private corporate issuers, only those issued by U.S. government agencies or government-sponsored entities.

         At June 30, 2006, our securities portfolio contained mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation with an aggregate book value in excess of 10% of our equity. The aggregate book value at June 30, 2006 of mortgage-backed securities in our portfolio issued by the Federal National Mortgage Association also exceeded 10% of our equity. The aggregate book value and aggregate market value for mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation that we held at June 30, 2006 totaled $264.7 million and $256.0 million, respectively. The aggregate book value and aggregate market value for mortgage-backed securities issued by the Federal National Mortgage Association that we held at June 30, 2006 totaled $382.9 million and $371.6 million, respectively. At June 30, 2006, management classified all mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association as held to maturity. Other than mortgage-backed securities issued by the U.S. government or its agencies, at June 30, 2006 we did not hold securities of any other issuer having an aggregate book value in excess of 10% of our equity.

         We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, we do not purchase securities, which are not rated investment grade.

         Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At June 30, 2006, the aggregate book value and aggregate market value of callable securities in our portfolio totaled $138.4 million and $136.2 million, respectively.

         Mortgage-backed Securities. We only invest in mortgage-backed securities issued by U.S. government agencies or government-sponsored entities, such as Government National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. Mortgage-backed securities are pass-through securities typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed security thus approximates the life of the underlying mortgages. Mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of private corporate issuers) to pool and repackage the participation interests in the form of securities, with investors such as us receiving the principal and interest payments on the mortgages. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates.

         We do not currently invest in mortgage-backed securities of private issuers or collateralized mortgage obligations. Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk to the security holder.

         The following table sets forth the carrying value of our securities portfolio at the dates indicated.

                                                                                 At June 30,
                                                  -----------------------------------------------------------------------
                                                       2006          2005           2004           2003            2002
                                                       ----          ----           ----           ----            ----
                                                                               (In thousands)
Securities Available for Sale:
-----------------------------
Mutual funds...............................       $     7,424    $    14,140    $    13,899    $    14,196     $   13,682
Common stock...............................                 -          8,551         15,894         12,748         15,367
Trust preferred securities due
    after ten years........................            10,922         10,900         11,771         10,896         10,630
                                                  -----------    -----------    -----------    -----------     ----------
      Total securities available for sale..            18,346         33,591         41,564         37,840         39,679
                                                  -----------    -----------    -----------    -----------     ----------
Investment Securities Held to Maturity:
--------------------------------------
U.S. government obligations................             8,736        265,469        274,401        169,968         60,225
Obligations of states and political
    subdivisions...........................           200,312        204,629        161,469        117,353         79,221
                                                  -----------    -----------    -----------    -----------     ----------
      Total investment securities
           held to maturity................           209,048        470,098        435,870        287,321        139,446
                                                  -----------    -----------    -----------    -----------     ----------
Mortgage-Backed Securities Held to Maturity:
-------------------------------------------
Government National Mortgage
   Association.............................            42,323         63,399         94,499        150,699        178,220
Federal Home Loan Mortgage
   Corporation.............................           264,747        305,059        314,221        197,962        302,246
Federal National Mortgage Association......           382,892        389,663        362,633        331,061        454,552
Collateralized mortgage obligations
    issued by U.S. government agencies.....                 -              -              -          1,894         33,494
Other......................................                 -              -              -              3              4
                                                  -----------    -----------    -----------    -----------     ----------
      Total mortgage-backed securities
          held to maturity.................           689,962        758,121        771,353        681,619        968,516
                                                  -----------    -----------    -----------    -----------     ----------
 Total.....................................       $   917,356    $ 1,261,810    $ 1,248,787    $ 1,006,780     $1,147,641
                                                  ===========    ===========    ===========    ===========     ==========

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2006. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

                                                                        At June 30, 2006
                               -----------------------------------------------------------------------------------------------------
                                    One Year         One to             Five to          More than                 Total
                                    or Less        Five Years          Ten Years         Ten Years          Investment Securities
                               ---------------- ----------------- -----------------  ------------------- ---------------------------
                               Carrying Average Carrying Average   Carrying Average   Carrying Average   Carrying Average  Market
                                 Value   Yield    Value   Yield      Value   Yield      Value   Yield      Value   Yield   Value
                                 -----   -----    -----   -----      -----   -----      -----   -----      -----   -----   -----
                                                                     (Dollars in thousands)
Mutual funds................... $ 7,424  4.60%   $     -      -%  $      -       -%  $      -       -%  $  7,424   4.60%  $  7,424
Common stock...................       -     -          -      -          -       -          -       -          -      -          -
Trust preferred securities
   due after ten years.........       -     -          -      -          -       -     10,922    6.55     10,922   6.55     10,922
U.S. government obligations....       -     -          -      -        963    8.30      7,773    5.30      8,736   5.63      8,786
Obligations of states and
   political subdivisions......   4,339  3.64     17,194   3.22    120,775    3.80     58,004    3.92    200,312   3.78    195,661
Government National
   Mortgage Association........      87  7.54        461   8.97        482   11.08     41,293    5.49     42,323   5.60     42,646
Federal Home Loan
   Mortgage Corporation........       5  8.71      1,876   4.25      1,115    3.79    261,751    4.75    264,747   4.74    256,036
Federal National Mortgage
   Association.................       -     -      6,076   5.55     10,687    5.58    366,129    4.82    382,892   4.85    371,647
                                -------          -------          --------           --------           --------          --------

  Total........................ $11,855  4.27%   $25,607   3.95%  $134,022    4.00%  $745,872    4.79%  $917,356   4.64%  $893,122
                                =======          =======          ========           ========           ========          ========

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

         Deposits are obtained primarily from within New Jersey. Traditional methods of advertising are used to attract new customers and deposits, including radio, print media, direct mail and inserts included with customer statements. We do not utilize the services of deposit brokers. Premiums or incentives for opening accounts are sometimes offered. We periodically select particular certificate of deposit maturities for promotion, with terms of five, nine and 13 months being the most popular. We may also offer a twenty-five basis point premium on certificate accounts with a term of at least one year to certificate of deposit account holders that have $200,000 or more on deposit with Kearny Federal Savings Bank. We also offer the opportunity one time during the term of the certificate to "bump up" the rate paid on all 17-month and 29-month certificates of deposit from the rate set on such certificate to the current rate being offering by Kearny Federal Savings Bank on certificates of that particular maturity.

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

         A large percentage of our deposits are in certificates of deposit, which represented 61.2% of total deposits at June 30, 2006. Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period of time were not renewed. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. At June 30, 2006, $206.0 million, or 23.3%, of our certificates of deposit were "jumbo" certificates of $100,000 or more. Deposit inflows are significantly influenced by general interest rates and money market conditions. The inflow of jumbo certificates of deposit and the retention of such deposits upon maturity are particularly sensitive to general interest rates and money market conditions, making jumbo certificates of deposit traditionally a more volatile source of funding than core deposits. In order to retain jumbo certificates of deposit, we may have to pay a premium rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

         The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

                                                                     For the Year Ended June 30,
                                 ---------------------------------------------------------------------------------------------------
                                               2006                             2005                             2004
                                 -------------------------------   ------------------------------   --------------------------------
                                                        Weighted                         Weighted                         Weighted
                                              Percent   Average               Percent    Average                Percent   Average
                                              of Total  Nominal               of Total   Nominal                of Total  Nominal
                                     Amount   Deposits   Rate        Amount   Deposits    Rate        Amount    Deposits    Rate
                                     ------   --------   ----        ------   --------    ----        ------    --------    ----
                                                                         (Dollars in thousands)

 Non-interest-bearing demand..... $   56,517    3.82%     0.00%    $   55,112    3.52%      0.00%   $   49,797    3.17%     0.00%
 Interest-bearing demand.........    103,397    7.00      0.90        105,503    6.73       0.71       109,830    6.99      0.80
 Savings and club................    429,019   29.03      1.18        533,131   34.01       1.02       448,509   28.55      1.23
 Certificates of deposit.........    888,810   60.15      3.27        873,907   55.74       2.33       963,089   61.29      2.25
                                  ----------   -----               ----------  ------               ----------  ------

    Total deposits............... $1,477,743  100.00%     2.37%    $1,567,653  100.00%      1.69%   $1,571,225  100.00%     1.79%
                                  ==========  ======               ==========  ======               ==========  ======


         The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

                                                  At June 30,
                               -----------------------------------------------
                                    2006            2005             2004
                               --------------  --------------   --------------
                                                (In thousands)
Interest Rate
0.00-1.99%................       $    24,638     $   189,266      $   582,665
2.00-2.99%................            46,588         343,916          173,505
3.00-3.99%................           496,755         349,320          100,138
4.00-4.99%................           162,070          32,750           25,956
5.00-5.99%................           153,047           7,223           11,957
6.00-6.99%................                 -             641            2,716
7.00-7.99%................                 -               -               82
                                 -----------     -----------      -----------
  Total...................       $   883,098     $   923,116      $   897,019
                                 ===========     ============     ===========

         The   following   table  sets  forth  the  amount  and   maturities  of
certificates of deposit at June 30, 2006.

                                                                      Amount Due
                          -------------------------------------------------------------------------------------------------
                                 Within                                                              After
Interest Rate                    1 year     1-2 years     2-3 years      3-4 years     4-5 years    5 years         Total
-------------                    ------     ---------     ---------      ---------     ---------    -------         -----
                                                                    (In thousands)
0.00-1.99%...........      $   24,637     $       1      $      -      $       -      $       -     $      -      $  24,638
2.00-2.99%...........          46,314           270             4              -              -            -         46,588
3.00-3.99%...........         403,661        72,588        18,781          1,724              -            1        496,755
4.00-4.99%...........         101,368        35,941         1,696         16,151          6,826           88        162,070
5.00-5.99%...........          82,238        70,809             -              -              -            -        153,047
6.00-6.99%...........               -             -             -              -              -            -              -
7.00-7.99%...........               -             -             -              -              -            -              -
                           ----------     ---------      --------      ---------      ---------     --------      ---------
  Total..............      $  658,218     $ 179,609      $ 20,481      $  17,875      $   6,826     $     89      $ 883,098
                           ==========     =========      ========      =========      =========     ========      =========


         The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of the dates indicated.

                                                        At June 30, 2006
                                                        ----------------
                                                         (In thousands)
Maturity Period
Within three months................................        $   44,553
Three through six months...........................            31,125
Six through twelve months..........................            73,269
Over twelve months.................................            57,008
                                                           ----------
                                                           $  205,955

         Borrowings. To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the Federal Home Loan Bank. We make use of Federal Home Loan Bank advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer-term fixed rate loans held in the loan portfolio as part of our growth strategy.

         Advances from the Federal Home Loan Bank are typically secured by the Federal Home Loan Bank stock we own and a portion of our residential mortgage loans and may be secured by other assets, mainly securities, which are obligations of or guaranteed by the U.S. government. Additional information regarding our Federal Home Loan Bank advances is included under Note 12 to consolidated financial statements.

         Short-term Federal Home Loan Bank advances generally have original maturities of less than one year. The details of these short-term advances are presented below for the dates and periods indicated.

                                                                At or For the
                                                             Year Ended June 30,
                                                      ------------------------------------
                                                         2006           2005          2004
                                                         ----           ----          ----
                                                             (Dollars in thousands)
       Federal Home Loan Bank Advances:
       Average balance outstanding..................   $ 3,958       $17,805       $ 1,151
       Maximum amount outstanding at any
          month-end during the period...............    28,000        20,000        30,000
       Balance outstanding at end of period.........         -             -        30,000
       Weighted average interest rate during
          the period................................      4.48%         2.24%         1.43%
       Weighted average interest rate at end
          of period.................................         -%            -%         1.43%

         At June 30, 2006, long-term Federal Home Loan Bank advances totaled $61.1 million. Advances consist of fixed-rate advances that will mature within one to seven years. The advances are collateralized by Federal Home Loan Bank stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 5.46% at June 30, 2006. Unused overnight lines of credit at the Federal Home Loan Bank at June 30, 2006 were $200.0 million.

         As of June 30, 2006, long-term advances mature as follows:

          Twelve Months Ending June 30,                  (In thousands)
          -----------------------------
          2007...................................        $    5,618
          2008...................................            37,487
          2009...................................             8,000
          2010...................................                 -
          2011...................................            10,000
          Thereafter.............................                 -
                                                         ----------
                 Total...........................        $   61,105
                                                         ==========

Subsidiary Activity

         Kearny Financial Corp. has two wholly owned subsidiaries: Kearny Federal Savings Bank and Kearny Financial Securities, Inc. Kearny Financial Securities, Inc., was organized in April 2005 under Delaware law as a Delaware investment company primarily to hold investment and mortgage-backed securities. Kearny Financial Securities, Inc. is currently inactive.

         Kearny Federal Savings Bank has two wholly owned subsidiaries: KFS Financial Services, Inc. and Kearny Federal Investment Corp. KFS Financial Services, Inc. was incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny's merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000. It is a service corporation subsidiary organized for the purpose of selling insurance products, including annuities, to bank customers and the general public through a third party networking arrangement. KFS Financial Services, Inc. is not a licensed insurance agency, and it may only offer insurance products through an agreement with a licensed insurance agency. KFS
Financial Services, Inc. has entered into an agreement with Savings Bank Life Insurance of Massachusetts, a licensed insurance agency, through which it offers insurance products.

         Kearny Federal Investment Corp. was organized in June 2004 under New Jersey law as a New Jersey investment company primarily to hold investment securities. At June 30, 2006, it held assets totaling $563.2 million.

Personnel

         As of June 30, 2006, we had 268 full-time employees and 19 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

         Insurance  of Deposit  Accounts.  Deposit  accounts  in Kearny  Federal
Savings Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for standard accounts and $250,000 for individual retirement accounts. The Federal Deposit Insurance Corporation maintains a risk-based deposit insurance assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points of assessable deposits for the riskiest. The assessment rate for Kearny Federal Savings Bank is currently 0%.

         In addition to assessments for deposit insurance, all Federal Deposit Insurance Corporation-insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation to fund payments on bonds issued in the late 1980s by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017.

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

         Federal Deposit Insurance Reform. As a result of the Federal Deposit Insurance Reform Act of 2005, the Bank Insurance Fund and the Savings Association Insurance Fund have been merged into a new combined fund, called the Deposit Insurance Fund. The Federal Deposit Insurance Reform Act also (i) increases deposit insurance coverage for retirement accounts to $250,000, (ii) indexes the current $100,000 insurance coverage limit for standard accounts and the new $250,000 limit for retirement accounts to reflect inflation (with adjustments for inflation every five years, commencing January 1, 2011), (iii) requires the Federal Deposit Insurance Corporation to assess annual deposit insurance premiums on all banks and savings institutions, (iv) gives a one-time insurance assessment credit totaling $4.7 billion to banks and savings institutions in existence on December 31, 1996 that can be used to offset premiums otherwise due, (v) imposes a cap on the level of the Deposit Insurance Fund and provide for dividends or rebates when the fund grows beyond a specified threshold, (vi) adopts a historical basis concept for distributing the aforementioned one-time credit and dividends (with each institution's historical basis to be determined by a formula that looks back to the institution's assessment base in 1996 and adds premiums paid since that time) and (vii) authorizes revisions to the current risk-based system for assessing premiums, including replacing the current fixed reserve ratio requirement of 1.25% with a range of between 1.15% and 1.5% of insured deposits.

         The merger of the two deposit insurance funds required by the Federal Deposit Insurance Reform Act was effective as of March 31, 2006. The Federal
Deposit Insurance Corporation is required to adopt final rules for the rest of the provisions no later than 270 days after enactment. Such regulations will result in the imposition of deposit insurance assessments on all members of the Deposit Insurance Fund, including Kearny Federal Savings Bank, and such assessments could have an adverse effect on operating expenses and results of operations. Management cannot predict, however, the rate of any such insurance assessments or the effect of the assessments on operations.

         Regulatory Capital  Requirements.  Office of Thrift Supervision capital
regulations   require  savings   institutions  to  meet  three  minimum  capital
standards:  (1) tangible  capital equal to 1.5% of total  adjusted  assets,

(2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. For information on the Bank's compliance with these regulatory capital standards, see Note 14 to consolidated financial statements. In assessing an institution's capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary.

         In addition, the Office of Thrift Supervision may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% (3% if the institution has received the highest rating on its most recent examination) take certain action to increase its capital ratios. If the savings institution's capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the Office of Thrift Supervision may restrict its activities.

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

         A savings institution's risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and certain other assets.

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

         Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 implemented various legislative reforms addressing, among other matters, corporate governance, auditing and accounting. As directed by Section 302(a) of
Sarbanes-Oxley Act and the implementing rules of the Securities and Exchange Commission, the Company's Chief Executive Officer and Chief Financial Officer each are required to certify that the quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal controls; they have made certain disclosures to the Company's auditors and the audit committee of the Board of Directors about internal controls; and they have included information in the quarterly and annual reports about their evaluation and whether there have been significant changes in the internal controls or in other factors that could significantly affect internal controls. The Company is subject to other additional reporting and audit requirements as a result of the Sarbanes-Oxley Act.

         Activities Restrictions. As a savings and loan holding company and as a subsidiary holding company of a mutual holding company, the Company is subject to statutory and regulatory restrictions on its business activities. The non-banking activities of the Company and its non-savings institution subsidiaries are restricted to certain activities specified by Office of Thrift Supervision regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act. Before engaging in any non-banking activity or acquiring a company engaged in any such activities, the Company must file with the Office of Thrift Supervision either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.

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

         Waivers of Dividends by Kearny MHC (the "MHC"). Office of Thrift Supervision regulations require the MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from the Company. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members and (ii) the waiver would not be detrimental to the safe and sound operations of the subsidiary savings association.

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

Item 1A. Risk Factors
---------------------

An increase in interest rates may have an adverse effect on our earnings.

         Our earnings largely depend on our net interest income, measured as the difference between:

          o the interest income we earn on our interest-earning assets, such as loans and securities; and

          o the interest expense we pay on our interest-bearing liabilities, such as deposits and amounts we borrow.

         Generally, the rates we earn on our assets remain fixed for a contractual period. We, like many community banks have liabilities that generally have shorter contractual maturities than our interest-earning assets or no contractual maturities, such as savings and money market deposits. This imbalance can create significant earnings volatility, because market interest rates change over time. In addition, short-term and long-term interest rates do not necessarily change at the same time or at the same rate.

         In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. We are vulnerable to volatility in our earnings resulting from an increase in interest rates because the majority of our interest-earning assets are relatively long-term, fixed rate assets. In an increasing rate environment, we can expect our cost of funds to increase more rapidly than the yields earned on our loan portfolio and securities portfolio because our primary source of funds is deposits with generally shorter maturities than the maturities on our loans and investment securities. The result may be a narrowing of our net interest spread and a decrease in our earnings.

         In a period of falling interest rates, prepayments of loans and mortgage-backed securities generally increase as borrowers refinance their debt in order to reduce their borrowing cost. This causes prepayment risk, because in a falling interest rate environment we cannot reinvest prepayments at rates comparable to the rates earned on the prepaid loans or securities. A falling interest rate environment results in a decrease in rates we pay on deposits and borrowings, but the decrease in the cost of our funds may not be as great as the decrease in the yields on our mortgage-backed securities and loan portfolio. The result may be a narrowing of our net interest spread and decrease in our earnings.

         We face further exposure to interest rate risk due to the large portion of our total deposits that are certificates of deposit, particularly "jumbo" certificates of $100,000 or more. Interest rates and money market conditions significantly influence deposit inflows, but the presence of jumbo certificates of deposit and retention of such deposits upon maturity, make them a more volatile source of funding than core deposits. In order to retain jumbo certificates, we may pay a premium rate, resulting in an increase in our cost of funds. If we are unwilling or unable to pay a premium rate, to the extent that such funds do not remain on deposit, borrowings may replace them, which could increase our cost of funds, narrow our net interest spread and decrease our earnings.

Strong   competition   within  our   market   area  may  limit  our  growth  and
profitability.

         Competition is intense within the banking and financial services industry in New Jersey. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources, higher lending limits and offer services that we do not or cannot provide. This competition makes it more difficult for us to originate new loans and retain and attract new deposits. Price competition for loans may result in originating fewer loans, or earning less on our loans, and price competition for deposits may result in a reduction of our deposit base or paying more on our deposits.

Our business is geographically concentrated in New Jersey and a downturn in economic conditions within the state could adversely affect our profitability.

         A substantial majority of our loans are to individuals and businesses in New Jersey. A decline in the economy of the state could have an adverse impact on our earnings. We have a significant amount of real estate mortgages, such that a decrease in local real estate values may adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which may adversely influence our profitability.

Due to our minority stock offering, our return on equity compares unfavorably to other companies. This could negatively influence the price of our stock.

         The net proceeds from our initial public offering in February 2005 substantially increased our equity capital. We expect to take time to invest this capital prudently. As a result, our return on equity, which is the ratio of earnings divided by average equity capital is lower than that of many similar companies. To the extent that the stock market values a company based in part on its return on equity, our low return on equity relative to our peer group could negatively affect the trading price of our common stock.

The costs of our stock compensation plans are a significant expense and funding of the plans may dilute shareholders' ownership interest in Kearny Financial Corp.

         Effective upon completion of the Company's initial public offering, the Bank established an Employee Stock Ownership Plan ("ESOP"). We currently recognize compensation expense for the ESOP, as shares are committed for release to the participants' accounts each month based on the monthly average market price of the shares. We currently recognize additional annual employee compensation and benefit expenses and directors' compensation expense stemming from stock options granted and restricted stock awarded to directors and officers under the 2005 Stock Compensation and Incentive Plan. We expense the fair value of all options over their vesting periods and the fair value of restricted shares over the requisite service periods, in both cases five years. These additional expenses adversely affect our profitability and stockholders' equity.

         The Company utilized open market purchases of common stock to fund restricted stock awards; however, funding of stock options granted will come either through open market purchases or from the issuance of authorized but un-issued shares. Existing shareholders will experience a dilution in ownership interest in the event the Company uses newly issued shares rather than open market purchases to fund stock options.

Shareholders own a minority of Kearny Financial Corp.'s common stock and are not able to exercise voting control over most matters put to a vote of stockholders.

         Kearny MHC owns a majority of Kearny Financial Corp.'s common stock. The Board of Directors of Kearny MHC is also the Board of Directors of Kearny Financial Corp. and is able to exercise voting control over most matters put to a vote of shareholders. For example, Kearny MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares, to elect directors or to approve employee benefit plans.

Provisions in our charter and by-laws limit the rights of stockholders, may deter potential takeovers and may reduce the trading price of our stock.

         Provisions in our charter and by-laws make it difficult and expensive to pursue a change in control or takeover attempt that our Board of Directors opposes. As a result, you may not have an opportunity to participate in such a transaction, and the trading price of our stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers. Such provisions include:

          o    the election of directors to staggered three-year terms;

          o    provisions   restricting  the  calling  of  special  meetings  of
               stockholders;

          o the absence of cumulative voting by stockholders in elections of directors; and

          o advance notice requirements for stockholder nominations and new business.

 The Office of Thrift Supervision's policy on remutualization transactions could prohibit acquisition of Kearny Financial Corp., which may adversely affect our stock price.

         Office of Thrift Supervision ("OTS") regulations permit the acquisition of a mutual holding company by a mutual institution in a remutualization transaction. Current OTS policy, however, views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. The OTS may give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that there is no cause for OTS's concerns in the particular case. Should the OTS prohibit or otherwise restrict these transactions in the future, our stock price may be adversely affected.

Item 1B.  Unresolved Staff Comments
-----------------------------------

         Not applicable.

Item  2.  Properties
--------------------

         At June 30, 2006, our net investment in property and equipment totaled $35.9 million.

Item 3.  Legal Proceedings
--------------------------

         The Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at June 30, 2006 that would be expected to have a material effect on operations or income.

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


                                                High         Low     Dividends
                                                ----         ---     ---------
      2005
      ----
      Quarter ended March 31(1).........      $11.95      $11.08             -
      Quarter ended June 30.............       11.95       10.10             -

      2006
      ----
      Quarter ended September 30........      $12.74      $11.50         $0.04
      Quarter ended December 31.........       12.79       10.97         $0.05
      Quarter ended March 31............       13.89       12.20         $0.05
      Quarter ended June 30.............       14.98       13.58         $0.05

---------------
(1) Closing of the minority stock offering February 23, 2005. Trading commenced February 24, 2005.

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

         As of September 8, 2006, there were approximately 9,019 holders of record of the Company's common stock, including persons who hold stock in "street" name through various brokerage firms.

         Set forth below is information regarding the Company's stock repurchases during the fourth quarter of the fiscal year ended June 30, 2006. The Company's purchases of its common stock to fund restricted stock awards are not considered repurchases for purposes of the following table as such shares remain outstanding and are held by the 2005 Stock Compensation and Incentive Plan.

                              ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------------------------------------------------------------------------------
                                       (a)          (b)                (c)                           (d)
                                      Total                           Total
                                    Number of                     Number of Shares              Maximum Number
                                      Shares      Average       (or Units) Purchased     (or Approximate Dollar Value)
                                   (or Units)     Price Paid     as Part of Publicly     of Shares (or Units) that May
                                    Purchased     per Share      Announced Plans or        Yet Be Purchased Under the
             Period                               (or Unit)           Programs                 Plans or Programs
--------------------------------- -------------- ------------- ------------------------ ---------------------------------
  Quarter ended June 30, 2006         - 0 -           $0                - 0 -                          0
--------------------------------- -------------- ------------- ------------------------ ---------------------------------
             Total                    - 0 -           $0                - 0 -                          0
--------------------------------- -------------- ------------- ------------------------ ---------------------------------

Item 6.  Selected Financial Data
--------------------------------

         The following financial information and other data in this section is derived from the Company's audited consolidated financial statements and should be read together therewith. The Company acquired Pulaski Bancorp, Inc. in October 2002 and West Essex Bancorp, Inc. in July 2003.

                                                                              At June 30,
                                                -----------------------------------------------------------------------
                                                    2006           2005           2004            2003           2002
                                                    ----           ----           ----            ----           ----
                                                                            (In thousands)
Balance Sheet Data:
Assets..................................        $2,007,525     $2,107,005      $1,936,518      $1,996,482    $1,905,638
Loans receivable, net...................           703,613        558,018         505,794         509,161       591,142
Mortgage-backed securities
  held to maturity......................           689,962        758,121         771,353         681,619       968,516
Securities available for sale...........            18,346         33,591          41,564          37,840        39,679
Investment securities held to maturity..           209,048        470,098         435,870         287,321       139,446
Cash and cash equivalents...............           230,279        139,865          39,488         325,657        97,030
Goodwill................................            82,263         82,263          82,263          31,746        15,600
Deposits................................         1,443,738      1,528,777       1,537,510       1,613,684     1,479,729
Federal Home Loan Bank advances.........            61,105         61,687          94,234          75,749       112,080
Total stockholders' equity..............           490,886        505,482         293,505         295,669       302,454


                                                                      For the Year Ended June 30,
                                                    ---------------------------------------------------------------
                                                      2006          2005           2004          2003         2002
                                                    --------     ---------     ---------     ---------    ---------
                                                               (In thousands, except per share amounts)
Summary of Operations:
Interest income.......................              $ 89,323     $  82,441     $  78,654     $  96,492    $ 106,162
Interest expense......................                38,645        30,422        32,100        44,695       54,443
                                                    --------     ---------     ---------     ---------    ---------
Net interest income...................                50,678        52,019        46,554        51,797       51,719
Provision for loan losses.............                    72            68             -             -            3
                                                    --------     ---------     ---------     ---------    ---------
Net interest income after provision
  for loan losses.....................                50,606        51,951        46,554        51,797       51,716
Non-interest income, excluding gain on
  sale of available for sale securities                2,302         1,798         1,560         1,847        1,765
Non-interest income from gain on sale
   of available for sale securities...                 1,023         7,705             -             -            -
Merger related expenses...............                     -             -           592        14,921          619
Non-interest expense, excluding
  merger related expenses.............                42,046        34,862        28,880        29,431       28,446
                                                    --------     ---------     ---------     ---------    ---------
Income before income taxes............                11,885        26,592        18,642         9,292       24,416
Provisions for income taxes...........                 2,277         7,694         5,745         5,237        7,926
                                                    --------     ---------     ---------     ---------    ---------
Net income............................              $  9,608     $  18,898     $  12,897     $   4,055    $  16,490
                                                    ========     =========     =========     =========    =========

Net income per share - basic..........              $   0.14     $   0.33      $    0.25     $    0.08    $    0.32
Net income per share - diluted........              $   0.14     $   0.33      $    0.25     $    0.08    $    0.32
Weighted average number of common
    shares outstanding - basic........                70,904        57,963        50,916        50,916       50,916
Weighted average number of common
    shares outstanding - diluted......                71,100        57,963        50,916        50,916       50,916
Per Share Data:
  Cash dividends per share (1)........                $ 0.19        $    -       $     -       $  0.02      $  0.02
  Dividend payout ratio (2)...........                 49.30%         0.00%         0.00%        24.32%        7.63%


                                                           At or For the Year Ended June 30,
                                               -------------------------------------------------------------
                                                 2006          2005         2004          2003         2002
                                                 ----          ----         ----          ----         ----
Performance Ratios:
  Return on average assets
    (net income divided by
    average total  assets)...............        0.47%         0.94%        0.67%         0.21%        0.91%
  Return on average equity
    (net income divided by
    average equity)......................        1.91          5.40         4.52          1.38         5.55
  Net interest rate spread...............        2.10          2.51         2.37          2.36         2.35
  Net interest margin on average
    interest-earnings assets.............        2.67          2.79         2.59          2.75         2.95
  Average interest-earning
    assets to average
    interest-bearing liabilities.........      127.80        116.93       112.46        116.54       119.58
  Efficiency ratio (Non-interest
    expense divided by the sum
    of net interest income and
    non-interest income).................       77.96         56.67        61.25         82.68        54.34
  Efficiency ratio (net of gain on
    sale of available for
    sale securities).....................       79.36         64.78        61.25         82.68        54.34
  Non-interest expense to
    average assets.......................        2.04          1.73         1.52          2.26         1.60
Asset Quality Ratios:(3)
  Non-performing loans to total loans....        0.13          0.34         0.46          0.57         0.55
  Non-performing assets to total assets..        0.05          0.10         0.13          0.16         0.18
  Net charge-offs to average
   loans outstanding.....................        0.01          0.00         0.01          0.00         0.00
  Allowance for loan losses to
    total loans..........................        0.77          0.96         1.01          1.01         0.87
  Allowance for loan losses to
    non-performing loans.................      578.66        281.79       220.96        177.64       157.24
Capital Ratios:
  Average equity to average
    assets (average equity divided
    by average total assets).............       24.43         17.36        14.73         14.97        16.38
  Equity to assets at period end.........       24.45         23.99        15.16         14.81        15.87
  Tangible equity to tangible
    assets at period end.................       21.19         20.66        11.29         13.31        15.02
Number of Offices:
Offices (including offices
       acquired in mergers)..............       26            25           25            25           24

----------------
(1) Cash dividends paid per share represents the aggregate of dividends paid by Kearny Financial Corp., West Essex Bancorp, Inc., and Pulaski Bancorp, Inc. to the minority stockholders of West Essex Bancorp, Inc. and Pulaski Bancorp, Inc. divided by the outstanding shares of Kearny Financial Corp. common stock.
(2) Represents cash dividends declared per share divided by net income per common share.
(3)  Asset quality ratios are period end ratios.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

General

         This discussion and analysis reflects Kearny Financial Corp.'s consolidated financial statements and other relevant statistical data. We include it to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Kearny Financial Corp.'s consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K, and the other statistical data provided herein.

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

         Our interest-earning assets consist primarily of mortgage-backed securities and investment securities, including available for sale and held to maturity, which comprised 45.7% of total assets at June 30, 2006 while loans receivable, net, comprised 35.0% of total assets. This was a change from 59.9% and 26.5%, respectively, at June 30, 2005. The most significant change in our interest-earning assets between June 30, 2005 and June 30, 2006 was a $145.6 million, or 26.1%, increase in loans receivable, net. During the year ended June 30, 2006, management stressed growth of the loan portfolio as a key goal. Investment securities held to maturity decreased $261.1 million and mortgage-backed securities held to maturity decreased $68.1 million. We continued to invest proceeds from our initial public offering in mortgage loans. Demand for mortgages contributed to the decrease in mortgage-backed securities, as we used principal and interest payments to fund loan originations, supplemented by the proceeds from a restructuring of the investment portfolio in February 2006. Cash flows from mortgage-backed securities repayments also funded deposit outflows. The decrease in investment securities resulted from the restructuring of the investment portfolio.

         Our interest-bearing liabilities consist primarily of retail deposits and borrowings from the Federal Home Loan Bank of New York. At June 30, 2006, our total deposits were $1.44 billion, compared to $1.53 billion at June 30, 2005, and our Federal Home Loan Bank of New York borrowings were $61.1 million compared to $61.7 million a year earlier. The primary factor for the decrease in deposits was a runoff of certificates of deposit and to some degree, core deposits, due to a competitive market for deposits. The challenge for management during the year ended June 30, 2006 was to balance the rate of attrition against a significant increase in the cost of funds. A flat Treasury yield curve throughout the year further exacerbated a difficult operating environment. The nominal decrease in Federal Home Loan Bank advances resulted from a repayment of principal on borrowings featuring a monthly amortization schedule.

         Our net interest income decreased by 2.5%, to $50.7 million for the year ended June 30, 2006 from $52.0 million for the year ended June 30, 2005. The net interest rate spread decreased to 2.10% for the year ended June 30, 2006 from 2.51% for 2005 as the average cost of interest-bearing liabilities climbed 69 basis points to 2.60% while the average yield on interest-earning assets improved 28 basis points to 4.70%. Total interest income increased 8.4% due to a 2.2% increase in the average balance of interest-earning assets and 28 basis point increase in the average yield thereof, while total interest expense increased 27.0%, primarily due to a 69 basis point increase in the average cost of interest-bearing liabilities. Net interest income received a boost from the reinvestment of proceeds from the restructuring of the investment portfolio into cash equivalents earning market short-term interest rates.

         Our results of operations also depend on our provision for loan losses, non-interest income and non-interest expense. Non-interest income includes service fees and charges, including income generated by the Bank's retail branch network and operations, and income from bank owned life insurance. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest expense increased $7.1 million, or 20.3%, to $42.0 million for the year ended June 30, 2006, compared to $34.9 million for the year ended June 30, 2005. The increase was due primarily to increases in salaries and employee benefits, directors'
compensation   expense,   and  to  a  lesser  degree,   occupancy  expenses  and
miscellaneous expenses. The increase in salaries and benefits and directors' compensation expense resulted primarily from stock compensation plans commencing during the quarter ended December 31, 2005.

         Net income for the year ended June 30, 2006 was $9.6 million, a decrease of $9.3 million, or 49.2%, from $18.9 million for the year ended June 30, 2005. The decrease in net income resulted primarily from lower net interest income and higher non-interest expense. There was an increase in non-interest income from service fees and charges and miscellaneous sources and a substantial decrease in the contribution from net gain on sale of securities. In the year ended June 30, 2006, the pre-tax gain on sale of securities contributed $1.0 million to income, compared to $7.7 million during the year ended June 30, 2005.

         Total assets decreased $99.5 million, or 4.7%, to $2.01 billion at June 30, 2006 from $2.11 billion at June 30, 2005. Cash and cash equivalents increased $90.4 million year-over-year, due to the reinvestment of proceeds from the restructuring of the investment portfolio into cash equivalents. Cash and cash equivalents provided funding for both loan originations and deposit outflows. A $15.3 million, or 45.5%, reduction in securities available for sale, to $18.3 million at June 30, 2006 from $33.6 million at June 30, 2005, was the result of the sale of Freddie Mac common stock and a closed-end mutual fund. Investment securities held to maturity decreased $261.1 million, or 55.5%, to $209.0 million at June 30, 2006 from $470.1 million at June 30, 2005, due primarily to the restructuring of the portfolio. Mortgage-backed securities held to maturity decreased $68.1 million, or 9.0%, to $690.0 million from $758.1 million year-over-year, utilizing the cash flows from monthly principal and interest payments to fund loan originations and deposit outflows.

         Stockholders' equity decreased $14.6 million, or 2.9%, to $490.9 million at June 30, 2006, from $505.5 million at June 30, 2005. The decrease primarily reflects the effect of unearned shares held by the 2005 Stock Compensation and Incentive Plan and unallocated shares held by the employee stock ownership plan totaling $13.9 million in aggregate. Cash dividends declared of $4.7 million and a decrease of $5.6 million in accumulated other comprehensive income resulting from the sale of available for sale securities also contributed to the decrease in stockholders' equity, partially offset by net income for the year of $9.6 million.

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

          o developing a sales culture by training and encouraging our branch personnel to promote our existing products and services to our customers; and

          o    maintaining high asset quality.

         Our deposits have traditionally exceeded our loan originations, and we have invested these deposits primarily in mortgage-backed securities and investment securities. Following our acquisition of South Bergen Savings Bank in 1999, we began focusing on growing the size of our loan portfolio. Prior to that time, we focused our efforts on obtaining deposits from the communities in which we operated our five branch offices in Bergen and Hudson counties and investing those funds in mortgage-backed and other securities. A primary focus of our current business strategy is to increase our volume of loan originations and the size of our loan portfolio. There can be no assurance, however, that we will be successful in this effort.

         In an effort to develop our commercial business, we utilize several experienced business development officers who focus on commercial loan originations, and we expect to offer Internet banking and cash management services to our commercial customers during the quarter ended December 31, 2006. Our residential loan originations have traditionally been largely advertising driven, but we also utilize regional loan originators who specialize in residential mortgage loan originations and work throughout our retail branch network, meeting with prospective loan customers wherever it is most convenient for them.

Critical Accounting Policies

         Our accounting policies are integral to understanding the results reported. We describe them in detail in Note 1 to consolidated financial statements beginning on Page F-8 of this document. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the assessment of prepayment risks associated with mortgage-backed securities, the evaluation of securities impairment and the impairment testing of goodwill.

         Allowance for Loan Losses. The allowance for loan losses represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the allowance for loan losses, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We use a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Our system takes into consideration, among other things, delinquency status, size of loans, and type of collateral and financial condition of the borrowers. We establish specific loan loss allowances for identified loans based on a review of such information and/or appraisals of the underlying collateral. We base general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment.

         Although we establish specific and general loan loss allowances in accordance with management's best estimate, actual losses are dependent upon future events and, as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of our borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make increased provisions to the allowance for loan losses, which would be a charge to income during the period the provision is made, resulting in a reduction to our earnings. A change in economic conditions could also adversely affect the value of the properties collateralizing our real estate loans, resulting in increased charge-offs against the allowance and reduced recoveries, and thus a need to make increased provisions to the allowance for loan losses. Furthermore, a change in the composition of our loan portfolio or growth of our loan portfolio could result in the need for additional provisions.

         Prepayment Risks Associated with Mortgage-backed Securities. At June 30, 2006 and June 30, 2005, net premiums of approximately $2.5 million and $3.6 million, respectively, were included in the carrying amounts of our mortgage-backed securities. We amortize the premium included in the carrying amount over the average life of the security using the level-yield method. The mortgage-backed securities we hold in our portfolio are subject to prepayment risk because changes in interest rates can affect the expected life of these mortgage-backed securities. We must estimate the level of prepayments in order to estimate the average life of mortgage-backed securities.

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

         The assessment of the prepayment risks related to mortgage-backed securities is highly dependent upon the prediction of trends in market interest rates. A reduction in interest rates generally results in increased prepayments of mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. Correspondingly, an increase in interest rates should result in decreased prepayments and fewer re-financings. Because changes in interest rates can affect the average life of mortgage-backed securities, this makes the estimation of the prepayment risk difficult. We address this difficulty by adjusting the amortization speed monthly to reflect the current average life.

         Impairment Testing of Goodwill. We record goodwill, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition. Through June 30, 2002, we amortized goodwill using the straight-line method over 15 years. Effective July 1, 2002, we adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. At June 30, 2006, we reported goodwill of $82.3 million. The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there was a significant decrease in the franchise value of Kearny Federal Savings Bank. If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment was determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

         Other-than-Temporary Impairment of Securities. We evaluate on a quarterly basis whether any securities are other-than-temporarily impaired. In making this determination, we consider the extent and duration of the impairment, the nature and financial health of the issuer, and our ability and intent to hold securities for a period sufficient to allow for any anticipated recovery in market value. Other considerations include a review of the credit quality of the issuer and the existence of a guarantee or insurance, if applicable to the security. If a security is determined to be other-than-temporarily impaired, we will record an impairment loss as a charge to income for the period in which the impairment loss was determined to exist, resulting in a reduction to our earnings for that period.

         As of June 30, 2006, we concluded that any unrealized losses in the securities available for sale, mortgage-backed securities held to maturity and investment securities held to maturity portfolios were temporary in nature due to market interest rates and not the underlying credit quality of the issuers of the securities. Additionally, we have the intent and ability to hold these investments for the time necessary to recover the amortized cost. Future events that would materially change this conclusion and require a charge to operations for an impairment loss include a change in the credit quality of the issuers.

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

Comparison of Financial Condition at June 30, 2006 and June 30, 2005

         Our total assets decreased by $99.5 million, or 4.7%, to $2.01 billion at June 30, 2006 from $2.11 billion at June 30, 2005, primarily due to decreases in securities available for sale, investment securities held to maturity and mortgage-backed securities held to maturity, partially offset by increases in cash and cash equivalents and loans receivable, net.

         Cash and cash equivalents increased $90.4 million, or 64.6%, to $230.3 million at June 30, 2006, from $139.9 million at June 30, 2005. Proceeds from the Company's restructuring of its investment portfolio executed in February 2006 provided the growth in cash and cash equivalents. Management reinvested the proceeds from the restructuring in cash and cash equivalents at market short-term interest rates, with expectations of maintaining liquidity, to the extent funds are not used for loan originations, at an elevated level as long as the Treasury yield curve remains flat.

         The carrying value of securities available for sale decreased $15.3 million, or 45.5%, to $18.3 million at June 30, 2006, from $33.6 million at June 30, 2005. As was the case during the year ended June 30, 2005, concern about the future of government-sponsored enterprises triggered the sale during the year ended June 30, 2006 of the Company's remaining shares of Freddie Mac common stock. In June 2005, we sold 130,000 shares, which produced a gain of $7.6 million, before taxes. In February 2006, we sold 131,088 shares, which resulted in a gain of $8.8 million, before taxes. We also sold all of our shares of a closed-end mutual fund in August 2005, which resulted in a gain of $86,000, before taxes. We acquired the Dryden Government Income Fund in the merger with South Bergen Savings Bank in March 1999.

         Investment securities held to maturity decreased $261.1 million, or 55.5%, to $209.0 million at June 30, 2006, from $470.1 million at June 30, 2005.
The decrease resulted almost exclusively from the sale of the Bank's entire portfolio of government agency notes, totaling $249.1 million, in February 2006. The transaction resulted in a loss of $7.8 million, before taxes. The weighted average yield of the portfolio was 3.22%. Management reinvested the proceeds in cash and cash equivalents at market short-term interest rates. The Bank's portfolio of tax-exempt municipal bonds decreased $4.3 million, or 2.1%, to $200.3 million at June 30, 2006, from $204.6 million at June 30, 2005. Cash flow from matured government agency notes and tax-exempt municipal bonds partially funded deposit outflows.

         Mortgage-backed securities held to maturity decreased $68.1 million, or 9.0%, to $690 million at June 30, 2006, from $758.1 million at June 30, 2005. Management utilized the cash flows from monthly principal and interest payments and matured mortgage-backed securities to fund loan originations and deposit outflows. In an attempt to provide some protection against interest-rate risk, during the year ended June 30, 2006, management purchased $111.7 million of mortgage-backed securities with most of the pools containing adjustable rate mortgages. As of June 30, 2006, $331.4 million, or 48.0% of the mortgage-backed securities are variable rate compared to $337.2 million, or 44.5% at June 30, 2005.

         Loans receivable, net, increased $145.6 million, or 26.1%, to $703.6 million at June 30, 2006, from $558.0 million at June 30, 2005. During the year ended June 30, 2006, management stressed growth of the loan portfolio as a key goal. One-to-four family real estate mortgages increased $83.0 million, or 21.7%, to $465.8 million at June 30, 2006, from $382.8 million at June 30, 2005. Multi-family and commercial real estate mortgages increased $10.4 million, or 10.8%, to $107.1 million at June 30, 2006, from $96.7 million at June 30, 2005. Our strategy particularly emphasizes growth in this segment of the loan portfolio. Commercial business lines of credit increased $278,000, or 9.6%, to $3.2 million at June 30, 2006, from $2.9 million at June 30, 2005. Consumer lending, primarily home equity loans and home equity lines of credit increased $37.6 million, or 52.1%, to $109.7 million at June 30, 2006, from $72.1 million at June 30, 2005. Construction loans increased $14.0 million, or 172.8%, to $22.1 million at June 30, 2006, from $8.1 million at June 30, 2005. To supplement our own loan originations, management entered into agreements to purchase mortgages from several mortgage companies. During the year ended June 30, 2006, we purchased $24.4 million from these sources.

         Premises and equipment increased $964,000, or 2.8%, to $35.9 million at June 30, 2006, from $35.0 million at June 30, 2005. The increase resulted primarily from the cost associated with completing the construction of a de novo branch in Lacey Township, New Jersey, which opened in October 2005. The increase also includes the cost of renovations of retail branches located in Old Tappan and Northvale, New Jersey, which management expects to complete in September and October 2006, respectively.

         Bank owned life insurance ("BOLI") increased $10.6 million, or 265.0%, to $14.6 million at June 30, 2006, from $4.0 million at June 30, 2005. During the year, the Company purchased BOLI policies totaling $10.2 million.

         Total deposits decreased by $85.1 million, or 5.6%, to $1.44 billion at June 30, 2006, from $1.53 billion at June 30, 2005. Non-interest-bearing demand deposits increased $5.0 million, or 8.9%, to $61.1 million at June 30, 2006, from $56.1 million at June 30, 2005. Year-over-year, interest-bearing demand accounts increased $22.8 million, or 23.0%, to $122.1 million from $99.3 million. In the quarter ended March 31, 2006, the Bank introduced several products designed to retain and attract core deposits, including Star Banking and a tiered money market account, which contributed to the growth in interest-bearing demand deposits. Savings and club accounts decreased $72.8 million, or 16.2%, to $377.4 million at June 30, 2006, from $450.2 million at June 30, 2005. Fierce competition for core deposits within our marketplace contributed to the decrease in savings and club accounts as well as transfers to our own interest-bearing demand accounts. Certificates of deposit decreased $40.0 million, or 4.3%, to $883.1 million at June 30, 2006, from $923.1 million at June 30, 2005. Management marketed special certificate of deposit maturities, typically with terms of five, nine and 13 months and promotional interest rates, to retain and attract new deposits. The challenge for management during the year ended June 30, 2006 was to balance the rate of attrition for all deposit categories against a significant increase in the cost of funds.

         Federal Home Bank of New York advances decreased $582,000, or 0.9%, to $61.1 million at June 30, 2006, from $61.7 million at June 30, 2005. The advances retired during the year were on a monthly repayment schedule. Twice during the year, for short periods, management utilized an overnight line of credit with the Federal Home Loan Bank of New York to meet liquidity needs.

         Stockholders' equity decreased $14.6 million, or 2.9%, to $490.9 million at June 30, 2006, from $505.5 million at June 30, 2005. The decrease primarily reflects the effect of unearned shares held by the 2005 Stock Compensation and Incentive Plan and unallocated shares held by the employee stock ownership plan totaling $13.9 million in aggregate. Cash dividends declared of $4.7 million and a decrease of $5.6 million in accumulated other comprehensive income resulting from the sale of available for sale securities also contributed to the decrease in stockholders' equity, partially offset by net income for the year of $9.6 million. During the year ended June 30, 2006, $1.5 million in employee stock ownership plan ("ESOP") shares were released. Paid in capital decreased $18.9 million during the year due to the purchase of the Company's common stock in the open market to fund the restricted stock plan. This reduction of equity was partially offset by the vesting of $2.0 million in restricted stock shares, a $1.2 million adjustment to equity for expensing stock options and $412,000 attributed to the excess of market over cost of ESOP shares released. Management recorded the purchase of stock to fund the restricted stock plan as a reduction of paid in capital in accordance with SFAS No. 123R. The decrease in accumulated other comprehensive income resulted from a reduction in the carrying value, net of taxes, of the Company's securities available for sale portfolio due to the sales of Freddie Mac common stock and a closed-end mutual fund, nominally offset by an increase in the carrying value, net of taxes, of the securities remaining in the portfolio.

Comparison of Operating Results for the Years Ended June 30, 2006 and June 30, 2005

         General. Net income for the year ended June 30, 2006 was $9.6 million, a decrease of $9.3 million, or 49.2%, from $18.9 million for the year ended June 30, 2005. The decrease in net income resulted primarily from lower net interest income and higher non-interest expenses. There was an increase in non-interest income from service fees and charges and miscellaneous sources and a substantial decrease in the contribution from gain on sale of securities. An increase in interest income did not offset an increase in interest expense resulting in lower net interest income. The increase in non-interest expenses was due primarily to increases in salaries and employee benefits, directors'
compensation expense, and to a lesser degree, occupancy expenses and miscellaneous expenses.

         Net Interest Income. Net interest income decreased by $1.3 million, or 2.5%, to $50.7 million for the year ended June 30, 2006, from $52.0 million for the year ended June 30, 2005. Our net interest rate spread decreased 41 basis points to 2.10% for the year ended June 30, 2006, from 2.51% for 2005. Our net interest margin decreased 12 basis points to 2.67% for the year ended June 30, 2006, compared with 2.79% for the year ended June 30, 2005. Despite a 28 basis point improvement in the average yield on interest-earning assets, increasing from 4.42% for the year ended June 30, 2005 to 4.70% for the year ended June 30, 2006, the net interest rate spread decreased due to a 69 basis point increase in the average cost of interest-bearing liabilities to 2.60% compared to 1.91%, year-over-year. An increase in the average yield on interest-earning assets, a $36.5 million increase in average interest-earnings assets and $106.9 million decrease in average interest-bearing liabilities, was more than offset by the increase in the cost of average interest-bearing liabilities resulting in a decrease in the net interest margin, year-over-year. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 127.8% for the year ended June 30, 2006, compared to 116.9% for the year ended June 30, 2005. Average interest-earning assets increased 2.0%, to $1.90 billion for the year ended June 30, 2006, from $1.86 billion for the year ended June 30, 2005. Average interest-bearing liabilities decreased 6.7%, to $1.49 billion for the year ended June 30, 2006, from $1.59 billion for the year ended June 30, 2005.

         Interest Income. Total interest income increased $6.9 million, or 8.4%, to $89.3 million for the year ended June 30, 2006, from $82.4 million for the year ended June 30, 2005. The improvement in interest income resulted from both an increase in the yield on average interest-earning assets as well as an increase in the average balance of interest-earning assets. The average yield on average interest-earning assets increased 28 basis points to 4.70% from 4.42%, while average interest-earning assets increased $36.5 million, or 2.0%, to $1.90 billion from $1.86 billion.

         Interest income on loans receivable increased $6.0 million, or 20.5%, to $35.3 million for the year ended June 30, 2006, from $29.3 million for the year ended June 30, 2005. The increase resulted from an increase in the average balance of loans receivable, net, partially offset by a reduction in the average yield on loans. The average balance of loans receivable, net, increased $110.5 million, or 21.3%, to $628.2 million for the year ended June 30, 2006, from $517.7 million for the year ended June 30, 2005. The average yield on loans decreased four basis points, to 5.62% for the year ended June 30, 2006, compared to 5.66% for 2005. The lower yield reflects generally lower interest rates on originations compared to principal repayments on seasoned higher yielding mortgages; however, the decline in average yields year-over-year began to slow. The average yield for the year ended June 30, 2005 was 5.66% compared to 5.79% for 2004.

         Interest income on mortgage-backed securities held to maturity decreased $483,000, or 1.4%, to $33.5 million for the year ended June 30, 2006, compared to $34.0 million for the year ended June 30, 2005. The decrease in interest income on mortgage-backed securities resulted from a decrease in the average balance outstanding rather than average yield, which was unchanged at 4.59% for the years ended June 30, 2006 and 2005. The average balance of mortgage-backed securities decreased $11.4 million, or 1.5%, to $729.0 million for the year ended June 30, 2006, from $740.4 million for the year ended June 30, 2005. The decrease in the average balance resulted from the utilization of cash flows from monthly principal and interest payments to fund loan originations and deposit outflows rather than reinvestment in the portfolio. Following a decline in average yield between the prior two years, due to principal repayments received on seasoned higher yielding securities reinvested in a lower interest rate environment, the average yield stabilized during the year ended June 30, 2006. The average yield for the year ended June 30, 2005 was 4.59% compared to 4.76% for 2004. Most pools purchased during the year contained adjustable rate mortgages, thus sacrificing higher yields on fixed rate mortgages for interest rate risk protection in the future.

         Interest income on investment securities available for sale and held to maturity, both taxable and tax-exempt, decreased $2.3 million, or 13.9%, to $14.2 million for the year ended June 30, 2006, from $16.5 million for the year ended June 30, 2005. The decrease resulted from a decrease of $95.6 million, or 19.5%, in the average balance of investment securities to $394.6 million for the year ended June 30, 2006, from $490.2 million for the year ended June 30, 2005, partially offset by an increase in the average yield year-over-year. The average yield for the year ended June 30, 2006 was 3.60%, compared to 3.37% for the year ended June 30 2005. The decrease in the average balance resulted almost exclusively from the sale of the Bank's entire portfolio of government agency notes, totaling $249.1 million, in February 2006. Management attributes the increase in the average yield in part to this sale since the weighted average yield on these notes was 3.22%. Interest income on tax-exempt investment securities increased $730,000, or 10.6%, to $7.6 million for the year ended June 30, 2006, from $6.9 million for the year ended June 30, 2005. The increase resulted from an increase in the average balance partially offset by a decrease in the average yield. The average balance increased by $21.5 million, or 11.9%, to $202.0 million for the year ended June 30, 2006, from $180.5 million for the year ended June 30, 2005, while the average yield decreased to 3.78% for the year ended June 30, 2006, from 3.82% in 2005. The actual balance at June 30, 2006 of $200.3 million, compared to $204.6 million at June 30, 2005 reflects management's decision to de-emphasize tax-exempt securities, due to lower pre-tax income and lower interest rates on new issues. Interest income on taxable investment securities decreased $3.0 million, or 31.3%, to $6.6 million for the year ended June 30, 2006, from $9.6 million for the year ended June 30, 2005, resulting from a decrease in average balance partially offset by an increase in average yield. The average balance decreased $117.1 million, or 37.8%, to $192.6 million for the year ended June 30, 2006, from $309.7 million for the year ended June 30, 2005. The average yield increased to 3.40% for the year ended June 30, 2006, from 3.11% for 2005. The sale of the entire government agency notes portfolio substantially contributed to both the decrease in average balance and increase in average yield.

         Interest income on other interest-earning assets increased $3.7 million, or 142.3%, to $6.3 million for the year ended June 30, 2006, from $2.6 million for the year ended June 30, 2005. The composition of interest income on other interest-earning assets during the year ended June 30, 2006 included interest received from deposits at other banks, specifically the Federal Home Loan Bank of New York and Bank of America, and dividends paid on Federal Home Loan Bank of New York capital stock. The increase in interest income resulted from an increase in average yield and average balance. The average yield increased to 4.28% for the year ended June 30, 2006, from 2.30% for 2005 while the average balance increased $33.0 million, or 28.7%, to $147.9 million for the year ended June 30, 2006, from $114.9 million for the year ended June 30, 2005. Management reinvested the proceeds from the investment portfolio restructuring in cash and cash equivalents to take advantage of market short-term interest rates.

         Interest Expense. Total interest expense increased $8.2 million, or 27.0%, to $38.6 million for the year ended June 30, 2006, from $30.4 million for year ended June 30, 2005. The increase resulted from an increase in the average cost of interest-bearing liabilities, partially offset by a decrease in the average balance of interest-bearing liabilities. The average cost increased 69 basis points to 2.60% in the year ended June 30, 2006, from 1.91% for 2005. The average balance of interest-bearing liabilities declined $106.9 million, or 6.7%, to $1.49 billion during the year ended June 30, 2006, as compared to $1.59 billion during the year ended June 30, 2005. Management increased rates to match the competition's rate offerings in the face of rising short-term interest rates in an effort to stem the outflow of deposits triggered by the competitive market for deposits.

         Interest expense on deposits increased $8.6 million, or 32.5%, to $35.1 million for the year ended June 30, 2006, from $26.5 million for the year ended June 30, 2005. The average cost of interest-bearing deposits increased to 2.47% for the year ended June 30, 2006, from 1.75% in 2005. The average cost of certificates of deposit increased to 3.27% from 2.33%, while the average cost of savings and club accounts increased to 1.18% from 1.02% and the average cost of interest-bearing demand accounts increased to 0.90% from 0.71%. Management found it necessary to market special certificate of deposit maturities with promotional interest rates, typically with terms of five, nine and 13 months, to retain and attract new deposits. The average balance of interest-bearing deposits decreased $91.3 million, or 6.0%, to $1.42 billion for the year ended June 30, 2006, from $1.51 billion for the prior year. Average certificates of deposit increased to $888.8 million from $873.9 million, average savings and club accounts decreased to $429.0 million from $533.1 million and average interest-bearing demand deposits decreased to $103.4 million from $105.5 million. The Bank introduced several products designed to retain and attract core deposits, including Star Banking and a tiered money market account. The challenge for management during the year ended June 30, 2006 was to balance the rate of attrition for all deposit categories against a significant increase in the cost of funds.

         Interest expense on Federal Home Loan Bank advances decreased $314,000, or 8.1%, to $3.6 million for the year ended June 30, 2006, from $3.9 million for the year ended June 30, 2005. The decrease in interest expense resulted from a decrease in the average balance of advances outstanding partially offset by an increase in the average cost of advances. The average balance of advances outstanding decreased $15.7 million, or 19.4%, to $65.3 million for the year ended June 30, 2006 compared to $81.0 million for the year ended June 30, 2005. The average cost of borrowings increased to 5.47% from 4.80%, year-over-year. The decrease in the average balance resulted from short-term advances obtained and subsequently paid off during the year ended June 30, 2005, to fund the purchase of securities. The same situation did not occur during the year ended June 30, 2006. The average cost of borrowed money increased during the year ended June 30, 2006, due to management's utilization of an overnight line of credit with the Federal Home Loan Bank of New York to meet liquidity needs. Overnight borrowings were particularly expensive due to the high cost of short-term interest rates relative to rates on longer-term advances.

         Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment.

         There was a $72,000 provision for loan losses recorded for the year ended June 30, 2006 compared to a $68,000 provision for loan losses recorded for the year ended June 30, 2005. During the year ended June 30, 2006, total loans increased to $708.0 million at June 30, 2006, from $562.6 million at June 30, 2005.

Non-performing loans were $942,000, or 0.13%, of total loans at June 30, 2006, as compared to $1.9 million, or 0.34%, of total loans at June 30, 2005. The allowance for loan losses as a percentage of total loans outstanding was 0.77% at June 30, 2006, compared to 0.96% at June 30, 2005, reflecting balances of $5.5 million and $5.4 million, respectively. The ratio of the allowance for loan losses to non-performing loans increased to 578.7% at June 30, 2006, from 281.8% at June 30, 2005. The increase in the ratio is a result of a $980,000 decrease in non-performing loans from approximately $1.9 million at June 30, 2005, to $942,000 at June 30, 2006.

         Management assesses the allowance for loan losses monthly. While management uses available information to recognize losses on loans, additional loan loss provisions in the future may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.

         Non-interest Income. Non-interest income attributed to fees, service charges and miscellaneous income and excluding gains on the sale of securities increased $504,000, or 28.0%, to $2.3 million for the year ended June 30, 2006, from $1.8 million for the year ended June 30, 2005. Fees and service charges increased $68,000 year-over-year, primarily due to an increase in prepayment charges on loans and a nominal increase in fee income attributed to the Bank's retail branch network, partially offset by lower other loan fees. Miscellaneous income increased $436,000 primarily due to an increase in the cash surrender value of bank owned life insurance and other fees from operations. At June 30, 2006, we had a $14.6 million investment in bank owned life insurance, compared to $4.0 million at June 30, 2005.

         Non-interest income attributed to net gain on the sale of securities was $1.0 million in the year ended June 30, 2006, resulting from the sale of 131,088 shares of Freddie Mac common stock, a closed-end mutual fund and the Bank's entire portfolio of government agency notes. The three transactions produced pre-tax gains of $8.8 million and $86,000 and a pre-tax loss of $7.8 million, respectively. Non-interest income attributed to gains on the sale of securities was $7.7 million in the year ended June 30, 2005, resulting from the sale of 120,000 shares of Freddie Mac common stock and a trust-preferred security. Concern about the future of government-sponsored enterprises triggered the sale of the Company's Freddie Mac common stock investment. The common stock, trust-preferred security and closed-end mutual fund were part of the Company's available for sale investment portfolio and the government agency notes were in the Bank's held-to-maturity portfolio.

         Non-interest Expense. Non-interest expense increased $7.1 million, or 20.3%, to $42.0 million for the year ended June 30, 2006, from $34.9 million for the year ended June 30, 2005. The increase in non-interest expense resulted primarily from increases in salaries and employee benefits, directors' compensation expense, miscellaneous expense, equipment expense and to a lesser degree, advertising expense and net occupancy expense of premises.

         Salaries and employee benefits increased $4.3 million, or 20.7%, to $25.1 million in the year ended June 30, 2006, from $20.8 million in the year ended June 30, 2005. The compensation expense component increased $372,000, or 2.8%, to $13.4 million for the year ended June 30, 2006, from $13.1 million for the year ended June 30, 2005. The increase resulted from normal salary increases and hiring of additional employees to staff our newest retail branch opened in Lacy Township, New Jersey during October 2005. Pension plan expense decreased $699,000 to $2.6 million for the year ended June 30, 2006, compared to 2005. Pension plan expense in the year ended June 30, 2005 included additional contributions to compensate for lower than expected investment returns on plan assets during prior periods. Benefits expense increased $905,000 to $3.8 million, year-over-year, resulting from higher health insurance premiums as well as additional employees enrolled in the benefit plans. Employee stock ownership plan ("ESOP") compensation expense increased $1.4 million to $1.9 million, compared to 2005. ESOP compensation expense began accruing immediately following the initial public offering completed in February 2005, therefore, there was only four months' expense recorded during the year ended June 30, 2005. Stock compensation plan expense attributed to a stock benefit plan approved at the 2005 Annual Meeting was $2.3 million. There was no such expense recorded in 2005. Payroll tax expense increased $82,000 to $1.1 million compared to the previous year.

         Net occupancy expense of premises increased $119,000, or 3.7%, to $3.3 million for the year ended June 30, 2006, from $3.2 million for the year ended June 30, 2005. Decreases in rent expense, net, and lower property taxes partially offset increases in repairs and maintenance expense, depreciation expense and utilities expense. During the year ended June 30, 2006, the Bank leased space at two locations vacated by management staff and administrative operations upon their move to the Company's headquarters in late 2004. Another tenant will move into Bank property in November 2006 and additional vacant space is being prepared for lease. The rental income will partially offset the occupancy expense of such premises in the future.

         Equipment expense increased $470,000, or 11.8%, to $4.4 million for the year ended June 30, 2006, from $4.0 million during the year ended June 30, 2005. The largest increase was attributed to the data processing expense, which increased $255,000 to $2.5 million, year-over-year. A significant part of the increase resulted from additional security enhancements to the Bank's data processing infrastructure.

         Advertising expense increased $289,000, or 24.1%, to $1.5 million for the year ended June 30, 2006, from $1.2 million for the year ended June 30, 2005. The increase in advertising expense resulted from a publicity campaign connected to the grand opening of the Lacy Township branch, and media advertising launching our Star Banking product and promoting special certificate of deposit offerings. These were in addition to extensive campaigns to advertise residential and commercial loan products and retail and commercial deposit products.

         Directors' compensation expense increased $1.2 million, or 135.4%, to $2.1 million for the year ended June 30, 2006, from $886,000 for the year ended June 30, 2005. Stock compensation plan expense attributed to a stock benefit plan approved at the 2005 Annual Meeting was $1.1 million. There was no such expense recorded in 2005. Directors' fees remained unchanged at $676,000 and advisory board fees decreased $89,000 to $123,000, year-over-year. Other fees including an incentive bonus plan were $225,000 for 2006.

         Miscellaneous expense increased $744,000, or 20.1%, to $4.4 million for the year ended June 30, 2006, from $3.7 million for the year ended June 30, 2005. Audit and accounting services expense and costs associated with being a public company, including annual meeting expense produced the largest increases in the miscellaneous expense category. Audit and accounting services expense increased $184,000 to $535,000, compared to 2005. A significant part of that increase, approximately $124,000, resulted from professional services rendered to assist management in complying with Sarbanes-Oxley Section 404. The Company recorded expense of approximately $10,000 in 2005 to begin the compliance effort for Section 404. Annual meeting expense was $201,000 during the year ended June 30, 2006, which includes a provision for the estimated cost of the 2006 annual meeting. There was no such expense recorded in 2005.

         Provision for Income Taxes. The provision for income taxes decreased $5.4 million, or 70.1%, to $2.3 million for the year ended June 30, 2006, from $7.7 million for the year ended June 30, 2005. The decrease in income tax expense resulted from a decrease in pre-tax income of $14.7 million, or 55.3%, to $11.9 million in the year ended June 30, 2006, from $26.6 million for the year ended June 30, 2005. The effective income tax rates were 19.2% for the year ended June 30, 2006, as compared to 28.9% for the year ended June 30, 2005. Due to the Bank's significant investment in tax-exempt municipal bonds, tax-exempt interest reduced the Company's federal income expense by approximately $2.4 million during the year ended June 30, 2006, compared to a reduction of approximately $2.2 million in the year ended June 30, 2005.

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

         Net Interest Income. Net interest income increased by $5.4 million, or 11.6%, to $52.0 million for the year ended June 30, 2005, from $46.6 million for the year ended June 30, 2004. The net interest rate spread increased to 2.51% for the year ended June 30, 2005, from 2.37% for 2004. The net interest margin increased 20 basis points to 2.79% for the year ended June 30, 2005, compared with 2.59% for the year ended June 30, 2004. The net interest rate spread improved due to a four basis point increase in the average yield on interest-earning assets complemented by a decrease of 10 basis points in the average cost of interest-bearing liabilities. The increase in net interest margin resulted from the improvement in the ratio of average interest-earning assets to average interest-bearing liabilities, 116.93% for the year ended June 30, 2005, compared to 112.46% for the year ended June 30, 2004. Average interest-earning assets increased $68.8 million, or 3.9%, to $1.86 billion for the year ended June 30, 2005, from $1.79 billion for the year ended June 30, 2004. Average interest-bearing liabilities remained virtually unchanged, decreasing by $2.3 million for the year ended June 30, 2005.

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

         Interest income on mortgage-backed securities held to maturity deceased $26,000 and was $34.0 million for the year ended June 30, 2005, virtually unchanged from 2004. Interest income on mortgage-backed securities did not change as an increase in the average balance outstanding was offset by a decrease in the average yield. The average balance of mortgage-backed securities increased $27.0 million, or 3.8%, to $740.4 million for the year ended June 30, 2005, from $713.4 million for the year ended June 30, 2004. At the same time, the average yield decreased 17 basis points to 4.59% for the year ended June 30, 2005, compared to 4.76% for 2004. The increase in average balance resulted from the substitution of mortgage-backed securities for loans earlier in the year, while management launched an advertising campaign designed to increase loan originations. Mortgage-backed securities actually decreased $13.3 million, or 1.7%, to $758.1 million at June 30, 2005, from $771.4 million at June 30, 2004.
The decline in yield resulted from principal repayments received on older higher yielding securities subsequently reinvested in a lower interest rate environment. Additionally, most mortgage-backed securities purchased during the year were adjustable rate, sacrificing higher yields on fixed rate mortgages in the short-term for some interest rate risk protection in the future.

         Interest income on investment securities available for sale and held to maturity, both taxable and tax-exempt, increased $2.1 million, or 14.6%, to $16.5 million for the year ended June 30, 2005, from $14.4 million for the year ended June 30, 2004. The increase resulted from an increase of $64.9 million, or 15.3%, in the average balance of investment securities to $490.2 million for the year ended June 30, 2005, from $425.3 million for the year ended June 30, 2004. A two basis point reduction in the average yield, declining to 3.37% for the year ended June 30, 2005 from 3.39% for 2004, nominally offset the increase in the average balance. Interest income on tax-exempt investment securities increased $1.2 million, or 21.1%, to $6.9 million for the year ended June 30, 2005, from $5.7 million for the year ended June 30, 2004. The increase resulted from an increase in the average balance partially offset by a decrease in the average yield. The average balance increased by $38.9 million, or 27.5%, to $180.5 million for the year ended June 30, 2005, from $141.6 million for the year ended June 30, 2004, while the average yield decreased by 21 basis points, to 3.82% for the year ended June 30, 2005, from 4.03% in 2004. Interest income on taxable investment securities increased $908,000, or 10.4%, to $9.6 million for the year ended June 30, 2005, from $8.7 million for the year ended June 30, 2004, resulting from increases in both average balance and average yield. The average balance increased $26.0 million, or 9.2%, to $309.7 million for the year ended June 30, 2005, from $283.7 million for the year ended June 30, 2004. The average yield increased four basis points, to 3.11% for the year ended June 30, 2005, from 3.07% for 2004. There has been steady growth in both the tax-exempt and taxable portfolios over the previous three years. Management gradually shifted assets from those vulnerable to high prepayments such as mortgage-backed securities, or with low yields, including cash and cash equivalents and securities purchased under agreements to resell, into higher yielding investments, particularly tax-exempt securities, which were offering higher tax equivalent yields.

         Interest income on other interest-earning assets increased $1.3 million, or 100.0%, to $2.6 million for the year ended June 30, 2005, from $1.3 million for the year ended June 30, 2004. There were no securities purchased under agreements to resell during the year ended June 30, 2005, therefore, the composition of interest income on other interest-earning assets for 2005 included only interest received from deposits at other banks, specifically the Federal Home Loan Bank of New York, and dividends paid on Federal Home Loan Bank of New York capital stock. The increase in interest income resulted from an increase in average yield, partially offset by a decrease in the average balance. The average yield increased 1.45%, to 2.30% for the year ended June 30, 2005, from 0.85% for 2004 while the average balance decreased $41.4 million, or 26.5%, to $114.9 million for the year ended June 30, 2005, from $156.3 million for the year ended June 30, 2004. The investment of funds received from the purchase of the Company's common stock, including over-subscriptions held during the subscription period, contributed to the increase in interest income on other interest-earning assets, particularly the ability to invest those funds during a period of rising short-term interest rates.

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

         Interest expense on deposits decreased $1.6 million, or 5.7%, to $26.5 million for the year ended June 30, 2005, from $28.1 million for the year ended June 30, 2004. Interest expense included $491,000, paid on funds received during the subscription period of the initial public offering completed in February 2005. The decrease resulted from a decrease in the average cost of interest-bearing deposits and a slight decrease in the average balance of interest-bearing deposits. The average cost of interest-bearing deposits decreased ten basis points to 1.75% for the year ended June 30, 2005, from 1.85% in 2004. The average cost of certificates of deposit increased to 2.33% from 2.25%, while the average cost of savings and club accounts decreased to 1.02% from 1.23% and the average cost of interest-bearing demand accounts decreased to 0.71% from 0.80%. Management found it necessary to begin raising certificate of deposit interest rates, reacting to rising short-term interest rates during the second half of the year in order to reverse earlier deposit outflows. The average balance of interest-bearing deposits decreased $8.9 million to $1.51 billion for the year ended June 30, 2005, from $1.52 billion for the prior year. The nominal decrease in the average balance partially resulted from the temporary increase in deposits attributed to funds received during the subscription period of the initial public offering completed in February 2005 substantially offsetting an overall deposit outflow. Average certificates of deposit declined to $873.9 million from $963.1 million, average savings and club accounts increased to $533.1 million from $448.5 million and average interest-bearing demand deposits decreased to $105.5 million from $109.8 million. The increase in average savings and club accounts reflects the aforementioned temporary increase in deposits associated with the initial public offering.

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

         Non-interest Expense. Non-interest expense increased $5.4 million, or 18.3%, to $34.9 million for the year ended June 30, 2005, from $29.5 million for the year ended June 30, 2004. The increase in non-interest expenses resulted from increases in salaries and employee benefits, net occupancy expense of premises and equipment, advertising and miscellaneous expenses. These increases were offset by the absence of merger related expenses in 2005 as compared to $592,000 of such expense during 2004.

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

         Advertising expense increased $315,000, or 36.6%, to $1.2 million for the year ended June 30, 2005, from $861,000 for the year ended June 30, 2004. The increase in advertising expense resulted from greater media advertising in an attempt to increase loan originations, publicize the Bank's retail and commercial products and refine the Bank's branding. Also, rather than relying exclusively on the large circulation newspapers, management began focusing specifically on the counties in which we operate, through advertisements in smaller local newspapers.

         All other elements of non-interest expenses increased $281,000, or 5.4%, to $5.8 million for the year ended June 30, 2005, from $5.5 million, net of merger related expenses of $592,000 for the year ended June 30, 2004. Most of the increase in miscellaneous expenses is due to the increased costs associated with being a public company, such as periodic reporting, retention of a transfer agent and professional fees. Professional fees consisting of legal expense and audit and accounting services expense increased $43,000 and $161,000, respectively, for the year ended June 30, 2005, compared to 2004.

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

         Average Balance Sheet. The following table sets forth certain information relating to Kearny Financial Corp. at and for the periods indicated. We derived the average yields and costs by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented with daily balances used to derive average balances with the exception of the year ended June 30, 2004. Management does not believe that the use of weekly or monthly balances for the year ended June 30, 2004 caused any material differences in the information presented.

                                                                             For the Year Ended June 30,
                                  At June 30,     ----------------------------------------------------------------------------------
                                     2006                    2006                           2005                       2004
                             ------------------    ----------------   ------------------- ----------------  ------------------------
                                          Actual                      Average                      Average                   Average
                              Actual      Yield/   Average             Yield/    Average           Yield/   Average           Yield/
                             Balance       Cost    Balance Interest     Cost     Balance  Interest  Cost    Balance  Interest  Cost
                             -------       ----    ------- --------     ----     -------  --------  ----    -------  --------  ----
                                                                    (Dollars in thousands)
Interest-earning assets:
 Loans receivable,
   net(1)................ $  703,613      5.68%  $  628,245  $35,338    5.62%  $  517,746  $29,311  5.66% $  499,510  $28,919  5.79%
 Mortgage-backed
   securities
   held to maturity......    689,962      4.85      728,960   33,471    4.59      740,417   33,954  4.59     713,422   33,980  4.76
 Investment securities:(2)
   Tax-exempt............    200,312      3.78      202,042    7,634    3.78      180,513    6,904  3.82     141,630    5,702  4.03
   Taxable...............     27,082      5.72      192,561    6,554    3.40      309,740    9,632  3.11     283,708    8,724  3.07
 Securities purchased
   under agreements
   to resell.............          -      0.00            -        -    0.00            -        -  0.00      95,385      982  1.03
 Other interest-
   earning assets(3).....    213,122      5.13      147,949    6,326    4.28      114,916    2,640  2.30      60,885      347  0.57
                          ----------             ----------  -------           ----------  -------        ----------  -------
  Total interest-
    earning assets.......  1,834,091      5.10    1,899,757   89,323    4.70    1,863,332   82,441  4.42   1,794,540   78,654  4.38
                                                             -------                       -------                    -------
Non-interest-earning
  assets.................    173,434                161,423                       151,055                    144,698
                          ----------             ----------                    ----------                 ----------
  Total assets........... $2,007,525             $2,061,180                    $2,014,387                 $1,939,238
                          ==========             ==========                    ==========                 ==========
Interest-bearing
liabilities:
 Interest-bearing
   demand................ $  122,129      1.56   $  103,397      931    0.90   $  105,503      752  0.71  $  109,830      882  0.80
 Savings and club........    377,431      1.15      429,019    5,064    1.18      533,131    5,422  1.02     448,509    5,508  1.23
 Certificates of
   deposit...............    883,098      3.83      888,809   29,074    3.27      873,907   20,358  2.33     963,089   21,692  2.25
 Federal Home Loan Bank
   advances..............     61,105      5.46       65,333    3,576    5.47       80,990    3,890  4.80      74,340    4,018  5.40
                          ----------             ----------  -------           ----------  ---------      ----------  -------
  Total interest-
    bearing liabilities..  1,443,763      3.01    1,486,558   38,645    2.60    1,593,531   30,422  1.91   1,595,768   32,100  2.01
                                                             -------                       -------                    -------

Non-interest-bearing
  liabilities............     72,876                 71,089                        71,119                     57,846
                          ----------             ----------                    ----------                 ----------
 Total liabilities.......  1,516,639              1,557,647                     1,664,650                  1,653,614
Stockholders' equity.....    490,886                503,533                       349,737                    285,624
                          ----------             ----------                    ----------                 ----------
 Total liabilities and
   stockholders' equity.. $2,007,525             $2,061,180                    $2,014,387                 $1,939,238
                          ==========             ==========                    ==========                 ==========
Net interest income......                                    $50,678                       $52,019                    $46,554
                                                             =======                       =======                    =======
Interest rate spread(4)..                 2.09%                         2.10%                       2.51%                      2.37%
                                          ====                          ====                        ====                       ====
Net yield on interest-
  earning assets(5)......                                               2.67%                       2.79%                      2.59%
                                                                        ====                        ====                       ====
Ratio of average
  interest-earning
  assets to average
  interest- bearing
  liabilities............       1.27x                   1.28x                        1.17x                       1.12x
                           ==========             ===========                   ==========                 ===========

-----------------
(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.

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

                                                                  Year Ended June 30,                Year Ended June 30,
                                                          ------------------------------------ ------------------------------------
                                                                      2006 vs. 2005                       2005 vs. 2004
                                                          ------------------------------------ ------------------------------------
                                                                   Increase (Decrease)                   Increase (Decrease)
                                                                          Due to                                 Due to
                                                          ------------------------------------ ------------------------------------
                                                            Volume       Rate         Net        Volume        Rate          Net
                                                          ----------- ------------ ----------- ------------ ------------ ----------
                                                                                         (In thousands)
Interest and dividend income:
 Loans receivable.....................................     $  6,235    $   (208)     $  6,027   $  1,047     $   (655)     $    392
 Mortgage-backed securities held to maturity..........         (483)          -          (483)     1,234       (1,260)          (26)
 Investment securities:
   Tax-exempt.........................................          804         (74)          730      1,510         (308)        1,202
   Taxable............................................       (3,911)        833        (3,078)       795          113           908
 Securities purchased under agreements to resell......            -           -             -       (491)        (491)         (982)
 Other interest-earning assets........................          923       2,763         3,686        519        1,774         2,293
                                                           --------    --------      --------   --------     --------      --------
  Total interest-earning assets.......................     $  3,568    $  3,314      $  6,882   $  4,614     $   (827)     $  3,787
                                                           ========    ========      ========   ========     ========      ========

Interest expense:
 Interest-bearing demand..............................     $    (15)   $    194      $    179   $    (34)    $    (96)     $   (130)
 Savings and club.....................................       (1,145)        787          (358)       944       (1,030)          (86)
 Certificates of deposit..............................          353       8,363         8,716     (2,077)         743        (1,334)
 Advances from Federal Home Loan Bank.................         (813)        499          (314)       341         (469)         (128)
                                                           ---------   --------      ---------  --------     --------      --------
   Total interest-bearing liabilities.................     $ (1,620)   $  9,843      $  8,223   $   (826)    $   (852)     $ (1,678)
                                                           =========   ========      ========   ========     ========      ========

Change in net interest income.........................     $  5,188    $ (6,529)     $ (1,341)  $  5,440     $     25      $  5,465
                                                           ========    ========      ========   ========     ========      ========

Liquidity and Commitments

         Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of mortgage-backed securities and outstanding loans, maturities of investment securities and funds provided from operations. In addition, we invest excess funds in short-term interest-earning assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.

         The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. We attempt to maintain adequate but not excessive liquidity, and liquidity management is both a daily and long-term function of business management.

         We review cash flow projections regularly and update them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At June 30, 2006, the Bank had outstanding commitments to originate loans of $44.4 million, construction loans in process of $11.4 million and unused lines of credit of $25.5 million.

         Certificates of deposit increased during the quarter ended June 30, 2005, due to a promotional short-term rate offered by the Bank. Deposits, primarily certificates of deposit, decreased in the quarters ended September 30, 2005 and December 31, 2005 as the Bank intentionally slowed increases in the rates it pays on deposits relative to the pace of rising market interest rates. Certificates of deposit continued to decrease, as well as core deposits, during the quarter ended March 31, 2006. Management's goal to slow the increase in the cost of funds was not sustainable. In the quarter ended March 31, 2006, the Bank introduced several deposit products designed to build core deposits and adjusted interest rates on certificates of deposit to stabilize their rate of attrition. During the quarter ended June 30, 2006, management introduced promotional rates for terms of five, nine and 13 months to retain and attract new certificates of deposit. Certificates of deposit scheduled to mature in one year or less at June 30, 2006, totaled $658.2 million.

         While deposits are the Bank's primary source of funds, the Bank also generates cash through borrowings from the Federal Home Loan Bank of New York (the "FHLB"). At June 30, 2006, advances from the FHLB amounted to $61.1 million. The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit or by taking additional long-term or short-term advances. Because of continued strong loan demand and continued deposit outflows, the Bank began utilizing the FHLB overnight line of credit during the quarter ended March 31, 2006. Management used proceeds from the restructuring of the securities portfolio in February 2006 to repay the borrowed money. No further borrowing occurred during the year ended June 30, 2006, due to adequate liquidity.

         As noted above, loan prepayments are greatly influenced by general interest rates. At June 30, 2006, 79.6% of our loan portfolio consisted of fixed rate loans with maturities of greater than one year. If a rising interest rate environment were to occur, we would expect that the rate of prepayments on fixed rate loans would decrease, thus decreasing the amount of funds coming from prepayments and reducing our liquidity.

         The  following  table   discloses  our   contractual   obligations  and
commitments as of June 30, 2006.

                                                                Less Than                                  After
                                                       Total      1 Year      1-3 Years    4-5 Years     5 Years
                                                    ---------   ---------     ---------    ---------     -------
                                                                          (In thousands)
Operating lease obligations................          $  1,728    $    271     $    443      $   373     $    641
Certificates of deposit....................           883,098     658,218      200,090       24,701           89
Federal Home Loan Bank advances............            61,105       5,618       45,487       10,000            -
                                                     --------    --------     --------      -------     --------
    Total..................................          $945,931    $664,107     $246,020      $35,074     $    730
                                                     ========    ========     ========      =======     ========

                                                        Total
                                                      Amounts   Less Than                                   Over
                                                    Committed     1 Year      1-3 Years    4-5 Years     5 Years
                                                    ---------   ---------     ---------    ---------     -------
                                                                          (In thousands)
Undisbursed funds from approved lines of
   credit(1)...............................           $25,556     $   534       $    -     $     -       $25,022
Construction loans in process..............            11,368       8,395        2,973           -             -
Other commitments to extend credit(1)......            44,424      44,424            -           -             -
                                                      -------     -------       ------     -------       -------
    Total..................................           $81,348     $53,353       $2,973     $     -       $25,022
                                                      =======     =======       ======     =======       =======

-------------------
(1)  Represents amounts committed to customers.


         Our material capital expenditure plans relate to renovations and significant improvements to six branch offices, which includes the replacement of one office location with a new building. We expect to complete such renovations, improvements and construction by the end of calendar year 2007, and we anticipate approximately $3.6 million in funds will be required for the plans related to these six offices. Furthermore, in December of 2004, we acquired a
3.7 acre parcel of land in West Caldwell, New Jersey. We intend to construct a branch office at this location and subdivide and lease to third parties the portion of land not used for the branch building. Engineering studies continue at this location, while we attempt to develop a plan acceptable to the municipality.

         The general business purpose of these expenditures is to maintain and improve Kearny Federal Savings Bank's facilities. We anticipate that cash flows from our normal operations will be a sufficient source of funds for these expenditure plans.

Off-Balance Sheet Arrangements

         We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Federal Savings Bank's facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At June 30, 2006, we had no significant off-balance sheet commitments to purchase securities. Our significant purchase commitments as of June 30, 2006 related to capital expenditure plans consisted of anticipated post-June 30, 2006 expenditures of approximately $281,000 connection with the completion of renovations of existing branches in Old Tappan and Northvale, New Jersey.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. At June 30, 2006, the total approved loan origination commitments outstanding amounted to $44.4 million and commitments to purchase participation interests in loans totaled $0. At the same date, unused lines of credit were $25.5 million and construction loans in process were $11.4 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2006, see Note 16 to consolidated financial statements contained in this Annual Report on Form 10-K.

Capital

         Consistent with its goals to operate a sound and profitable financial organization, Kearny Federal Savings Bank actively seeks to maintain a well capitalized institution in accordance with regulatory standards. As of June 30, 2006, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision. Kearny Federal Savings Bank's regulatory capital ratios at June 30, 2006 were as follows: core capital 19.41%; Tier I risk-based capital 48.19%; and total risk-based capital 48.90%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively. For additional information regarding regulatory capital at June 30, 2006, see Note 14 to consolidated financial statements contained in this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

         Management believes that there were no significant recent accounting pronouncements requiring disclosure at June 30, 2006.

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

         The rates we earn on our assets are generally fixed for a contractual period of time. We, like many savings institutions, have liabilities that generally have shorter contractual maturities than our assets, such as certificates of deposit, or have no stated maturity, such as savings and money market deposits. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, which consist primarily of long-term, fixed-rate securities, may not increase as rapidly as the interest paid on our liabilities.

         We are vulnerable to volatility in our earnings as a result of an increase in interest rates because the majority of our interest-earning assets consist of long-term, fixed rate assets. At June 30, 2006, 82.1% of our loans with contractual maturities of greater than one year had fixed rates of interest, and 74.4% of our total loans had contractual maturities of ten or more years. At June 30, 2006, we held $690.0 million of mortgage-backed securities, representing 34.4% of our assets. We invest generally in fixed-rate securities and 97.0% of our mortgage-backed securities at June 30, 2006 had contractual maturities of greater than ten years. In an increasing rate environment, our cost of funds is expected to increase more rapidly than the interest earned on our loan portfolio and securities portfolio because our primary source of funds is deposits with generally shorter maturities than the maturities on our loans and investment securities. Having interest-bearing liabilities that reprice more frequently than interest-earning assets will be detrimental during periods of rising interest rates and could cause our net interest rate spread to shrink because the increase in the rates we would earn on our securities and loan portfolios may be less than the increase in the rates we would pay on deposits and borrowings.

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

         The Board of Directors has established an Interest Rate Risk Management Committee, comprised of Directors Regan, Aanensen, Mazza and Parow, which is responsible for monitoring interest rate risk. Our Chief Financial Officer also participates in this committee as a management liaison. The committee meets quarterly to address management of our assets and liabilities, including review of our short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and repricing frequencies of loans and securities; and a variety of other asset and liability management topics. The results of the committee's quarterly review are reported to the full Board, which makes adjustments to our interest rate risk policy and strategies as it considers necessary and appropriate.

         Quantitative Analysis. The following table presents Kearny Federal Savings Bank's net portfolio value as of June 30, 2006. The Office of Thrift Supervision, based on information provided by Kearny Federal Savings Bank, calculated the net portfolio values shown in this table.

                                        At June 30, 2006
              ------------------------------------------------------------------
                                                  Net Portfolio Value
                Net Portfolio Value         as % of Present Value of Assets
              ------------------------  ----------------------------------------
  Changes in                                       Net Portfolio   Basis Point
   Rates(1)   $ Amount     $ Change     % Change    Value Ratio       Change
   --------   --------     --------     --------    -----------       ------
               (Dollars in thousands)
+300 bp        274,160     -135,558        -33%         15.39%       -581 bp
+200 bp        318,540      -91,178        -22%         17.40%       -380 bp
+100 bp        364,082      -45,637        -11%         19.35%       -185 bp
   0 bp        409,718                                  21.20%
-100 bp        451,685       41,966        +10%         22.80%       +160 bp
-200 bp        482,117       72,398        +18%         23.88%       +268 bp

----------
(1) The-300bp scenario is not shown due to the low prevailing interest rate environment.

         This analysis also indicated that as of June 30, 2006 an immediate and permanent 2.00% increase in interest rates would cause an approximately 6.41% decrease in our net interest income.

         Future interest rates or their effect on net portfolio value or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in this type of computation. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in market interest rates. The interest rate on certain types of assets and liabilities, such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above.
Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

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

Item 9A.  Controls and Procedures
---------------------------------

(a)      Disclosure Controls and Procedures

         Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company's management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)      Internal Control over Financial Reporting

         1. Management's Annual Report on Internal Control Over Financial Reporting.

         Management's report on the Company's internal control over financial reporting appears in the Company's financial statements that are contained in this Annual Report on Form 10-K immediately following Item 15. Such report is incorporated herein by reference.

         2. Attestation Report of Independent Public Accounting Firm.

         The attestation report of Beard Miller Company LLP on management's assessment of the Company's internal control over financial reporting appears in the Company's financial statements that are contained in this Annual Report on Form 10-K immediately following Item 15. Such report is incorporated herein by reference.

         3. Changes in Internal Control Over Financial Reporting.

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

Item 9B.  Other Information
---------------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information that appears under the headings "Section 16(a) Beneficial Ownership Reporting Compliance" and "Information Regarding Directors and Executive Officers" in the Registrant's definitive proxy statement for the Registrant's 2006 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

Item 11.  Executive Compensation
--------------------------------

         The information that appears under the headings "Board of Directors and Executive Officer Compensation" and "Compensation Committee Report on Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

         (a) Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

         (b) Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned "Information Regarding Directors and Executive Officers" in the Proxy Statement.

         (c) Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

         (d) Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2006 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                                                         Equity Compensation Plan Information
                                                         ------------------------------------

                                           (A)                         (B)                      (C)
                                                                                           Number of Securities
                                  Number of Securities                                    Remaining Available for
                                    to be Issued Upon            Weighted-average          Future Issuance Under
                                       Exercise of               Exercise Price of          Equity Compensation
                                  Outstanding Options,          Outstanding Options,     Plans (Excluding Securities
                                   Warrants and Rights          Warrants and Rights       Reflected in Column (A))
                                   -------------------          -------------------       ------------------------
Equity compensation plans
   approved by shareholders:
2005 Stock Compensation
    and Incentive Plan (1)............    3,374,240                $  12.34                       277,856
Equity compensation plans not
   approved by stockholders:
   None...............................            -                       -                             -
                                        -----------                --------                    ----------
          Total.......................    3,374,240                $  12.34                       277,856
                                        ===========                ========                    ==========

-----------------
(1) In addition to 3,374,240 options outstanding under this plan as of June 30, 2006, restricted stock awards of 1,337,696 shares were outstanding under this plan as of June 30, 2006. Such awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter. As of June 30, 2006, there were 189,897 shares remaining available for restricted share awards under this plan, and these shares are included under column
     (C) as securities remaining available for future issuance under this plan along with 87,959 options remaining available for award.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information that appears under the subheading "Certain Relationships and Related Transactions" under the heading "Information Regarding Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

         The information relating to this item is incorporated herein by reference to the information contained under the section captioned "Information Regarding Independent Auditor" in the Proxy Statement.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

         (1) The following financial statements and the independent auditors' report appear in this Annual Report on Form 10-K immediately after this Item 15:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of
    June 30, 2006 and 2005
Consolidated Statements of Income For the Years Ended
    June 30, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders' Equity
    for the Years Ended June 30, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended
    June 30, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

         (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         (3) The following exhibits are filed as part of this report:

                  3.1      Charter of Kearny Financial Corp.*
                  3.2      Bylaws of Kearny Financial Corp.*
                  4        Stock Certificate of Kearny Financial Corp*
                  10.1     Employment Agreement with John N. Hopkins*+
                  10.2     Employment Agreement with Allan Beardslee*+
                  10.3     Employment Agreement with Albert E. Gossweiler*+
                  10.4     Employment Agreement with Sharon Jones*+
                  10.5     Employment Agreement with William C. Ledgerwood*+
                  10.6     Employment Agreement with Erika Sacher Parisi*+
                  10.7     Employment Agreement with Patrick M. Joyce*+
                  10.8     Employment Agreement with Craig Montanaro**+
                  10.9     Directors Consultation and Retirement Plan*+
                  10.10    Benefit Equalization Plan*+
                  10.11    Benefit Equalization Plan for Employee Stock Ownership Plan*+
                  10.12    Stock Option Plan ***+
                  10.13    Restricted Stock Plan ***+
                  10.14    Kearny Federal Savings Bank Director Life Insurance Agreement****+
                  10.15    Kearny Federal Savings Bank Executive Life Insurance Agreement****+
                  11       Statement regarding computation of earnings per share
                  21       Subsidiaries of the Registrant (see "Item 1. Business - Subsidiary Activity" herein)
                  23       Consent of Beard Miller Company LLP
                  31       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         ----------
         *        Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1
                  (File No. 333-118815).
         **       Incorporated by reference to the exhibit to the Registrant's Form 8-K filed on July 21, 2005.
                  (File No. 000-51093).
         ***      Incorporated by reference to the appendices to the Registrant's definitive proxy statement for the
                  2005 Annual Meeting filed on September 30, 2005 (File No. 000-51093).
         ****     Incorporated by reference to the exhibits to the Registrant's Form 8-K filed on August 18, 2005.
                  (File No. 000-51093).
         +        Management or compensatory plan required to be filed as an exhibit.

September 1, 2006



Beard Miller Company LLP
55 US Highway 46 East
PO Box 676
Pine Brook, NJ 07058-0676

         Management Report on Internal Control over Financial Reporting
         --------------------------------------------------------------


The management of Kearny Financial Corp. and Subsidiaries (collectively the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system is a process designed to provide reasonable assurance to the management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of internal control over financial reporting as of June 30, 2006. In making this assessment, we used the criteria set forth by The Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of June 30, 2006, the Company's internal control over financial reporting is effective based on those criteria.

Page 2
Beard Miller Company LLP
Management Report
September 1, 2006


The Company's independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Company's internal control over financial reporting as of June 30, 2006.

/s/John N. Hopkins
-------------------------------------
John N. Hopkins
President and Chief Executive Officer


/s/Albert E. Gossweiler
-------------------------------------
Albert E. Gossweiler
Senior Vice President and Chief Financial Officer

[BMC LOGO]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Kearny Financial Corp.

            We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting,
that Kearny Financial Corp. (the "Company") and Subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

            We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

            A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

To the Board of Directors and Stockholders                                    2.
Kearny Financial Corp.



            Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

            In our opinion, management's assessment that Kearny Financial Corp. and Subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kearny Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of June 30, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows of the Company for each of the years in the three-year period ended June 30, 2006, and our report dated September 1, 2006, expressed an unqualified opinion.


                                        /s/Beard Miller Company, LLP

Beard Miller Company, LLP
Pine Brook, New Jersey
September 1, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Kearny Financial Corp.
Kearny, New Jersey


         We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. (the "Company") and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to in the second preceding paragraph present fairly, in all material respects, the consolidated financial position of Kearny Financial Corp. and Subsidiaries as of June 30, 2006 and 2005, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kearny Financial Corp.'s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated September 1, 2006 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.





                                                    /s/ Beard Miller Company LLP




Beard Miller Company LLP
Pine Brook, New Jersey
September 1, 2006

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                          June 30,
                                                                                                     2006          2005
                                                                                                 -----------    -----------
                                                                                                 (In Thousands, Except Share
                                                                                                     and Per Share Data)
                                     ASSETS
   Cash and amounts due from depository institutions                                             $    22,563    $    16,683
   Interest-bearing deposits in other banks                                                          207,716        123,182
                                                                                                 -----------    -----------

       Cash and Cash Equivalents                                                                     230,279        139,865

   Securities available for sale (amortized cost 2006 $18,550; 2005 $25,153)                          18,346         33,591
   Securities held to maturity (estimated fair value 2006 $204,447; 2005 $469,221)                   209,048        470,098
   Loans receivable, including net deferred loan costs 2006 $1,087; 2005 $815                        709,064        563,434
      Less allowance for loan losses                                                                  (5,451)        (5,416)
                                                                                                 -----------    -----------

       Net Loans Receivable                                                                          703,613        558,018

   Mortgage-backed securities held to maturity (estimated fair value 2006 $670,329;
      2005 $762,730)                                                                                 689,962        758,121
   Premises and equipment                                                                             35,941         34,977
   Federal Home Loan Bank of New York ("FHLB") stock                                                   5,406         11,361
   Interest receivable                                                                                 8,836         10,430
   Goodwill                                                                                           82,263         82,263
   Bank owned life insurance                                                                          14,628          3,981
   Other assets                                                                                        9,203          4,300
                                                                                                 -----------    -----------

       Total Assets                                                                              $ 2,007,525    $ 2,107,005
                                                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

   Deposits:
      Non-interest bearing                                                                       $    61,080    $    56,142
      Interest-bearing                                                                             1,382,658      1,472,635
                                                                                                 -----------    -----------

       Total Deposits                                                                              1,443,738      1,528,777

   Advances from FHLB                                                                                 61,105         61,687
   Advance payments by borrowers for taxes                                                             5,232          4,627
   Other liabilities                                                                                   6,564          6,432
                                                                                                 -----------    -----------

       Total Liabilities                                                                           1,516,639      1,601,523
                                                                                                 -----------    -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.10 par value; 25,000,000 shares authorized; none issued and outstanding             -              -
   Common stock, $0.10 par value; 75,000,000 shares authorized; 2006 72,737,500 shares and
      2005 72,737,500 shares issued and outstanding                                                    7,274          7,274
   Paid-in capital                                                                                   192,534        207,838
   Retained earnings                                                                                 306,728        301,857
   Unearned Employee Stock Ownership Plan shares                                                     (15,517)       (16,972)
   Accumulated other comprehensive income (loss)                                                        (133)         5,485
                                                                                                 -----------    -----------

       Total Stockholders' Equity                                                                    490,886        505,482
                                                                                                 -----------    -----------

       Total Liabilities and Stockholders' Equity                                                $ 2,007,525    $ 2,107,005
                                                                                                 ===========    ===========

See notes to consolidated  financial statements.
--------------------------------------------------------------------------------

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                                Years Ended June 30,
                                                             ---------------------------
                                                               2006      2005     2004
                                                             -------   -------   -------
                                                         (In Thousands, Except Per Share Data)
----------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans                                                     $35,338   $29,311   $28,919
   Mortgage-backed securities                                 33,471    33,954    33,980
   Securities:
      Taxable                                                  6,554     9,632     8,724
      Tax-exempt                                               7,634     6,904     5,702
   Other interest-earning assets                               6,326     2,640     1,329
                                                             -------   -------   -------

       Total Interest Income                                  89,323    82,441    78,654
                                                             -------   -------   -------
INTEREST EXPENSE
   Deposits                                                   35,069    26,532    28,082
   Borrowings                                                  3,576     3,890     4,018
                                                             -------   -------   -------

       Total Interest Expense                                 38,645    30,422    32,100
                                                             -------   -------   -------

       Net Interest Income                                    50,678    52,019    46,554

PROVISION FOR LOAN LOSSES                                         72        68      --
                                                             -------   -------   -------

       Net Interest Income after Provision for Loan Losses    50,606    51,951    46,554
                                                             -------   -------   -------
NON-INTEREST  INCOME
   Fees and service charges                                    1,016       948       824
   Gain on sale of securities                                  1,023     7,705      --
   Miscellaneous                                               1,286       850       736
                                                             -------   -------   -------

       Total Non-Interest Income                               3,325     9,503     1,560
                                                             -------   -------   -------
NON-INTEREST EXPENSES
   Salaries and employee benefits                             25,145    20,790    16,522
   Net occupancy expense of premises                           3,282     3,163     2,523
   Equipment                                                   4,423     3,953     3,470
   Advertising                                                 1,465     1,176       861
   Federal insurance premium                                     548       554       587
   Amortization of intangible assets                             636       636       636
   Directors' compensation                                     2,099       886       827
   Merger related expenses                                      --        --         592
   Miscellaneous                                               4,448     3,704     3,454
                                                             -------   -------   -------

       Total Non-Interest Expenses                            42,046    34,862    29,472
                                                             -------   -------   -------

       Income before Income Taxes                             11,885    26,592    18,642

INCOME TAXES                                                   2,277     7,694     5,745
                                                             -------   -------   -------

       Net Income                                            $ 9,608   $18,898   $12,897
                                                             =======   =======   =======

NET INCOME PER COMMON SHARE
   Basic                                                     $  0.14   $  0.33   $  0.25
                                                             =======   =======   =======

   Diluted                                                   $  0.14   $  0.33   $  0.25
                                                             =======   =======   =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   Basic                                                      70,904    57,963    50,916
                                                             =======   =======   =======

   Diluted                                                    71,100    57,963    50,916
                                                             =======   =======   =======

See notes to consolidated financial statements.
--------------------------------------------------------------------------------

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2006, 2005, and 2004

                                                                                                                Accumulated
                                     Common Stock                                        Unearned                  Other
                                    ---------------   Paid-In   Retained    Unearned     Incentive   Treasury  Comprehensive
                                    Shares   Amount   Capital   Earnings   ESOP Shares  Plan Shares   Stock    Income (Loss)   Total
                                    ------   ------   -------   --------   -----------  -----------   -----    -------------   -----
                                                                          (In Thousands)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2003                 12   $   1    $19,066    $273,970    $   (663)       $(193)   $(4,283)     $ 7,771 $295,669
                                                                                                                           --------

   Comprehensive income:
      Net income                         -       -          -      12,897           -            -          -            -   12,897
      Unrealized gain on
      securities
        available for sale, net
      of
        deferred income tax
        expense of $1,296                -       -          -           -           -            -          -        2,275    2,275
                                                                                                                           --------
     Total Comprehensive Income                                                                                              15,172
                                                                                                                           --------
   Acquisition of West Essex
      Bancorp, Inc.                     (2)      -    (18,567)     (3,908)        663          193      4,283            -  (17,336)
                                     -----   -----   --------    --------    --------         ----    -------      ------- --------

BALANCE - JUNE 30, 2004                 10       1        499     282,959           -            -          -       10,046  293,505
                                                                                                                           --------

   Comprehensive income:
      Net income                         -       -          -      18,898           -            -          -            -   18,898
      Realized gain on securities
        available for sale, net
      of
        income tax of $2,697             -       -          -           -           -            -          -       (5,008)  (5,008)
      Unrealized gain on
      securities
        available for sale, net
      of
        deferred income tax
        expense of $240                  -       -          -           -           -            -          -          447      447
                                                                                                                           --------
     Total Comprehensive Income                                                                                              14,337
                                                                                                                           --------

   Initial capitalization from
      establishment of mutual
      holding company                  (10)     (1)         1           -           -            -          -            -        -
   Proceeds from common stock
      offering                      72,738   7,274    207,293           -           -            -          -            -  214,567

-----------------------------------------------------------------------------------------------------------------------------------

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2006, 2005, and 2004

                                                                                                                Accumulated
                                     Common Stock                                        Unearned                  Other
                                    ---------------   Paid-In   Retained    Unearned     Incentive   Treasury  Comprehensive
                                    Shares   Amount   Capital   Earnings   ESOP Shares  Plan Shares   Stock    Income (Loss)   Total
                                    ------   ------   -------   --------   -----------  -----------   -----    -------------   -----
                                                                          (In Thousands)
------------------------------------------------------------------------------------------------------------------------------------
   Unearned ESOP shares (1,746                             $
      shares)                            -  $    -             -   $      -  $(17,457)    $    -      $     -    $     -   $(17,457)
   ESOP shares committed to be
      released (48 shares)               -       -            45          -       485          -            -          -        530
                                   -------  ------   -----------   -------- ---------     ------      -------    --------  ---------

BALANCE - JUNE 30, 2005             72,738   7,274       207,838    301,857   (16,972)         -            -      5,485    505,482
                                                                                                                           ---------

   Comprehensive income:
      Net income                         -       -             -      9,608         -          -            -          -      9,608
      Realized gain on securities
        available for sale, net
      of
        income tax of $3,095             -       -             -          -         -          -            -     (5,749)    (5,749)
      Unrealized gain on
      securities
        available for sale, net
      of
        deferred income tax
        expense of $71                   -       -             -          -         -          -            -        131        131
                                                                                                                           --------
     Total Comprehensive Income                                                                                               3,990
                                                                                                                           --------
   Refund of common stock
      offering expense                   -       -             3          -         -          -            -          -          3
   ESOP shares committed to be
      released (144 shares)              -       -           412          -     1,455          -            -          -      1,867
   Stock option transactions             -       -         1,211          -         -          -            -          -      1,211
   Treasury stock purchases           (178)      -             -          -         -          -       (2,268)         -     (2,268)
   Treasury stock reissued to
      restricted stock plan            178       -        (2,268)         -         -          -        2,268          -          -
   Restricted stock plan shares
      purchased (1,194 shares)           -       -       (16,673)         -         -          -            -          -    (16,673)
   Restricted stock plan shares
      earned (164 shares)                -       -         2,011          -         -          -            -          -      2,011
   Cash dividends declared
      ($0.24/share)                      -       -             -     (4,737)        -          -            -          -     (4,737)
                                   -------  ------   -----------   --------  --------     ------      -------    -------   --------

BALANCE - JUNE 30, 2006             72,738  $7,274      $192,534   $306,728  $(15,517)    $    -      $     -    $  (133)  $490,886
                                   =======  ======   ===========   ========  ========     ======      =======    =======   ========

See notes to consolidated financial statements.
--------------------------------------------------------------------------------

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Years Ended June 30,
                                                                       -----------------------------------
                                                                          2006         2005         2004
                                                                       ---------    ---------    ---------
                                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $   9,608    $  18,898    $  12,897
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of premises and equipment           1,898        1,549        1,314
         Net amortization of premiums, discounts and loan fees
              and costs                                                    1,033        1,035        2,679
         Deferred income taxes                                                (9)         343          556
         Amortization of intangible assets                                   636          636          636
         Provision for loan losses                                            72           68            -
         Realized gains on sale of securities available for sale          (8,844)      (7,705)           -
         Realized loss on sale of securities held to maturity              7,821            -            -
         (Increase) in cash surrender value of bank owned life
              insurance                                                     (439)        (145)        (149)
         ESOP stock option plan and restricted stock plan expenses         5,089          530            -
         Realized loss on sale of real estate owned                           35            -            -
         (Increase) decrease in interest receivable                        1,594         (569)      (1,381)
         (Increase) decrease in other assets                              (2,964)       4,006          132
         Increase (decrease) in interest payable                              53          (57)        (376)
         Increase (decrease) in other liabilities                           (446)       1,045       (1,705)
                                                                       ---------    ---------    ---------

         Net Cash Provided by Operating Activities                        15,137       19,634       14,603
                                                                       ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale                               (298)        (202)        (152)
   Proceeds from sale of securities available for sale                    15,750        8,866            -
   Proceeds from sale of securities held to maturity                     241,206            -            -
   Purchases of securities held to maturity                               (4,000)     (54,387)    (263,187)
   Proceeds from calls and maturities of securities held to maturity      11,199       15,387      111,189
   Proceeds from repayments of securities held to maturity                 4,836        4,797        3,612
   Purchase of loans                                                     (24,434)      (1,515)     (15,024)
   Net (increase) decrease in loans receivable                          (121,373)     (50,913)      16,922
   Proceeds from sale of real estate owned                                    65            -            -
   Purchases of mortgage-backed securities held to maturity             (111,670)    (163,607)    (425,124)
   Principal repayments on mortgage-backed securities held to
      maturity                                                           178,918      175,911      334,016
   Additions to premises and equipment                                    (2,862)      (9,877)      (8,079)
   Purchase of FHLB stock                                                 (3,322)           -         (592)
   Redemption of FHLB stock                                                9,277           31        2,987
   Purchase of bank owned life insurance                                 (10,208)           -            -
                                                                       ---------    ---------    ---------

         Net Cash Provided by (Used in) Investing Activities             183,084      (75,509)    (243,432)
                                                                       ---------    ---------    ---------

See notes to consolidated financial statements
-----------------------------------------------------------------------------------------------------------

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended June 30,
                                                                                   -----------------------------------
                                                                                     2006         2005         2004
                                                                                   ---------    ---------    ---------
                                                                                              (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in deposits                                                        $ (85,097)   $  (8,714)   $ (75,836)
   Repayment of FHLB advances                                                           (582)      (2,547)     (11,515)
   Net change in short-term borrowings from FHLB                                           -      (30,000)      30,000
   Increase in advance payments by borrowers for taxes                                   605          403           11
   Proceeds from issuance of common stock of Kearny
      Financial Corp.                                                                      -      197,110            -
   Refund of common stock offering expense                                                 3            -            -
   Dividends paid to minority stockholders of Kearny Financial Corp.                  (3,795)           -            -
   Purchase of common stock of Kearny Financial Corp. for treasury                    (2,268)           -            -
   Purchase of common stock of Kearny Financial Corp. for restricted
      stock plan                                                                     (16,673)           -            -
                                                                                   ---------    ---------    ---------

         Net Cash Provided by (Used in) Financing Activities                        (107,807)     156,252      (57,340)
                                                                                   ---------    ---------    ---------

         Net Increase (Decrease) in Cash and Cash Equivalents                         90,414      100,377     (286,169)

CASH AND CASH EQUIVALENTS - BEGINNING                                                139,865       39,488      325,657
                                                                                   ---------    ---------    ---------

CASH AND CASH EQUIVALENTS - ENDING                                                 $ 230,279    $ 139,865    $  39,488
                                                                                   =========    =========    =========

SUPPLEMENTAL  DISCLOSURES  OF CASH FLOWS  INFORMATION  Cash paid during the year for:
      Income taxes, net of refunds                                                 $   6,154    $   2,090    $   5,956
                                                                                   =========    =========    =========

      Interest                                                                     $  38,592    $  30,479    $  32,476
                                                                                   =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
   Cash dividend declared                                                          $     942    $       -    $       -
                                                                                   =========    =========    =========

   Minority interest in consolidated subsidiaries                                  $       -    $       -    $  17,336
                                                                                   =========    =========    =========

   Goodwill - West Essex acquisition                                               $       -    $       -    $  50,517
                                                                                   =========    =========    =========

   Deposit for acquisition of West Essex Bancorp, Inc.                             $       -    $       -    $ (67,853)
                                                                                   =========    =========    =========

See notes to consolidated financial statements
----------------------------------------------------------------------------------------------------------------------

                                      F-7

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidated Financial Statement Presentation

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

Business of the Company and Subsidiaries

     The Company's primary business is the ownership and operation of the Bank. The Bank is principally engaged in the business of attracting deposits from the general public at its 26 locations in New Jersey and using these deposits, together with other funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, consumer loans. The Company's other subsidiary, Kearny Financial Securities, Inc., was organized in April 2005 under Delaware law as a Delaware Investment Company primarily to hold investment and mortgage-backed securities. The Bank's subsidiary, Kearny Federal Investment Corp. was organized in July 2004 under New Jersey law as a New Jersey Investment Company primarily to hold investment and mortgage-backed securities.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other banks, all with original maturities of three months or less.

--------------------------------------------------------------------------------
                                      F-8

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentration of Risk

     Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist of cash and cash equivalents, investment and mortgage-backed securities and loans. Cash and cash equivalents include amounts placed with highly rated financial institutions. Investment securities include securities backed by the U.S. Government and other highly rated instruments. The Bank's lending activity is primarily concentrated in loans collateralized by real estate in the State of New Jersey. As a result, credit risk is broadly dependent on the real estate market and general economic conditions in the state.

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

     Recognition of interest by the accrual method is generally discontinued when interest or principal payments are ninety days or more in arrears on a contractual basis, or when other factors indicate that the collection of such amounts is doubtful. At the time a loan is placed on nonaccrual status, an allowance for uncollected interest is recorded in the current period for previously accrued and uncollected interest. Interest on such loans, if appropriate, is recognized as income when payments are received. A loan is returned to accrual status when interest or principal payments are no longer ninety days or more in arrears on a contractual basis and factors indicating doubtful collectibility no longer exist.

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

Premises and Equipment

     Land is carried at cost. Buildings and improvements, furnishings and equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the following estimated useful lives:

                                                           Years
                                                           -----

                     Building and improvements            10 - 50
                     Furnishings and equipment            4 - 20
                     Leasehold improvements          Shorter of useful
                                                    lives or lease term

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



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Federal Home Loan Bank Stock

     Federal law requires a member institution of the Federal Home Loan Bank system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula. The restricted stock is carried at cost.

Goodwill and Other Intangible Assets

     Goodwill and other intangible assets principally represent the excess cost over the fair value of the net assets of the institutions acquired in purchase transactions. Goodwill is evaluated annually by reporting unit and an impairment loss recorded if indicated. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill (as defined in SFAS No. 142), with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Fair value is determined by a combination of the Comparable Transaction and Discounted Cash Flow approaches. No impairment charges were required to be recorded in the years ended June 30, 2006, 2005 or 2004. If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined. Separate intangible assets, including core deposit intangibles that are not deemed to have indefinite lives, continue to be amortized over their useful lives, which is estimated to be ten years.

Bank Owned Life Insurance

     Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the net asset value is recorded as a component of non-interest income.

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



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income per Common Share

     Basic EPS is based on the weighted average number of common shares actually outstanding adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released and unvested restricted stock awards. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

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

Reclassification

     Certain amounts as of and for the years ended June 30, 2005 and 2004 have been reclassified to conform to the current year's presentation.


NOTE 2 - BUSINESS COMBINATIONS

On September 11, 2002, the Company and the Bank entered into a merger agreement with West Essex Bancorp, Inc. (West Essex), West Essex Savings Bank (WESB) and its 100% owned subsidiaries. On July 1, 2003, the Company purchased West Essex's common stock held by public stockholders for $35.10 per share, in cash. (The purchase price was transferred to a third party escrow agent as of June 30, 2003.) The purchase of minority interest shares was recorded as the acquisition of the noncontrolling interests of a subsidiary utilizing the purchase method of accounting and the immediately following merger of the Company and West Essex, and the Bank and WESB, were recorded as a combination of entities under common control. The amount paid to minority shareholders of West Essex in excess of their interest in West Essex amounted to $50,517,000, which was recorded as goodwill. Merger related expenses, which included legal, professional and filing fees and other expenses, were $592,000 for the year ended June 30, 2004.


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



NOTE 3 - STOCK OFFERING (CONTINUED)

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

On November 9, 2005, the Company announced that it received regulatory approval to begin the purchase of up to 1,425,655 shares or approximately 2% of the outstanding shares of its common stock in open market transactions for use in funding the Company's 2005 Stock Compensation and Incentive Plan previously approved by stockholders. During the year ended June 30, 2006, the Company purchased 1,371,341 shares at a total cost of $18,941,000, or approximately $13.81 per share.

On July 18, 2006, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 1,091,063 shares, or 5% of the Company's outstanding common stock held by persons other than Kearny MHC. This stock repurchase plan commences after the Company completes its purchase of shares in the open market to fund the Company's 2005 Stock Compensation and Incentive Plan.

During the year ended June 30, 2006, the federally chartered mutual holding company of the Company, Kearny MHC, waived its right, upon non-objection from the Office of Thrift Supervision, to receive cash dividends of $9,674,000 paid during the year.


NOTE 4 - SECURITIES AVAILABLE FOR SALE

                                                                     June 30, 2006
                                                 --------------------------------------------------------
                                                                   Gross         Gross
                                                 Amortized      Unrealized     Unrealized        Carrying
                                                   Cost            Gains         Losses           Value
                                                 ---------      ----------     ----------        --------
                                                                     (In Thousands)
Mutual funds                                     $ 7,654         $     -         $   230         $ 7,424
Trust preferred securities due after ten years    10,896             134             108          10,922
                                                 -------         -------         -------         -------

                                                 $18,550         $   134         $   338         $18,346
                                                 =======         =======         =======         =======

--------------------------------------------------------------------------------
                                      F-13

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - SECURITIES AVAILABLE FOR SALE

                                                                     June 30, 2005
                                                 --------------------------------------------------------
                                                                   Gross         Gross
                                                 Amortized      Unrealized     Unrealized        Carrying
                                                   Cost            Gains         Losses           Value
                                                 ---------      ----------     ----------        --------
                                                                     (In Thousands)
Common stock                                      $    128        $8,423          $  -           $ 8,551
Mutual funds                                        14,134           161           155            14,140
Trust preferred securities due after ten years      10,891           200           191            10,900
                                                  --------        -------         -----          -------

                                                   $25,153        $8,784          $346           $33,591
                                                  ========       =======         =====           =======

During the years ended June 30, 2006 and 2005, proceeds from sales of securities available for sale totaled $15,750,000 and $8,866,000 and resulted in gross gains of $8,844,000 and $7,705,000, respectively. There were no sales of securities available for sale during the year ended June 30, 2004. At June 30, 2006, securities available for sale with a carrying value of $9,859,000 are callable within one year.

The age of unrealized losses and fair value of related securities available for sale at June 30, 2006 and 2005 were as follows:

                                       Less than 12 Months              12 Months or More                  Total
                                     -----------------------        ------------------------     --------------------------
                                     Fair         Unrealized        Fair          Unrealized       Fair         Unrealized
                                     Value          Losses          Value           Losses         Value          Losses
                                     -----         ------           -----           ------         -----          ------
                                                                        (In Thousands)

June 30, 2006:
     Mutual funds                   $    -           $   -        $  7,424            $230        $  7,424           $230
     Trust preferred
     securities                          -               -           4,341             108           4,341            108
                                     -----           -----         -------            ----         -------           ----
      Total                         $    -           $   -         $11,765            $338         $11,765           $338
                                     =====           =====         =======            ====         =======           ====

June 30, 2005:
     Mutual funds                   $    -          $    -        $  7,201            $155        $  7,201           $155
     Trust preferred
     securities                          -               -           5,210             191           5,210            191
                                     -----           -----         -------            ----         -------           ----
       Total                        $    -          $    -         $12,411            $346         $12,411           $346
                                    ======          ======         =======            ====         =======           ====

As of June 30, 2006 and 2005, management has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuer of the securities. Additionally, we have the intent and ability to hold these investments for a time necessary to recover the amortized cost. As of June 30, 2006, there was one mutual fund and two trust preferred securities in unrealized loss positions compared to one and three, respectively, in unrealized loss positions as of June 30, 2005.

--------------------------------------------------------------------------------
                                      F-14

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - SECURITIES HELD TO MATURITY

                                                                     June 30, 2006
                                                   -------------------------------------------
                                                                Gross      Gross     Estimated
                                                   Carrying   Unrealized Unrealized    Fair
                                                     Cost       Gains      Losses      Value
                                                   ---------  ---------- ----------  ---------
                                                                  (In Thousands)
Government agencies:
     After five years but within ten years          $    963   $     38   $      1   $  1,000
     After ten years                                   7,773         14          1      7,786
                                                    --------   --------   --------   --------

                                                       8,736         52          2      8,786
                                                    --------   --------   --------   --------

Obligations of states and political subdivisions:
     Within one year                                   4,339          5         21      4,323
     After one year but within five years             17,194         76        430     16,840
     After five years but within ten years           120,775        672      3,043    118,404
     After ten years                                  58,004         56      1,966     56,094
                                                    --------   --------   --------   --------

                                                     200,312        809      5,460    195,661
                                                    --------   --------   --------   --------

                                                    $209,048   $    861   $  5,462   $204,447
                                                    ========   ========   ========   ========

                                                                 June 30, 2005
                                                    -----------------------------------------
Government agencies:
     Within one year                                $ 17,000   $      -   $    152   $ 16,848
     After one year but within five years            235,019          4      4,065    230,958
     After five years but within ten years               494         81          -        575
     After ten years                                  12,956          -        112     12,844
                                                    --------   --------   --------   --------

                                                     265,469         85      4,329    261,225
                                                    --------   --------   --------   --------

Obligations of states and political subdivisions:
     Within one year                                   4,202         11          3      4,210
     After one year but within five years             16,139        216         78     16,277
     After five years but within ten years            99,841      2,453        261    102,033
     After ten years                                  84,447      1,327        298     85,476
                                                    --------   --------   --------   --------

                                                     204,629      4,007        640    207,996
                                                    --------   --------   --------   --------

                                                    $470,098   $  4,092   $  4,969   $469,221
                                                    ========   ========   ========   ========

--------------------------------------------------------------------------------
                                      F-15

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - SECURITIES HELD TO MATURITY (CONTINUED)

During the year ended June 30, 2006, securities held to maturity with a total aggregate carrying value of $249,027,000 were sold for total proceeds of $241,206,000 and resulted in gross losses of $7,821,000. The Company sold its entire portfolio of government agency notes to restructure the securities portfolio by reinvesting the proceeds at current market interest rates to improve the Company's net interest margin. There were no sales of securities held to maturity during the years ended June 30, 2005 and 2004. During the years ended June 30, 2006, 2005 and 2004, proceeds from calls of securities totaled $-0-, $10,000,000, and $103,749,000, respectively, resulting in no gains or losses. At June 30, 2006, securities held to maturity with a carrying value of $3,467,000 are callable within one year.

At June 30, 2006 and 2005, securities held to maturity with carrying value of approximately $294,000 and $293,000, respectively, was pledged to secure public funds on deposit.

At June 30, 2006 and 2005, all obligations of states and political subdivisions were guaranteed by insurance policies issued by various insurance companies.

The age of unrealized losses and fair value of related securities held to maturity at June 30, 2006 and 2005 were as follows:

                                       Less than 12 Months              12 Months or More                  Total
                                     -----------------------        ------------------------     --------------------------
                                     Fair         Unrealized        Fair          Unrealized       Fair         Unrealized
                                     Value          Losses          Value           Losses         Value          Losses
                                     -----         ------           -----           ------         -----          ------
                                                                         (In Thousands)

June 30, 2006:
     Government agencies           $      -       $      -       $    809          $      2     $    809         $      2
     Obligations of states
     and
        political subdivisions       89,281          2,747         49,700             2,713      138,981            5,460
                                   --------       --------       --------          --------     --------         --------

       Total                       $ 89,281       $  2,747       $ 50,509          $  2,715     $139,790         $  5,462
                                   ========       ========       ========          ========     ========         ========

June 30, 2005:
     Government agencies           $    754       $      6       $254,116          $  4,323     $254,870         $  4,329
     Obligations of states
     and
        political subdivisions       19,469            221         32,923               419       52,392              640
                                   --------       --------       --------          --------     --------         --------

       Total                       $ 20,223       $    227       $287,039          $  4,742     $307,262         $  4,969
                                   ========       ========       ========          ========     ========         ========

As of June 30, 2006 and 2005, management has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, we have the intent and ability to hold these investments for the time necessary to recover the amortized cost. As of June 30, 2006, there were two Government agencies and 304 obligations of states and political subdivisions in unrealized loss positions compared to 37 and 113, respectively, in unrealized loss positions as of June 30, 2005.

--------------------------------------------------------------------------------
                                      F-16

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - LOANS RECEIVABLE

                                                                June 30,
                                                         ---------------------
                                                            2006        2005
                                                         ---------   ---------

                                                            (In Thousands)

    Real estate mortgage                                 $ 572,933   $ 479,451
                                                         ---------   ---------

    Commercial business                                      3,208       2,930
                                                         ---------   ---------

    Consumer:
         Home equity loans                                  93,639      54,199
         Home equity lines of credit                        12,988      14,850
         Passbook or certificate                             2,884       2,831
         Other                                                 247         264
                                                         ---------   ---------

                                                           109,758      72,144
                                                         ---------   ---------

    Construction                                            22,078       8,094
                                                         ---------   ---------

           Total Loans                                     707,977     562,619

    Unamortized premium (discounts) on purchased loans          73         (65)
    Deferred loan costs and fees, net                        1,014         880
                                                         ---------   ---------

                                                         $ 709,064   $ 563,434
                                                         =========   =========

At June 30, 2006 and 2005, real estate mortgage loans included $465,822,000 and $382,766,000, respectively, of loans secured by one-to-four-family residential properties.

The Bank has granted loans to officers and directors of the Company and its Subsidiaries and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. As of June 30, 2006 and 2005 such loans totaled approximately $3,732,000 and $3,188,000, respectively. During the year ended June 30, 2006, new loans to related parties totaled $775,000 and repayments totaled approximately $231,000.

The activity in the allowance for loan losses is as follows:

                                                    Years Ended June 30,
                                           -----------------------------------
                                             2006          2005          2004
                                           -------       -------       -------
                                                     (In Thousands)

Balance - beginning                        $ 5,416       $ 5,144       $ 5,180
     Provisions charged to operations           72            68             -
     Loans charged off                         (42)           (9)          (36)
     Loans recovered                             5           213             -
                                           -------       -------       -------

Balance - ending                           $ 5,451       $ 5,416       $ 5,144
                                           =======       =======       =======

--------------------------------------------------------------------------------
                                      F-17

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - LOANS RECEIVABLE (CONTINUED)

At June 30, 2006 and 2005, nonaccrual loans for which the accrual of interest had been discontinued totaled approximately $942,000 and $1,922,000, respectively. Had these loans been performing in accordance with their original terms, the interest income recognized for the years ended June 30, 2006, 2005 and 2004, would have been $81,000, $162,000, and $177,000, respectively.
Interest income recognized on such loans was $9,000, $69,000, and $118,000, respectively.

There were no impaired loans at the end of June 30, 2006 and 2005. $-0-, $88,000, and $-0- was received and recognized for impaired loans during the years ended June 30, 2006, 2005 and 2004, respectively. The average balance of impaired loans impaired during the years ended June 30, 2006, 2005 and 2004 approximated $-0-, $235,000, and $243,000, respectively.


NOTE 7 - MORTGAGE-BACKED SECURITIES HELD TO MATURITY

                                                            June 30, 2006
                                          -------------------------------------------
                                                       Gross      Gross     Estimated
                                          Carrying   Unrealized Unrealized    Fair
                                            Cost       Gains      Losses      Value
                                          ---------  ---------- ----------  ---------
                                                         (In Thousands)
Government National Mortgage Association   $ 42,323   $    717   $    394   $ 42,646
Federal Home Loan Mortgage Corporation      264,747        301      9,012    256,036
Federal National Mortgage Association       382,892        253     11,498    371,647
                                           --------   --------   --------   --------

                                           $689,962   $  1,271   $ 20,904   $670,329
                                           ========   ========   ========   ========

                                                        June 30, 2005
                                           -----------------------------------------

Government National Mortgage Association   $ 63,399   $  1,767   $    196   $ 64,970
Federal Home Loan Mortgage Corporation      305,059      2,465      1,712    305,812
Federal National Mortgage Association       389,663      3,985      1,700    391,948
                                           --------   --------   --------   --------

                                           $758,121   $  8,217   $  3,608   $762,730
                                           ========   ========   ========   ========

Net premiums of approximately $2,538,000 and $3,613,000 at June 30, 2006 and 2005, respectively, are included in the carrying amounts of mortgage-backed securities held to maturity.

There were no sales of mortgage-backed securities held to maturity during the years ended June 30, 2006, 2005 and 2004. At June 30, 2006 and 2005,
mortgage-backed securities with carrying value of approximately $283,000 and $426,000, respectively, was pledged to secure public funds on deposit.

--------------------------------------------------------------------------------
                                      F-18

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - MORTGAGE-BACKED SECURITIES HELD TO MATURITY (CONTINUED)

The age of unrealized losses and fair value of related mortgage-backed securities held to maturity at June 30, 2006 and 2005 were as follows:

                       Less than 12 Months              12 Months or More                  Total
                     -----------------------        ------------------------     --------------------------
                     Fair         Unrealized        Fair          Unrealized       Fair         Unrealized
                     Value          Losses          Value           Losses         Value          Losses
                     -----         ------           -----           ------         -----          ------
                                                         (In Thousands)

June 30, 2006       $314,766        $8,352        $279,931           $12,552      $594,697        $20,904
                    ========        ======        ========           =======      ========       ========

June 30, 2005       $143,550        $  986        $230,786           $ 2,622      $374,336       $  3,608
                    ========        ======        ========           =======      ========       ========

As of June 30, 2006 and 2005, management has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, we have the intent and ability to hold these investments for the time necessary to recover the amortized cost. As of June 30, 2006, there were 320 mortgage-backed securities in unrealized loss positions compared to 117 in unrealized loss positions as of June 30, 2005.

NOTE 8 - PREMISES AND EQUIPMENT

                                                                                     June 30,
                                                                            ---------------------------
                                                                              2006                2005
                                                                            --------            -------
                                                                                 (In Thousands)

          Land                                                              $ 8,968             $ 8,984
          Buildings and improvements                                         29,760              27,288
          Leasehold improvements                                                505                 490
          Furnishings and equipment                                          10,242               9,455
          Construction in progress                                                -                 516
                                                                            -------             -------

                                                                             49,475              46,733
          Less accumulated depreciation and amortization                     13,534              11,756
                                                                            -------             -------

                                                                            $35,941             $34,977
                                                                            =======             =======

NOTE 9 - INTEREST RECEIVABLE

                                                                                    June 30,
                                                                            ---------------------------
                                                                              2006                2005
                                                                            --------            -------
                                                                                 (In Thousands)

          Loans                                                              $3,038            $  2,266
          Mortgage-backed securities                                          3,267               3,481
          Investments                                                         2,531               4,683
                                                                            -------             -------

                                                                             $8,836             $10,430
                                                                             ======             =======

--------------------------------------------------------------------------------

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                                         Core Deposit
                                                                       Goodwill          Intangibles
                                                                       --------          -----------
                                                                         (In Thousands)

          Balance at June 30, 2003                                     $31,746              $2,836
               Amortization                                                  -                (636)
               West Essex Savings Bank acquisition (see Note 2)         50,517                   -
                                                                       -------              ------

          Balance at June 30, 2004                                      82,263               2,200
               Amortization                                                  -                (636)
                                                                       -------              ------

          Balance at June 30, 2005                                      82,263               1,564
               Amortization                                                  -                (636)
                                                                       -------              ------

          Balance at June 30, 2006                                     $82,263              $  928
                                                                       =======              ======

The gross carrying amount of core deposit intangibles was $5,987,000 at both June 30, 2006 and 2005, while accumulated amortization totaled $5,059,000 and $4,423,000 at June 30, 2006 and 2005, respectively. Amortization is expected to total $636,000 in the year ending June 30, 2007, $241,000 in the year ending June 30, 2008, and $43,000 in the year ending June 30, 2009.


NOTE 11 - DEPOSITS

                                                                     June 30,
                                              --------------------------------------------------------
                                                     2006                             2005
                                              --------------------           -------------------------
                                                          Weighted                            Weighted
                                                          Average                             Average
                                                          Interest                            Interest
                                              Amount        Rate               Amount           Rate
                                              ------        ----               ------           ----
                                                              (Dollars In Thousands)
          Non-interest bearing demand     $   61,080            - %          $   56,142            - %
          Interest-bearing demand            122,129         1.56                99,308         0.78
          Savings and club                   377,431         1.15               450,211         1.12
          Certificates of deposit            883,098         3.83               923,116         2.81
                                          ----------                         ----------

                                          $1,443,738         2.78 %          $1,528,777         2.08 %
                                          ==========                         ==========

--------------------------------------------------------------------------------
                                      F-20

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - DEPOSITS (CONTINUED)

Certificates of deposit with balances of $100,000 or more at June 30, 2006 and 2005, totaled approximately $205,955,000 and $209,552,000, respectively. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

A summary of certificates of deposit by maturity follows:

                                                                          June 30,
                                                                 -----------------------------
                                                                   2006                2005
                                                                 --------            --------
                                                                        (In Thousands)
          One year or less                                       $658,218            $701,710
          After one to two years                                  179,609             148,557
          After two to three years                                 20,481              43,275
          After three to four years                                17,875               9,367
          After four to five years                                  6,826              20,019
          After five years                                             89                 188
                                                                 --------            --------

                                                                 $883,098            $923,116
                                                                 ========            ========

Interest expense on deposits consists of the following:

                                                          Years Ended June 30,
                                           --------------------------------------------------
                                             2006                  2005                2004
                                           -------               -------              -------
                                                             (In Thousands)
          Demand                           $   931               $   752              $   882
          Savings and clubs                  5,065                 5,422                5,508
          Certificates of deposits          29,073                20,358               21,692
                                           -------               -------              -------

                                           $35,069               $26,532              $28,082
                                           =======               =======              =======

--------------------------------------------------------------------------------
                                      F-21

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - ADVANCES FROM FHLB

Fixed rate advances from the Federal Home Loan Bank ("FHLB") of New York mature as follows:

                                                                     June 30,
                                              --------------------------------------------------------
                                                     2006                             2005
                                              --------------------           -------------------------
                                                          Weighted                            Weighted
                                                          Average                             Average
                                                          Interest                            Interest
                                              Amount        Rate               Amount           Rate
                                              ------        ----               ------           ----
                                                              (Dollars In Thousands)
          Twelve months ending June 30:
               2006                           $     -      -    %            $    582           6.03 %
               2007                             5,618      5.91 %               5,618           5.91 %
               2008                            37,487      5.41 %              37,487           5.41 %
               2009                             8,000      5.47 %               8,000           5.47 %
               2010                                 -         - %                   -              - %
               2011                            10,000      5.40 %              10,000           5.40 %
                                              -------                         -------

                                              $61,105      5.46 %             $61,687           5.47 %
                                              =======                         =======

At June 30, 2006, of the $55,487,000 in advances due after one year, $42,000,000 are callable, all of which are callable within one year.

FHLB advances at June 30, 2006 and 2005 are collateralized by the FHLB capital stock owned by the Bank, investment securities held to maturity and mortgage-backed securities held to maturity with fair values totaling approximately $97,249,000 and $106,716,000 and carrying values totaling approximately $103,748,000 and $100,806,000, respectively.


NOTE 13 - BENEFIT PLANS

Employee Stock Ownership Plan

     Effective upon completion of the Company's initial public offering in February 2005, the Bank established an Employee Stock Ownership Plan ("ESOP") for all eligible employees who complete a twelve-month period of employment with the Bank, have attained the age of 21 and complete at least 1,000 hours of service in a plan year. The ESOP used $17,457,000 in proceeds from a term loan obtained from the Company to purchase 1,745,700 shares of Company common stock. The term loan principal is payable over 144 equal installments through March 31, 2017. The interest rate on the term loan is 5.50%. Each year, the Bank intends to make discretionary contributions to the ESOP, which will be equal to principal and interest payments required on the term loan. The Bank may further pay down the loan with dividends paid, if any, on the Company common stock owned by the ESOP.

     Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants. Contributions to the ESOP and shares released from the suspense account are to be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.

--------------------------------------------------------------------------------
                                      F-22

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - BENEFIT PLANS

Employee Stock Ownership Plan (Continued)

     The ESOP is accounted for in accordance with Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans," which was issued by the American Institute of Certified Public Accountants. Accordingly, ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, 12,123 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $1,867,000 and $530,000 for the years ended June 30, 2006 and 2005, respectively.

     At June 30, 2006 and 2005, the ESOP shares were as follows:

                                                          June 30,
                                               -------------------------------
                                                    2006                2005
                                               -----------         -----------

          Allocated shares                         110,202                   -
          Shares committed to be released           83,766              48,492
          Unearned shares                        1,551,732           1,697,208
                                               -----------         -----------

                 Total ESOP Shares               1,745,700           1,745,700
                                               ===========         ===========

          Fair value of unearned shares        $22,965,634         $20,027,054
                                               ===========         ===========

Employee Stock Ownership Plan Benefit Equalization Plan ("BEP")

     The Bank has a non-qualified plan to compensate senior officers of the bank who participate in the Bank's ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code. The plan expense for the year ended June 30, 2006 was approximately $76,000. The liability totaled approximately $25,000 at June 30, 2006.

Thrift Plan

     The Bank sponsors the Employees' Savings and Profit Sharing Plan and Trust (the "Plan"), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees may elect to save up to 20% of their compensation. The Bank will contribute a matching contribution up to 3% of the employee annual compensation. The Plan expense amounted to approximately $330,000, $281,000, and $264,000, for the years ended June 30, 2006, 2005 and 2004, respectively.

Retirement Plan

     The Bank has a non-contributory multiple-employer pension plan covering all eligible employees. Significant actuarial assumptions include the projected unit credit cost valuation method and an annual investment rate of 7.75%, 8.25%, and 8.25%, for the years ended June 30, 2006, 2005 and 2004, respectively. At the date of latest plan review, the net assets available for plan benefits exceeded the actuarial present value of accumulated plan benefits. Data for the actuarial present value of accumulated vested and non-vested benefits is not determinable for this multiple-employer retirement plan. During the years ended June 30, 2006, 2005 and 2004, total pension plan expense and contributions to the plan were approximately $2,172,000, $2,538,000, and $1,193,000, respectively.

--------------------------------------------------------------------------------
                                      F-23

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - BENEFIT PLANS (CONTINUED)

Benefit Equalization Plan ("BEP")

     The Bank has an unfunded non-qualified plan to compensate senior officers of the Bank who participate in the Bank's qualified benefit plans for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the Internal Revenue Code. There were approximately $59,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2006, 2005 and 2004.

     The following table sets forth the BEP's funded status and components of net periodic pension cost:

                                                                   June 30,
                                                               2006        2005
                                                             -------     -------
                                                               (In Thousands)

Change in benefit obligation:
     Benefit obligation - beginning                          $ 1,949     $ 1,831
         Service cost                                             59          42
         Interest cost                                           176         135
         Actuarial loss                                          421           -
         Benefit payments                                        (59)        (59)
         Increase due to the decrease in the discount rate       342           -
                                                             -------     -------

     Benefit obligation - ending                             $ 2,888     $ 1,949
                                                             =======     =======

Change in plan assets:
     Fair value of assets - beginning                        $     -     $     -
         Settlements                                              59          59
         Contributions                                           (59)        (59)
                                                             -------     -------

     Fair value of assets - ending                           $     -     $     -
                                                             =======     =======

Reconciliation of funded status:
     Accumulated benefit obligation                          $(1,850)    $(1,209)
                                                             =======     =======

     Projected benefit obligation                            $(2,888)    $(1,949)
     Fair value of assets                                          -           -
                                                             -------     -------

     Funded status                                            (2,888)     (1,949)
     Unrecognized prior service cost                             (47)        (58)
     Unrecognized net actuarial loss                           1,493         913
                                                             -------     -------

     Accrued pension cost included in other liabilities      $(1,442)    $(1,094)
                                                             =======     =======

Value assumptions:
     Discount rate                                              6.25%       7.50%
     Salary increase rate                                       5.50%       5.50%

--------------------------------------------------------------------------------
                                      F-24

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - BENEFIT PLANS (CONTINUED)

Benefit Equalization Plan ("BEP") (Continued)

                                                         Years Ended June 30,
                                                         --------------------
                                                         2006    2005    2004
                                                         ----    ----    ----
                                                            (In Thousands)

   Net periodic pension expense:
        Service cost                                    $ 59     $ 42    $ 24
        Interest cost                                    176      135      98
        Amortization of unrecognized past service
        costs                                            (12)       8       8
        Amortization of unrecognized net actuarial loss  182      122      77
                                                        ----     ----    ----

                                                        $405     $307    $207
                                                        ====     ====    ====

   Valuation assumptions:
        Discount rate                                   6.25%    7.50%   7.50%
        Salary increase rate                            5.50%    5.50%   5.50%

     It is estimated that contributions of approximately $81,000 will be made during the year ending June 30, 2007.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                            2007                       $   81,000
                            2008                          105,000
                            2009                          117,000
                            2010                          123,000
                            2011-2015                     972,000

Postretirement Welfare Plan

     The Bank has a postretirement group term life insurance plan covering all eligible employees. The benefits are based on age and years of service. The plan is unfunded. During the years ended June 30, 2006, 2005 and 2004, contributions and benefits paid totaled $5,000, $7,000, and $6,000, respectively. The valuation measurement date has been changed from July 1 to April 1 effective April 1, 2006.

--------------------------------------------------------------------------------
                                      F-25

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - BENEFIT PLANS (CONTINUED)

Postretirement Welfare Plan (Continued)

     The following table sets forth the accrued accumulated postretirement benefit obligation and the net periodic postretirement benefit cost:

                                                                   June 30,
                                                             ------------------
                                                               2006      2005
                                                               ----      ----

                                                               (In Thousands)

          Change in benefit obligation:
               Benefit obligation - beginning                 $ 451     $ 409
                   Service cost                                  25        20
                   Interest cost                                 25        27
                   Actuarial (gain) loss                        (32)        2
                   Premiums/claims paid                          (5)       (7)
                                                              -----     -----

               Benefit obligation - ending                    $ 464     $ 451
                                                              =====     =====

          Change in plan assets:
               Fair value of assets - beginning               $   -     $   -
                   Premiums/claims paid                           5         7
                   Contributions                                 (5)       (7)
                                                              -----     -----

               Fair value of assets - ending                  $   -     $   -
                                                              =====     =====

          Reconciliation of funded status:
               Accumulated benefit obligation                 $(464)    $(451)
               Fair value of assets                               -         -
                                                              -----     -----

               Funded status                                   (464)     (451)
               Unrecognized net actuarial gain                  (38)       (7)
               Unrecognized prior service cost                   54        63
                                                              -----     -----

               Accrued postretirement benefit cost included
                   in other liabilities                       $(448)    $(395)
                                                              =====     =====

          Value assumptions:
               Discount rate                                   6.25%     5.63%
               Salary increase rate                            3.25%     3.00%


--------------------------------------------------------------------------------
                                      F-26

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - BENEFIT PLANS (CONTINUED)

Postretirement Welfare Plan (Continued)


                                                            Years Ended June 30,
                                                            --------------------
                                                            2006    2005   2004
                                                            ----    ----   ----
                                                              (In Thousands)

          Net periodic postretirement benefit cost:
               Service cost                                  $25     $20    $18
               Interest cost                                  25      27     22
               Amortization of unrecognized past service
                   liability                                  10      11      9
                                                             ---     ---    ---

                                                             $60     $58    $49
                                                             ===     ===    ===

          Valuation assumptions:
               Discount rate                                5.63%   6.63%  5.75%
               Salary increase rate                         3.00%   4.00%  3.25%

     It is estimated that contributions of approximately $8,000 will be made during the year ending June 30, 2007.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                            2007                       $    8,000
                            2008                           10,000
                            2009                           14,000
                            2010                           16,000
                            2011                           19,000
                            2012-2016                     109,000

Directors' Consultation and Retirement Plan ("DCRP")

     The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director. During each of the years ended June 30, 2006, 2005 and 2004, contributions and benefits paid totaled $89,000. The valuation measurement date has been changed from July 1 to April 1 effective April 1, 2006.

--------------------------------------------------------------------------------
                                      F-27

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - BENEFIT PLANS (CONTINUED)

Directors' Consultation and Retirement Plan ("DCRP") (Continued)

     The following table sets forth the DCRP's funded status and components of net periodic cost:

                                                                   June 30,
                                                            -------------------
                                                              2006        2005
                                                            -------     -------
                                                              (In Thousands)

          Change in benefit obligation:
               Projected benefit obligation - beginning     $ 2,149     $ 1,561
                   Service cost                                 128          86
                   Interest cost                                116          99
                   Actuarial (gain) loss                        (51)        157
                   Annuity payments                             (89)        (89)
                   Plan amendments                                -         335
                                                            -------     -------

               Projected benefit obligation - ending        $ 2,253     $ 2,149
                                                            =======     =======

          Change in plan assets:
               Fair value of assets - beginning             $     -     $     -
                   Settlements                                   89          89
                   Contributions                                (89)        (89)
                                                            -------     -------

               Fair value of assets - ending                $     -     $     -
                                                            =======     =======

          Reconciliation of funded status:
               Accumulated benefit obligation               $(1,965)    $(1,879)
                                                            =======     =======

               Projected benefit obligation                 $(2,253)    $(2,149)
               Fair value of assets                               -           -
                                                            -------     -------

               Funded status                                 (2,253)     (2,149)
               Unrecognized transition obligation               132         175
               Unrealized net actuarial loss                     98         150
               Unrecognized prior service cost                  583         643
                                                            -------     -------

               Accrued cost included in other liabilities   $(1,440)    $(1,181)
                                                            =======     =======

          Value assumptions:
               Discount rate                                   6.25%       5.63%
               Fee increase rate                               3.25%       3.00%


--------------------------------------------------------------------------------
                                      F-28

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - BENEFIT PLANS (CONTINUED)

Directors' Consultation and Retirement Plan ("DCRP") (Continued)


                                                          Years Ended June 30,
                                                          --------------------
                                                          2006     2005   2004
                                                          ----     ----   ----
                                                             (In Thousands)

          Net periodic plan cost:
               Service cost                               $128     $ 86   $ 78
               Interest cost                               116       99     83
               Amortization of unrecognized transition
                   obligation                               44       44     44
               Amortization of unrecognized past service
                   liability                                61       33     33
                                                          -----    ----   ----

                                                          $349     $262   $238
                                                          =====    ====   ====

          Valuation assumptions:
               Discount rate                              5.63%    6.63%  5.75%
               Fee increase rate                          3.00%    4.00%  3.25%

     It is estimated that contributions of approximately $172,000 will be made during the year ending June 30, 2007.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                            2007                      $   172,000
                            2008                          183,000
                            2009                          194,000
                            2010                          204,000
                            2011                          212,000
                            2012-2016                   1,071,000

--------------------------------------------------------------------------------
                                      F-29

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - BENEFIT PLANS (CONTINUED)

Stock Compensation Plans

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

     SFAS No. 123R also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense (which was $-0- for the twelve months ended June 30,
     2006). In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classified share-based compensation for employees within salaries and employee benefits to correspond with the same line item as the cash compensation paid to employees. The Company classified share-based compensation for non-employee directors within directors' compensation to correspond with the same line item as the cash compensation paid to non-employee directors.

     Employee options and non-employee director options generally vest over a five-year service period. Management recognizes compensation expense for all option grants over the awards' respective requisite service periods. Management estimated the fair values relating to all of fiscal 2006 option grants using the Black-Scholes option-pricing model. Since there is no historical information on the volatility of our stock, management based expectations about future volatility on the average volatilities of similar entities for an appropriate period following their initial public offering. Thus, calculations to determine the stock volatility of mutual holding companies converted since 1995, and a subset of the first group, all mutual holding companies that converted after 2000, were used to derive the one and three-year Beta for purposes of identifying a reasonable volatility factor. Management estimated the expected life of the options assuming that they must be no less than the vesting period, five years, and no greater than their contractual life, ten years, in conjunction with an evaluation of the grantees ages and lengths of service. The 10-year Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. Management recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards.

     Management used the following assumptions to estimate the fair values of options granted:

                                                                               Year Ended
                                                                                June 30,
                                                                                  2006
                                                                                  ----

    Weighted average risk-free interest rate                                       4.53%
    Expected dividend yield                                                        1.62%
    Weighted average volatility factor of the expected market price of the
         Company's common stock                                                   18.00%
    Weighted average expected life of the options                             6.50 years


--------------------------------------------------------------------------------
                                      F-30

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - BENEFIT PLANS (CONTINUED)

Stock Compensation Plans (Continued)

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

     During the year ended June 30, 2006, the Company recorded $3.2 million of share-based compensation expense, comprised of stock option expense of $1.2 million and restricted stock expense of $2.0 million.

     The following is a summary of the Company's stock option activity and related information for its option plans for the year ended June 30, 2006:

                                                                                 Weighted
                                                              Weighted            Average
                                                              Average            Remaining
                                                              Exercise          Contractual       Aggregate
                                                Options        Price               Term        Intrinsic Value
                                                -------        -----               ----        ---------------
                                                                   (In Thousands)

          Outstanding at June 30, 2005                 -          -
               Granted                             3,374        $12.34
               Exercised                               -          -
               Forfeited                               -          -
                                             ------------

          Outstanding at June 30, 2006             3,374        $12.34           9.4 years          $8,292
                                             ============

          Exercisable at June 30, 2006                 -          -                    N/A             N/A

     The weighted average fair value of stock options granted during the year ended June 30, 2006 was $2.95.

     The following is a summary of the status of the Company' non-vested options as of June 30, 2006 and changes during the year ended June 30, 2006:

                                                                                Weighted
                                                                              Average Grant
                                                                 Options      Date Fair Value
                                                                 -------      ---------------
                                                                     (In Thousands)

          Non-vested at June 30, 2005                                 -              $   -
               Granted                                            3,374               2.95
               Exercised                                              -                  -
               Forfeited                                              -                  -
                                                                  -----              -----

          Non-vested at June 30, 2006                             3,374              $2.95
                                                                  =====              =====

--------------------------------------------------------------------------------
                                      F-31

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - BENEFIT PLANS (CONTINUED)

Stock Compensation Plans (Continued)

     Expected future compensation expense relating to the 3.4 million non-vested options outstanding as of June 30, 2006 is $8.7 million over a weighted average period of 4.4 years.

     Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. In July 2006, the Company announced a stock repurchase plan to acquire up to 1,091,063 shares during the next twelve months for general corporate purposes.

     The following is a summary of the status of the Company's restricted shares as of 2006 and changes during the year ended June 30, 2006:

                                                                    Weighted
                                                   Restricted     Average Grant
                                                     Shares      Date Fair Value
                                                     ------      ---------------
                                                       (In Thousands)

          Non-vested at June 30, 2005                     -             $    -
               Granted                                1,338              12.34
               Exercised                                  -                  -
               Forfeited                                  -                  -
                                                      -----             ------

          Non-vested at June 30, 2006                 1,338             $12.34
                                                      =====             ======

     Expected future compensation expense relating to the 1.3 million restricted shares at June 30, 2006 is $14.5 million over a weighted average period of
     4.4 years.


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



NOTE 14 - STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL (CONTINUED)

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted total assets (as defined). The following tables present a reconciliation of capital per accounting principles generally accepted in the United States of America ("GAAP") and regulatory capital and information as to the Bank's capital levels at the dates presented:

                                                               June 30,
                                                         --------------------
                                                           2006       2005
                                                         --------    --------
                                                           (In Thousands)

   GAAP capital:
        Consolidated capital                             $490,886    $505,482
        Less:  Unconsolidated capital of the Company      (38,948)   (109,653)
                                                         --------    --------

        Bank capital                                      451,938     395,829

   Less:  Unrealized (gain) loss on securities                133      (5,485)
            Goodwill                                      (82,263)    (82,263)
            Intangible assets                                (928)     (1,564)
                                                         --------    --------

   Core and tangible capital                              368,880     306,517
   Add:  General valuation allowance                        5,451       5,416
            Unrealized gain on equity securities                -       3,467
                                                         --------    --------

          Total Regulatory Capital                       $374,331    $315,400
                                                         ========    ========

--------------------------------------------------------------------------------
                                      F-33

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL (CONTINUED)

                                                                                                        To be Well
                                                                                                    Capitalized under
                                                                         For Capital Adequacy       Prompt Corrective
                                                       Actual                    Purposes             Action Provisions
                                               ---------------------       --------------------      -------------------
                                               Amount          Ratio       Amount         Ratio      Amount        Ratio
                                               ------          -----       ------         -----      ------        -----
                                                                       (Dollars in Thousands)

As of June 30, 2006:
     Total capital (to risk-weighted
         assets)                              $374,331         48.90%   $=>61,235        =>8.00%  $=>76,544       =>10.00%
     Tier 1 capital (to risk-weighted
         assets)                               368,880         48.19     =>     -        =>   -    =>45,926       => 6.00
     Core (Tier 1) capital (to adjusted
         total assets                          368,880         19.41     =>57,001        =>3.00    =>95,002       => 5.00
     Tangible capital (to adjusted total
         assets)                               368,880         19.41     =>28,501        =>1.50    =>     -       =>    -

As of June 30, 2005:
     Total capital (to risk-weighted
         assets)                              $315,400         45.19%   $=>55,833        =>8.00%  $=>69,791       =>10.00%
     Tier 1 capital (to risk-weighted
         assets)                               306,517         43.92     =>     -        =>   -    =>41,875       => 6.00
     Core (Tier 1) capital (to adjusted
         total assets                          306,517         15.94     =>57,672        =>3.00    =>96,119       => 5.00
     Tangible capital (to adjusted total
         assets)                               306,517         15.94     =>28,836        =>1.50    =>     -      =>     -

On February 6, 2006, the most recent notification from the OTS, the Bank was categorized as well capitalized as of December 31, 2005, under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank's category.


NOTE 15 - INCOME TAXES

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code (the "IRC"). Retained earnings at June 30, 2006, includes approximately $30.5 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided. If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.

--------------------------------------------------------------------------------
                                      F-34

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 - INCOME TAXES (CONTINUED)

The components of income taxes are as follows:

                                                                                         Years Ended June 30,
                                                                           -------------------------------------------------
                                                                            2006                  2005                 2004
                                                                           ------                ------               ------
                                                                                             (In Thousands)

          Current tax expense:
               Federal income                                              $1,312                $6,125               $3,600
               State income                                                   974                 1,226                1,589
                                                                           ------                ------               ------

                                                                            2,286                 7,351                5,189
                                                                           ------                ------               ------

          Deferred tax (benefit):
               Federal income                                                  (7)                  325                  470
               State income                                                    (2)                   18                   86
                                                                           ------                ------               ------

                                                                               (9)                  343                  556
                                                                           ------                ------               ------

                                                                           $2,277                $7,694               $5,745
                                                                           ======                ======               ======

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate of 35% to income before income taxes:

                                                                                         Years Ended June 30,
                                                                           -------------------------------------------------
                                                                            2006                  2005                 2004
                                                                           ------                ------               ------
                                                                                             (In Thousands)

          Federal income tax expense                                       $4,160                $9,307               $6,525
          Increases (reductions) in income taxes resulting from:
                 Tax exempt interest                                       (2,392)               (2,223)              (1,780)
                 New Jersey state tax, net of federal income
                     tax effect                                               632                   809                1,106
                 Nondeductible merger expenses                                  -                     -                  207
                 Other items, net                                            (123)                 (199)                (313)
                                                                           ------                ------               ------

          Total income tax expense                                         $2,277                $7,694               $5,745
                                                                           ======                ======               ======

          Effective income tax rate                                        19.16%                 28.93%               30.82%
                                                                           =====                  =====                =====

The effective income tax rate represents total income tax expense divided by income before income taxes.

--------------------------------------------------------------------------------
                                      F-35

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 - INCOME TAXES (CONTINUED)

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

                                                                               June 30,
                                                                       --------------------------
                                                                        2006                2005
                                                                       ------              ------
                                                                             (In Thousands)
          Deferred income tax assets:
               Allowance for loan losses                               $2,227              $2,212
               Goodwill                                                     -                 453
               Benefit plans                                            1,449               1,184
               Compensation                                             1,355                 167
               Other                                                       71                  61
                                                                       ------              ------

                                                                        5,102               4,077
                                                                       ------              ------

          Deferred income tax liabilities:
               Unrealized gain on securities available for sale            71               2,953
               Depreciation                                             1,164                 541
               Goodwill                                                   392                   -
               Other                                                       90                  89
                                                                       ------              ------

                                                                        1,717               3,583
                                                                       ------              ------

          Net deferred income tax assets                               $3,385              $  494
                                                                       ======              ======

NOTE 16 - COMMITMENTS

The Bank has non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2006:

                   Year Ended June 30:
                        2007                                       $  271,000
                        2008                                          240,000
                        2009                                          203,000
                        2010                                          188,000
                        2011                                          185,000
                        Thereafter                                    641,000
                                                                   ----------

                          Total Minimum Payments Required          $1,728,000
                                                                   ==========

--------------------------------------------------------------------------------
                                      F-36

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - COMMITMENTS (CONTINUED)

The following schedule shows the composition of total rental expense for all operating leases:

                                                     June 30,
                                       ------------------------------------
                                         2006          2005          2004
                                       --------      --------      --------
                                                  (In Thousands)

          Minimum rentals              $353,000      $372,000      $371,000
          Rental income                 (40,000)      (45,000)      (28,000)
                                       --------      --------      --------

                                       $313,000      $327,000      $343,000
                                       ========      ========      ========

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

The outstanding loan commitments are as follows:

                                                               June 30,
                                                           ------------------
                                                             2006       2005
                                                           -------    -------
                                                            (In Thousands)

          Mortgage loans                                   $37,698    $30,594
          Home equity loans                                  2,819      3,089
          Construction loans                                 3,907      2,300
          Construction loans in process                     11,368      6,489
          Undisbursed funds from approved lines of credit   25,556     27,707
                                                           -------    -------

                                                           $81,348    $70,179
                                                           =======    =======

At June 30, 2006, the outstanding mortgage loan commitments include $32,052,000 for fixed rate loans with interest rates ranging from 4.625% to 6.80% and $5,646,000 for adjustable rate loans with initial rates ranging from 4.125% to 6.60%. Home equity loan commitments include $2,369,000 for fixed rate loans with interest rates ranging from 5.625% to 6.50% and $450,000 for adjustable rate loans with an initial rate of 7.00%. Construction loan commitments are for loans with interest rates 1.00% above the prime rate published in the Wall Street Journal. Undisbursed funds from approved lines of credit are adjustable rate loans with interest rates ranging from 1.00% below to 2.00% above the prime rate published in the Wall Street Journal.

At June 30, 2005, the outstanding mortgage loan commitments include $23,673,000 for fixed rate loans with interest rates ranging from 4.50% to 6.75% and $6,921,000 for adjustable rate loans with an initial rates ranging from 4.00% to 6.13%. Home equity loan commitments include $2,979,000 of fixed rate loans with interest rates ranging from 4.38% to 7.00% and $110,000 for adjustable rate loans with an initial rate of 5.50%. Construction loan commitments are for loans with interest rates ranging from 1.00% to 1.50% above the prime rate published in the Wall Street Journal. Undisbursed funds from approved lines of credit are adjustable rate loans with interest rates ranging from 1.00% below to 2.00% above the prime rate published in the Wall Street Journal.

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

The Bank has established an overnight line of credit and companion (DRA) commitment, each in the amount of $100,000,000, with the Federal Home Loan Bank of New York, which expire on July 31, 2006. As of June 30, 2006, no funds were drawn against these credit lines.

At June 30, 2006, the Bank has commitments for building improvements in the amount of $281,000. In addition, the Bank also has, in the normal course of business, commitments for servicers and supplies. Management does not anticipate losses on any of these transactions.

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


NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents, Interest Receivable and Interest Payable

     The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities Available for Sale, Securities Held to Maturity and Mortgage-Backed Securities Held to Maturity

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

     The carrying amounts and estimated fair values of financial instruments are as follows:

                                                                                  June 30,
                                                      -------------------------------------------------------------
                                                                2006                               2005
                                                      ----------------------------       --------------------------
                                                                       Estimated                          Estimated
                                                      Carrying           Fair            Carrying            Fair
                                                       Amount            Value            Amount             Value
                                                       ------            -----            ------             -----
                                                                         (In Thousands)
Financial assets:
     Cash and cash equivalents                     $   230,279      $   230,279       $   139,865       $   139,865
     Securities available for sale                      18,346           18,346            33,591            33,591
     Securities held to maturity                       209,048          204,447           470,098           469,221
     Loans receivable                                  703,613          664,672           558,018           550,655
     Mortgage-backed securities held to maturity       689,962          670,329           758,121           762,730
     Interest receivable                                 8,836            8,836            10,430            10,430

Financial liabilities:
     Deposits (A)                                    1,443,738        1,439,141         1,528,777         1,528,203
     Advances from FHLB                                 61,105           61,073            61,687            63,814
     Interest payable on advances                          445              445               392               392

(A) Includes accrued interest payable on deposits

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



NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Limitations (Continued)

     The fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment, and advances from borrowers for taxes and insurance. In addition, the ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

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


NOTE 18 - PARENT ONLY FINANCIAL INFORMATION

Kearny Financial Corp. operates its wholly owned subsidiaries, Kearny Financial Securities, Inc. and Kearny Federal Savings Bank and its wholly-owned subsidiaries. The consolidated earnings of the subsidiaries are recognized by the Company using equity method of accounting. Accordingly, the consolidated earnings of the subsidiaries are recorded as increase in the Company's investment in the subsidiaries. The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as June 30, 2006 and 2005, and for each of the years in the three-year period ended June 30, 2006.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION


                                                                             June 30,
                                                                       ------------------
                                                                         2006       2005
                                                                       --------   -------
                                                                          (In Thousands)

                                            ASSETS
          Cash and amounts due from depository institutions            $ 22,535   $ 92,305
          ESOP loan receivable                                           15,796     17,198
          Accrued interest receivable                                        72         79
          Investment in subsidiaries                                    451,945    395,831
          Due from subsidiaries                                           2,241          -
          Other assets                                                      225        241
                                                                       --------   --------

                                                                       $492,814   $505,654
                                                                       ========   ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
          Due to subsidiaries                                          $      -   $    105
          Other liabilities                                               1,928         67
          Stockholders' equity                                          490,886    505,482
                                                                       --------   --------

                                                                       $492,814   $505,654
                                                                       ========   ========

--------------------------------------------------------------------------------

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 18 - PARENT ONLY FINANCIAL INFORMATION (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME

                                                                                      Years Ended June 30,
                                                                              ----------------------------------------------
                                                                                2006               2005                2004
                                                                              -------            -------             -------
                                                                                         (In Thousands)

          Net interest income                                                 $ 2,702            $ 1,723             $   110
          Gain on sale of securities available for sale                             -                 71                   -
          Loss on sale of real estate owned                                       (35)                 -                   -
          Equity in undistributed earnings of subsidiaries                      8,639             17,988              13,442
                                                                              -------            -------             -------

                                                                               11,306             19,782              13,552
                                                                              -------            -------             -------

          Directors' compensation                                                 188                125                  67
          Merger expense                                                            -                  -                 592
          Other expenses                                                          844                126                   -
                                                                              -------            -------             -------

                                                                                1,032                251                 659
                                                                              -------            -------             -------

                 Income before Income Taxes                                    10,274             19,531              12,893

          Income tax expense (benefit)                                            666                633                  (4)
                                                                              -------            -------             -------

                 Net income                                                   $ 9,608            $18,898             $12,897
                                                                              =======            =======             =======

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended June 30,
                                                                              ----------------------------------------------
                                                                                2006               2005                2004
                                                                              -------            -------             -------
                                                                                         (In Thousands)

          CASH FLOWS FROM OPERATING ACTIVITIES
               Net income                                                     $ 9,608            $18,898             $12,897
               Adjustments to reconcile net income to net
                   cash provided by (used in) operating
                   activities:
                   Equity in undistributed earnings of the
                        subsidiaries                                           (8,639)           (17,988)            (13,442)
                   Amortization of premiums                                         -                  -                   2
                   Realized gain on sale of securities
                        available for sale                                          -                (71)                  -
                   Realized loss on sale of real estate owned                      35                  -                   -
                   (Increase) decrease in accrued interest
                        receivable                                                  7                (76)                  -
                   (Increase) in intercompany accounts                             (9)                 -                   -
                   (Increase) decrease in other assets                            (84)                63                 394
                   Increase (decrease) in other liabilities                       919               (932)                 16
                                                                              -------            -------             -------

                 Net Cash Provided by (Used in) Operating
                     Activities                                                 1,837               (106)               (133)
                                                                              -------            -------             -------

--------------------------------------------------------------------------------
                                      F-41

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 18 - PARENT ONLY FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                      Years Ended June 30,
                                                                              ----------------------------------------------
                                                                                2006               2005                2004
                                                                              -------            -------             -------
                                                                                         (In Thousands)
          CASH FLOWS FROM INVESTING ACTIVITIES
               Proceeds from sale of securities available
                   for sale                                                  $      -          $   1,115            $      -
               Proceeds from sale of real estate owned                             65                  -                   -
               Loan to ESOP                                                         -            (17,457)                  -
               Repayment of loan to ESOP                                        1,402                259                   -
               Cash dividends paid on unallocated ESOP
                   shares used to repay loan receivable from
                   Bank                                                          (326)                 -                   -
               Capital contributions to subsidiaries                          (50,015)          (107,307)                  -
                                                                             --------          ---------            --------

                 Net Cash Used in Investing Activities                        (48,874)          (123,390)                  -
                                                                             --------          ---------            --------

          CASH FLOWS FROM FINANCING ACTIVITIES
               Proceeds from issuance of common stock of
                   Kearny Financial Corp.                                           -            214,567                   -
               Refund of common stock offering expense                              3                  -                   -
               Purchase of common stock of Kearny
                   Financial Corp. for treasury                                (2,268)                 -                   -
               Purchase of common stock of Kearny
                   Financial Corp. for restricted stock plan                  (16,673)                 -                   -
               Dividends paid to minority stockholders of
                   Kearny Financial Corp.                                      (3,795)                 -                   -
                                                                             --------          ---------            --------

                 Net Cash Provided by (Used in) Financing
                     Activities                                               (22,733)           214,567                   -
                                                                             --------          ---------            --------

                 Net Increase (Decrease) in Cash and Cash
                     Equivalents                                              (69,770)            91,071                (133)

          CASH AND CASH EQUIVALENTS - BEGINNING                                92,305              1,234               1,367
                                                                             --------          ---------            --------

          CASH AND CASH EQUIVALENTS - ENDING                                 $ 22,535          $  92,305            $  1,234
                                                                             ========          =========            ========

          SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
               Cash dividend declared                                        $    942          $       -            $      -
                                                                             ========          =========            ========

               Minority interest in consolidated subsidiaries                $      -          $       -            $ 17,336
                                                                             ========          =========            ========

               Goodwill - West Essex acquisition                             $      -          $       -            $ 50,517
                                                                             ========          =========            ========

               Deposit for acquisition of West Essex                         $      -          $       -            $(67,853)
                                                                             ========          =========            ========

--------------------------------------------------------------------------------
                                      F-42

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 19 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                                        Year Ended June 30, 2006
                                                                              ------------------------------------------------------
                                                                               Income            Shares             Per Share
                                                                             (Numerator)      (Denominator)          Amount
                                                                             -----------      -------------          ------
                                                                              (In Thousands, Except Per Share Data)

          Net income                                                           $9,608
                                                                               ======

          Basic earnings per share, income available to common
               stockholders                                                    $9,608             70,904              $0.14
                                                                                                                      =====

          Effect of dilutive securities:
               Stock options                                                        -                142
               Restricted stock awards                                              -                 54
                                                                               ------             ------

                                                                               $9,608             71,100              $0.14
                                                                               ======             ======              =====

                                                                                        Year Ended June 30, 2005
                                                                              ------------------------------------------------------
          Net income                                                          $18,898
                                                                              =======

          Basic earnings per share, income available to common
               stockholders                                                   $18,898             57,963              $0.33
                                                                                                                      =====

          Effect of dilutive securities:
               Stock options                                                        -                  -
               Restricted stock awards                                              -                  -
                                                                              -------             ------

                                                                              $18,898             57,963              $0.33
                                                                              =======             ======              =====

                                                                                        Year Ended June 30, 2004
                                                                              ------------------------------------------------------

          Net income                                                          $12,897
                                                                              =======

          Basic earnings per share, income available to common
               stockholders                                                   $12,897             50,916              $0.25
                                                                                                                      =====

          Effect of dilutive securities:
               Stock options                                                        -                  -
               Restricted stock awards                                              -                  -
                                                                              -------             ------

                                                                              $12,897             50,916              $0.25
                                                                              =======             ======              =====

--------------------------------------------------------------------------------
                                      F-43

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 20 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2006 and 2005:

                                                          Year Ended June 30, 2006
                                                  ----------------------------------------
                                                   First     Second      Third     Fourth
                                                  Quarter    Quarter    Quarter    Quarter
                                                  -------    -------    -------    -------
                                                   (In Thousands, Except Per Share Data)

Interest income                                  $ 21,971   $ 21,995   $ 22,456   $ 22,901
Interest expense                                    9,158      9,507      9,764     10,216
                                                 --------   --------   --------   --------

       Net Interest Income                         12,813     12,488     12,692     12,685

Provision for loan losses                              75         64        106       (173)
                                                 --------   --------   --------   --------

       Net Interest Income after Provision for
           Loan Losses                             12,738     12,424     12,586     12,858

Noninterest income                                    593        617      1,529        586
Noninterest expenses                                9,378     10,138     11,419     11,111
                                                 --------   --------   --------   --------

       Income before Income Taxes                   3,953      2,903      2,696      2,333

Income taxes                                          989        577        250        461
                                                 --------   --------   --------   --------

       Net Income                                $  2,964   $  2,326   $  2,446   $  1,872
                                                 ========   ========   ========   ========

Net income per common share:
     Basic                                       $   0.04   $   0.03   $   0.03   $   0.03
                                                 ========   ========   ========   ========

     Diluted                                     $   0.04   $   0.03   $   0.03   $   0.03
                                                 ========   ========   ========   ========

     Dividends declared per common share         $   0.09   $   0.05   $   0.05   $   0.05
                                                 ========   ========   ========   ========

--------------------------------------------------------------------------------
                                      F-44

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 20 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                          Year Ended June 30, 2005
                                                  ----------------------------------------
                                                   First     Second      Third     Fourth
                                                  Quarter    Quarter    Quarter    Quarter
                                                  -------    -------    -------    -------
                                                   (In Thousands, Except Per Share Data)


Interest income                                  $ 19,907   $ 19,832    $ 21,078    $ 21,624
Interest expense                                    7,103      7,174       7,764       8,381
                                                 --------   --------    --------    --------

       Net Interest Income                         12,804     12,658      13,314      13,243

Provision for loan losses                             151        (34)       (110)         61
                                                 --------   --------    --------    --------

       Net Interest Income after Provision for
           Loan Losses                             12,653     12,692      13,424      13,182

Noninterest income                                    494        410         492       8,107
Noninterest expenses                                7,789      8,767       8,811       9,495
                                                 --------   --------    --------    --------

       Income before Income Taxes                   5,358      4,335       5,105      11,794

Income taxes                                        1,562      1,143       1,279       3,710
                                                 --------   --------    --------    --------

       Net Income                                $  3,796   $  3,192    $  3,826    $  8,084
                                                 ========   ========    ========    ========

Net income per common share:
     Basic                                       $   0.07   $   0.06    $   0.06    $   0.11
                                                 ========   ========    ========    ========

     Diluted                                     $   0.07   $   0.06    $   0.06    $   0.11
                                                 ========   ========    ========    ========

--------------------------------------------------------------------------------
                                      F-45

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KEARNY FINANCIAL CORP.


Dated: September 5, 2006              By:  /s/John N. Hopkins
                                           -------------------------------------
                                           John N. Hopkins
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on September 5, 2006 on behalf of the Registrant and in the capacities indicated.

By:      /s/John N. Hopkins                                   By:      /s/Albert E. Gossweiler
         --------------------------------------------                  --------------------------------------------
         John N. Hopkins                                               Albert E. Gossweiler
         President and Chief Executive Officer                         Senior Vice President and Chief
         (Principal Executive Officer)                                 Financial Officer
                                                                       (Principal Financial Officer)


By:      /s/William C. Ledgerwood                             By:      /s/Theodore J. Aanensen
         --------------------------------------------                  --------------------------------------------
         William C. Ledgerwood                                         Theodore J. Aanensen
         Senior Vice President and Treasurer,                          Director
           Chief Accounting Officer
         (Principal Accounting Officer)


By:      /s/John J. Mazur, Jr.                                By:      /s/Joseph P. Mazza
         --------------------------------------------                  --------------------------------------------
         John J. Mazur Jr.                                             Joseph P. Mazza
         Chairman                                                      Director


By:      /s/Matthew T. McClane                                By:      /s/John F. McGovern
         --------------------------------------------                  --------------------------------------------
         Matthew T. McClane                                            John F. McGovern
         Director                                                      Director


By:      /s/Leopold W. Montanaro                              By:      /s/John F. Regan
         --------------------------------------------                  --------------------------------------------
         Leopold W. Montanaro                                          John F. Regan
         Director                                                      Director


By:      /s/Henry S. Parow
         --------------------------------------------
         Henry S. Parow
         Director