Form 10-Q
period 2006-09-30
Kearny Financial Corp.
filed 2006-11-09
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
---------    EXCHANGE ACT OF 1934

    For the quarterly period ended                 September 30, 2006
                                         ---------------------------------------

                                       OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934

   For the transition period from                      to
                                  --------------------    ----------------------


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
  Large accelerated filer      Accelerated filer  X    Non-accelerated filer
                          ---                    ---                        ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                ---     ---
      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 2, 2006.

          $0.10 par value common stock - 72,284,200 shares outstanding

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition
               at September 30, 2006 and June 30, 2006 (Unaudited)                       1

               Consolidated Statements of Income for the Three Months
               Ended September 30, 2006 and 2005 (Unaudited)                           2-3

               Consolidated Statements of Comprehensive Income for the Three
               Months Ended September 30, 2006 and 2005 (Unaudited)                      4

               Consolidated Statements of Cash Flows for the Three Months
               Ended September 30, 2006 and 2005 (Unaudited)                           5-6

               Notes to Consolidated Financial Statements                             7-12

      Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                         13-21

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk             22-23

      Item 4:  Controls and Procedures                                                  24


PART II - OTHER INFORMATION                                                          25-26


SIGNATURES                                                                              27


                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                  (In Thousands, Except Share Data, Unaudited)

                                                                       September 30,   June 30,
                                                                           2006          2006
                                                                        ---------    -----------
Assets
------

Cash and amounts due from depository institutions                     $    19,987    $    22,563
Interest-bearing deposits in other banks                                  209,768        207,716
                                                                      -----------    -----------
        Cash and Cash Equivalents                                         229,755        230,279

Securities available for sale (amortized cost $18,643 and $18,550)         18,509         18,346
Securities held to maturity (estimated fair value $207,713
  and $204,447)                                                           206,732        209,048
Loans receivable, including net deferred loan costs of $991
  and $1,087                                                              748,945        709,064
  Less allowance for loan losses                                           (5,609)        (5,451)
                                                                      -----------    -----------
  Net Loans Receivable                                                    743,336        703,613
                                                                      -----------    -----------
Mortgage-backed securities held to maturity (estimated fair value
  $663,849 and $670,329)                                                  673,219        689,962
Premises and equipment                                                     35,729         35,941
Federal Home Loan Bank of New York ("FHLB") stock                           5,400          5,406
Interest receivable                                                         8,709          8,836
Goodwill                                                                   82,263         82,263
Bank owned life insurance                                                  14,759         14,628
Other assets                                                                9,286          9,203
                                                                      -----------    -----------

        Total Assets                                                  $ 2,027,697    $ 2,007,525
                                                                      ===========    ===========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits:
  Non-interest bearing                                                $    58,518    $    61,080
  Interest-bearing                                                      1,407,771      1,382,658
                                                                      -----------    -----------
        Total Deposits                                                  1,466,289      1,443,738

Advances from FHLB                                                         60,954         61,105
Advance payments by borrowers for taxes                                     4,964          5,232
Other liabilities                                                           7,733          6,564
                                                                      -----------    -----------

        Total Liabilities                                               1,539,940      1,516,639
                                                                      -----------    -----------

Stockholders' Equity
--------------------

Preferred stock $0.10 par value, 25,000,000 shares authorized; none
  issued and outstanding                                                        -              -
Common stock $0.10 par value, 75,000,000 shares authorized;
  72,737,500 issued and 72,454,700 outstanding and
  72,737,500 issued and outstanding                                         7,274          7,274
Paid-in capital                                                           193,241        192,534
Retained earnings                                                         306,734        306,728
Unearned Employee Stock Ownership Plan shares; 1,515,365 shares
  and  1,551,733 shares                                                   (15,154)       (15,517)
Treasury stock, at cost; 282,800 shares and 0 shares                       (4,251)          --
Accumulated other comprehensive (loss)                                        (87)          (133)
                                                                      -----------    -----------
        Total Stockholders' Equity                                        487,757        409,886

                                                                      -----------    -----------

        Total Liabilities and Stockholders' Equity                    $ 2,027,697    $ 2,007,525
                                                                      ===========    ===========

See notes to consolidated financial statements

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                (In Thousands, Except Per Share Data, Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                                -------------------------
                                                  2006              2005
                                                -------           -------
Interest Income:
    Loans                                       $10,311           $ 8,121
    Mortgage-backed securities                    8,021             8,568
    Securities:
      Taxable                                       400             2,438
      Tax-exempt                                  1,885             1,925
    Other interest-earning assets                 2,667               919
                                                -------           -------

        Total Interest Income                    23,284            21,971
                                                -------           -------

Interest Expense:
    Deposits                                     10,745             8,287
    Borrowings                                      851               871
                                                -------           -------

        Total Interest Expense                   11,596             9,158
                                                -------           -------

Net Interest Income                              11,688            12,813

Provision for Loan Losses                           158                75
                                                -------           -------

Net Interest Income after Provision
  for Loan Losses                                11,530            12,738
                                                -------           -------

Non-Interest Income:
    Fees and service charges                        228               277
    Gain on sale of securities                     --                  86
    Miscellaneous                                   340               230
                                                -------           -------

        Total Non-Interest Income                   568               593
                                                -------           -------

Non-interest expenses:
    Salaries and employee benefits                6,814             5,603
    Net occupancy expense of
      premises                                      858               896
    Equipment                                     1,076             1,052
    Advertising                                     393               325
    Federal insurance premium                       142               134
    Amortization of intangible assets               159               159
    Directors' compensation                         657               230
    Miscellaneous                                   997               979
                                                -------           -------

        Total Non-Interest Expenses              11,096             9,378
                                                -------           -------

Income before Income Taxes                        1,002             3,953
Income Taxes                                         76               989
                                                -------           -------

Net Income                                      $   926           $ 2,964
                                                =======           =======

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                  ---------------------------------------------
                (In Thousands, Except Per Share Data, Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                            -----------------------------------
                                                 2006                2005
                                            ---------------     ---------------

Net Income per Common Share:
    Basic                                      $   0.01            $   0.04
    Diluted                                        0.01                0.04

Weighted Average Number of
  Common Shares Outstanding:
    Basic                                        69,751              71,053
    Diluted                                      70,465              71,053

Dividends Declared Per Common
   Share                                       $   0.05            $   0.09



See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                            (In Thousands, Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                          ------------------
                                                            2006       2005
                                                          -------    -------

Net Income                                                $   926    $ 2,964
                                                          -------    -------

Other comprehensive income (loss), net of income taxes:
    Gross realized holdings (gain) on
      securities available for sale                             -        (86)
    Income tax expense                                          -         30
    Gross unrealized holdings gain
      (loss) on securities available
      for sale                                                 70     (1,261)
    Deferred income tax benefit
      (expense)                                               (24)       441
                                                          -------    -------

Other Comprehensive Income
  (Loss)                                                       46       (876)
                                                          -------    -------

Comprehensive Income                                      $   972    $ 2,088
                                                          =======    =======


See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (In Thousands, Unaudited)

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                   --------------------
                                                                                     2006        2005
                                                                                   --------    --------
Cash Flows from Operating Activities:
    Net income                                                                     $    926    $  2,964
    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:
        Depreciation and amortization of premises and equipment                         489         452
        Net amortization of premiums, discounts and loan fees and costs                 243         202
        Deferred income taxes                                                          (151)       (214)
        Amortization of intangible assets                                               159         159
        Provision for loan losses                                                       158          75
        Realized gains on sale of securities available for sale                           -         (86)
        (Increase) in cash surrender value of bank owned life insurance                (131)        (73)
        ESOP, stock option plan and restricted stock plan expenses                    1,859         437
        Realized loss on sale of real estate owned                                        -          35
        Decrease in interest receivable                                                 127         813
       (Increase) in other assets                                                      (116)     (1,239)
        Increase (decrease) in interest payable                                          (1)         12
        Increase (decrease) in other liabilities                                      1,180         (87)
                                                                                   --------    --------

            Net Cash Provided by Operating Activities                                 4,742       3,450
                                                                                   --------    --------
Cash Flows from Investing Activities:
    Purchases of securities available for sale                                          (92)        (67)
    Proceeds from sale of securities available for sale                                   -       6,864
    Purchases of securities held to maturity                                              -      (4,000)
    Proceeds from calls and maturities of securities held to maturity                 1,305       9,204
    Proceeds from repayments of securities held to maturity                           1,011       1,348
    Purchase of loans                                                               (13,528)     (3,187)
    Net (increase) in loans receivable                                              (26,414)    (36,326)
    Proceeds from sale of real estate owned                                               -          65
    Purchases of mortgage-backed securities held to maturity                        (19,419)    (41,900)
    Principal repayments on mortgage-backed securities held to maturity              35,979      53,576
    Additions to premises and equipment                                                (277)       (954)
    Redemption of FHLB stock                                                              7           -
    Purchase of bank owned life insurance                                                 -      (9,625)
                                                                                   --------    --------

            Net Cash (Used in) Investing Activities                                $(21,428)   $(25,002)
                                                                                   --------    --------

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                -------------------------------------------------
                            (In Thousands, Unaudited)

                                                                         Three Months Ended
                                                                            September 30,
                                                                        ----------------------
                                                                           2006         2005
                                                                        ---------    ---------
Cash Flows from Financing Activities:
    Net increase (decrease) in deposits                                 $  22,555    $ (32,047)
    Repayment of FHLB advances                                               (151)        (143)
    Increase (decrease) in advance payments by borrowers for taxes           (268)          35
    Refund of common stock offering expense                                     -            3
    Return of dividends paid in prior periods                                   8            -
    Dividends paid to minority stockholders of Kearny Financial Corp.        (942)        (873)
    Purchase of common stock of Kearny Financial Corp. for treasury        (4,251)           -
    Purchase of common stock of Kearny Financial Corp. for restricted
     stock plan                                                              (789)           -
                                                                        ---------    ---------

            Net Cash Provided by (Used in) Financing Activities         $  16,162    $ (33,025)
                                                                        ---------    ---------

            Net (Decrease) in Cash and Cash Equivalents                 $    (524)   $ (54,577)

Cash and Cash Equivalents - Beginning                                     230,279      139,865
                                                                        ---------    ---------

Cash and Cash Equivalents - Ending                                      $ 229,755    $  85,288
                                                                        =========    =========

Supplemental Disclosures of Cash Flows Information:
    Cash paid during the year for:
        Income taxes, net of refunds                                    $     500    $   4,076
                                                                        =========    =========

        Interest                                                        $  11,597    $   9,146
                                                                        =========    =========

Supplemental Disclosure of Non-Cash Transactions:
    Cash dividend declared                                              $     928    $   1,004
                                                                        =========    =========

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  PRINCIPLES OF CONSOLIDATION
-------------------------------

The consolidated financial statements include the accounts of Kearny Financial Corp. (the "Company"), its wholly-owned subsidiaries, Kearny Federal Savings
Bank  (the  "Bank")  and  Kearny  Financial  Securities,  Inc.,  and the  Bank's
wholly-owned subsidiaries, KFS Financial Services, Inc. and Kearny Federal Investment Corp. The Company conducts its business principally through the Bank. Management prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, including the elimination of all significant inter-company accounts and transactions during consolidation.

2.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share computations:

                                               Three Months Ended
                                               September 30, 2006
                                  -----------------------------------------
                                        Income        Shares       Per Share
                                     (Numerator)  (Denominator)     Amount
                                     -----------  -------------     ------
                                     (In Thousands, Except Per Share Data)

Net income                                $926
                                      ========
Basic earnings per share,
     income available to
     common stockholders                  $926        69,751         $0.01
                                                                  ========
Effect of dilutive securities:
     Stock options                           -           514
     Restricted stock awards                 -           200
                                      --------      --------

                                          $926        70,465         $0.01
                                      ========      ========      ========

                                               Three Months Ended
                                               September 30, 2005
                                  -----------------------------------------
                                        Income        Shares       Per Share
                                     (Numerator)  (Denominator)     Amount
                                     -----------  -------------     ------
                                     (In Thousands, Except Per Share Data)

Net income                              $2,964
                                      ========
Basic earnings per share,
     income available to
     common stockholders                $2,964        71,053         $0.04
                                                                  ========
Effect of dilutive securities:
     Stock options                           -             -
     Restricted stock awards                 -             -
                                      --------      --------

                                        $2,964        71,053         $0.04
                                      ========      ========      ========

4.  DIVIDEND WAIVER
-------------------

During the quarter ended September 30, 2006, the federally chartered mutual holding company of the Company ("Kearny MHC"), waived its right, upon non-objection from the Office of Thrift Supervision, to receive cash dividends of approximately $2,546,000 declared during the quarter, on the shares of Company common stock it owns.

5.  STOCK COMPENSATION PLANS
----------------------------

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

SFAS No. 123R also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense (which was $0 for the three months ended September 30, 2006). In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classified share-based compensation for employees within salaries and employee benefits to correspond with the same line item as the cash compensation paid to employees. The Company classified share-based compensation for non-employee directors within directors' compensation to correspond with the same line item as the cash compensation paid to non-employee directors.

Employee options and non-employee director options generally vest over a five-year service period. Management recognizes compensation expense for all option grants over the awards' respective requisite service periods. Management estimated the fair values relating to all of the fiscal 2006 option grants using the Black-Sholes option-pricing model. Since there is no historical information on the volatility of the Company's stock, management based expectations about future volatility on the average volatilities of similar entities for an appropriate period following their initial public offering. Thus, calculations to determine the stock volatility of mutual holding companies converted since 1995, and a subset of the first group, all mutual holding companies that converted after 2000, were used to derive the one and three-year Beta for purposes of identifying a reasonable volatility factor. Management estimated the expected life of the options assuming that they must be no less than the vesting period, five years, and no greater than their contractual life, ten years, in conjunction with an evaluation of the grantees' ages and lengths of service. The 10-year Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. Management recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards.

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

During the three months ended September 30, 2006, the Company recorded $1.3 million of share-based compensation expense, comprised of stock option expense of $498,000 and restricted stock expense of $825,000. The Company estimates it will record an additional $4.0 million of share-based compensation expense during the remainder of fiscal 2007.

The following is a summary of the Company's stock option activity and related information for its option plans for the three months ended September 30, 2006:

                                                                                        Weighted
                                                                        Weighted        Average         Aggregate
                                                                        Average        Remaining        Intrinsic
                                                       Options          Exercise      Contractual         Value
                                                       (000's)          Price            Term            (000's)
                                                     -----------      -----------     -----------      -----------
Outstanding at June 30, 2006                               3,374           $12.34
     Granted                                                   -                -
     Exercised                                                 -                -
     Forfeited                                                 -                -
                                                     -----------
Outstanding at September 30, 2006                          3,374           $12.34       9.1 years           $9,575
                                                     ===========

Exercisable at September 30, 2006                         -                -              N/A              N/A

The following is a summary of the status of the Company's non-vested options as of September 30, 2006 and changes during the three months ended September 30, 2006:

                                                                                                        Weighted
                                                                                                         Average
                                                                                        Options        Grant Date
                                                                                        (000's)        Fair Value
                                                                                      -----------      -----------
Non-vested at June 30, 2006                                                                 3,374            $2.95
     Granted                                                                                    -                -
     Exercised                                                                                  -                -
     Forfeited                                                                                  -                -
                                                                                      -----------      -----------
Non-vested at September 30, 2006                                                            3,374            $2.95
                                                                                      ===========      ===========

Expected future compensation expense relating to the 3.4 million non-vested options outstanding as of September 30, 2006 is $8.3 million over a weighted average period of 4.1 years.

Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. In July 2006, the Company announced a stock repurchase plan to acquire up to 1,091,063 shares during the next twelve months for general corporate purposes.

The following is a summary of the status of the Company's restricted shares as of September 30, 2006 and changes during the three months ended September 30, 2006:

                                                                                                        Weighted
                                                                                      Restricted         Average
                                                                                        Shares         Grant Date
                                                                                        (000's)        Fair Value
                                                                                      -----------      -----------
Non-vested at June 30, 2006                                                                 1,338           $12.34
     Granted                                                                                    -                -
     Exercised                                                                                  -                -
     Forfeited                                                                                  -                -
                                                                                      -----------      -----------
Non-vested at September 30, 2006                                                            1,338           $12.34
                                                                                      ===========      ===========

Expected future compensation expense relating to the 1.3 million restricted shares at September 30, 2006 is $13.7 million over a weighted average period of
4.1 years.

6.  STOCK REPURCHASE PLANS
--------------------------

On November 9, 2005, the Company announced that it received regulatory approval to begin the purchase of up to 1,425,655 shares or approximately 2% of the outstanding shares of its common stock in open market transactions for use in funding the Company's 2005 Stock Compensation and Incentive Plan previously approved by stockholders. During the year ended June 30, 2006, the Company purchased 1,371,341 shares at a total cost of $18,941,000, or approximately $13.81 per share. During the quarter ended September 30, 2006, the Company purchased an additional 54,314 shares at a cost of $789,000, or approximately $14.52 per share to complete the funding of the Company's 2005 Stock Compensation and Incentive Plan.

On July 18, 2006, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 1,091,063 shares, or 5% of the Company's outstanding common stock held by persons other than Kearny MHC. This stock repurchase plan commenced after the Company completed its purchase of shares in the open market to fund the Company's 2005 Stock Compensation and Incentive Plan. During the quarter ended September 30, 2006, the Company purchased 282,800 shares at a cost of $4,251,000, or approximately $15.03 per share.

7. BENEFIT PLANS - COMPONENTS OF NET PERIODIC COST
--------------------------------------------------

Benefit Equalization Plan net periodic pension expense was as follows:

                                                             Three Months
                                                          Ended September 30,
                                                     ---------------------------
                                                        2006             2005
                                                     ----------       ----------
                                                           (In Thousands)

Service cost                                             $ 15            $  15
Interest cost                                              44               44
Amortization of unrecognized past service
   costs                                                   (3)              (3)
Amortization of unrecognized net actuarial
   loss                                                    46               46
                                                        -----            -----

Net periodic pension expense                            $ 102            $ 102
                                                        =====            =====

Postretirement Welfare Plan net periodic postretirement benefit cost was as follows:

                                                             Three Months
                                                          Ended September 30,
                                                     ---------------------------
                                                        2006             2005
                                                     ----------       ----------
                                                           (In Thousands)

Service cost                                           $  8              $  6
Interest cost                                             7                 6
Amortization of unrecognized past service
   liability                                              2                 3
                                                      -----             -----

Net periodic postretirement benefit cost              $  17             $  15
                                                      =====             =====

Directors' Consultation and Retirement Plan net periodic plan cost was as follows:

                                                             Three Months
                                                          Ended September 30,
                                                     ---------------------------
                                                        2006             2005
                                                     ----------       ----------
                                                           (In Thousands)

Service cost                                          $  34            $  32
Interest cost                                            34               29
Amortization of unrecognized transition
   obligation                                            11               11
Amortization of unrecognized past service
   liability                                             15               15
                                                      -----            -----

Net periodic postretirement benefit cost              $  94            $  87
                                                      =====            =====

8.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------

In  September  2006,  the  FASB  issued  FASB  Statement  No.  157,  Fair  Value
Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial condition, results of operations and cash flows.

On September 29, 2006, the Financial Accounting Standards Board "FASB" issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 158 on our consolidated financial condition and results of operations.

On September 13, 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

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

Comparison of Financial Condition at September 30, 2006 and June 30, 2006

Total assets increased $20.2 million, or 1.0%, to $2.03 billion at September 30, 2006, from $2.01 billion at June 30, 2006, due primarily to an increase in net loans receivable offset by decreases in securities held to maturity and mortgage-backed securities held to maturity. Generally, cash flows from the securities portfolio partially funded loan originations during the quarter ended September 30, 2006.

Cash and cash equivalents remained virtually unchanged between June 30, 2006 and September 30, 2006 at approximately $230 million. Generally, cash flows from the securities portfolio and an increase in deposits funded loan originations during the three months ended September 30, 2006. Management expects to maintain liquidity at an elevated level as long as the Treasury yield curve remains inverted or flat, to the extent that the Bank does not need the funds for loan originations.

Securities available for sale increased $163,000 or 0.9%, to $18.5 million at September 30, 2006 compared to $18.3 million at June 30, 2006. The increase was due to reinvestment of dividends earned on mutual fund holdings and mark-to-market adjustments reflecting an easing of interest rates at the mid-to-long end of the Treasury yield curve during the quarter ended September 30, 2006.

Securities held to maturity decreased $2.3 million, or 1.1%, to $206.7 million at September 30, 2006, from $209.0 million at June 30, 2006. The decrease was due primarily to maturities in the tax-exempt municipal bond portfolio and principal amortization from pass-through certificates consisting of Small
Business Administration loans. Cash flows from the securities portfolio partially funded loan originations during the three months ended September 30, 2006. During the quarter ending December 31, 2006, management plans to reclassify its portfolio of securities held to maturity, for the most part municipal bonds, to available for sale for the purpose of executing sales of the bonds at opportune times. The carrying value of the municipal bond portfolio was $199.0 million at September 30, 2006, with a weighted average yield of 3.77%. A decline in pre-tax income reduces the advantage of holding tax-exempt instruments and their yield is substantially below market. In October 2006, management sold $27.4 million of the bonds recording a nominal gain.

Loans  receivable,  net of deferred  fees and costs and the  allowance  for loan losses, increased $39.7 million, or 5.6%, to $743.3 million at September 30, 2006 compared to $703.6 million at June 30, 2006. Management continues to emphasize growth in the loan portfolio while in turn reducing the size of the securities portfolio. One-to-four family residential mortgage loans, particularly first mortgages and home equity loans, registered most of the growth, increasing approximately $19.1 million and $7.4 million, to $484.9 million and $101.1 million at September 30, 2006, respectively. There was also an increase in nonresidential and multi-family mortgages of approximately $18.0 million, which totaled $125.1 million at September 30, 2006. Commercial loans remained virtually unchanged and totaled $3.1 million at September 30, 2006, while there was a nominal decrease in home equity lines of credit to $12.3 million at the close of the current quarter. Construction loans were the only category to see a substantial decrease during the quarter with balances outstanding decreasing $3.6 million to $18.5 million and gross constructions loans decreasing $6.6 million to $26.9 million between June 30, 2006 and September 30, 2006. With the housing market slowing, management believes it is prudent to reduce its exposure in this category, notwithstanding its policy of generally not making construction loans to builders on a speculative basis. To supplement the Bank's own loan originations, management relies on agreements to purchase mortgages from several mortgage companies, with $13.5 million purchased during the quarter ended September 30, 2006. The Bank has not originated or purchased any interest only mortgages or pay option adjustable rate mortgages.

Mortgage-backed securities held to maturity decreased $16.8 million, or 2.4%, to $673.2 million at September 30, 2006, from $690.0 million at June 30, 2006. Cash flows from monthly principal and interest payments partially funded loan originations during the quarter ended September 30, 2006. Management reinvested approximately $19.4 million in mortgage-backed securities, purchasing $5.2 million in fixed rate Community Reinvestment Act ("CRA") eligible issues and $14.2 million in issues in which the underlying loans are 3/1 or 5/1 adjustable rate mortgages. Excluding the CRA eligible issues, which the Bank purchases to meet its CRA investments requirement, it has been management's policy for several years to purchase only adjustable rate issues, preferably seasoned such that the first rate change date and conversion to a one-year adjustable product may be less than three or five years away.

Premises and equipment decreased $212,000, or 0.6%, to $35.7 million at September 30, 2006 compared to $35.9 million at June 30, 2006 as depreciation exceeded the cost of additions to fixed assets. Bank owned life insurance increased $131,000, or 0.9%, to $14.8 million at September 30, 2006 compared to $14.6 million at June 30, 2006, due to an increase in the cash surrender value of the underlying insurance policies.

Deposits increased $22.6 million, or 1.6%, to $1.47 billion at September 30, 2106 compared to $1.44 billion at June 30, 2006. During the quarter ended September 30, 2006, certificates of deposit and interest-bearing demand deposits increased approximately $52.3 million and $4.9 million, to $935.3 million and $127.0 million, respectively; while savings deposits decreased approximately $32.1 million to $345.4 million and non-interest-bearing deposits decreased $2.6 million to $58.5 million. The ongoing threat of loss of deposits to competitors, both core deposits and certificates of deposit, necessitated the continuance of promotional interest rates to counteract promotions offered by other financial institutions in the Bank's market area. The challenge for management continued to be balancing the potential rate of attrition against a significant increase in the cost of deposits. The most popular products were certificates of deposits with five, nine and 13 month terms and a tiered money market account, which management expects will re-price lower if the Federal Reserve Bank begins to ease short-term interest rates as anticipated during the first half of 2007.

Federal Home Loan Bank advances decreased $151,000, to $61.0 million at September 30, 2006 compared to $61.1 million at June 30, 2006 due to scheduled principal payments on amortizing advances. Management expects to repay a $5.0 million advance, with an interest rate of 5.90%, when this advance matures in November 2006.

Stockholders' equity decreased $3.1 million, to $487.8 million at September 30, 2006, from $490.9 million at June 30, 2006. The decrease was primarily the result of the purchase of stock to fund the restricted stock plan and for treasury purposes. The Company purchased 54,314 shares at a cost of $789,000 for the restricted stock plan and 282,800 shares at a cost of $4,251,000 as treasury shares. A common stock dividend of $0.05 per share totaling $928,000 declared for payment in the subsequent quarter also contributed to the decrease in stockholders' equity. Partially offsetting the decrease was net income of $926,000 recorded during the quarter, the release of $535,000 of unearned employee stock ownership plan shares, the vesting of $826,000 of unearned restricted stock plan shares and a $498,000 adjustment to equity for expensing stock options.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

General. Net income for the quarter ended September 30, 2006 was $926,000 or $0.01 per share, a decrease of $2.0 million, or 66.7%, from $3.0 million or $0.04 per share for the quarter ended September 30, 2005. The decrease in net income resulted primarily from an increase in non-interest expense, particularly salaries and employee benefits and directors' compensation due to stock compensation plans, and a decrease in net interest income. An increase in the provision for loan losses also contributed to the decrease in net income.

Net Interest Income. Net interest income for the three months ended September 30, 2006 was $11.7 million, a decrease of $1.1 million, or 8.6%, compared to $12.8 million for the three months ended September 30, 2005. The decrease in net interest income was due almost exclusively to a substantial increase in interest expense partially offset by an increase in interest income, rather than a change in volume of interest-earnings assets versus interest-bearing liabilities. The ratio of average interest-earning assets to average interest-earning liabilities remained virtually unchanged at September 30, 2006 compared to a year earlier.

The net interest rate spread decreased 27 basis points to 1.84% for the quarter ended September 30, 2006, from 2.11% for the quarter ended September 30, 2005. During the quarter ended September 30, 2006, interest-bearing liabilities continued to re-price faster than interest-earning assets, due primarily to the promotional interest rates introduced to attract new deposits which also affected the rollover rates on maturing certificates of deposit. The cost of average interest-bearing liabilities increased 80 basis points, from 2.40% for the three months ended September 30, 2005, to 3.20% for the three months ended September 30, 2006. During the quarter ended September 30, 2006, the yield on average interest-earning assets increased 53 basis points, to 5.04% for the quarter ended September 30, 2006, from 4.51% for the quarter ended September 30, 2005.

The net interest margin decreased ten basis points to 2.53% for the three months ended September 30, 2006, compared with 2.63% for the three months ended September 30, 2005. The decrease in the net interest margin resulted from a decrease in net interest income partially offset by a decrease in average interest-earning assets. Average interest-earning assets during the quarter ended September 30, 2006 were $1.85 billion or $100.6 million less than average interest-earning assets of $1.95 billion during the quarter ended September 30, 2005. The decrease resulted primarily from cash flows utilized to fund deposit outflows. Average interest-bearing liabilities during the quarter ended September 30, 2006 were $1.45 billion or $75.0 million less than average interest-bearing liabilities of $1.52 billion during the quarter ended September 30, 2005. The ratio of average interest-earning assets to average interest-bearing liabilities was 127.4% for the quarter ended September 30, 2006, virtually unchanged from 127.7% for the quarter ended September 30, 2005.

Interest Income. Total interest income increased $1.3 million, or 5.9%, to $23.3 million for the three months ended September 30, 2006, from $22.0 million for the three months ended September 30, 2005. Year-over-year, interest income from loans and other interest-earning assets increased while interest from mortgage-backed securities and securities decreased.

Interest income from loans receivable increased $2.2 million, or 27.2%, to $10.3 million for the three months ended September 30, 2006, from $8.1 million for the three months ended September 30, 2005 due to growth in the portfolio as well as an improvement in yield. The average balance of net loans receivable increased $145.0 million, or 25.1%, to $721.8 million for the quarter ended September 30, 2006, from $576.8 million for the quarter ended September 30, 2005. The Bank's business plan seeks to continue increasing the Bank's loan portfolio while reducing its reliance on securities to generate interest income. The yield on average net loans receivable increased eight basis points to 5.71% for the quarter ended September 30, 2006, compared to 5.63% for the quarter ended September 30, 2005. The improvement in yield year-over-year was due in part to growth in the nonresidential and multi-family mortgage category.

Interest income from mortgage-backed securities held to maturity decreased $547,000, or 6.4%, to $8.0 million for the three months ended September 30, 2006, compared to $8.6 million for the three months ended September 30, 2005. The average balance of mortgage-backed securities decreased $73.8 million, or 9.7%, to $683.7 million for the quarter ended September 30, 2006, from $757.5 million for the quarter ended September 30, 2005. The yield on average mortgage-backed securities increased 17 basis points to 4.69% for the three months ended September 30, 2006, from 4.52% for the three months ended September 30, 2005. The decrease in the average balance of mortgage-backed securities, year-over-year, resulted from the redeployment of principal payments into loan originations as well as funding deposit outflows. The increase in yield resulted from rate adjustments in pass-through certificates containing adjustable rate mortgages as management's plan to invest primarily in adjustable rate products began to produce positive results.

Interest income from securities available for sale and held to maturity decreased $2.1 million, or 47.7%, to $2.3 million for the quarter ended September 30, 2006, from $4.4 million for the quarter ended September 30, 2005. The average balance of securities decreased $275.3 million, or 54.9%, to $226.4 million for the quarter ended September 30, 2006, compared to $501.7 million for the quarter ended September 30, 2005. The decrease in the average balance was due primarily to the sale of the Bank's entire portfolio of government agency notes, with a carrying value of $249.0 million, and Freddie Mac common stock with a carrying value of $8.9 million, in February 2006. Management utilized cash flows from maturing securities to fund loan originations and deposit outflows. The yield on average securities improved 56 basis points from 3.48% for the three months ended September 30, 2005, to 4.04% for the three months ended September 30, 2006. The higher yield on securities resulted from the February 2006 sale of the government agency notes, which provided a yield of 3.22%. During the quarter ending December 31, 2006, management plans to reclassify its portfolio of securities held to maturity, for the most part municipal bonds, to available for sale for purposes of executing sales of the bonds. With a weighted average yield of 3.77% as of September 30, 2006, a sale of the municipal bond portfolio and subsequent reinvestment of the proceeds into cash equivalents and ultimately loans should have a positive effect on future results.

Interest income from other interest-earning assets increased $1.7 million to $2.7 million for the quarter ended September 30, 2006, from $919,000 for the quarter ended September 30, 2005. This was a result of a significant increase in the yield as well as the average balance of other interest-earning assets. There was a 166 basis point increase in the yield on average other interest-earning assets to 4.96% for the quarter ended September 30, 2006, from 3.30% for the quarter ended September 30, 2005, due to rising short-term interest rates and particularly the rate paid on overnight deposits. There was a $103.6 million increase in the average balance of other interest-earning assets to $215.0 million for the three months ended September 30, 2006, from $111.4 million for the three months ended September 30, 2005. The average balance of other interest-earning assets increased due to an increase in interest-earning deposits, the primary component of other interest-earning assets, partially offset by a decrease in Federal Home Loan Bank of New York capital stock. Management placed the proceeds from the restructuring of the securities portfolio in February 2006 in cash equivalents pending redeployment into other earning assets.

Interest Expense. Total interest expense increased $2.4 million, or 26.1%, to $11.6 million for the three months ended September 30, 2006, from $9.2 million for the three months ended September 30, 2005. Year-over-year, there was a significant increase in interest expense attributed to deposits and a slight decrease in interest expense from borrowings.

Interest expense from deposits increased $2.4 million, or 28.9%, to $10.7 million for the three months ended September 30, 2006, from $8.3 million for the three months ended September 30, 2005. The increase resulted primarily from an increase in the cost of average interest-bearing deposits, which more than offset a decrease in the average balance of interest-bearing deposits. The cost of average interest-bearing deposits increased 82 basis points to 3.09% for the quarter ended September 30, 2006, from 2.27% for the quarter ended September 30, 2005. In an effort to retain and attract deposits, management offered promotional rates on selected certificates of deposit maturities and tiered money market deposit accounts, and this strategy had a significant effect on the Bank's cost of funds during the current quarter.
The average balance of interest-bearing deposits decreased $73.1 million, or 5.0%, to $1.39 billion for the three months ended September 30, 2006, from $1.46 billion for the three months ended September 30, 2005. The decrease in the average balance speaks to the attrition caused by promotions offered by other financial institutions in the Bank's market area.

Interest expense from Federal Home Loan Bank advances decreased $20,000, or 2.3%, to $851,000 for the quarter ended September 30, 2006, from $871,000 for the quarter ended September 30, 2005. Average borrowings decreased $1.8 million, or 2.9%, to $61.0 million for the three months ended September 30, 2006, from $62.8 million for the three months ended September 30, 2005. The decrease in average borrowings was more than enough to offset an increase in the cost of average borrowings, which increased three basis points to 5.58% from 5.55%, year-over-year. The decrease in the average balance resulted from scheduled principal payments on amortizing advances leaving generally higher rate long-term advances on the Bank's books, which contributed to the increase in cost.

Provision for Loan Losses. The provision for loan losses increased $83,000, to $158,000 for the quarter ended September 30, 2006, from a $75,000 provision recorded for the quarter ended September 30, 2005. Management attributes the increase primarily to growth in the loan portfolio. Total loans increased to $748.0 million at September 30, 2006 from $708.0 million at June 30, 2006. Asset quality continued to be strong as non-performing loans were $1.0 million, or 0.14% of total loans at September 30, 2006, as compared to $942,000, or 0.13% of total loans at June 30, 2006. The allowance for loan losses as a percentage of total loans outstanding was 0.75% at September 30, 2006 and 0.77% at June 30, 2006, reflecting allowance balances of $5.6 million and $5.5 million, respectively.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2006 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income attributed to fees, service charges and miscellaneous income increased $61,000, or 12.0%, to $568,000 for the three months ended September 30, 2006, compared to $507,000 for the three months ended September 30, 2005. The increase was due primarily to an increase of $58,000 in income from bank owned life insurance partially offset by lower fees from operations and the Bank's retail branch network of $21,000 and non-recurring loan fees of $11,000. There was a loss on sale of real estate owned of $35,000 in the quarter ended September 30, 2005 with no such loss recorded in the quarter ended September 30, 2006. Management is considering offering an overdraft privilege program to the Bank's retail customers as a way of increasing fee income.

There was no gain on sale of securities during the quarter ended September 30, 2006 compared to a gain on sale of securities of $86,000 recorded in the quarter ended September 30, 2005.

Non-Interest Expense. Total non-interest expense increased $1.7 million, or 18.1%, to $11.1 million for the three months ended September 30, 2006, from $9.4 million for the three months ended September 30, 2005. The increase resulted primarily from increases in salaries and employee benefits and directors' compensation, nominal increases in equipment, advertising and miscellaneous expenses, partially offset by lower net occupancy expense of premises.

Salaries and employee benefits increased $1.2 million, or 21.4%, to $6.8 million for the quarter ended September 30, 2006, compared to $5.6 million for the quarter ended September 30, 2005. Management attributes the increase primarily to stock compensation plans approved at the Company's first annual stockholders' meeting held in October 2005, which resulted in an expense of $933,000 during the quarter ended September 30, 2006, with no such expense recorded in the quarter ended September 30 2005. The current quarter included employee stock ownership plan compensation expense of $548,000, an increase of $89,000 compared to $459,000 during the quarter ended September 30, 2005. Year-over-year, there were increases totaling approximately $189,000 in other components of salaries and employee benefits, including compensation expense, pension expense, other benefits expense and payroll taxes expense.

Year-over-year, net occupancy expense of premises decreased $38,000 to $858,000 from $896,000. The decrease resulted from a commensurate decrease in net rent expense due to management's ongoing efforts to lease surplus space in Bank facilities to other businesses. The rental income partially offsets the occupancy expense of such premises.

Equipment expense increased $24,000, with the expense in both quarters of approximately $1.1 million. The increase resulted from nominal increases in maintenance expense, depreciation expense and data processing costs.

Advertising expense increased $68,000 to $393,000, compared to $325,000 during the same period in the prior year, due to an extensive advertising campaign to promote deposit and loan products. The campaign included programs to market special certificate of deposit rates, a tiered money market deposit account and Star Banking, a relationship based retail-banking product designed to build core deposits.

Directors' compensation increased $427,000, to $657,000 during the quarter ended September 30, 2006, from $230,000 in the quarter ended September 30, 2005. The increase resulted primarily from stock compensation plans, which resulted in an expense of $390,000 during the quarter ended September 30, 2006, with no such expense recorded in the quarter ended September 30, 2005. Year-over-year, there were increases totaling approximately $37,000 in other components of directors' compensation, including fees and an incentive bonus plan.

Miscellaneous expenses increased $18,000, to $997,000 for the quarter ended September 30, 2006, compared to $979,000 for the quarter ended September 30, 2005. The most significant increases included audit and accounting services expense and loan expense, which increased $15,000 and $35,000, respectively. The largest decreases included legal expense, printing and office supplies expense and miscellaneous expense, which decreased $15,000, $21,000 and $27,000, respectively. Expense attributed to the Company's annual meeting was $38,000 in the current quarter with no such expense recorded during the same quarter prior year. All other elements of non-interest expense decreased approximately $8,000, year-over-year.

Provision for Income Taxes. The provision for income taxes decreased $913,000 to $76,000 for the quarter ended September 30, 2006, from $989,000 for the quarter ended September 30, 2005. The effective income tax rate was 7.6% for the three months ended September 30, 2006, as compared to 25.0% for the three months ended September 30, 2005. Management attributes the lower effective income tax rate primarily to a decrease in pre-tax income, $1.0 million for the quarter ended September 30, 2006 compared to $4.0 million for the quarter ended September 30, 2005. Also a factor, due to the Bank's significant investment in tax-exempt municipal bonds, tax-exempt interest reduced the Company's federal income expense by approximately $593,000 during the quarter ended September 30, 2006, compared to a reduction of approximately $621,000 in the quarter ended September 30, 2005.

Liquidity and Capital Resources

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, principal amortization, principal prepayments and maturities of mortgage-backed securities and loans receivable; maturities of securities and funds provided from operations. In addition, the Bank invests excess funds in short-term interest-earning assets such as over-night deposits, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank attempts to maintain adequate but not excessive liquidity, and liquidity management is both a daily and long-term function of business management. However, management expects to maintain liquidity at an elevated level as long as the Treasury yield curve remains inverted or flat, to the extent that the Bank does need the funds for loan originations.

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At September 30, 2006, the Bank had outstanding commitments to originate loans of $40.1 million, commitments to fund the purchase of loans on a flow basis of $56.2 million, construction loans in process of $8.4 million and unused lines of credit of $28.1 million.

During the quarter ended June 30, 2006, management introduced promotional rates for terms of five, nine and 13 months to retain and attract new certificates of deposit. The Bank continued to offer the promotional rates during the quarter ended September 30, 2006. Certificates of deposit increased $52.3 million between the linked quarters, from $883.1 million at June 30, 2006 to $935.4 million at September 30, 2006. Certificates of deposit scheduled to mature in one year or less at September 30, 2006 totaled $758.9 million compared to $658.2 million at June 30, 2006. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. However, if the cost of deposits continues to increase at the rate experienced during the quarter ended September 30, 2006, management may introduce a more conservative pricing strategy, which could lead to significant deposit outflows. Taking into consideration the Bank's substantial liquidity position, management implemented such a policy change in late October 2006.

While deposits are the Bank's primary source of funds, the Bank also generates cash through borrowings from the Federal Home Loan Bank of New York (the "FHLB"). At September 30, 2006, advances from the FHLB amounted to $61.0 million. The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit or by taking additional long-term or short-term advances.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2006, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision (the "OTS").

The following table sets forth the Bank's capital position at September 30, 2006, as compared to the minimum regulatory capital requirements:

                                                                September 30, 2006 (Unaudited)
                                        -------------------------------------------------------------------------------
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                        Minimum Capital           Prompt Corrective
                                                 Actual                   Requirements            Action Provisions
                                        -------------------------    -----------------------    -----------------------
                                          Amount         Ratio        Amount        Ratio        Amount        Ratio
                                        ------------    ---------    ----------   ----------    ---------    ----------
                                                                    (Dollars in Thousands)

Total Capital
  (to risk-weighted assets)              $  376,453       47.49%     $  63,412        8.00%    $  79,266        10.00%

Tier 1 Capital
  (to risk-weighted assets)              $  370,844       46.78%             -           -     $  47,559         6.00%

Core (Tier 1) Capital
  (to adjusted total assets)             $  370,844       19.26%     $  57,759        3.00%    $  96,266         5.00%

Tangible Capital
  (to adjusted total assets)             $  370,844       19.26%     $  28,880        1.50%            -            -


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

Quantitative Analysis. Management using the OTS model, which estimates the change in the Bank's net portfolio value (the "NPV") over a range of interest rate scenarios, monitors the Bank's interest rate sensitivity. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. OTS defines the NPV ratio, under any interest rate scenario, as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of June 30, 2006, the most recent date for which the Bank has received the Bank's NPV as calculated by the OTS. Management does not believe that there has been a material adverse change in the Bank's interest rate risk during the three months ended September 30, 2006.

                                                                At June 30, 2006
                            ------------------------------------------------------------------------------------------
                                                                                  Net Portfolio Value
                                  Net Portfolio Value                       as % of Present Value of Assets
                            ---------------------------------     ----------------------------------------------------
                                                                                     Net Portfolio       Basis Point
 Changes in Rates (1)         $ Amount           $ Change           % Change          Value Ratio          Change
-----------------------     --------------     --------------     --------------     --------------     --------------
                                                                 (In Thousands)
       +300 bp                 274,160           -135,558               -33%             15.39%            -581 bp
       +200 bp                 318,540            -91,178               -22%             17.40%            -380 bp
       +100 bp                 364,082            -45,637               -11%             19.35%            -185 bp
          0 bp                 409,718                  -                 -              21.20%               -
       -100 bp                 451,685            +41,966               +10%             22.80%            +160 bp
       -200 bp                 482,117            +72,398               +18%             23.88%            +268 bp

(1) The -300 bp scenario is not shown due to the low prevailing interest rate environment.

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

                                     ITEM 4.
                             CONTROLS AND PROCEDURES
                             -----------------------


Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the
"Exchange Act"), the Company's principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

                                     PART II


ITEM 1.        Legal Proceedings
               -----------------

               At September 30, 2006, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.       Risk Factors
               ------------

               Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A. of the Company's Form 10-K for the year ended June 30, 2006, previously filed with the Securities and Exchange Commission.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds
               -----------------------------------------------------------


                 ISSUER PURCHASES OF EQUITY SECURITIES

               The   following   table   reports   information    regarding
               repurchases of the Company's common stock during the quarter ended September 30, 2006.

--------------------------------------------------------------------------------
                                                Total Number of    Maximum
                                                     Shares       Number of
                                                  Purchased by    Shares that
                        Total                   Part of Publicly  May Yet Be
                       Number of     Average       Announced    Purchased Under
                        Shares      Price Paid     Plans or       the Plans or
Period                 Purchsed     per Share      Programs       Programs(1)
--------------------------------------------------------------------------------
July 1-31, 2006               -             -             -               -
--------------------------------------------------------------------------------
August 1-31, 2006        53,200        $14.72        53,200       1,037,863
--------------------------------------------------------------------------------
September 1-30, 2006    229,600        $15.11       282,800         808,263
--------------------------------------------------------------------------------
Total                   282,800        $15.03       282,800               -
--------------------------------------------------------------------------------

(1) On July 18, 2006, the Company announced a five percent stock repurchase plan (approximately 1,091,063 shares). Such purchases are to be made from time to time in the open market, based on stock availability, price and the Company's financial performance. This program has no expiration date.

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

ITEM 5.        Other Information
               -----------------

               None.

ITEM 6.        Exhibits
               --------

               The following Exhibits are filed as part of this report:

               3.1    Charter of Kearny Financial Corp. (1)
               3.2    By-laws of Kearny Financial Corp. (1)
               4.0    Specimen Common Stock  Certificate of Kearny Financial Corp. (1)
               10.1   Employment Agreement between Kearny Federal Savings Bank and John N. Hopkins (1)
               10.2   Employment Agreement between Kearny Federal Savings Bank and Allan Beardslee (1)
               10.3   Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (1)
               10.4   Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (1)
               10.5   Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (1)
               10.6   Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (1)
               10.7   Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (1)
               10.8   Directors Consultation and Retirement Plan (1)
               10.9   Benefit Equalization Plan (1)
               10.10  Benefit Equalization Plan for Employee Stock Ownership Plan (1)
               10.11  2005 Stock Compensation and Incentive Plan (2)
               11.0   Statements re: computation of per share earnings (Filed herewith).
               31.0   Rule 13a-14(a)/15d-14(a) Certifications (Filed herewith).
               32.0   Section 1350 Certifications (Filed herewith).

-----------------

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




                                          KEARNY FINANCIAL CORP.


Date:      November 8, 2006               By:      /s/ John N. Hopkins
           ----------------                        -------------------------------------------
                                                   John N. Hopkins
                                                   President and Chief Executive Officer
                                                   (Duly  authorized  officer  and  principal
                                                   executive officer)

Date:      November 8, 2006               By:      /s/ Albert E. Gossweiler
           ----------------                        -------------------------------------------
                                                   Albert E. Gossweiler
                                                   Senior Vice President and Chief  Financial
                                                   Officer
                                                   (Principal financial officer)
