Form 10-Q
period 2006-12-31
Kearny Financial Corp.
filed 2007-02-09
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ____________________

                                    FORM 10-Q
(Mark One)

---------
   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------  EXCHANGE ACT OF 1934

    For the quarterly period ended  December 31, 2006
                                    -------------------

                                       OR

---------
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --------- EXCHANGE ACT OF 1934

   For the transition period from __________  to _________


                        Commission File Number 000-51093


                             KEARNY FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     UNITED STATES                                             22-3803741
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                           Identification Number)

 120 Passaic Ave., Fairfield, New Jersey                         07004-3510
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,
including area code                  973-244-4500
                               -------------------------------------------------


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

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 1, 2007.

          $0.10 par value common stock - 71,654,937 shares outstanding

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES

                                      INDEX



                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition
               at December 31, 2006 and June 30, 2006 (Unaudited)           1

               Consolidated Statements of Income for the Three Months
               and Six Months Ended December 31, 2006 and 2005
               (Unaudited)                                                  2-3

               Consolidated Statements of Changes in Stockholders'
               Equity for the Six Months Ended December 31, 2006
               and 2005 (Unaudited)                                         4-5

               Consolidated Statements of Cash Flows for the Six
               Months Ended December 31, 2006 and 2005 (Unaudited)          6-7

               Notes to Consolidated Financial Statements                   8-14

      Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               15-28

      Item 3:  Quantitative and Qualitative Disclosure About Market
               Risk                                                        29-30

      Item 4:  Controls and Procedures                                     31


PART II - OTHER INFORMATION                                                32-33


SIGNATURES                                                                 34

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                  (In Thousands, Except Share Data, Unaudited)

                                                                              December 31,     June 30,
                                                                                 2006           2006
                                                                                             (As restated)
                                                                              -----------    -----------
Assets
------

Cash and amounts due from depository institutions                             $    19,376    $    22,563
Interest-bearing deposits in other banks                                          266,543        207,716
                                                                              -----------    -----------
        Cash and Cash Equivalents                                                 285,919        230,279

Securities available for sale (amortized cost $116,985 and $227,598)              116,468        222,793
Loans receivable, including net deferred loan costs of $1,272 and $1,087          799,418        709,064
  Less allowance for loan losses                                                   (5,755)        (5,451)
                                                                              -----------    -----------
  Net Loans Receivable                                                            793,663        703,613

Mortgage-backed securities available for sale (amortized cost $669,753            661,898        670,329
   and $689,962)
Premises and equipment                                                             35,929         35,941
Federal Home Loan Bank of New York ("FHLB") stock                                   5,168          5,406
Interest receivable                                                                 8,013          8,836
Goodwill                                                                           82,263         82,263
Bank owned life insurance                                                          14,889         14,628
Other assets                                                                       13,820         17,685
                                                                              -----------    -----------
        Total Assets                                                          $ 2,018,030    $ 1,991,773
                                                                              ===========    ===========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities

Deposits:
  Non-interest bearing                                                        $    56,816    $    61,080
  Interest-bearing                                                              1,423,258      1,382,658
                                                                              -----------    -----------
        Total Deposits                                                          1,480,074      1,443,738

Advances from FHLB                                                                 55,801         61,105
Advance payments by borrowers for taxes                                             4,838          5,232
Other liabilities                                                                   6,036          6,564
                                                                              -----------    -----------
        Total Liabilities                                                       1,546,749      1,516,639
                                                                              -----------    -----------

Stockholders' Equity
--------------------

Preferred stock $0.10 par value, 25,000,000 shares authorized; none
  issued and outstanding                                                               --             --
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500
  shares and 71,648,937 shares and 72,737,500 shares issued and outstanding         7,274          7,274
Paid-in capital                                                                   195,210        192,534
Retained earnings                                                                 306,387        306,728
Unearned Employee Stock Ownership Plan shares; 1,478,994 shares and 1,551,732 shares
                                                                                  (14,790)       (15,517)
Treasury stock, at cost; 1,088,563 shares and 0 shares                            (17,358)          --
Accumulated other comprehensive (loss)                                             (5,442)       (15,885)
                                                                              -----------    -----------
        Total Stockholders' Equity                                                471,281        475,134
                                                                              -----------    -----------
        Total Liabilities and Stockholders' Equity                            $ 2,018,030    $ 1,991,773
                                                                              ===========    ===========

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                (In Thousands, Except Per Share Data, Unaudited)

                                                    Three Months Ended                      Six Months Ended
                                                       December 31,                           December 31,
                                                  -------------------------          --------------------------
                                                    2006             2005              2006               2005
                                                  --------         --------          --------          --------
Interest Income:
    Loans                                         $ 11,075         $  8,544          $ 21,386          $ 16,665
    Mortgage-backed securities                       8,077            8,418            16,098            16,986
    Securities:
      Taxable                                          390            2,416               790             4,854
      Tax-exempt                                     1,376            1,912             3,261             3,837
    Other interest-earning assets                    3,169              705             5,836             1,624
                                                  --------         --------          --------          --------

        Total Interest Income                       24,087           21,995            47,371            43,966
                                                  --------         --------          --------          --------

Interest Expense:
    Deposits                                        12,096            8,650            22,841            16,937
    Borrowings                                         807              857             1,658             1,728
                                                  --------         --------          --------          --------

        Total Interest Expense                      12,903            9,507            24,499            18,665
                                                  --------         --------          --------          --------

Net Interest Income                                 11,184           12,488            22,872            25,301

Provision for Loan Losses                              119               64               277               139
                                                  --------         --------          --------          --------

Net Interest Income after Provision
  for Loan Losses                                   11,065           12,424            22,595            25,162
                                                  --------         --------          --------          --------

Non-Interest Income:
    Fees and service charges                           276              289               504               566
    Gain on sale of securities                         152               --               152                86
    Miscellaneous                                      344              328               684               558
                                                  --------         --------          --------          --------

        Total Non-Interest Income                      772              617             1,340             1,210
                                                  --------         --------          --------          --------

Non-interest expenses:
    Salaries and employee benefits                   6,746            5,760            13,560            11,363
    Net occupancy expense of
      premises                                         841              789             1,699             1,685
    Equipment                                        1,100            1,080             2,176             2,132
    Advertising                                        409              385               802               710
    Federal insurance premium                          142              136               284               270
    Amortization of intangible assets                  159              159               318               318
    Directors' compensation                            561              582             1,218               812
    Miscellaneous                                    1,243            1,247             2,240             2,226
                                                  --------         --------          --------          --------

        Total Non-Interest Expenses                 11,201           10,138            22,297            19,516
                                                  --------         --------          --------          --------

Income before Income Taxes                             636            2,903             1,638             6,856
Income Taxes                                            89              577               165             1,566
                                                  --------         --------          --------          --------
Net Income                                        $    547         $  2,326          $  1,473          $  5,290
                                                  ========         ========          ========          ========

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                  ---------------------------------------------
                (In Thousands, Except Per Share Data, Unaudited)

                                                    Three Months Ended                      Six Months Ended
                                                       December 31,                           December 31,
                                                  -------------------------          --------------------------
                                                    2006             2005              2006               2005
                                                  --------         --------          --------          --------
Net Income per Common Share:
    Basic                                         $   0.01        $   0.03           $   0.02          $    0.07
    Diluted                                           0.01            0.03               0.02               0.07

Weighted Average Number of
  Common Shares Outstanding:
    Basic                                           69,258          71,046             69,505             71,049
    Diluted                                         69,753          71,063             69,901             71,058

Dividends Declared Per Common
   Share                                          $   0.05        $   0.05           $   0.10          $    0.14


See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------
                       Six Months Ended December 31, 2005
                (In Thousands, Except Per Share Data, Unaudited)
                                   Accumulated

                                                  Common Stock                              Unearned
                                              --------------------    Paid-In    Retained     ESOP
                                               Shares       Amount    Capital    Earnings    Shares
                                               ------       ------    -------    --------    ------

Balance - June 30, 2005                        72,738     $  7,274    $ 207,838  $ 301,857  $(16,972)

Comprehensive income:
  Net income                                       --           --           --      5,290        --

  Realized gain on securities available
    for sale, net of income tax of $30             --           --           --         --        --

  Unrealized loss on securities available
    for sale, net of deferred income tax
    benefit of $44                                 --           --           --         --        --

 Total Comprehensive income

Refund of common stock offering
  expense                                          --           --            3         --        --

ESOP shares committed to be released
  (72 shares)                                      --           --          150         --       727

Stock option transactions                          --           --          215         --        --

Treasury stock purchases                         (178)          --           --         --        --

Cash dividends declared ($0.14/share)              --           --           --     (2,802)       --

                                               ------        -----      -------    -------   -------
Balance - December 31, 2005                    72,560        7,274      208,206    304,345   (16,245)
                                               ======        =====      =======    =======   =======
                                                                  Other
                                                    Treasury  Comprehensive
                                                     Stock    Income (Loss)     Total
                                                     -----    -------------     -----

Balance - June 30, 2005                           $    --      5,485         $  505,482

Comprehensive income:
  Net income                                           --         --              5,290

  Realized gain on securities available
    for sale, net of income tax of $30                 --        (56)               (56)

  Unrealized loss on securities available
    for sale, net of deferred income tax
    benefit of $44                                     --        (83)               (83)

 Total Comprehensive income                                                       5,151

Refund of common stock offering
  expense                                              --         --                  3

ESOP shares committed to be released
  (72 shares)                                          --         --                877

Stock option transactions                              --         --                215

Treasury stock purchases                           (2,268)        --             (2,268)

Cash dividends declared ($0.14/share)                  --         --             (2,802)

                                                   ------      -----            -------
Balance - December 31, 2005                        (2,268)     5,346            506,658
                                                   ======      =====            =======

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------
                       Six Months Ended December 31, 2006
                (In Thousands, Except Per Share Data, Unaudited)
                                   Accumulated

                                                  Common Stock                              Unearned
                                              --------------------    Paid-In    Retained     ESOP
                                               Shares       Amount    Capital    Earnings    Shares
                                               ------       ------    -------    --------    ------

Balance - June 30, 2006 (as restated)          72,737     $  7,274    $ 192,534  $ 306,728  $(15,517)


Comprehensive income:
  Net income                                       --           --           --      1,473        --

  Realized gain on securities available
    for sale, net of income tax of $53             --           --           --         --        --


  Unrealized loss on securities available
    for sale, net of deferred income tax
    benefit of $5,676                              --           --           --         --        --

 Total Comprehensive income

ESOP shares committed to be released
  (72 shares)                                      --           --          391         --       727

Stock option transactions                          --           --          996         --        --

Treasury stock purchases                       (1,091)          --           --         --        --

Treasury stock reissued                             3           --           (8)        --        --

Restricted stock plan shares
    purchased (54 shares)                          --           --         (789)        --        --

Restricted stock plan shares
    earned (134 shares)                            --           --        1,652         --        --

Tax benefit related to vesting of
    restricted stock                               --           --          434         --        --

Cash dividends declared ($0.10/share)              --           --           --     (1,814)       --

                                               ------        -----      -------    -------   -------
Balance - December 31, 2006                    71,649        7,274      195,210    306,387   (14,790)
                                               ======        =====      =======    =======   =======
                                                                 Other
                                                   Treasury  Comprehensive
                                                    Stock    Income (Loss)     Total
                                                    -----    -------------     -----

Balance - June 30, 2006 (as restated)            $    --      (15,885)      $  475,134
                                                                            ----------

Comprehensive income:
  Net income                                          --           --            1,473

  Realized gain on securities available
    for sale, net of income tax of $53                --          (99)             (99)

  Unrealized loss on securities available
    for sale, net of deferred income tax
    benefit of $5,676                                 --       10,542           10,542
                                                                            ----------
 Total Comprehensive income                                                     11,916
                                                                            ----------

ESOP shares committed to be released
  (72 shares)                                         --          --             1,118

Stock option transactions                             --          --               996

Treasury stock purchases                         (17,398)         --           (17,398)

Treasury stock reissued                               40          --                32

Restricted stock plan shares
    purchased (54 shares)                             --          --              (789)

Restricted stock plan shares
    earned (134 shares)                               --          --             1,652

Tax benefit related to vesting of
    restricted stock                                  --          --               434

Cash dividends declared ($0.10/share)                 --          --            (1,814)

                                                 -------      ------           -------
Balance - December 31, 2006                      (17,358)     (5,442)          471,281
                                                 =======      ======           =======

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands, Unaudited)

                                                                                      Six Months Ended
                                                                                       December 31,
                                                                                   --------------------
                                                                                      2006       2005
                                                                                   --------    --------
Cash Flows from Operating Activities:
    Net income                                                                     $  1,473    $  5,290
                                                                                   --------    --------
    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:
        Depreciation and amortization of premises and equipment                         992         924
        Net amortization of premiums, discounts and loan fees and costs                 464         406
        Deferred income taxes                                                         2,377         748
        Amortization of intangible assets                                               318         318
        Provision for loan losses                                                       277         139
        Realized gains on sale of securities available for sale                        (152)        (86)
        (Increase) in cash surrender value of bank owned life insurance                (261)       (184)
        ESOP, stock option plan and restricted stock plan expenses                    3,766       1,092
        Realized loss on sale of real estate owned                                       --          35
        Realized gain on disposition of premises and equipment                           (3)         --
        (Increase) decrease in interest receivable                                      823        (289)
        (Increase) in other assets                                                   (4,454)     (2,911)
        Increase (decrease) in interest payable                                         (21)         30
        (Decrease) in other liabilities                                                (450)     (1,177)
                                                                                   --------    --------
            Net Cash Provided by Operating Activities                                 5,149       4,335
                                                                                   --------    --------

Cash Flows from Investing Activities:
    Purchases of securities available for sale                                         (189)       (139)
    Proceeds from sale of securities available for sale                             105,823       6,864
    Purchases of securities held to maturity                                             --      (4,000)
    Proceeds from calls and maturities of securities available for sale               3,894          --
    Proceeds from calls and maturities of securities held to maturity                    --       9,989
    Proceeds from repayments of securities available for sale                         1,246        --
    Proceeds from repayments of securities held to maturity                            --         2,337
    Purchase of loans                                                               (42,791)     (3,794)
    Net (increase) in loans receivable                                              (47,662)    (66,361)
    Proceeds from sale of real estate owned                                              --          65
    Purchases of mortgage-backed securities available for sale                      (49,627)         --
    Purchases of mortgage-backed securities held to maturity                             --     (64,765)
    Principal repayments on mortgage-backed securities available for sale            69,488          --
    Principal repayments on mortgage-backed securities held to maturity                  --     104,429
    Additions to premises and equipment                                                (998)     (2,068)
    Proceeds from cash settlement on premises and equipment                              21        --
    Redemption of FHLB stock                                                            238       6,181
    Purchase of bank owned life insurance                                                --     (10,208)
                                                                                   --------    --------

            Net Cash Provided by (Used in) Investing Activities                    $ 39,443    $(21,470)
                                                                                   ========    ========

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                -------------------------------------------------
                            (In Thousands, Unaudited)

                                                                            Six Months Ended
                                                                             December 31,
                                                                        -----------------------
                                                                           2006        2005
                                                                        ---------    ---------
Cash Flows from Financing Activities:
    Net increase (decrease) in deposits                                 $  36,322    $ (45,314)
    Repayment of FHLB advances                                             (5,304)        (287)
    (Decrease) in advance payments by borrowers for taxes                    (394)          (6)
    Refund of common stock offering expense                                    --            3
    Return of dividends paid in prior periods                                  15           --
    Dividends paid to minority stockholders of Kearny Financial Corp.      (1,870)      (1,964)
    Purchase of common stock of Kearny Financial Corp. for treasury       (17,398)      (2,268)
    Treasury stock reissued                                                    32           --
    Purchase of common stock of Kearny Financial Corp. for restricted
     stock plan                                                              (789)          --
    Tax benefit related to vesting of restricted stock                        434           --
                                                                        ---------    ---------

            Net Cash Provided by (Used in) Financing Activities         $  11,048    $ (49,836)
                                                                        ---------    ---------

            Net Increase (Decrease) in Cash and Cash Equivalents        $  55,640    $ (66,971)

Cash and Cash Equivalents - Beginning                                     230,279      139,865
                                                                        ---------    ---------

Cash and Cash Equivalents - Ending                                      $ 285,919    $  72,894
                                                                        =========    =========

Supplemental Disclosures of Cash Flows Information:
    Cash paid during the year for:
        Income taxes, net of refunds                                    $   1,247    $   4,302
                                                                        =========    =========

        Interest                                                        $  24,520    $  18,635
                                                                        =========    =========

Supplemental Disclosure of Non-Cash Transactions:
    Cash dividend declared                                              $     901    $     995
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

2.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended December 31, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

3.  NET INCOME PER COMMON SHARE
-------------------------------

Basic earnings per share ("EPS") is based on the weighted average number of common shares actually outstanding adjusted for Employee Stock Ownership Plan shares not yet committed to be released and unvested restricted stock awards. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share computations:

                                           Three Months Ended                           Six Months Ended
                                            December 31, 2006                           December 31, 2006
                                  --------------------------------------    ------------------------------------------
                                                                 Per                                           Per
                                   Income         Shares        Share          Income           Shares        Share
                                  (Numerator)  (Denominator)   Amount       (Numerator)     (Denominator)    Amount
                                  -----------  -------------   ------       -----------     -------------    ------
                                  (In Thousands, Except Per Share  Data)      (In  Thousands,  Except Per Share Data)

Net income                         $  547                                    $1,473
                                   ======                                    ======
Basic earnings per share,
     income available to
     common stockholders           $  547        69,258        $0.01         $1,473           69,505        $0.02
                                                               =====                                        =====
Effect of dilutive securities:
     Stock options                     --           217                          --              109
     Restricted stock awards           --           278                          --              287
                                   ------      --------                      ------           ------

                                   $  547        69,753        $0.01         $1,473           69,901        $0.02
                                   ======      ========        =====         ======           ======        =====


                                           Three Months Ended                           Six Months Ended
                                            December 31, 2005                           December 31, 2005
                                  --------------------------------------    ------------------------------------------
                                                                 Per                                           Per
                                   Income         Shares        Share          Income           Shares        Share
                                  (Numerator)  (Denominator)   Amount       (Numerator)     (Denominator)    Amount
                                  -----------  -------------   ------       -----------     -------------    ------
                                  (In Thousands, Except Per Share  Data)      (In  Thousands,  Except Per Share Data)

Net income                         $2,326                                    $5,290
                                   ======                                    ======
Basic earnings per share,
     income available to
     common stockholders           $2,326        71,046        $0.03         $5,290           71,049        $0.07
                                                               =====                                        =====
Effect of dilutive securities:
     Stock options                     --            --                          --               --
     Restricted stock awards           --            17                          --                9
                                   ------      --------                      ------           ------

                                   $2,326        71,063        $0.03         $5,290           71,058        $0.07
                                   ======      ========        =====         ======           ======        =====

4.  DIVIDEND WAIVER
-------------------

During the quarter  ended  December 31, 2006,  the  federally  chartered  mutual holding company of the Company ("Kearny MHC"), waived its right, upon non-objection from the Office of Thrift Supervision ("OTS"), to receive cash dividends of approximately $2.5 million declared during the quarter, on the shares of Company common stock it owns. Furthermore, in December 2006, the OTS advised Kearny MHC that it would not object to dividend waivers for the quarters ending March 31, 2007, June 30, 2007 and September 30, 2007, provided the OTS does not subsequently determine that the proposed waivers are detrimental to the safe and sound operation of the Bank.

5.  STOCK COMPENSATION PLANS
----------------------------

At the annual meeting held on October 24, 2005, stockholders of the Company approved the Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan. The Plan authorizes the award of up to 3,564,137 shares as stock options and 1,425,655 shares as restricted stock awards. On October 24, 2005, non-employee directors received in aggregate 1,069,240 options and 427,696 shares of restricted stock. On December 5, 2005, certain officers of the Company and the Bank received in aggregate 2,305,000 options and 910,000 shares of restricted stock. The Company adopted SFAS No. 123(R) upon approval of the Plan, and began to expense the fair value of all options over their vesting periods and began to expense the fair value of all share-based compensation granted over the requisite service periods.

SFAS No. 123(R) also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense (which was $434,000 for the six months ended December 31, 2006). In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classified share-based compensation for employees within salaries and employee benefits to correspond with the same line item as the cash compensation paid to employees. The Company classified share-based compensation for non-employee directors within directors' compensation to correspond with the same line item as the cash compensation paid to non-employee directors.

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

Management used the following assumptions to estimate the fair values of options granted:

                                                                Three Months Ended                 Six Months Ended
                                                                   December 31,                      December 31,
                                                           -----------------------------     -----------------------------
                                                              2006             2005             2006             2005
                                                           ------------     ------------     ------------     ------------
Weighted average risk-free interest rate                        --                4.53%           --                4.53%
Expected dividend yield                                         --                1.62%           --                1.62%
Weighted average volatility factor of the expected
      market price of the Company's common stock                --               18.00%           --               18.00%
Weighted average expected life of the options                   --           6.50 years           --           6.50 years

Restricted shares generally vest in full after five years. The product of the number of shares granted and the grant date market price of the Company's common stock determine the fair value of restricted shares. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period of five years.

During the three months ended December 31, 2006, the Company recorded stock option expense of $498,000 and restricted stock expense of $825,000. During the six months ended December 31, 2006, the Company recorded stock option expense of $996,000 and restricted stock expense of $1.6 million. The Company estimates it will record in aggregate an additional $2.6 million of stock option and restricted stock expenses during the remainder of fiscal 2007.

The following is a summary of the status of the Company's outstanding stock options as of December 31, 2006 and stock option activity and related information during the six months ended December 31, 2006:

                                                                                      Weighted
                                                                       Weighted         Average         Aggregate
                                                                        Average        Remaining        Intrinsic
                                                       Options         Exercise       Contractual         Value
                                                       (000's)           Price           Term            (000's)
                                                     ------------     ------------    ------------     ------------
Outstanding at June 30, 2006                               3,374           $12.34
     Granted                                                  --              --
     Exercised                                                (3)          $12.71                               $8
     Forfeited                                                --              --
                                                        -------
Outstanding at December 31, 2006                           3,371           $12.34      8.9 years           $12,536
                                                     ==========

Exercisable at December 31, 2006                             672           $12.34      8.9 years            $2,509

The following is a summary of the status of the Company's unexercisable options as of December 31, 2006 and changes during the six months ended December 31, 2006:

                                                                                                        Weighted
                                                                                                         Average
                                                                                        Options        Grant Date
                                                                                        (000's)        Fair Value
                                                                                       ----------      -----------
Unexercisable at June 30, 2006                                                              3,374            $2.95
     Granted                                                                                   --               --
     Vested                                                                                  (675)           $2.95
     Forfeited                                                                                 --               --
                                                                                       ----------      -----------
Unexercisable at December 31, 2006                                                          2,699            $2.95
                                                                                       ==========      ===========

As of December 31, 2006, expected future compensation  expense attributed to the
2.7 million unexercisable options outstanding is $7.8 million over 3.9 years.

Upon exercise of options, management expects to draw on treasury stock as the source of the shares. In July 2006, the Company announced a stock repurchase plan to acquire up to 1,091,063 shares during the next twelve months for general corporate purposes including funding the exercise of options.

The following is a summary of the status of the Company's outstanding restricted share awards as of December 31, 2006 and changes during the six months ended December 31, 2006:
                                                                 Weighted
                                               Restricted         Average
                                                 Shares         Grant Date
                                                 (000's)        Fair Value
                                               ------------     ----------
Non-vested at June 30, 2006                       1,338           $12.34
     Granted                                         --               --
     Vested                                        (268)          $12.34
     Forfeited                                       --               --
                                                  -----           ------
Non-vested at December 31, 2006                   1,070           $12.34
                                                  =====           ======

As of December 31, 2006, expected future compensation  expense attributed to the
1.1 million non-vested restricted shares outstanding at that date is $12.8 million over 3.9 years.

6.  STOCK REPURCHASE PLANS
--------------------------

On July 18, 2006, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 1,091,063 shares, or 5% of the Company's outstanding common stock held by persons other than Kearny MHC. This stock repurchase plan commenced after the Company completed its purchase of shares in the open market to fund awards under the Company's 2005 Stock Compensation and Incentive Plan. During the three months ended December 31, 2006, the Company purchased 808,263 shares at a cost of $13.1 million, or approximately $16.27 per share. During the six months ended December 31, 2006, a total of 1,091,063 shares were purchased under the plan at a cost of $17.4 million, or approximately $15.95 per share.

On January 18, 2007, the Company announced that the Board of Directors authorized an additional stock repurchase plan to acquire up to 1,036,634 shares, or 5% of the Company's outstanding stock held by persons other than Kearny MHC. Such purchases will be made from time to time in the open market or in privately negotiated stock purchases, based on stock availability, price and the Company's financial performance. It is anticipated that purchases will be made during the next twelve months, although no assurance can be given as to when they will be made or to the total number of shares that will be purchased.

7. BENEFIT PLANS - COMPONENTS OF NET PERIODIC COST
--------------------------------------------------

Benefit Equalization Plan net periodic pension expense was as follows:

                                                          Three Months                        Six Months
                                                       Ended December 31,                 Ended December 31,
                                                    -----------------------            -----------------------
                                                     2006             2005             2006             2005
                                                    -----             -----            -----             -----
                                                         (In Thousands)                   (In Thousands)
Service cost                                        $  15             $  15            $  30             $  30
Interest cost                                          44                44               88                88
Amortization of unrecognized past service
   costs                                               (3)               (3)              (6)               (6)
Amortization of unrecognized net actuarial
   loss                                                46                46               92                92
                                                    -----             -----            -----             -----
Net periodic pension expense                        $ 102             $ 102            $ 204             $ 204
                                                    =====             =====            =====             =====

Postretirement Welfare Plan net periodic postretirement benefit cost was as follows:

                                                          Three Months                        Six Months
                                                       Ended December 31,                 Ended December 31,
                                                    -----------------------            -----------------------
                                                     2006             2005             2006             2005
                                                    -----             -----            -----             -----
                                                         (In Thousands)                   (In Thousands)
Service cost                                        $  8              $  6             $ 16              $ 12
Interest cost                                          7                 6               14                12
Amortization of unrecognized past service
   liability                                           2                 3                4                 6
                                                    ----              ----             ----              ----
Net periodic postretirement benefit cost            $ 17              $ 15             $ 34              $ 30
                                                    ====              ====             ====              ====

Directors' Consultation and Retirement Plan net periodic plan cost was as follows:

                                                          Three Months                      Six Months
                                                       Ended December 31,               Ended December 31,
                                                    ----------------------            ----------------------
                                                     2006             2005             2006            2005
                                                    -----            -----            -----            -----
                                                         (In Thousands)                   (In Thousands)
Service cost                                        $ 34             $ 32            $ 68             $ 64
Interest cost                                         34               29              68               58
Amortization of unrecognized transition
   obligation                                         11               11              22               22
Amortization of unrecognized past service
   liability                                          15               15              30               30
                                                    ----             ----            ----             ----
Net periodic postretirement benefit cost            $ 94             $ 87            $188             $174
                                                    ====             ====            ====             ====

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

On September 29, 2006, the Financial Accounting Standards Board "FASB" issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 158 on our consolidated financial condition and results of operations.

On September 13, 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatements present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

9  RESTATEMENT
--------------

In a Form 8-K filed January 8, 2007, the Company reported that on January 2, 2007, the Audit Committee of the Company's Board of Directors determined that the Company will need to restate the financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and September 30, 2006 (collectively, the "Financial Statements") and the previously issued Financial Statement should no longer be relied upon.

The Company had previously disclosed its intention to reclassify its portfolio of securities held to maturity (consisting primarily of municipal bonds and to a lesser degree U.S. government obligations) to available for sale during the quarter ending December 31, 2006, for the purpose of executing sales of the municipal bonds at opportune times. A decline in pre-tax income reduces the advantage of holding tax-exempt instruments and their yield is substantially below market. During the three months ended

December 31, 2006, management sold municipal bonds with a par value of $105.9 million recording a gain of $152,000.

The determination was made by the Audit Committee that under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, an error was made in not making this reclassification during the quarter ended March 31, 2006 when the Company sold all of the government agency notes held in the portfolio. Notwithstanding the Company's decision to make the reclassification during the quarter ended December 31, 2006 in order to permit management to make periodic sales of securities from this portfolio when the opportunity presents itself, proper accounting treatment of the securities held to maturity portfolio required the change to already have been made. Furthermore, the Audit Committee believes that this reclassification should be extended to mortgage-backed securities held to maturity and included in the Financial Statements for the fiscal year ended June 30, 2006 and quarterly periods ended March 31, 2006 and September 30, 2006.

The effect of this change is that the securities are now reported at fair value instead of at amortized cost, which results in a change in the value of these assets previously reported on the statements of financial condition at March 31, 2006, June 30, 2006 and September 30, 2006. Carrying these securities at fair value will impact the accumulated other comprehensive income (loss), which is a component of stockholders' equity. The adjustments to be made to the Financial Statements are non-cash in nature and do not result in changes to the income statements or previously reported total net income for any period.

The Company intends to file the restated Financial Statements during the first quarter of the 2007 calendar year.

The following table presents changes to the Consolidated Statement of Financial Condition at June 30, 2006 resulting from the restatement:

                                                          June 30,       June 30,
                                                           2006           2006
                                                      (As previously  (As restated)
                                                         reported)
                                                      -----------------------------
                                                              (In Thousands)

Securities available for sale                             18,346        222,793

Securities held to maturity                              209,048           --

Mortgage-backed securities available for sale               --          670,329

Mortgage-backed securities held to maturity              689,962           --

Other assets                                               9,203         17,685

Total Assets                                           2,007,525      1,991,773

Accumulated other comprehensive (loss)                      (133)       (15,885)

Total Stockholders' Equity                               490,886        475,134

Total Liabilities and Stockholders' Equity             2,007,525      1,991,773


                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


FORWARD-LOOKING STATEMENTS

This Form 10-Q may include certain forward-looking statements based on current management expectations. The actual results of Kearny Financial Corp. (the "Company") could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities. Additional potential factors include changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of Kearny Federal Savings Bank, the Company's wholly-owned subsidiary, (the "Bank"). Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company's other filings with the Securities and Exchange Commission.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2006 AND JUNE 30, 2006

Total assets increased $26.2 million, or 1.3%, to $2.02 billion at December 31, 2006, from $1.99 billion at June 30, 2006, due primarily to a $90.1 million increase in net loans receivable and a $55.6 million increase in cash and cash equivalents and to a lesser degree, a $24.9 million increase in the fair value of the securities portfolio. Partially offsetting these increases were decreases in the securities portfolio due to calls and maturities, repayments and sales of securities.

Cash and cash equivalents increased 24.1% to $285.9 million at December 31, 2006 from $230.3 million at June 30, 2006. The increase in cash and cash equivalents resulted primarily from the sale of securities as well as principal and interest payments and from maturities in the securities portfolio and to a lesser degree an increase in deposits at the Bank, particularly in certificates of deposit and tiered money market accounts, as discussed below. To the extent that the Bank does not need the funds for loan originations, management expects to maintain liquidity at an elevated level as long as the Treasury yield curve remains inverted or flat because the high short term interest rates resulting from the current yield curve make cash and cash equivalents attractive.

Securities decreased by $106.3 million, or 47.7%, to $116.5 million at December 31, 2006, compared to $222.8 million at June 30, 2006. During the quarter ended December 31, 2006, management sold municipal bonds with an amortized cost of $105.7 million, recording a gain of $152,000. A decline in pre-tax income reduces the advantage of holding tax-exempt instruments and their yield was substantially below market. The municipal bond portfolio was $195.7 million at June 30, 2006, with a weighted average yield of 3.78%. At December 31, 2006, the Bank's remaining municipal bond portfolio was $92.5 million with a weighted average yield of 3.73%. During the six months ended December 31, 2006, there was also a call of a $2.0 million trust preferred security. Management utilized cash flows from principal and interest payments to fund loan originations during the six month period.

Loans receivable, net of deferred fees and costs and the allowance for loan losses, increased $90.1 million, or 12.8%, to $793.7 million at December 31, 2006, compared to $703.6 million at June 30, 2006.

The increase resulted from continuing implementation of the Bank's business plan which calls for increasing the loan portfolio while reducing the securities portfolio. Total loans constituted 39.6% of assets at December 31, 2006, compared to 35.5% at June 30, 2006. Meanwhile, the securities portfolio constituted 38.6% of assets at December 31, 2006, compared to 44.8% at June 30, 2006.

One-to-four family residential mortgage loans, particularly first mortgages and nonresidential mortgages registered most of the growth, increasing approximately $43.1 million and $37.1 million, to $509.0 million and $133.2 million at December 31, 2006, respectively. There was also an increase in home equity loans and multi-family mortgages of approximately $12.9 million and $5.1 million, which totaled $106.6 million and $16.1 million at December 31, 2006, respectively. Commercial loans decreased $823,000 to $2.4 million. There was also a nominal decrease in home equity lines of credit of $932,000 to $12.1 million. Construction loans were the only category to see a significant decrease during the six months. With balances outstanding decreasing $6.3 million to $15.7 million and gross constructions loans decreasing $10.4 million to $23.0 million. Virtually the entire decrease in gross construction loans occurred in the nonresidential category. To supplement the Bank's own loan originations, management relies on agreements to purchase mortgages from several mortgage companies, with $42.8 million purchased during the six months ended December 31, 2006. The Bank has not originated or purchased any interest only mortgages or pay option adjustable rate mortgages.

Mortgage-backed securities decreased $8.4 million, or 1.3%, to $661.9 million at December 31, 2006, from $670.3 million at June 30, 2006. Management reinvested approximately $49.6 million in mortgage-backed securities, purchasing $15.3 million in fixed rate Community Reinvestment Act ("CRA") eligible issues and $34.3 million in issues in which the underlying loans are 3/1 or 5/1 adjustable rate mortgages. Excluding the CRA eligible issues, which the Bank purchases to meet its CRA investments requirement, it has been management's policy for several years to purchase only adjustable rate issues, preferably seasoned such that the conversion to a one-year adjustable product may be less than three or five years away. Management's redeployment of cash flows from principal and interest payments to fund loan originations contributed to the decrease in the size of the mortgage-backed security portfolio.

Premises and equipment was unchanged at $35.9 million at both December 31 and June 30, 2006, as depreciation virtually offset the cost of additions to fixed assets. The most significant addition to premises and equipment during the period was completion of renovations at the Bank's retail branch in Old Tappan, New Jersey at a cost of approximately $361,000. Bank owned life insurance increased $261,000, or 1.8%, to $14.9 million at December 31, 2006 compared to $14.6 million at June 30, 2006, due to an increase in the cash surrender value of the underlying insurance policies.

Deposits increased $36.3 million, or 2.5%, to $1.48 billion at December 31, 2006, compared to $1.44 billion at June 30, 2006. During the six months ended December 31, 2006, certificates of deposit and interest-bearing demand deposits, particularly tiered money market deposit accounts, increased approximately $70.7 million and $17.7 million, to $953.8 million and $139.8 million, respectively; while savings deposits decreased approximately $47.9 million to $329.6 million and non-interest-bearing deposits decreased $4.3 million to $56.8 million. The ongoing threat of loss of deposits to competitors, both core deposits and certificates of deposit, necessitated the continuance of promotional interest rates to counteract promotions offered by other financial institutions in the
Bank's market area, however, mid-way through the quarter ended December 31, 2006, management began to back away from this strategy in an attempt to mitigate margin compression resulting from the increased cost of deposits from promotional interest rates. Management expects to re-price the popular tiered money market account to keep its growth under control. The challenge for management continues to be balancing the rate of attrition against reducing the Bank's cost of deposits. Management expects some loss of deposits as certificates of deposit with five, nine and 13 month terms previously offered with promotional interest rates mature during 2007.

Federal Home Loan Bank advances decreased $5.3 million, or 8.7%, to $55.8 million at December 31, 2006, compared to $61.1 million at June 30, 2006. The reduction in borrowings resulted from the maturity of a $5.0 million advance, with an interest rate of 5.90%, and scheduled principal payments on amortizing advances.

During the six months ended December 31, 2006, stockholders' equity decreased $3.8 million, or 0.8%, to $471.3 million at December 31, 2006 compared to $475.1 million at June 30, 2006. The decrease was primarily the result of stock repurchases partially offset by an increase in accumulated other comprehensive income. The Company purchased 54,314 shares at a cost of $789,000 for the restricted stock plan and purchased 1,091,063 shares at a cost of $17.4 million as treasury shares. Cash dividends of $0.10 per share totaling $1.8 million declared for payment in the quarters ended December 31, 2006 and ending March 31, 2007 also contributed to the decrease in stockholders' equity. Partially offsetting the decrease was an increase of $10.4 million in accumulated other comprehensive income (loss) due to a decrease in the unrealized loss on securities held at December 31, 2006, net income of $1.5 million recorded during the period, the release of $1.1 million of Employee Stock Ownership Plan shares, the release of $1.7 million of restricted stock plan shares, a $996,000 adjustment to equity for expensing stock options and a tax benefit of $434,000 recorded due to vesting of restricted stock.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

GENERAL. Net income for the quarter ended December 31, 2006 was $547,000 or $0.01 per share, a decrease of $1.8 million, or 78.3%, from $2.3 million or $0.03 per share for the quarter ended December 31, 2005. The decrease in net income resulted primarily from a decrease in net interest income and an increase in non-interest expense, particularly salaries and employee benefits due to the cost of stock compensation plans.

NET INTEREST INCOME. Net interest income for the three months ended December 31, 2006 was $11.2 million, a decrease of $1.3 million, or 10.4%, compared to $12.5 million for the three months ended December 31, 2005. The decrease in net interest income was due for the most part to a significant increase in interest expense only partially offset by an increase in interest income. To a lesser degree, a reduction in the volume of interest-earnings assets versus interest-bearing liabilities contributed to the decrease in net interest income.

The Bank's net interest rate spread decreased 39 basis points to 1.67% for the quarter ended December 31, 2006, from 2.06% for the quarter ended December 31, 2005. During the quarter ended December 31, 2006, interest rate sensitivity was still an issue as interest-bearing liabilities continued to re-price faster than interest-earning assets, due to both the promotional interest rates utilized to attract new deposits, which also affected the rollover rates on maturing certificates of deposit, as well as offering generally higher non-promotional interest rates to remain competitive in the market place. The cost of average interest-bearing liabilities increased 94 basis points, from 2.54% for the three months ended December 31, 2005, to 3.48% for the three months ended December 31, 2006. During the quarter ended December 31, 2006, the yield on average interest-earning assets increased 55 basis points, to 5.15% for the quarter ended December 31, 2006, from 4.60% for the quarter ended December 31, 2005.

The Bank's net interest margin decreased 22 basis points to 2.39% for the three months ended December 31, 2006, compared with 2.61% for the three months ended December 31, 2005. Average interest-earning assets during the quarter ended December 31, 2006 were $1.87 billion or $41.5 million less than average interest-earning assets of $1.91 billion during the quarter ended December 31, 2005. The decrease resulted in part from use of cash to fund deposit outflows and reduce borrowed money as well as fund stock repurchases. Average interest-bearing liabilities during the quarter ended December 31, 2006 were $1.48 billion or $15.3 million less than average interest-bearing liabilities of $1.50 billion during the quarter ended December 31, 2005. The ratio of average interest-earning assets to average interest-bearing liabilities was 126.2% for the quarter ended December 31, 2006, compared to 127.7% for the quarter ended December 31, 2005.

INTEREST INCOME. Total interest income increased $2.1 million, or 9.5%, to $24.1 million for the three months ended December 31, 2006, from $22.0 million for the three months ended December 31, 2005. Year-over-year, interest income from loans and other interest-earning assets increased while interest from mortgage-backed securities and securities decreased.

Interest income from loans receivable increased $2.6 million, or 30.6%, to $11.1 million for the three months ended December 31, 2006, from $8.5 million for the three months ended December 31, 2005 due to growth in the portfolio as well as an improvement in yield. The average balance of net loans receivable increased $155.2 million to $766.4 million during the quarter ended December 31, 2006, from $611.2 million during the quarter ended December 31, 2005. The Bank's business plan seeks to continue increasing the Bank's loan portfolio while reducing its reliance on securities to generate interest income. Average net loans receivable constituted 41.0% of average interest-earning assets for the quarter ended December 31, 2006, as compared to 32.0% for the same quarter a year ago. By contrast, average securities constituted 45.4% of average interest-earning assets for the quarter ended December 31, 2006, as compared to 64.3% for the quarter ended December 31, 2005. The yield on average net loans receivable increased 19 basis points to 5.78% for the quarter ended December 31, 2006, compared to 5.59% for the quarter ended December 31, 2005. The improvement in yield year-over-year was due in part to growth in the nonresidential mortgage category.

Interest income from mortgage-backed securities decreased $341,000, or 4.1%, to $8.1 million for the three months ended December 31, 2006, compared to $8.4 million for the three months ended December 31, 2005 due to a reduction in the portfolio partially offset by an improvement in yield. The average balance of mortgage-backed securities decreased $64.2 million to $675.1 million for the quarter ended December 31, 2006, from $739.3 million for the quarter ended December 31, 2005. The yield on average mortgage-backed securities increased 23 basis points to 4.78% for the three months ended December 31, 2006, from 4.55% for the three months ended December 31, 2005. The decrease in the average balance of mortgage-backed securities, year-over-year, resulted from the redeployment of principal payments into loan originations. The increase in yield resulted from rate adjustments in pass-through certificates containing adjustable rate mortgages. Excluding fixed rate CRA eligible securities, management typically reinvests in adjustable rate product, preferably seasoned 3/1 and 5/1 adjustable rate mortgages such that the first rate change date and conversion to a one-year adjustable product may be less than three or five years away.

Interest income from securities decreased $2.5 million, or 58.1%, to $1.8 million for the quarter ended December 31, 2006, from $4.3 million for the quarter ended December 31, 2005 due to a substantial reduction in the portfolio partially offset by an improvement in yield. The average balance of securities decreased $315.1 million to $173.4 million for the quarter ended December 31, 2006, compared to $488.5 million for the quarter ended December 31, 2005. The decrease in the average balance was due primarily to the sale of the Bank's entire portfolio of government agency notes and Freddie Mac common stock in February 2006. Those sales were followed by a sale of municipal bonds, with an amortized cost of $105.7 million during the quarter ended December 31, 2006. The yield on average securities improved 54 basis points from 3.54% for the three months ended December 31, 2005, to 4.08% for the three months ended December 31, 2006. The higher yield on securities resulted from the sale of the government agency notes and municipal bonds. The yield on the notes was 3.22% at the time of their sale. The yield on the bonds was 3.78% at June 30, 2006, with the remaining balance of the portfolio yielding 3.73% at December 31, 2006.

Interest income from other interest-earning assets increased $2.5 million to $3.2 million for the quarter ended December 31, 2006, from $705,000 for the quarter ended December 31, 2005. This was a result of a significant increase in the average balance of other interest-earning assets as well as an improvement in yield. There was a $182.4 million increase in the average balance of other interest-earning assets to $254.3 million for the three months ended December 31, 2006, from $71.9 million for the three months ended December 31, 2005. There was a 106 basis point increase in the yield on average other interest-earning assets to 4.98% for the quarter ended December 31, 2006, from 3.92% for the quarter ended December 31, 2005, due to rising short-term interest rates year-over-year, particularly the rate paid on overnight deposits and due also to an increase in the dividend yield on Federal Home Loan Bank ("FHLB") of New York capital stock. The average balance of other interest-earning assets increased due to an increase in interest-earning deposits in other banks, the primary component of other interest-earning assets, partially offset by a decrease of $4.0 million in the average balance of FHLB capital stock, due to a repurchase by FHLB to meet regulatory requirements. To the extent not required to fund loan originations, management reinvested cash flows from the sales of securities and principal and interest payments from securities in cash equivalents pending redeployment into other earning assets.
..
INTEREST EXPENSE. Total interest expense increased $3.4 million, or 35.8%, to $12.9 million for the three months ended December 31, 2006, from $9.5 million for the three months ended December 31, 2005. Year-over-year, there was a significant increase in interest expense attributed to deposits and a slight decrease in interest expense from borrowings.

Interest expense from deposits increased $3.4 million, or 39.1%, to $12.1 million for the three months ended December 31, 2006, from $8.7 million for the three months ended December 31, 2005. The increase resulted primarily from an increase in the cost of average interest-bearing deposits, which more than offset a decrease in the average balance of interest-bearing deposits. The cost of average interest-bearing deposits increased 99 basis points to 3.40% for the quarter ended December 31, 2006, from 2.41% for the quarter ended December 31, 2005. At various times during the year, management offered promotional rates on selected certificates of deposit maturities and tiered money market deposit accounts in an effort to retain and attract deposits. This strategy had a significant effect on the Bank's cost of funds year-over-year. Midway through the current quarter, management began to back away from this strategy in an attempt to mitigate margin compression. The average balance of interest-bearing deposits decreased $12.1 million to $1.42 billion for the three months ended December 31, 2006, from $1.43 billion for the three months ended December 31, 2005.

Interest expense from Federal Home Loan Bank advances decreased $50,000, or 5.8%, to $807,000 for the quarter ended December 31, 2006, from $857,000 for the quarter ended December 31, 2005 due to a decrease in average borrowings and a decrease in cost. Average borrowings decreased $3.3 million to $58.2 million for the three months ended December 31, 2006, from $61.5 million for the three months ended December 31, 2005. The decrease in the average balance resulted from the maturity of a $5.0 million advance and scheduled principal payments on amortizing advances. The maturity of the advance, which was the Bank's most costly borrowing at 5.90%, also contributed to a decrease in the cost of average borrowings of three basis points to 5.55% from 5.58%, year-over-year.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased $55,000 to $119,000 for the quarter ended December 31, 2006, as compared to $64,000 during the quarter ended December 31, 2005. The provisions during both quarters resulted primarily from growth in the loan portfolio. Total loans increased to $798.1 million at December 31, 2006 from $748.0 million at September 30, 2006. Asset quality continued to be strong as non-performing loans were $639,000, or 0.08% of total loans at December 31, 2006, as compared to $1.0 million, or 0.14% of total loans at September 30, 2006. The allowance for loan losses as a percentage of total loans outstanding was 0.72% at December 31, 2006 and 0.75% at September 30, 2006, reflecting allowance balances of $5.8 million and $5.6 million, respectively. The increase in the allowance balance during the current quarter included a recovery of $27,000.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2006 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

NON-INTEREST INCOME. Non-interest income attributed to fees, service charges and miscellaneous income was virtually unchanged, increasing $3,000 year-over-year to $620,000 during the three months ended December 31, 2006. Fees and service charges from operations and the Bank's retail branch network were lower by $13,000 but miscellaneous income increased $16,000 compared to the year earlier quarter. The quarter ended December 31, 2005 included non-recurring loan prepayment fees of $73,000. Management plans to introduce an overdraft privilege program for the Bank's retail customers as a way of increasing fee income.

There was a gain on sale of securities during the quarter ended December 31, 2006 of $152,000 but no gain during the comparative quarter ended December 31, 2005.

NON-INTEREST EXPENSE. Total non-interest expense increased $1.1 million, or 10.9%, to $11.2 million for the three months ended December 31, 2006, from $10.1 million for the three months ended December 31, 2005. The increase resulted primarily from increases in salaries and employee benefits, net occupancy expense of premises, equipment expense and advertising expense, partially offset by directors' compensation expense.

Salaries and employee benefits increased $986,000, or 17.1%, to $6.7 million for the quarter ended December 31, 2006, compared to $5.8 million for the quarter ended December 31, 2005. Management attributes the increase primarily to the 2005 Stock Compensation and Incentive Plan approved at the Company's annual stockholders' meeting held in October 2005, which resulted in an expense of $933,000 during the quarter ended December 31, 2006; a $653,000 increase compared to $280,000 recorded in the quarter ended December 31, 2005. The current quarter included Employee Stock Ownership Plan compensation expense of $595,000, an increase of $132,000 compared to $463,000 during the quarter ended December 31, 2005 due to an increase in the Company's average stock price, year-over-year. Year-over-year, there were increases totaling approximately $201,000 in other components of salaries and employee benefits, including a decrease of $49,000 in compensation expense, an increase of $104,000 in pension expense, an increase in other benefits expense of $95,000 and a $51,000 increase in payroll taxes expense due primarily to vesting of restricted stock.

Year-over-year, net occupancy expense of premises increased $52,000 to $841,000 from $789,000. The increase resulted principally from a $53,000 increase in property taxes expense attributed to the Bank's facilities. Increases in rent expense, net, depreciation expense and utilities expense of $10,000, $30,000 and 8,000, respectively, were offset by a $47,000 decrease in repairs and maintenance expense.

Equipment expense increased $21,000, with an expense in both quarters of approximately $1.1 million. An increase in service bureau expense of $80,000 was partially offset by a decrease of $59,000 in maintenance expense.

Advertising expense increased $24,000 to $409,000, compared to $385,000 during the same period in the prior year, due to an extensive advertising campaign to promote special certificate of deposit and tiered money market deposit account interest rates. There were also advertising campaigns focused on loan products and celebration of the first year anniversary of the Bank's retail branch opening in Lacey Township, New Jersey.

Directors' compensation decreased $21,000, to $561,000 during the quarter ended December 31, 2006, compared to $582,000 in the quarter ended December 31, 2005. An increase of $95,000 attributed to the 2005 Stock Compensation and Incentive Plan approved at the Company's annual stockholders' meeting held in October 2005, was offset by $80,000 and $36,000 decreases in directors' fees and other director compensation, respectively. The Company's obligation to pay advisory board fees in connection with its acquisition of West Essex Bancorp ended in June 2006, which contributed to lower directors' fees while other forms of director compensation decreased due to the Board's decision to freeze its incentive compensation plan for the time being.

Though miscellaneous expenses were unchanged at $1.2 million between comparative periods, there were several variances of note, year-over-year. Included in the current quarter were increases in both legal and professional and consulting fees of $79,000 and $36,000, respectively, which management attributes to ongoing evaluation and implementation of growth and diversification strategies related to execution of the Company's business plan. Meanwhile, expenses attributed to the Company's annual meeting decreased $57,000, since the earlier quarter contained all of the cost from the first annual meeting held in October 2005 and management began to accrue for the cost of the 2006 meeting. The quarter ended December 31, 2005 also included a settlement for $51,000 with the New Jersey Division of Taxation resulting from a use tax audit covering the previous five years.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased $488,000, or 84.6%, to $89,000 for the quarter ended December 31, 2006, from $577,000 for the quarter ended December 31, 2005. The effective income tax rate was 14.0% for the three months ended December 31, 2006, as compared to 19.9% for the three months ended December 31, 2005. The effective tax rate declined due to interest from tax-exempt securities becoming a greater percentage of net income as net income declined. Tax-exempt interest reduced the Company's federal income expense by approximately $420,000 during the quarter ended December 31, 2006, compared to a reduction of approximately $603,000 in the quarter ended December 31, 2005. Management is liquidating the municipal bond portfolio due to the decline in pre-tax income which reduces the advantage of holding tax-exempt instruments as well as the low yield on the portfolio.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

GENERAL. Net income for the six months ended December 31, 2006 was $1.5 million or $0.02 per share, a decrease of $3.8 million, or 71.7%, from $5.3 million or $0.07 per share for the six months ended December 31, 2005. The decrease in net income resulted primarily from a decrease in net interest income and an increase in non-interest expense, particularly salaries and employee benefits and directors' compensation due to the cost of stock compensation plans.

NET INTEREST INCOME. Net interest income for the six months ended December 31, 2006 was $22.9 million, a decrease of $2.4 million, or 9.5%, compared to $25.3 million for the six months ended December 31, 2005. The decrease in net interest income was due for the most part to a significant increase in interest expense only partially offset by an increase in interest income. To a lesser degree, a reduction in the volume of interest-earnings assets versus interest-bearing liabilities contributed to the decrease in net interest income.

The Bank's net interest rate spread decreased 33 basis points to 1.76% for the six months ended December 31, 2006, from 2.09% for the six months ended December 31, 2005. The cost of average interest-bearing liabilities increased 87 basis points, from 2.47% for the six months ended December 31, 2005, to 3.34% for the six months ended December 31, 2006. During the six months ended December 31, 2006, the yield on average interest-earning assets increased 54 basis points, to 5.10% for the six months ended December 31, 2006, from 4.56% for the six months ended December 31, 2005. Interest-bearing liabilities continued to re-price faster than interest-earning assets during the six months ended December 31, 2006, due to both the promotional interest rates utilized to attract new deposits, which also affected the rollover rates on maturing certificates of deposit, as well as offering generally higher non-promotional interest rates resulting from competitive pressures in the market place. During the comparative period, management had temporarily ceased offering promotional interest rates, a strategy which began earlier in 2005, but was forced to resume those efforts to address the deposit outflows when the promotions ceased.

The Bank's net interest margin decreased 16 basis points to 2.46% for the six months ended December 31, 2006, compared with 2.62% for the six months ended December 31, 2005. Average interest-earning assets during the six months ended December 31, 2006 were $1.86 billion or $71.0 million less than average interest-earning assets of $1.93 billion during the six months ended December 31, 2005. The decrease resulted in part from use of cash to fund deposit outflows and reduce borrowed money as well as fund stock repurchases. Average interest-bearing liabilities during the six months ended December 31, 2006 were $1.47 billion or $45.1 million less than average interest-bearing liabilities of $1.51 billion during the six months ended December 31, 2005. The ratio of average interest-earning assets to average interest-bearing liabilities was 126.8% for the six months ended December 31, 2006, compared to 127.7% for the six months ended December 31, 2005.

INTEREST INCOME. Total interest income increased $3.4 million, or 7.7%, to $47.4 million for the six months ended December 31, 2006, from $44.0 million for the six months ended December 31, 2005. Year-over-year, interest income from loans and other interest-earning assets increased while interest from mortgage-backed securities and securities decreased.

Interest income from loans receivable increased $4.7 million, or 28.1%, to $21.4 million for the six months ended December 31, 2006, from $16.7 million for the six months ended December 31, 2005 due primarily to growth in the portfolio as well as an improvement in yield. The average balance of net loans receivable increased $150.1 million to $744.1 million during the six months ended December 31, 2006, from $594.0 million during the six months ended December 31, 2005. The increase resulted from continuing implementation of the Bank's business plan which calls for increasing the loan portfolio while reducing the securities portfolio. Average net loans receivable constituted 40.0% of average interest-earning assets for the six months ended December 31, 2006, as compared to 30.8% for the same period a year ago. By contrast, average securities constituted 47.3% of average interest-earning assets for the six months ended December 31, 2006, as compared to 64.5% for the six months ended December 31, 2005. During the six months ended December 31, 2006, the Bank purchased approximately $42.8 million in loans from mortgage companies compared to approximately $3.8 million during the same period a year earlier due to the slowing real restate market, which affected the Bank's ability to originate loans internally. The yield on average net loans receivable increased 14 basis points to 5.75% for the six months ended December 31, 2006, compared to 5.61% for the six months ended December 31, 2005. The improvement in yield year-over-year was due in part to growth in the nonresidential mortgage category.

Interest income from mortgage-backed securities decreased $888,000, or 5.2%, to $16.1 million for the six months ended December 31, 2006, compared to $17.0 million for the six months ended December 31, 2005 due to a significant reduction in the portfolio partially offset by an improvement in yield. The average balance of mortgage-backed securities decreased $69.0 million to $679.4 million for the six months ended December 31, 2006, from $748.4 million for the six months ended December 31, 2005. The yield on average mortgage-backed securities increased 20 basis points to 4.74% for the six months ended December 31, 2006, from 4.54% for the six months ended December 31, 2005.

The decrease in the average balance of mortgage-backed securities, year-over-year, resulted from the redeployment of principal payments into loan originations. The increase in yield resulted from rate adjustments in pass-through certificates containing adjustable rate mortgages. Excluding CRA eligible securities which are fixed rate, when redeploying cash flows from the portfolio back into mortgage-backed securities, management routinely reinvested in adjustable rate product, preferably seasoned 3/1 and 5/1 adjustable rate mortgages such that the first rate change date and conversion to a one-year adjustable product may be less than six or five years away. By sacrificing higher yields on fixed rate securities in the short-term, the Bank gained some interest rate risk protection in the future.

Interest income from securities decreased $4.6 million, or 52.9%, to $4.1 million during the six months ended December 31, 2006, from $8.7 million during the six months ended December 31, 2005 due to a substantial reduction in the portfolio partially offset by an improvement in yield. The average balance of securities decreased $295.2 million to $199.9 million for the six months ended December 31, 2006, compared to $495.1 million for the six months ended December 31, 2005. The decrease in the average balance was due primarily to the sale of the Bank's entire portfolio of government agency notes, with an amortized cost of $249.0 million, and Freddie Mac common stock with a fair value of $8.9 million, in February 2006. Those sales were followed by a sale of municipal bonds, with an amortized cost of $105.7 million during the six months ended December 31, 2006. During the comparative period, management was still reinvesting cash flows from maturing securities back into the portfolio, primarily in the tax-exempt category, due to nominally higher coupons as well as higher tax equivalent yields. However, the decline in pre-tax income reduces the advantage of holding tax-exempt instruments. The yield on average securities improved 54 basis points from 3.51% for the six months ended December 31, 2005, to 4.05% for the six months ended December 31, 2006. The higher yield on securities resulted from the sale of the government agency notes and municipal bonds. The yield on the notes was 3.22% at the time of their sale. The yield on the bonds was 3.78% at June 30, 2006, with the remaining balance of the portfolio yielding 3.73% at December 31, 2006.

Interest income from other interest-earning assets increased $4.2 million, or 262.5%, to $5.8 million for the six months ended December 31, 2006, from $1.6 million for the six months ended December 31, 2005. This was a result of a significant increase in the average balance of other interest-earning assets as well as an improvement in yield. There was a $143.0 million increase in the average balance of other interest-earning assets to $234.7 million for the six months ended December 31, 2006, from $91.7 million for the six months ended December 31, 2005. There was a 142 basis point increase in the yield on average other interest-earning assets to 4.97% for the six months ended December 31, 2006, from 3.55% for the six months ended December 31, 2005, due to increases in short-term interest rates year-over-year, particularly the rate paid on overnight  deposits  as well as the  dividend  yield on  Federal  Home Loan Bank
("FHLB")   of  New  York   capital   stock.   The   average   balance  of  other
interest-earning assets increased due to an increase in interest-earning deposits, the primary component of other interest-earning assets, partially offset by a decrease in FHLB capital stock of $5.0 million due to a repurchase by FHLB to meet regulatory requirements. Management reinvested the proceeds from the sales of securities in cash equivalents pending redeployment into other earning assets.
..
INTEREST EXPENSE. Total interest expense increased $5.8 million, or 31.0%, to $24.5 million for the six months ended December 31, 2006, from $18.7 million for the six months ended December 31, 2005. Year-over-year, there was a significant increase in interest expense attributed to deposits and a nominal decrease in interest expense from borrowings.

Interest expense from deposits increased $5.9 million, or 34.9%, to $22.8 million for the six months ended December 31, 2006, from $16.9 million for the six months ended December 31, 2005. The increase resulted primarily from an increase in the cost of average interest-bearing deposits, which more than offset a decrease in the average balance of interest-bearing deposits. The cost of average interest-bearing deposits increased 91 basis points to 3.25% for the six months ended December 31, 2006, from 2.34% for the six months ended December 31, 2005. The average balance of interest-bearing deposits decreased $42.6 million to $1.41 billion for the six months ended December 31, 2006, from $1.45 billion for the six months ended December 31, 2005. During the year, management offered promotional rates on selected certificates of deposit maturities and tiered money market deposit accounts in an effort to retain and attract deposits. This strategy had a significant effect on the Bank's cost of funds year-over-year. Midway through the quarter ended December 31, 2006, management began to back away from this strategy in an attempt to mitigate margin compression. With respect to the same period a year ago, the Bank reacted to competitive pressures in the market place earlier in 2005 by offering a premium short-term interest rate, which attracted new money in the form of certificates of deposit and then ceased offering promotional interest rates due to the rising cost of funds.

Interest expense from Federal Home Loan Bank advances decreased $70,000, or 4.1%, virtually unchanged at $1.7 million, year-over-year. Average borrowings decreased $2.1 million to $60.0 million for the six months ended December 31, 2006, from $62.1 million for the six months ended December 31, 2005. The cost of average borrowings was unchanged at 5.56%. The decrease in the average balance resulted from scheduled principal payments on amortizing advances and to a limited degree the maturity of a $5.0 million advance in November 2006.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased $138,000, to $277,000 for the six months ended December 31, 2006, from a $139,000 provision recorded during the six months ended December 31, 2005. Management attributes the increase principally to growth in the loan portfolio. Total loans increased to $798.1 million at December 31, 2006 from $708.0 million at June 30, 2006. Asset quality continued to be strong as non-performing loans were $639,000, or 0.08% of total loans at December 31, 2006, as compared to $1.0 million, or 0.14% of total loans at June 30, 2006. The allowance for loan losses as a percentage of total loans outstanding was 0.72% at December 31, 2006 and 0.77% at June 30, 2006, reflecting allowance balances of $5.8 million and $5.5 million, respectively. The increase in the allowance balance during the six months ended December 31, 2006 included a recovery of $27,000 and no charge-offs compared to a recovery and charge-off of $5,000 and $6,000, respectively, during the six months ended December 31, 2005.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2006 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

NON-INTEREST INCOME. Non-interest income attributed to fees, service charges and miscellaneous income increased $64,000, or 5.7%, to $1.2 million during the six months ended December 31, 2006 compared to $1.1 million during the six months ended December 31, 2005. Fees and service charges from operations and the Bank's retail branch network decreased by $62,000 but miscellaneous income increased $126,000 compared to the year earlier period. Income from bank owned life insurance increased $58,000 due to the purchase of additional insurance during the six months ended December 31, 2005. During the six months ended December 31, 2005, fees and service charges included non-recurring loan prepayment fees of $85,000 compared to $1,000 in 2006. There was also a loss on sale of real estate owned of $35,000 recorded during the six months ended December 31, 2005 with no such loss in the current period.

There was a gain on sale of securities during the six months ended December 31, 2006 of $152,000 compared to $86,000 during the six months ended December 31, 2005.

NON-INTEREST EXPENSE. Total non-interest expense increased $2.8 million, or 14.4%, to $22.3 million for the six months ended December 31, 2006, from $19.5 million for the six months ended December 31, 2005. The increase resulted primarily from increases in salaries and employee benefits and directors' compensation with nominal increases in net occupancy expense of premises, equipment expense, advertising expense and miscellaneous expense.

Salaries and employee benefits increased $2.2 million, or 19.3%, to $13.6 million for the six months ended December 31, 2006, compared to $11.4 million for the six months ended December 31, 2005. Management attributes the increase primarily to the 2005 Stock Compensation and Incentive Plan approved at the Company's annual stockholders' meeting held in October 2005, which resulted in an expense of $1.9 million during the six months ended December 31, 2006; a $1.6 million increase compared to $280,000 recorded in the six months ended December 31, 2005. The current six months included Employee Stock Ownership Plan compensation expense of $1.1 million, an increase of $222,000 compared to $922,000 during the six months ended December 31, 2005 due to an increase in the Company's average stock price, year-over-year. Other components of salaries and employee benefits increased $389,000 compared to the prior year, including increases of $80,000 and $36,000 in compensation expense and pension expense, respectively, both due to normal salary increases, an increase in other benefits expense of $231,000 due principally to employee health insurance and a $42,000 increase in payroll taxes expense due primarily to vesting of restricted stock.

Net occupancy expense of premises increased $14,000, virtually unchanged at $1.7 million, year-over-year. Rental income from surplus retail branch space resulted in a $29,000 decrease in rent expense, net, and repairs and maintenance expense decreased $72,000. They were offset by increases in property taxes expense, depreciation expense and utilities expense of $22,000, $58,000 and $36,000, respectively. The Bank leases surplus space in retail branch facilities in Springfield and River Vale and will begin receiving rental income from the Pleasantdale office in West Orange beginning in January 2007.

Equipment expense increased $44,000 to $2.2 million from $2.1 million during the six months ended December 31, 2005. An increase in service bureau expense of $89,000, resulting from higher data processing costs and depreciation expense of $9,000 were partially offset by a decrease of $54,000 in repairs and maintenance expense.

Advertising expense increased $92,000 to $802,000, compared to $710,000 during the same period in the prior year, due to an extensive advertising campaign to publicize promotional interest rates for certificates of deposit, tiered money market deposit accounts and StarBanking, a bundled services package. There were also extensive advertising campaigns focused on the Bank's loan products.

Directors' compensation increased $406,000, to $1.2 million during the six months ended December 31, 2006, compared to $812,000 during the six months ended December 31, 2005. An increase of $486,000 attributed to the 2005 Stock Compensation and Incentive Plan approved at the Company's annual stockholders' meeting held in October 2005, was partially offset by an $118,000 decrease in directors' fees. The Company's obligation to pay advisory board fees in connection with its acquisition of West Essex Bancorp ended in June 2006, which contributed to lower directors' fees while other forms of compensation, including the directors' incentive compensation plan increased $38,000. The directors' incentive compensation plan was not frozen until the quarter ended December 31, 2006.

Though miscellaneous expenses were virtually unchanged at $2.2 million, increasing $14,000 between comparative periods, there were several variances of note, year-over-year. Included in the current quarter were increases in both legal and professional and consulting fees of $64,000 and $26,000, respectively, which management attributes to ongoing evaluation and implementation of growth and diversification strategies related to execution of the Company's business plan. The six months ended December 31, 2005 also included a settlement for $51,000 with the New Jersey Division of Taxation resulting from a use tax audit covering the previous five years.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased $1.4, or 87.5%, to $165,000 for the six months ended December 31, 2006, from $1.6 million for the six months ended December 31, 2005. The effective tax rate was 10.1% for the six months ended December 31, 2006, as compared to 22.8% for the six months ended December 31, 2005. The effective tax rate declined due to interest from tax exempt securities becoming a greater percentage of net income as net income declined. Tax-exempt interest reduced the Company's federal income expense by approximately $1.0 million during the six months ended December 31, 2006, compared to a reduction of approximately $1.2 million during the six months ended December 31, 2005. Management is liquidating the municipal bond portfolio due to the decline in pre-tax income which reduces the advantage of holding tax-exempt instruments as well as the low yield on the portfolio. During the six months ended December 31, 2005, the Company recorded adjustments attributed to filing its federal and state income tax returns for the year ended June 30, 2005, reducing tax expense by $81,000.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, principal amortization, principal prepayments and maturities of mortgage-backed securities and loans receivable; maturities of securities and funds provided from operations. In addition, the Bank invests excess funds in short-term interest-earning assets such as overnight deposits, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank attempts to maintain adequate but not excessive liquidity, and liquidity management is both a daily and long-term function of business management. However, to the extent that the Bank does not need the funds for loan originations, management expects to maintain liquidity at an elevated level as long as the Treasury yield curve remains inverted or flat.

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At December 31, 2006, the Bank had outstanding commitments to originate loans of $10.7 million, commitments to fund the purchase of loans on a flow basis of $55.9 million, construction loans in process of $9.5 million and unused lines of credit of $28.2 million.

During the quarter ended June 30, 2006, management introduced promotional rates for terms of five, nine and 13 months to retain and attract new certificates of deposit. The Bank continued to offer the promotional rates for certificates of deposit with those terms during the quarter ended September 30, 2006 as well as a promotional rate for a tiered money market deposit account. The program continued until midway through the current quarter when the Bank ceased to offer promotional rates on certificates of deposit. Management reduced the most costly tier on the tiered money market deposit account in January 2007.

Certificates of deposit increased $70.7 million from $883.1 million at June 30, 2006 to $953.8 million at December 31, 2006 while interest-bearing transaction accounts increased $17.7 million from $122.1 million at June 30, 2006 to $139.8 million at December 31, 2006, with most of the increase attributed to tiered money market deposit accounts. Certificates of deposit scheduled to mature in one year or less at December 31, 2006 totaled $831.5 million compared to $658.2 million at June 30, 2006. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. However, given management's more conservative pricing strategy implemented in late October 2006, the Bank could face significant deposit outflows during 2007. The Bank's substantial liquidity position, which includes $285.9 million in cash and cash equivalents at December 31, 2006, provides a cushion for deposit outflows, if they occur.

Borrowings from the Federal Home Loan Bank ("FHLB") of New York are available to supplement the Bank's liquidity position and to the extent that maturing deposits do not remain with us, they may need to be replaced with borrowings. At December 31, 2006, advances from the FHLB amounted to $55.8 million. The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit of $200.0 million or by taking additional short-term or long-term advances.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2006, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision (the "OTS").

The following table sets forth the Bank's capital position at December 31, 2006, as compared to the minimum regulatory capital requirements:

                                                                December 31, 2006 (Unaudited)
                                        -------------------------------------------------------------------------------
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                        Minimum Capital           Prompt Corrective
                                                 Actual                   Requirements            Action Provisions
                                        -------------------------    -----------------------    -----------------------
                                          Amount         Ratio        Amount        Ratio        Amount        Ratio
                                        ------------    ---------    ----------   ----------    ---------    ----------
                                                                    (Dollars in Thousands)
Total Capital
  (to risk-weighted assets)              $  378,691       46.34%      $ 65,381        8.00%     $ 81,726        10.00%

Tier 1 Capital
  (to risk-weighted assets)              $  372,936       45.63%         -            -         $ 49,036         6.00%

Core (Tier 1) Capital
  (to adjusted total assets)             $  372,936       19.28%      $ 58,024        3.00%     $ 96,707         5.00%

Tangible Capital
  (to adjusted total assets)             $  372,936       19.28%      $ 29,012        1.50%        -             -


In December 2006, the Bank received approval from the Office of Thrift Supervision for a $15.0 million capital distribution to the Company. The cash dividend was paid in January 2007.

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

The following table sets forth the Bank's NPV as of September 30, 2006, the most recent date for which the Bank has received the Bank's NPV as calculated by the OTS. Management does not believe that there has been a material adverse change in the Bank's interest rate risk during the three months ended December 31, 2006.

                                                              At September 30, 2006
                            ------------------------------------------------------------------------------------------
                                                                                  Net Portfolio Value
                                  Net Portfolio Value                       as % of Present Value of Assets
                            ---------------------------------     ----------------------------------------------------
                                                                                     Net Portfolio       Basis Point
 Changes in Rates (1)         $ Amount           $ Change           % Change          Value Ratio          Change
-----------------------     --------------     --------------     --------------     --------------     --------------
                                                                 (In Thousands)
       +300 bp                290,401           -129,994               -31%             15.90%            -541 bp
       +200 bp                334,873            -85,521               -20%             17.85%            -346 bp
       +100 bp                378,786            -41,609               -10%             19.67%            -164 bp
          0 bp                420,395              -                    -               21.31%              -
       -100 bp                457,349            +36,954                +9%             22.69%            +138 bp
       -200 bp                488,198            +67,803               +16%             23.77%            +246 bp

(1) The -300 bp scenario is not shown due to the low prevailing interest rate environment.

This analysis also indicated that as of September 30, 2006 an immediate and permanent 2.00% increase in interest rates would cause an approximately 7.57% decrease in our net interest income.

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

                                     PART II


     ITEM 1.        Legal Proceedings
                    -----------------

                    At December 31, 2006, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

     ITEM 1A.       Risk Factors
                    ------------

                    Management of the Company does not believe there has been any material changes with regard to the Risk Factors previously disclosed under Item 1A. of the Company's Form 10-K for the year ended June 30, 2006, previously filed with the Securities and Exchange Commission.

     ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds
                    -----------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES

                    The   following   table   reports   information    regarding
                    repurchases of the Company's common stock during the quarter ended December 31, 2006.

--------------------------------------------------------------------------------
                                                Total Number of    Maximum
                                                     Shares       Number of
                                                  Purchased by    Shares that
                        Total                   Part of Publicly  May Yet Be
                       Number of     Average       Announced    Purchased Under
                        Shares      Price Paid     Plans or       the Plans or
Period                 Purchsed     per Share      Programs       Programs(1)
--------------------------------------------------------------------------------
October 1-31, 2006      170,500        $15.25       170,500         637,763
--------------------------------------------------------------------------------
November 1-30, 2006     180,500        $16.68       180,500         457,263
--------------------------------------------------------------------------------
December 1-3, 2006      457,263        $16.48       457,263               0
--------------------------------------------------------------------------------
Total                   808,263        $16.27       808,263               -
--------------------------------------------------------------------------------

(1) On July 18, 2006, the Company announced a five percent stock repurchase plan (approximately 1,091,063 shares). Such purchases are to be made from time to time in the open market, based on stock availability, price and the Company's financial performance. This program has no expiration date. On January 18, 2007, the Company announced an additional five percent stock repurchase plan (approximately 1,036,634 shares).

     ITEM 3.        Defaults Upon Senior Securities
                    -------------------------------

                    Not applicable.

     ITEM 4.        Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------

                    The Annual Meeting of Stockholders (the "Meeting") of the Company was held on October 23, 2006. There were outstanding and entitled to vote at the Meeting 72,624,900 shares of Common Stock of the Company, including 50,916,250 shares held by Kearny MHC, the mutual holding company parent of the Company that holds 70% of the outstanding stock. Kearny MHC voted its shares in favor of all proposals. There were present at the meeting or by proxy the holders of 69,309,563 shares of Common Stock representing 95.4% of the total eligible votes to be cast. Proposal 1 was to elect three directors of the Company. Proposal 2 was to ratify the appointment of the independent auditor for the fiscal year ending June 30, 2007. The result of the voting at the Meeting is as follows:

                    PROPOSAL 1:
                    Henry S. Parow                     FOR:      68,562,286  WITHHELD:    747,277
                    John N. Hopkins                    FOR:      69,235,059  WITHHELD:     74,504
                    Leopold W. Montanaro               FOR:      69,233,166  WITHHELD:     76,397

                    PROPOSAL 2:
                    Ratification of the appointment of Beard Miller Company LLP as independent auditor.

                                                       FOR:                   69,233,359
                                                       AGAINST:                   37,871
                                                       ABSTAIN:                   38,333

     ITEM 5.        Other Information
                    -----------------

                    None.

     ITEM 6.        Exhibits
                    --------

                    The following Exhibits are filed as part of this report:

                    3.1            Charter of Kearny Financial Corp. (1)
                    3.2            By-laws of Kearny Financial Corp. (1)
                    4.0            Specimen Common Stock Certificate of Kearny Financial Corp. (1)
                    10.1           Employment Agreement between Kearny Federal Savings Bank and John
                                   N. Hopkins (1)
                    10.2           Employment Agreement between Kearny Federal Savings Bank and Allan
                                   Beardslee (1)
                    10.3           Employment Agreement between Kearny Federal Savings Bank and Albert
                                   E. Gossweiler (1)
                    10.4           Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (1)
                    10.5           Employment Agreement between Kearny Federal Savings Bank and
                                   William C. Ledgerwood (1)
                    10.6           Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (1)
                    10.7           Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (1)
                    10.8           Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
                    10.9           Directors Consultation and Retirement Plan (1)
                    10.10          Benefit Equalization Plan (1)
                    10.11          Benefit Equalization Plan for Employee Stock Ownership Plan (1)
                    10.12          Stock Option Plan (3)
                    10.13          Restricted Stock Plan (3)
                    10.14          Kearny Federal Savings Bank Director Life Insurance Agreement (4)
                    10.15          Kearny Federal Savings Bank Executive Life Insurance Agreement (4)
                    11.0           Statements re: computation of per share earnings (Filed herewith).
                    31.0           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                    32.0           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    ------------------------------
                    (1) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-118815).
                    (2) Incorporated by reference to the exhibit to the Registrant's Form 8-K filed on July 21, 2005. (File No. 000-51093).
                    (3) Incorporated by reference to the Registrant's definitive proxy statement filed September 30, 2005 (File No. 000-51093).
                    (4) Incorporated by reference to the exhibits to the Registrant's Form 8-K filed on August 18, 2005. (File No. 000-51093).

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.


                                KEARNY FINANCIAL CORP.

Date:   February 8, 2007        By: /s/ John N. Hopkins
        ----------------           ---------------------------------------------
                                   John N. Hopkins
                                   President and Chief Executive Officer
                                   (Duly  authorized  officer  and  principal
                                   executive officer)

Date:   February 8, 2007        By: /s/ William C. Ledgerwood
        ----------------           -------------------------------------------
                                   William C. Ledgerwood
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal financial officer)