Form 10-Q
period 2007-03-31
Kearny Financial Corp.
filed 2007-05-10
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q
(Mark One)

---------
   X         QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934

   For the quarterly period ended                    March 31, 2007
                                         ---------------------------------------

                                       OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934

   For the transition period from                   to
                                       ---------            --------------------

                        Commission File Number 000-51093
                                               ---------

                             KEARNY FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              UNITED STATES                                 22-3803741
-------------------------------------------  -----------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                  Identification Number)

    120 Passaic Ave., Fairfield, New Jersey                 07004-3510
-------------------------------------------- -----------------------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number,
including area code                              973-244-4500
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

      Indicate by check mark  whether the  registrant  is  a shell  company  (as
defined in Rule 12b-2 of the  Exchange  Act).  Yes     No  X

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 1, 2007.

          $0.10 par value common stock - 71,602,437 shares outstanding

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES

                                      INDEX



                                                                                              Page
                                                                                             Number
                                                                                             ------
PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition
               at March 31, 2007 and June 30, 2006 (Unaudited)                                    1

               Consolidated Statements of Income for the Three Months and Nine Months
               Ended March 31, 2007 and 2006 (Unaudited)                                        2-3

               Consolidated Statements of Changes in Stockholders' Equity for the Nine
               Months Ended March 31, 2007 and 2006 (Unaudited)                                 4-7

               Consolidated Statements of Cash Flows for the Nine
               Months Ended March 31, 2007 and 2006 (Unaudited)                                 8-9

               Notes to Consolidated Financial Statements                                     10-17

      Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                  18-31

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk                      32-33

      Item 4:  Controls and Procedures                                                           34


PART II - OTHER INFORMATION                                                                   35-37


SIGNATURES                                                                                       38


                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                  (In Thousands, Except Share Data, Unaudited)

                                                                                 March 31,      June 30,
                                                                                   2007           2006
                                                                                              (As restated)
                                                                                -----------    -----------
Assets
------

Cash and amounts due from depository institutions                               $    17,231    $    22,563
Interest-bearing deposits in other banks                                            260,254        207,716
                                                                                -----------    -----------
        Cash and Cash Equivalents                                                   277,485        230,279

Securities available for sale (amortized cost $91,281 and $227,598)                  90,882        222,793
Loans receivable, including net deferred loan costs of $1,529 and $1,087            823,554        709,064
  Less allowance for loan losses                                                     (5,856)        (5,451)
                                                                                -----------    -----------
  Net Loans Receivable                                                              817,698        703,613

Mortgage-backed securities available for sale (amortized cost $668,630
  and $689,962)                                                                     663,487        670,329
Premises and equipment                                                               35,650         35,941
Federal Home Loan Bank of New York ("FHLB") stock                                     5,161          5,406
Interest receivable                                                                   7,817          8,836
Goodwill                                                                             82,263         82,263
Bank owned life insurance                                                            15,020         14,628
Other assets                                                                         12,276         17,685
                                                                                -----------    -----------

        Total Assets                                                            $ 2,007,739    $ 1,991,773
                                                                                ===========    ===========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits:
  Non-interest bearing                                                          $    57,521    $    61,080
  Interest-bearing                                                                1,409,185      1,382,658
                                                                                -----------    -----------
        Total Deposits                                                            1,466,706      1,443,738

Advances from FHLB                                                                   55,646         61,105
Advance payments by borrowers for taxes                                               5,198          5,232
Other liabilities                                                                     6,602          6,564
                                                                                -----------    -----------

        Total Liabilities                                                         1,534,152      1,516,639
                                                                                -----------    -----------

Stockholders' Equity
--------------------

Preferred stock $0.10 par value, 25,000,000 shares authorized; none issued
   and outstanding                                                                        -              -
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares
  issued;  71,602,437 and 72,737,500 shares, respectively, outstanding                7,274          7,274
Paid-in capital                                                                     196,699        192,534
Retained earnings                                                                   305,675        306,728
Unearned Employee Stock Ownership Plan shares; 1,442,627 shares
  and 1,551,732 shares                                                              (14,426)       (15,517)
Treasury stock, at cost; 1,135,063 shares and 0 shares                              (18,034)             -
Accumulated other comprehensive (loss)                                               (3,601)       (15,885)
                                                                                -----------    -----------
        Total Stockholders' Equity                                                  473,587        475,134
                                                                                -----------    -----------

        Total Liabilities and Stockholders' Equity                              $ 2,007,739    $ 1,991,773
                                                                                ===========    ===========

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                (In Thousands, Except Per Share Data, Unaudited)

                                         Three Months Ended     Nine Months Ended
                                            March 31,               March 31,
                                        --------------------   -------------------
                                          2007        2006       2007       2006
                                        --------    --------   --------   --------
Interest Income:
    Loans                               $ 11,658    $  9,108   $ 33,044   $ 25,773
    Mortgage-backed securities             8,095       8,253     24,193     25,239
    Securities:
      Taxable                                351       1,328      1,141      6,183
      Tax-exempt                             825       1,901      4,086      5,737
    Other interest-earning assets          3,229       1,866      9,065      3,490
                                        --------    --------   --------   --------

        Total Interest Income             24,158      22,456     71,529     66,422
                                        --------    --------   --------   --------
Interest Expense:
    Deposits                              12,150       8,759     34,991     25,696
    Borrowings                               754       1,005      2,412      2,733
                                        --------    --------   --------   --------

        Total Interest Expense            12,904       9,764     37,403     28,429
                                        --------    --------   --------   --------

Net Interest Income                       11,254      12,692     34,126     37,993

Provision for Loan Losses                    101         106        378        245
                                        --------    --------   --------   --------

Net Interest Income after Provision
  for Loan Losses                         11,153      12,586     33,748     37,748
                                        --------    --------   --------   --------

Non-Interest Income:
    Fees and service charges                 188         225        692        791
    (Loss) Gain on sale of securities        (97)        937         55      1,023
    Miscellaneous                            392         367      1,076        925
                                        --------    --------   --------   --------

        Total Non-Interest Income            483       1,529      1,823      2,739
                                        --------    --------   --------   --------

Non-interest expenses:
    Salaries and employee benefits         7,070       6,964     20,623     18,310
    Net occupancy expense of
      premises                               895         836      2,594      2,521
    Equipment                              1,098       1,174      3,274      3,306
    Advertising                              362         353      1,164      1,063
    Federal insurance premium                144         140        428        410
    Amortization of intangible assets        159         159        477        477
    Directors' compensation                  544         631      1,762      1,443
    Miscellaneous                          1,030       1,162      3,277      3,405
                                        --------    --------   --------   --------

        Total Non-Interest Expenses       11,302      11,419     33,599     30,935
                                        --------    --------   --------   --------

Income before Income Taxes                   334       2,696      1,972      9,552
Income Taxes                                  92         250        257      1,816
                                        --------    --------   --------   --------

Net Income                              $    242    $  2,446   $  1,715   $  7,736
                                        ========    ========   ========   ========

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                  ---------------------------------------------
                (In Thousands, Except Per Share Data, Unaudited)

                                   Three Months Ended         Nine Months Ended
                                       March 31,                  March 31,
                                   --------------------      -------------------
                                    2007         2006         2007        2006
                                   -------      -------      -------     -------

Net Income per Common Share:
    Basic                          $  0.00      $  0.03      $  0.02     $  0.11
    Diluted                           0.00         0.03         0.02        0.11

Weighted Average Number of
  Common Shares Outstanding:
    Basic                           69,012       70,918       69,343      71,006
    Diluted                         69,293       71,034       69,664      71,051

Dividends Declared Per Common
   Share                           $  0.05      $  0.05      $  0.15     $  0.19

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                        Nine Months Ended March 31, 2006
                (In Thousands, Except Per Share Data, Unaudited)

                                                                                                             Accumulated
                                            Common Stock                                Unearned                Other
                                          -----------------   Paid-In        Retained     ESOP     Treasury  Comprehensive
                                           Shares   Amount    Capital        Earnings    Shares     Stock    Income (Loss)   Total
                                          -------- --------  ---------    ------------ ---------   ---------  ------------- --------
Balance - June 30, 2005                    72,738   $7,274   $207,838        $301,857  $(16,972)   $      -     $  5,485   $505,482
                                                                                                                           --------

Comprehensive income:
  Net income                                    -        -          -           7,736         -           -            -      7,736

  Realized gain on securities available
    for sale, net of income tax of $358         -        -          -               -         -           -         (665)      (665)

  Unrealized loss on securities available
    for sale, net of deferred income tax
    benefit of $8,617                           -        -          -               -         -           -      (16,003)   (16,003)
                                                                                                                           --------

 Total Comprehensive income                                                                                                  (8,932)
                                                                                                                           --------

Refund of common stock offering
  expense                                       -        -          3               -         -           -            -          3

ESOP shares committed to be released
  (108 shares)                                  -        -        271               -     1,091           -            -      1,362

Stock option transactions                       -        -        713               -         -           -            -        713

Treasury stock purchases                     (178)       -          -               -         -      (2,268)           -     (2,268)

Treasury stock reissued to restricted
  stock plan                                  178        -     (2,268)              -         -       2,268            -          0

Restricted stock plan shares purchased
  (135 shares)                                  -        -     (1,815)              -         -           -            -     (1,815)

Restricted stock plan shares earned
  (97 shares)                                   -        -      1,186               -         -           -            -      1,186

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                        Nine Months Ended March 31, 2006
                (In Thousands, Except Per Share Data, Unaudited)

                                                                                                             Accumulated
                                            Common Stock                                Unearned                Other
                                          -----------------   Paid-In        Retained     ESOP     Treasury  Comprehensive
                                           Shares   Amount    Capital        Earnings    Shares     Stock    Income (Loss)   Total
                                          -------- --------  ---------    ------------ ---------   ---------  ------------- --------
Cash dividends declared ($0.19/share)           -        -          -          (3,795)         -          -             -    (3,795)
                                          -------   ------    --------       --------    --------  --------      --------  --------

Balance - December 31, 2005                72,738   $7,274    $205,928       $305,798    $(15,881) $      0      $(11,183) $491,936
                                          =======   ======    ========       ========    ========  ========      ========  ========

                             KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   ----------------------------------------------------------
                                Nine Months Ended March 31, 2007
                        (In Thousands, Except Per Share Data, Unaudited)

                                                                                                         Accumulated
                                            Common Stock                            Unearned                Other
                                          -----------------   Paid-In    Retained     ESOP     Treasury  Comprehensive
                                           Shares   Amount    Capital    Earnings    Shares     Stock    Income (Loss)    Total
                                           ------   ------    -------    --------    ------     -----    -------------    -----
Balance - June 30, 2006 (As restated)      72,737    $7,274   $192,534   $306,728   $(15,517)   $      -     $(15,885)   $475,134
                                                                                                                         --------
Comprehensive income:
  Net income                                    -         -          -      1,715          -           -            -       1,715

  Realized gain on securities available
    for sale, net of income tax of $19          -         -          -          -          -           -          (36)        (36)

  Unrealized gain on securities available
    for sale, net of deferred income tax
    cost of $6,633                              -         -          -          -          -           -       12,320      12,320
                                                                                                                         --------
 Total Comprehensive income                                                                                                13,999
                                                                                                                         --------
ESOP shares committed to be released
  (108 shares)                                  -         -        576          -      1,091           -            -       1,667

Stock option transactions                       -         -      1,494          -          -           -            -       1,494

Treasury stock purchases                   (1,144)        -          -          -          -     (18,169)           -     (18,169)

Treasury stock reissued                         9         -        (27)         -          -         135            -         108

Restricted stock plan shares
  purchased (54 shares)                         -         -       (789)         -          -           -            -        (789)

Restricted stock plan shares earned
  (201 shares)                                  -         -      2,477          -          -           -            -       2,477

Tax benefit related to vesting of
  restricted stock                              -         -        434          -          -           -            -         434

                             KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  ----------------------------------------------------------
                                Nine Months Ended March 31, 2007
                        (In Thousands, Except Per Share Data, Unaudited)
                                           Accumulated

                                                                                                         Accumulated
                                            Common Stock                            Unearned                Other
                                          -----------------   Paid-In    Retained     ESOP     Treasury  Comprehensive
                                           Shares   Amount    Capital    Earnings    Shares     Stock    Income (Loss)     Total
                                           ------   ------    -------    --------    ------     -----    -------------     -----
Cash dividends declared ($0.15/share)          -         -           -     (2,768)        -           -           -         (2,768)
                                          ------    ------    --------   --------  --------    --------    --------       --------

Balance - March 31, 2007                  71,602    $7,274    $196,699   $305,675  $(14,426)   $(18,034)   $ (3,601)      $473,587
                                          ======    ======    ========   ========  ========    ========    ========       ========

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (In Thousands, Unaudited)

                                                                                     Nine Months Ended
                                                                                          March 31,
                                                                                   ----------------------
                                                                                      2007         2006
                                                                                   ---------    ---------
Cash Flows from Operating Activities:
    Net income                                                                     $   1,715    $   7,736
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                        1,462        1,411
        Net amortization of premiums, discounts and loan fees and costs                  678          602
        Deferred income taxes                                                          1,031        1,480
        Amortization of intangible assets                                                477          477
        Provision for loan losses                                                        378          245
        Realized gains on sale of securities available for sale                          (55)      (1,023)
        Increase in cash surrender value of bank owned life insurance                   (392)        (311)
        ESOP, stock option plan and restricted stock plan expenses                     5,638        3,261
        Realized loss on sale of real estate owned                                         -           35
        Realized gain on disposition of premises and equipment                            (3)           -
        Decrease in interest receivable                                                1,019        2,239
        Increase in other assets                                                      (2,714)      (3,459)
        (Decrease) increase in interest payable                                           (3)          52
        Increase (decrease) in other liabilities                                          60       (1,012)
                                                                                   ---------    ---------
            Net Cash Provided by Operating Activities                                  9,291       11,733
                                                                                   ---------    ---------

Cash Flows from Investing Activities:
    Purchases of securities available for sale                                          (286)        (215)
    Proceeds from sale of securities available for sale                              131,383      256,956
    Purchases of securities held to maturity                                               -       (4,000)
    Proceeds from calls and maturities of securities available for sale                3,894        1,210
    Proceeds from calls and maturities of securities held to maturity                      -        9,989
    Proceeds from repayments of securities available for sale                          1,395          729
    Proceeds from repayments of securities held to maturity                                -        2,337
    Purchase of loans                                                                (71,377)     (14,640)
    Net increase in loans receivable                                                 (43,287)     (90,208)
    Proceeds from sale of real estate owned                                                -           65
    Purchases of mortgage-backed securities available for sale                       (81,703)     (27,699)
    Purchases of mortgage-backed securities held to maturity                               -      (64,765)
    Principal repayments on mortgage-backed securities available for sale            102,545       36,039
    Principal repayments on mortgage-backed securities held to maturity                    -      104,429
    Additions to premises and equipment                                               (1,189)      (2,559)
    Proceeds from cash settlement on premises and equipment                               21            -
    Purchase of FHLB stock                                                                 -       (3,083)
    Redemption of FHLB stock                                                             245        9,270
    Purchase of bank owned life insurance                                                  -      (10,208)
                                                                                   ---------    ---------

            Net Cash Provided by Investing Activities                              $  41,641    $ 203,647
                                                                                   ---------    ---------

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                -------------------------------------------------
                            (In Thousands, Unaudited)

                                                                                   Nine Months Ended
                                                                                        March 31,
                                                                              --------------------------
                                                                                  2007           2006
                                                                              -----------    -----------
Cash Flows from Financing Activities:
    Net increase (decrease) in deposits                                       $    22,933    $   (69,993)
    Repayment of FHLB advances                                                     (5,459)          (433)
    (Decrease) increase in advance payments by borrowers for taxes                    (34)           424
    Refund of common stock offering expense                                             -              3
    Dividends paid to minority stockholders of Kearny Financial Corp.              (2,750)        (2,802)
    Increase in treasury stock due to purchase of Kearny Financial Corp.
      common stock                                                                (18,169)        (2,268)
    Treasury stock reissued                                                           108              -
    Purchase of common stock of Kearny Financial Corp. for restricted
      stock plan                                                                     (789)        (1,815)
    Tax benefit related to vesting of restricted stock                                434              -
                                                                              -----------    -----------

            Net Cash (Used in) Financing Activities                           $    (3,726)   $   (76,884)
                                                                              -----------    -----------

            Net Increase in Cash and Cash Equivalents                         $    47,206    $   138,496

Cash and Cash Equivalents - Beginning                                             230,279        139,865
                                                                              -----------    -----------

Cash and Cash Equivalents - Ending                                            $   277,485    $   278,361
                                                                              ===========    ===========
Supplemental Disclosures of Cash Flows Information:
    Cash paid during the year for:
        Income taxes, net of refunds                                          $     1,313    $     4,528
                                                                              ===========    ===========

        Interest                                                              $    37,406    $    28,377
                                                                              ===========    ===========
Supplemental Disclosure of Non-Cash Transactions:
    Cash dividend declared                                                    $       960    $       993
                                                                              ===========    ===========

    Reclassification of securities and mortgage-backed securities from held to maturity to available for sale at estimated fair value (As of
      quarter ended March 31, 2006)                                           $         -    $ 1,163,875
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

2.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended March 31, 2007, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statements of financial condition for June 30, 2006 was derived from the Company's annual report on Form 10-K. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders' equity and cash flows should be read in conjunction with the 2006 consolidated financial statement, including the notes thereto included in the Company's annual report on Form 10-K.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share computations:

                                           Three Months Ended                           Nine Months Ended
                                             March 31, 2007                              March 31, 2007
                                  --------------------------------------    ------------------------------------------
                                                                Per                                            Per
                                    Income         Shares      Share            Income           Shares       Share
                                  (Numerator)  (Denominator)   Amount         (Numerator)     (Denominator)   Amount
                                  -----------  -------------   ------         -----------     -------------   ------
                                  (In Thousands, Except Per Share Data)        (In Thousands, Except Per Share Data)
Net income                               $242                                    $1,715
                                         ====                                    ======
Basic earnings per share,
     income available to
     common stockholders                 $242       69,012      $0.00            $1,715           69,343        $0.02
                                                                =====                                           =====
Effect of dilutive securities:
     Stock options                          -          115                            -              101
     Restricted stock awards                -          166                            -              220
                                         ----       ------                       ------           ------

                                         $242       69,293      $0.00            $1,715           69,664        $0.02
                                         ====       ======      =====            ======           ======        =====

                                           Three Months Ended                           Nine Months Ended
                                             March 31, 2006                              March 31, 2006
                                  --------------------------------------    ------------------------------------------
                                                                Per                                            Per
                                    Income         Shares      Share            Income           Shares       Share
                                  (Numerator)  (Denominator)   Amount         (Numerator)     (Denominator)   Amount
                                  -----------  -------------   ------         -----------     -------------   ------
                                  (In Thousands, Except Per Share Data)        (In Thousands, Except Per Share Data)
Net income                             $2,446                                    $7,736
                                       ======                                    ======
Basic earnings per share,
     income available to
     common stockholders               $2,446       70,918      $0.03            $7,736           71,006        $0.11
                                                                =====                                           =====

Effect of dilutive securities:
     Stock options                          -            -                            -                -
     Restricted stock awards                -          116                            -               45
                                         ----       ------                       ------           ------

                                       $2,446       71,034      $0.03            $7,736           71,051        $0.11
                                       ======       ======      =====            ======           ======        =====


4.  DIVIDEND WAIVER
-------------------

During the quarter ended March 31, 2007, the federally chartered mutual holding company of the Company ("Kearny MHC"), waived its right, in accordance with the non-objection previously granted by the Office of Thrift Supervision ("OTS"), to receive cash dividends of approximately $2.5 million declared during the quarter, on the shares of Company common stock it owns. Furthermore, in December 2006, the OTS advised Kearny MHC that it would not object to dividend waivers for the quarters ending June 30, 2007 and September 30, 2007, provided the OTS does not subsequently determine that the proposed waivers are detrimental to the safe and sound operation of the Bank.

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

SFAS No. 123(R) also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense (which was $434,000 for the nine months ended March 31, 2007). In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classified share-based compensation for employees within salaries and employee benefits to correspond with the same line item as the cash compensation paid to employees. The Company classified share-based compensation for non-employee directors within directors' compensation to correspond with the same line item as the cash compensation paid to non-employee directors.

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

Management used the following assumptions to estimate the fair values of options granted:

                                                                Three Months Ended                Nine Months Ended
                                                                    March 31,                         March 31,
                                                           -----------------------------     -----------------------------
                                                              2007             2006             2007             2006
                                                           ------------     ------------     ------------     ------------
Weighted average risk-free interest rate                        -                -                -                 4.53%
Expected dividend yield                                         -                -                -                 1.62%
Weighted average volatility factor of the expected
      market price of the Company's common stock                -                -                -                18.00%
Weighted average expected life of the options                   -                -                -            6.50 years

Restricted shares generally vest in full after five years. The product of the number of shares granted and the grant date market price of the Company's common stock determine the fair value of restricted shares. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period of five years.

During the three months ended March 31, 2007, the Company recorded stock option expense of $498,000 and restricted stock expense of $825,000. During the nine months ended March 31, 2007, the Company recorded stock option expense of $1.5 million and restricted stock expense of $2.5 million. The Company estimates it will record in aggregate an additional $1.3 million of stock option and restricted stock expenses during the remainder of fiscal 2007.

The following is a summary of the status of the Company's outstanding stock options as of March 31, 2007 and stock option activity and related information during the nine months ended March 31, 2007:

                                                                                       Weighted
                                                                       Weighted         Average         Aggregate
                                                                        Average        Remaining        Intrinsic
                                                       Options         Exercise       Contractual         Value
                                                       (000's)           Price           Term            (000's)
                                                     ------------     ------------    ------------     ------------
Outstanding at June 30, 2006                               3,374           $12.34
     Granted                                                   -                -
     Exercised                                                (9)          $12.71                              $14
     Forfeited                                                 -                -
                                                           -----
Outstanding at March 31, 2007                              3,365           $12.34      8.6 years            $6,861
                                                           =====

Exercisable at March 31, 2007                                666           $12.34      8.6 years            $1,361

The following is a summary of the status of the Company's unexercisable options as of March 31, 2007 and changes during the nine months ended March 31, 2007:

                                                                                                        Weighted
                                                                                                         Average
                                                                                        Options        Grant Date
                                                                                        (000's)        Fair Value
                                                                                      ------------     ------------
Unexercisable at June 30, 2006                                                           3,374            $2.95
     Granted                                                                                 -                -
     Vested                                                                               (675)           $2.95
     Forfeited                                                                               -                -
                                                                                         -----            -----
Unexercisable at March 31, 2007                                                          2,699            $2.95
                                                                                         =====            =====

As of March 31, 2007, expected future compensation expense attributed to the 2.7 million unexercisable options outstanding is $7.3 million over 3.6 years.

Upon exercise of options, management expects to draw on treasury stock as the source of the shares.

The following is a summary of the status of the Company's outstanding restricted share awards as of March 31, 2007 and changes during the nine months ended March 31, 2007:

                                                                                                        Weighted
                                                                                      Restricted         Average
                                                                                        Shares         Grant Date
                                                                                        (000's)        Fair Value
                                                                                      ------------     ------------
Non-vested at June 30, 2006                                                              1,338           $12.34
     Granted                                                                                 -                -
     Vested                                                                               (268)          $12.34
     Forfeited                                                                               -                -
                                                                                         -----           ------
Non-vested at March 31, 2007                                                             1,070           $12.34
                                                                                         =====           ======

As of March 31, 2007, expected future compensation expense attributed to the 1.1 million non-vested restricted shares outstanding at that date is $12.0 million over 3.6 years.

6.  STOCK REPURCHASE PLANS
--------------------------

On July 18, 2006, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 1,091,063 shares, or 5% of the Company's outstanding common stock held by persons other than Kearny MHC. This stock repurchase plan commenced after the Company completed its purchase of shares in the open market to fund awards under the Company's 2005 Stock Compensation and Incentive Plan. During the nine months ended March 31, 2007, a total of 1,091,063 shares were purchased under the plan at a cost of $17.4 million, or approximately $15.95 per share.

On January 18, 2007, the Company announced that the Board of Directors authorized an additional stock repurchase plan to acquire up to 1,036,634 shares, or 5% of the Company's outstanding stock held by persons other than Kearny MHC. Such purchases will be made from time to time in the open market or in privately negotiated stock purchases, based on stock availability, price and the Company's financial performance. It is anticipated that purchases will be made during the next twelve months, although no assurance can be given as to when they will be made or to the total number of shares that will be purchased. During the three months ended March 31, 2007, the Company purchased 52,500 shares at a cost of $771,000, or approximately $14.68 per share.


7.  BENEFIT PLANS - COMPONENTS OF NET PERIODIC COST
---------------------------------------------------

Benefit Equalization Plan net periodic pension expense was as follows:

                                            Three Months        Nine Months
                                           Ended March 31,     Ended March 31,
                                           ---------------     ---------------
                                            2007     2006      2007      2006
                                            ----     ----      ----      ----
                                            (In Thousands)      (In Thousands)

Service cost                                 $  15    $  15    $  45    $  45
Interest cost                                   44       44      132      132
Amortization of unrecognized past service
   costs                                        (3)      (3)      (9)      (9)
Amortization of unrecognized net actuarial
   loss                                         46       46      138      138
                                             -----    -----    -----    -----

Net periodic pension expense                 $ 102    $ 102    $ 306    $ 306
                                             =====    =====    =====    =====

Postretirement Welfare Plan net periodic postretirement benefit cost was as follows:

                                            Three Months        Nine Months
                                           Ended March 31,     Ended March 31,
                                           ---------------     ---------------
                                            2007     2006      2007      2006
                                            ----     ----      ----      ----
                                            (In Thousands)      (In Thousands)

Service cost                                $ 8       $ 6       $24       $18
Interest cost                                 7         6        21        18
Amortization of unrecognized past service
   liability                                  2         3         6         9
                                            ---       ---       ---       ---

Net periodic postretirement benefit cost    $17       $15       $51       $45
                                            ===       ===       ===       ===

Directors' Consultation and Retirement Plan net periodic plan cost was as follows:

                                            Three Months        Nine Months
                                           Ended March 31,     Ended March 31,
                                           ---------------     ---------------
                                            2007     2006      2007      2006
                                            ----     ----      ----      ----
                                            (In Thousands)      (In Thousands)

Service cost                                $ 34     $ 32     $102      $ 96
Interest cost                                 34       29      102        87
Amortization of unrecognized transition
   obligation                                 11       11       33        33
Amortization of unrecognized past service
   liability                                  15       15       45        45
                                            ----     ----     ----      ----

Net periodic postretirement benefit cost    $ 94     $ 87     $282      $261
                                            ====     ====     ====      ====

8.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an
interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

In September 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company's consolidated financial statements.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons." The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company's consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In March 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company July 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

9.  RESTATEMENT
---------------

As previously reported, the Company intends to file restated Consolidated Statement of Financial Condition for the fiscal year ended June 30, 2006 and quarterly periods ended March 31, 2006 and September 30, 2006. The effect of this change is that the securities and mortgage-backed securities are now reported at fair value instead of at amortized cost, which results in a change in the value of these assets previously reported on the Consolidated Statements of Financial Condition at March 31, 2006, June 30, 2006 and September 30, 2006. Carrying these securities at fair value will impact the accumulated other comprehensive income (loss), which is a component of stockholders' equity. The adjustments to be made to the financial statements are non-cash in nature and do not result in changes to the income statements or previously reported total net income for any period.

The following table presents changes to the Consolidated Statement of Financial Condition at June 30, 2006 resulting from the restatement:


                                                      June 30,        June 30,
                                                        2006           2006
                                                   (As previously  (As restated)
                                                      reported)
                                                   -----------------------------
                                                          (In Thousands)

Securities available for sale                         18,346           222,793

Securities held to maturity                          209,048                 -

Mortgage-backed securities available for sale              -           670,329

Mortgage-backed securities held to maturity          689,962                 -

Other assets                                           9,203            17,685

Total Assets                                       2,007,525         1,991,773

Accumulated other comprehensive (loss)                  (133)          (15,885)

Total Stockholders' Equity                           490,886           475,134

Total Liabilities and Stockholders' Equity         2,007,525         1,991,773


10.  SUBSEQUENT EVENT
---------------------

On April 30, 2007, the bank entered into a severance agreement with a senior officer of the Bank. The officer will receive a severance payment of $264,000, payable over the next 14 months. Management will record a charge to income of $264,000 during the quarter ending June 30, 2007.

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

Comparison of Financial Condition at March 31, 2007 and June 30, 2006

Total assets increased $15.9 million or 0.8%, to $2.01 billion at March 31, 2007, from $1.99 billion at June 30, 2006, due primarily to a $114.1 million increase in net loans receivable and a $47.2 million increase in cash and cash equivalents and to a lesser degree, a $19.0 million increase in the fair value of the securities and mortgage-backed securities portfolios. Partially offsetting these increases were decreases totaling $157.7 million in the amortized cost of the securities and mortgage-backed securities portfolios due to calls and maturities, repayments and sales of securities.

Cash and cash equivalents increased $47.2 million or 20.5%, to $277.5 million at March 31, 2007 from $230.3 million at June 30, 2006. The increase in cash and cash equivalents resulted primarily from the sale of securities as well as principal and interest payments and maturities from the securities and mortgage-backed securities portfolios and to a lesser degree an increase in deposits at the Bank, particularly in tiered money market accounts, as discussed below. To the extent that the Bank does not need the funds for loan originations, management expects to maintain liquidity at an elevated level as long as the Treasury yield curve remains inverted or flat in order to take advantage of the high short term interest rates resulting from the current yield curve.

The amortized cost of securities decreased by $136.3 million or 59.9%, to $91.3 million at March 31, 2007, compared to $227.6 million at June 30, 2006. Between June 30, 2006 and March 31, 2007, the fair value of the securities portfolio increased by $4.4 million and was $90.9 million at March 31, 2007. During the quarter ended March 31, 2007, management continued to sell securities from the municipal bond portfolio selling bonds with a par value of $25.7 million, recording a loss of $97,000. Since the sale of the bonds began in October 2006, a total of $131.7 million of bonds have been sold as of March 31, 2007, for a gain of $55,000. A decline in pre-tax income reduces the advantage of holding tax-exempt instruments and the portfolio's yield continues to be substantially below market. The municipal bond portfolio was $195.7 million at June 30, 2006, with a weighted average yield of 3.78%. At March 31, 2007, the Bank's remaining municipal bond portfolio was $67.2 million with a weighted average yield of 3.72%. During the nine months ended March 31, 2007, there was also a call of a $2.0 million trust preferred security. Management utilized cash flows from principal and interest payments to fund loan originations during the nine month period.

Loans receivable, net of deferred fees and costs and the allowance for loan losses, increased $114.1 million or 16.2%, to $817.7 million at March 31, 2007, compared to $703.6 million at June 30, 2006. The increase resulted from management's focus on increasing the Bank's loan portfolio while reducing its dependence on securities to generate interest income. Total loans constituted 40.9% of assets at March 31, 2007, compared to 35.5% at June 30, 2006. By comparison, the securities and mortgage-backed securities portfolios constituted 37.6% of assets at March 31, 2007, compared to 44.8% at June 30, 2006.

One-to-four family residential first mortgage loans, the Bank's largest category increased by $64.1 million to $529.9 million at March 31, 2007. Nonresidential mortgages increased by $37.1 million to $133.1 million at March 31, 2007. Multi-family mortgages increased by $6.5 million to $17.5 million at March 31, 2007. Home equity loans increased by $15.0 million to $108.6 million at March 31, 2007. Commercial loans decreased by $1.6 million and totaled $1.6 million at March 31, 2007. There was a nominal decrease in home equity lines of credit of $472,000 to $12.5 million at March 31, 2007. Construction loans outstanding and gross construction loans decreased $6.5 million to $15.6 million and $10.6 million to $22.9 million, respectively at March 31, 2007. Virtually the entire decrease in gross construction loans occurred in the nonresidential category. To supplement the Bank's in-house loan originations, the Bank purchases mortgages from several mortgage companies, with $71.4 million of one-to-four family residential mortgage loans purchased during the nine months ended March 31, 2007. The Bank has not originated or purchased any interest only mortgages, pay option adjustable rate mortgages or sub-prime mortgages.

The amortized cost of mortgage-backed securities decreased $21.4 million or 3.1%, to $668.6 million at March 31, 2007, from $690.0 million at June 30, 2006. Between June 30, 2006 and March 31, 2007, the fair value of the mortgage-backed securities portfolio increased by $14.6 million and was $663.5 million at March 31, 2007. Management reinvested approximately $81.7 million of cash flows from the mortgage-backed securities portfolio during the nine months ended March 31, 2007, purchasing $22.7 million in fixed rate Community Reinvestment Act ("CRA") eligible issues and $59.0 million in issues in which the underlying loans are 3/1 or 5/1 adjustable rate mortgages. Excluding the CRA eligible issues, which the Bank purchases to meet its CRA investments requirement, it has been management's policy for several years to purchase only adjustable rate issues, preferably seasoned such that the conversion to a one-year adjustable product may be less than three or five years away. Management's redeployment of cash flows from principal and interest payments to fund loan originations contributed to the decrease in the size of the mortgage-backed securities portfolio.

Premises and equipment was virtually unchanged at $35.7 million at March 31, 2007 compared to $35.9 million at June 30, 2006, as depreciation nominally exceeded the cost of additions to fixed assets. The most significant addition to premises and equipment during the period was completion of renovations at the Bank's retail branch in Old Tappan, New Jersey at a cost of approximately $371,000.

Bank owned life insurance increased $392,000 or 2.7%, to $15.0 million at March 31, 2007 compared to $14.6 million at June 30, 2006, due to an increase in the cash surrender value of the underlying insurance policies.

Deposits increased $23.0 million or 1.6%, to $1.47 billion at March 31, 2007, compared to $1.44 billion at June 30, 2006. During the nine months ended March 31, 2007, certificates of deposit and interest-bearing demand deposits, particularly tiered money market deposit accounts, increased approximately $53.0 million and $26.2 million, to $936.1 million and $148.3 million, respectively; while savings deposits decreased approximately $52.7 million to $324.7 million and non-interest-bearing deposits decreased $3.6 million to $57.5 million. The threat of loss of deposits to competitors, both core deposits and certificates of deposit, necessitated the continuance of promotional interest rates during most of the nine month period ended March 31, 2007 to counteract promotions offered by other financial institutions in the Bank's market area, however, mid-way through the quarter ended December 31, 2006, management began to back away from this strategy in an attempt to mitigate margin compression resulting from the increased cost of deposits from promotional interest rates. Beginning in the quarter ending June 30, 2007, certificates of deposit with the highest interest rates begin to mature. Management anticipates that deposit pricing in the marketplace will become less competitive and expects that this will help the Bank to retain a significant percentage of the maturing accounts. However, the Bank's current substantial liquidity position should help management deal with any deposit attrition.

Federal Home Loan Bank advances decreased $5.5 million or 9.0%, to $55.6 million at March 31, 2007, compared to $61.1 million at June 30, 2006. The reduction in borrowings resulted from the maturity of a $5.0 million advance, with an interest rate of 5.90%, and scheduled principal payments on amortizing advances.

During the nine months ended March 31, 2007, stockholders' equity decreased $1.5 million or 0.3%, to $473.6 million at March 31, 2007 compared to $475.1 million at June 30, 2006. The decrease was primarily the result of the purchase of Company common stock partially offset by an increase in accumulated other comprehensive income. The Company purchased 54,314 shares at a cost of $789,000 for the restricted stock plan and purchased 1,143,563 shares at a cost of $18.2 million as treasury shares. Accumulated other comprehensive loss decreased by $12.3 million as a result of an increase in the fair value of securities and mortgage-backed securities available for sale between June 30, 2006 and March 31, 2007. Cash dividends of $0.15 per share totaling $2.8 million in aggregate also contributed to the decrease in stockholders' equity. The Company's current regular quarterly dividend is $0.05 per share. Partially offsetting the decrease in stockholders' equity was net income of $1.7 million recorded during the period, the release of $1.7 million of Employee Stock Ownership Plan shares, the release of $2.5 million of restricted stock plan shares, a $1.5 million adjustment to equity for expensing stock options, a tax benefit of $434,000 recorded due to vesting of restricted stock and $108,000 due to treasury stock reissued.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2007 and
2006

General. Net income for the quarter ended March 31, 2007 was $242,000 or less than $0.01 per share, a decrease of $2.2 million or 91.7%, from $2.4 million or $0.03 per share for the quarter ended March 31, 2006. The decrease in net income resulted primarily from decreases in net interest income and non-interest income partially offset by a nominal decrease in non-interest expense.

Net Interest Income. Net interest income for the three months ended March 31, 2007 was $11.3 million, a decrease of $1.4 million or 11.0%, compared to $12.7 million for the three months ended March 31, 2006. The decrease in net interest income was due to a significant increase in interest expense partially offset by an increase in interest income.

The Bank's net interest rate spread decreased 41 basis points to 1.70% for the quarter ended March 31, 2007, from 2.11% for the quarter ended March 31, 2006. As of December 31, 2006, the most recent date for which the Bank has data, re-pricing interest-bearing liabilities are expected to exceed re-pricing interest-earning assets expressed as a percentage of total assets by approximately 16% over the next twelve months. Management does not believe that there has been a material change in the Bank's interest rate sensitivity during the three months ended March 31, 2007. The Bank continued to be liability sensitive during the quarter ended March 31, 2007 due primarily to maturing certificates of deposit. The cost of average interest-bearing liabilities increased 89 basis points, from 2.63% for the three months ended March 31, 2006, to 3.52% for the three months ended March 31, 2007. By comparison, the yield on average interest-earning assets increased 47 basis points, from 4.75% for the three months ended March 31, 2006, to 5.22% for the three months ended March 31, 2007.

The Bank's net interest margin decreased 25 basis points to 2.43% for the three months ended March 31, 2007, compared with 2.68% for the three months ended March 31, 2006. Average interest-earning assets during the quarter ended March 31, 2007 were $1.85 billion or $39.5 million less than average interest-earning assets of $1.89 billion during the quarter ended March 31, 2006. The decrease resulted in part from use of cash to reduce borrowings as well as fund stock repurchases. Average interest-bearing liabilities during the quarter ended March 31, 2007 were $1.47 billion or $15.9 million less than average interest-bearing liabilities of $1.48 billion during the quarter ended March 31, 2006. The ratio of average interest-earning assets to average interest-bearing liabilities was 126.2% for the quarter ended March 31, 2007, compared to 127.5% for the quarter ended March 31, 2006.

Interest Income. Total interest income increased $1.7 million or 7.6%, to $24.2 million for the three months ended March 31, 2007, from $22.5 million for the three months ended March 31, 2006. Year-over-year, interest income from loans and other interest-earning assets increased while interest from mortgage-backed securities and securities decreased as a result of a shift in assets into loans.

Interest income from loans receivable increased $2.6 million or 28.6%, to $11.7 million for the three months ended March 31, 2007, from $9.1 million for the three months ended March 31, 2006 due to growth in the portfolio as well as an improvement in yield. The average balance of loans receivable increased $156.4 million to $811.4 million during the quarter ended March 31, 2007, from $655.0 million during the quarter ended March 31, 2006. Management continued to focus on increasing the Bank's loan portfolio while reducing its dependence on securities to generate interest income. Loans receivable represented 43.8% of average interest-earning assets for the quarter ended March 31, 2007, as compared to 34.6% for the same quarter a year ago. By comparison, the average securities and mortgage-backed securities portfolios constituted 42.3% of average  interest-earning  assets  for the  quarter  ended  March 31,  2007,  as compared to 56.3% for the quarter ended March 31, 2006. The yield on average loans receivable increased 19 basis points to 5.75% for the quarter ended March 31, 2007, compared to 5.56% for the quarter ended March 31, 2006. The improvement in yield year-over-year was due in part to growth in the nonresidential mortgage category.

Interest income from mortgage-backed securities decreased $158,000 or 1.9%, to $8.1 million for the three months ended March 31, 2007, compared to $8.3 million for the three months ended March 31, 2006 due to a reduction in the portfolio partially offset by an improvement in yield. The average balance of mortgage-backed securities decreased $43.6 million to $670.0 million for the quarter ended March 31, 2007, from $713.6 million for the quarter ended March 31, 2006. The yield on average mortgage-backed securities increased 20 basis points to 4.83% for the three months ended March 31, 2007, from 4.63% for the three months ended March 31, 2006. The decrease in the average balance of mortgage-backed securities, year-over-year, resulted from utilization of principal and interest payments to fund loan originations. The increase in yield resulted from rate adjustments on pass-through certificates containing adjustable rate mortgages. Excluding fixed rate CRA eligible issues, management purchases only 3/1 and 5/1 adjustable rate pass-through certificates, preferably seasoned such that the conversion to a one-year adjustable product may be less than three or five years away.

Interest income from securities decreased $2.0 million or 62.5%, to $1.2 million for the quarter ended March 31, 2007, from $3.2 million for the quarter ended March 31, 2006 due to a significant reduction in the portfolio partially offset by an improvement in yield. The average balance of securities decreased $239.1 million to $112.8 million for the quarter ended March 31, 2007, compared to $351.9 million for the quarter ended March 31, 2006. The decrease in the average balance was due primarily to the sale of the Bank's entire portfolio of government agency notes and Freddie Mac common stock in February 2006. Those sales were followed by the sale of municipal bonds totaling $131.7 million between October 2006 and March 2007, including $25.7 million in the current quarter. The yield on average securities improved 50 basis points from 3.67% for the three months ended March 31, 2006, to 4.17% for the three months ended March 31, 2007. The higher yield on the securities portfolio resulted from the sale of the government agency notes and municipal bonds. The yield on the notes was 3.22% at the time of their sale. The yield on the bonds was 3.78% at June 30, 2006, with the remaining balance of the portfolio yielding 3.72% at March 31, 2007.

Interest income from other interest-earning assets increased $1.3 million or 68.4%, to $3.2 million for the quarter ended March 31, 2007, from $1.9 million for the quarter ended March 31, 2006. This was a result of a significant increase in the average balance of other interest-earning assets as well as an improvement in yield. There was an $86.9 million increase in the average balance of other interest-earning assets to $258.4 million for the three months ended March 31, 2007, from $171.5 million for the three months ended March 31, 2006. There was a 65 basis point increase in the yield on average other interest-earning assets to 5.00% for the quarter ended March 31, 2007, from 4.35% for the quarter ended March 31, 2006, due to increases in short-term interest rates year-over-year, particularly the rate paid on overnight deposits. The increase can also be attributed to an increase in the dividend yield on Federal Home Loan Bank ("FHLB") of New York capital stock. The average balance of other interest-earning assets increased due to an increase in interest-earning deposits in other banks, partially offset by a decrease in the average balance of FHLB capital stock as a result of the lower balance of FHLB advances. Year-over-year, the average balance of interest-earning deposits increased $87.6 million to $253.2 million while the average balance of FHLB capital stock decreased $679,000 to $5.2 million. To the extent not required to fund loan originations, management reinvested cash flows from the securities and mortgage-backed securities portfolios into cash equivalents pending redeployment into other interest-earning assets.

Interest Expense. Total interest expense increased $3.1 million or 31.6%, to $12.9 million for the three months ended March 31, 2007, from $9.8 million for the three months ended March 31, 2006. Year-over-year, there was a significant increase in interest expense attributed to deposits and a nominal decrease in interest expense from borrowings.

Interest expense from deposits increased $3.4 million or 38.6%, to $12.2 million for the three months ended March 31, 2007, from $8.8 million for the three months ended March 31, 2006. The increase resulted primarily from an increase in the cost of average interest-bearing deposits plus a nominal increase in the average balance of interest-bearing deposits. The cost of average interest-bearing deposits increased 95 basis points to 3.44% for the quarter ended March 31, 2007, from 2.49% for the quarter ended March 31, 2006. An accelerating increase in the Bank's cost of deposits year-over-year, slowed during the quarter ended December 31, 2006 and the current quarter as the intense competition on the pricing of certificates of deposit eased. The average balance of interest-bearing deposits increased $4.5 million, virtually unchanged at $1.41 billion for the three months ended March 31, 2007 and the three months ended March 31, 2006.

Interest expense from FHLB advances decreased $251,000 or 25.0%, to $754,000 for the quarter ended March 31, 2007, from $1.0 million for the quarter ended March 31, 2006 due to a decrease in average borrowings partially offset by an increase in cost. Average borrowings decreased $20.4 million to $55.7 million for the three months ended March 31, 2007, from $76.1 million for the three months ended March 31, 2006. The decrease in the average balance resulted from scheduled principal payments on amortizing advances, the maturity of a $5.0 million advance in November 2006 and the absence of overnight borrowings. There were overnight borrowings on the Bank's books during the first two months of the comparative quarter. The cost of average borrowings increased 13 basis points to 5.41% for the quarter ended March 31, 2007 from 5.28% for the quarter ended March 31, 2006, due to the inexpensive overnight borrowings during the comparative quarter, relative to the interest rates on the long-term advances on the Bank's books during both quarters.

Provision for Loan Losses. The provision for loan losses decreased $5,000 to $101,000 for the quarter ended March 31, 2007, as compared to $106,000 during the quarter ended March 31, 2006. The provisions during both quarters resulted primarily from growth in the loan portfolio. Total loans increased to $822.0 million at March 31, 2007 from $798.1 million at December 31, 2006. Asset quality continued to be strong as non-performing loans were $1.1 million or 0.13% of total loans at March 31, 2007; though not as good as the $639,000 or 0.08% of total loans reported at December 31, 2006. The allowance for loan losses as a percentage of total loans outstanding was 0.71% at March 31, 2007 and 0.72% at December 31, 2006, reflecting allowance balances of $5.9 million and $5.8 million, respectively.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2007 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income attributed to fees, service charges and miscellaneous income decreased $12,000 or 2.0%, to $580,000 for the quarter ended March 31, 2007 from $592,000 for the quarter ended March 31, 2006. Fees and service charges from operations and the Bank's retail branch network were lower by $37,000 but miscellaneous income increased $25,000 compared to the year earlier quarter. Management plans to introduce an overdraft privilege program for the Bank's retail customers in May 2007 as a way of increasing fee income.

There was a loss on the sale of securities during the quarter ended March 31, 2007 of $97,000 due to the sale of municipal bonds with a par value of $25.7 million. There was a $937,000 net gain on the sale of securities attributed to a restructuring of the securities portfolio during the quarter ended March 31, 2006.

Non-Interest Expense. Total non-interest expense decreased $117,000 or 1.0%, to $11.3 million for the three months ended March 31, 2007, from $11.4 million for the three months ended March 31, 2006. The decrease resulted primarily from decreases in equipment expense, directors' compensation and miscellaneous expense partially offset by increases in salaries and employee benefits, net occupancy expense of premises and a nominal increase in advertising expense.

Salaries and employee benefits increased $106,000 or 1.5%, to $7.1 million for the quarter ended March 31, 2007, compared to $7.0 million for the quarter ended March 31, 2006. Compensation expense increased $45,000 to $3.5 million and pension plan expense increased $15,000 to $663,000, both due to normal salary increases. The current quarter included Employee Stock Ownership Plan expense of $562,000, an increase of $65,000 due to an increase in the Company's average stock price, year-over-year. Stock compensation plans expense was unchanged at $933,000 and payroll taxes were virtually unchanged at $324,000. Other benefits expense decreased $23,000 to $1.0 million.

In a Form 8-K filed April 19, 2007, the Company reported that the Board of Directors of the Bank approved, effective July 1, 2007, "freezing" all future benefit accruals under the Kearny Federal Savings Bank Pension Plan, a non-contributory defined benefit pension plan. This action also includes "freezing" the benefit accruals under the Benefits Equalization Plan related to the defined benefit pension plan. These actions are intended to provide the Company with additional flexibility in managing the costs associated with the benefit plans while still preserving all retirement plan participants' earned and vested benefits. Management estimates that these actions will result in pre-tax expense reductions of approximately $1.3 million and $226,000 for the defined benefit pension plan and benefits equalization plan, respectively, during the year ending June 30, 2008.

Net occupancy expense of premises increased $59,000 or 7.1%, to $895,000 for the quarter ended March 31, 2007 from $836,000 for the quarter ended March 31, 2006. The increase resulted principally from a $51,000 increase in property taxes expense attributed to the Bank's facilities.

Equipment expense decreased $76,000 or 6.5%, to $1.1 million from $1.2 million during the comparative quarter. Maintenance expense and service bureau expense decreased $36,000 and $37,000, respectively, due to management's negotiation of cost savings from the Bank's electronic data processing service providers as well as the Bank's core processor. The tentative settlement of a long-standing dispute with an electronic data processing service provider will result in an expense of approximately $88,000 in the quarter ending June 30, 2007 for which the vendor agrees to perform certain services.

Directors' compensation decreased $87,000 or 13.8%, to $544,000 during the quarter ended March 31, 2007, compared to $631,000 in the quarter ended March 31, 2006. The decrease was due primarily to the Board of Directors' decision to freeze its incentive compensation plan in December 2006.

Miscellaneous expense decreased $132,000 or 11.4%, to $1.0 million for the quarter ended March 31, 2007, from $1.2 million for the quarter ended March 31, 2006. The most significant decreases were attributed to audit and accounting services expense, printing and office supplies expense and annual meeting expense, which decreased $49,000, $39,000 and $30,000, respectively. Audit and accounting services expense declined due to lower costs associated with Sarbanes-Oxley Act compliance. Reduced printing expense and annual meeting expense resulted from the use of lower cost service providers for the 2006 annual meeting compared to the 2005 meeting. Several other miscellaneous expense categories decreased a total of $56,000, including officers', directors' and employee expense which decreased $23,000 due primarily to lower costs incurred by the dining facility located in the Company's administrative building. These decreases were partially offset by increases of $43,000 in other categories, the largest being a $22,000 increase in loan expense. The increase in loan expense was due primarily to an increase in servicing fees resulting from loans purchased and serviced by others.

Provision for Income Taxes. The provision for income taxes decreased $158,000 or 63.2%, to $92,000 for the quarter ended March 31, 2007, from $250,000 for the quarter ended March 31, 2006. The effective income tax rate was 27.5% for the three months ended March 31, 2007, as compared to 9.3% for the three months ended March 31, 2006. The effective tax rate increased due a decline in the ratio of interest from tax-exempt instruments to pre-tax income, year-over-year. Tax-exempt interest reduced the Company's federal income expense by approximately $251,000 during the quarter ended March 31, 2007, compared to a reduction of approximately $598,000 in the quarter ended March 31, 2006. Management continued to liquidate the municipal bond portfolio due to the decline in pre-tax income which reduces the advantage of holding tax-exempt instruments as well as the portfolio's low yield.

Comparison  of  Operating  Results for the Nine Months  Ended March 31, 2007 and
2006

General. Net income for the nine months ended March 31, 2007 was $1.7 million or $0.02 per share, a decrease of $6.0 million or 77.9%, from $7.7 million or $0.11 per share for the nine months ended March 31, 2006. The decrease in net income resulted primarily from decreases in net interest income and non-interest income and an increase in non-interest expense, particularly salaries and employee benefits and directors' compensation due to the cost of stock compensation plans.

Net Interest Income. Net interest income for the nine months ended March 31, 2007 was $34.1 million, a decrease of $3.9 million or 10.3%, compared to $38.0 million for the nine months ended March 31, 2006. The decrease in net interest income was due to a significant increase in interest expense partially offset by an increase in interest income.

The Bank's net interest rate spread decreased 37 basis points to 1.73% for the nine months ended March 31, 2007, from 2.10% for the nine months ended March 31, 2006. The cost of average interest-bearing liabilities increased 88 basis points, from 2.52% for the nine months ended March 31, 2006, to 3.40% for the nine months ended March 31, 2007. During the nine months ended March 31, 2007, the yield on average interest-earning assets increased 51 basis points to 5.13% for the nine months ended March 31, 2007, from 4.62% for the nine months ended March 31, 2006. Interest-bearing liabilities continued to re-price faster than interest-earning assets during the nine months ended March 31, 2007. As of March 31, 2006, re-pricing interest-bearing liabilities were expected to exceed re-pricing interest-earning assets expressed as a percentage of total assets by approximately 19% over the next twelve months. This ratio improved to approximately 16% as of December 31, 2006, the most recent date for which the Bank has data, due to the redeployment of funds realized from the sale of securities into cash and cash equivalents. Management does not believe that there has been a material change in the Bank's interest rate sensitivity during the three months ended March 31, 2007. The Bank continued to be liability sensitive during the nine months ended March 31, 2007 due primarily to maturing certificates of deposit. Promotional interest rates utilized to attract new deposits, also affected the rollover rates on existing certificates of deposit, generally pushing non-promotional interest rates higher in order to remain competitive in the market place.

The Bank's net interest margin decreased 19 basis points to 2.45% for the nine months ended March 31, 2007, compared with 2.64% for the nine months ended March 31, 2006. Average interest-earning assets during the nine months ended March 31, 2007 were $1.86 billion or $55.2 million less than average interest-earning assets of $1.92 billion during the nine months ended March 31, 2006. The decrease resulted in part from use of cash to fund deposit outflows and reduce borrowings as well as fund stock repurchases. Average interest-bearing liabilities during the nine months ended March 31, 2007 were $1.47 billion or $35.5 million less than average interest-bearing liabilities of $1.50 billion during the nine months ended March 31, 2006. The ratio of average interest-earning assets to average interest-bearing liabilities was 126.9% for the nine months ended March 31, 2007, compared to 127.6% for the nine months ended March 31, 2006.

Interest Income. Total interest income increased $5.1 million or 7.7%, to $71.5 million for the nine months ended March 31, 2007, from $66.4 million for the nine months ended March 31, 2006. Year-over-year, interest income from loans and other interest-earning assets increased while interest from mortgage-backed securities and securities decreased as a result of a shift in assets into loans.

Interest income from loans receivable increased $7.2 million or 27.9%, to $33.0 million for the nine months ended March 31, 2007, from $25.8 million for the nine months ended March 31, 2006 due primarily to growth in the portfolio as well as an improvement in yield. The average balance of loans receivable increased $152.3 million to $770.0 million during the nine months ended March 31, 2007, from $617.7 million during the nine months ended March 31, 2006. Management continued to implement the Bank's business plan which calls for increasing the Bank's loan portfolio while reducing its dependence on securities to generate interest income. Average loans receivable constituted 41.4% of average interest-earning assets for the nine months ended March 31, 2007, as compared to 32.2% for the same period a year ago. By contrast, average securities and mortgage-backed securities represented 45.6% of average interest-earning assets for the nine months ended March 31, 2007, as compared to 61.6% for the nine months ended March 31, 2006. During the nine months ended March 31, 2007, the Bank purchased approximately $71.4 million in loans from mortgage companies compared to approximately $14.6 million during the same period a year earlier due to the slowing real restate market, which affected the Bank's ability to originate loans internally. The yield on average loans receivable increased 16 basis points to 5.72% for the nine months ended March 31, 2007, compared to 5.56% for the nine months ended March 31, 2006. The improvement in yield year-over-year was due in part to growth in the nonresidential mortgage category.

Interest income from mortgage-backed securities decreased $1.0 million or 4.0%, to $24.2 million for the nine months ended March 31, 2007, compared to $25.2 million for the nine months ended March 31, 2006 due to a reduction in the portfolio partially offset by an improvement in yield. The average balance of mortgage-backed securities decreased $60.6 million to $676.4 million for the nine months ended March 31, 2007, from $737.0 million for the nine months ended March 31, 2006. The yield on average mortgage-backed securities increased 20 basis points to 4.77% for the nine months ended March 31, 2007, from 4.57% for the nine months ended March 31, 2006. To the extent not required to fund loan originations, management reinvested cash flows from principal and interest payments from mortgage-backed securities into cash equivalents pending redeployment into other interest-earning assets, which contributed to the decrease in the average balance year-over-year. The increase in yield resulted from rate adjustments on pass-through certificates containing adjustable rate mortgages. Excluding CRA eligible securities which are fixed rate, when redeploying cash flows from the portfolio back into mortgage-backed securities, management routinely reinvested in adjustable rate product, preferably seasoned 3/1 and 5/1 adjustable rate mortgages such that the first rate change date and conversion to a one-year adjustable product may be less than three or five years away. By sacrificing higher yields on fixed rate securities in the short-term, the Bank gained some interest rate risk protection in the future.

Interest income from securities decreased $6.7 million or 56.3%, to $5.2 million during the nine months ended March 31, 2007, from $11.9 million during the nine months ended March 31, 2006 due to a significant reduction in the portfolio partially offset by an improvement in yield. The average balance of securities decreased $271.5 million to $171.4 million for the nine months ended March 31, 2007, compared to $442.9 million for the nine months ended March 31, 2006. The decrease in the average balance was due primarily to the sale of the Bank's entire portfolio of government agency notes, with an amortized cost of $249.0 million, and Freddie Mac common stock with a fair value of $8.9 million, in February 2006. Those sales were followed by sales of municipal bonds, totaling $131.7 million during the nine months ended March 31, 2007. To the extent not required to fund loan originations, management reinvested the proceeds from the sales into cash equivalents pending redeployment into other interest-earning assets. During the comparative period, management was still reinvesting cash flows from maturing securities back into the portfolio, primarily in the municipal bond category, due to nominally higher coupons as well as higher tax equivalent yields. However, the advantage of holding tax-exempt instruments gradually disappeared with declining pre-tax income. The yield on average securities improved 48 basis points from 3.59% for the nine months ended March 31, 2006, to 4.07% for the nine months ended March 31, 2007. The higher yield on the securities portfolio resulted from the sale of the government agency notes and municipal bonds. The yield on the notes was 3.22% at the time of their sale. The yield on the bonds was 3.78% at June 30, 2006, with the remaining balance of the portfolio yielding 3.72% at March 31, 2007.

Interest income from other interest-earning assets increased $5.6 million or 160.0%, to $9.1 million for the nine months ended March 31, 2007, from $3.5 million for the nine months ended March 31, 2006. This was a result of a significant increase in the average balance of other interest-earning assets as well as an improvement in yield. There was a $124.5 million increase in the average balance of other interest-earning assets to $242.4 million for the nine months ended March 31, 2007, from $117.9 million for the nine months ended March 31, 2006. There was a 104 basis point increase in the yield on average other interest-earning assets to 4.99% for the nine months ended March 31, 2007, from 3.95% for the nine months ended March 31, 2006, due to increases in short-term interest rates year-over-year, particularly the rate paid on overnight deposits as well as the dividend yield on Federal Home Loan Bank ("FHLB") of New York capital stock. The average balance of other interest-earning assets increased due to an increase in interest-earning deposits of $128.2 million to $237.2 million, the primary component of other interest-earning assets, partially offset by a decrease in FHLB capital stock of $3.5 million to $5.3 million due to a repurchase by FHLB to meet regulatory requirements. To the extent not required to fund loan originations, management reinvested the proceeds from the sales into cash equivalents pending redeployment into other interest-earning assets.

Interest Expense. Total interest expense increased $9.0 million or 31.7%, to $37.4 million for the nine months ended March 31, 2007, from $28.4 million for the nine months ended March 31, 2006. Year-over-year, there was a significant increase in interest expense attributed to deposits and a nominal decrease in interest expense from borrowings.

Interest expense from deposits increased $9.3 million or 36.2%, to $35.0 million for the nine months ended March 31, 2007, from $25.7 million for the nine months ended March 31, 2006. The increase resulted primarily from an increase in the cost of average interest-bearing deposits, which more than offset a decrease in the average balance of interest-bearing deposits. The cost of average interest-bearing deposits increased 92 basis points to 3.31% for the nine months ended March 31, 2007, from 2.39% for the nine months ended March 31, 2006. The average balance of interest-bearing deposits decreased $27.1 million to $1.41 billion for the nine months ended March 31, 2007, from $1.43 billion for the nine months ended March 31, 2006. During the year, management offered promotional interest rates on selected certificates of deposit maturities and tiered money market deposit accounts in an effort to retain and attract deposits in the midst of intense competition in the marketplace. This strategy had a significant effect on the Bank's cost of funds year-over-year. Midway through the quarter ended December 31, 2006, management began to abandon this strategy in an attempt to mitigate margin compression. With respect to the same period a year ago, management reacted to competitive pressures in the marketplace earlier in 2005 by offering a premium interest rate on 13 month certificates of deposit, which attracted new money but then ceased offering promotional interest rates due to the rising cost of funds until the June quarter, when loss of deposits again became a concern.

Interest expense from Federal Home Loan Bank advances decreased $321,000 or 11.7%, to $2.4 million for the nine months ended March 31, 2007, from $2.7 million for the nine months ended March 31, 2006. Average borrowings decreased $8.4 million to $58.3 million for the nine months ended March 31, 2007, from $66.7 million for the nine months ended March 31, 2006. The cost of average borrowings increased five basis points to 5.51% for the nine months ended March 31, 2007 from 5.46% for the nine months ended March 31, 2006. The decrease in the average balance resulted from scheduled principal payments on amortizing advances, the maturity of a $5.0 million advance in November 2006 and overnight borrowings on the Bank's books during January and February 2006. The cost of average borrowings increased due to the inexpensive overnight borrowings from a year ago, relative to the interest rates on the long-term advances on the Bank's books during both periods.

Provision for Loan Losses. The provision for loan losses increased $133,000, to $378,000 for the nine months ended March 31, 2007, from a $245,000 provision recorded during the nine months ended March 31, 2006. Management attributes the increase principally to growth in the loan portfolio. Total loans increased to $822.0 million at March 31, 2007 from $708.0 million at June 30, 2006. Asset quality continued to be strong as non-performing loans were $1.1 million or 0.13% of total loans at March 31, 2007, as compared to $1.0 million or 0.14% of total loans at June 30, 2006. The allowance for loan losses as a percentage of total loans outstanding was 0.71% at March 31, 2007 and 0.77% at June 30, 2006, reflecting allowance balances of $5.9 million and $5.5 million, respectively. The increase in the allowance balance during the nine months ended March 31, 2007 included a recovery of $27,000 and no charge-offs compared to a recovery and charge-offs of $5,000 and $17,000, respectively, during the nine months ended March 31, 2006.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2007 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income attributed to fees, service charges and miscellaneous income increased $52,000 or 3.0%, to $1.8 million during the nine months ended March 31, 2007 compared to $1.7 million during the nine months ended March 31, 2006. Fees and service charges from operations and the Bank's retail branch network decreased by $99,000; during the nine months ended March 31, 2006, fees and service charges included non-recurring loan prepayment fees of $85,000 compared to $1,000 in the current period. Miscellaneous income increased $151,000 compared to the year earlier period. Income from bank owned life insurance increased $62,000 due to the purchase of additional insurance during the comparative period. There was also a loss on sale of real estate owned of $35,000 recorded during the nine months ended March 31, 2006, with no such loss in the current period.

There was a gain on sale of securities during the nine months ended March 31, 2007 of $55,000 compared to $1.0 million during the nine months ended March 31, 2006.

Non-Interest Expense. Total non-interest expense increased $2.7 million or 8.7%, to $33.6 million for the nine months ended March 31, 2007, from $30.9 million for the nine months ended March 31, 2006. The increase resulted primarily from increases in salaries and employee benefits and directors' compensation and to a lesser degree, increases in net occupancy expense of premises and advertising expense partially offset by decreases in equipment expense and miscellaneous expense.

Salaries and employee benefits increased $2.3 million or 12.6%, to $20.6 million for the nine months ended March 31, 2007, compared to $18.3 million for the nine months ended March 31, 2006. Management attributes the increase primarily to the 2005 Stock Compensation and Incentive Plan approved at the Company's annual stockholders' meeting held in October 2005, which resulted in an expense of $2.8 million during the nine months ended March 31, 2007; a $1.6 million increase compared to $1.2 million recorded in the nine months ended March 31, 2006. The current nine months included Employee Stock Ownership Plan compensation expense of $1.7 million, an increase of $287,000 compared to $1.4 million during the nine months ended March 31, 2006 due to an increase in the average price of the Company's stock, year-over-year. Other components of salaries and employee benefits increased $438,000 compared to the prior year, including increases of $125,000 and $52,000 in compensation expense and pension expense, respectively, both due to normal salary increases, an increase in other benefits expense of $217,000 due principally to employee health insurance and a $44,000 increase in payroll taxes expense due primarily to vesting of restricted stock.

Net occupancy expense of premises increased $73,000 or 2.9%, to $2.6 million for the nine months ended March 31, 2007 from $2.5 million for the nine months ended March 31, 2006. Rental income from surplus retail branch space resulted in a $30,000 decrease in rent expense, net, and repairs and maintenance expense decreased $69,000. They were offset by increases in property taxes expense, depreciation expense and utilities expense of $73,000, $58,000 and $42,000, respectively. The Bank leases surplus space in retail branch facilities in Springfield, River Vale and the Pleasantdale office in West Orange.

Equipment expense decreased $32,000 or 1.0%, virtually unchanged at $3.3 million year-over-year. A decrease in maintenance expense of $90,000 due to management's negotiation of cost savings from the Bank's electronic data processing service providers was partially offset by higher depreciation expense and service bureau expense, which increased $5,000 and $52,000, respectively. The increase in service bureau expense was due primarily to higher costs associated with the Bank's core processor.

Advertising expense increased $101,000 or 9.5%, to $1.2 million, compared to $1.1 million during the same period in the prior year, due to an extensive advertising campaign to publicize promotional interest rates for certificates of deposit, tiered money market deposit accounts and StarBanking, a bundled services package. There were also extensive advertising campaigns focused on the Bank's loan products.

Directors' compensation increased $319,000 or 22.1%, to $1.8 million during the nine months ended March 31, 2007, compared to $1.4 million during the nine months ended March 31, 2006. Stock compensation plans expense increased $486,000 due to the 2005 Stock Compensation and Incentive Plan approved at the Company's annual stockholders' meeting held in October 2005. This increase was partially offset by decreases in directors' fees and other directors' compensation of $109,000 and $58,000, respectively. The Company's obligation to pay advisory board fees in connection with its acquisition of West Essex Bancorp ended in June 2006, which contributed to the decline in directors' fees. Other directors' compensation decreased due primarily to the freezing of the directors' incentive compensation plan during the quarter ended December 31, 2006.

Miscellaneous expense decreased $128,000 or 3.8%, to $3.3 million from $3.4 million, year-over-year. The two categories with the largest increases were legal expense and loan expense, $77,000 and $56,000, respectively. Management attributes the increase in legal expense to ongoing evaluation and implementation of growth and diversification strategies related to execution of the Company's business plan while the increase in loan expense resulted from origination costs associated with growing the loan portfolio. The two categories with the largest decreases were printing and office supplies expense, which decreased $85,000 due to the use of lower cost service providers and miscellaneous expense, which decreased $73,000. Miscellaneous expense during the nine months ended March 31, 2006 included a settlement for $51,000 with the New Jersey Division of Taxation resulting from a use tax audit covering the previous five years.

Provision for Income Taxes. The provision for income taxes decreased $1.6 million or 88.9%, to $257,000 for the nine months ended March 31, 2007, from $1.8 million for the nine months ended March 31, 2006. The effective tax rate was 13.0% for the nine months ended March 31, 2007, as compared to 19.0% for the nine months ended March 31, 2006. The effective tax rate declined due to interest from tax exempt instruments becoming a greater percentage of net income as net income declined. Tax-exempt interest reduced the Company's federal income expense by approximately $1.2 million during the nine months ended March 31, 2007, compared to a reduction of approximately $1.8 million during the nine months ended March 31, 2006. Management is liquidating the municipal bond portfolio due to the decline in pre-tax income which reduces the advantage of holding tax-exempt instruments as well as the portfolio's low yield.

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

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At March 31, 2007, the Bank had outstanding commitments to originate loans of $57.2 million, commitments to fund the purchase of loans on a flow basis of $74.0 million, construction loans in process of $7.2 million and unused lines of credit of $26.4 million.

During the quarter ended June 30, 2006, management introduced promotional interest rates for terms of five, nine and 13 months to retain and attract new certificates of deposit. The Bank continued to offer the promotional interest rates for certificates of deposit with those terms during the quarter ended September 30, 2006 as well as a promotional interest rate for a tiered money market deposit account. The program continued until midway through the quarter ended December 31, 2006 when the Bank ceased to offer promotional interest rates on certificates of deposit. Management reduced the interest rate tied to the highest tier on the tiered money market deposit account several times during the quarter ended March 31, 2007.

Certificates of deposit increased $53.0 million from $883.1 million at June 30, 2006 to $936.1 million at March 31, 2007 while interest-bearing transaction accounts increased $26.2 million from $122.1 million at June 30, 2006 to $148.3 million at March 31, 2007, with most of the increase attributed to tiered money market deposit accounts. Certificates of deposit scheduled to mature in one year or less at March 31, 2007 totaled $810.9 million compared to $658.2 million at June 30, 2006. Beginning in the quarter ending June 30, 2007, certificates of deposit with the highest promotional interest rates begin to mature. Based on historical experience and expectation of more realistic deposit pricing in the marketplace, management believes that a significant portion of maturing deposits will remain with the Bank. However, given management's more conservative pricing strategy implemented in late October 2006, the Bank could face significant deposit outflows during the next two quarters. The Bank's substantial liquidity position, which includes $277.5 million in cash and cash equivalents at March 31, 2007, provides a cushion for deposit attrition, if it occurs.

Borrowings from the Federal Home Loan Bank ("FHLB") of New York are available to supplement the Bank's liquidity position and to the extent that maturing deposits do not remain with us, they may need to be replaced with borrowings. At March 31, 2007, advances from the FHLB amounted to $55.6 million. The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit of $200.0 million or by taking additional short-term or long-term advances.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2007, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision (the "OTS").

The following table sets forth the Bank's capital position at March 31, 2007, as compared to the minimum regulatory capital requirements:

                                                                  March 31, 2007 (Unaudited)
                                        -------------------------------------------------------------------------------
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                        Minimum Capital           Prompt Corrective
                                                 Actual                   Requirements            Action Provisions
                                        -------------------------    -----------------------    -----------------------
                                             Amount       Ratio         Amount       Ratio        Amount        Ratio
                                             ------       -----         ------       -----        ------        -----
                                                                    (Dollars in Thousands)
Total Capital
  (to risk-weighted assets)              $  365,090       44.51%     $  65,612        8.00%    $  82,015        10.00%

Tier 1 Capital
  (to risk-weighted assets)              $  359,234       43.80%             -           -     $  49,209         6.00%

Core (Tier 1) Capital
  (to adjusted total assets)             $  359,234       18.83%     $  57,223        3.00%    $  95,372         5.00%

Tangible Capital
  (to adjusted total assets)             $  359,234       18.83%     $  28,612        1.50%            -            -


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

The following table sets forth the Bank's NPV as of December 31, 2006, the most recent date for which the Bank has received the Bank's NPV as calculated by the OTS. Management does not believe that there has been a material adverse change in the Bank's interest rate risk during the three months ended March 31, 2007.

                                           At December 31, 2006
                       -------------------------------------------------------------------------
                                                               Net Portfolio Value
                         Net Portfolio Value                as % of Present Value of Assets
                        ---------------------           ----------------------------------------
                                                                     Net Portfolio   Basis Point
 Changes in Rates (1)   $ Amount     $ Change           % Change      Value Ratio      Change
 --------------------   --------     --------           --------      -----------      ------
                                                     (In Thousands)
       +300 bp           318,583     -106,269               -25%         17.11%        -431 bp
       +200 bp           356,021      -68,831               -16%         18.69%        -272 bp
       +100 bp           390,887      -33,965                -8%         20.10%        -131 bp
          0 bp           424,852            -                 -          21.42%           -
       -100 bp           449,564      +24,712                +6%         22.32%         +90 bp
       -200 bp           466,448      +41,595               +10%         22.89%        +148 bp

(1) The -300 bp scenario is not shown due to the low prevailing interest rate environment.

This analysis also indicated that as of December 31, 2006 an immediate and permanent 2.00% increase in interest rates would cause an approximately 9.38% decrease in our net interest income.

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

                                     PART II


     ITEM 1.        Legal Proceedings
                    -----------------

                    At March 31, 2007, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

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

     ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds
                    -----------------------------------------------------------


                    ISSUER PURCHASES OF EQUITY SECURITIES

                    The   following   table   reports   information    regarding
                    repurchases of the Company's common stock during the quarter ended March 31, 2007.

--------------------------------------------------------------------------------
                                               Total Number of      Maximum
                                                    Shares          Number of
                                                 Purchased as      Shares that
                         Total                 Part of Publicly    May Yet Be
                       Number of    Average        Announced     Purchased Under
                        Shares     Price Paid      Plans or        the Plans or
      Period           Purchased    per Share      Programs        Programs (1)
--------------------------------------------------------------------------------
 January 1-31, 2007          0             -              0          1,036,634
--------------------------------------------------------------------------------
 February 1-28, 2007    21,000        $14.70         21,000          1,015,634
--------------------------------------------------------------------------------
 March 1-31, 2007       31,500        $14.68         31,500            984,134
--------------------------------------------------------------------------------
 Total                  52,500        $14.68         52,500                  -
--------------------------------------------------------------------------------

(1) On January 18, 2007, the Company announced a five percent stock repurchase plan (approximately 1,036,634 shares). Such purchases are to be made from time to time in the open market, based on stock availability, price and the Company's financial performance. This program has no expiration date.

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

     ITEM 5.        Other Information
                    -----------------

                    None.

     ITEM 6.        Exhibits
                    --------

                    The following Exhibits are filed as part of this report:

                    3.1    Charter of Kearny Financial Corp. (1)
                    3.2    By-laws of Kearny Financial Corp. (1)
                    4.0    Specimen Common Stock  Certificate of Kearny  Financial Corp. (1)
                    10.1   Employment Agreement between Kearny Federal Savings Bank and John N. Hopkins (1)
                    10.2   Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (1)
                    10.3   Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (1)
                    10.4   Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (1)
                    10.5   Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (1)
                    10.6   Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (1)
                    10.7   Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
                    10.8   Directors Consultation and Retirement Plan (1)
                    10.9   Benefit Equalization Plan (1)
                    10.10  Benefit Equalization Plan for Employee Stock Ownership Plan (1)
                    10.11  Stock Option Plan (3)
                    10.12  Restricted Stock Plan (3)
                    10.13  Kearny Federal Savings Bank Director Life Insurance Agreement (4)
                    10.14  Kearny Federal Savings Bank Executive Life Insurance Agreement (4)
                    11.0   Statements re: computation of per share earnings (Filed herewith).
                    31.0   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                    32.0   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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






                                KEARNY FINANCIAL CORP.

Date:      May 10, 2007         By:  /s/ John N. Hopkins
           -------------------       -------------------------------------------
                                     John N. Hopkins
                                     President and Chief Executive Officer
                                     (Duly  authorized  officer  and  principal
                                     executive officer)

Date:      May 10, 2007         By:  /s/ William C. Ledgerwood
           -------------------       -------------------------------------------
                                     William C. Ledgerwood
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal financial officer)