Form 10-K
period 2007-06-30
Kearny Financial Corp.
filed 2007-09-13
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007

- or -

☐	Transition Report pursuant to section 13 OR 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission Number: 0-51093

KEARNY FINANCIAL CORP.
(Exact name of Registrant as specified in its Charter)

United States	22-3803741
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Passaic Avenue, Fairfield, New Jersey	07004
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 244-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ YES	☒	NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ YES	☒	NO

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES	☒ NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on December 29, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $276.5 million.

As of September 7, 2007 there were issued and outstanding 71,113,937 shares of the Registrant’s Common Stock including shares held by Kearny MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders. (Part III)

PART I

Kearny Financial Corp. (the “Company” or the “Registrant”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations; the effects of and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting policies and practices, as may be adopted by regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board; technological changes; competition among financial services providers; and the success of the Company at managing the risks involved in the foregoing and managing its business.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Business

General

The Company is a federally-chartered corporation that was organized on March 30, 2001 for the purpose of being a holding company for Kearny Federal Savings Bank (the “Bank”), a federally-chartered stock savings bank. On February 23, 2005, the Company completed a minority stock offering in which it sold 21,821,250 shares, representing 30% of its outstanding common stock upon completion of the offering. The remaining 70% of the outstanding common stock, totaling 50,916,250 shares, were retained by Kearny MHC (the “MHC”). The MHC is a federally-chartered mutual holding company and so long as the MHC is in existence, it will at all times own a majority of the outstanding common stock of the Company. The stock repurchase programs conducted by the Company since the offering have reduced the total number of shares outstanding. The 50,916,250 shares held by the MHC represented 71.6% of the total shares outstanding as of the Company’s June 30, 2007 fiscal year end. The MHC and the Company are regulated by the Office of Thrift Supervision.

The Company is a unitary savings and loan holding company and conducts no significant business or operations of its own. References in this Annual Report on Form 10-K to the Company or Registrant generally refer to the Company and the Bank, unless the context indicates otherwise. References to “we,” “us,” or “our” refer to the Bank or Company, or both, as the context indicates.

The Bank was originally founded in 1884 as a New Jersey mutual building and loan association. It obtained federal insurance of accounts in 1939 and received a federal charter in 1941. The Bank’s deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation and the Bank is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

Our primary business is attracting retail deposits from the public and using those deposits, together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for our investing and lending activities. We invest in mortgage-backed securities, U.S. government obligations, obligations of state and political subdivisions and other securities. Our loan portfolio consists of one-to-four family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans, home equity loans and lines of credit and other consumer loans. At June 30, 2007, mortgage-backed securities and securities comprised 38.2% of our total assets while net loans receivable comprised 44.9% of our total assets. At June 30, 2006, mortgage-backed securities and securities comprised 44.8% of our total assets while net loans receivable comprised 35.3% of our total assets and at June 30, 2005, these percentages were 59.9% and 26.5%, respectively. It is our intention to continue increasing the balance of our loan portfolio relative to the size of our securities portfolio.

We operate from administrative headquarters in Fairfield, New Jersey and as of June 30, 2007 had 26 branch offices. As of June 30, 2007, we had 268 full-time employees and 24 part-time employees.

Market Area. Our primary market area consists of the counties in which we currently operate branches: Bergen, Hudson, Passaic, Morris, Middlesex, Essex, Union and Ocean Counties, New Jersey. We also consider Monmouth County, New Jersey to be part of our market area. Our lending is concentrated in these nine counties and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

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

Competition. We operate in a market area with a high concentration of banking and financial institutions and we face substantial competition in attracting deposits and in originating loans. A number of our competitors are significantly larger institutions with greater financial and managerial resources and lending limits. Our ability to compete successfully is a significant factor affecting our growth potential and profitability.

Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions and credit unions located in our primary market area. We also compete with mortgage banking and finance companies for real estate loans and with commercial banks and savings institutions for consumer loans and we face competition for funds from investment products such as mutual funds, short-term money market funds and corporate and government securities. There are large competitors operating throughout our total market area, including Bank of America, Commerce Bank, Wachovia Bank and PNC Bank with Chase Bank and Citibank anxious to expand their presence and we face strong competition from other community-based financial institutions.

Lending Activities

General. We have traditionally focused on the origination of one-to-four family loans, which comprise a significant majority of our total loan portfolio. Our next largest category of lending is commercial real estate, which includes multi-family dwellings, mixed-use properties and other commercial properties. We also offer consumer loans (primarily composed of home equity loans and lines of credit), construction loans (to builders and developers as well as individual homeowners) and commercial business loans, generally secured by real estate.

	At June 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Type of Loans:
Real estate mortgage - One-to-four family	$559,306	64.66%	$465,822	65.80%	$382,766	68.03%	$358,241	70.22%	$366,391	71.50%
Real estate mortgage - Multi- family and commercial	159,147	18.40	107,111	15.13	96,685	17.19	83,426	16.35	71,099	13.88
Commercial business	4,205	0.48	3,208	0.45	2,930	0.52	5,161	1.01	2,353	0.46
Consumer:
Home equity loans	113,624	13.14	93,639	13.23	54,199	9.63	37,381	7.33	37,315	7.28
Equity lines of credit	12,748	1.47	12,988	1.83	14,850	2.64	15,677	3.07	19,905	3.89
Passbook or certificate	3,250	0.38	2,884	0.41	2,831	0.50	2,746	0.54	2,895	0.56
Other	1,391	0.16	247	0.03	264	0.05	336	0.07	1,273	0.25
Construction	11,360	1.31	22,078	3.12	8,094	1.44	7,212	1.41	11,183	2.18
Total loans	865,031	100.00%	707,977	100.00%	562,619	100.00%	510,180	100.00%	512,414	100.00%
Less:
Allowance for loan losses	6,049		5,451		5,416		5,144		5,180
Deferred loan (costs) and fees, net	(1,511)		(1,087)		(815)		(758)		(1,927)
	4,538		4,364		4,601		4,386		3,253
Total loans, net	$860,493		$703,613		$558,018		$505,794		$509,161

Loan Maturity Schedule. The following table sets forth the maturities of our loan portfolio at June 30, 2007. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less. Loans are stated in the following tables at contractual maturity and actual maturities could differ due to prepayments.

	Real estate mortgage - One-to-four family	Real estate mortgage - Multi-family and commercial	Commercial business	Home equity loans	Home equity lines of credit	Passbook or certificate	Other	Construction	Total
	(In Thousands)
Amounts Due:
Within 1 Year	$198	$—	$2,560	$242	$227	$3,051	$110	$11,360	$17,748

After 1 year
1 to 3 years	2,361	490	25	5,044	155	161	31	—	8,267
3 to 5 years	20,075	4,573	20	7,686	144	19	—	—	32,517
5 to 10 years	97,199	16,726	—	35,921	3,388	10	—	—	153,244
10 to 15 years	117,342	34,549	—	37,505	7,939	9	—	—	197,344
Over 15 years	322,131	102,809	1,600	27,226	895	—	1,250	—	455,911

Total due after one year	559,108	159,147	1,645	113,382	12,521	199	1,281	—	847,283
Total amount due	$559,306	$159,147	$4,205	$113,624	$12,748	$3,250	$1,391	$11,360	$865,031

The following table shows the dollar amount of loans as of June 30, 2007 due after June 30, 2008 according to rate type and loan category.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate mortgage -
One-to-four family	$475,663	$83,445	$559,108
Real estate mortgage -
Multi-family and commercial	129,327	29,820	159,147
Commercial business	1,645	—	1,645
Consumer:
Home equity loans	113,382	—	113,382
Home equity lines of credit	3,191	9,330	12,521
Passbook or certificate	—	199	199
Other	22	1,259	1,281
Construction	—	—	—
Total	$723,230	$124,053	$847,283

One-to-Four Family Mortgage Loans. Our primary lending activity consists of the origination of one-to-four family first mortgage loans, nearly all of which are secured by property located within New Jersey. During the year ended June 30, 2007, the Bank originated $67.2 million of one-to-four family mortgage loans within New Jersey compared to $118.4 million in the year ended June 30, 2006. A slowing of the residential real estate market was the primary reason for the decrease in originations.

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

Our fixed rate and adjustable rate residential mortgage loans on owner occupied properties have terms of ten to thirty years. Residential mortgage loans on non-owner occupied properties have terms of up to fifteen years for fixed rate loans and terms up to twenty years for adjustable rate loans. We also offer ten-year balloon mortgages with a thirty-year amortization schedule on owner occupied properties and a twenty-year amortization schedule on non-owner occupied properties.

Our adjustable rate loan products provide for an interest rate that is tied to the one-year Constant Maturity U.S. Treasury index and have terms of up to thirty years with initial fixed rate periods of one, three, five, seven, or ten years according to the terms of the loan and annual rate adjustment thereafter. We also offer an adjustable rate loan with a term of up to thirty years with a rate that adjusts every five years to the five-year Constant Maturity U.S. Treasury index. There is a 200 basis point limit on the rate adjustment in any adjustment period and the rate adjustment limit over the life of the loan is 600 basis points.

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

Substantially all of our residential mortgages include “due on sale” clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing our one-to-four family residential loans are made by state certified or licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability and fire insurance and, if applicable, flood insurance, are also required.

Multi-family and Commercial Real Estate Mortgage Loans. We also originate mortgage loans on multi-family and commercial real estate properties, including loans on apartment buildings, retail/service properties and other income-producing properties, such as mixed-use properties combining residential and commercial space. The Bank originated $62.9 million of multi-family and commercial real estate mortgages during the year ended June 30, 2007, compared to $23.4 million during the year ended June 30, 2006. The Bank’s business plan calls for an increased emphasis on originating these types of mortgages.

We generally require no less than a 30% down payment or equity position for mortgage loans on multi-family and commercial real estate properties and we require personal guarantees on all such loans. Currently, these loans are made with a maturity of up to 20 years. We also offer a five-year balloon loan with a twenty- year amortization schedule. All of our multi-family and commercial real estate mortgage loans are on properties within New Jersey.

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

Commercial Business Loans. We also originate commercial term loans and lines of credit to a variety of professionals, sole proprietorships and small businesses in our market area. During the year ended June 30, 2007, the Bank originated $4.6 million of commercial business loans compared to $708,000 during the year ended June 30, 2006. The Bank’s business plan calls for an increased emphasis on originating commercial mortgages, as a by-product management expects a gradual increase in the origination of these types of loans.

These loans are normally secured by real estate and we require personal guarantees on all commercial loans. Marketable securities may also be accepted as collateral on lines of credit, but with a loan to value limit of 50%. The loan to value limit on secured commercial lines of credit and term loans is otherwise generally limited to 70%. We also make unsecured commercial loans in the form of overdraft checking authorization up to $25,000 and unsecured lines of credit up to $25,000.

Our commercial term loans generally have terms of up to fifteen years and are mostly fixed rate loans. Our commercial lines of credit have terms of up to two years and are mostly adjustable rate loans. We also offer a one-year interest only commercial line of credit with balloon payment.

Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial business loans, therefore, have greater credit risk than residential mortgage loans. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one-to-four family loans. Commercial lending requires substantially greater evaluation and oversight efforts compared to residential or commercial real estate lending.

Home Equity Loans and Lines of Credit. Our home equity loans are fixed rate loans for terms of generally up to twenty years. We also offer fixed and adjustable rate home equity lines of credit with terms of up to fifteen years. During the year ended June 30, 2007, the Bank originated $51.4 million of home equity loans and lines of credit compared to $66.5 million in the year ended June 30, 2006. Fierce competition in the marketplace for these types of loans due to lower demand for first mortgages and less advertising on the part of the Bank were the primary reasons for the decrease in originations.

Collateral value is determined through an Automated Valuation Module (AVM), specifically, the Freddie Mac’s Home Valuation Explorer (HVE), or property value analysis report (FHLMC Form 704) provided by a state certified or licensed independent appraiser. In some cases, we determine collateral value by a full appraisal performed by a state certified or licensed independent appraiser. Home equity loans and lines of credit do not require title insurance but do require homeowner, liability and fire insurance and, if applicable, flood insurance.

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

Consumer loans entail greater risks than residential mortgage loans, particularly consumer loans that are unsecured. Consumer loan repayment is dependent on the borrower’s continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount, which can be recovered on consumer loans in the event of a default.

Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and any additional verifiable secondary income.

Construction Lending. Our construction lending includes loans to individuals for construction of one-to-four family residences or for major renovations or improvements to an existing dwelling. Our construction lending also includes loans to builders and developers for multi-unit buildings or multi-house projects. All of our construction lending is in New Jersey. During the year ended June 30, 2007, construction loan originations and/or disbursements were $6.3 million compared to $22.6 million during the year ended June 30, 2006. A slowing of the residential real estate market was the primary reason for the decrease in originations and/or disbursements.

Construction borrowers must hold title to the land free and clear of any liens. Financing for construction loans is limited to 80% of the anticipated appraised value of the completed property. Disbursements are made in accordance with inspection reports by our approved appraisal firms. Terms of financing are limited to one year with an interest rate tied to the prime rate published in the Wall Street Journal and may include a premium of one or more points. In some cases, we convert a construction loan to a permanent mortgage loan upon completion of construction.

We have no formal limits as to the number of projects a builder has under construction or development and make a case-by-case determination on loans to builders and developers who have multiple projects under development. The Board of Directors reviews the Bank’s business relationship with a builder or developer prior to accepting a loan application for processing. We generally do not make construction loans to builders on a speculative basis, without a contract in place. Financing is only provided for up to two houses at a time in a multi-house project, requiring a contract on one of the two houses before financing for the next house may be obtained.

Construction lending is generally considered to involve a higher degree of credit risk than mortgage lending. If the estimate of construction cost proves to be inaccurate, we may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover all of the unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period.

Loans to One Borrower. Under federal law savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of June 30, 2007, our loans to one borrower limit was approximately $54.1 million.

At June 30, 2007, our largest single borrower had an aggregate loan balance of approximately $11.3 million, representing three mortgage loans secured by commercial real estate. Our second largest single borrower had an aggregate loan balance of approximately $10.2 million, representing two loans secured by commercial real estate. Our third largest borrower had an aggregate loan balance of approximately $9.2 million, representing two loans secured by commercial real estate, one commercial line of credit secured by commercial real estate and one residential mortgage loan. At June 30, 2007, all of these lending relationships were current and performing in accordance with the terms of their loan agreements.

Loan Originations, Purchases, Sales, Solicitation and Processing. The following table shows total loans originated, purchased and repaid during the periods indicated.

	For the Year Ended June 30,
	2007	2006	2005
	(In Thousands)
Loan originations and purchases:
Loan originations:
Real estate mortgage – One-to-four family	$67,158	$118,371	$86,026
Real estate mortgage – Multi-family and commercial	62,948	23,444	24,622
Commercial business	4,604	708	1,422
Construction	6,268	22,638	7,378
Consumer:
Home equity loans and lines of credit	51,437	66,456	39,598
Passbook or certificate	1,802	1,578	1,618
Other	1,553	412	324
Total loan originations	195,770	233,607	160,988
Loan purchases:
Real estate mortgage – One-to-four family	97,521	24,434	1,515
Real estate mortgage – Multi-family and commercial	—	—	—
Total loan purchases	97,521	24,434	1,515
Loan principal repayments	(136,669)	(113,786)	(111,740)
Increase (decrease) due to other items	258	1,340	1,461
Net increase (decrease) in loan portfolio	$156,880	$145,595	$52,224

Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals and “walk-in” customers. Our residential loan originations are largely advertising driven.

We primarily originate our own loans and retain them in our portfolio. As part of our loan growth strategy, we generally do not sell loans in the secondary market and do not currently anticipate that we will commence doing so in any large capacity. There were no whole loan sales during the year ended June 30, 2007. Gross loan originations totaled $195.8 million for the year ended June 30, 2007 and exceeded principal repayments by approximately $59.1 million.

In 2005, the Bank entered into a loan purchase and servicing agreement with a large nationwide lender, in order to supplement the Bank’s loan production pipeline. The agreement calls for the purchase of loan pools that contain mortgages on residential properties in our lending area. We have procedures in place for purchasing these mortgages such that the underwriting guidelines are consistent with those used in our in-house loan origination process. The evaluation and approval process ensures that the purchased loans generally conform to our normal underwriting guidelines. Our due diligence process includes full credit reviews and an examination of the title policy and associated legal instruments. We recalculate debt service and loan-to-value ratios for accuracy and review appraisals for reasonableness. In May 2007, we expanded our loan purchase and servicing agreement with the same nationwide lender to include mortgage loans secured by residential real estate located outside of New Jersey. All loan pools presented to the Bank must meet the Bank’s underwriting requirements as outlined in the purchase and servicing agreement and are subject to the same review process shown above. Furthermore, there are stricter underwriting guidelines in place for out-of-state mortgages, including higher minimum credit scores.

During the year ended June 30, 2007, we purchased a total of $2.7 million of adjustable rate loans and $86.5 million of fixed rate loans from this seller.

Once we purchase the loans, we continually monitor the seller’s performance by thoroughly reviewing portfolio balancing reports, remittance reports, delinquency reports and other data supplied to us on a monthly basis. We also review the seller’s financial statements and documentation as to their compliance with the servicing standards established by the Mortgage Bankers Association of America.

The Bank also enters into purchase agreements with a limited number of smaller, local mortgage companies to supplement the Bank’s loan production pipeline. These agreements call for the purchase, on a flow basis, of adjustable rate and/or 10, 15 and 30 year fixed rate mortgage loans with servicing released to the Bank. During the year ended June 30, 2007, we purchased a total of $4.3 million adjustable loans and $1.8 million of fixed rate loans from these companies.

The Bank does not originate or purchase interest only mortgages, pay option adjustable rate mortgages or sub-prime mortgages.

In addition to purchasing one-to-four family loans, we also occasionally purchase participations in loans originated by other banks and through the Thrift Institutions Community Investment Corporation of New Jersey (“TICIC”). Our TICIC participations include multi-family and commercial real estate properties. The aggregate balance of TICIC participations at June 30, 2007 was $9.0 million and the average balance of a single participation was approximately $264,000. At June 30, 2007, we had six non-TICIC participations with an aggregate balance of $16.0 million, consisting of loans on commercial real estate properties, including a medical center, a self-storage facility, a shopping plaza, commercial buildings with a combination of retail and office space and a construction loan to build townhouses. During the year ended June 30, 2007, the Bank purchased $2.2 million of participations in loans originated by other banks.

Loan Approval Procedures and Authority. Senior management recommends and the Board of Directors approves our lending policies and loan approval limits. Our Chief Lending Officer may approve loans up to $500,000. Loan department personnel of Kearny Federal Savings Bank serving in the following positions may approve loans as follows: mortgage loan managers, mortgage loans up to $250,000; consumer loan managers, consumer loans up to $100,000; and consumer loan underwriters, consumer loans up to $50,000. In addition to these principal amount limits, there are established limits for different levels of approval authority as to minimum credit scores and maximum loan to value ratios and debt ratios. Our Chief Executive Officer, Chief Financial Officer and Chief Investment Officer have authorization to countersign loans for amounts that exceed $500,000 up to a limit of $750,000. Our Chief Lending Officer must approve loans between $500,000 and $750,000 along with one of these designated officers. Non-conforming mortgage loans and loans over $750,000 require the approval of the Board of Directors.

Asset Quality

Loan Delinquencies and Collection Procedures. The borrower is notified by both mail and telephone when a loan is 30 days past due. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent. When a loan is 90 days delinquent, it is our general practice to refer it to an attorney for repossession or foreclosure. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2007, we held real estate owned totaling $109,000, consisting of one parcel of vacant land, currently under a contract of sale.

Loans are reviewed on a regular basis and are placed on non-accrual status when they are more than 90 days delinquent, with the exception of passbook loans. When a passbook loan becomes 120 days delinquent, we collect the outstanding balance of the loan from the related passbook account along with accrued interest (and a penalty is charged if the account securing the loan is a certificate of deposit). Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2007, we had approximately $1.5 million of loans that were held on a non-accrual basis compared to $942,000 at June 30, 2006.

Non-Performing Assets. The following table provides information regarding the Bank’s non-performing loans and other non-performing assets. As of each of the dates indicated, we did not have any troubled debt restructurings. At June 30, 2007 and 2006, the allowance for loan losses totaled $6.0 million and $5.5 million, non-performing loans totaled $1.5 million and $942,000 and the ratio of allowance for loan losses to non-performing loans was 406.25% and 578.66%, respectively.

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Loans accounted for on a non-accrual basis:
Real estate mortgage – One-to-four family	$472	$329	$846	$771	$1,571
Real estate mortgage – Multi-family and commercial	1,017	592	1,004	1,414	621
Commercial business	—	—	31	39	—
Consumer:
Home equity loans	—	21	20	65	178
Home equity lines of credit	—	—	17	—	—
Other	—	—	4	—	—
Construction	—	—	—	—	—
Total	1,489	942	1,922	2,289	2,370
Accruing loans which are contractually Past due 90 days or more:
Real estate mortgage - One-to-four family	—	—	—	—	423
Real estate mortgage - Multi-family and commercial	—	—	—	—	—
Commercial business	—	—	—	—	23
Consumer:
Home equity loans and lines of credit	—	—	—	—	—
Passbook or certificate	—	—	—	39	98
Other	—	—	—	—	2
Construction	—	—	—	—	—
Total	—	—	—	39	546
Total non-performing loans	$1,489	$942	$1,922	$2,328	$2,916
Real estate owned	$109	$109	$209	$209	$209
Other non-performing assets	$—	$—	$—	$—	$—
Total non-performing assets	$1,598	$1,051	$2,131	$2,537	$3,125
Total non-performing loans to total loans	0.17%	0.13%	0.34%	0.46%	0.57%
Total non-performing loans to total assets	0.08%	0.05%	0.09%	0.12%	0.15%
Total non-performing assets to total assets	0.08%	0.05%	0.10%	0.13%	0.16%

During the years ended June 30, 2007, 2006 and 2005, gross interest income of $111,000, $81,000 and $162,000, respectively, would have been recorded on loans accounted for on a non-accrual basis if those loans had been current. Interest income on such loans of $45,000, $9,000 and $69,000 was included in income for the years ended June 30, 2007, 2006 and 2005, respectively.

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

An asset is considered “substandard” if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets, or portions thereof, classified as “loss” are considered uncollectible and of so little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but which have credit deficiencies or potential weaknesses are required to be designated “special mention” by management.

Management’s classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. An independent loan review firm performs a review of our residential and commercial loan portfolios and we downgrade our classifications to match those of this reviewing firm if there is disagreement between our assessment and the independent assessment. The following table discloses our classification of assets and designation of certain loans as special mention as of June 30, 2007. At June 30, 2007, all of the classified assets and special mention designated assets were loans.

	June 30,
	2007	2006	2005
	(In Thousands)

Special Mention	$736	$236	$3,161
Substandard	1,470	1,448	2,343
Doubtful	1,881	2,001	1,936
Loss	—	—	6
Total	$4,087	$3,685	$7,446

At June 30, 2007 and 2006, none of the loans classified as “special mention,” approximately $726,000 and $350,000 classified as “substandard” and approximately $763,000 and $592,000 classified as “doubtful”, respectively, are included under non-performing assets, as shown in the table on Page 13.

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

Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans and (2) establishment of general valuation allowances on the remainder of our loan portfolio by type of loan, as required by regulatory guidelines outlined in the Interagency Policy Statement last updated in December 2006.

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

We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potentially impaired loans. Such system takes into consideration, among other things, delinquency status, size of loan, type of collateral and financial condition of the borrower. Large groups of smaller balance homogeneous loans, such as residential real estate and home equity and consumer loans are evaluated in the aggregate using historical loss factors and current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, are evaluated individually for impairment. There were no impaired loans at the end of June 30, 2007 and 2006.

Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

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

The following table sets forth information with respect to the allowance for loan losses at the dates indicated.

	For the Year Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Allowance balance (at beginning of period)	$5,451	$5,416	$5,144	$5,180	$5,170
Provision for loan losses	571	72	68	—	—
Charge-offs:
Real estate mortgage - One-to-four family	—	—	—	12	—
Commercial business	—	30	5	24	—
Other	—	12	4	—	—
Total charge-offs	—	42	9	36	—
Recoveries:
Real estate mortgage - One-to-four family	—	—	213	—	10
Commercial business	27	5	—	—	—
Total recoveries	27	5	213	—	10
Net (charge-offs) recoveries	27	(37)	204	(36)	10
Allowance balance (at end of period)	$6,049	$5,451	$5,416	$5,144	$5,180
Total loans outstanding	$865,031	$707,977	$562,619	$510,180	$512,414
Average loans outstanding	$785,210	$633,758	$523,029	$504,672	$551,696
Allowance for loan losses as a percent of total loans outstanding	0.70%	0.77%	0.96%	1.01%	1.01%
Net loans charged off as a percent of average loans outstanding	0.00%	0.01%	0.00%	0.01%	0.00%
Allowance for loan losses to non-performing loans	406.25%	578.66%	281.79%	220.96%	177.64%

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category and the percent of loans in each category to total net loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses, which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

	At June 30,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Loans	Percent of Loans to Total Loans	Loans	Percent of Loans to Total Loans	Loans	Percent of Loans to Total Loans
	(Dollars in Thousands)
At end of period allocated to:
Real estate mortgage - One-to-four family	$1,854	64.66%	$1,582	65.80%	$1,514	68.03%	$1,422	70.22%	$1,980	71.50%
Real estate mortgage - Multi-family and commercial	3,602	18.40	3,133	15.13	3,368	17.19	3,358	16.35	2,198	13.88
Commercial business	27	0.48	34	0.45	50	0.52	57	1.01	59	0.46
Consumer:
Home equity loans	356	13.14	286	13.23	182	9.63	131	7.33	214	7.28
Home equity lines of credit	46	1.47	39	1.83	47	2.64	52	3.07	218	3.89
Passbook or certificate	—	0.38	—	0.41	—	0.50	—	0.54	—	0.56
Other	34	0.16	27	0.03	120	0.05	4	0.07	10	0.25
Construction	130	1.31	350	3.12	135	1.44	120	1.41	501	2.18
Total allowance	$6,049	100.00%	$5,451	100.00%	$5,416	100.00%	$5,144	100.00%	$5,180	100.00%

Securities Portfolio

Our deposits have traditionally exceeded our loan originations and we have invested these deposits primarily in mortgage-backed securities and securities. Our mortgage-backed securities and securities comprised 38.2% of our total assets at June 30, 2007 compared to 44.8% at June 30, 2006. We have increased the balance of our loan portfolio relative to the size of our securities portfolio in recent years. We intend to continue shifting our assets into loans rather than securities, however, such a change will take time and in the near future, securities will remain a significant component of our assets.

Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. Our Chief Executive Officer, Chief Financial Officer and Chief Investment Officer are designated by the Board of Directors as the officers responsible for securities investment transactions and all transactions require the approval of at least two of these designated officers. The Interest Rate Risk Management Committee, currently composed of Directors Hopkins, Regan, Aanensen, Mazza and Parow, with our Chief Investment Officer and Chief Financial Officer participating as management’s liaison, is responsible for the administration of the securities portfolio. This committee meets quarterly to review the securities portfolio. The results of the committee’s quarterly review are reported to the full Board, which adjusts the investment policy and strategies, as it considers necessary and appropriate.

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

As of June 30, 2007, mortgage-backed securities represented approximately 87.9% of our total investment in securities. Mortgage-backed securities are pass-through securities typically issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed security thus approximates the life of the underlying mortgages. Mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of private corporate issuers) to pool and repackage the participation interests in the form of securities, with investors such as us receiving the principal and interest payments on the mortgages. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates.

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

Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. Statement No. 115 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

We do not currently use or maintain a trading account. Securities not classified as “held to maturity” are classified as “available for sale.” These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

During the quarter ended March 31, 2006, the entire portfolio of government agency notes, which was classified as “held to maturity,” was sold. As a result of this action, the remaining mortgage-backed securities and securities classified as “held to maturity” should have been re-classified as “available for sale.” Due to a misapplication of SFAS No. 115, the reclassification was not done. This error was discovered during the year ended June 30, 2007, and accordingly, the 2006 consolidated financial statements have been restated to correct the error. All mortgage-backed securities and securities are classified as “available for sale” and are reported at fair value instead of at amortized cost, which results in a change in the value of these assets previously reported on the Consolidated Statements of Financial Condition at June 30, 2006. The adjustments made to the consolidated financial statements are non-cash in nature and do not result in changes to the income statements or previously reported total net income for any period. We intend to file an amended Form 10-Q for the quarter ended March 31, 2006, an amended Form 10-K for the year ended June 30, 2006 and an amended Form 10-Q for the quarter ended September 30, 2006 as a result of the restatements.

Other than mortgage-backed securities issued by the U.S. government or its agencies, at June 30, 2007 we did not hold securities of any other issuer having an aggregate book value in excess of 10% of our equity. All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. Purchases of securities are made based on certain considerations, which include the interest rate, tax considerations, volatility, yield, settlement date and maturity of the security, our liquidity position and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, we do not purchase securities that are not rated investment grade.

In the years ended June 30, 2005 and 2006, we sold our entire investment in shares of Freddie Mac common stock. During the year ended June 30, 2006, we also sold our entire portfolio of government agency notes plus mutual fund shares in a government income fund. During the year ended June 30, 2007, we sold part of our portfolio of municipal bond obligations with a carrying value of $131.4 million.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. The table reflects the reclassification of securities held to maturity and mortgage-backed securities held to maturity to available for sale during the year ended June 30, 2006.

	At June 30,
	2007	2006	2005	2004	2003
	(In Thousands)
Securities Available for Sale:
U.S. government obligations	$6,864	$8,786	$—	$—	$—
Obligations of states and political subdivisions	65,333	195,661	—	—	—
Mutual funds(1)	7,795	7,424	14,140	13,899	14,196
Common stock(2)	—	—	8,551	15,894	12,748
Trust preferred securities due after ten years	8,877	10,922	10,900	11,771	10,896
Total securities available for sale	88,869	222,793	33,591	41,564	37,840

Securities Held to Maturity:
U.S. government obligations	—	—	265,469	274,401	169,968
Obligations of states and political subdivisions	—	—	204,629	161,469	117,353
Total securities held to maturity	—	—	470,098	435,870	287,321

Mortgage-Backed Securities Available for Sale:
Government National Mortgage Association	29,540	42,646	—	—	—
Federal Home Loan Mortgage Corporation	252,497	256,036	—	—	—
Federal National Mortgage Association	361,742	371,647	—	—	—
Total mortgage-backed securities available for sale	643,779	670,329	—	—	—

Mortgage-Backed Securities Held to Maturity:
Government National Mortgage Association	—	—	63,399	94,499	150,699
Federal Home Loan Mortgage Corporation	—	—	305,059	314,221	197,962
Federal National Mortgage Association	—	—	389,663	362,633	331,061
Collateralized mortgage obligations issued by U.S. government agencies	—	—	—	—	1,894
Other	—	—	—	—	3
Total mortgage-backed securities held to maturity	—	—	758,121	771,353	681,619
Total	$732,648	$893,122	$1,261,810	$1,248,787	$1,006,780

______________________

(1)

As of 2007 and 2006, our mutual fund investment consisted of shares issued by AMF Adjustable Rate Mortgage Fund. Our mutual fund investment in prior years also included shares in a government income fund.

(2)	As of 2005, 2004 and 2003, our common stock investment consisted of shares of Freddie Mac common stock.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2007. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At June 30, 2007, we held $11.8 million of callable securities.

	At June 30, 2007
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Market Value
	(Dollars in Thousands)

Mutual funds	$7,795	5.28%	$—	—%	$—	—%	$—	—%	$7,795	5.28%	$7,795
Trust preferred securities due after ten years	—	—	—	—	—	—	8,877	6.50%	8,877	6.50%	8,877
U.S. government obligations	—	—	—	—	935	8.64%	5,929	5.67%	6,864	6.08%	6,864
Obligations of states and political subdivisions	131	6.46%	4,302	3.72%	50,442	3.68%	10,458	3.85%	65,333	3.71%	65,333
Government National Mortgage Association	7	8.06%	276	9.65%	647	10.48%	28,610	6.17%	29,540	6.30%	29,540
Federal Home Loan Mortgage Corporation	491	4.48%	430	7.22%	4,135	5.22%	247,441	4.83%	252,497	4.84%	252,497
Federal National Mortgage Association	1	7.00%	10,397	5.65%	27,911	5.51%	323,433	4.87%	361,742	4.95%	361,742
Total	$8,425	5.25%	$15,405	5.22%	$84,070	4.47%	$624,748	4.93%	$732,648	4.89%	$732,648

Sources of Funds

General. Deposits are our major source of funds for lending and other investment purposes. In addition, we derive funds from loan and mortgage-backed securities principal repayments and proceeds from the maturity and call of securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings (principally from the Federal Home Loan Bank) are also used to supplement the amount of funds for lending and investment.

Deposits. Our current deposit products include checking and savings accounts, certificates of deposit accounts ranging in terms from thirty days to five years and individual retirement accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

Deposits are obtained primarily from within New Jersey. Traditional methods of advertising are used to attract new customers and deposits, including radio, print media, direct mail and inserts included with customer statements. We do not utilize the services of deposit brokers. Premiums or incentives for opening accounts are sometimes offered. We periodically select particular certificate of deposit maturities for promotion, with terms of five, nine and 13 months being the most popular during the previous two years. In December 2006, we ceased offering these terms for new deposits and now emphasize traditional terms particularly six months, one year, two years and five years. We may also offer a twenty-five basis point premium on certificate of deposit accounts with a term of at least one year to certificate of deposit accountholders that have $200,000 or more on deposit with Kearny Federal Savings Bank. We also offer the opportunity one time during the term of the certificate to “step up” the rate paid on 17-month and 29-month certificates of deposit from the rate set on such certificate to the current rate being offering by Kearny Federal Savings Bank on certificates of that particular maturity.

The determination of interest rates is based upon a number of factors, including: (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors’ rates for similar products; (3) our current cost of funds, yield on assets and asset/liability position; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of borrowing from the Federal Home Loan Bank. Interest rates are reviewed by senior management on a weekly basis and rates are set generally with the intent to be in the top five to ten percent of the competition.

A large percentage of our deposits are in certificates of deposit, which represented 62.9% and 61.2% of total deposits at June 30, 2007 and 2006, respectively. Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed. At June 30, 2007 and 2006, certificates of deposit maturing within one year were $743.7 million and $658.2 million, respectively. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. At June 30, 2007, $225.7 million or 25.4% of our certificates of deposit were “jumbo” certificates of $100,000 or more compared to $206.0 million or 23.3% at June 30, 2006. General interest rates and money market conditions significantly influence deposit inflows and outflows. The inflow of jumbo certificates of deposit and the retention of such deposits upon maturity are particularly sensitive to general interest rates and money market conditions, making jumbo certificates of deposit traditionally a more volatile source of funding than core deposits. In order to retain jumbo certificates of deposit, we may have to pay a premium rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Year Ended June 30,
	2007			2006			2005
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in Thousands)

Non-interest-bearing demand	$57,226	3.91%	0.00%	$56,517	3.82%	0.00%	$55,112	3.52%	0.00%
Interest-bearing demand	136,622	9.34	1.91	103,397	7.00	0.90	105,503	6.73	0.71
Savings and club	336,067	22.97	1.11	429,019	29.03	1.18	533,131	34.01	1.02
Certificates of deposit	932,901	63.78	4.39	888,810	60.15	3.27	873,907	55.74	2.33

Total deposits	$1,462,816	100.00%	3.23%	$1,477,743	100.00%	2.37%	$1,567,653	100.00%	1.69%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2007	2006	2007
	(In Thousands)
Interest Rate
0.00-1.99%	$32	$24,638	$189,266
2.00-2.99%	17,451	46,588	343,916
3.00-3.99%	131,375	496,755	349,320
4.00-4.99%	488,520	162,070	32,750
5.00-5.99%	250,682	153,047	7,223
6.00-6.99%	—	—	641
7.00-7.99%	—	—	—
Total	$888,060	$883,098	$923,116

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2007.

	Amount Due
	Within 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years	Total
	(In Thousands)
0.00-1.99%	$—	$—	$—	$—	$32	$—	$32
2.00-2.99%	17,447	4	—	—	—	—	17,451
3.00-3.99%	102,602	25,165	3,607	—	—	1	131,375
4.00-4.99%	374,787	77,048	21,496	5,880	9,216	93	488,520
5.00-5.99%	248,820	28	—	—	1,834	—	250,682
6.00-6.99%	—	—	—	—	—	—	—
7.00-7.99%	—	—	—	—	—	—	—
Total	$743,656	$102,245	$25,103	$5,880	$11,082	$94	$888,060

The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of the date indicated.

At June 30, 2007
(In Thousands)
Maturity Period
Within three months	$78,826
Three through six months	61,106
Six through twelve months	47,151
Over twelve months	38,654
$225,737

Borrowings. To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the Federal Home Loan Bank. We make use of Federal Home Loan Bank advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer-term fixed rate loans held in the loan portfolio as part of our growth strategy.

Advances from the Federal Home Loan Bank are typically secured by the Federal Home Loan Bank stock we own and mortgage-backed securities we hold in safekeeping there. Additional information regarding our Federal Home Loan Bank advances is included under Note 11 to consolidated financial statements.

Short-term Federal Home Loan Bank advances generally have original maturities of less than one year. The details of these short-term advances are presented below for the dates and periods indicated. Typically, our short-term advances are in the form of overnight borrowings. The Bank did not have any short-term advances or overnight borrowings during the year ended June 30, 2007.

	At or for the Year Ended June 30,
	2007	2006	2005
	(Dollars in Thousands)
Federal Home Loan Bank Advances:
Average balance outstanding	$—	$3,958	$17,805
Maximum amount outstanding at any month-end during the period	—	28,000	20,000
Balance outstanding at end of period	—	—	—
Weighted average interest rate during the period	—%	4.48%	2.24%
Weighted average interest rate at end of period	—%	—%	—%

At June 30, 2007, long-term Federal Home Loan Bank advances totaled $28.5 million. Advances consist of fixed-rate advances that will mature after one year. The advances are collateralized by Federal Home Loan Bank stock and certain mortgage-backed securities. These advances had a weighted average interest rate of 5.50% at June 30, 2007. Available overnight lines of credit at the Federal Home Loan Bank at June 30, 2007 were $200.0 million.

As of June 30, 2007, long-term advances mature as follows:

Years Ending June 30,	(In Thousands)
2008	$10,488
2009	8,000
2010	—
2011	10,000
Thereafter	—
Total	$28,488

Subsidiary Activity

Kearny Financial Corp. has two wholly owned subsidiaries: Kearny Federal Savings Bank and Kearny Financial Securities, Inc.

Kearny Financial Securities, Inc. was organized in April 2005 under Delaware law as a Delaware investment company primarily to hold securities and mortgage-backed securities. At June 30, 2007, it held assets totaling $13,000 and is inactive.

Kearny Federal Savings Bank has two wholly owned subsidiaries: KFS Financial Services, Inc. and Kearny Federal Investment Corp.

KFS Financial Services, Inc. was incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000. It is a service corporation subsidiary organized for selling insurance products, including annuities, to Bank customers and the general public through a third party networking arrangement. KFS Financial Services, Inc. is not a licensed insurance agency and it may only offer insurance products through an agreement with a licensed insurance agency. KFS Financial Services, Inc. has entered into an agreement with The Savings Bank Life Insurance Company of Massachusetts, a licensed insurance agency, through which it offers insurance products. At June 30, 2007, it held assets totaling $318,000.

Kearny Federal Investment Corp. was organized in June 2004 under New Jersey law as a New Jersey investment company primarily to hold securities. At June 30, 2007, it held assets totaling $574.8 million.

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

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution and its holding company, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material adverse impact on the Company, the Bank and their operations. The adoption of regulations or the enactment of laws that restrict the operations of the Bank and/or the Company or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of the Bank’s franchise, resulting in negative effects on the trading price of the Company’s common stock.

Regulation of the Bank

General. As a federally chartered, Federal Deposit Insurance Corporation-insured savings bank, the Bank is subject to extensive regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses. The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. Federal savings banks are also subject to reserve requirements imposed by the Federal Reserve System. Both state and federal law regulate a federal savings bank’s relationship with its depositors and borrowers, especially in such matters as the ownership of savings accounts and the form and content of the bank’s mortgage documents.

The Bank must file reports with the Office of Thrift Supervision concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. The Office of Thrift Supervision regularly examines the Bank and prepares reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations. The Office of Thrift Supervision has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision to take enforcement action with respect to a particular federally chartered savings bank and, if the Director does not take action, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.

Insurance of Deposit Accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits to applicable limits. Despite the FDIC’s authority to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. In addition, the Reform Act gave the FDIC greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

As authorized, the FDIC sets the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on the amount of their assessable deposits on that date. The Bank’s initial one-time assessment credit balance was $1.6 million as of April 1, 2007. At June 30, 2007, the FDIC applied $215,000 against our quarterly insurance payment computation. The quarter ended June 30, 2007 was the first quarter we paid an insurance premium and if our calculated premium does not change, the credit may cover premiums due during approximately the next six quarters.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Assessments for institutions in Risk Categories II, III and IV will be at annual rates of 10, 28 and 43 basis points, respectively.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.013% of insured deposits in fiscal 2006. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% of total adjusted assets and (3) risk-based capital equal to 8% of total risk-weighted assets. For information on the Bank’s compliance with these regulatory capital standards, see Note 13 to consolidated financial statements. In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well and has the authority to establish higher capital requirements for individual institutions where necessary.

In addition, the Office of Thrift Supervision may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% take certain action to increase its capital ratios. If the savings institution’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the Office of Thrift Supervision may restrict its activities.

For purposes of the Office of Thrift Supervision capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 or core capital is defined as common stockholders’ equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries and certain non-withdrawable accounts and pledged deposits of mutual savings banks. The Bank does not have any non-withdrawable accounts or pledged deposits. Tier 1 and core capital are reduced by an institution’s intangible assets, with limited exceptions for certain mortgage and non-mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible for national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

The risk-based capital standard for savings institutions requires the maintenance of total capital of 8% of risk-weighted assets. Total capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt and intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. For purposes of determining total capital, a savings institution’s assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution’s equity investments (other than those deducted from core and tangible capital) and its high loan-to-value ratio land loans and commercial construction loans.

A savings institution’s risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans and certain other assets.

Dividend and Other Capital Distribution Limitations. The Office of Thrift Supervision imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the Office of Thrift Supervision at least thirty days before making a capital distribution, such as paying a dividend to the Company. A savings institution must file an application for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the Office of Thrift Supervision; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the Office of Thrift Supervision or applicable regulations.

The Office of Thrift Supervision may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In December 2006, the Office of Thrift Supervision authorized the Bank to make a capital distribution to the Company in the form of a $15.0 million cash dividend for payment of dividends to stockholders and to fund stock repurchases. The Company received the cash dividend in January 2007. The Bank expects to make a second capital distribution to the Company of $19.0 million in the quarter ending September 30, 2007. However, as discussed with the Office of Thrift Supervision staff, future dividend requests will require closer Office of Thrift Supervision scrutiny due to the Bank’s compressed earnings and likely need to utilize retained earnings.

Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business and specified liquid assets up to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months.

A savings bank that fails the qualified thrift lender test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. In addition, if the institution does not requalify under the qualified thrift lender test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the Federal Home Loan Bank as promptly as possible.

Community Reinvestment Act. Under the Community Reinvestment Act, every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the Office of Thrift Supervision to assess the depository institution’s record of meeting the credit needs of its community and to consider such record in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank. The Office of Thrift Supervision may use an unsatisfactory Community Reinvestment Act examination rating as the basis for the denial of an application. The Bank received a satisfactory Community Reinvestment Act rating in its most recent Community Reinvestment Act examination by the Office of Thrift Supervision.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of New York in an amount equal to the greater of 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding Federal Home Loan Bank advances. The Federal Home Loan Bank imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member.

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

Among other requirements, Title III of the USA Patriot Act and the related regulations of the Office of Thrift Supervision impose the following requirements with respect to financial institutions:

•

Establishment of anti-money laundering programs that include, at minimum: (i) internal policies, procedures and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•

Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period.

•	Establishment of appropriate, specific and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

•

Prohibitions on establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country) and compliance with certain record keeping obligations with respect to correspondent accounts of foreign banks.

Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Regulation of the Company

General. The Company is a savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act. It is required to file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. The Company must also obtain regulatory approval from the Office of Thrift Supervision before engaging in certain transactions, such as mergers with or acquisitions of other financial institutions. In addition, the Office of Thrift Supervision has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the Office of Thrift Supervision to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 implemented various legislative reforms addressing, among other matters, corporate governance, auditing and accounting. As directed by Section 302(a) of Sarbanes-Oxley Act and the implementing rules of the Securities and Exchange Commission, the Company’s Chief Executive Officer and Chief Financial Officer each are required to certify that the quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of

Directors about internal controls; and they have included information in the quarterly and annual reports about their evaluation and whether there have been significant changes in the internal controls or in other factors that could significantly affect internal controls. The Company is subject to other additional reporting and audit requirements resulting from the Sarbanes-Oxley Act.

Activities Restrictions. As a savings and loan holding company and as a subsidiary holding company of a mutual holding company, the Company is subject to statutory and regulatory restrictions on its business activities. The non-banking activities of the Company and its non-savings institution subsidiaries are restricted to certain activities specified by Office of Thrift Supervision regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987 and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act. Before engaging in any non-banking activity or acquiring a company engaged in any such activities, the Company must file with the Office of Thrift Supervision either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.

Mergers and Acquisitions. The Company must obtain approval from the Office of Thrift Supervision before acquiring, directly or indirectly, more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation, or purchase of its assets. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating an application for the Company to acquire control of a savings institution, the Office of Thrift Supervision would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Waivers of Dividends by Kearny MHC (the “MHC”). Office of Thrift Supervision regulations requires the MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from the Company. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members and (ii) the waiver would not be detrimental to the safe and sound operations of the subsidiary savings association.

During the year ended June 30, 2007, the MHC waived its right, upon non-objection from the Office of Thrift Supervision, to receive cash dividends of $10.2 million paid during the year.

Conversion of the MHC to Stock Form. Office of Thrift Supervision regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization, commonly referred to as a second step conversion. In a second step conversion a new holding company would be formed as the successor to the Company, the MHC’s corporate existence would end and certain depositors of the Bank would receive the right to subscribe for shares of the new holding company. In a second step conversion, each share of common stock held by stockholders other than the MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that the Company’s stockholders own the same percentage of common stock in the new holding company as they owned in the Company immediately prior to the second step conversion. Under Office of Thrift Supervision regulations, the Company’s stockholders would not be diluted because of any dividends waived by the MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event the MHC converts to stock form. The total number of shares held by the Company’s stockholders after a second step conversion also would be increased by any purchases by the Company’s stockholders in the stock offering of the new holding company conducted as part of the second step conversion.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Item 1A. Risk Factors

The following is a summary of what management, in its opinion, currently believes to be the material risks related to an investment in the Company’s securities.

Changes in interest rates may adversely affect our net interest rate spread and net interest margin, which would hurt our earnings.

We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

Several years ago, market interest rates were at historically low levels. However, between June 2004 and June 2007, the U.S. Federal Reserve steadily increased its target federal funds rate, raising it 17 times, from 1.00% to 5.25%. While the federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing have increased, intermediate- and long-term market interest rates, which we use as a guide to our loan pricing, have not increased proportionately. This has led to a “flattening” of the market yield curve, which has even “inverted” recently as short-term rates have exceeded longer-term rates. The relatively flat yield curve has hurt our net interest rate spread and net interest margin because the interest rates we pay on our deposits have repriced upwards faster than the interest rates that we earn on our loans and investments.

Exacerbating the effects of a flat yield curve is a mismatch between the Bank’s repricing interest-earning assets and interest-bearing liabilities. At June 30, 2007, $743.7 million of certificates of deposit mature within one year. During the year ending June 30, 2008, $17.7 million and $8.4 million of loans and securities, respectively, will reach their contractual maturity dates. Partially mitigating the mismatch between repricing assets and liabilities, are $124.1 million of loans maturing after June 30, 2008 and $332.3 million of securities and mortgage-backed securities with floating or adjustable rates.

Interest rates also affect how much money we lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and securities. A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Changes in market interest rates could also reduce the value of our financial assets. If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and profitability could suffer.

Strong competition within our market area may limit our growth and profitability.

Competition is intense within the banking and financial services industry in New Jersey. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources, higher lending limits and offer services that we do not or cannot provide. This competition makes it more difficult for us to originate new loans and retain and attract new deposits. Price competition for loans may result in originating fewer loans, or earning less on our loans and price competition for deposits may result in a reduction of our deposit base or paying more on our deposits.

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

The net proceeds from our initial public offering in February 2005 substantially increased our equity capital. We expect to take time to invest this capital prudently. As a result, our return on equity, which is the ratio of earnings divided by average equity capital is lower than that of many similar companies. To the extent that the stock market values a company based in part on its return on equity, our low return on equity relative to our peer group could negatively affect the trading price of our common stock. During the year ended June 30, 2007, there was ongoing evaluation and implementation of growth and diversification strategies related to execution of the Company’s business plan. Though so far unsuccessful, the Company expects to carry on in the future similar efforts to grow the balance sheet. At the same time, management expects to continue to restructure the Bank’s asset mix in an attempt to improve profitability.

The costs of our stock compensation plans are a significant expense and funding of the plans may dilute shareholders’ ownership interest in Kearny Financial Corp.

Effective upon completion of the Company’s initial public offering, the Bank established an Employee Stock Ownership Plan (“ESOP”). We currently recognize compensation expense for the ESOP as shares are committed for release to the participants’ accounts each month based on the monthly average market price of the shares. We currently recognize additional annual employee compensation and benefit expenses and directors’ compensation expense stemming from stock options granted and restricted stock awarded to directors and officers under the 2005 Stock Compensation and Incentive Plan. We expense the fair value of all options over their vesting periods and the fair value of restricted shares over the requisite service periods, in both cases five years. These additional expenses adversely affect our profitability and stockholders’ equity.

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

Shareholders own a minority of Kearny Financial Corp.’s common stock and are not able to exercise voting control over most matters put to a vote of stockholders.

Kearny MHC owns a majority of Kearny Financial Corp.’s common stock, 71.6% at June 30, 2007 and is able to exercise voting control over most matters put to a vote of shareholders, including the election of directors. Kearny MHC may also exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares. The Board of Directors of Kearny MHC is also the Board of Directors of Kearny Financial Corp.

The Office of Thrift Supervision’s policy on remutualization transactions could prohibit acquisition of Kearny Financial Corp., which may adversely affect our stock price.

Office of Thrift Supervision (“OTS”) regulations permit the acquisition of a mutual holding company by a mutual institution in a remutualization transaction. Current OTS policy, however, views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. The OTS may give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that there is no cause for OTS’s concerns in the particular case. Should the OTS prohibit or otherwise restrict these transactions in the future, our stock price may be adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2007, our net investment in property and equipment totaled $35.4 million.

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at June 30, 2007 that would be expected to have a material effect on operations or income.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Upon completion of the Company’s first-step minority stock offering in February 2005, the Company’s common stock commenced trading on the Nasdaq Stock Market under the symbol “KRNY.” The table below shows the reported high and low closing prices of the common stock and dividends paid per common share during the last two fiscal years.

	High	Low	Dividends
2006
Quarter ended September 30	$12.74	$11.50	$0.04
Quarter ended December 31	$12.79	$10.97	$0.05
Quarter ended March 31	$13.89	$12.20	$0.05
Quarter ended June 30	$14.98	$13.58	$0.05

2007
Quarter ended September 30	$15.22	$13.70	$0.05
Quarter ended December 31	$17.03	$15.15	$0.05
Quarter ended March 31	$16.20	$14.36	$0.05
Quarter ended June 30	$14.48	$13.12	$0.05

Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends is determined by the Board.

The Company’s ability to pay dividends may also depend on the receipt of dividends from the Bank, which is subject to a variety of limitations under the regulations of the Office of Thrift Supervision on the payment of dividends.

As of September 7, 2007, there were 4,583 registered holders of record of the Company’s common stock, plus approximately 3,625 beneficial (street name) owners.

Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2007.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

April 1 – April 30, 2007	—	$—	—	984,134
May 1 – May 31, 2007	42,700	13.71	42,700	941,434
June 1 – June 30, 2007	421,400	13.81	421,400	520,034
Total	464,100	$13.80	464,100	—

Set forth below is a stock performance graph comparing the cumulative total shareholder return on the Company’s common stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Composite Index, (b) the cumulative total shareholder return on stocks included in the SNL Thrift $1Billion - $5 Billion Index and (c) the cumulative total shareholder return on stocks included in the SNL MHC Index, in each case assuming an investment of $100 as of February 24, 2005 (the date the Company’s common stock began trading on the NASDAQ Stock Market following the closing of the Company’s initial public stock offering). The cumulative total returns for the indices and the Company are computed assuming the reinvestment of dividends that were paid during the period. It is assumed that the investment in the Company’s common stock was made at the initial public offering price of $10.00 per share.

	2/24/2005	6/30/2005	6/30/2006	6/29/2007
NASDAQ Composite Index	$100	$100	$106	$127
SNL Thrift $1B - $5B Index	100	103	112	109
SNL MHC Index	100	104	121	135
Kearny Financial Corp.	100	118	150	139

The NASDAQ Composite Index measures all NASDAQ domestic and international based common type stocks listed on the NASDAQ Stock Market. The SNL indices were prepared by SNL Securities, LC, Charlottesville, Virginia. The SNL Thrift $1Billion - $5Billion Index includes all thrift institutions with total assets between $1.0 billion and $5.0 billion. The SNL MHC Index includes all publicly traded mutual holding companies.

There can be no assurance that the Company’s future stock performance will be the same or similar to the historical stock performance shown in the graph above. The Company neither makes nor endorses any predictions as to stock performance.

Item 6. Selected Financial Data

The following financial information and other data in this section are derived from the Company’s audited consolidated financial statements and should be read together therewith.

	At June 30,
	2007	2006	2005	2004	2003
Balance Sheet Data:	(In Thousands)
Assets	$1,917,253	$1,991,773	$2,107,005	$1,936,518	$1,996,482
Net loans receivable	860,493	703,613	558,018	505,794	509,161
Mortgage-backed securities available for sale	643,779	670,329	—	—	—
Mortgage-backed securities held to maturity	—	—	758,121	771,353	681,619
Securities available for sale	88,869	222,793	33,591	41,564	37,840
Securities held to maturity	—	—	470,098	435,870	287,321
Cash and cash equivalents	163,341	230,279	139,865	39,488	325,657
Goodwill	82,263	82,263	82,263	82,263	31,746
Deposits	1,411,713	1,443,738	1,528,777	1,537,510	1,613,684
Federal Home Loan Bank advances	28,488	61,105	61,687	94,234	75,749
Total stockholders’ equity	462,592	475,134	505,482	293,505	295,669

	For the Year Ended June 30,
	2007	2006	2005	2004	2003
	(In Thousands, Except Per Share Amounts)
Summary of Operations:
Interest income	$95,561	$89,323	$82,441	$78,654	$96,492
Interest expense	50,468	38,645	30,422	32,100	44,695
Net interest income	45,093	50,678	52,019	46,554	51,797
Provision for loan losses	571	72	68	—	—
Net interest income after provision for loan losses	44,522	50,606	51,951	46,554	51,797
Non-interest income, excluding gain on sale of available for sale securities	2,434	2,302	1,798	1,560	1,847
Non-interest income from gain on sale of available for sale securities	55	1,023	7,705	—	—
Merger related expenses	—	—	—	592	14,921
Non-interest expense, excluding merger related expenses	44,856	42,046	34,862	28,880	29,431
Income before income taxes	2,155	11,885	26,592	18,642	9,292
Provisions for income taxes	221	2,277	7,694	5,745	5,237
Net income	$1,934	$9,608	$18,898	$12,897	$4,055

Net income per share – basic	$0.03	$0.14	$0.33	$0.25	$0.08
Net income per share – diluted	$0.03	$0.14	$0.33	$0.25	$0.08
Weighted average number of common shares outstanding – basic	69,242	70,904	57,963	50,916	50,916
Weighted average number of common shares outstanding – diluted	69,581	70,982	57,963	50,916	50,916
Cash dividends per share (1)	$0.20	$0.19	$—	$—	$0.02
Dividend payout ratio (2)	192.61%	49.30%	0.00%	0.00%	24.32%

	At or For the Year Ended June 30,
	2007	2006	2005	2004	2003

Performance Ratios:
Return on average assets (net income divided by average total assets)	0.10%	0.47%	0.94%	0.67%	0.21%
Return on average equity (net income divided by average equity)	0.41	1.94	5.40	4.52	1.38
Net interest rate spread	1.70	2.10	2.51	2.37	2.36
Net interest margin on average interest-earnings assets	2.43	2.67	2.79	2.59	2.75
Average interest-earning assets to average interest-bearing liabilities	126.82	127.82	116.93	112.46	116.54
Efficiency ratio (Non-interest expense divided by the sum of net interest income and non-interest income)	94.27	77.86	56.67	61.25	82.68
Efficiency ratio (net of gain on sale of available for sale securities)	94.38	79.36	64.78	61.25	82.68
Non-interest expense to average assets	2.23	2.05	1.73	1.52	2.26
Asset Quality Ratios:
Non-performing loans to total loans	0.17	0.13	0.34	0.46	0.57
Non-performing assets to total assets	0.08	0.05	0.10	0.13	0.16
Net charge-offs to average loans outstanding	0.00	0.01	0.00	0.01	0.00
Allowance for loan losses to total loans	0.70	0.77	0.96	1.01	1.01
Allowance for loan losses to non-performing loans	406.25	578.66	281.79	220.96	177.64
Capital Ratios:
Average equity to average assets (average equity divided by average total assets)	23.56	24.16	17.36	14.73	14.97
Equity to assets at period end	24.13	23.85	23.99	15.16	14.81
Tangible equity to tangible assets at period end	21.10	21.19	20.66	11.29	13.31

____________________

(1)

Kearny Financial Corp. commenced payment of dividends during the fiscal year ended June 30, 2006. Dividends shown as paid during the fiscal year ended June 30, 2003 represents dividends paid by companies later acquired by and merged into Kearny Financial Corp. divided by the 50,916,250 shares of Kearny Financial Corp. common stock that were issued to Kearny MHC upon completion of Kearny Financial Corp.’s initial public offering in February 2005.

(2)	Represents cash dividends declared per share divided by net income per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This discussion and analysis reflects Kearny Financial Corp.’s consolidated financial statements and other relevant statistical data. We include it to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Kearny Financial Corp.’s consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K and the other statistical data provided herein.

Overview

Financial Condition. Total assets decreased $74.5 million, or 3.7%, to $1.92 billion at June 30, 2007 from $1.99 billion at June 30, 2006. Cash and cash equivalents decreased $66.9 million year-over-year, with the cash utilized to fund deposit outflows, the repayment of borrowings and repurchases of Company common stock.

During the year ended June 30, 2007, management continued to focus on changing the Bank’s asset mix, increasing the loan portfolio while reducing the size of the securities portfolio. Our loan portfolio now represents a greater percentage of our interest-earning assets than our securities portfolio. At June 30, 2007 net loans receivable comprised 44.9% of total assets (compared to 35.3% a year earlier) while securities comprised 38.2% of total assets (compared to 44.8% a year earlier). Between June 30, 2006 and June 30, 2007, net loans receivable increased $156.9 million, or 22.3%, while securities decreased $133.9 million and mortgage-backed securities decreased $26.6 million. Generally, management utilized cash flows from principal and interest payments from mortgage-backed securities, calls, maturities and interest payments from securities and proceeds from the sale of municipal bonds in the securities portfolio to fund loan originations during the year.

The competitive market for deposits continued to be a challenge during the year ended June 30, 2007. At June 30, 2007, our total deposits were $1.41 billion, compared to $1.44 billion at June 30, 2006. In response to the competitive market for deposits we offered promotional interest rates on certificates of deposit with maturities of five, nine and 13 months, however, we discontinued this strategy in December 2006. These promotional interest rates generally contributed to a $70.7 million increase in certificates of deposit during the first half of the fiscal year ended June 30, 2007, but ultimately certificates of deposits increased $5.0 million between June 30, 2006 and June 30, 2007. Between June 30, 2006 and June 30, 2007, core deposits decreased $37.0 million.

Our Federal Home Loan Bank of New York borrowings were $28.5 million at June 30, 2007 compared to $61.1 million a year earlier. The decrease in Federal Home Loan Bank borrowings resulted from the maturity of a $5.0 million advance, the call of three advances totaling $27.0 million and scheduled principal payments on amortizing advances.

Stockholders’ equity decreased $12.5 million, or 2.6%, to $462.6 million at June 30, 2007, from $475.1 million at June 30, 2006. The decrease primarily reflects the effect of stock repurchases during the year; we repurchased 1,661,977 shares between June 30, 2006 and June 30, 2007 at an aggregate cost of $25.2 million, net of treasury stock reissued. Additionally, cash dividends declared amounted to $3.7 million during the year. Kearny MHC continued to waive receipt of dividends on its 50,916,250 shares and all of the dividends declared were paid to the minority stockholders. Partially offsetting the effect of repurchases and cash dividends were the release of Employee Stock Ownership Plan shares and restricted stock plan shares, an adjustment to equity for stock option expense and a tax benefit related to vesting of restricted stock totaling $7.7 million in aggregate. Net income of $1.9 million and a net decrease in the accumulated other comprehensive loss of $6.7 million also contributed to partially offsetting the decrease in stockholders’ equity.

Results of Operations. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds. Our results of operations are also affected by our provision for loan losses, non-interest income and non-interest expense.

Net income for the year ended June 30, 2007 was $1.9 million, a decrease of $7.7 million, or 80.2%, from $9.6 million for the year ended June 30, 2006. The decrease in net income resulted primarily from lower net interest income and non-interest income and higher non-interest expense.

Our net interest income decreased by 11.0%, to $45.1 million during the year ended June 30, 2007 from $50.7 million during the year ended June 30, 2006. The net interest rate spread decreased to 1.70% for the year ended June 30, 2007 from 2.10% for 2006 as the cost of average interest-bearing liabilities climbed 85 basis points to 3.45% while the yield on average interest-earning assets improved 45 basis points to 5.15%. Total interest income increased 7.1%, to $95.6 million during the year ended June 30, 2007 from $89.3 million during the year ended June 30, 2006 due to an increase in the yield on average interest-earning assets partially offset by a decrease in average interest-earning assets. Total interest expense increased 30.8%, to $50.5 million from $38.6 million, year-over-year, due primarily to an increase in the cost of average interest-bearing liabilities partially offset by a decrease in average interest-bearing liabilities.

Non-interest expense, which includes salaries and employee benefits, occupancy expenses and other general and administrative expenses, increased $2.9 million, or 6.9%, to $44.9 million for the year ended June 30, 2007, compared to $42.0 million for the year ended June 30, 2006. The increase was due primarily to increases in salaries and employee benefits, net occupancy expense of premises, equipment expense, advertising expense and directors’ compensation partially offset by a decrease in miscellaneous expense.

Non-interest income, which includes service fees and charges, including income generated by the Bank’s retail operations, income from bank owned life insurance and gain on sale of securities, decreased during the year primarily as the result of the drop in pre-tax gain on the sale of securities from $1.0 million for the year ended June 30, 2006 to $55,000 for the year ended June 30, 2007. This was offset by a $132,000 increase in income from service fees and charges and other miscellaneous sources.

The provision for loan losses was $571,000 for the year ended June 30, 2007 compared to $72,000 for the year ended June 30, 2006. The increase in the provision was principally the result of the significant loan growth during the year.

Business Strategy. Our current business strategy is to seek to grow and improve our profitability by:

•	increasing the volume of our loan originations and the size of our loan portfolio relative to our securities portfolio;

•	increasing the origination of multi-family and commercial real estate loans, construction loans and commercial business loans;

•

building our core banking business through internal growth and de novo branching, as well as actively considering expansion opportunities such as the acquisition of branches and other financial institutions;

•	developing a sales culture by training and encouraging our branch personnel to promote our existing products and services to our customers; and

•	maintaining high asset quality.

Our deposits have traditionally exceeded our loan originations and we have invested these deposits primarily in mortgage-backed securities and securities. Following our acquisition of South Bergen Savings Bank in 1999, we began to emphasize increasing the size of our loan portfolio. Prior to that time, we focused our efforts on obtaining deposits from the communities in which we operated our five branch offices in Bergen and Hudson counties and investing those funds in mortgage-backed and securities. The focal point of our current business strategy is to increase our volume of loan originations and the size of our loan portfolio, which we fund by gathering deposits through our 26 branches located in eight counties. Since June 1999, the Company has nearly doubled in terms of assets while the loan portfolio has roughly tripled, from $283.0 million at June 30, 1999 to $860.5 million at June 30, 2007. At June 30, 2007, securities have fallen to 38.2% of assets, compared to 67.2% at June 30, 1999. Our residential loan originations have traditionally been largely advertising driven, but we also utilize regional loan originators who specialize in residential mortgage loan originations and are available to meet with prospective loan customers wherever it is most convenient for them.

Of particular importance to us, is increasing the size of the commercial loan portfolio. Our commercial lending staff has grown to eight employees, two lenders and six support staff, as part of our continuing effort to develop our commercial business. In addition, we expect to hire additional experienced commercial lenders. For our commercial customers, we continue to develop our Internet banking and cash management products and anticipate adding remote deposit capture during the quarter ending December 31, 2007, which management views as a strategic weapon in the competition for commercial deposits.

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

Allowance for Loan Losses. The allowance for loan losses represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the allowance for loan losses, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We use a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio as required by regulatory guidelines outlined in the Interagency Policy

Statement last updated in December 2006. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Our system takes into consideration, among other things, delinquency status, size of loans and type of collateral and financial condition of the borrowers. We establish specific loan loss allowances for identified loans based on a review of such information and/or appraisals of the underlying collateral. We base general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

Although we establish specific and general loan loss allowances in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions and a change in economic conditions could reduce the ability of our borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans and thus a need to make increased provisions to the allowance for loan losses, which would be a charge to income during the period the provision is made, resulting in a reduction to our earnings. A change in economic conditions could also adversely affect the value of the properties collateralizing our real estate loans, resulting in increased charge-offs against the allowance and reduced recoveries and thus a need to make increased provisions to the allowance for loan losses. Furthermore, a change in the composition of our loan portfolio or growth of our loan portfolio could result in the need for additional provisions.

Prepayment Risks Associated with Mortgage-backed Securities. At June 30, 2007 and June 30, 2006, net premiums of approximately $2.0 million and $2.5 million, respectively, were included in the carrying amounts of our mortgage-backed securities. We amortize the premium included in the carrying amount over the average life of the security using the level-yield method. The mortgage-backed securities we hold in our portfolio are subject to prepayment risk because changes in interest rates can affect the expected life of these mortgage-backed securities. We must estimate the level of prepayments in order to estimate the average life of mortgage-backed securities.

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

Impairment Testing of Goodwill. We record goodwill, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition. Through June 30, 2002, we amortized goodwill using the straight-line method over 15 years. Effective July 1, 2002, we adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. At June 30, 2007, we reported goodwill of $82.3 million. The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of Kearny Federal Savings Bank. If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment was determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

Other-than-Temporary Impairment of Securities. We evaluate on a quarterly basis whether any securities are other-than-temporarily impaired. In making this determination, we consider the extent and duration of the impairment, the nature and financial health of the issuer and our ability and intent to hold securities for a period sufficient to allow for any anticipated recovery in market value. Other considerations include a review of the credit quality of the issuer and the existence of a guarantee or insurance, if applicable to the security. If a security is determined to be other-than-temporarily impaired, we record an impairment loss as a charge to income for the period in which the impairment loss is determined to exist, resulting in a reduction to our earnings for that period.

As of June 30, 2007, we concluded that any unrealized losses in the securities available for sale and mortgage-backed securities available for sale portfolios were temporary in nature due to market interest rates and not the underlying credit quality of the issuers of the securities. Additionally, we have the intent and ability to hold these investments for the time necessary to recover the amortized cost. Future events that would materially change this conclusion and require a charge to operations for an impairment loss include a change in the credit quality of the issuers.

Effective June 30, 2004, we adopted Emerging Issues Task Force (“EITF”) Issuance No. 03-1, “The Meaning of Other than Temporary Impairment and Its Application to Certain Investments,” which requires quantitative and qualitative disclosures for securities that are impaired at the balance sheet date, but for which other-than-temporary impairment has not been recognized. Adoption of EITF 03-01 has not changed our policies for determining whether any securities are other-than-temporarily impaired.

Comparison of Financial Condition at June 30, 2007 and June 30, 2006

Total assets decreased $74.5 million or 3.7%, to $1.92 billion at June 30, 2007, from $1.99 billion at June 30, 2006. The decrease was due primarily to a $171.9 million decrease in the amortized cost of securities and mortgage-backed securities resulting from calls and maturities, repayments and sales of securities and a $67.0 million decrease in cash and cash equivalents. Partially offsetting these decreases were increases in net loans receivable of $156.9 million and an $11.4 million increase in the fair value of the securities and mortgage-backed securities portfolios.

Cash and cash equivalents decreased $67.0 million or 29.1%, to $163.3 million at June 30, 2007 from $230.3 million at June 30, 2006. The decrease was due to our utilization of cash and cash equivalents to fund deposit outflows, the repayment of borrowed money, repurchases of Company common stock and the payment of cash dividends. During the prior year, we accumulated cash and cash equivalents primarily from the sale of securities as well as principal and interest payments and maturities from the securities and mortgage-backed securities portfolios. To the extent that the Bank did not need the funds for loan originations, management maintained liquidity at an elevated level to take advantage of high short-term interest rates resulting from the inverted Treasury yield curve. Late in the fiscal year, we began to use excess liquidity to fund deposit outflows.

Between June 30, 2006 and June 30, 2007, the fair value of the securities portfolio increased by $3.1 million and was $88.9 million at June 30, 2007 while amortized cost decreased by $137.0 million or 60.2%, to $90.6 million at June 30, 2007, compared to $227.6 million at June 30, 2006. During the year ended June 30, 2007, management sold securities from the municipal bond portfolio with an amortized cost of $131.3 million, recording a gain of $55,000. Management’s decision to sell these securities was prompted by the below market yield on these securities as well as the overall decline in the Company’s pre-tax income, which reduces the advantage of holding tax-exempt instruments. The amortized cost of the municipal bond portfolio was $200.3 million at June 30, 2006, with a weighted average yield of 3.78%. At June 30, 2007, the Bank’s remaining municipal bond portfolio had an amortized cost of $66.8 million with a weighted average yield of 3.71% and fair value of $65.3 million. During the year ended June 30, 2007, there was also a call of a $2.0 million trust preferred security. Generally, management utilized cash flows from the repayment of principal and interest payments and from calls, maturities and proceeds from the sale of the municipal bonds to fund loan originations during the year.

Loans receivable, net of deferred fees and costs and the allowance for loan losses, increased $156.9 million or 22.3%, to $860.5 million at June 30, 2007, compared to $703.6 million at June 30, 2006. The increase resulted from management’s focus on increasing the Bank’s loan portfolio while reducing its dependence on securities to generate interest income. Total loans constituted 45.1% of assets at June 30, 2007, compared to 35.5% at June 30, 2006. By comparison, the securities and mortgage-backed securities portfolios at amortized cost constituted 38.9% of assets at June 30, 2007, compared to 46.1% at June 30, 2006.

Loan growth during the year was concentrated in one-to-four family residential first mortgage loans, the Bank’s largest category of loans, which increased by $93.5 million to $559.3 million at June 30, 2007. Nonresidential mortgages increased by $45.4 million to $141.5 million at June 30, 2007. Multi-family mortgages increased by $6.6 million to $17.7 million at June 30, 2007. Home equity loans increased by $20.0 million to $113.6 million at June 30, 2007. Commercial loans increased by $997,000 and totaled $4.2 million at June 30, 2007. There was a nominal decrease in the disbursed portion of home equity lines of credit of $240,000 to $12.7 million at June 30, 2007. Construction loans outstanding and gross construction loans decreased $10.7 million to $11.4 million and $17.0 million to $16.4 million, respectively, at June 30, 2007. Approximately 59% of the decrease in gross construction loans occurred in the nonresidential category with the balance occurring in the one-to-four family residential classification. To supplement the Bank’s in-house loan originations, the Bank purchases mortgages from several mortgage companies, with one-to-four family residential mortgages purchased at a cost of $97.5 million during the year ended June 30, 2007. The Bank does not originate or purchase any interest only mortgages, pay option adjustable rate mortgages or sub-prime mortgages.

Between June 30, 2006 and June 30, 2007, the fair value of the mortgage-backed securities portfolio increased by $8.3 million and was $643.8 million at June 30, 2007 while amortized cost decreased $34.9 million or 5.1%, to $655.1 million at June 30, 2007, from $690.0 million at June 30, 2006. Management reinvested approximately $104.8 million of cash flows from the mortgage-backed securities portfolio during the year ended June 30, 2007, purchasing $32.3 million in fixed rate Community Reinvestment Act (“CRA”) eligible issues and $72.5 million in issues in which the underlying loans are 3/1 or 5/1 adjustable rate mortgages. Excluding the CRA eligible issues, which the Bank purchases to meet its CRA investments requirement, it has been management’s policy for several years to purchase only adjustable rate issues, preferably seasoned such that the conversion to a one-year adjustable product may be less than three or five years away. Management’s redeployment of cash flows from principal and interest payments to fund loan originations contributed to the decrease of the mortgage-backed securities portfolio.

Premises and equipment was virtually unchanged at $35.4 million at June 30, 2007 compared to $35.9 million at June 30, 2006, as depreciation of $1.9 million nominally exceeded the cost of additions to fixed assets of $1.4 million. The most significant additions to premises and equipment during the period was completion of renovations at the Bank’s retail branches in Old Tappan and Spotswood, New Jersey at a cost of approximately $341,000 and $118,000, respectively.

Bank owned life insurance increased $526,000 or 3.6%, to $15.2 million at June 30, 2007 compared to $14.6 million at June 30, 2006, due to an increase in the cash surrender value of the underlying insurance policies.

Deposits decreased $32.0 million or 2.2%, to $1.41 billion at June 30, 2007, compared to $1.44 billion at June 30, 2006. During the year ended June 30, 2007, certificates of deposit and interest-bearing demand deposits, particularly tiered money market deposit accounts, increased approximately $5.0 million and $26.9 million, to $888.1 million and $149.0 million, respectively; while savings deposits decreased approximately $59.1 million to $318.3 million and non-interest-bearing deposits decreased $4.7 million to $56.3 million. Overall, core deposits decreased $37.0 million between June 30, 2006 and June 30, 2007. The threat of loss of deposits to competitors, both core deposits and certificates of deposit, necessitated the continuation of promotional interest rates during the first half of the year to counteract promotions offered by other financial institutions in the Bank’s market area. However, by mid-way through the quarter ended December 31, 2006, management began a shift from this strategy in an attempt to mitigate margin compression resulting from the increased cost of deposits from promotional interest rates. During the quarter ending June 30, 2007, the promotional certificates of deposit with the highest interest rates began to mature. The Bank began to experience some deposit outflows, which are expected to continue in the first part of the fiscal year ending June 30, 2008, as some depositors, generally those without other relationships with the Bank, do not renew their certificates of deposit.

Federal Home Loan Bank (“FHLB”) advances decreased $32.6 million or 53.4%, to $28.5 million at June 30, 2007, compared to $61.1 million at June 30, 2006. The reduction in borrowings resulted primarily from the FHLB’s decision, as interest rates increased during June 2007, to call three advances that totaled $27.0 million. The decrease was also the result of a maturity of a $5.0 million advance and scheduled principal payments on amortizing advances.

During the year ended June 30, 2007, stockholders’ equity decreased $12.5 million or 2.6%, to $462.6 million at June 30, 2007 compared to $475.1 million at June 30, 2006. The decrease was primarily the result of repurchases of Company common stock partially offset by an increase in accumulated other comprehensive income. The Company purchased 54,314 shares at a cost of $789,000 for the restricted stock plan and purchased 1,607,663 shares at a cost of $24.6 million as treasury shares. Management recorded the purchase of stock to fund the restricted stock plan as a reduction of paid in capital in accordance with SFAS No. 123R. Accumulated other comprehensive loss decreased by $6.7 million, net of taxes, because of a $7.8 million increase in the fair value of securities and mortgage-backed securities available for sale between June 30, 2006 and June 30, 2007, partially offset by a $1.1 million adjustment attributed to the adoption of SFAS No. 158. Cash dividends of $0.20 per share totaling $3.7 million in aggregate also contributed to the decrease in stockholders’ equity. The Company’s quarterly dividend was $0.05 per share. Partially offsetting these decreases in stockholders’ equity were net income of $1.9 million recorded during the year, the release of $2.2 million of Employee Stock Ownership Plan shares and the release of $3.2 million of restricted stock plan shares. Also partially offsetting these decreases were a $1.9 million adjustment to equity for stock option expense, a tax benefit of $434,000 recorded due to vesting of restricted stock and $172,000 from treasury stock reissued.

Comparison of Operating Results for the Years Ended June 30, 2007 and June 30, 2006

General. Net income for the year ended June 30, 2007 was $1.9 million or $0.03 per share, a decrease of $7.7 million or 80.2%, from $9.6 million or $0.14 per share for the year ended June 30, 2006. The decrease in net income resulted primarily from decreases in net interest income and non-interest income and an increase in non-interest expense. The increase in non-interest expense resulted from increases in salaries and employee benefits, net occupancy expense of premises, equipment expense, advertising expense and directors’ compensation partially offset by a decrease in miscellaneous expense.

Net Interest Income. Net interest income for the year ended June 30, 2007 was $45.1 million, a decrease of $5.6 million or 11.0%, compared to $50.7 million for the year ended June 30, 2006. The decrease in net interest income was due to a significant increase in interest expense only partially offset by an increase in interest income.

The Bank’s net interest rate spread decreased 40 basis points to 1.70% for the year ended June 30, 2007, from 2.10% for the year ended June 30, 2006. The cost of average interest-bearing liabilities increased 85 basis points, from 2.60% for the year ended June 30, 2006, to 3.45% for the year ended June 30, 2007. During the year ended June 30, 2007, the yield on average interest-earning assets increased 45 basis points from 4.70% for the year ended June 30, 2006, to 5.15% for the year ended June 30, 2006. Interest-bearing liabilities continued to re-price faster than interest-earning assets during the year ended June 30, 2007. As of June 30, 2006, management projected re-pricing interest-bearing liabilities to exceed re-pricing interest-earning assets expressed as a percentage of total assets by approximately 11.6% between June 30, 2006 and 2007. This ratio widened to approximately 20.9% as of June 30, 2007, due to the redeployment of cash and cash equivalents. The Bank continued to be liability sensitive during the year ended June 30, 2007 due primarily to maturing certificates of deposit. Promotional interest rates utilized to attract new deposits, also affected the rollover rates on existing certificates of deposit. After discontinuing promotional interest rates, management generally raised interest rates available to depositors with maturing certificates of deposit in order to lessen possible attrition.

The Bank’s net interest margin decreased 24 basis points to 2.43% for the year ended June 30, 2007, compared with 2.67% for the year ended June 30, 2006. Average interest-earning assets during the year ended June 30, 2007 were $1.85 billion or $45.8 million less than average interest-earning assets of $1.90 billion during the year ended June 30, 2006. The decrease resulted in part from the use of cash to fund deposit outflows and reduce borrowings as well as fund stock repurchases. Average interest-bearing liabilities during the year ended June 30, 2007 were $1.46 billion or $24.4 million less than average interest-bearing liabilities of $1.49 billion during the year ended June 30, 2006. The ratio of average interest-earning assets to average interest-bearing liabilities was 126.8% for the year ended June 30, 2007, compared to 127.8% for the year ended June 30, 2006.

Interest Income. Total interest income increased $6.3 million or 7.1%, to $95.6 million for the year ended June 30, 2007, from $89.3 million for the year ended June 30, 2006. Year-over-year, interest income from loans and other interest-earning assets increased while interest from mortgage-backed securities and securities decreased. Generally, management utilized cash flows from principal and interest payments on the securities portfolio, calls and maturities of securities and proceeds from the sale of the municipal bonds to fund loan originations during the year.

Interest income from loans receivable increased $9.7 million or 27.5%, to $45.0 million for the year ended June 30, 2007, from $35.3 million for the year ended June 30, 2006 due primarily to growth in the portfolio as well as an improvement in yield. Average loans receivable increased $151.4 million to $785.2 million during the year ended June 30, 2007, from $633.8 million during the year ended June 30, 2006. Management continued to implement the Bank’s strategic business plan, which calls for increasing the Bank’s loan portfolio while reducing its dependence on securities to generate interest income. Average loans receivable constituted 42.3% of average interest-earning assets for the year ended June 30, 2007, compared to 33.4% for the for the year ended June 30, 2006. By contrast, average securities and mortgage-backed securities represented 44.5% of average interest-earning assets for the year ended June 30, 2007, compared to 58.9% for the year ended June 30, 2006. During the year ended June 30, 2007, the Bank committed cash to purchase approximately $97.5 million in loans from mortgage companies compared to approximately $24.4 million during the year ended June 30, 2006. The increase in loan purchases was due to the slowing real restate market, which affected the Bank’s ability to originate loans internally. The yield on average loans receivable increased 15 basis points to 5.73% for the year ended June 30, 2007, compared to 5.58% for the year ended June 30, 2006. The improvement in yield year-over-year was due in part to growth in the nonresidential and multi-family mortgage categories.

Interest income from mortgage-backed securities decreased $1.3 million or 3.9%, to $32.2 million for the year ended June 30, 2007, compared to $33.5 million for the year ended June 30, 2006 due to a reduction in the portfolio partially offset by an improvement in yield. Average mortgage-backed securities decreased $55.1 million to $673.9 million for the year ended June 30, 2007, from $729.0 million for the year ended June 30, 2006. The yield on average mortgage-backed securities increased 19 basis points to 4.78% for the year ended June 30, 2007, from 4.59% for the year ended June 30, 2006. To the extent not required to fund loan originations, management reinvested cash flows from principal and interest payments from mortgage-backed securities into cash equivalents pending redeployment into other interest-earning assets, which contributed to the decrease in the average balance year-over-year. The increase in yield resulted from rate adjustments on pass-through certificates containing adjustable rate mortgages and higher coupons on securities purchased this year compared to purchases in the prior year. Excluding Community Reinvestment Act eligible securities, which are fixed rate, when redeploying cash flows from the portfolio back into mortgage-backed securities, management routinely reinvests in adjustable rate product with a preference for seasoned 3/1 and 5/1 adjustable rate mortgages such that the first rate change date and conversion to a one-year adjustable product may be less than three or five years away. By sacrificing higher yields on fixed rate securities in the short-term, the Bank gains some interest rate risk protection.

Interest income from securities decreased $8.0 million or 56.3%, to $6.2 million for the year ended June 30, 2007, from $14.2 million during the year ended June 30, 2006 due to a significant reduction in the portfolio partially offset by an improvement in yield. Average securities decreased $238.2 million to $151.3 million for the year ended June 30, 2007, compared to $389.5 million for the year ended June 30, 2006. The decrease in the average balance was due primarily to the February 2006 sale of the Bank’s portfolio of government agency notes, with an amortized cost of $249.0 million and Freddie Mac common stock with a fair value of $8.9 million. Following those sales were sales of municipal bonds, totaling $131.4 million during the year ended June 30, 2007. To the extent not required to fund loan originations, management reinvested the proceeds from the sales into cash equivalents pending redeployment into other interest-earning assets. During the year ended June 30, 2006, management was reinvesting cash flows from maturing securities back into the portfolio. The yield on average securities improved 46 basis points from 3.64% for the year ended June 30, 2006, to 4.10% for the year ended June 30, 2007. The higher yield on the securities portfolio resulted from the sale of the government agency notes and municipal bonds. The yield on the notes was 3.22% at the time of their sale. The yield on the bonds was 3.78% at June 30, 2006, with the remaining balance of the municipal bond portfolio yielding 3.71% at June 30, 2007.

Interest income from other interest-earning assets increased $5.9 million or 93.7%, to $12.2 million for the year ended June 30, 2007, from $6.3 million for the year ended June 30, 2006. This was a result of a significant increase in the average balance of other interest-earning assets as well as an improvement in yield. There was a $96.0 million increase in average other interest-earning assets to $243.9 million for the year ended June 30, 2007, from $147.9 million for the year ended June 30, 2006. There was a 71 basis point increase in the yield on average other interest-earning assets to 4.99% for the year ended June 30, 2007, from 4.28% for the year ended June 30, 2006. The increase was due to increases in short-term interest rates year-over-year, particularly the rate paid on overnight deposits as well as the dividend yield on Federal Home Loan Bank (“FHLB”) of New York capital stock. Average other interest-earning assets increased due to an increase in interest-earning deposits of $98.6 million to $238.6 million, the primary component of other interest-earning assets, partially offset by a decrease in FHLB capital stock of $2.7 million to $5.3 million due to a repurchase by FHLB to meet regulatory requirements. To the extent not required to fund loan originations, management reinvested the proceeds from the sales into cash equivalents pending redeployment into other interest-earning assets.

Interest Expense. Total interest expense increased $11.9 million or 30.8%, to $50.5 million for the year ended June 30, 2007, from $38.6 million for the year ended June 30, 2006. Year-over-year, there was a significant increase in interest expense attributed to deposits and a nominal decrease in interest expense from borrowings. A decrease of $24.4 million to $1.46 billion from $1.49 billion in average interest-bearing liabilities partially offset the increase of 85 basis points to 3.45% from 2.60% in the cost of average interest-bearing liabilities.

Interest expense from deposits increased $12.3 million or 35.0%, to $47.4 million for the year ended June 30, 2007, from $35.1 million for the year ended June 30, 2006. The increase resulted primarily from an increase in the cost of average interest-bearing deposits, which more than offset a decrease in average interest-bearing deposits. The cost of average interest-bearing deposits increased 90 basis points to 3.37% for the year ended June 30, 2007, from 2.47% for the year ended June 30, 2006. Average interest-bearing deposits decreased $15.6 million to $1.41 billion for the year ended June 30, 2007, from $1.42 billion for the year ended June 30, 2006. In June 2006, management began offering promotional interest rates on selected certificates of deposit maturities and tiered money market deposit accounts in an effort to retain and attract deposits in the midst of intense competition in the marketplace. This strategy had a significant effect on the Bank’s cost of funds year-over-year. Average interest-bearing demand deposit accounts increased $33.2 million to $136.6 million and their cost increased 101 basis points to 1.91% due to tiered money market deposit accounts. Tiered money market deposit accounts increased $32.9 million to $55.5 million at June 30, 2007. Average savings accounts decreased $93.0 million to $336.1 million and their cost decreased seven basis points to 1.11% as depositors transferred funds into certificates of deposits to take advantage of promotional interest rates. Average certificates of deposit increased $44.1 million to $932.9 million and their cost increased 112 basis points to 4.39% due to promotional interest rates offered on selected certificates of deposit maturities. Midway through the quarter ended December 31, 2006, management discontinued offering promotional interest rates in an attempt to mitigate margin compression. With respect to the year ended June 30, 2006, management reacted to competitive pressures in the marketplace in late 2005 by offering a premium interest rate on 13-month certificates of deposit late in calendar 2005. The marketing campaign attracted new money but management ceased offering promotional interest rates due to the rising cost of funds until the June 2006 quarter, when deposit attrition again became a concern.

At June 30, 2006, the Bank had $496.8 million of certificates of deposit with nominal interest rates of between 3.00 – 3.99%, $162.1 million of certificates of deposit with nominal interest rates of between 4.00 – 4.99% and $153.0 million of certificates of deposit with nominal interest rates of between 5.00 – 5.99%. By December 31, 2006, the stratification adjusted to $301.7 million, $259.9 million and $368.7 million, respectively. In December 2006, the Bank discontinued offering promotional interest rates on certificates of deposit. As of June 30, 2007, the stratification shifted to $131.4 million, $488.5 million and $250.7, respectively. Without promotional interest rates, management expects that within one year, most of these certificates of deposit will be in the 4.00-4.99% range, or in the case of depositors without other relationships with the Bank, the loss of their accounts. Given the Bank’s interest rate risk profile, a reduction in interest rates and restoration of a more normal yield curve would improve our profitability. A continuation of rates at current levels or an increase in rates and the persistence of the current flat (or an inverted) yield curve would negatively impact our profitability

Interest expense from Federal Home Loan Bank (“FHLB”) borrowings decreased $459,000 or 12.8%, to $3.1 million for the year ended June 30, 2007, from $3.6 million for the year ended June 30, 2006. Average borrowings decreased $8.7 million to $56.6 million for the year ended June 30, 2007, from $65.3 million for the year ended June 30, 2006. The cost of average borrowings increased four basis points to 5.51% for the year ended June 30, 2007 from 5.47% for the year ended June 30, 2006. The decrease in the average balance resulted from scheduled principal payments on amortizing advances, the maturity of a $5.0 million advance in November 2006, three advances totaling $27.0 million called by FHLB in June 2007 due to rising interest rates and overnight borrowings during January and February 2006. We had no overnight borrowings during the year ended June 30, 2007. The cost of average borrowings increased due to the inexpensive overnight borrowings during the year ended June 30, 2006, relative to the interest rates on the long-term advances during both years.

Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio as required by regulatory guidelines outlined in the Interagency Policy Statement last updated in December 2006. We establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment

The provision for loan losses increased $499,000, to $571,000 for the year ended June 30, 2007, from a $72,000 provision recorded during the year ended June 30, 2006. Management attributes the increase principally to growth in the loan portfolio. Total loans increased to $865.0 million at June 30, 2007 from $708.0 million at June 30, 2006. Asset quality continued to be strong as non-performing loans were $1.5 million or 0.17% of total loans at June 30, 2007, as compared to $942,000 or 0.13% of total loans at June 30, 2006. The allowance for loan losses as a percentage of total loans outstanding was 0.70% at June 30, 2007 and 0.77% at June 30, 2006, reflecting allowance balances of $6.0 million and $5.5 million, respectively. The increase in the allowance balance during the year ended June 30, 2007 reflects a recovery of $27,000 and no charge-offs compared to a recovery and charge-offs of $5,000 and $42,000, respectively, during the year ended June 30, 2006.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2007 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income attributed to fees and service charges from the Bank’s retail operations and other miscellaneous income increased $132,000 or 5.7%, to $2.4 million during the year ended June 30, 2007 compared to $2.3 million during the year ended June 30, 2006. Fees and service charges decreased by $24,000 to $992,000. Fees and service charges in the year ended June 30, 2006, included loan prepayment fees of $85,000, which did not reoccur in 2007 but this was partially offset by a $62,000 increase for the year ended June 30, 2007 in other fees and charges. The Bank introduced an overdraft privilege program for eligible depositors in May 2007, which management expects to have a positive effect on non-interest income in the future. Miscellaneous income increased $156,000 compared to the year ended June 30, 2006. Income from bank owned life insurance increased $67,000 due to the purchase of additional insurance during the year ended June 30, 2006. There was also a loss on sale of real estate owned of $35,000 recorded during the year ended June 30, 2006, with no such loss in the year ended June 30, 2007. Miscellaneous income in the year ended June 30, 2007 also included $18,000 in interest from a state income tax refund and $15,000 unidentified settlement due West Essex Bank, acquired by the Bank in a merger in 2003..

Non-interest income attributed to the sale of securities was significantly lower during the year ended June 30, 2007. There was a gain on sale of securities during the year ended June 30, 2007 of $55,000 resulting from the sale of municipal bonds compared to $1.0 million during the year ended June 30, 2006. In 2006 we sold 131,088 shares of Freddie Mac common stock, a closed-end mutual fund and the Bank’s portfolio of government agency notes. The pre-tax gain of $8.8 million on the sale of the Freddie Mac shares was reduced by the pre-tax loss of $7.8 million on the sale of the government agency notes. In 2007 we sold municipal bonds due to their below market yield and the reduced advantage of tax-exempt income in light of lower pre-tax income overall.

Non-Interest Expense. Non-interest expense increased $2.9 million or 6.9%, to $44.9 million for the year ended June 30, 2007, from $42.0 million for the year ended June 30, 2006. The increase in non-interest expense resulted from increases in salaries and employee benefits, net occupancy expense of premises, equipment expense, advertising expense and directors’ compensation partially offset by a decrease in miscellaneous expense.

Salaries and employee benefits increased $2.4 million or 9.6%, to $27.5 million for the year ended June 30, 2007, compared to $25.1 million for the year ended June 30, 2006. Management attributes the increase primarily to the 2005 Stock Compensation and Incentive Plan approved at the Company’s annual meeting held in October 2005. Stock benefit plans expense increased $1.4 million to $3.5 million during the year ended June 30, 2007, which was a full year’s expense, from $2.1 million in 2006, which was a partial year’s expense. Compensation expense increased $378,000 to $13.8 million with $264,000 resulting from a one-time charge related to a severance agreement with a senior officer of the Bank who resigned in April 2007 and the balance of the increase resulting from normal salary increases. Employee Stock Ownership Plan expense increased $283,000 to $2.2 million due to an increase in the average market price of the Company’s common stock, year-over-year. Employee benefits expense increased $219,000 to $4.1 million, with $183,000 attributed to an increase in health insurance costs. Beginning in July 2007, new employees will be required to contribute to the cost of their health insurance and the existing staff will begin contributing in January 2008. Pension plan expense increased $100,000 to $2.7 million due to actuarial adjustments. Effective July 1, 2007, the Bank “froze” all future benefit accruals under its non-contributory defined pension plan and the related benefits equalization plan. Management estimates that these actions will result in pre-tax expense reductions of approximately $1.3 million and $257,000 for the defined benefit pension plan and benefits equalization plan, respectively, during the year ending June 30, 2008. Payroll taxes expense increased $50,000 to $1.1 million with a $56,000 increase attributed to vesting of restricted stock awards partially offset by a $6,000 decrease in New Jersey Unemployment Tax contributions.

Net occupancy expense of premises increased $184,000 or 5.6%, to $3.5 million for the year ended June 30, 2007 from $3.3 million for the year ended June 30, 2006. Property tax expense, depreciation expense and utilities expense increased $130,000, $59,000 and $52,000, respectively, partially offset by decreases in rent expense, net and repairs and maintenance expense of $28,000 and $25,000, respectively. Rental income from surplus Bank space leased to others increased $39,000, which more than offset increases in rents paid by the Bank. Currently, we lease surplus space in branch facilities in Springfield, River Vale and Pleasantdale (West Orange) and management is looking for opportunities to lease additional surplus space to interested parties.

Equipment expense increased $103,000 or 2.3%, to $4.5 million for the year ended June 30, 2007 from $4.4 million for the year ended June 30, 2006. Service bureau expense increased $123,000 due to higher costs associated with the Bank’s service providers for Internet banking, bill pay services and ATM and debit cards processing. Fees for services provided by the Bank’s core processor were flat, year-over-year. Partially offsetting increased service bureau expense were decreases in furniture, fixtures and equipment expense and repairs and maintenance expense. Despite a one-time charge of $88,000 resulting from the settlement of a dispute with an electronic data processing service provider, furniture, fixtures and equipment expense decreased $14,000.

Advertising expense increased $35,000 or 2.4%, virtually unchanged at $1.5 million, for both years. The Bank continued an extensive advertising campaign launched during the year ended June 30, 2006 to publicize promotional interest rates for certificates of deposit, tiered money market deposit accounts and StarBanking, a bundled services package. When management determined to cease offering promotional rate certificates of deposit and promo rates on tiered accounts, the advertising budget did not change but more emphasis was placed on advertising the Bank’s other products. There were also extensive advertising campaigns focused on the Bank’s loan products during both years. The primary difference between the two years was the cost associated with an increase in the use of radio advertisements during the year ended June 30, 2007.

Directors’ compensation increased $214,000 or 10.2%, to $2.3 million during the year ended June 30, 2007, compared to $2.1 million during the year ended June 30, 2006. Management attributes the increase primarily to the 2005 Stock Compensation and Incentive Plan approved at the Company’s annual meeting held in October 2005. Stock benefit plan expense increased $486,000 to $1.6 million during the year ended June 30, 2007, which was a full year’s expense, from $1.1 million in 2006, which was a partial year’s expense. Partially offsetting stock benefit plans expense was a $139,000 decrease in directors’ fees of which $123,000 were advisory board fees. The Company’s obligation to pay advisory board fees in connection with its 2003 acquisition of West Essex Bancorp ended in June 2006. Other directors’ compensation decreased $133,000 due primarily to the freezing of the directors’ incentive compensation plan during the quarter ended December 31, 2006.

Miscellaneous expense decreased $193,000 or 4.3%, to $4.3 million during the year ended June 30, 2007 from $4.5 million during the year ended June 30, 2006. The categories with the largest decreases were annual meeting expense, miscellaneous expense, printing and office supplies expense and audit and accounting services expense, which decreased $143,000, $117,000, $98,000 and $56,000, respectively. Actual expenses attributed to the Company’s first annual meeting in 2005 and estimated expenses for the 2006 annual meeting were included in the year ended June 30, 2006, compared to estimated expenses for only the 2007 meeting in the year ended June 30, 2007. Miscellaneous expense decreased due to reduced consultant fees and a settlement in the prior year for $51,000 with the New Jersey Division of Taxation resulting from a use tax audit covering the previous five years. Printing and office supplies expense decreased due to the use of lower cost service providers. Audit and accounting services expense decreased due to lower costs associated with Sarbanes-Oxley Act compliance. Partially offsetting these decreases were legal expense and loan expense, which increased $151,000 and $80,000, respectively. The increase in legal fees resulted from the ongoing evaluation and implementation of growth and diversification strategies related to execution of the Company’s business plan. The increase also included legal fees associated with the preparation of a severance agreement with a senior officer of the Bank who resigned in April 2007 and fees associated with negotiations leading to the settlement of a dispute with an electronic data processing service provider. Loan expense increased due to higher loan servicing fees resulting from the increase in purchased loans serviced by others. All other categories in miscellaneous expense decreased $10,000 in aggregate.

Provision for Income Taxes. The provision for income taxes decreased $2.1 million to $221,000 for the year ended June 30, 2007, from $2.3 million for the year ended June 30, 2006. The effective tax rate was 10.3% for the year ended June 30, 2007, as compared to 19.2% for the year ended June 30, 2006. The effective tax rate declined due to interest from tax-exempt instruments becoming a greater percentage of pre-tax income as net income declined. Tax-exempt interest was 218.5% of income before taxes for the year ended June 30, 2007 compared to 64.2% for the year ended June 30, 2006. Management is in the process of selling bonds from the municipal bond portfolio due to the decline in pre-tax income, which reduces the advantage of holding tax-exempt instruments as well as the portfolio’s low yield. In the current year, the Company also moved from the 35% to the 34% tax bracket for federal tax purposes due to the decline in taxable income.

Comparison of Operating Results for the Years Ended June 30, 2006 and June 30, 2005

General. Net income for the year ended June 30, 2006 was $9.6 million, a decrease of $9.3 million, or 49.2%, from $18.9 million for the year ended June 30, 2005. The decrease in net income resulted primarily from lower net interest income and higher non-interest expenses. There was an increase in non-interest income from service fees and charges and miscellaneous sources and a substantial decrease in the contribution from gain on sale of securities. An increase in interest income did not offset an increase in interest expense resulting in lower net interest income. The increase in non-interest expenses was due primarily to increases in salaries and employee benefits, directors’ compensation expense and to a lesser degree, occupancy expense and miscellaneous expenses.

Net Interest Income. Net interest income decreased by $1.3 million, or 2.5%, to $50.7 million for the year ended June 30, 2006, from $52.0 million for the year ended June 30, 2005. Our net interest rate spread decreased 44 basis points to 2.10% for the year ended June 30, 2006, from 2.54% for 2005. Our net interest margin decreased 14 basis points to 2.67% for the year ended June 30, 2006, compared with 2.81% for the year ended June 30, 2005. Despite a 25 basis point improvement in the yield on average interest-earning assets, increasing from 4.45% for the year ended June 30, 2005 to 4.70% for the year ended June 30, 2006, the net interest rate spread decreased due to a 69 basis point increase in the cost of average interest-bearing liabilities to 2.60% compared to 1.91%, year-over-year. An increase in the yield on average interest–earning assets, a $47.8 million increase in average interest-earnings assets and $107.0 million decrease in average interest-bearing liabilities, was more than offset by the increase in the cost of average interest-bearing liabilities resulting in a decrease in the net interest margin, year-over-year. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 127.8% for the year ended June 30, 2006, compared to 116.2% for the year ended June 30, 2005. Average interest-earning assets increased 2.6%, to $1.90 billion for the year ended June 30, 2006, from $1.85 billion for the year ended June 30, 2005. Average interest-bearing liabilities decreased 6.7%, to $1.49 billion for the year ended June 30, 2006, from $1.59 billion for the year ended June 30, 2005.

Interest Income. Total interest income increased $6.9 million, or 8.4%, to $89.3 million for the year ended June 30, 2006, from $82.4 million for the year ended June 30, 2005. The improvement in interest income resulted from both an increase in the yield on average interest-earning assets as well as an increase in average interest-earning assets. The yield on average interest-earning assets increased 25 basis points to 4.70% from 4.45%, while average interest-earning assets increased $47.8 million, or 2.6%, to $1.90 billion from $1.85 billion.

Interest income on loans receivable increased $6.0 million, or 20.5%, to $35.3 million for the year ended June 30, 2006, from $29.3 million for the year ended June 30, 2005. The increase resulted from an increase in average loans receivable, partially offset by a reduction in the yield on average loans. Average loans receivable increased $110.8 million, or 21.2%, to $633.8 million for the year ended June 30, 2006, from $523.0 million for the year ended June 30, 2005. The yield on average loans decreased two basis points, to 5.58% for the year ended June 30, 2006, compared to 5.60% for 2005. The lower yield reflects generally lower interest rates on originations compared to principal repayments on seasoned higher yielding mortgages; however, the decline in average yields year-over-year began to slow. The average yield for the year ended June 30, 2005 was 5.60% compared to 5.73% for 2004.

Interest income on mortgage-backed securities decreased $483,000, or 1.4%, to $33.5 million for the year ended June 30, 2006, compared to $34.0 million for the year ended June 30, 2005. The decrease in interest income on mortgage-backed securities resulted from a decrease in the average balance outstanding rather than average yield, which was unchanged at 4.59% for the years ended June 30, 2006 and 2005. Average mortgage-backed securities decreased $11.4 million, or 1.5%, to $729.0 million for the year ended June 30, 2006, from $740.4 million for the year ended June 30, 2005. The decrease in the average balance resulted from the utilization of cash flows from monthly principal and interest payments to fund loan originations and deposit outflows rather than reinvestment in the portfolio. Following a decline in yield between the prior two years, due to principal repayments received on seasoned higher yielding securities reinvested in a lower interest rate environment, the yield stabilized during the year ended June 30, 2006. The yield for the year ended June 30, 2005 was 4.59% compared to 4.76% for 2004. Most pools purchased during the year contained adjustable rate mortgages, thus sacrificing higher yields on fixed rate mortgages for interest rate risk protection in the future.

Interest income on securities, both taxable and tax-exempt, decreased $2.3 million, or 13.9%, to $14.2 million for the year ended June 30, 2006, from $16.5 million for the year ended June 30, 2005. The decrease resulted from a decrease of $84.5 million, or 17.8%, in average securities to $389.5 million for the year ended June 30, 2006, from $474.0 million for the year ended June 30, 2005, partially offset by an increase in the yield year-over-year. The yield for the year ended June 30, 2006 was 3.64%, compared to 3.49% for the year ended June 30 2005. The decrease in the average balance resulted almost exclusively from the sale of the Bank’s portfolio of government agency notes, with an amortized cost of $249.0 million, in February 2006. Management attributes the increase in the yield in part to this sale since the weighted average yield on these notes was 3.22%. Interest income on tax-exempt securities increased $730,000, or 10.6%, to $7.6 million for the year ended June 30, 2006, from $6.9 million for the year ended June 30, 2005. The increase resulted from an increase in the average balance partially offset by a decrease in the yield. The average balance increased by $21.5 million, or 11.9%, to $202.0 million for the year ended June 30, 2006, from $180.5 million for the year ended June 30, 2005, while the yield decreased to 3.78% for the year ended June 30, 2006, from 3.82% in 2005. The actual balance at June 30, 2006 of $195.7 million, compared to $204.6 million at June 30, 2005 reflects management’s decision to de-emphasize tax-exempt securities, due to lower pre-tax income and lower interest rates on new issues. Interest income on taxable securities decreased $3.0 million, or 31.3%, to $6.6 million for the year ended June 30, 2006, from $9.6 million for the year ended June 30, 2005, resulting from a decrease in the average balance partially offset by an increase in yield. The average balance decreased $106.0 million, or 36.1%, to $187.4 million for the year ended June 30, 2006, from $293.4 million for the year ended June 30, 2005. The yield increased to 3.50% for the year ended June 30, 2006, from 3.28% for 2005. The sale of the government agency notes portfolio substantially contributed to both the decrease in average balance and increase in yield.

Interest income on other interest-earning assets increased $3.7 million, or 142.3%, to $6.3 million for the year ended June 30, 2006, from $2.6 million for the year ended June 30, 2005. The composition of interest income on other interest-earning assets during the year ended June 30, 2006 included interest received from deposits at other banks, specifically the Federal Home Loan Bank of New York and Bank of America and dividends paid on Federal Home Loan Bank of New York capital stock. The increase in interest income resulted from an increase in yield and average balance. The yield increased to 4.28% for the year ended June 30, 2006, from 2.30% for 2005 while the average balance increased $33.0 million, or 28.7%, to $147.9 million for the year ended June 30, 2006, from $114.9 million for the year ended

June 30, 2005. Management reinvested the proceeds from the investment portfolio restructuring in cash and cash equivalents to take advantage of market short-term interest rates.

Interest Expense. Total interest expense increased $8.2 million, or 27.0%, to $38.6 million for the year ended June 30, 2006, from $30.4 million for year ended June 30, 2005. The increase resulted from an increase in the cost of average interest-bearing liabilities, partially offset by a decrease in average interest-bearing liabilities. The cost increased 69 basis points to 2.60% in the year ended June 30, 2006, from 1.91% for 2005. Average interest-bearing liabilities declined $106.9 million, or 6.7%, to $1.49 billion during the year ended June 30, 2006, as compared to $1.59 billion during the year ended June 30, 2005. Management increased rates to match the competition’s rate offerings in the face of rising short-term interest rates in an effort to stem the outflow of deposits triggered by the competitive market for deposits.

Interest expense on deposits increased $8.6 million, or 32.5%, to $35.1 million for the year ended June 30, 2006, from $26.5 million for the year ended June 30, 2005. The cost of interest-bearing deposits increased to 2.47% for the year ended June 30, 2006, from 1.75% in 2005. The cost of certificates of deposit increased to 3.27% from 2.33%, while the cost of savings and club accounts increased to 1.18% from 1.02% and the cost of interest-bearing demand accounts increased to 0.90% from 0.71%. Management found it necessary to market special certificate of deposit maturities with promotional interest rates, typically with terms of five, nine and 13 months, to retain and attract new deposits. Average interest-bearing deposits decreased $91.3 million, or 6.0%, to $1.42 billion for the year ended June 30, 2006, from $1.51 billion for the prior year. Average certificates of deposit increased to $888.8 million from $873.9 million, average savings and club accounts decreased to $429.0 million from $533.1 million and average interest-bearing demand deposits decreased to $103.4 million from $105.5 million. The Bank introduced several products designed to retain and attract core deposits, including Star Banking and a tiered money market account. The challenge for management during the year ended June 30, 2006 was to balance the rate of attrition for all deposit categories against a significant increase in the cost of funds.

Interest expense on Federal Home Loan Bank advances decreased $314,000, or 8.1%, to $3.6 million for the year ended June 30, 2006, from $3.9 million for the year ended June 30, 2005. The decrease in interest expense resulted from a decrease in average advances outstanding partially offset by an increase in the cost of advances. Average advances outstanding decreased $15.7 million, or 19.4%, to $65.3 million for the year ended June 30, 2006 compared to $81.0 million for the year ended June 30, 2005. The cost of borrowings increased to 5.47% from 4.80%, year-over-year. The decrease in the average balance resulted from short-term advances obtained and subsequently paid off during the year ended June 30, 2005, to fund the purchase of securities. The same situation did not occur during the year ended June 30, 2006. The cost of borrowed money increased during the year ended June 30, 2006, due to management’s utilization of an overnight line of credit with the Federal Home Loan Bank of New York to meet liquidity needs. Overnight borrowings were particularly expensive due to the high cost of short-term interest rates relative to rates on longer-term advances.

Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

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

Non-interest Income. Non-interest income attributed to fees, service charges and miscellaneous income and excluding gains on the sale of securities increased $504,000, or 28.0%, to $2.3 million for the year ended June 30, 2006, from $1.8 million for the year ended June 30, 2005. Fees and service charges increased $68,000 year-over-year, primarily due to an increase in prepayment charges on loans and a nominal increase in fee income attributed to the Bank’s retail branch network, partially offset by lower other loan fees. Miscellaneous income increased $436,000 primarily due to an increase in the cash surrender value of bank owned life insurance and other fees from operations. At June 30, 2006, we had a $14.6 million investment in bank owned life insurance, compared to $4.0 million at June 30, 2005.

Non-interest income attributed to net gain on the sale of securities was $1.0 million in the year ended June 30, 2006, resulting from the sale of 131,088 shares of Freddie Mac common stock, a closed-end mutual fund and the Bank’s entire portfolio of government agency notes. The three transactions produced pre-tax gains of $8.8 million and $86,000 and a pre-tax loss of $7.8 million, respectively. Non-interest income attributed to gains on the sale of securities was $7.7 million in the year ended June 30, 2005, resulting from the sale of 120,000 shares of Freddie Mac common stock and a trust-preferred security. Concern about the future of government-sponsored enterprises triggered the sale of the Company’s Freddie Mac common stock investment. The common stock, trust-preferred security and closed-end mutual fund were part of the Company’s available for sale investment portfolio and the government agency notes were in the Bank’s held-to-maturity portfolio.

Non-interest Expense. Non-interest expense increased $7.1 million, or 20.3%, to $42.0 million for the year ended June 30, 2006, from $34.9 million for the year ended June 30, 2005. The increase in non-interest expense resulted primarily from increases in salaries and employee benefits, directors’ compensation expense, miscellaneous expense, equipment expense and to a lesser degree, advertising expense and net occupancy expense of premises.

Salaries and employee benefits increased $4.3 million, or 20.7%, to $25.1 million in the year ended June 30, 2006, from $20.8 million in the year ended June 30, 2005. The compensation expense component increased $372,000, or 2.8%, to $13.4 million for the year ended June 30, 2006, from $13.1 million for the year ended June 30, 2005. The increase resulted from normal salary increases and hiring of additional employees to staff our newest retail branch opened in Lacey Township, New Jersey during October 2005. Pension plan expense decreased $699,000 to $2.6 million for the year ended June 30, 2006, compared to 2005. Pension plan expense in the year ended June 30, 2005 included additional contributions to compensate for lower than expected investment returns on plan assets during prior periods. Benefits expense increased $905,000 to $3.8 million, year-over-year, resulting from higher health insurance premiums as well as additional employees enrolled in the benefit plans. Employee stock ownership plan (“ESOP”) compensation expense increased $1.4 million to $1.9 million, compared to 2005. ESOP compensation expense began accruing immediately following the initial public offering completed in February 2005, therefore, there was only four months’ expense recorded during the year ended June 30, 2005. Stock compensation plan expense attributed to a stock benefit plan approved at the 2005 Annual Meeting was $2.3 million. There was no such expense recorded in 2005. Payroll tax expense increased $82,000 to $1.1 million compared to the previous year.

Net occupancy expense of premises increased $119,000, or 3.7%, to $3.3 million for the year ended June 30, 2006, from $3.2 million for the year ended June 30, 2005. Decreases in rent expense, net and lower property taxes partially offset increases in repairs and maintenance expense, depreciation expense and utilities expense. During the year ended June 30, 2006, the Bank leased space at two locations vacated by management staff and administrative operations upon their move to the Company’s headquarters in late 2004. Another tenant will move into Bank property in November 2006 and additional vacant space is being prepared for lease. The rental income will partially offset the occupancy expense of suchpremises in the future.

Equipment expense increased $470,000, or 11.8%, to $4.4 million for the year ended June 30, 2006, from $4.0 million during the year ended June 30, 2005. The largest increase was attributed to the data processing expense, which increased $255,000 to $2.5 million, year-over-year. A significant part of the increase resulted from additional security enhancements to the Bank’s data processing infrastructure.

Advertising expense increased $289,000, or 24.1%, to $1.5 million for the year ended June 30, 2006, from $1.2 million for the year ended June 30, 2005. The increase in advertising expense resulted from a publicity campaign connected to the grand opening of the Lacey Township branch and media advertising launching our Star Banking product and promoting special certificate of deposit offerings. These were in addition to extensive campaigns to advertise residential and commercial loan products and retail and commercial deposit products.

Directors’ compensation expense increased $1.2 million, or 135.4%, to $2.1 million for the year ended June 30, 2006, from $886,000 for the year ended June 30, 2005. Stock compensation plan expense attributed to a stock benefit plan approved at the 2005 Annual Meeting was $1.1 million. There was no such expense recorded in 2005. Directors’ fees remained unchanged at $676,000 and advisory board fees decreased $89,000 to $123,000, year-over-year. Other fees including an incentive bonus plan were $225,000 for 2006.

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

Provision for Income Taxes. The provision for income taxes decreased $5.4 million, or 70.1%, to $2.3 million for the year ended June 30, 2006, from $7.7 million for the year ended June 30, 2005. The decrease in income tax expense resulted from a decrease in pre-tax income of $14.7 million, or 55.3%, to $11.9 million in the year ended June 30, 2006, from $26.6 million for the year ended June 30, 2005. The effective income tax rates were 19.2% for the year ended June 30, 2006, as compared to 28.9% for the year ended June 30, 2005. Due to the Bank’s significant investment in tax-exempt municipal bonds, tax-exempt interest reduced the Company’s federal income expense by approximately $2.4 million during the year ended June 30, 2006, compared to a reduction of approximately $2.2 million in the year ended June 30, 2005.

Average Balance Sheet. The following table sets forth certain information relating to Kearny Financial Corp. at and for the periods indicated. We derived the average yields and costs by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented with daily balances used to derive average balances.

	At June 30,		For the Year Ended June 30,
	2007		2007			2006			2005
	Actual Balance	Actual Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Net loans receivable(1)	$866,542	5.81%	$785,210	$44,972	5.73%	$633,758	$35,338	5.58%	$523,029	$29,311	5.60%
Mortgage-backed securities(2)	643,779	4.94	673,904	32,222	4.78	728,960	33,471	4.59	740,417	33,954	4.59
Securities:(2)
Tax-exempt	65,333	3.71	126,095	4,708	3.73	202,042	7,634	3.78	180,513	6,904	3.82
Taxable	23,536	5.95	25,240	1,492	5.91	187,420	6,554	3.50	293,449	9,632	3.28
Other interest-earning assets(3)	148,504	5.21	243,867	12,167	4.99	147,949	6,326	4.28	114,916	2,640	2.30
Total interest-earning assets	1,747,694	5.36	1,854,316	95,561	5.15	1,900,129	89,323	4.70	1,852,324	82,441	4.45
Non-interest-earning assets	169,559		152,926			153,791			162,063
Total assets	$1,917,253		$2,007,242			$2,053,920			$2,014,387
Interest-bearing liabilities:
Interest-bearing demand	$149,003	2.02	$136,622	2,612	1.91	$103,397	931	0.90	$105,503	752	0.71
Savings and club	318,311	1.09	336,067	3,740	1.11	429,019	5,065	1.18	533,131	5,422	1.02
Certificates of deposit	888,060	4.55	932,901	40,999	4.39	888,809	29,073	3.27	873,907	20,358	2.33
Federal Home Loan Bank advances	28,488	5.50	56,615	3,117	5.51	65,333	3,576	5.47	80,990	3,890	4.80
Total interest-bearing liabilities	1,383,862	3.50	1,462,205	50,468	3.45	1,486,558	38,645	2.60	1,593,531	30,422	1.91
Non-interest-bearing liabilities	70,799		72,094			71,089			71,119
Total liabilities	1,454,661		1,534,299			1,557,647			1,664,650
Stockholders’ equity	462,592		472,943			496,273			349,737
Total liabilities and stockholders’ equity	$1,917,253		$2,007,242			$2,053,920			$2,014,387
Net interest income				$45,093			$50,678			$52,019
Interest rate spread(4)		1.86%			1.70%			2.10%			2.54%
Net yield on interest-earning assets(5)					2.43%			2.67%			2.81%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.26x		1.27x			1.28x			1.16x

_________________

(1)	Non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest earning assets.
(2)

Includes both available for sale and held to maturity securities. For available for sale securities, mark to market valuation allowances have been included in the average balance of non-interest earning assets.

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

Rate/Volume Analysis. The following table reflects the sensitivity of Kearny Financial Corp.’s interest income and interest expense to changes in volume and in prevailing interest rates during the periods indicated. Each category reflects the: (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rate (changes in rate multiplied by old volume); and (3) net change. The net change attributable to the combined impact of volume and rate has been allocated proportionally to the absolute dollar amounts of change in each.

	Year Ended June 30,			Year Ended June 30,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Net loans receivable	$8,660	$974	$9,634	$6,133	$(106)	$6,027
Mortgage-backed securities	(2,596)	1,347	(1,249)	(483)	—	(483)
Securities:
Tax-exempt	(2,827)	(99)	(2,926)	804	(74)	730
Taxable	(7,850)	2,788	(5,062)	(3,685)	607	(3,078)
Other interest-earning assets	4,651	1,190	5,841	923	2,763	3,686
Total interest-earning assets	$38	$6,200	$6,238	$3,692	$3,190	$6,882

Interest expense:
Interest-bearing demand	$374	$1,307	$1,681	$(15)	$194	$179
Savings and club	(1,039)	(286)	(1,325)	(1,145)	787	(358)
Certificates of deposit	1,509	10,417	11,926	353	8,363	8,716
Advances from Federal Home Loan Bank	(485)	26	(459)	(813)	499	(314)
Total interest-bearing liabilities	$359	$11,464	$11,823	$(1,620)	$9,843	$8,223

Change in net interest income	$(321)	$(5,264)	$(5,585)	$5,312	$(6,653)	$(1,341)

Liquidity and Commitments

Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of mortgage-backed securities and outstanding loans, maturities and calls of securities and funds provided from operations. In addition, we invest excess funds in short-term interest-earning assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. We attempt to maintain adequate but not excessive liquidity and liquidity management is both a daily and long-term function of business management.

We review cash flow projections regularly and update them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At June 30, 2007, the Bank had outstanding commitments to originate loans of $81.0 million, fund construction loans in process of $5.1 million and undisbursed funds from approved lines of credit of $26.3 million.

Deposits decreased $32.0 million or 2.2%, to $1.41 billion at June 30, 2007, compared to $1.44 billion at June 30, 2006. During the year ended June 30, 2007, certificates of deposit and interest-bearing demand deposits, particularly tiered money market deposit accounts, increased approximately $5.0 million and $26.9 million, to $888.1 million and $149.0 million, respectively; while savings deposits decreased approximately $59.1 million to $318.3 million and non-interest-bearing deposits decreased $4.7 million to $56.3 million. Overall, core deposits decreased $37.0 million between June 30, 2006 and June 30, 2007. The threat of loss of deposits to competitors, both core deposits and certificates of deposit, necessitated the continuation of promotional interest rates during the first half of the year to counteract promotions offered by other financial institutions in the Bank’s market area. However, by mid-way through the quarter ended December 31, 2006, management began to shift from this strategy in an attempt to mitigate margin compression resulting from the increased cost of deposits from promotional interest rates. The Bank had adequate liquidity to deal with potential withdrawals, with average cash and cash equivalents of $256.3 million during the year ended June 30, 2007 and $163.3 million in cash and cash equivalent available at June 30, 2007. Beginning in the quarter ending June 30, 2007, certificates of deposit with the highest interest rates began to mature. Some attrition has occurred and is expected to continue in the first part of the fiscal year ending June 30, 2008, but has mainly been with customers who have no other relationships with the Bank.

While deposits are the Bank’s primary source of funds, the Bank also generates cash through borrowings from the Federal Home Loan Bank of New York (the “FHLB”). At June 30, 2007, advances from the FHLB amounted to $28.5 million. The Bank has the capacity to borrow additional funds from the FHLB, including up to $200.0 million through an overnight line of credit or by taking additional short-term or long-term advances. As of June 30, 2007, the Bank’s borrowing potential was $54.4 million without pledging additional collateral. Because of strong loan demand and deposit outflows, the Bank utilized the FHLB overnight line of credit briefly during the year ended June 30, 2006. There was no need to make use of overnight borrowings during the year ended June 30, 2007, due to adequate liquidity.

The following table discloses our contractual obligations and commitments as of June 30, 2007.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Operating lease obligations	$3,287	$384	$679	$452	$1,772
Certificates of deposit	888,060	743,656	127,348	16,962	94
Federal Home Loan Bank advances	28,488	10,488	8,000	10,000	—
Total	$919,835	$754,528	$136,027	$27,414	$1,866

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Undisbursed funds from approved lines of credit(1)	$26,268	$2,210	$—	$—	$24,058
Construction loans in process	5,076	5,076	—	—	—
Other commitments to extend credit(1)	81,007	81,007	—	—	—
Total	$112,351	$88,293	$—	$—	$24,058

________________

(1)	Represents amounts committed to customers.

Our material capital expenditure plans for the year ending June 30, 2008 include renovations or significant improvements to four Bank properties. We expect renovations, improvements or new construction to begin this year at existing retail branches in Lyndhurst and Rutherford and new branch locations in Pequannock and Brick Township and anticipate approximately $3.6 million in funds will be required for the plans related to these four locations. The general business purpose of these expenditures is to maintain and improve Kearny Federal Savings Bank’s facilities. We anticipate that cash flows from our normal operations will be sufficient for these expenditure plans.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Federal Savings Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At June 30, 2007, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. At June 30, 2007, the total approved loan origination commitments outstanding amounted to $81.0 million. At the same date, unused lines of credit were $26.3 million and construction loans in process were $5.1 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2007, see Note 15 to consolidated financial statements contained in this Annual Report on Form 10-K.

Capital

Consistent with its goals to operate a sound and profitable financial organization, Kearny Federal Savings Bank actively seeks to maintain its well capitalized status in accordance with regulatory standards. As of June 30, 2007, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision. Kearny Federal Savings Bank’s regulatory capital ratios at June 30, 2007 were as follows: core capital 19.70%; Tier I risk-based capital 43.71%; and total risk-based capital 44.44%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively. For additional information regarding regulatory capital at June 30, 2007, see Note 13 to consolidated financial statements contained in this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements. The Company does not expect FIN 48 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial condition, results of operations and cash flows.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The new guidance is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. We are currently evaluating the impact of adopting EITF Issue No. 06-4 on our financial statements.

On September 7, 2006, the FASB’s EITF issued EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting EITF Issue No. 06-5 on our financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company July 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158. The conforming amendments in this FSP were applied upon adoption of SFAS No. 158. Our adoption of FSP FAS 158-1 did not have a material impact on our consolidated financial statements or disclosures.

In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In May 2007, the FASB issued FASB FSP FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48”. FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective July 1, 2007. We are currently evaluating the impact of adopting FSP FIN 48-1 on our financial statements. The Company does not expect FSB FIN 48-1 will have a material impact on its financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and amounts we borrow.

The rates we earn on our assets are generally fixed for a contractual period of time. We, like many savings institutions, have liabilities that generally have shorter contractual maturities than our assets, such as certificates of deposit, or have no stated maturity, such as savings and money market deposits. This imbalance can create significant earnings volatility because market interest rates change over time. In addition, short term and long term rates may not change at the same time or same rate. Several years ago market interest rates were at historically low levels. However, between June 2004 and June 2007, the U.S. Federal Reserve steadily increased its target federal funds rate, raising it 17 times, from 1.00% to 5.25%. While the federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have increased, intermediate- and long-term market interest rates, which we use as a guide to our loan pricing, have not increased proportionately. This has led to a “flattening” of the market yield curve, which has even “inverted” recently as short-term rates have exceeded longer-term rates. The relatively flat yield curve has hurt our net interest rate spread and net interest margin because the interest rates we pay on our deposits have repriced upwards faster than the interest rates that we earn on our loans and investments.

Worsening the effects of a flat yield curve is a mismatch between the Bank’s repricing interest-earning assets and interest-bearing liabilities. At June 30, 2007, we had $743.7 million of certificates of deposit that mature within the next twelve months. During the year ending June 30, 2008, $17.7 million and $8.4 million of loans and securities, respectively, will reach their contractual maturity dates. Partially mitigating the mismatch between repricing assets and liabilities are $124.1 million of loans maturing after June 30, 2008 and $332.3 million of securities and mortgage-backed securities with floating or adjustable rates.

In a period of rising interest rates, the interest income earned on our assets, which consist primarily of long-term, fixed-rate assets, may not increase as rapidly as the interest paid on our liabilities. At June 30, 2007, 85.4% of our loans with contractual maturities of greater than one year had fixed rates of interest and 75.5% of our total loans had contractual maturities of ten or more years. At June 30, 2007, we held $643.8 million of mortgage-backed securities, representing 33.6% of our assets. We invest generally in fixed-rate securities and 93.1% of our mortgage-backed securities at June 30, 2007 had contractual maturities of greater than ten years. In an increasing rate environment, our cost of funds is expected to increase more rapidly than the interest earned on our loan portfolio and securities portfolio because our primary source of funds is deposits with generally shorter maturities than the maturities on our loans and securities. Having interest-bearing liabilities that reprice more frequently than interest-earning assets will be detrimental during periods of rising interest rates and could cause our net interest rate spread to shrink because the increase in the rates we would earn on our securities and loan portfolios may be less than the increase in the rates we would pay on deposits and borrowings.

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

The Board of Directors has established an Interest Rate Risk Management Committee, currently comprised of Directors Hopkins Regan, Aanensen, Mazza and Parow, which is responsible for monitoring interest rate risk. Our Chief Financial Officer and Chief Investment Officer also participate in this committee as management’s liaison. The committee meets quarterly to address management of our assets and liabilities, including review of our short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and repricing frequencies of loans and securities; and a variety of other asset and liability management topics. The results of the committee’s quarterly review are reported to the full Board, which adjusts the investment policy and strategies, as it considers necessary and appropriate.

Quantitative Analysis. The following table presents Kearny Federal Savings Bank’s net portfolio value as of June 30, 2007. The Office of Thrift Supervision, based on information provided by Kearny Federal Savings Bank, calculated the net portfolio values shown in this table.

	At June 30, 2007
	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets
Changes in Rates (1)	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
	(Dollars in Thousands)
+300 bp	265,530	-127,718	-32%	15.44%	-570 bp
+200 bp	309,062	-84,186	-21%	17.48%	-365 bp
+100 bp	351.898	-41,350	-11%	19.39%	-175 bp
+50 bp	372,669	-20,579	-5%	20.28%	-86 bp
0 bp	393,248			21.14%
+50 bp	412,864	19,616	+5%	21.93%	+79 bp
- 100 bp	430,069	36,821	+9%	22.61%	+147 bp
- 200 bp	456,941	63,693	+16%	23.62%	+248 bp

__________

(1) The -300bp scenario is not shown due to the low prevailing interest rate environment.

This analysis also indicated that as of June 30, 2007 an immediate and permanent 2.0% increase in interest rates would cause an approximately 13.4% decrease in our net interest income.

Future interest rates or their effect on net portfolio value or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in this type of computation. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in market interest rates. The interest rate on certain types of assets and liabilities, such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Notwithstanding the discussion above, the quantitative interest rate analysis presented above indicates that a rapid increase in interest rates would adversely affect our net interest margin and earnings.

Item 8. Financial Statements and Supplementary Data

The Company’s financial statements are contained in this Annual Report on Form 10-K immediately following Item 15.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)	Internal Control over Financial Reporting

1.	Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in this Annual Report on Form 10-K immediately following Item 15. Such report is incorporated herein by reference.

2.	Report of Independent Registered Public Accounting Firm.

The report of Beard Miller Company LLP on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in this Annual Report on Form 10-K immediately following Item 15. Such report is incorporated herein by reference.

3.	Changes in Internal Control Over Financial Reporting.

During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information Regarding Directors and Executive Officers” and “Operation of the Board of Directors” in the Registrant’s definitive proxy statement for the Registrant’s 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”) is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics is available without charge upon request to the Corporate Secretary, Kearny Financial Corp., 120 Passaic Avenue, Fairfield, New Jersey 07004.

Item 11. Executive Compensation

The information that appears under the headings "Executive Compensation," "Director Compensation" and "Compensation Discussion and Analysis" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)

Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders Thereof” in the Proxy Statement.

(b)

Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned “Information Regarding Directors and Executive Officers” in the Proxy Statement.

(c)

Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2007 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2005 Stock Compensation and Incentive Plan (1)	3,248,740	$ 12.33	457,856
Equity compensation plans not approved by stockholders:
None.	n/a	n/a	n/a
Total	3,248,740	$ 12.33	457,856

_________________

(1)

In addition to 3,248,740 options outstanding under this plan as of June 30, 2007, restricted stock awards of 1,002,157 shares were outstanding under this plan as of June 30, 2007. Such awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter. As of June 30, 2007, there were 155,959 shares remaining available for restricted share awards under this plan and these shares are included under column (C) as securities remaining available for future issuance under this plan along with 301,897 options remaining available for award.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information that appears under the subheading “Certain Relationships and Related Transactions and Director Independence” under the heading “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information relating to this item is incorporated herein by reference to the information contained under the section captioned “Information Regarding Independent Auditor” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)       The following financial statements and the independent auditors’ report appear in this Annual Report on Form 10-K immediately after this Item 15:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of June 30, 2007 and 2006
Consolidated Statements of Income For the Years Ended June 30, 2007, 2006 and 2005
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended June 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(2)       All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report:

3.1	Charter of Kearny Financial Corp.*
3.2	Bylaws of Kearny Financial Corp.*
4	Stock Certificate of Kearny Financial Corp*
10.1	Employment Agreement with John N. Hopkins*†
10.2	Employment Agreement with Albert E. Gossweiler*†
10.3	Employment Agreement with Sharon Jones*†
10.4	Employment Agreement with William C. Ledgerwood*†
10.5	Employment Agreement with Erika K. Parisi*†
10.6	Employment Agreement with Patrick M. Joyce*†
10.7	Employment Agreement with Craig Montanaro**†
10.8	Directors Consultation and Retirement Plan*†
10.9	Benefit Equalization Plan*†
10.10	Benefit Equalization Plan for Employee Stock Ownership Plan*†
10.11	Stock Option Plan ***†
10.12	Restricted Stock Plan ***†
10.13	Kearny Federal Savings Bank Director Life Insurance Agreement****†
10.14	Kearny Federal Savings Bank Executive Life Insurance Agreement****†
10.15	Kearny Financial Corp. Directors Incentive Compensation Plan*****†
11	Statement regarding computation of earnings per share
21	Subsidiaries of the Registrant (see “Item 1. Business - Subsidiary Activity” herein)
23	Consent of Beard Miller Company LLP
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________

*	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1

(File No. 333-118815).

**	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on July 21, 2005.
(File No. 000-51093).
***	Incorporated by reference to the appendices to the Registrant’s definitive proxy statement for the
2005 Annual Meeting filed on September 30, 2005 (File No. 000-51093).
****	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005.
(File No. 000-51093).
*****	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on December 9, 2005.
(File No. 000-51093).
†	Management or compensatory plan required to be filed as an exhibit.

120 PASSAIC AVENUE - FAIRFIELD, NJ 07004-3510 -973-244-4500

September 11, 2007

Beard Miller Company LLP

55 U.S. Highway 46 East

P.O. Box 676

Pine Brook, NJ 07058-0676

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of its financial reporting and of the preparation of its consolidated financial statements for external purposes, in accordance with U.S. generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of June 30, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of June 30, 2007, the Company’s internal control over financial reporting was not effective due to the existence of the material weakness described below:

We did not have adequately designed procedures attuned to managing tax risk, particularly analysis with respect to the tax treatment of various transactions and understanding the implication of new and emerging issues in federal and state taxation. This material weakness resulted in a failure to recognize the tax ramifications of changes in status of prior strategic initiatives. Accordingly, we concluded that our internal control over financial reporting was not effective as of June 30, 2007.

The Company’s independent registered public accounting firm, Beard Miller Company LLP, have audited and issued a report on the Company’s internal control over financial reporting, which appears in this Annual Report.

/s/ John N. Hopkins	/s/ William C. Ledgerwood

John N. Hopkins	William C. Ledgerwood
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

bmc

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Kearny Financial Corp.

We have audited Kearny Financial Corp.’s (the “Company”) internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

To the Board of Directors and Stockholders	2.

Kearny Financial Corp.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated September 11, 2007 on these consolidated financial statements.

The Company does not have adequately designed procedures attuned to managing tax risk, particularly analysis with respect to the tax treatment of various transactions and understanding the implication of new and emerging issues in federal and state taxation. This material weakness resulted in a failure to recognize the tax ramifications of changes in the status of prior strategic initiatives.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of June 30, 2007 and 2006 and the related consolidated statements of income, changes in stockholders' equity, and cash flows of the Company for each of the years in the three-year period ended June 30, 2007 and our report dated September 11, 2007 expressed an unqualified opinion.

Beard Miller Company, LLP

Pine Brook, New Jersey

September 11, 2007

Kearny Financial Corp. and Subsidiaries

Consolidated Financial Report

June 30, 2007

Kearny Financial Corp. and Subsidiaries

bmc

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Kearny Financial Corp.

Kearny, New Jersey

We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. (the “Company”) and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to present fairly, in all material respects, the consolidated financial position of Kearny Financial Corp. and Subsidiaries as of June 30, 2007 and 2006, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, management decided, during the quarter ended March 31, 2006, to sell its entire portfolio of U.S. Government securities, which were classified as held-to-maturity. As a result of a misapplication of accounting principles, the Company’s remaining investment portfolio was not reclassified as available for sale and recorded at fair value as of June 30, 2006. This error was discovered during the year ended June 30, 2007 and accordingly, the 2006 consolidated financial statements have been restated to correct the error.

As also discussed in Note 1, the Company changed its method of accounting for Defined Benefit Pension and Other Portretirement Plans in 2007.

To the Board of Directors	2.

Kearny Financial Corp.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kearny Financial Corp.'s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 11, 2007 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of the effects of a material weakness identified in management’s assessment process.

Beard Miller Company LLP

Pine Brook, New Jersey

September 11, 2007

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30,
	2007	2006
		(Restated)
Assets	(In Thousands, Except Share and Per Share Data)

Cash and amounts due from depository institutions	$18,999	$22,563
Interest-bearing deposits in other banks	144,342	207,716

Cash and Cash Equivalents	163,341	230,279

Securities available for sale (amortized cost 2007 $90,580; 2006 $227,598)	88,869	222,793
Loans receivable, including net deferred loan costs 2007 $1,511; 2006 $1,087	866,542	709,064
Less allowance for loan losses	(6,049)	(5,451)

Net Loans Receivable	860,493	703,613

Mortgage-backed securities available for sale (amortized cost 2007 $655,123; 2006 $689,962)	643,779	670,329
Premises and equipment	35,369	35,941
Federal Home Loan Bank of New York (“FHLB”) stock	4,162	5,406
Interest receivable	8,028	8,836
Goodwill	82,263	82,263
Bank owned life insurance	15,154	14,628
Other assets	15,795	17,685

Total Assets	$1,917,253	$1,991,773

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Non-interest bearing	$56,339	$61,080
Interest-bearing	1,355,374	1,382,658

Total Deposits	1,411,713	1,443,738

Advances from FHLB	28,488	61,105
Advance payments by borrowers for taxes	5,460	5,232
Other liabilities	9,000	6,564

Total Liabilities	1,454,661	1,516,639

Stockholders’ Equity
Preferred stock, $0.10 par value; 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; 2007 72,737,500 shares issued and 71,143,337 outstanding; 2006 72,737,500 shares issued and outstanding	7,274	7,274
Paid-in capital	197,976	192,534
Retained earnings	304,970	306,728
Unearned Employee Stock Ownership Plan shares; 2007 1,406,258 shares; 2006 1,551,732 shares	(14,063)	(15,517)
Treasury stock, at cost; 2007 1,594,163 shares; 2006 0 shares	(24,361)	—
Accumulated other comprehensive loss	(9,204)	(15,885)

Total Stockholders’ Equity	462,592	475,134

Total Liabilities and Stockholders’ Equity	$1,917,253	$1,991,773

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Income

	Years Ended June 30,
	2007	2006	2005
	(In Thousands, Except Per Share Data)
Interest Income
Loans	$44,972	$35,338	$29,311
Mortgage-backed securities	32,222	33,471	33,954
Securities:
Taxable	1,492	6,554	9,632
Tax-exempt	4,708	7,634	6,904
Other interest-earning assets	12,167	6,326	2,640

Total Interest Income	95,561	89,323	82,441

Interest Expense
Deposits	47,351	35,069	26,532
Borrowings	3,117	3,576	3,890

Total Interest Expense	50,468	38,645	30,422

Net Interest Income	45,093	50,678	52,019

Provision for Loan Losses	571	72	68

Net Interest Income after Provision for Loan Losses	44,522	50,606	51,951

Non-Interest Income
Fees and service charges	992	1,016	948
Gain on sale of securities	55	1,023	7,705
Miscellaneous	1,442	1,286	850

Total Non-Interest Income	2,489	3,325	9,503

Non-Interest Expenses
Salaries and employee benefits	27,553	25,111	20,766
Net occupancy expense of premises	3,466	3,282	3,163
Equipment	4,526	4,423	3,953
Advertising	1,500	1,465	1,176
Federal insurance premium	573	548	554
Amortization of intangible assets	636	636	636
Directors’ compensation	2,313	2,099	886
Miscellaneous	4,289	4,482	3,728

Total Non-Interest Expenses	44,856	42,046	34,862

Income before Income Taxes	2,155	11,885	26,592

Income Taxes	221	2,277	7,694

Net Income	$1,934	$9,608	$18,898

Net Income per Common Share (EPS)
Basic	$0.03	$0.14	$0.33

Diluted	$0.03	$0.14	$0.33

Weighted Average Number of Common Shares Outstanding
Basic	69,242	70,904	57,963

Diluted	69,581	70,982	57,963

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2007, 2006, and 2005

			Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount						Total

Balance - June 30, 2004	10	$1	$499	$282,959	$—	$—	$10,046	$293,505

Comprehensive income:
Net income	—	—	—	18,898	—	—	—	18,898
Realized gain on securities available for sale, net of income tax of $2,697	—	—	—	—	—	—	(5,008)	(5,008)
Unrealized gain on securities available for sale, net of deferred income tax expense of $240	—	—	—	—	—	—	447	447

Total Comprehensive Income								14,337

Initial capitalization from establishment of mutual holding company	(10)	(1)	1	—	—	—	—	—
Proceeds from common stock offering	72,738	7,274	207,293	—	—	—	—	214,567
Unearned ESOP shares (1,746 shares)	—	—	—	—	(17,457)	—	—	(17,457)
ESOP shares committed to be released (48 shares)	—	—	45	—	485	—	—	530

Balance - June 30, 2005	72,738	7,274	207,838	301,857	(16,972)	—	5,485	505,482

Comprehensive income:
Net income	—	—	—	9,608	—	—	—	9,608
Realized gain on securities available for sale, net of income tax of $358 (Restated)	—	—	—	—	—	—	(665)	(665)
Unrealized loss on securities available for sale, net of deferred income tax benefit of $11,148 (Restated)	—	—	—	—	—	—	(20,705)	(20,705)

Total Comprehensive Income (Restated)								(11,762)

Refund of common stock offering expense	—	—	3	—	—	—	—	3
ESOP shares committed to be released (144 shares)	—	—	412	—	1,455	—	—	1,867
Stock option transactions	—	—	1,211	—	—	—	—	1,211
Treasury stock purchases	(178)	—	—	—	—	(2,268)	—	(2,268)
Treasury stock reissued to restricted stock plan	178	—	(2,268)	—	—	2,268	—	—

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2007, 2006, and 2005

			Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount						Total

Restricted stock plan shares purchased (1,194 shares)	—	—	(16,673)	—	—	—	—	(16,673)
Restricted stock plan shares earned (164 shares)	—	—	2,011	—	—	—	—	2,011
Cash dividends declared ($0.24/share)	—	—	—	(4,737)	—	—	—	(4,737)

Balance - June 30, 2006 (Restated)	72,738	7,274	192,534	306,728	(15,517)	—	(15,885)	475,134

Comprehensive income:
Net income	—	—	—	1,934	—	—	—	1,934
Realized gain on securities available for sale, net of income tax of $19	—	—	—	—	—	—	(36)	(36)
Unrealized gain on securities available for sale, net of deferred income tax expense of $3,628	—	—	—	—	—	—	7,810	7,810

Total Comprehensive Income								9,708

Adjustment to initially apply FASB Statement No. 158, net of deferred income tax expense of $727	—	—	—	—	—	—	(1,093)	(1,093)
ESOP shares committed to be released (144 shares)	—	—	716	—	1,454	—	—	2,170
Stock option transactions	—	—	1,942	—	—	—	—	1,942
Treasury stock purchases	(1,608)	—	—	—	—	(24,573)	—	(24,573)
Treasury stock reissued	13	—	(40)	—	—	212	—	172
Restricted stock plan shares purchased (54 shares)	—	—	(789)	—	—	—	—	(789)
Restricted stock plan shares earned (258 shares)	—	—	3,179	—	—	—	—	3,179
Tax benefit related to vesting of restricted stock	—	—	434	—	—	—	—	434
Cash dividends declared ($0.20/share)	—	—	—	(3,692)	—	—	—	(3,692)

Balance - June 30, 2007	71,143	$7,274	$197,976	$304,970	$(14,063)	$(24,361)	$(9,204)	$462,592

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2007	2006	2005
		(Restated)
	(In Thousands)
Cash Flows from Operating Activities
Net income	$1,934	$9,608	$18,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,934	1,898	1,549
Net amortization of premiums, discounts and loan fees and costs	946	1,033	1,035
Deferred income taxes	(1,621)	(861)	343
Amortization of intangible assets	636	636	636
Provision for loan losses	571	72	68
Realized gains on sale of securities available for sale	(55)	(1,023)	(7,705)
Increase in cash surrender value of bank owned life insurance	(526)	(439)	(145)
ESOP stock option plan and restricted stock plan expenses	7,291	5,089	530
Realized loss on sale of real estate owned	—	35	—
Realized gain on disposition of premises and equipment	(3)	—	—
Decrease (increase) in interest receivable	808	1,594	(569)
Decrease (increase) in other assets	(9)	(2,112)	4,006
(Decrease) increase in interest payable	(68)	53	(57)
Increase (decrease) in other liabilities	718	(446)	1,045

Net Cash Provided by Operating Activities	12,556	15,137	19,634

Cash Flows from Investing Activities
Purchases of securities available for sale	(388)	(298)	(202)
Proceeds from sale of securities available for sale	131,383	256,956	8,866
Purchases of securities held to maturity	—	(4,000)	(54,387)
Proceeds from calls and maturities of securities available for sale	4,229	1,210	—
Proceeds from calls and maturities of securities held to maturity	—	9,989	15,387
Proceeds from repayments of securities available for sale	1,861	2,499	—
Proceeds from repayments of securities held to maturity	—	2,337	4,797
Purchase of loans	(97,521)	(24,434)	(1,515)
Net increase in loans receivable	(60,218)	(121,373)	(50,913)
Proceeds from sale of real estate owned	—	65	—
Purchases of mortgage-backed securities available for sale	(104,756)	(46,905)	—
Purchases of mortgage-backed securities held to maturity	—	(64,765)	(163,607)
Principal repayments on mortgage-backed securities available for sale	138,926	74,489	—
Principal repayments on mortgage-backed securities held to maturity	—	104,429	175,911
Additions to premises and equipment	(1,380)	(2,862)	(9,877)
Proceeds from cash settlement on premises and equipment	21	—	—
Purchase of FHLB stock	(223)	(3,322)	—
Redemption of FHLB stock	1,467	9,277	31
Purchase of bank owned life insurance	—	(10,208)	—

Net Cash Provided by (Used in) Investing Activities	13,401	183,084	(75,509)

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2007	2006	2005
		(Restated)
	(In Thousands)
Cash Flows from Financing Activities
Net decrease in deposits	$(32,052)	$(85,097)	$(8,714)
Repayment of FHLB advances	(32,617)	(582)	(2,547)
Net change in short-term borrowings from FHLB	—	—	(30,000)
Increase in advance payments by borrowers for taxes	228	605	403
Proceeds from issuance of common stock of Kearny Financial Corp.	—	—	197,110
Refund of common stock offering expense	—	3	—
Dividends paid to minority stockholders of Kearny Financial Corp.	(3,698)	(3,795)	—
Purchase of common stock of Kearny Financial Corp. for treasury	(24,573)	(2,268)	—
Treasury stock reissued	172	—	—
Purchase of common stock of Kearny Financial Corp. for restricted stock plan	(789)	(16,673)	—
Tax benefit related to vesting of restricted stock	434	—	—

Net Cash (Used in) Provided by Financing Activities	(92,895)	(107,807)	156,252

Net (Decrease) Increase in Cash and Cash Equivalents	(66,938)	90,414	100,377

Cash and Cash Equivalents - Beginning	230,279	139,865	39,488

Cash and Cash Equivalents - Ending	$163,341	$230,279	$139,865

Supplemental Disclosures of Cash Flows Information
Cash paid during the year for:
Income taxes, net of refunds	$1,490	$6,154	$2,090

Interest	$50,536	$38,592	$30,479

Supplemental Disclosures of Non-Cash Transactions
Cash dividend declared	$936	$942	$—

Reclassification of securities and mortgage-backed securities from held to maturity to available for sale at estimated fair value	$—	$1,163,875	$—

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Kearny Federal Savings Bank (the “Bank”) and Kearny Financial Securities, Inc., and the Bank’s wholly-owned subsidiaries, KFS Financial Services, Inc. and Kearny Federal Investment Corp., and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments about information available to them at the time of their examination.

Business of the Company and Subsidiaries

The Company’s primary business is the ownership and operation of the Bank. The Bank is principally engaged in the business of attracting deposits from the general public at its 26 locations in New Jersey and using these deposits, together with other funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, consumer loans. The Company’s other subsidiary, Kearny Financial Securities, Inc., was organized in April 2005 under Delaware law as a Delaware Investment Company primarily to hold investment and mortgage-backed securities.

The Bank has two wholly owned subsidiaries: KFS Financial Services, Inc. and Kearny Federal Investment Corp. KFS Financial Services, Inc. was incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000. It is a service corporation subsidiary organized for selling insurance products, including annuities, to Bank customers and the general public through a third party networking arrangement. The Bank’s other subsidiary, Kearny Federal Investment Corp. was organized in July 2004 under New Jersey law as a New Jersey Investment Company primarily to hold investment and mortgage-backed securities.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other banks, all with original maturities of three months or less.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Securities

Investments in debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held-to-maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income component of stockholders’ equity.

Individual securities are considered impaired when fair value is less than amortized cost. Management evaluates on a quarterly basis whether any securities are other-than-temporarily impaired. In making this determination, we consider the extent and duration for the impairment, the nature and financial health of the issuer, other factors relevant to specific securities, and our ability and intent to hold securities for a period of time sufficient to allow for any anticipated recovery in market value. If a security is determined to be other-than-temporarily impaired, an impairment loss is charged to operations.

Premiums and discounts on all securities are amortized/accreted to maturity by use of the level-yield method. Gain or loss on sales of securities is based on the specific identification method.

Concentration of Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist of cash and cash equivalents, investment and mortgage-backed securities and loans. Cash and cash equivalents include amounts placed with highly rated financial institutions. Investment securities include securities backed by the U.S. Government and other highly rated instruments. The Bank’s lending activity is primarily concentrated in loans collateralized by real estate in the State of New Jersey. As a result, credit risk is broadly dependent on the real estate market and general economic conditions in the state.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses

An allowance for loan losses is maintained at a level that represents management’s best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate. The allowance is decreased by loan charge-offs, increased by subsequent recoveries of loans previously charged off, and then adjusted, via either a charge or credit to operations, to an amount determined by management to be necessary. Loans or portions thereof, are charged off when, after collection efforts are exhausted, they are determined to be uncollectible. Management of the Bank, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume inherent in its loan activities, along with the general economic and real estate market conditions. The Bank utilizes a two tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan losses are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment. Although management believes that specific and general loan losses are established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary.

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

Construction in progress primarily represents facilities under construction for future use in our business and includes all costs to acquire land and construct buildings, as well as capitalized interest during the construction period. Interest is capitalized at the Bank’s average cost of interest-bearing liabilities.

Significant renewals and betterments are charged to the property and equipment account. Maintenance and repairs are charged to operations in the year incurred. Rental income is netted against occupancy costs in the consolidated statements of income.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula. The restricted stock is carried at cost.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets principally represent the excess cost over the fair value of the net assets of the institutions acquired in purchase transactions. Goodwill is evaluated annually by reporting unit and an impairment loss recorded if indicated. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in Statement of Financial Accounting Standard (“SFAS”) No. 142), with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Fair value is determined by a combination of the Comparable Transaction and Discounted Cash Flow approaches. No impairment charges were required to be recorded in the years ended June 30, 2007, 2006 or 2005. If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined. Separate intangible assets, including core deposit intangibles that are not deemed to have indefinite lives, continue to be amortized over their useful lives, which is estimated to be ten years.

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

Federal and state income taxes have been provided on the basis of reported income or loss. The amounts reflected on the Bank’s tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes. The tax effect of these temporary differences is accounted for as deferred taxes applicable to future periods. Deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The realization of deferred tax assets is assessed and a valuation allowance provided for the full amount which is not more likely than not to be realized.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Other Comprehensive Income

The Company records unrealized gains and losses, net of deferred income taxes, on available for sale securities in accumulated other comprehensive income. Realized gains and losses, if any, are reclassified to non-interest income upon sale of the related securities or upon the recognition of an impairment loss. The Company has elected to report the effects of other comprehensive income in the consolidated statements of stockholders’ equity.

Other comprehensive income also includes amounts recognized in the implementation of SFAS No. 158. This adjustment to other comprehensive income reflects, net of tax, transition obligations, prior service costs and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of SFAS No. 158.

Interest Rate Risk

The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to purchase securities and to make loans secured by real estate. The potential for interest-rate risk exists as a result of the generally shorter duration of interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets. In a rising rate environment, liabilities will re-price faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of the Bank’s assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Net Income per Common Share (“EPS”)

Basic EPS is based on the weighted average number of common shares actually outstanding adjusted for Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released and unvested restricted stock awards. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

The 10,000 shares issued to Kearny MHC in connection with the Company’s reorganization in 2001 were “replaced” with 50,916,250 shares, or 70% of the shares issued in the Company’s initial public offering. This transaction is analogous to a stock split or significant stock dividend, therefore, net income per common share for those shares have been retroactively restated for all periods presented.

Stock Compensation Plans

The Company adopted SFAS No. 123(R) upon approval of the Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan on October 24, 2005, and began to expense the fair value of all options granted over their vesting periods and began to expense the fair value of all share-based compensation granted over the requisite service periods.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Reclassification

Certain amounts as of and for the years ended June 30, 2006 and 2005 have been reclassified to conform to the current year’s presentation.

Restatement

During the quarter ended March 31, 2006, the entire portfolio of government agency notes, which was classified as “held to maturity,” was sold. As a result of this action, the remaining mortgage-backed securities and securities classified as “held to maturity” should have been re-classified as “available for sale.” Due to a misapplication of SFAS No. 115, the reclassification was not done. This error was discovered during the year ended June 30, 2007, and accordingly, the 2006 consolidated financial statements have been restated to correct the error. All mortgage-backed securities and securities are classified as “available for sale” and are reported at fair value instead of at amortized cost, which results in a change in the value of these assets previously reported on the Consolidated Statements of Financial Condition at June 30, 2006. The adjustments made to the consolidated financial statements are non-cash in nature and do not result in changes to the income statements or previously reported total net income for any period.

The following table presents changes to the Consolidated Statement of Financial Condition at June 30, 2006 resulting from the restatement:

	June 30, 2006 (As previously reported)	June 30, 2006 (As restated)
	(In Thousands)
Securities available for sale	$18,346	$222,793
Securities held to maturity	209,048	—
Mortgage-backed securities available for sale	—	670,329
Mortgage-backed securities held to maturity	689,962	—
Other assets	9,203	17,685
Total Assets	2,007,525	1,991,773
Accumulated other comprehensive (loss)	(133)	(15,885)
Total Stockholders’ Equity	490,886	475,134
Total Liabilities and Stockholders’ Equity	2,007,525	1,991,773

Note 2 - Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect FIN 48 will have a material impact on its financial position, results of operations or cash flows.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Recent Accounting Pronouncements (Continued)

In September 2006, the FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial condition, results of operations and cash flows.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The new guidance is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. We are currently evaluating the impact of adopting EITF Issue No. 06-4 on our financial statements.

On September 7, 2006, the FASB’s EITF issued EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting EITF Issue No. 06-5 on our financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company July 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158. The conforming amendments in this FSP were applied upon adoption of SFAS No. 158. Our adoption of FSP FAS 158-1 did not have a material impact on our consolidated financial statements or disclosures.

In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In May 2007, the FASB issued FASB FSP FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48”. FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective July 1, 2007. The Company does not expect FSP FIN 48-1 will have a material impact on its financial position, results of operations or cash flows.

Note 3 – Stock Offering and Stock Repurchase Plans

On June 7, 2004, the Board of Directors of the Company and the Bank adopted a plan of stock issuance pursuant to which the Company subsequently sold common stock representing a minority ownership of the estimated pro forma market value of the Company to eligible depositors of the Bank. On February 23, 2005, the Company completed the minority stock offering in which it sold 21,821,250 shares, valued at $10.00 per share, representing 30% of its outstanding common stock. Kearny MHC (the “MHC”) retained the remaining 70% of the outstanding common stock, or 50,916,250 shares. The MHC is a federally-chartered mutual holding company organized on March 30, 2001, and is subject to regulation by the Office of Thrift Supervision. So long as the MHC is in existence, it will continue to own a majority of the outstanding common stock of the Company. The Office of Thrift Supervision also regulates the Company and the Bank.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Stock Offering and Stock Repurchase Plans (Continued)

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

The minority stock offering resulted in net proceeds of $214.6 million, after expenses of $3.6 million. The Company used 50% of the net proceeds to make a capital contribution to the Bank. The Company also provided a term loan to the Bank’s Employee Stock Ownership Plan (the “ESOP”) to enable it to purchase 1,745,700 shares of the Company’s common stock for the plan.

On November 9, 2005, the Company announced that it received regulatory approval to begin the purchase of up to 1,425,655 shares or approximately 2% of the outstanding shares of its common stock in open market transactions for use in funding the Company’s 2005 Stock Compensation and Incentive Plan previously approved by stockholders. During the year ended June 30, 2006, the Company purchased 1,371,341 shares at a total cost of $18,941,000, or approximately $13.81 per share. During the year ended June 30, 2007, the Company completed its purchase in the open market of 54,314 shares at a total cost of $789,000, or approximately $14.52 per share

On July 18, 2006, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 1,091,063 shares, or 5% of the Company’s outstanding common stock held by persons other than Kearny MHC. This stock repurchase plan commenced in August 2006 after completion of the purchase, to fund awards under the Company’s 2005 Stock Compensation and Incentive Plan as discussed in the previous paragraph. During the year ended June 30, 2007, a total of 1,091,063 shares were purchased under the plan at a cost of $17.4 million, or approximately $15.95 per share.

On January 18, 2007, the Company announced that the Board of Directors authorized an additional stock repurchase plan to acquire up to 1,036,634 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC. During the year ended June 30, 2007, the Company purchased in the open market 516,600 shares at a cost of $7,175,000, or approximately $13.89 per share.

During the year ended June 30, 2007, the federally chartered mutual holding company of the Company, Kearny MHC, waived its right, upon non-objection from the Office of Thrift Supervision, to receive cash dividends of $10,183,000 declared during the year.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Mutual funds	$8,042	$—	$247	$7,795

Trust preferred securities:
After ten years	8,829	139	91	8,877

Government agencies:
After five years but within ten years	925	14	4	935
After ten years	5,938	—	9	5,929

	6,863	14	13	6,864

Obligations of states and political subdivisions:
Within one year	130	1	—	131
After one year but within five years	4,338	3	39	4,302
After five years but within ten years	51,602	41	1,201	50,442
After ten years	10,776	5	323	10,458

	66,846	50	1,563	65,333

	$90,580	$203	$1,914	$88,869

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale (Continued)

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Mutual funds	$7,654	$—	$230	$7,424

Trust preferred securities:
After ten years	10,896	134	108	10,922

Government agencies:
After five years but within ten years	963	38	1	1,000
After ten years	7,773	14	1	7,786

	8,736	52	2	8,786

Obligations of states and political subdivisions:
Within one year	4,339	5	21	4,323
After one year but within five years	17,194	76	430	16,840
After five years but within ten years	120,775	672	3,043	118,404
After ten years	58,004	56	1,966	56,094

	200,312	809	5,460	195,661

	$227,598	$995	$5,800	$222,793

During the years ended June 30, 2007, 2006 and 2005, proceeds from sales of securities available for sale totaled $131,383,000, $256,956,000 and $8,866,000 and resulted in gross gains of $1,342,000, $8,844,000 and $7,705,000 and gross losses of $1,287,000, $7,821,000 and $-0-, respectively. During the years ended June 30, 2007, 2006 and 2005, proceeds from calls of securities available for sale totaled $2,568,000, $-0-, and $-0-, respectively, resulting in no gains or losses. At June 30, 2007, securities available for sale with a carrying value of $11,839,000 are callable within one year.

At June 30, 2007 and 2006, securities available for sale with carrying value of approximately $306,000 and $320,000, respectively, were pledged to secure public funds on deposit.

At June 30, 2007 and 2006, all obligations of states and political subdivisions were guaranteed by insurance policies issued by various insurance companies.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale (Continued)

The age of unrealized losses and fair value of related securities available for sale at June 30, 2007 and 2006 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2007:
Mutual funds	$—	$—	$7,795	$247	$7,795	$247
Trust preferred securities	—	—	4,360	91	4,360	91
Government agencies	5,572	7	677	6	6,249	13
Obligations of states and political subdivisions	632	2	55,762	1,561	56,394	1,563

Total	$6,204	$9	$68,594	$1,905	$74,798	$1,914

June 30, 2006:
Mutual funds	$—	$—	$7,424	$230	$7,424	$230
Trust preferred securities	—	—	4,341	108	4,341	108
Government agencies	—	—	809	2	809	2
Obligations of states and political subdivisions	89,281	2,747	49,700	2,713	138,981	5,460

Total	$89,281	$2,747	$62,274	$3,053	$151,555	$5,800

As of June 30, 2007 and 2006, management has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuer of the securities. Additionally, we have the intent and ability to hold these investments for a time necessary to recover the amortized cost. As of June 30, 2007, there was one mutual fund, two trust preferred securities, seven government agencies and 157 obligations of states and political subdivisions in unrealized loss positions compared to one, two, two and 304, respectively, in unrealized loss positions as of June 30, 2006.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable

	June 30,
	2007	2006
	(In Thousands)
Real estate mortgage	$718,453	$572,933

Commercial business	4,205	3,208

Consumer:
Home equity loans	113,624	93,639
Home equity lines of credit	12,748	12,988
Passbook or certificate	3,250	2,884
Other	1,391	247

	131,013	109,758

Construction	11,360	22,078

Total Loans	865,031	707,977

Unamortized premium (discounts) on purchased loans	623	73
Deferred loan costs and fees, net	888	1,014

	$866,542	$709,064

At June 30, 2007 and 2006, real estate mortgage loans included $559,306,000 and $465,822,000, respectively, of loans secured by one-to-four-family residential properties.

The Bank has granted loans to officers and directors of the Company and its Subsidiaries and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. As of June 30, 2007 and 2006 such loans totaled approximately $4,175,000 and $4,028,000, respectively. During the year ended June 30, 2007, new loans to related parties totaled $925,000, repayments totaled approximately $706,000, and loans to persons no longer associated with the Company totaled approximately $72,000.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable (Continued)

The activity in the allowance for loan losses is as follows:

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)
Balance – beginning	$5,451	$5,416	$5,144
Provisions charged to operations	571	72	68
Loans charged off	—	(42)	(9)
Loans recovered	27	5	213

Balance – ending	$6,049	$5,451	$5,416

At June 30, 2007, 2006 and 2005, nonaccrual loans for which the accrual of interest had been discontinued totaled approximately $1,489,000, $942,000 and $1,922,000, respectively. Had these loans been performing in accordance with their original terms, the interest income recognized for the years ended June 30, 2007, 2006 and 2005, would have been $111,000, $81,000, and $162,000, respectively. Interest income recognized on such loans was $45,000, $9,000, and $69,000, respectively.

There were no impaired loans at the end of June 30, 2007, 2006 or 2005. $-0-, $-0-, and $88,000 was received and recognized for impaired loans during the years ended June 30, 2007, 2006 and 2005, respectively. The average balance of impaired loans impaired during the years ended June 30, 2007, 2006 and 2005 approximated $-0-, $-0-, and $235,000, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Mortgage-Backed Securities Available for Sale

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Government National Mortgage Association	$29,035	$673	$168	$29,540
Federal Home Loan Mortgage Corporation	257,443	385	5,331	252,497
Federal National Mortgage Association	368,645	597	7,500	361,742

	$655,123	$1,655	$12,999	$643,779

	June 30, 2006

Government National Mortgage Association	$42,323	$717	$394	$42,646
Federal Home Loan Mortgage Corporation	264,747	301	9,012	256,036
Federal National Mortgage Association	382,892	253	11,498	371,647

	$689,962	$1,271	$20,904	$670,329

There were no sales of mortgage-backed securities available for sale during the years ended June 30, 2007, 2006 and 2005. At June 30, 2007 and 2006, mortgage-backed securities with carrying value of approximately $2,180,000 and $291,000, respectively, were pledged to secure public funds on deposit.

The age of unrealized losses and fair value of related mortgage-backed securities held to maturity at June 30, 2007 and 2006 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2007	$84,931	$1,137	$402,167	$11,862	$487,098	$12,999

June 30, 2006	$314,766	$8,352	$279,931	$12,552	$594,697	$20,904

As of June 30, 2007 and 2006, management has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, we have the intent and ability to hold these investments for the time necessary to recover the amortized cost. As of June 30, 2007, there were 283 mortgage-backed securities in unrealized loss positions compared to 320 in unrealized loss positions as of June 30, 2006.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 - Premises and Equipment

	June 30,
	2007	2006
	(In Thousands)
Land	$8,968	$8,968
Buildings and improvements	30,515	29,760
Leasehold improvements	517	505
Furnishings and equipment	10,737	10,242

	50,737	49,475
Less accumulated depreciation and amortization	15,368	13,534

	$35,369	$35,941

Note 8 - Interest Receivable

	June 30,
	2007	2006
	(In Thousands)
Loans	$3,884	$3,038
Mortgage—backed securities	3,315	3,267
Investments	829	2,531

	$8,028	$8,836

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 - Goodwill and Other Intangible Assets

	Goodwill	Core Deposit Intangibles
	(In Thousands)
Balance at June 30, 2004	$82,263	$2,200
Amortization	—	(636)

Balance at June 30, 2005	82,263	1,564
Amortization	—	(636)

Balance at June 30, 2006	82,263	928
Amortization	—	(636)

Balance at June 30, 2007	$82,263	$292

The gross carrying amount of core deposit intangibles was $5,987,000 at both June 30, 2007 and 2006, while accumulated amortization totaled $5,695,000 and $5,059,000 at June 30, 2007 and 2006, respectively. Amortization is expected to total $241,000 in the year ending June 30, 2008, $43,000 in the year ending June 30, 2009, and $8,000 in the year ending June 30, 2010.

Note 10 - Deposits

	June 30,
	2007		2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)
Non-interest bearing demand	$56,339	—%	$61,080	—%
Interest-bearing demand	149,003	2.02	122,129	1.56
Savings and club	318,311	1.09	377,431	1.15
Certificates of deposit	888,060	4.55	883,098	3.83

	$1,411,713	3.32%	$1,443,738	2.78%

Certificates of deposit with balances of $100,000 or more at June 30, 2007 and 2006, totaled approximately $225,737,000 and $205,955,000, respectively. Generally, deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 - Deposits (Continued)

A summary of certificates of deposit by maturity follows:

	June 30,
	2007	2006
	(In Thousands)
One year or less	$743,656	$658,218
After one to two years	102,245	179,609
After two to three years	25,103	20,481
After three to four years	5,880	17,875
After four to five years	11,082	6,826
After five years	94	89
	$888,060	$883,098

Interest expense on deposits consists of the following:

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)
Demand	$2,612	$931	$752
Savings and clubs	3,740	5,065	5,422
Certificates of deposits	40,999	29,073	20,358

	$47,351	$35,069	$26,532

Note 11 - Advances from FHLB

Fixed rate advances from the Federal Home Loan Bank (“FHLB”) of New York mature as follows:

	June 30,
	2007		2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars In Thousands)
Twelve months ending June 30:
2007	$—	—%	$5,618	5.91%
2008	10,488	5.61%	37,487	5.41%
2009	8,000	5.47%	8,000	5.47%
2010	—	—%	—	—%
2011	10,000	5.40%	10,000	5.40%

	$28,488	5.50%	$61,105	5.46%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 - Advances from FHLB (Continued)

At June 30, 2007, of the $18,000,000 in advances due after one year, $15,000,000 are callable, all of which are callable within one year.

FHLB advances at June 30, 2007 and 2006 are collateralized by the FHLB capital stock owned by the Bank and mortgage-backed securities available for sale with carrying values totaling approximately $85,374,000 and $101,086,000, respectively.

Note 12 - Benefit Plans

Employee Stock Ownership Plan

Effective upon completion of the Company’s initial public offering in February 2005, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees who complete a twelve-month period of employment with the Bank, have attained the age of 21 and complete at least 1,000 hours of service in a plan year. The ESOP used $17,457,000 in proceeds from a term loan obtained from the Company to purchase 1,745,700 shares of Company common stock. Effective October 1, 2006 an addendum to the ESOP promissory note changed the payments from monthly to quarterly. As a result, the remaining term loan principal is payable over 42 equal installments through March 31, 2017. The interest rate on the term loan is 5.50%. Each year, the Bank intends to make discretionary contributions to the ESOP, which will be equal to principal and interest payments required on the term loan. The Bank may substitute dividends paid, if any, on the Company common stock held by the ESOP for discretionary contributions.

Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants. Contributions to the ESOP and shares released from the suspense account are to be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.

The ESOP is accounted for in accordance with Statement of Position 93-6, “Accounting for Employee Stock Ownership Plans,” which was issued by the American Institute of Certified Public Accountants. Accordingly, ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, 12,123 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $2,171,000, $1,867,000 and $531,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Employee Stock Ownership Plan (Continued)

At June 30, 2007 and 2006, the ESOP shares were as follows:

	June 30,
	2007	2006
Allocated shares	253,356	110,202
Distribution of shares due to employee resignations/terminations	1,890	—
Shares committed to be released	84,198	83,766
Unearned shares	1,406,256	1,551,732
Total ESOP Shares	1,745,700	1,745,700
Fair value of unearned shares	$18,956,331	$22,965,634

Employee Stock Ownership Plan Benefit Equalization Plan (“ESOP BEP”)

The Bank has a non-qualified plan to compensate senior officers of the bank who participate in the Bank’s ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code. The ESOP BEP expense was approximately $54,000, $76,000 and $-0- for the years ended June 30, 2007, 2006 and 2005, respectively. The liability totaled approximately $28,000 and $25,000 at June 30, 2007 and 2006, respectively.

Thrift Plan

The Bank sponsors the Employees’ Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees may elect to save up to 20% of their compensation. The Bank will contribute a matching contribution up to 3% of the employee annual compensation. The Plan expense amounted to approximately $320,000, $330,000, and $281,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Retirement Plan

The Bank has a non-contributory multiple-employer pension plan covering all eligible employees. Significant actuarial assumptions include the projected unit credit cost valuation method and an annual investment rate of 7.75%, 7.75%, and 8.25%, for the years ended June 30, 2007, 2006 and 2005, respectively. At the date of latest plan review, the net assets available for plan benefits exceeded the actuarial present value of accumulated plan benefits. Data for the actuarial present value of accumulated vested and non-vested benefits is not determinable for this multiple-employer retirement plan. During the years ended June 30, 2007, 2006 and 2005, total pension plan expense and contributions to the plan were approximately $2,244,000, $2,177,000, and $2,538,000, respectively.

On April 16, 2007, the Board of Directors of the Bank approved, effective July 1, 2007, “freezing” all future benefit accruals under the Bank’s defined benefit pension plan. This action is intended to provide the Bank with additional flexibility in managing the costs associated with the benefit plans provided to its employees while still preserving all retirement plan participants’ earned and vested benefits.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Benefit Equalization Plan (“BEP”)

The Bank has an unfunded non-qualified plan to compensate senior officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the Internal Revenue Code. There were approximately $61,000, $59,000 and $59,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2007, 2006 and 2005, respectively. The valuation measurement date was June 30 for 2007 and 2006.

The following table sets forth the BEP’s funded status and components of net periodic pension cost:

	June 30,
	2007	2006
	(In Thousands)
Change in benefit obligation:
Benefit obligation - beginning	$2,888	$1,949
Service cost	69	59
Interest cost	180	176
Actuarial loss	21	421
Benefit payments	(61)	(59)
Increase due to the decrease in the discount rate	—	342

Benefit obligation - ending	$3,097	$2,888
Change in plan assets:
Fair value of assets - beginning	$—	$—
Settlements	(61)	(59)
Contributions	61	59

Fair value of assets - ending	$—	$—
Reconciliation of funded status:
Accumulated benefit obligation	$(2,233)	$(1,850)

Projected benefit obligation	$(3,097)	$(2,888)
Fair value of assets	—	—

Funded status	(3,097)	(2,888)
Unrecognized prior service cost	—	(47)
Unrecognized net actuarial loss	—	1,493

Accrued pension cost included in other liabilities	$(3,097)	$(1,442)

Value assumptions:
Discount rate	6.25%	6.25%
Salary increase rate	5.50%	5.50%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Benefit Equalization Plan (“BEP”) (Continued)

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)
Net periodic pension expense:
Service cost	$69	$59	$42
Interest cost	180	176	135
Amortization of unrecognized past service costs	(12)	(12)	8
Amortization of unrecognized net actuarial loss	204	182	122

	$441	$405	$307

Valuation assumptions:
Discount rate	6.25%	6.25%	7.50%
Salary increase rate	5.50%	5.50%	5.50%

It is estimated that contributions of approximately $94,000 will be made during the year ending June 30, 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2008	$94,000
2009	131,000
2010	160,000
2011	178,000
2012-2016	1,953,000

On April 16, 2007, the Board of Directors of the Bank approved, effective July 1, 2007, “freezing” all future benefit accruals under the BEP related to the Bank’s defined benefit pension plan. This action is intended to provide the Bank with additional flexibility in managing the costs associated with the benefit plans provided to its employees while still preserving all retirement plan participants’ earned and vested benefits.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Postretirement Welfare Plan

The Bank has a postretirement group term life insurance plan covering all eligible employees. The benefits are based on age and years of service. The plan is unfunded. During the years ended June 30, 2007, 2006 and 2005, contributions and benefits paid totaled $4,000, $5,000, and $7,000, respectively. The valuation measurement date was April 1 for 2007 and 2006.

The following table sets forth the accrued accumulated postretirement benefit obligation and the net periodic postretirement benefit cost:

	June 30,
	2007	2006
	(In Thousands)
Change in benefit obligation:
Benefit obligation - beginning	$464	$451
Service cost	31	25
Interest cost	28	25
Actuarial (gain) loss	16	(32)
Premiums/claims paid	(4)	(5)

Benefit obligation - ending	$535	$464

Change in plan assets:
Fair value of assets - beginning	$—	$—
Premiums/claims paid	(4)	(5)
Contributions	4	5

Fair value of assets - ending	$—	$—
Reconciliation of funded status:
Accumulated benefit obligation	$(535)	$(464)
Fair value of assets	—	—

Funded status	(535)	(464)
Unrecognized net actuarial gain	—	(38)
Unrecognized prior service cost	—	54

Accrued postretirement benefit cost included in other liabilities	$(535)	$(448)

Value assumptions:
Discount rate	6.38%	6.25%
Salary increase rate	3.75%	3.25%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Postretirement Welfare Plan (Continued)

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)
Net periodic postretirement benefit cost:
Service cost	$31	$25	$20
Interest cost	28	25	27
Amortization of unrecognized past service liability	10	10	11

	$69	$60	$58

Valuation assumptions:
Discount rate	6.25%	5.63%	6.63%
Salary increase rate	3.25%	3.00%	4.00%

It is estimated that contributions of approximately $8,000 will be made during the year ending June 30, 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be  paid:

2008	$8,000
2009	11,000
2010	13,000
2011	15,000
2012	16,000
2013-2017	91,000

Directors’ Consultation and Retirement Plan (“DCRP”)

The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director. During each of the years ended June 30, 2007, 2006 and 2005, contributions and benefits paid totaled $89,000. The valuation measurement date was April 1 for 2007 and 2006.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Directors’ Consultation and Retirement Plan (“DCRP”) (Continued)

The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2007	2006
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,253	$2,149
Service cost	135	128
Interest cost	136	116
Actuarial gain	(185)	(51)
Annuity payments	(89)	(89)
Plan amendments	—	—

Projected benefit obligation - ending	$2,250	$2,253

Change in plan assets:
Fair value of assets - beginning	$—	$—
Settlements	(89)	(89)
Contributions	89	89

Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Accumulated benefit obligation	$(2,035)	$(1,965)

Projected benefit obligation	$(2,250)	$(2,253)
Fair value of assets	—	—

Funded status	(2,250)	(2,253)
Unrecognized transition obligation	—	132
Unrealized net actuarial (gain) loss	—	98
Unrecognized prior service cost	—	583

Accrued cost included in other liabilities	$(2,250)	$(1,440)

Value assumptions:
Discount rate	6.38%	6.25%
Fee increase rate	3.75%	3.25%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Directors’ Consultation and Retirement Plan (“DCRP”) (Continued)

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)
Net periodic plan cost:
Service cost	$135	$128	$86
Interest cost	138	116	99
Amortization of unrecognized transition obligation	44	44	44
Amortization of unrecognized past service liability	61	61	33

	$378	$349	$262

Valuation assumptions:
Discount rate	6.25%	5.63%	6.63%
Fee increase rate	3.25%	3.00%	4.00%

It is estimated that contributions of approximately $188,000 will be made during the year ending June 30, 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2008	$188,000
2009	194,000
2010	206,000
2011	216,000
2012	229,000
2013-2017	1,036,000

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Adoption of SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an Amendment of FASB Nos. 87, 88, 106 and 132R. SFAS No. 158 requires two major changes to accounting for defined benefit and postretirement plans, with two different effective dates. The first requirement of SFAS No. 158, which the Company adopted as of June 30, 2007 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability, respectively, in the consolidated statement of financial condition, with changes in the funded status recorded through other comprehensive income in the year in which those changes occur. The second requirement of SFAS No. 158, which is effective for the Company as of June 30, 2008, requires that the funded status be measured as of the entity’s fiscal year-end rather than as of an earlier date currently permitted. The Company currently uses a measurement date of June 30 for the Benefit Equalization Plan and April 1for the Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan.

SFAS No. 158 affects the Company’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan. The following table summarizes the impact of the adoption of SFAS No. 158 on individual line items in the consolidated statement of financial condition:

	June 30, 2007
	Before Adoption of SFAS No. 158	Impact of SFAS No. 158 Adoption	After Adoption of SFAS No. 158
	(In Thousands)

Other assets	$15,068	$727	$15,795
Total assets	1,916,526	727	1,917,253
Other liabilities	7,180	1,820	9,000
Total liabilities	1,452,841	1,820	1,454,661
Accumulated other comprehensive (loss)	(8,111)	(1,093)	(9,204)
Total stockholders’ equity	463,685	(1,093)	462,592

Stock Compensation Plans

The Company has two stock-related compensation plans: stock options and restricted stock awards. At the annual meeting held on October 24, 2005, stockholders of the Company approved the Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan. The plan authorizes the award of up to 3,564,137 shares as stock options and 1,425,655 shares as restricted stock awards. On October 24, 2005, non-employee directors received in aggregate 1,069,240 options with an exercise price of $11.55 and 427,696 shares of restricted stock. On December 5, 2005, certain officers of the Company and Bank received in aggregate 2,305,000 options with an exercise price of $12.71 and 910,000 shares of restricted stock. The Company adopted SFAS No. 123(R) upon approval of the Plan, and began to expense the fair value of all options over their vesting periods and began to expense the fair value of all share-based compensation granted over the requisite service periods.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Stock Compensation Plans (Continued)

SFAS No. 123(R) also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense (which was $434,000 for the twelve months ended June 30, 2007). In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees within salaries and employee benefits to correspond with the same line item as the cash compensation paid to employees. The Company classified share-based compensation for non- employee directors within directors’ compensation to correspond with the same line item as the cash compensation paid to non-employee directors.

Employee options and non-employee director options generally vest over a five-year service period. Management estimated the fair values relating to all of the fiscal 2006 option grants using the Black-Sholes option-pricing model. Since there is no historical information on the volatility of the Company’s stock, management based expectations about future volatility on the average volatilities of similar entities for an appropriate period following their initial public offering. Thus, calculations to determine the stock volatility of mutual holding companies converted since 1995, and a subset of the first group, all mutual holding companies that converted after 2000, were used to derive the one and three-year Beta for purposes of identifying a reasonable volatility factor. Management estimated the expected life of the options assuming that they must be no less than the vesting period, five years, and no greater than their contractual life, ten years, in conjunction with an evaluation of the grantees’ ages and lengths of service. The 10-year Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. Management recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. The weighted-average grant-date fair value of options granted during the year ended June 30, 2006 was $2.95. There were no options granted during the year ended June 30, 2007.

Management used the following assumptions to estimate the fair values of options granted:

	Year Ended June 30,
	2007	2006

Weighted average risk-free interest rate	—	4.53%
Expected dividend yield	—	1.62%
Weighted average volatility factor of the expected market price of
the Company’s common stock	—	18.00%
Weighted average expected life of the options	—	6.50	years

Restricted shares generally vest in full after five years. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted shares under the Company’s restricted stock plans. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period of five years. The weighted-average grant-date fair value of restricted stock awards during the year ended June 30, 2006 was $12.34. There were no restricted stock awards during the year ended June 30, 2007.

During the years ended June 30, 2007 and 2006, the Company recorded $5.1 million and $3.2 million of share-based compensation expense, comprised of stock option expense of $1.9 million and $1.2 million and restricted stock expense of $3.2 million and $2.0 million, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Stock Compensation Plans (Continued)

During the years ended June 30, 2007 and 2006, the income tax benefit attributed to non-qualified stock options expense was approximately $532,000 and $348,000, and attributed to restricted stock expense was approximately $1.3 million and $821,000, respectively.

The following is a summary of the Company’s stock option activity and related information for its option plans for the year ended June 30, 2007:

	Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
	(In Thousands)
Outstanding at June 30, 2006	3,374	$12.34	9.4	years	$8,292
Granted	—	—
Exercised	(13)	$12.71			$28
Forfeited	(112)	$12.71

Outstanding at June 30, 2007	3,249	$12.33	8.4	years	$3,742

Exercisable at June 30, 2007	661	$12.33	8.4	years	$757

Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. As of June 30, 2007, the Company has 1,594,163 shares of treasury stock. During the year ended June 30, 2007, the Company received cash from exercised vested options totaling $172,000.

The following is a summary of the status of the Company’s unexercisable options as of June 30, 2007 and changes during the year ended June 30, 2007:

	Options	Weighted Average Grant Date Fair Value
	(In Thousands)
Unexercisable at June 30, 2006	3,374	$2.95
Granted	—	—
Vested	(675)	$2.95
Forfeited	(112)	$3.08

Unexercisable at June 30, 2007	2,587	$2.95

During the year ended June 30, 2007, the total fair value of options that vested during the year was $11.0 million. No options vested during the year ended June 30, 2006. Expected future compensation expense

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Stock Compensation Plans (Continued)

relating to the 2.6 million unexercisable options outstanding as of June 30, 2007 is $6.5 million over a weighted average period of 3.4 years. As of June 30, 2007, there were 301,897 shares remaining available for future option grants under the plan.

The following is a summary of the status of the Company’s restricted share awards as of June 30, 2007 and changes during the year ended June 30, 2007:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(In Thousands)

Non-vested at June 30, 2006	1,338	$12.34
Granted	—	—
Vested	(268)	$12.34
Forfeited	(68)	$12.71

Non-vested at June 30, 2007	1,002	$12.31

During the year ended June 30, 2007, the total fair value of restricted shares that vested during the year was $4.4 million. No restricted shares vested during the year ended June 30, 2006. Expected future compensation expense relating to the 1.0 million non-vested restricted shares at June 30, 2007 is $10.5 million over a weighted average period of 3.4 years. As of June 30, 2007, there were 155,959 shares remaining available for future restricted stock grants under the plan.

Note 13 - Stockholders’ Equity and Regulatory Capital

The Office of Thrift Supervision (the “OTS”) imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends. A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least thirty days before making a capital distribution. A savings institution must file an application for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the OTS; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OTS or applicable regulations.

In December 2006, the Bank received approval from the OTS for a $15.0 million capital distribution to the Company. The cash dividend was paid in January 2007. In June 2007, the Bank applied to the OTS for approval to distribute an additional $19.0 million to the Company.

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary –

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Stockholders’ Equity and Regulatory Capital (Continued)

actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted total assets (as defined). The following tables present a reconciliation of capital per accounting principles generally accepted in the United States of America (“GAAP”) and regulatory capital and information as to the Bank’s capital levels at the dates presented:

	June 30,
	2007	2006
	(In Thousands)
GAAP capital:
Consolidated capital	$462,592	$475,134
Less: Unconsolidated capital of the Company	(28,698)	(38,948)

Bank capital	433,894	436,186

Less: Unrealized loss on securities	8,111	15,885
Adjustment to initially apply FASB Statement No. 158	1,093	—
Goodwill	(82,263)	(82,263)
Intangible assets	(292)	(928)

Add: Unrealized loss on equity securities	(149)	(136)

Core and tangible capital	360,394	368,744

Add: General valuation allowance	6,049	5,451

Total Regulatory Capital	$366,443	$374,195

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Stockholders’ Equity and Regulatory Capital (Continued)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2007:
Total capital (to risk-weighted assets)	$366,443	44.44%	$65,962	8.00%	$82,453	10.00%
Tier 1 capital (to risk-weighted assets)	360,394	43.71	—	—	49,472	6.00
Core (Tier 1) capital (to adjusted total assets	360,394	19.70	73,164	4.00	91,455	5.00
Tangible capital (to adjusted total assets)	360,394	19.70	27,436	1.50	—	—

As of June 30, 2006 (Restated):
Total capital (to risk-weighted assets)	$374,195	48.89%	$61,235	8.00%	$76,544	10.00%
Tier 1 capital (to risk-weighted assets)	368,744	48.17	—	—	45,926	6.00
Core (Tier 1) capital (to adjusted total assets	368,744	19.41	56,997	3.00	94,995	5.00
Tangible capital (to adjusted total assets)	368,744	19.41	28,499	1.50	—	—

On April 30, 2007, the most recent notification from the OTS, the Bank was categorized as well capitalized as of December 31, 2006, under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code (the “IRC”). Retained earnings at June 30, 2007, includes approximately $30.5 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided. If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are as follows:

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)
Current tax expense:
Federal income	$880	$2,061	$6,125
State income	962	1,077	1,226

	1,842	3,138	7,351

Deferred tax (benefit):
Federal income	(1,410)	(756)	325
State income	(2,174)	(606)	18

	(3,584)	(1,362)	343

Valuation allowance	1,963	501	—

	$221	$2,277	$7,694

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Income Taxes (Continued)

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate of 34% to income before income taxes for the year ended June 30, 2007 and 35% to the years ended June 30, 2006 and 2005:

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)

Federal income tax expense	$733	$4,160	$9,307
Increases (reductions) in income taxes resulting from:
Tax exempt interest	(1,384)	(2,401)	(2,223)
New Jersey state tax, net of federal income tax effect	(1,467)	131	809
ESOP market value adjustment	243	150	16
Qualified stock options compensation expense	208	126	—
Income from BOLI	(179)	(161)	(51)
Other items, net	104	(229)	(164)

	(1,742)	1,776	7,694

Valuation allowance	1,963	501	—

Total income tax expense	$221	$2,277	$7,694

Effective income tax rate	10.26%	19.16%	28.93%

The effective income tax rate represents total income tax expense divided by income before income taxes.

At June 30, 2007, the Company (on a consolidated basis) had a net operating loss carryforward of approximately $642,000 expiring in 2027 for federal income tax purposes and the Bank (on an unconsolidated basis) had a net operating loss carryforward of approximately $24,622,000 expiring in the years 2013 through 2014 for state income tax purposes.

The Company established a valuation allowance for the state alternative minimum assessment and the benefit to be derived from utilization of the state net operating loss carryforward for the year ended June 30, 2006 and the benefit to be derived from utilization of the state net operating loss carryforward for the year ended June 30, 2007 which is not more likely than not to be realized.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Income Taxes (Continued)

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2007	2006
	(In Thousands)
Deferred income tax assets:
Unrealized loss on securities available for sale	$4,944	$8,553
Underfunded status of defined benefit plans	727	—
Allowance for loan losses	2,416	2,227
Benefit plans	2,069	1,470
Compensation	230	186
Stock based compensation	1,625	1,130
Alternative minimum tax	945	464
Net operating loss carryforward	2,434	253
Other	71	81

	15,461	14,364

Valuation allowance	(2,464)	(501)

	12,997	13,863
Deferred income tax liabilities:
Depreciation	394	537
Goodwill	931	392
Other	70	71

	1,395	1,000

Net deferred income tax assets	$11,602	$12,863

Note 15 - Commitments

The Bank has non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2007:

Year Ended June 30:
2008	$384,000
2009	347,000
2010	332,000
2011	329,000
2012	123,000
Thereafter	1,772,000
Total Minimum Payments Required	$3,287,000

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Commitments (Continued)

The following schedule shows the composition of total rental expense for all operating leases:

	June 30,
	2007	2006	2005
	(In Thousands)
Minimum rentals	$364,000	$353,000	$372,000
Rental income	—	(40,000)	(45,000)

	$364,000	$313,000	$327,000

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The outstanding loan commitments are as follows:

	June 30,
	2007	2006
	(In Thousands)
Mortgage loans	$64,730	$37,698
Home equity loans	6,145	2,819
Construction loans	10,132	3,907
Construction loans in process	5,076	11,368
Undisbursed funds from approved lines of credit	26,198	25,556
Commercial line of credit	70	—

	$112,351	$81,348

At June 30, 2007, the outstanding mortgage loan commitments include $62,596,000 for fixed rate loans with interest rates ranging from 5.25% to 7.15% and $2,134,000 for adjustable rate loans with initial rates ranging from 5.375% to 5.875%. Home equity loan commitments include $4,565,000 for fixed rate loans with interest rates ranging from 5.625% to 6.625% and $1,580,000 for adjustable rate loans with an initial rate of 7.00%. Construction loan commitments are for loans with interest rates ranging from 1.25% below to 1.00% above the prime rate published in the Wall Street Journal. One construction loan commitment for $1,410,000 is fixed at 8.75%. Undisbursed funds from approved lines of credit are adjustable rate loans with interest rates ranging from 1.00% below to 2.00% above the prime rate published in the Wall Street Journal.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Commitments (Continued)

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the counterparty.

The Bank has established an overnight line of credit and companion (DRA) commitment, each in the amount of $100,000,000, with the Federal Home Loan Bank of New York, which expire on July 31, 2007. As of June 30, 2007, no funds were drawn against these credit lines.

At June 30, 2007, the Bank has commitments for building improvements in the amount of $22,000. In addition, the Bank also has, in the normal course of business, commitments for servicers and supplies. Management does not anticipate losses on any of these transactions.

The Company and subsidiaries are also party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the consolidated financial position of the Company.

Note 16 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents, Interest Receivable and Interest Payable

The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities Available for Sale and Mortgage-Backed Securities Available for Sale

The fair values for securities available for sale and mortgage-backed securities available for sale are based on quoted market prices when available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable

The fair value of loans receivable is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Fair Value of Financial Instruments (Continued)

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

Commitments

The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loans commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 15.

The carrying amounts and estimated fair values of financial instruments are as follows:

	June 30,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$163,341	$163,341	$230,279	$230,279
Securities available for sale	88,869	88,869	222,793	222,793
Loans receivable	860,493	831,043	703,613	664,672
Mortgage-backed securities available for sale	643,779	643,779	670,329	670,329
Interest receivable	8,028	8,028	8,836	8,836

Financial liabilities:
Deposits (A)	1,411,713	1,410,586	1,443,738	1,439,141
Advances from FHLB	28,488	28,474	61,105	61,073
Interest payable on advances	150	150	445	445

(A) Includes accrued interest payable on deposits

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Fair Value of Financial Instruments (Continued)

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

Note 17 – Comprehensive Income

The components of accumulated other comprehensive (loss) included in stockholders’ equity are as follows:

	Years Ended June 30,
	2007	2006
	(In Thousands)
Net unrealized (loss) on securities available for sale	$(13,055)	$(24,438)
Tax effect	4,944	8,553

Net of tax amount	(8,111)	(15,885)

Adjustments to initially apply SFAS No. 158	(1,820)	—
Tax effect	727	—

Net of tax amount	(1,093)	—

Accumulated other comprehensive (loss)	$(9,204)	$(15,885)

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 - Parent Only Financial Information

Kearny Financial Corp. operates its wholly owned subsidiaries, Kearny Financial Securities, Inc. and Kearny Federal Savings Bank and its wholly-owned subsidiaries. The consolidated earnings of the subsidiaries are recognized by the Company using equity method of accounting. Accordingly, the consolidated earnings of the subsidiaries are recorded as increase in the Company’s investment in the subsidiaries. The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as June 30, 2007 and 2006, and for each of the years in the three-year period ended June 30, 2007.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2007	2006
	(In Thousands)
Assets
Cash and amounts due from depository institutions	$9,534	$22,535
ESOP loan receivable	14,994	15,796
Accrued interest receivable	69	72
Investment in subsidiaries	433,907	436,193
Due from subsidiaries	5,040	2,241
Other assets	301	225

	$463,845	$492,814

Liabilities and Stockholders’ Equity
Other liabilities	$1,253	$1,928
Stockholders’ equity	462,592	475,134

	$463,845	$477,062

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 - Parent Only Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)
Dividends from subsidiary	$15,000	$—	$—
Interest income	1,631	2,702	1,723
Gain on sale of securities available for sale	—	—	71
Loss on sale of real estate owned	—	(35)	—
Equity in undistributed earnings of subsidiaries	(13,525)	8,639	17,988

	3,106	11,306	19,782

Directors’ compensation	130	188	125
Other expenses	728	844	126

	858	1,032	251

Income before Income Taxes	2,248	10,274	19,531

Income tax expense	314	666	633

Net income	$1,934	$9,608	$18,898

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)
Cash Flows from Operating Activities
Net income	$1,934	$9,608	$18,898
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of the subsidiaries	13,525	(8,639)	(17,988)
Realized gain on sale of securities available for sale	—	—	(71)
Realized loss on sale of real estate owned	—	35	—
Increase (decrease) in accrued interest receivable	4	7	(76)
Decrease (increase) in intercompany accounts	377	(9)	—
(Increase) decrease in other assets	(76)	(84)	63
(Decrease) increase in other liabilities	(669)	919	(932)

Net Cash Provided by (Used in) Operating Activities	15,095	1,837	(106)

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 - Parent Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)
Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	$—	$—	$1,115
Proceeds from sale of real estate owned	—	65	—
Loan to ESOP	—	—	(17,457)
Repayment of loan to ESOP	802	1,402	259
Cash dividends paid on unallocated ESOP shares used to repay loan receivable from Bank	—	(326)	—
Capital contributions to subsidiaries	(10)	(50,015)	(107,307)

Net Cash Provided by (Used in) Investing Activities	792	(48,874)	(123,390)
Cash Flows from Financing Activities
Proceeds from issuance of common stock of Kearny Financial Corp.	—	—	214,567
Refund of common stock offering expense	—	3	—
Dividends paid to minority stockholders of Kearny Financial Corp.	(3,698)	(3,795)	—
Purchase of common stock of Kearny Financial Corp. for treasury	(24,573)	(2,268)	—
Treasury stock reissued	172	—	—
Purchase of common stock of Kearny Financial Corp. for restricted stock plan	(789)	(16,673)	—

Net Cash Provided by (Used in) Financing Activities	(28,888)	(22,733)	214,567

Net Increase (Decrease) in Cash and Cash Equivalents	(13,001)	(69,770)	91,071

Cash and Cash Equivalents - Beginning	22,535	92,305	1,234

Cash and Cash Equivalents - Ending	$9,534	$22,535	$92,305
Supplementary Disclosure of Noncash Transactions
Cash dividend declared	$936	$942	$—

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Net Income per Common Share (EPS)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Year Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)
Net income	$1,934

Basic earnings per share, income available to common stockholders	$1,934	69,242	$0.03

Effect of dilutive securities:
Stock options	—	92
Restricted stock awards	—	247

	$1,934	69,581	$0.03

	Year Ended June 30, 2006
Net income	$9,608

Basic earnings per share, income available to common stockholders	$9,608	70,904	$0.14

Effect of dilutive securities:
Stock options	—	—
Restricted stock awards	—	78

	$9,608	70,982	$0.14

	Year Ended June 30, 2005
Net income	$18,898

Basic earnings per share, income available to common stockholders	$18,898	57,963	$0.33

Effect of dilutive securities:
Stock options	—	—
Restricted stock awards	—	—

	$18,898	57,963	$0.33

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 - Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2007 and 2006:

	Year Ended June 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)

Interest income	$23,284	$24,087	$24,158	$24,032
Interest expense	11,596	12,903	12,904	13,065

Net Interest Income	11,688	11,184	11,254	10,967

Provision for loan losses	158	119	101	193

Net Interest Income after Provision for Loan Losses	11,530	11,065	11,153	10,774

Non-interest income	568	772	483	666
Non-interest expenses	11,096	11,201	11,302	11,257

Income before Income Taxes	1,002	636	334	183

Income taxes	76	89	92	(36)

Net Income	$926	$547	$242	$219

Net income per common share:
Basic	$0.01	$0.01	$0.00	$0.00

Diluted	$0.01	$0.01	$0.00	$0.00

Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 - Quarterly Results of Operations (Unaudited) (Continued)

	Year Ended June 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except per Share Data)

Interest income	$21,971	$21,995	$22,456	$22,901
Interest expense	9,158	9,507	9,764	10,216

Net Interest Income	12,813	12,488	12,692	12,685

Provision for loan losses	75	64	106	(173)

Net Interest Income after Provision for Loan Losses	12,738	12,424	12,586	12,858

Non-interest income	593	617	1,529	586
Non-interest expenses	9,378	10,138	11,419	11,111

Income before Income Taxes	3,953	2,903	2,696	2,333

Income taxes	989	577	250	461

Net Income	$2,964	$2,326	$2,446	$1,872

Net income per common share:
Basic	$0.04	$0.03	$0.03	$0.03

Diluted	$0.04	$0.03	$0.03	$0.03

Dividends declared per common share	$0.09	$0.05	$0.05	$0.05

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEARNY FINANCIAL CORP.
Dated: September 4, 2007		/s/ John N. Hopkins
	By:	John N. Hopkins President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on September 4, 2007 on behalf of the Registrant and in the capacities indicated.

/s/ John N. Hopkins		/s/ William C. Ledgerwood
John N. Hopkins President and Chief Executive Officer (Principal Executive Officer)		William C. Ledgerwood Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Theodore J. Aanensen		/s/ John J. Mazur, Jr.
Theodore J. Aanensen Director		John J. Mazur, Jr. Director
/s/ Joseph P. Mazza		/s/ Mathew T. McClane
Joseph P. Mazza Director		Mathew T. McClane Director
/s/ John F. McGovern		/s/ Leopold W. Montanaro
John F. McGovern Director		Leopold W. Montanaro Director
/s/ Henry S. Parow		/s/ John F. Regan
Henry S. Parow Director		John F. Regan Director