Form 10-Q
period 2007-09-30
Kearny Financial Corp.
filed 2007-11-09
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

(Mark One)

X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES		22-3803741
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)

120 Passaic Ave., Fairfield, New Jersey		07004-3510
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code		973-244-4500

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 1, 2007.

$0.10 par value common stock - 71,113,937 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at September 30, 2007 and June 30, 2007 (Unaudited)	1

Consolidated Statements of Income for the Three Months
	Ended September 30, 2007 and 2006 (Unaudited)	2-3

Consolidated Statements of Changes in Stockholders’ Equity for the Three
	Months Ended September 30, 2007 and 2006 (Unaudited)	4-5

Consolidated Statements of Cash Flows for the Three
	Months Ended September 30, 2007 and 2006 (Unaudited)	6-7

	Notes to Consolidated Financial Statements	8-12

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	13-21

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	22-23

Item 4:	Controls and Procedures	24

PART II - OTHER INFORMATION		25-27

SIGNATURES		28

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share Data, Unaudited)

	September 30,	June 30,
	2007	2007
Assets

Cash and amounts due from depository institutions	$20,853	$18,999
Interest-bearing deposits in other banks	111,709	144,342

Cash and Cash Equivalents	132,562	163,341

Securities available for sale (amortized cost $47,201 and $90,580)	45,940	88,869
Loans receivable, including net deferred loan costs of $1,061 and $1,511	936,385	866,542
Less allowance for loan losses	(6,143)	(6,049)

Net Loans Receivable	930,242	860,493

Mortgage-backed securities available for sale (amortized cost $683,922 and $655,123)	679,837	643,779
Premises and equipment	34,959	35,369
Federal Home Loan Bank of New York (“FHLB”) stock	8,655	4,162
Interest receivable	8,368	8,028
Goodwill	82,263	82,263
Bank owned life insurance	15,289	15,154
Other assets	12,356	15,795

Total Assets	$1,950,471	$1,917,253

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$54,916	$56,339
Interest-bearing	1,283,349	1,355,374

Total Deposits	1,338,265	1,411,713

Advances from FHLB	128,328	28,488
Advance payments by borrowers for taxes	5,156	5,460
Other liabilities	9,544	9,000

Total Liabilities	1,481,293	1,454,661

Stockholders’ Equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares issued; 71,113,937 and 71,143,337 shares outstanding, respectively	7,274	7,274
Paid-in capital	199,335	197,976
Retained earnings	305,066	304,970
Unearned Employee Stock Ownership Plan shares; 1,369,889 shares and 1,406,258 shares, respectively	(13,699)	(14,063)
Treasury stock, at cost; 1,623,563 shares and 1,594,163 shares, respectively	(24,754)	(24,361)
Accumulated other comprehensive loss	(4,044)	(9,204)

Total Stockholders’ Equity	469,178	462,592

Total Liabilities and Stockholders’ Equity	$1,950,471	$1,917,253

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended September 30,
	2007	2006

Interest Income:
Loans	$13,171	$10,311
Mortgage-backed securities	8,203	8,021
Securities:
Taxable	352	400
Tax-exempt	549	1,885
Other interest-earning assets	1,138	2,667

Total Interest Income	23,413	23,284

Interest Expense:
Deposits	11,250	10,745
Borrowings	791	851

Total Interest Expense	12,041	11,596

Net Interest Income	11,372	11,688

Provision for Loan Losses	94	158

Net Interest Income after Provision for Loan Losses	11,278	11,530

Non-Interest Income:
Fees and service charges	335	228
Gain on sale of securities available for sale	7	—
Miscellaneous	370	340

Total Non-Interest Income	712	568

Non-interest expenses:
Salaries and employee benefits	6,323	6,807
Net occupancy expense of premises	890	858
Equipment	1,036	1,076
Advertising	251	393
Federal insurance premium	141	142
Amortization of intangible assets	159	159
Directors’ compensation	560	657
Miscellaneous	1,001	1,004

Total Non-Interest Expenses	10,361	11,096

Income before Income Taxes	1,629	1,002
Income Taxes	599	76

Net Income	$1,030	$926

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended September 30,
	2007	2006
Net Income per Common
Share (EPS):
Basic	$0.01	$0.01
Diluted	0.01	0.01

Weighted Average Number of
Common Shares Outstanding:
Basic	68,718	69,751
Diluted	68,933	70,097

Dividends Declared Per Common
Share	$0.05	$0.05

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2006

(In Thousands, Except Per Share Data, Unaudited)

			Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount						Total

Balance - June 30, 2006	72,738	$7,274	$192,534	$306,728	$(15,517)	$—	$(15,885)	$475,134

Comprehensive income:
Net income	—	—	—	926	—	—	—	926
Unrealized gain on securities available for sale, net of deferred income tax of $5,570	—	—	—	—	—	—	10,345	10,345

Total Comprehensive Income								11,271

ESOP shares committed to be released (36 shares)	—	—	172	—	363	—	—	535
Stock option expense	—	—	498	—	—	—	—	498
Treasury stock purchases	(283)	—	—	—	—	(4,251)	—	(4,251)
Restricted stock plan shares purchased (54 shares)	—	—	(789)	—	—	—	—	(789)
Restricted stock plan shares earned (67 shares)	—	—	826	—	—	—	—	826
Cash dividends declared ($0.05/share)	—	—	—	(920)	—	—	—	(920)

Balance – September 30, 2006 (Restated)	72,455	$7,274	$193,241	$306,734	$(15,154)	$(4,251)	$(5,540)	$482,304

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2007

(In Thousands, Except Per Share Data, Unaudited)

			Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount						Total

Balance - June 30, 2007	71,143	$7,274	$197,976	$304,970	$(14,063)	$(24,361)	$(9,204)	$462,592

Comprehensive income:
Net income	—	—	—	1,030	—	—	—	1,030
Realized gain on securities available for sale, net of income tax of $3	—	—	—	—	—	—	(4)	(4)
Unrealized gain on securities available for sale, net of deferred income tax expense of $2,948	—	—	—	—	—	—	4,769	4,769
Benefit plans, net of deferred income tax of $263	—	—	—	—	—	—	395	395
Total Comprehensive Income								6,190

ESOP shares committed to be released (36 shares)	—	—	104	—	364	—	—	468
Dividends contributed for payment of ESOP loan	—	—	12	—	—	—	—	12
Stock option expense	—	—	477	—	—	—	—	477
Treasury stock purchases	(34)	—	—	—	—	(469)	—	(469)
Treasury stock reissued	5	—	(13)	—	—	76	—	63
Restricted stock plan shares earned (63 shares)	—	—	771	—	—	—	—	771
Tax benefit from stock based compensation	—	—	8	—	—	—	—	8
Cash dividends declared ($0.05/share)	—	—	—	(934)	—	—	—	(934)

Balance – September 30, 2007	71,114	$7,274	$199,335	$305,066	$(13,699)	$(24,754)	$(4,044)	$469,178

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$1,030	$926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	469	489
Net amortization of premiums, discounts and loan fees and costs	182	243
Deferred income taxes	(606)	(151)
Amortization of intangible assets	159	159
Amortization of benefit plans’ unrecognized net loss, net of gain from curtailment and tax effects	18	—
Provision for loan losses	94	158
Realized gains on sale of securities available for sale	(7)	—
Increase in cash surrender value of bank owned life insurance	(135)	(131)
ESOP, stock option plan and restricted stock plan expenses	1,716	1,859
(Increase) decrease in interest receivable	(340)	127
Decrease (increase) in other assets	690	(116)
Increase (decrease) in interest payable	306	(1)
Increase in other liabilities	779	1,180

Net Cash Provided by Operating Activities	4,355	4,742

Cash Flows from Investing Activities:
Purchases of securities available for sale	(104)	(92)
Proceeds from sale of securities available for sale	43,241	—
Proceeds from calls and maturities of securities available for sale	—	1,305
Proceeds from repayments of securities available for sale	249	1,011
Purchase of loans	(26,562)	(13,528)
Net increase in loans receivable	(43,326)	(26,414)
Purchases of mortgage-backed securities available for sale	(63,747)	(19,419)
Principal repayments on mortgage-backed securities available for sale	34,811	35,979
Additions to premises and equipment	(59)	(277)
Purchase of FHLB stock	(4,500)	—
Redemption of FHLB stock	7	7

Net Cash Used In Investing Activities	$(59,990)	$(21,428)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Three Months Ended September 30,
	2007	2006

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	$(73,360)	$22,555
Repayment of long-term FHLB advances	(160)	(151)
Long-term FHLB advances	100,000	—
Decrease in advance payments by borrowers for taxes	(304)	(268)
Dividends paid to minority stockholders of Kearny Financial Corp.	(934)	(934)
Purchase of common stock of Kearny Financial Corp. for treasury	(469)	(4,251)
Treasury stock reissued	63	—
Purchase of common stock of Kearny Financial Corp. for restricted stock plan	—	(789)
Dividends contributed for payment of ESOP loan	12	—
Tax benefit from stock based compensation	8	—

Net Cash Provided by Financing Activities	$24,856	$16,162

Net Decrease in Cash and Cash Equivalents	$(30,779)	$(524)

Cash and Cash Equivalents – Beginning	163,341	230,279

Cash and Cash Equivalents – Ending	$132,562	$229,755

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$—	$500

Interest	$11,735	$11,597

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiaries, Kearny Federal Savings Bank (the “Bank”) and Kearny Financial Securities, Inc., and the Bank’s wholly-owned subsidiaries, KFS Financial Services, Inc. and Kearny Federal Investment Corp. The Company conducts its business principally through the Bank. Management prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, including the elimination of all significant inter-company accounts and transactions during consolidation.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statements of financial condition for June 30, 2007 was derived from the Company’s annual report on Form 10-K. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity and cash flows should be read in conjunction with the 2007 consolidated financial statements, including the notes thereto included in the Company’s annual report on Form 10-K.

3. NET INCOME PER COMMON SHARE (“EPS”)

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

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share computations:

	Three Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$1,030
Basic earnings per share, income available to common stockholders	$1,030	68,718	$0.01

Effect of dilutive securities:
Stock options	—	13
Restricted stock awards	—	202

	$1,030	68,933	$0.01

	Three Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$926
Basic earnings per share, income available to common stockholders	$926	69,751	$0.01

Effect of dilutive securities:
Stock options	—	53
Restricted stock awards	—	293

	$926	70,097	$0.01

4. DIVIDEND WAIVER

During the quarter ended September 30, 2007, Kearny MHC, the federally chartered mutual holding company of the Company waived its right, in accordance with the non-objection previously granted by the Office of Thrift Supervision (“OTS”), to receive cash dividends of approximately $2.5 million declared during the quarter, on the shares of Company common stock it owns.

5. STOCK REPURCHASES PLAN

On January 18, 2007, the Company announced that the Board of Directors authorized an additional stock repurchase plan to acquire up to 1,036,634 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC. Such purchases will be made from time to time in the open market or in privately negotiated stock purchases, based on stock availability, price and the Company’s financial performance. During the quarter ended September 30, 2007, the Company purchased 34,400 shares at a cost of $469,000, or approximately $13.65 per share. This brings the total purchased under this plan to 551,000 shares at a cost of $7.6 million, or approximately $13.87 per share.

6. BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months Ended September 30,
	2007	2006
	(In Thousands)

Service cost	$40	$57
Interest cost	81	85
Curtailment (Gain)	(35)	—
Amortization of unrecognized transition obligation	11	11
Amortization of unrecognized past service liability	18	14
Amortization of unrecognized net actuarial loss	36	46

Net periodic benefit expense	$151	$213

Effective July 1, 2007, the Company implemented a freeze on all future benefit accruals under the Bank’s non-contributory defined benefit pension plan and related benefit equalization plan. A curtailment gain of $682,000 related to the reduction in the projected benefit obligation for the benefit equalization plan was applied against the unrecognized net actuarial loss. In addition, a curtailment gain of $35,000 was recorded as part of the net periodic benefit expense due to the immediate recognition of the unrecognized prior service cost for the benefit equalization plan.

7. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial condition, results of operations and cash flows.

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The new guidance is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. We are currently evaluating the impact of adopting EITF Issue No. 06-4 on our financial statements.

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

In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements.” EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

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

8. RESTATEMENT

During the quarter ended March 31, 2006, the entire portfolio of government agency notes, which was classified as “held to maturity,” was sold. As a result of this action, the remaining mortgage-backed securities and securities classified as “held to maturity” should have been re-classified as “available for sale.” Due to a misapplication of SFAS No. 115, the reclassification was not done. This error was discovered during the year ended June 30, 2007, and accordingly, the 2006 consolidated financial statements have been restated to correct the error. All mortgage-backed securities and securities are classified as “available for sale” and are reported at fair value instead of at amortized cost, which results in a change in the value of these assets originally reported on the Consolidated Statements of Financial Condition at September 30, 2006. The adjustments made to the consolidated financial statements are non-cash in nature and do not result in changes to the income statements or previously reported total net income for any period.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include certain forward-looking statements based on current management expectations. The actual results of Kearny Financial Corp. (the “Company”) could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities. Additional potential factors include changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of Kearny Federal Savings Bank, the Company’s wholly-owned subsidiary, (the “Bank”). Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2007 and June 30, 2007

Total assets increased $33.2 million or 1.7%, to $1.95 billion at September 30, 2007 from $1.92 billion at June 30, 2007. The increase was due primarily to increases of $69.7 million and $36.1 million, respectively, in net loans receivable and mortgage-backed securities. Partially offsetting these increases were decreases of $43.0 million and $30.7 million, respectively, in securities and cash and cash equivalents.

Cash and cash equivalents, consisting primarily of interest-bearing deposits in other banks, decreased $30.7 million or 18.8%, to $132.6 million at September 30, 2007 from $163.3 million at June 30, 2007. The Bank borrowed $100.0 million from the Federal Home Loan Bank during the quarter ended September 30, 2007 to replenish its liquidity, which tightened due to the use of cash and cash equivalents to fund loan originations and deposit outflows. Late in the fiscal year ended June 30, 2007, management began to utilize excess liquidity to fund deposit outflows.

Between June 30, 2007 and September 30, 2007, the securities portfolio, all of which is available for sale, decreased $43.0 million or 48.4%, to $45.9 million from $88.9 million. The decrease resulted from a decrease in amortized cost of $43.4 million due primarily to the sale of securities, partially offset by a $450,000 decrease in unrealized losses. Management sold securities from the municipal bond portfolio with an amortized cost of $43.2 million, which resulted in a gain of $7,000. During the fiscal year ended June 30 2007, management’s decision to sell municipal bonds was prompted by the below market yield on such bonds as well as the overall decline in the Company’s pre-tax income, which reduces the advantage of holding tax-exempt instruments. Notwithstanding an improvement in pre-tax income during the quarter ended September 30, 2007, management continues to sell municipal bonds when opportunities arise in an attempt to remove securities from the portfolio that do not provide a steady cash flow.

Loans receivable, net of deferred fees and costs and the allowance for loan losses, increased $69.7 million or 8.1%, to $930.2 million at September 30, 2007, compared to $860.5 million at June 30, 2007. In keeping with the Bank’s business plan, management continued to emphasize growth of the loan portfolio during the quarter ended September 30, 2007. Total loans constituted 48.0% of assets at September 30, 2007, compared to 45.1% at June 30, 2007.

Between June 30, 2007 and September 30, 2007, loan growth was concentrated in one-to-four family residential first mortgage loans, which increased by $47.8 million to $607.1 million at September 30, 2007. Nonresidential mortgages increased by $15.5 million to $157.0 million at September 30, 2007. Multi-family mortgages increased by $2.2 million to $19.9 million at September 30, 2007. Home equity loans increased by $4.5 million to $118.2 million at September 30, 2007. Commercial loans increased by $673,000 and totaled $4.9 million at September 30, 2007. There was a nominal decrease in the disbursed portion of home equity lines of credit of $737,000 to $12.0 million at September 30, 2007. Construction loans outstanding and gross construction loans increased $613,000 to $12.0 million and $1.6 million to $18.1 million, respectively, at September 30, 2007. To supplement the Bank’s in-house loan originations, we purchased one-to-four family residential mortgages totaling $26.6 million during the three months ended September 30, 2007. The Bank does not originate or purchase any interest only mortgages, pay option adjustable rate mortgages or sub-prime mortgages.

Between June 30, 2007 and September 30, 2007, the mortgage-backed securities portfolio, all of which are available for sale, increased by $36.0 million or 5.6%, to $679.8 million from $643.8 million. The increase resulted from a $7.3 million decrease in unrealized losses and purchases totaling $63.7 million, partially offset by principal repayments and maturities. Management purchased mortgage-backed securities issued by Fannie Mae or Freddie Mac composed of $31.6 million of adjustable rate mortgages and $7.3 million of 30 year fixed rate Community Reinvestment Act eligible issues needed to meet CRA investment requirements. Management also implemented a nominal leverage strategy utilizing a part of the proceeds from Federal Home Loan Bank (“FHLB”) advances taken during the quarter to fund the purchase of $24.8 million of 15 year and 20 year fixed rate mortgage-backed securities. Generally, management redeployed cash flows from principal and interest payments to fund the purchases of additional securities.

FHLB of New York stock increased $4.5 million or 107.1%, to $8.7 million at September 30, 2007, compared to $4.2 million at June 30, 2007 due to a required purchase of stock related to the $100.0 million increase in advances from FHLB. The FHLB declared an 8.05% annualized cash dividend during the quarter ended September 30, 2007, which followed several quarters of cash dividends paid at an annualized rate of 7.50%.

Deposits decreased $73.4 million or 5.2%, to $1.34 billion at September 30, 2007, compared to $1.41 billion at June 30, 2007. During the quarter, certificates of deposit, savings deposits and non-interest-bearing demand accounts decreased $62.3 million, $12.0 million and $1.4 million, respectively. Interest-bearing demand deposits increased $2.3 million. At September 30, 2007, the Bank deposits included certificates of deposit totaling $825.7 million, savings deposits totaling $306.4 million, non-interest-bearing demand accounts totaling $54.9 million and interest-bearing demand deposits totaling $151.3 million. Focusing on lowering the Bank’s cost of deposits, management reduced the interest rates available to depositors whose maturing certificates of deposit were the product of an earlier marketing campaign designed to attract deposits by offering promotional interest rates. The recent reductions in the federal funds rate by the Federal Reserve Board of Governors, amounting to a 75 basis point cut in aggregate, appear to be gradually lowering interest rates in the marketplace. As a result, management expects deposit attrition to slow during the quarter ending December 31, 2007.

FHLB advances increased $99.8 million or 350.2%, to $128.3 million at September 30, 2007, compared to $28.5 million at June 30, 2007. The increase in borrowings resulted primarily from a need to replenish liquidity utilized to fund loan originations and deposit outflows. The cost of this funding source, relative to the cost of retail certificates of deposit, encouraged management to borrow $100.0 million during the quarter ended September 30, 2007. Partially offsetting the increase was $160,000 in scheduled principal payments on amortizing advances.

During the quarter ended September 30, 2007, stockholders’ equity increased $6.6 million or 1.4%, to $469.2 million from $462.6 million at June 30, 2007. The increase was primarily the result of a $5.2 million decrease in accumulated other comprehensive loss due to mark-to-market adjustments to the available for sale securities portfolio and benefit plan related adjustments to equity per SFAS No. 158. Also contributing to the increase was net income for the quarter of $1.0 million, the release of $468,000 of Employee Stock Ownership Plan shares and $771,000 of restricted stock plan shares and an adjustment to equity of $477,000 for expensing stock options. Partially offsetting the increase was a $393,000 increase in treasury stock due to the purchase of 34,400 shares of the Company’s common stock at a cost of $469,000, partially offset by shares reissued for stock option exercises, and a $934,000 cash dividend declared for payment to minority shareholders. The Company’s quarterly dividend was $0.05 per share.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

General. Net income for the quarter ended September 30, 2007 was $1.03 million or $0.01 per diluted share, an increase of $104,000 or 11.2%, from $926,000 or $0.01 per diluted share for the quarter ended September 30, 2006. The increase in net income year-over-year resulted from a decrease in non-interest expense, an increase in non-interest income and a decrease in the provision for loan losses, partially offset by a decrease in net interest income and an increase in income taxes.

Net Interest Income. Net interest income for the quarter ended September 30, 2007 was $11.4 million, a decrease of $316,000 or 2.7%, compared to $11.7 million for the quarter ended September 30, 2006. The decrease in net interest income was due to an increase in interest expense partially offset by an increase in interest income.

The Company’s net interest rate spread was unchanged at 1.83% during the quarters ended September 30, 2007 and September 30, 2006. Year-over-year, the yield on average interest-earning assets increased 31 basis points to 5.34% while the cost of average interest-bearing liabilities also increased 31 basis points to 3.51%. The increase in the yield on average interest-earning assets was due to increases in the yields on average loans receivable, mortgage-backed securities and securities partially offset by a decrease in the yield on other interest-earning assets. The cost of average interest-bearing liabilities increased due to an increase in the cost of average interest-bearing deposits partially offset by a decrease in the cost of average borrowings. Since the Bank continues to be liability sensitive, the recent reductions in the federal funds rate should result in an improvement in net interest income as the cost of interest-bearing deposits begins to decline.

The Company’s net interest margin increased eight basis points to 2.60% during the quarter ended September 30, 2007, compared with 2.52% during the quarter ended September 30, 2006. Average interest-earning assets during the quarter ended September 30, 2007 were $1.75 billion or $100.0 million less than average interest-earning assets of $1.85 billion during the quarter ended September 30, 2006. The decrease resulted in part from the use of cash to fund deposit outflows and stock repurchases. Average interest-bearing liabilities during the quarter ended September 30, 2007 were $1.37 billion or $79.5 million less than average interest-bearing liabilities of $1.45 billion during the quarter ended September 30, 2006. The ratio of average interest-earning assets to average interest-bearing liabilities was 127.9% during the quarter ended September 30, 2007, compared to 127.8% during the quarter ended September 30, 2006.

Interest Income. Total interest income increased $129,000 or 0.6%, to $23.4 million during the quarter ended September 30, 2007, from $23.3 million during the quarter ended September 30, 2006. The increase in interest income resulted from increases in interest on loans and mortgage-backed securities partially offset by decreases in interest from securities and other interest-earning assets. Generally, management utilized cash flows from principal and interest payments on the securities portfolio, calls and maturities of securities and proceeds from the sale of the municipal bonds to fund loan originations during the quarter.

Interest income from loans receivable increased $2.9 million or 28.2%, to $13.2 million during the quarter ended September 30, 2007, from $10.3 million during the quarter ended September 30, 2006 due primarily to growth in the portfolio as well as an improvement in yield. Average loans receivable increased $179.3 million to $906.6 million during the quarter ended September 30, 2007, from $727.3 million during the quarter ended September 30, 2006. In keeping with the Bank’s business plan, management continued to emphasize growth of the loan portfolio year-over-year. Average loans receivable constituted 51.7% of average interest-earning assets during the quarter ended September 30, 2007, compared to 39.3% during the quarter ended September 30, 2006. The yield on average loans receivable increased 14 basis points to 5.81% during the quarter ended September 30, 2007, compared to 5.67% during the quarter ended September 30, 2006. The improvement in yield was due in part to growth in the nonresidential and multi-family mortgage categories, with average balances outstanding increasing in aggregate $55.9 million to $171.3 million.

Interest income from mortgage-backed securities increased $182,000 or 2.3%, to $8.2 million during the quarter ended September 30, 2007, compared to $8.0 million during the quarter ended September 30, 2006 due to an increase in yield partially offset by a decrease in average mortgage-backed securities. Average mortgage-backed securities decreased $13.9 million to $669.8 million during the quarter ended September 30, 2007, from $683.7 million during the quarter ended September 30, 2006. The yield on average mortgage-backed securities increased 21 basis points to 4.90% during the quarter ended September 30, 2007, from 4.69% during the quarter ended September 30, 2006. Generally, management reinvested cash flows from principal and interest payments from mortgage-backed securities into cash equivalents pending redeployment into other interest-earning assets, which contributed to the decrease in the average balance year-over-year. During the current quarter, management implemented a nominal leverage strategy utilizing a part of the proceeds from Federal Home Loan Bank advances to fund the purchase of $24.8 million of 15 year and 20 year fixed rate mortgage-backed securities, which contributed to the increase in yield. Rate adjustments on pass-through certificates containing adjustable rate mortgages and higher coupons on securities purchased this quarter compared to purchases in the prior quarter also contributed to the increase in yield.

Interest income from securities decreased $1.4 million or 60.9%, to $901,000 during the quarter ended September 30, 2007, from $2.3 million during the quarter ended September 30, 2006 due to a decrease in average securities partially offset by an improvement in yield. Average securities decreased $142.6 million to $84.0 million during the quarter ended September 30, 2007, compared to $226.6 million during the quarter ended September 30, 2006. The decrease in the average balance was due primarily to the sales of municipal bonds, totaling $131.4 million during the fiscal year ended June 30, 2007, and $43.2 million during the quarter ended September 30, 2007. Average tax-exempt securities decreased $139.2 million to $60.3 million while average taxable securities decreased $3.4 million to $23.7 million, year-over-year. To the extent not required to fund loan originations, management reinvested the proceeds from the sales into cash equivalents pending redeployment into other interest-earning assets. The yield on average securities improved 26 basis points from 4.03% for the quarter ended September 30, 2006, to 4.29% for the quarter ended September 30, 2007. The higher yield on the securities portfolio resulted primarily from the sale of the lower yielding municipal bonds.

Interest income from other interest-earning assets decreased $1.6 million or 59.3%, to $1.1 million during the quarter ended September 30, 2007, from $2.7 million during the quarter ended September 30, 2006.

The decrease was due to a decrease in average other interest-bearing assets, primarily cash and cash equivalents, as well as a nominal decrease in yield. There was a $123.0 million decrease in average other interest-earning assets to $92.0 million during the quarter ended September 30, 2007, from $215.0 million during the quarter ended September 30, 2006. For the most part, management utilized the cash and cash equivalents to fund loan originations and deposit outflows. There was little change in average Federal Home Loan Bank capital stock year-over-year. With the rate on federal funds remaining unchanged until the mid-September 2007 50 basis point rate cut, there was only a one basis point change in the yield on average interest-earning assets, declining to 4.95%.

Interest Expense. Total interest expense increased $445,000 or 3.8%, to $12.0 million during the quarter ended September 30, 2007, from $11.6 million during the quarter ended September 30, 2006. The cost of average interest-bearing liabilities increased 31 basis points to 3.51%, partially offset by a $79.5 million decrease in average interest-bearing liabilities to $1.37 billion during the quarter ending September 30, 2007 compared to $1.45 billion during the year earlier quarter.

Interest expense from deposits increased $505,000 or 4.7%, to $11.2 million during the quarter ended September 30, 2007, from $10.7 million during the quarter ended September 30, 2006. The increase resulted primarily from an increase in the cost of average interest-bearing deposits, partially offset by a decrease in average interest-bearing deposits. The cost of average interest-bearing deposits increased 36 basis points to 3.45% during the quarter ended September 30, 2007, from 3.09% during the quarter ended September 30, 2006. Average interest-bearing deposits decreased $85.5 million to $1.30 billion during the quarter ended September 30, 2007, from $1.39 billion during the quarter ended September 30, 2006. Average interest-bearing demand deposit accounts increased $24.1 million to $149.0 million and their cost increased 39 basis points to 2.09% due to tiered money market deposit accounts previously introduced to attract core deposits. Average savings accounts decreased $46.7 million to $314.3 million and their cost decreased five basis points to 1.09% as depositors transferred funds to alternative investments. Average certificates of deposit decreased $62.9 million to $840.1 million while their cost increased 51 basis points to 4.58%. Management discontinued offering promotional interest rates on certificates of deposit during the quarter ended December 31, 2006. An increase in cost during the current quarter was inevitable due to the upward re-pricing of maturing certificates of deposit that pre-dated those obtained by offering promotional interest rates. Partially offsetting the increase in cost, we retained a percentage of the certificates of deposit previously attracted by promotional interest rates, which renewed at lower rates when they matured. At September 30, 2006, the Bank had $30.8 million of certificates of deposit with interest rates of less than 3.00%, $416.5 million of certificates of deposit with interest rates of between 3.00 – 3.99%, $189.6 million of certificates of deposit with interest rates of between 4.00 – 4.99% and $298.3 million of certificates of deposit with interest rates of between 5.00 – 5.99%. By September 30, 2007, the stratification adjusted to $16.1 million, $82.1 million, $622.0 million and $105.5 million, respectively. Given the Bank’s interest rate risk profile, a reduction in interest rates and restoration of a more normal yield curve should aid in improving our profitability. A continuation of rates at current levels or an increase in rates with the persistence of the current flat (or an inverted) yield curve would negatively impact our profitability

Interest expense from Federal Home Loan Bank (“FHLB”) borrowings decreased $60,000 or 7.1%, to $791,000 during the quarter ended September 30, 2007, from $851,000 during the quarter ended September 30, 2006. Average borrowings increased $6.0 million to $67.0 million during the quarter ended September 30, 2007, from $61.0 million during the quarter ended September 30, 2006. The cost of average borrowings decreased 86 basis points to 4.72% during the quarter ended September 30, 2007 from 5.58% during the quarter ended September 30, 2006. The increase in borrowings resulted primarily from a need to replenish liquidity utilized to fund loan originations and deposit outflows. The 3.99% weighted average cost of this funding source, relative to the cost of average certificates of deposit of

4.58%, encouraged management to borrow $100.0 million from the FHLB during the quarter ended September 30, 2007.

Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio as required by generally accepted accounting principles and regulatory guidelines outlined in the Interagency Policy Statement last updated in December 2006. We establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment

The provision for loan losses decreased $64,000, to $94,000 during the quarter ended September 30, 2007, from a $158,000 provision recorded during the quarter ended September 30, 2006. Management attributes the decrease principally to a reduction in the ratio of non-performing loans to total loans between the comparative quarters, from 0.14% at September 30, 2006 to 0.13% at September 30, 2007. The provisions during both quarters resulted from growth in the loan portfolio.

Total loans increased to $935.3 million at September 30, 2007 from $865.0 million at June 30, 2007. Non-performing loans were $1.3 million or 0.13% of total loans at September 30, 2007 compared to $1.5 million or 0.17% of total loans reported at June 30, 2007. The allowance for loan losses as a percentage of total loans outstanding was 0.66% at September 30, 2007, 0.70% at June 30, 2007 and 0.75% at September 30, 2006, reflecting allowance balances of $6.1 million, $6.0 million and $5.6 million, respectively. There were no charge-offs or recoveries during the quarters ended September 30, 2007 and 2006.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2007 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income attributed to fees and service charges from the Bank’s retail operations and other miscellaneous income increased $137,000 or 24.1%, to $705,000 during the quarter ended September 30, 2007 compared to $568,000 during the quarter ended September 30, 2006. Fees and service charges increased $107,000 due primarily to the overdraft privilege program introduced in May 2007. Loan fees, income from bank owned life insurance and miscellaneous income increased $30,000 in aggregate, with a $12,000 increase in income resulting from the float on funds held by the Bank’s official check clearing agent and a $12,000 non-recurring payment of interest from a state tax refund the most significant items.

Non-interest income attributed to the gain on sale of securities was $7,000 during the quarter ended September 30, 2007 compared to no gains or losses recorded during the quarter ended September 30, 2006.

Non-Interest Expense. Non-interest expense decreased $735,000 or 6.6%, to $10.4 million during the quarter ended September 30, 2007, from $11.1 million during the quarter ended September 30, 2006. The decrease in non-interest expense resulted primarily from decreases in salaries and employee benefits, equipment expense, advertising expense and directors’ compensation partially offset by an increase in net occupancy expense of premises.

Salaries and employee benefits decreased $484,000 or 7.1%, to $6.3 million during the quarter ended September 30, 2007, compared to $6.8 million during the quarter ended September 30, 2006. The component of salaries and benefits with the most significant reduction was pension plan expense, which decreased $369,000 to $301,000. Effective July 1, 2007, the Company implemented a freeze on all future benefit accruals under the Bank’s non-contributory defined benefit pension plan and related benefit equalization plan which also resulted in a curtailment gain of $35,000 due to the immediate recognition of the unrecognized prior service cost for the benefit equalization plan. The freeze provides additional flexibility in controlling the costs associated with the plans while still preserving the participants’ earned and vested benefits. Stock benefits plan expense decreased $75,000 to $933,000 due to a forfeiture of unvested restricted stock and unvested stock options. Employee Stock Ownership Plan expense decreased $67,000 to $481,000 due to a decrease in the average market price of the Company’s common stock. Compensation expense increased $34,000 to $3.4 million due to normal salary increases with related payroll taxes expense increasing $11,000 to $252,000. Benefits expense decreased $18,000 to $1.0 million due to a change in accounting for dividends on restricted stock and lower benefit plan administrative expense partially offset by an increase in employee health insurance cost. Beginning in July 2007, new employees must contribute to the cost of their health insurance and the existing staff will begin contributing in January 2008.

Net occupancy expense of premises increased $32,000 or 3.7%, to $890,000 during the quarter ended September 30, 2007 from $858,000 during the quarter ended September 30, 2006. Rent expense, net, repairs and maintenance expense and property taxes expense increased $10,000, $12,000 and $19,000, respectively. The increase in rent expense, net, resulted from payment of land rent related to the Bank’s future retail branch in Pequannock, New Jersey. Other components of net occupancy expense of premises decreased $9,000 in aggregate.

Equipment expense decreased $40,000 or 3.7%, to $1.04million from $1.08 million, respectively, during the quarters ended September 30, 2007 and 2006. The decrease in equipment expense was due to cost savings negotiated with several of the Bank’s electronic data processing service providers.

Advertising expense decreased $142,000 or 36.1%, to $251,000 during the quarter ended September 30, 2007 from $393,000 during the quarter ended September 30, 2006. Spending on newspaper advertising, magazine advertising, printed material and promotional programs decreased $89,000, $12,000, $12,000 and $18,000, respectively. During the current quarter, management generally devoted the Bank’s advertising to loan products while temporarily discontinuing the marketing of deposit products. This trend will probably change due to recent reductions in the federal funds rate, which appear to be gradually lowering interest rates in the marketplace making our interest rate offerings more competitive.

Directors’ compensation decreased $97,000 or 14.8%, to $560,000 during the quarter ended September 30, 2007, compared to $657,000 during the quarter ended September 30, 2006. Fees decreased $22,000 to $192,000 and other directors’ compensation decreased $75,000 to zero due to freezing the directors’ incentive compensation plan during the quarter ended December 31, 2006.

Miscellaneous expense was virtually unchanged at $1.0 million during the quarters ended September 30, 2007 and 2006. The most significant changes appeared in the audit and accounting expense and insurance premiums expense components. Audit and accounting expense decreased $39,000 to $93,000 due to lower costs associated with Sarbanes-Oxley Act compliance. Insurance premiums expense increased $30,000 to $116,000 due to increases in the Bank’s commercial insurance package, particularly an increase in worker’s compensation insurance premiums of $21,000 resulting from the carrier’s yearly audit. All other components of miscellaneous expense increased $6,000 in aggregate.

Provision for Income Taxes. The provision for income taxes increased $523,000 to $599,000 during the quarter ended September 30, 2007, from $76,000 during the quarter ended September 30, 2006. The effective tax rate was 36.8% during the quarter ended September 30, 2007, compared to 7.6% during the quarter ended September 30, 2006. The effective tax rate increased due to a reduction in interest from tax-exempt instruments as a percentage of pre-tax income as net income increased. Tax-exempt interest was 33.7% of income before taxes during the quarter ended September 30, 2007 compared to 188.1% during the quarter ended September 30, 2006. Notwithstanding an improvement in pre-tax income during the quarter ended September 30, 2007, management continues to sell municipal bonds when opportunities arise in an attempt to remove securities from the portfolio that do not provide a steady cash flow.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The primary sources of funds are deposits, principal amortization, principal prepayments and maturities of mortgage-backed securities and loans receivable; maturities of securities and funds provided from operations. In addition, excess funds are invested in short-term interest-earning assets such as overnight deposits, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.

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

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At September 30, 2007, the Bank had outstanding commitments to originate loans of $32.9 million, commitments to fund the purchase of loans on a flow basis of $49.0 million, construction loans in process of $6.1 million and unused lines of credit of $28.0 million. At September 30, 2007, the Bank had $696.8 million of certificates of deposit maturing within one year.

Deposits decreased $73.4 million to $1.34 billion at September 30, 2007, from $1.41 billion at June 30, 2007. During the quarter, certificates of deposit, savings deposits and non-interest-bearing demand accounts decreased $62.3 million, $12.0 million and $1.4 million, respectively. Interest-bearing demand deposits increased $2.3 million. Focusing on lowering the Bank’s cost of deposits, management reduced the interest rates available to depositors whose maturing certificates of deposit were the product of an earlier marketing campaign designed to attract deposits by offering promotional interest rates. The recent reductions in the federal funds rate by the Federal Reserve Board of Governors, amounting to a 75 basis point cut in aggregate, appear to be gradually lowering interest rates in the marketplace. As a result, management expects deposit attrition to slow during the next quarter. At some point in the next quarter, management may begin to advertise deposit products again as the Bank’s interest rate offerings become more competitive.

Borrowings from the Federal Home Loan Bank (“FHLB”) of New York are available to supplement the Bank’s liquidity position and to the extent that maturing deposits do not remain with us, we may replace the funds with borrowings. At September 30, 2007, advances from the FHLB amounted to $128.3 million following the addition of $100.0 million in ten-year advances during the quarter. There was no need to make use of overnight borrowings during the quarter ended September 30, 2007, due to adequate liquidity. The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit of $200.0 million or by taking additional short-term or long-term advances. The current cost of long-term advances as a funding source, relative to cost of retail certificates of deposit, may again encourage management to borrow from the FHLB.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2007, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision (the “OTS”).

The following table sets forth the Bank’s capital position at September 30, 2007, as compared to the minimum regulatory capital requirements:

	September 30, 2007 (Unaudited)
	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital
(to risk-weighted assets)	$368,586	42.61%	$69,197	8.00%	$86,496	10.00%

Tier 1 Capital
(to risk-weighted assets)	$362,443	41.90%	—	—	$51,898	6.00%

Core (Tier 1) Capital
(to adjusted total assets)	$362,443	19.51%	$74,301	4.00%	$92,876	5.00%

Tangible Capital
(to adjusted total assets)	$362,443	19.51%	$27,863	1.50%	—	—

In August 2007, the Bank received approval from the OTS for a $19.0 million capital distribution to the Company. However, future dividend requests will require closer OTS scrutiny due to the Bank’s compressed earnings. The cash dividend will be paid during the quarter ending December 31, 2007.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Qualitative Analysis. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread sustainable during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities, which either re-price or mature within a given period. The difference, or the interest rate re-pricing “gap”, provides an indication of the extent changes in interest rates may affect an institution’s interest rate spread. A positive gap exists when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and a negative gap exists when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

Because the Bank’s interest-bearing liabilities, which mature or re-price within short periods exceed its interest-earning assets with similar characteristics, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a positive effect on net interest income.

The Bank’s Board of Directors established an Interest Rate Risk Management Committee comprised of members of the board and management. The committee meets quarterly to address management of the Bank’s assets and liabilities, including review of its short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and re-pricing frequencies of loans and securities; and a variety of other asset and liability management topics. The committee reports the results of its quarterly review to the full board, which adjusts interest rate risk policy and strategies, as it considers necessary and appropriate.

Quantitative Analysis. Management using the OTS model, which estimates the change in the Bank’s net portfolio value (the “NPV”) over a range of interest rate scenarios, monitors the Bank’s interest rate sensitivity. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. OTS defines the NPV ratio, under any interest rate scenario, as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports.

The following table sets forth the Bank’s NPV as of June 30, 2007, the most recent date for which the Bank has received the Bank’s NPV as calculated by the OTS. Management does not believe that there has been a material adverse change in the Bank’s interest rate risk during the three months ended September 30, 2007.

	At June 30, 2007
	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets
Changes in Rates (1)	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
	(In Thousands)

+300 bp	265,530	-127,718	-32%	15.44%	-570 bp
+200 bp	309,062	-84,186	-21%	17.48%	-365 bp
+100 bp	351.898	-41,350	-11%	19.39%	-175 bp
+50 bp	372,669	-20,579	-5%	20.28%	-86 bp
0 bp	393,248	—	—	21.14%	—
+50 bp	412,864	+19,616	+5%	21.93%	+79 bp
- 100 bp	430,069	+36,821	+9%	22.61%	+147 bp
- 200 bp	456,941	+63,693	+16%	23.62%	+248 bp

__________

(1) The -300bp scenario is not shown due to the low prevailing interest rate environment.

This analysis also indicated that as of June 30, 2007 an immediate and permanent 2.0% increase in interest rates would cause an approximately 13.4% decrease in our net interest income.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the measurement period. The model also assumes that a particular change in interest rates reflects uniformly across the yield curve regardless of the duration to maturity or re-pricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results.

ITEM 4.

CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter under report, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At September 30, 2007, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there has been any material changes with regard to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended June 30, 2007, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2007.

	Total Number of Shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1–31, 2007	34,400	$13.65	34,400	485,634
August 1-31, 2007	—	—	—	485,634
September 1-30, 2007	—	—	—	485,634
Total	34,400	$13.65	34,400	—

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

	3.1	Charter of Kearny Financial Corp. (1)
	3.2	By-laws of Kearny Financial Corp. (1)
	4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
	10.1	Employment Agreement between Kearny Federal Savings Bank and John N. Hopkins (1)
	10.2	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (1)
	10.3	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (1)
	10.4	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (1)
	10.5	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (1)
	10.6	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (1)
	10.7	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
	10.8	Directors Consultation and Retirement Plan (1)
	10.9	Benefit Equalization Plan (1)
	10.10	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
	10.11	Stock Option Plan (3)
	10.12	Restricted Stock Plan (3)
	10.13	Kearny Federal Savings Bank Director Life Insurance Agreement (4)
	10.14	Kearny Federal Savings Bank Executive Life Insurance Agreement (4)
	10.15	Kearny Financial Corp. Directors Incentive Compensation Plan (5)
	11.0	Statement regarding computation of earnings per share (Filed herewith).
	31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
(2)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on July 21, 2005. (File No. 000-51093).
(3)	Incorporated by reference to the Registrant’s definitive proxy statement filed September 30, 2005 (File No. 000-51093).
(4)	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005. (File No. 000-51093).
(5)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on December 9, 2005 (File No. 000-51093).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date:	November 6, 2007	By:	/s/ John N. Hopkins
John N. Hopkins
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	November 6, 2007	By:	/s/ William C. Ledgerwood
William C. Ledgerwood
Senior Vice President and
Chief Financial Officer
(Principal financial officer)