Form 10-Q
period 2007-12-31
Kearny Financial Corp.
filed 2008-02-11
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


    For the quarterly period ended                  December 31, 2007
                                         ---------------------------------------

                                       OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


   For the transition period from                        to
                                       ----------------     --------------------


                        Commission File Number 000-51093
                                               ---------


                             KEARNY FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              UNITED STATES                                22-3803741
------------------------------------------------ -------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification Number)

    120 Passaic Ave., Fairfield, New Jersey                07004-3510
------------------------------------------------ -------------------------------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number,
including area code                                     973-244-4500
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

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No  X

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 1, 2008.

          $0.10 par value common stock - 70,722,937 shares outstanding

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES

                                      INDEX


                                                                                           Page
                                                                                          Number
                                                                                          ------
PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition
               at December 31, 2007 and June 30, 2007 (Unaudited)                                 1

               Consolidated Statements of Income for the Three Months and Six Months
               Ended December 31, 2007 and 2006 (Unaudited)                                     2-3

               Consolidated Statements of Changes in Stockholders' Equity for the Six
               Months Ended December 31, 2007 and 2006 (Unaudited)                              4-5

               Consolidated Statements of Cash Flows for the Six
               Months Ended December 31, 2007 and 2006 (Unaudited)                              6-7

               Notes to Consolidated Financial Statements                                      8-12

      Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                  13-27

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk                      28-29

      Item 4:  Controls and Procedures                                                           30


PART II - OTHER INFORMATION                                                                   31-32


SIGNATURES                                                                                       34


                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                  (In Thousands, Except Share Data, Unaudited)


                                                                                December 31,    June 30,
                                                                                   2007           2007
                                                                               -----------    -----------
Assets
------

Cash and amounts due from depository institutions                              $    20,976    $    18,999
Interest-bearing deposits in other banks                                           153,435        144,342
                                                                               -----------    -----------

        Cash and Cash Equivalents                                                  174,411        163,341

Securities available for sale (amortized cost $45,594 and $90,580)                  44,236         88,869
Loans receivable, including net deferred loan costs of $1,061 and $1,511           967,590        866,542
  Less allowance for loan losses                                                    (6,143)        (6,049)
                                                                               -----------    -----------

  Net Loans Receivable                                                             961,447        860,493

Mortgage-backed securities available for sale (amortized cost $684,311
  and $655,123)                                                                    687,858        643,779
Premises and equipment                                                              34,671         35,369
Federal Home Loan Bank of New York ("FHLB") stock                                   13,148          4,162
Interest receivable                                                                  8,439          8,028
Goodwill                                                                            82,263         82,263
Bank owned life insurance                                                           15,430         15,154
Other assets                                                                         8,983         15,795
                                                                               -----------    -----------

        Total Assets                                                           $ 2,030,886    $ 1,917,253
                                                                               ===========    ===========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits:
  Non-interest bearing                                                         $    53,452    $    56,339
  Interest-bearing                                                               1,261,937      1,355,374
                                                                               -----------    -----------

        Total Deposits                                                           1,315,389      1,411,713

Advances from FHLB                                                                 228,165         28,488
Advance payments by borrowers for taxes                                              5,147          5,460
Other liabilities                                                                    8,663          9,000
                                                                               -----------    -----------

        Total Liabilities                                                        1,557,364      1,454,661
                                                                               -----------    -----------

Stockholders' Equity
--------------------

Preferred stock $0.10 par value, 25,000,000 shares authorized; none
  issued and outstanding                                                                 -              -
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500
  shares issued; 70,906,537 and 71,143,337 shares outstanding, respectively          7,274          7,274
Paid-in capital                                                                    200,677        197,976
Retained earnings                                                                  305,517        304,970
Unearned Employee Stock Ownership Plan shares; 1,333,521 shares
  and 1,406,258 shares, respectively                                               (13,335)       (14,063)
Treasury stock, at cost; 1,830,963 shares and 1,594,163 shares, respectively       (27,274)       (24,361)
Accumulated other comprehensive income (loss)                                          663         (9,204)
                                                                               -----------    -----------

        Total Stockholders' Equity                                                 473,522        462,592
                                                                               -----------    -----------

        Total Liabilities and Stockholders' Equity                             $ 2,030,886    $ 1,917,253
                                                                               ===========    ===========

See notes to consolidated financial statements.

                    KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                (In Thousands, Except Per Share Data, Unaudited)

                                         Three Months Ended     Six Months Ended
                                            December 31,          December 31,
                                        --------------------   -------------------
                                          2007        2006       2007       2006
                                        --------    --------   --------   --------
Interest Income:
    Loans                               $ 13,937    $ 11,075   $ 27,108   $ 21,386
    Mortgage-backed securities             8,583       8,077     16,786     16,098
    Securities:
      Taxable                                335         390        687        790
      Tax-exempt                             204       1,376        753      3,261
    Other interest-earning assets          1,552       3,169      2,690      5,836
                                        --------    --------   --------   --------

        Total Interest Income             24,611      24,087     48,024     47,371
                                        --------    --------   --------   --------
Interest Expense:
    Deposits                              10,974      12,096     22,224     22,841
    Borrowings                             1,974         807      2,765      1,658
                                        --------    --------   --------   --------

        Total Interest Expense            12,948      12,903     24,989     24,499
                                        --------    --------   --------   --------

Net Interest Income                       11,663      11,184     23,035     22,872

Provision for Loan Losses                      -         119         94        277
                                        --------    --------   --------   --------

Net Interest Income after Provision
  for Loan Losses                         11,663      11,065     22,941     22,595
                                        --------    --------   --------   --------
Non-Interest Income:
    Fees and service charges                 327         276        662        504
    Gain (loss) on sale of securities
      available for sale                      (2)        152          5        152
    Miscellaneous                            344         344        714        684
                                        --------    --------   --------   --------

        Total Non-Interest Income            669         772      1,381      1,340
                                        --------    --------   --------   --------
Non-interest expenses:
    Salaries and employee benefits         6,002       6,746     12,325     13,553

    Net occupancy expense of
      Premises                               902         841      1,792      1,699
    Equipment                              1,087       1,100      2,123      2,176
    Advertising                              155         409        406        802
    Federal insurance premium                140         142        281        284
    Amortization of intangible assets         60         159        219        318
    Directors' compensation                  550         561      1,110      1,218
    Miscellaneous                          1,203       1,243      2,204      2,247
                                        --------    --------   --------   --------

        Total Non-Interest Expenses       10,099      11,201     20,460     22,297
                                        --------    --------   --------   --------

Income before Income Taxes                 2,233         636      3,862      1,638
Income Taxes                                 857          89      1,456        165
                                        --------    --------   --------   --------

Net Income                              $  1,376    $    547   $  2,406   $  1,473

                                        ========    ========   ========   ========

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                  ---------------------------------------------
                (In Thousands, Except Per Share Data, Unaudited)

                                 Three Months Ended     Six Months Ended
                                   December 31,           December 31,
                                -------------------   -------------------
                                  2007       2006       2007       2006
                                --------   --------   --------   --------
Net Income per Common
  Share (EPS):
    Basic                       $   0.02   $   0.01   $   0.03   $   0.02
    Diluted                         0.02       0.01       0.03       0.02

Weighted Average Number of
  Common Shares Outstanding:
    Basic                         68,808     69,258     68,763     69,505
    Diluted                       68,957     69,753     68,946     69,901

Dividends Declared Per Common
   Share                        $   0.05   $   0.05   $   0.10   $   0.10

See notes to consolidated financial statements.

       KEARNY FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Six Months Ended December 31, 2006
    (In Thousands, Except Per Share Data, Unaudited)

                                                                                                            Accumulated
                                                 Common Stock                            Unearned              Other
                                               ----------------    Paid-In   Retained      ESOP   Treasury  Comprehensive
                                               Shares    Amount    Capital   Earnings     Shares    Stock     (Loss)          Total
                                               ------    ------   --------   --------   --------  --------   --------      --------
Balance - June 30, 2006                        72,737    $7,274   $192,534   $306,728   $(15,517) $      -   $(15,885)     $475,134
Comprehensive income:
  Net income                                        -         -          -      1,473          -         -          -         1,473
  Realized gain on securities available
    for sale, net of income tax of $53              -         -          -          -          -         -        (99)          (99)
  Unrealized gain on securities available
    for sale, net of deferred income tax
    of $5,676                                       -         -          -          -          -         -     10,542        10,542
                                                                                                                           --------

   Total Comprehensive income                                                                                                11,916
                                                                                                                           --------

ESOP shares committed to be released
  (72 shares)                                       -         -        391          -        727         -          -         1,118
Stock option expense                                -         -        996          -          -         -          -           996
Treasury stock purchases                       (1,091)        -          -          -          -   (17,398)         -       (17,398)
Treasury stock reissued                             3         -         (8)         -          -        40          -            32
Restricted stock plan shares
  purchased (54 shares)                             -         -       (789)         -          -         -          -          (789)
Restricted stock plan shares earned
  (134 shares)                                      -         -      1,652          -          -         -          -         1,652
Tax effect from stock based
  compensation                                      -         -        434          -          -         -          -           434
Cash dividends declared ($0.10/share)               -         -          -     (1,814)         -         -          -        (1,814)
                                               ------    ------   --------   --------   --------  --------   --------      --------
Balance - December 31, 2006                    71,649    $7,274   $195,210   $306,387   $(14,790) $(17,358)  $ (5,442)     $471,281
                                               ======    ======   ========   ========   ========  ========   ========      ========

See notes to consolidated financial statements.

                                KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  Six Months Ended December 31, 2007
                            (In Thousands, Except Per Share Data, Unaudited)

                                                                                                            Accumulated
                                                 Common Stock                            Unearned              Other
                                               ----------------    Paid-In   Retained      ESOP   Treasury  Comprehensive
                                               Shares    Amount    Capital   Earnings     Shares    Stock     (Loss)          Total
                                               ------    ------   --------   --------   --------  --------   --------      --------
Balance - June 30, 2007                        71,143     7,274   $197,976   $304,970   $(14,063) $(24,361)   $(9,204)     $462,592
Comprehensive income:
  Net income                                        -         -          -      2,406          -         -         -          2,406
  Realized gain on securities available
    for sale, net of income tax of $3               -         -          -          -          -         -         (2)           (2)
  Unrealized gain on securities available
    for sale, net of deferred income tax
    of $5,814                                       -         -          -          -          -         -      9,435         9,435
  Benefit plans, net of deferred income
    tax of $289                                     -         -          -          -          -         -        434           434
                                                                                                                           --------

   Total Comprehensive income                                                                                                12,273
                                                                                                                           --------

ESOP shares committed to be released
  (72 shares)                                       -         -        200          -        728         -          -           928
Dividends contributed for payment of
    ESOP loan                                       -         -         24          -          -         -          -            24
Stock option expense                                -         -        954          -          -         -          -           954
Treasury stock purchases                         (241)        -          -          -          -    (2,989)         -        (2,989)
Treasury stock reissued                             5         -        (13)         -          -        76          -            63
Restricted stock plan shares earned
  (126 shares)                                      -         -      1,542          -          -         -          -         1,542
Tax effect from stock based
  compensation                                      -         -         (6)         -          -         -          -            (6)
Cash dividends declared ($0.10/share)               -         -          -     (1,859)         -         -          -        (1,859)
                                               ------     ------  --------   --------   --------  --------    -------      --------
Balance - December 31, 2007                    70,907     $7,274  $200,677   $305,517   $(13,335) $(27,274)   $   663      $473,522
                                               ======     ======  ========   ========   ========  ========    =======      ========

See notes to consolidated financial statements.

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands, Unaudited)

                                                                                     Six Months Ended
                                                                                       December 31,
                                                                                   ----------------------
                                                                                     2007         2006
                                                                                   ---------    ---------
Cash Flows from Operating Activities:
    Net income                                                                     $   2,406    $   1,473
    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:
        Depreciation and amortization of premises and equipment                          933          992
        Net amortization of premiums, discounts and loan fees and costs                  367          464
        Deferred income taxes                                                            747        2,377
        Amortization of intangible assets                                                220          318
        Amortization of benefit plans' unrecognized net loss, net of gain
          from curtailment and tax effects                                                57            -
        Provision for loan losses                                                         94          277
        Realized gains on sales of securities available for sale                          (5)        (152)
        Increase in cash surrender value of bank owned life insurance                   (276)        (261)
        ESOP, stock option plan and restricted stock plan expenses                     3,424        3,766
        Realized gain on disposition of premises and equipment                             -           (3)
        (Increase) decrease in interest receivable                                      (411)         823
        Increase in other assets                                                        (217)      (4,454)
        Increase (decrease) in interest payable                                          962          (21)
        Decrease in other liabilities                                                   (639)        (450)
                                                                                   ---------    ---------

            Net Cash Provided by Operating Activities                                  7,662        5,149
                                                                                   ---------    ---------
Cash Flows from Investing Activities:
    Purchases of securities available for sale                                          (206)        (189)
    Proceeds from sale of securities available for sale                               44,154      105,823
    Proceeds from calls and maturities of securities available for sale                  656        3,894
    Proceeds from repayments of securities available for sale                            387        1,246
    Purchase of loans                                                                (48,141)     (42,791)
    Net increase in loans receivable                                                 (53,000)     (47,662)
    Purchases of mortgage-backed securities available for sale                       (95,349)     (49,627)
    Principal repayments on mortgage-backed securities available for sale             65,887       69,488
    Additions to premises and equipment                                                 (235)        (998)
    Proceeds from cash settlement on premises and equipment                                -           21
    Purchase of FHLB stock                                                            (9,000)           -
    Redemption of FHLB stock                                                              14          238
                                                                                   ---------    ---------

            Net Cash (Used In) Provided by  Investing Activities                   $ (94,833)   $  39,443
                                                                                   ---------    ---------

                     KEARNY FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                -------------------------------------------------
                            (In Thousands, Unaudited)

                                                                          Six Months Ended
                                                                             December 31,
                                                                        ---------    ---------
                                                                           2007         2006
                                                                        ---------    ---------
Cash Flows from Financing Activities:
    Net (decrease) increase in deposits                                 $ (96,345)   $  36,322
    Repayment of long-term FHLB advances                                     (323)      (5,304)
    Long-term FHLB advances                                               200,000            -
    Decrease in advance payments by borrowers for taxes                      (313)        (394)
    Dividends paid to minority stockholders of Kearny Financial Corp.      (1,870)      (1,855)
    Purchase of common stock of Kearny Financial Corp. for treasury        (2,989)     (17,398)
    Treasury stock reissued                                                    63           32
    Purchase of common stock of Kearny Financial Corp. for restricted
     stock plan                                                                 -         (789)
    Dividends contributed for payment of ESOP loan                             24            -
    Tax (expense) benefit from stock based compensation                        (6)         434
                                                                        ---------    ---------

            Net Cash Provided by Financing Activities                   $  98,241    $  11,048
                                                                        ---------    ---------

            Net (Decrease) Increase in Cash and Cash Equivalents        $ (11,070)   $  55,640

Cash and Cash Equivalents - Beginning                                     163,341      230,279
                                                                        ---------    ---------

Cash and Cash Equivalents - Ending                                      $ 174,411    $ 285,919
                                                                        =========    =========

Supplemental Disclosures of Cash Flows Information:
    Cash paid during the year for:
        Income taxes, net of refunds                                    $     868    $   1,247
                                                                        =========    =========

        Interest                                                        $  24,027    $  24,520
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

2.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, in the opinion of management, all adjustments (consisting of normal adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month and six-month periods ended December 31, 2007, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statements of financial condition for June 30, 2007 was derived from the Company's annual report on Form 10-K. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders' equity and cash flows should be read in conjunction with the 2007 consolidated financial statements, including the notes thereto included in the Company's annual report on Form 10-K.

3.  NET INCOME PER COMMON SHARE ("EPS")
--------------------------------------

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

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share computations:

                                          Three Months Ended                            Six Months Ended
                                           December 31, 2007                            December 31, 2007
                                 --------------------------------------     ------------------------------------------
                                   Income         Shares       Per            Income           Shares         Per
                                 (Numerator)  (Denominator)   Amount       (Numerator)      (Denominator)   Amount
                                 -----------  -------------   ------       -----------      -------------   ------
                                (In Thousands, Except Per Share Data)       (In Thousands, Except Per Share Data)
Net income                        $    1,376                             $        2,406
                                  ==========                             ==============
Basic earnings per share,
     income available to
     common stockholders          $    1,376       68,808   $     0.02   $        2,406           68,763   $     0.03
                                                            ==========                                     ==========
Effect of dilutive securities:
     Stock options                      -               4                        -                     9
     Restricted stock awards            -             145                        -                   174
                                  ----------       ------   ----------   --------------           ------   ----------

                                  $    1,376       68,957   $     0.02   $        2,406           68,946   $     0.03
                                  ==========       ======   ==========   ==============           ======   ==========

                                          Three Months Ended                            Six Months Ended
                                           December 31, 2006                            December 31, 2006
                                 --------------------------------------     ------------------------------------------
                                   Income         Shares       Per            Income           Shares         Per
                                 (Numerator)  (Denominator)   Amount       (Numerator)      (Denominator)   Amount
                                 -----------  -------------   ------       -----------      -------------   ------
                                (In Thousands, Except Per Share Data)       (In Thousands, Except Per Share Data)

Net income                        $       547                             $       1,473
                                  ==========                             ==============
Basic earnings per share,
     income available to
     common stockholders          $       547      69,258   $      0.01   $       1,473           69,505   $     0.02
                                                            ==========                                     ==========
Effect of dilutive securities:
     Stock options                      -             217                        -                   109
     Restricted stock awards            -             278                        -                   287
                                  ----------       ------   ----------   --------------           ------   ----------

                                  $       547      69,753   $      0.01   $       1,473           69,901   $     0.02
                                  ===========      ======   ===========   =============           ======   ==========

4.  DIVIDEND WAIVER
-------------------

During the quarter and six months ended December 31, 2007, Kearny MHC, the federally chartered mutual holding company of the Company waived its right, in accordance with the non-objection previously granted by the Office of Thrift Supervision, to receive cash dividends of approximately $2.5 million and $5.1 million, respectively, declared on the shares of Company common stock it owns.

5.  STOCK REPURCHASES PLAN
--------------------------

On January 18, 2007, the Company announced that the Board of Directors authorized an additional stock repurchase plan to acquire up to 1,036,634 shares, or 5% of the Company's outstanding stock held by persons other than Kearny MHC. Such purchases will be made from time to time in the open market or in privately negotiated stock purchases, based on stock availability, price and the Company's financial performance. During the quarter ended December 31, 2007, the Company purchased 207,400 shares at a cost of $2.5 million, or approximately $12.15 per share. The total purchased under this plan through December 31, 2007 was 758,400 shares at a cost of $10.2 million, or approximately $13.40 per share.

xxxx
6. BENEFIT PLANS - COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank's Benefit Equalization Plan, Postretirement Welfare Plan and Directors' Consultation and Retirement Plan:

                                                     Three Months                  Six Months
                                                   Ended December 31,           Ended December 31,
                                                  --------------------        ---------------------
                                                   2007          2006          2007           2006
                                                  ------        ------        ------         ------
                                                    (In Thousands)               (In Thousands)

Service cost                                      $  40         $  57         $  79          $ 114
Interest cost                                        81            85           163            170
Curtailment (Gain)                                    -             -           (35)             -
Amortization of unrecognized transition
   obligation                                        11            11            22             22
Amortization of unrecognized past service
   liability                                         18            14            35             28
Amortization of unrecognized net actuarial loss      36            46            73             92
                                                  -----         -----         -----          -----

Net periodic benefit expense                      $ 186         $ 213         $ 337          $ 426
                                                  =====         =====         =====          =====

Effective July 1, 2007, the Company implemented a freeze on all future benefit accruals under the Bank's non-contributory defined benefit pension plan and related benefit equalization plan. A curtailment gain of $682,000 related to the reduction in the projected benefit obligation for the benefit equalization plan was applied against the unrecognized net actuarial loss. In addition, a curtailment gain of $35,000 was recorded as part of the net periodic benefit expense due to the immediate recognition of the unrecognized prior service cost for the benefit equalization plan during the quarter ended September 30, 2007.

7.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial condition, results of operations and cash flows.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, "Effective Date of FASB Statement No. 157," that would permit a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies SFAS No. 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 157-b on its consolidated financial condition, results of operations and cash flows.

In September 2006, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The new guidance is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is currently evaluating the impact of adopting EITF Issue No. 06-4 on its financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The implementation of this standard did not have and is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company July 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements." EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

FASB statement No. 141 (R) "Business Combinations" was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. This new pronouncement may have a material impact on the Company's financial statements in future periods.

Staff Accounting Bulletin ("SAB") No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14 "Share-Based Payment," of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company expects that SAB 110 will not have an impact on its consolidated financial statements.

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

Comparison of Financial Condition at December 31, 2007 and June 30, 2007

Total assets increased $113.6 million or 5.9%, to $2.03 billion at December 31, 2007 from $1.92 billion at June 30, 2007. The increase was due primarily to increases of $100.9 million, $44.1 million and $11.1 million, respectively, in net loans receivable, mortgage-backed securities and cash and equivalents. Partially offsetting these increases was a decrease of $44.7 million in securities.

Cash and cash equivalents, consisting primarily of interest-bearing deposits in other banks increased $11.1 million or 6.8%, to $174.4 million at December 31, 2007 from $163.3 million at June 30, 2007. The Bank borrowed $200.0 million from the Federal Home Loan Bank during the six months ended December 31, 2007 to replenish liquidity depleted by loan originations and deposit outflows.

Between June 30, 2007 and December 31, 2007, the securities portfolio, all of which is classified as available for sale, decreased $44.7 million or 50.3%, to $44.2 million from $88.9 million. The decrease resulted from a decrease in amortized cost of $45.0 million due primarily to the sale of securities, partially offset by a $353,000 decrease in unrealized losses. During the six months ended December 31, 2007, management sold securities from the municipal bond portfolio with an amortized cost of $44.1 million, which resulted in a gain of $5,000. The decision to sell municipal bonds was prompted by the below market yield on such bonds as well as the overall decline in the Company's pre-tax income, which reduces the advantage of holding tax-exempt instruments. With respect to the remaining municipal bond portfolio, management will continue to assess its value given the improvement in pre-tax income and declining interest rates versus a preference for securities that provide a steady cash flow.

Loans receivable, net of deferred fees and costs and the allowance for loan losses, increased $100.9 million or 11.7%, to $961.4 million at December 31, 2007, compared to $860.5 million at June 30, 2007. Consistent with the Bank's business plan, management continued to emphasize growth of the loan portfolio to increase interest income during the six months ended December 31, 2007. Total loans constituted 47.6% of assets at December 31, 2007, compared to 45.1% at June 30, 2007.

Between June 30, 2007 and December 31, 2007, loan growth was concentrated in one-to-four family residential first mortgage loans, which increased by $66.9 million to $626.2 million at December 31, 2007. Nonresidential mortgages increased by $23.1 million to $164.6 million at December 31, 2007. Multi-family mortgages increased by $2.7 million to $20.4 million at December 31, 2007. Home equity loans increased by $6.6 million to $120.2 million at December 31, 2007. Commercial loans increased by $1.8 million and totaled $6.0 million at December 31, 2007. There was a nominal decrease in the disbursed portion of home equity lines of credit of $320,000 to $12.4 million and the unused balance decreased $988,000 to $25.2 million at December 31, 2007. Construction loans outstanding and gross construction loans increased $902,000 to $12.3 million and $6.2 million to $22.7 million, respectively, at December 31, 2007. To supplement the Bank's in-house loan originations, management purchased one-to-four family residential mortgages totaling $48.1 million during the six months ended December 31, 2007. The Bank does not originate or purchase any interest only mortgages, pay option adjustable rate mortgages or sub-prime mortgages.

Between June 30, 2007 and December 31, 2007, the mortgage-backed securities portfolio, all of which is classified as available for sale, increased by $44.1 million or 6.8%, to $687.9 million from $643.8 million. The increase resulted from a $14.9 million decrease in unrealized losses due to declining interest rates and purchases totaling $95.3 million, partially offset by principal repayments and maturities of $65.9 million. Management purchased mortgage-backed securities issued by Fannie Mae or Freddie Mac composed of $55.2 million of adjustable rate mortgages and $15.3 million of 30 year fixed rate Community Reinvestment Act eligible issues needed to meet CRA investment requirements. Management also implemented a nominal leverage strategy utilizing a part of the proceeds from Federal Home Loan Bank ("FHLB") advances taken during the quarter ended September 30, 2007 to fund the purchase of $24.8 million of 15 year and 20 year fixed rate mortgage-backed securities. Generally, cash flows from principal and interest payments were redeployed to fund the purchases of additional securities. Of particular significance management believes that the Bank does not have sub-prime exposure in its mortgage-backed securities portfolio.

FHLB of New York stock increased $8.9 million or 211.9%, to $13.1 million at December 31, 2007, compared to $4.2 million at June 30, 2007 due to a required purchase of stock related to the $200.0 million increase in advances from FHLB. The FHLB declared an 8.40% annualized cash dividend for the quarter ended December 31, 2007, which followed a cash dividend paid at an annualized rate of 8.05% for the quarter ended September 30, 2007.

Deposits decreased $96.3 million or 6.8%, to $1.32 billion at December 31, 2007, compared to $1.41 billion at June 30, 2007. During the six months, certificates of deposit, savings deposits and non-interest-bearing demand accounts decreased $76.3 million, $17.1 million and $2.9 million, respectively. Interest-bearing demand deposits were virtually unchanged during the period. At December 31, 2007, deposits included certificates of deposit totaling $811.7 million, savings deposits totaling $301.2 million, non-interest-bearing demand accounts totaling $53.5 million and interest-bearing demand deposits totaling $149.0 million. Deposits decreased $73.4 million during the quarter ended September 30, 2007, but as expected, deposit attrition slowed to $22.9 million during the quarter ended December 31, 2007 due to the recent reductions in the federal funds rate by the Federal Reserve Board of Governors, amounting to a 100 basis point cut in aggregate, which appear to be gradually lowering interest rates in the marketplace. Management believes the effect of additional interest rate cuts in the marketplace and investor concerns about the direction of the stock market may reverse the outflow of deposits during the next quarter.

FHLB advances increased $199.7 million or 700.7%, to $228.2 million at December 31, 2007, compared to $28.5 million at June 30, 2007. The increase in borrowings resulted primarily from a need to replenish liquidity utilized to fund loan originations and deposit outflows and make cash available for potential implementation of growth and diversification strategies related to execution of the Company's business plan. In the current interest rate environment management considers long-term advances to be a favorable alternative to certificates of deposit. The $200.0 million in long-term advances have a ten year term. Partially offsetting the increase was $323,000 in scheduled principal payments on amortizing advances.

During the six months ended December 31, 2007, stockholders' equity increased $10.9 million or 2.4%, to $473.5 million from $462.6 million at June 30, 2007. The increase was primarily the result of a $9.9 million increase in accumulated other comprehensive income due to mark-to-market adjustments to the available for sale securities portfolio and benefit plan related amortization from accumulated other comprehensive income pursuant to SFAS No. 158. Also contributing to the increase was net income for the period of $2.4 million, the release of $928,000 of Employee Stock Ownership Plan shares and $1.5 million of restricted stock plan shares and an addition to paid-in capital of $954,000 for the expensing of stock options. Partially offsetting the increase was a $2.9 million increase in treasury stock due to the purchase of 241,800 shares of the Company's common stock at a cost of $3.0 million, partially offset by shares reissued for stock option exercises; and $1.9 million in cash dividends declared for payment to minority shareholders. The Company's dividend was $0.10 per share in aggregate for the two quarters.

Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006

General. Net income for the quarter ended December 31, 2007 was $1.4 million or $0.02 per diluted share, an increase of $829,000 or 151.6%, from $547,000 or $0.01 per diluted share for the quarter ended December 31, 2006. The increase in net income year-over-year resulted from an increase in net interest income and decreases in the provision for loan losses and in non-interest expense, partially offset by a decrease in non-interest income and an increase in income taxes.

Net Interest Income. Net interest income for the quarter ended December 31, 2007 was $11.7 million, an increase of $479,000 or 4.3%, compared to $11.2 million for the quarter ended December 31, 2006. The increase in net interest income was due to an increase in interest income, partially offset by an increase in interest expense.

The Company's net interest rate spread was 1.80% during the quarter ended December 31, 2007 compared to 1.65% during the quarter ended December 31, 2006. Year-over-year, the yield on average interest-earning assets increased 24 basis points to 5.37% while the cost of average interest-bearing liabilities increased nine basis points to 3.57%. The increase in the yield on average interest-earning assets was due to increases in the yields on average loans receivable, mortgage-backed securities and securities, partially offset by a decrease in the yield on other interest-earning assets. The cost of average interest-bearing liabilities increased due to an increase in the cost of average interest-bearing deposits partially offset by a decrease in the cost of average borrowings. The Bank continues to be liability sensitive, with approximately 83.4% of its certificates of deposit re-pricing within twelve months. The recent reductions in the federal funds rate should result in an improvement in net interest income as the cost of interest-bearing deposits begins to decline. However, with loan originations slowing, liquidity will probably remain high; as a consequence the declining yield on cash equivalents, which may fall quickly as interest rates fall, could mitigate the improvement in net interest income.

The Company's net interest margin increased 16 basis points to 2.55% during the quarter ended December 31, 2007, compared with 2.39% during the quarter ended December 31, 2006 resulting from an increase in net interest income and a decrease in average interest-earning assets. Average interest-earning assets during the quarter ended December 31, 2007 were $1.83 billion or $44.0 million less than average interest-earning assets of $1.87 billion during the quarter ended December 31, 2006. Average securities and other interest-earning assets decreased, partially offset by an increase in average loans receivable and mortgage-backed securities, which had a favorable affect on yield. Average interest-bearing liabilities during the quarter ended December 31, 2007 were $1.45 billion or $31.0 million less than average interest-bearing liabilities of $1.48 billion during the quarter ended December 31, 2006. Average interest-bearing deposits decreased, partially offset by an increase in average borrowings. The effect was an increase in cost, but less than what would have occurred had the borrowings not replaced certificates of deposits as a funding source. The ratio of average interest-earning assets to average interest-bearing liabilities was 126.3% during the quarter ended December 31, 2007, compared to 126.6% during the quarter ended December 31, 2006.

Interest Income. Total interest income increased $524,000 or 2.2%, to $24.6 million during the quarter ended December 31, 2007, from $24.1 million during the quarter ended December 31, 2006. The increase in interest income resulted from increases in interest on loans and mortgage-backed securities partially offset by decreases in interest from securities and other interest-earning assets.

Interest income from loans receivable increased $2.8 million or 25.2%, to $13.9 million during the quarter ended December 31, 2007, from $11.1 million during the quarter ended December 31, 2006 due primarily to growth in the portfolio as well as an improvement in yield. Average loans receivable increased $182.0 million to $954.1 million during the quarter ended December 31, 2007, from $772.1 million during the quarter ended December 31, 2006. Consistent with the Bank's business plan, management continued to emphasize growth of the loan portfolio to increase interest income. Average loans receivable constituted 52.1% of average interest-earning assets during the quarter ended December 31, 2007, compared to 41.2% during the quarter ended December 31, 2006. The yield on average loans receivable increased ten basis points to 5.84% during the quarter ended December 31, 2007, compared to 5.74% during the quarter ended December 31, 2006. The improvement in yield was aided by growth in the potentially higher yielding nonresidential and multi-family mortgage categories, with the average balance of the two types increasing $47.0 million or 34.5%, to $183.2 million in aggregate, year-over-year. By comparison, the average balance of one-to-four family mortgages increased $121.9 million or 24.6%, to $616.6 million year-over-year.

Interest income from mortgage-backed securities increased $506,000 or 6.3%, to $8.6 million during the quarter ended December 31, 2007, compared to $8.1 million during the quarter ended December 31, 2006 due to increases in yield and average mortgage-backed securities. Average mortgage-backed securities increased $14.5 million to $689.8 million during the quarter ended December 31, 2007, from $675.3 million during the quarter ended December 31, 2006. The yield on average mortgage-backed securities increased 20 basis points to 4.98% during the quarter ended December 31, 2007, from 4.78% during the quarter ended December 31, 2006. To the extent that the Bank did not need the funds for loan originations, management reinvested cash flows from principal and interest payments into additional mortgage-backed securities, which contributed to the increase in the average balance year-over-year. During the quarter ended September 30, 2007, management implemented a nominal leverage strategy utilizing a part of the proceeds from Federal Home Loan Bank advances to fund the purchase of $24.8 million of 15 year and 20 year fixed rate mortgage-backed securities, which contributed to the increase in the average balance and yield. Rate adjustments on pass-through certificates containing adjustable rate mortgages and higher coupons on securities recently purchased compared to purchases in the year-ago quarter also contributed to the increase in yield.

Interest income from securities decreased $1.2 million or 69.5%, to $539,000 during the quarter ended December 31, 2007, from $1.8 million during the quarter ended December 31, 2006 due to a decrease in average securities partially offset by an increase in yield. Average securities decreased $126.8 million to $46.7 million during the quarter ended December 31, 2007, compared to $173.5 million during the quarter ended December 31, 2006. The decrease in the average balance was due primarily to the sales of municipal bonds, totaling $131.3 million during the fiscal year ended June 30, 2007, and $44.1 million during the six months ended December 31, 2007. Average tax-exempt securities decreased $124.3 million to $23.4 million while average taxable securities decreased $2.5 million to $23.3 million, year-over-year. The proceeds from the sales of the bonds were utilized primarily to fund loan originations and deposit outflows. As for the remaining municipal bond portfolio, management will continue to assess its value given the improvement in pre-tax income and declining interest rates versus a preference for securities that provide a steady cash flow. The yield on average securities improved 54 basis points from 4.07% for the quarter ended December 31, 2006, to 4.61% for the quarter ended December 31, 2007. The higher yield on the securities portfolio resulted primarily from the sale of the lower yielding municipal bonds.

Interest income from other interest-earning assets, primarily cash and cash equivalents, decreased $1.6 million or 50.0%, to $1.6 million during the quarter ended December 31, 2007, from $3.2 million during the quarter ended December 31, 2006. The decrease was due to a decrease in average other interest-bearing assets as well as a decrease in yield. There was a $113.8 million decrease in average other interest-earning assets to $140.5 million during the quarter ended December 31, 2007, from $254.3 million during the quarter ended December 31, 2006. Average cash and cash equivalents decreased, partially offset by an increase in average Federal Home Loan Bank ("FHLB") capital stock. The cash and cash equivalents were used primarily to fund loan originations and deposit outflows. FHLB capital stock increased due to the increase in FHLB advances. With a 100 basis point reduction in the federal funds rate between mid-September and December 31, 2007, the yield on average interest-earning assets decreased 56 basis points to 4.42% during the quarter ended December 31, 2007 from 4.98% during the same quarter a year ago.

Interest Expense. Total interest expense increased $45,000 or 0.3%, virtually unchanged year-over-year at $12.9 million. The cost of average interest-bearing liabilities increased nine basis points to 3.57%, partially offset by a $31.8 million decrease in average interest-bearing liabilities to $1.45 billion during the quarter ended December 31, 2007 compared to $1.48 billion during the year earlier quarter.

Interest expense from deposits decreased $1.1 million or 9.1%, to $11.0 million during the quarter ended December 31, 2007, from $12.1 million during the quarter ended December 31, 2006. The decrease resulted primarily from a decrease in average interest-bearing deposits, partially offset by an increase in the cost of deposits. The cost of average interest-bearing deposits increased eight basis points to 3.48% during the quarter ended December 31, 2007, from 3.40% during the quarter ended December 31, 2006. Average interest-bearing deposits decreased $161.9 million to $1.26 billion during the quarter ended December 31, 2007, from $1.42 billion during the quarter ended December 31, 2006. Average interest-bearing demand deposit accounts increased $19.4 million to $149.3 million and their cost increased eight basis points to 1.97%. The increase was due primarily to an increase in tiered money market deposit accounts, a popular core deposit product. Average savings accounts decreased $34.6 million to $302.2 million and their cost decreased one basis point to 1.11%. Traditional savings accounts continued to suffer attrition as depositors transferred funds to alternative investments, including the Bank's own tiered money market deposit account. Average certificates of deposit decreased $146.7 million to $809.5 million while their cost increased 23 basis points to 4.64%. Though most certificates of deposit attracted by interest rate specials were either withdrawn or re-priced lower at maturity, we retained a significant number of non-promotional certificates of deposit, which re-priced higher at maturity, leading to an increase in the cost of deposits. At December 31, 2006, the Bank had $23.4 million of certificates of deposit with interest rates of less than 3.00%, $301.7 million of certificates of deposit with interest rates of between
3.00 - 3.99%, $259.9 million of certificates of deposit with interest rates of between 4.00 - 4.99% and $368.7 million of certificates of deposit with interest rates of between 5.00 - 5.99%. By December 31, 2007, the stratification adjusted to $16.3 million, $55.1 million, $732.5 million and $7.7 million, respectively. Given the Bank's liability sensitive interest rate risk profile with approximately 83.4% of certificates of deposit maturing within one year, the recent reductions in the federal funds rate, amounting to a 100 basis point cut in aggregate, should contribute to a subsequent decrease in the cost of deposits.

Interest expense from Federal Home Loan Bank borrowings increased $1.2 million or 144.6%, to $2.0 million during the quarter ended December 31, 2007, from $807,000 during the quarter ended December 31, 2006. Average borrowings increased $130.9 million to $189.1 million during the quarter ended December 31, 2007, from $58.2 million during the quarter ended December 31, 2006. The cost of average borrowings decreased 137 basis points to 4.18% during the quarter ended December 31, 2007 from 5.55% during the quarter ended December 31, 2006. The increase in borrowings resulted primarily from a need to replenish liquidity utilized to fund loan originations and deposit outflows and make cash available for potential implementation of growth and diversification strategies related to execution of the Company's business plan. The Bank borrowed $100.0 million during the quarter ended September 30, 2007 and an additional $100.0 million during the quarter ended December 31, 2007 at a weighted average cost of 3.99% and 3.59%, respectively. The advances were a cheaper funding source compared to certificates of deposit.

Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio as required by generally accepted accounting principles and regulatory guidelines outlined in the Interagency Policy Statement last updated in December 2006. We establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment

There was no provision for loan losses during the quarter ended December 31, 2007, compared to an $119,000 provision recorded during the quarter ended December 31, 2006. The decision not to record a provision was based on slowing growth in the loan portfolio as well as asset quality that continues to be good. Non-performing loans were $1.1 million or 0.12%, of total loans of $966.5 million at December 31, 2007; $1.5 million or 0.17%, of total loans of $865.0 million at June 30, 2007 and $639,000 or 0.08%, of total loans of $798.1 million at December 31, 2006. Of particular significance, the Bank does not originate or purchase interest only mortgages, pay option adjustable rate mortgages or sub-prime mortgages. The ratio of net charge-offs to average loans was zero percent during each of the comparative periods.

The allowance for loan losses as a percentage of total loans outstanding was 0.64% at December 31, 2007, 0.70% at June 30, 2007 and 0.72% at December 31,
2006, reflecting allowance balances of $6.1 million, $6.0 million and $5.8 million, respectively. The allowance for loan losses as a percentage of non-performing loans was 540.8% at December 31, 2007, 406.3% at June 30, 2007 and 900.6% at December 31, 2006. There were no material charge-offs or recoveries recorded against the allowance for loan losses during the quarter ended December 31, 2007 compared to a recovery of $27,000 during the year earlier quarter.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2007 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income attributed to fees and service charges from the Bank's retail operations and other miscellaneous income increased $51,000 or 8.2%, to $671,000 during the quarter ended December 31, 2007 compared to $620,000 during the quarter ended December 31, 2006. Fees and service charges increased $51,000 due primarily to the overdraft privilege program introduced in May 2007. Miscellaneous income was unchanged year-over-year.

There was a loss on sale of securities available for sale of $2,000 during the quarter ended December 31, 2007 compared to a gain of $152,000 recorded during the quarter ended December 31, 2006.

Non-Interest Expense. Non-interest expense decreased $1.1 million or 9.8%, to $10.1 million during the quarter ended December 31, 2007, from $11.2 million during the quarter ended December 31, 2006. The decrease in non-interest expense resulted primarily from a decrease in salaries and employee benefits of
$744,000.   Also  contributing   were  decreases  in  advertising   expense  and
amortization of intangible assets of $254,000 and $99,000, respectively and reductions in equipment expense, directors' compensation and miscellaneous expense totaling $64,000 in aggregate. Partially offsetting the decrease was an increase in net occupancy expense of premises of $61,000.

Salaries and employee benefits decreased $744,000 or 11.0%, to $6.0 million during the quarter ended December 31, 2007, compared to $6.7 million during the quarter ended December 31, 2006. The component of salaries and benefits with the most significant reduction was pension plan expense, which decreased $518,000. Effective July 1, 2007, the Company implemented a freeze on all future benefit accruals under the Bank's non-contributory defined benefit pension plan and related benefit equalization plan. The freeze provides additional flexibility in controlling the costs associated with the plans while still preserving the participants' earned and vested benefits. Stock benefits plan expense decreased $76,000 due to a forfeiture of unvested restricted stock and unvested stock options in the prior year. Employee Stock Ownership Plan expense decreased $122,000 due to a decrease in the average market price of the Company's common stock. The remaining components of salaries and benefits expense in the aggregate were virtually unchanged; with normal salary increases partially offset by a decision by the President and CEO of the Company and the Bank, John
N. Hopkins, that he would voluntarily forgo the cash bonus payment approved by the Compensation Committee in November 2007. Mr. Hopkins was motivated to do so as part of the Company's overall cost cutting effort. In December 2006, Mr. Hopkins received a cash bonus payment of $90,000. Normal salary increases were also partially offset by a reduction in staff, due to routine attrition and a conscious decision not to replace those employees.

Net occupancy expense of premises increased $61,000 or 7.3%, to $902,000 during the quarter ended December 31, 2007 from $841,000 during the quarter ended December 31, 2006 due to increases in rent expense, net, repairs and maintenance expense, property taxes expense and utilities expense partially offset by decreases in other components of net occupancy expense of premises.

Advertising expense decreased $254,000 or 62.1%, to $155,000 during the quarter ended December 31, 2007 from $409,000 during the quarter ended December 31, 2006. The decrease in advertising expense between the comparative quarters was due primarily to limiting marketing to loan products, though also at a reduced rate given the slowing demand for loans, to the exclusion of deposit products during the current quarter. This trend will probably change due to recent reductions in the federal funds rate, which appear to be lowering interest rates in the marketplace, thus making our interest rate offerings more competitive.

The $99,000 decrease in the amortization of intangible assets to $60,000 was due to the completion of amortization of an intangible asset acquired during the purchase of West Essex Bank in 2003. Miscellaneous expense was virtually unchanged at $1.2 million during the quarters ended December 31, 2007 and 2006.

Provision for Income Taxes. The provision for income taxes increased $768,000 to $857,000 during the quarter ended December 31, 2007, from $89,000 during the quarter ended December 31, 2006. The effective tax rate was 38.4% during the quarter ended December 31, 2007, compared to 14.0% during the quarter ended December 31, 2006. The effective tax rate increased due to a reduction in interest from tax-exempt instruments as a percentage of pre-tax income as net income increased. Tax-exempt interest was 9.1% of income before taxes during the quarter ended December 31, 2007 compared to 216.4% during the quarter ended December 31, 2006. During the fiscal year ended June 30 2007, the decision to sell municipal bonds was prompted by the below market yield on such bonds as well as the overall decline in the Company's pre-tax income, which reduces the advantage of holding tax-exempt instruments. With respect to the remaining municipal bond portfolio, management will continue to assess its value given the improvement in pre-tax income and declining interest rates versus a preference for securities that provide a steady cash flow.

Comparison of Operating Results for the Six months Ended December 31, 2007 and 2006

General. Net income for the six months ended December 31, 2007 was $2.4 million or $0.03 per diluted share, an increase of $933,000 or 63.3%, from $1.5 million or $0.02 per diluted share for the six months ended December 31, 2006. The increase in net income year-over-year resulted from increases in net interest income and non-interest income, and decreases in the provision for loan losses and non-interest expense, partially offset by an increase in income taxes.

Net Interest Income. Net interest income for the six months ended December 31, 2007 was $23.0 million, an increase of $163,000 or 0.7%, compared to $22.9 million for the six months ended December 31, 2006. The increase in net interest income was due to an increase in interest income, partially offset by an increase in interest expense.

The Company's net interest rate spread increased five basis points to 1.79% during the six months ended December 31, 2007 from 1.74% during the six months ended December 31, 2006. Year-over-year, the yield on average interest-earning assets increased 28 basis points to 5.36% while the cost of average interest-bearing liabilities increased 23 basis points to 3.57%. The increase in the yield on average interest-earning assets was due to increases in the yields on average loans receivable, mortgage-backed securities and securities, partially offset by a decrease in the yield on other interest-earning assets. The cost of average interest-bearing liabilities increased due to an increase in the cost of average interest-bearing deposits, partially offset by a decrease in the cost of average borrowings. The Bank's cumulative gap position or timing mismatch of potential re-pricing of assets and liabilities continues to be liability sensitive. At December 31, 2006, the Bank's cumulative gap was approximately -16%. At September 30, 2007, the Bank's cumulative gap was approximately -15%. Management does not believe that there has been a material adverse change in the Bank's cumulative gap during the three months ended December 31, 2007. Recent reductions in the federal funds rate should bring an improvement in net interest income as the cost of interest-bearing deposits begins to decline. However, slowing loan originations may mean that liquidity will remain high; as a consequence the declining yield on cash equivalents, which may fall quickly as interest rates fall, could mitigate the improvement in net interest income.

The Company's net interest margin increased 12 basis points to 2.57% during the six months ended December 31, 2007, compared with 2.45% during the six months ended December 31, 2006. Average interest-earning assets during the six months ended December 31, 2007 were $1.79 billion or $72.0 million less than average interest-earning assets of $1.86 billion during the six months ended December 31, 2006. Average securities and other interest-earning assets decreased, partially offset by an increase in average loans receivable, which had a favorable impact on yield. The decrease in average interest-earning assets resulted in part from the use of cash to fund deposit outflows and stock repurchases. Average interest-bearing liabilities during the six months ended December 31, 2007 were $1.40 billion or $66.6 million less than average interest-bearing liabilities of $1.47 billion during the six months ended December 31, 2006. Average interest-bearing deposits decreased, partially offset by an increase in average borrowings. In the current interest rate environment management considers Federal Home Loan Bank advances to be a favorable alternative to certificates of deposit as a funding source. The ratio of average interest-earning assets to average interest-bearing liabilities was 128.1% during the six months ended December 31, 2007, compared to 127.2% during the six months ended December 31, 2006.

Interest Income. Total interest income increased $653,000 or 1.4%, to $48.0 million during the six months ended December 31, 2007, from $47.4 million during the six months ended December 31, 2006. The increase in interest income resulted from increases in interest on loans and mortgage-backed securities partially offset by decreases in interest from securities and other interest-earning assets.

Interest income from loans receivable increased $5.7 million or 26.6%, to $27.1 million during the six months ended December 31, 2007, from $21.4 million during the six months ended December 31, 2006 due primarily to growth in the portfolio as well as an improvement in yield. Average loans receivable increased $180.7 million to $930.4 million during the six months ended December 31, 2007, from $749.7 million during the six months ended December 31, 2006. In keeping with the Bank's business plan, management continued to emphasize growth of the loan portfolio to increase interest income, year-over-year. Average loans receivable constituted 51.9% of average interest-earning assets during the six months ended December 31, 2007, compared to 40.2% during the six months ended December 31, 2006. The yield on average loans receivable increased 12 basis points to 5.83% during the six months ended December 31, 2007, compared to 5.71% during the six months ended December 31, 2006. The improvement in yield was due in part to growth in the nonresidential and multi-family mortgage categories, with the average balance increasing in aggregate $51.4 million to $177.3 million, a change of 40.8% year-over-year. By comparison, the average balances outstanding of one-to-four family mortgages increased $116.4 million or 24.0%, to $600.8 million year-over-year.

Interest income from mortgage-backed securities increased $688,000 or 4.3%, to $16.8 million during the six months ended December 31, 2007, compared to $16.1 million during the six months ended December 31, 2006 due primarily to an increase in yield. Average mortgage-backed securities were virtually unchanged at $679.8 million during the six months ended December 31, 2007 compared to $679.5 million during the six months ended December 31, 2006. Generally, management reinvested cash flows from principal and interest payments into the mortgage-backed securities portfolio to supplement slowing loan originations. The yield on average mortgage-backed securities increased 20 basis points to 4.94% during the six months ended December 31, 2007, from 4.74% during the six months ended December 31, 2006. During the quarter ending September 30, 2007, management implemented a nominal leverage strategy utilizing a part of the proceeds from Federal Home Loan Bank advances to fund the purchase of $24.8 million of 15 year and 20 year fixed rate mortgage-backed securities, which contributed to the increase in yield. Rate adjustments on pass-through certificates containing adjustable rate mortgages and higher coupons on securities purchased during the six months ended December 31, 2007 compared to purchases during the six months ended December 31, 2006 also contributed to the increase in yield. However, falling interest rates could negatively impact the portfolio yield in the future due to the emphasis on purchasing adjustable rate product. During the six months ending December 31, 2007, $55.2 million or 57.9% of the mortgage-backed securities purchased were adjustable rate product.

Interest income from securities decreased $2.6 million or 63.4%, to $1.4 million during the six months ended December 31, 2007, from $4.1 million during the six months ended December 31, 2006 due to a decrease in average securities partially offset by an improvement in yield. Average securities decreased $134.7 million to $65.4 million during the six months ended December 31, 2007, compared to $200.1 million during the six months ended December 31, 2006. The decrease in the average balance was due primarily to the sales of municipal bonds, totaling $131.3 million during the fiscal year ended June 30, 2007, and $44.1 million during the six months ended December 31, 2007. Average tax-exempt securities decreased $131.8 million to $41.9 million while average taxable securities decreased $2.9 million to $23.5 million, year-over-year. To the extent not required to fund loan originations, management reinvested the proceeds from the sales into cash equivalents pending redeployment into other interest-earning assets. The yield on average securities improved 36 basis points from 4.05% for the six months ended December 31, 2006, to 4.41% for the six months ended December 31, 2007. The higher yield on the securities portfolio resulted primarily from the sale of the lower yielding municipal bonds as well as rate adjustments on pass-through certificates containing Small Business Administration adjustable rate loans and adjustable rate trust preferred securities.

Interest income from other interest-earning assets decreased $3.1 million or 53.4%, to $2.7 million during the six months ended December 31, 2007, from $5.8 million during the six months ended December 31, 2006. The decrease was due to a decrease in average other interest-bearing assets, primarily cash and cash equivalents, as well as a decrease in yield. There was a $118.4 million decrease in average other interest-earning assets to $116.3 million during the six months ended December 31, 2007, from $234.7 million during the six months ended December 31, 2006. For the most part, management utilized the cash and cash equivalents to fund loan originations and deposit outflows. Partially offsetting the decrease in cash and cash equivalents, average Federal Home Loan Bank ("FHLB") capital stock increased $3.3 million to $8.6 million due to the increase in FHLB advances. With a 100 basis point reduction in the federal funds rate between mid-September and December 2007, the yield on average interest-earning assets decreased 34 basis points to 4.63% during the six months ended December 31, 2007 compared to 4.97% during the same period in the prior year.

Interest Expense. Total interest expense increased $490,000 or 2.0%, to $25.0 million during the six months ended December 31, 2007, from $24.5 million during the six months ended December 31, 2006. The cost of average interest-bearing liabilities increased 23 basis points to 3.57%, partially offset by a $66.6 million decrease in average interest-bearing liabilities to $1.40 billion during the six months ended December 31, 2007 compared to $1.47 billion during the year earlier six month period.

Interest expense from deposits decreased $617,000 or 2.7%, to $22.2 million during the six months ended December 31, 2007, from $22.8 million during the six months ended December 31, 2006. The decrease resulted primarily from a decrease in average interest-bearing deposits, partially offset by an increase in the cost of deposits. The cost of average interest-bearing deposits increased 25 basis points to 3.50% during the six months ended December 31, 2007, from 3.25% during the six months ended December 31, 2006. Average interest-bearing deposits decreased $135.0 million to $1.27 billion during the six months ended December 31, 2007, from $1.41 billion during the six months ended December 31, 2006. Average interest-bearing demand deposit accounts increased $21.7 million to $149.2 million while their cost increased 24 basis points to 2.03% due to tiered money market deposit accounts introduced to attract core deposits. Average savings accounts decreased $40.6 million to $308.3 million while their cost decreased three basis points to 1.10% as depositors transferred funds to alternative investments, including the Bank's own tiered money market deposit account. Average certificates of deposit decreased $116.1 million to $813.4 million while their cost increased 43 basis points to 4.67%. Management discontinued offering interest rate specials on certificates of deposit during the quarter ended December 31, 2006. During the subsequent year, including the six months ended December 31, 2007 most certificates of deposits attracted by interest rate specials were either withdrawn or re-priced lower at maturity. We retained a significant number of certificates of deposit, which were not the product of interest rate specials. Those accounts generally re-priced higher when they renewed at maturity. Given the Bank's interest rate risk profile, a reduction in interest rates and restoration of a more normal yield curve should aid in improving our profitability. With approximately 83.4% of certificates of deposit maturing within one year, the recent reductions in the federal funds rate, amounting to a 100 basis point cut in aggregate, should contribute to a subsequent decrease in the cost of deposits.

Interest expense from Federal Home Loan Bank borrowings increased $1.1 million or 64.7%, to $2.8 million during the six months ended December 31, 2007, from $1.7 million during the six months ended December 31, 2006. Average borrowings increased $68.4 million to $128.0 million during the six months ended December 31, 2007, from $59.6 million during the six months ended December 31, 2006. The cost of average borrowings decreased 124 basis points to 4.32% during the six months ended December 31, 2007 from 5.56% during the six months ended December 31, 2006. The increase in borrowings resulted primarily from a need to replenish liquidity utilized to fund loan originations and fund deposit outflows and make cash available for potential implementation of growth and diversification strategies related to execution of the Company's business plan. The Bank borrowed $200.0 million during the six months ended December 31, 2007 at a weighted average cost of 3.79% resulting in the decrease in the cost of average borrowings. The advances were determined to be a cheaper funding source compared to certificates of deposit.

Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio as required by generally accepted accounting principles and regulatory guidelines outlined in the Interagency Policy Statement last updated in December 2006. We establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment

The provision for loan losses decreased $183,000, to $94,000 during the six months ended December 31, 2007, from a $277,000 provision recorded during the six months ended December 31, 2006. Management attributes the decrease principally to slowing growth in the loan portfolio and asset quality that continues to be good. Non-performing loans were $1.1 million or 0.12%, of total loans of $966.5 million at December 31, 2007; $1.5 million or 0.17%, of total loans of $865.0 million at June 30, 2007 and $639,000 or 0.08%, of total loans of $798.1 million at December 31, 2006. Of particular significance, the Bank does not originate or purchase interest only mortgages, pay option adjustable rate mortgages or sub-prime mortgages. The ratio of net charge-offs to average loans was zero percent during each of the comparative periods.

The allowance for loan losses as a percentage of total loans outstanding was 0.64% at December 31, 2007, 0.70% at June 30, 2007 and 0.72% at December 31,
2006, reflecting allowance balances of $6.1 million, $6.0 million and $5.8 million, respectively. The allowance for loan losses as a percentage of non-performing loans was 540.8% at December 31, 2007, 406.3% at June 30, 2007 and 900.6% at December 31, 2006. There were no material charge-offs or recoveries recorded against the allowance for loan losses during the six months ended December 31, 2007 compared to a recovery of $27,000 during the year earlier period.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2007 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income attributed to fees and service charges from the Bank's retail operations and other miscellaneous income increased $188,000 or 15.8%, to $1.4 million during the six months ended December 31, 2007 compared to $1.2 million during the six months ended December 31, 2006. Fees and service charges increased $158,000 due primarily to the overdraft privilege program introduced in May 2007. Miscellaneous income increased $30,000 year-over-year.

Non-interest income attributed to the gain on sale of securities available for sale was $5,000 during the six months ended December 31, 2007 compared to a $152,000 gain recorded during the six months ended December 31, 2006.

Non-Interest Expense. Non-interest expense decreased $1.8 million or 8.1%, to $20.5 million during the six months ended December 31, 2007, from $22.3 million during the six months ended December 31, 2006. The decrease in non-interest expense resulted primarily from a decrease in salaries and employee benefits of $1.2 million. Also contributing were decreases in advertising expense, amortization of intangible assets and directors' compensation of $396,000, $99,000 and $108,000, respectively, and reductions in equipment expense and miscellaneous expense totaling $96,000 in aggregate. Partially offsetting the decrease was an increase in net occupancy expense of premises of $93,000.

Salaries and employee benefits decreased $1.2 million or 8.9%, to $12.3 million during the six months ended December 31, 2007, compared to $13.5 million during the six months ended December 31, 2006. The component of salaries and benefits with the most significant reduction was pension plan expense, which decreased $887,000. Effective July 1, 2007, the Company implemented a freeze on all future benefit accruals under the Bank's non-contributory defined benefit pension plan and related benefit equalization plan. The freeze provides additional flexibility in controlling the costs associated with the plans while still preserving the participants' earned and vested benefits. Stock benefits plan expense decreased $151,000 due to a forfeiture of unvested restricted stock and unvested stock options in the prior year. Employee Stock Ownership Plan expense decreased $189,000 due to a decrease in the average market price of the Company's common stock. The remaining components of salaries and benefits expense in the aggregate were virtually unchanged; with normal salary increases partially offset by a decision by the President and CEO of the Company and the Bank, John N. Hopkins, that he would voluntarily forgo the cash bonus payment approved by the Compensation Committee in November 2007. Mr. Hopkins was motivated to do so as part of the Company's overall cost cutting effort. Mr. Hopkins previously received a cash bonus payment of $90,000 in December 2006. Also normal salary increases were partially offset by a reduction in staff, due to routine attrition and a conscious decision not to replace those employees.

Net occupancy expense of premises increased $93,000 or 5.5%, to $1.8 million during the six months ended December 31, 2007 from $1.7 million during the six months ended December 31, 2006 due to increases in rent expense, net, repairs and maintenance expense, property taxes expense and utilities expense partially offset by decreases in depreciation and other expenses.

Advertising expense decreased $396,000 or 49.4%, to $406,000 during the six months ended December 31, 2007 from $802,000 during the six months ended December 31, 2006. During the current period, management generally devoted the Bank's advertising to loan products while temporarily discontinuing the marketing of deposit products. This trend will probably change due to recent reductions in the federal funds rate, which appear to be lowering interest rates in the marketplace, thus making our interest rate offerings more competitive.

The $99,000 decrease in the amortization of intangible assets to $219,000 was due to the completion of amortization of an intangible asset acquired during the purchase of West Essex Bank in 2003.

Directors' compensation decreased $108,000 or 8.9%, to $1.1 million during the six months ended December 31, 2007, compared to $1.2 million during the six months ended December 31, 2006. Fees decreased $16,000 to $330,000 and other directors' compensation decreased $92,000 to zero due primarily to freezing the directors' incentive compensation plan.

Miscellaneous expense was virtually unchanged at $2.2 million during the six months ended December 31, 2007 and 2006.

Provision  for Income  Taxes.  The  provision  for income taxes  increased  $1.3 million to $1.5 million during the six months ended December 31, 2007, from $165,000 during the six months ended December 31, 2006. The effective tax rate was 37.7% during the quarter ended December 31, 2007, compared to 10.1% during the quarter ended December 31, 2006. The effective tax rate increased due to a reduction in interest from tax-exempt instruments as a percentage of pre-tax income as net income increased. Tax-exempt interest was 19.5% of income before taxes during the six months ended December 31, 2007 compared to 199.1% during the six months ended December 31, 2006. During the fiscal year ended June 30, 2007, the decision to sell municipal bonds was prompted by the below market yield on such bonds as well as the overall decline in the Company's pre-tax income, which reduces the advantage of holding tax-exempt instruments. With respect to the remaining municipal bond portfolio, management will continue to assess its value given the improvement in pre-tax income and declining interest rates versus a preference for securities that provide a steady cash flow.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of the Company's operating, investing and financing activities. For detail on operating, investing and financing activities see the Consolidated Statements of Cash Flows for the six months ended December 31, 2007. The primary sources of funds are deposits, principal amortization, principal prepayments and maturities of mortgage-backed securities and loans receivable; maturities of securities and funds provided from operations. In addition, excess funds are invested in short-term interest-earning assets such as overnight deposits, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.

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

During the fiscal year ended June 30, 2007 and continuing into the current fiscal year, to the extent that the Bank did not need the funds for loan originations, management maintained liquidity at an elevated level while the Treasury yield curve remained inverted or flat. However, the 100 basis point decrease in the federal funds rate prior to December 31, 2007 followed by the 125 basis point decrease in January 2008 caused the Treasury yield curve to revert to its more traditional shape. As a consequence, despite the Bank's business plan which calls for increasing the loan portfolio and reducing its reliance on securities and other interest-earning assets to generate interest income, management expects to redeploy excess liquidity into mortgage-backed securities to supplement loan originations. Borrower demand has decreased due to the slowing economy and is expected to remain sluggish for at least the balance of 2008.

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At December 31, 2007, the Bank had outstanding commitments to originate loans of $14.6 million, commitments to fund the purchase of loans on a flow basis of $25.4 million, construction loans in process of $10.4 million and unused lines of credit of $28.1 million. At December 31, 2007, the Bank had $676.9 million of certificates of deposit maturing within one year.

Deposits decreased $22.9 million to $1.32 billion at December 31, 2007, from $1.34 billion at September 30, 2007. During the quarter, certificates of deposit, savings deposits, interest-bearing demand accounts and non-interest-bearing demand accounts decreased $14.0 million, $5.1 million, $2.3 million and $1.5 million, respectively. As expected, deposit attrition slowed during the quarter due to the recent reductions in the federal funds rate by the Federal Reserve Board of Governors, amounting to a 100 basis point cut in aggregate, which appear to be gradually lowering interest rates in the marketplace. Management believes the effect of additional interest rate cuts in the marketplace and investor concerns about the direction of the stock market may reverse the outflow of deposits during the next quarter.

Borrowings from the Federal Home Loan Bank ("FHLB") of New York are available to supplement the Bank's liquidity position and to the extent that maturing deposits do not remain with us, we may replace the funds with borrowings. The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit of $200.0 million or by taking additional short-term or long-term advances. The Bank borrowed $100.0 million in ten-year advances during the quarter ended September 30, 2007 with $50.0 million callable after one year and $50.0 million callable after two years. The Bank borrowed an additional
$100.0 in ten-year advances during the quarter ended December 31, 2007 with $50.0 million callable after one year and $50.0 million after two years. The current cost of long-term advances, relative to the cost of retail certificates of deposit, makes them an attractive funding source. There was no need to make use of overnight borrowings during the quarter ended December 31, 2007, due to adequate liquidity.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2007, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision (the "OTS").

The following table sets forth the Bank's capital position at December 31, 2007, as compared to the minimum regulatory capital requirements:


                                                                December 31, 2007 (Unaudited)
                                        ------------------------------------------------------------------------------
                                                                                                     To Be Well
                                                                                                 Capitalized Under
                                                                        Minimum Capital          Prompt Corrective
                                                   Actual                 Requirements           Action Provisions
                                             ------------------         ------------------       -------------------
                                             Amount       Ratio         Amount       Ratio        Amount       Ratio
                                             ------       -----         ------       -----        ------       -----
                                                                    (Dollars in Thousands)
Total Capital
  (to risk-weighted assets)                 351,966       39.41%    $   71,450        8.00%    $  89,312        10.00%

Tier 1 Capital
  (to risk-weighted assets)                 345,823       38.72%         -            -        $  53,587         6.00%

Core (Tier 1) Capital
  (to adjusted total assets)                345,823       18.04%    $   76,661        4.00%    $  95,826         5.00%

Tangible Capital
  (to adjusted total assets)                345,823       18.04%    $   28,748        1.50%        -             -


In August 2007, the Bank received approval from the OTS for a $19.0 million capital distribution to the Company. However, future dividend requests will require closer OTS scrutiny due to the Bank's compressed earnings. The cash dividend was paid in November 2007.

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

The following table sets forth the Bank's NPV as of September 30, 2007, the most recent date for which the Bank has received the Bank's NPV as calculated by the OTS. Management does not believe that there has been a material adverse change in the Bank's interest rate risk during the three months ended December 31, 2007.

                                                              At September 30, 2007
                            ------------------------------------------------------------------------------------------
                                                                                  Net Portfolio Value
                                  Net Portfolio Value                       as % of Present Value of Assets
                            ---------------------------------     ----------------------------------------------------
                                                                                     Net Portfolio       Basis Point
 Changes in Rates (1)         $ Amount           $ Change           % Change          Value Ratio          Change
-----------------------     --------------     --------------     --------------     --------------     --------------
                                     (In Thousands)
       +300 bp                286,609           -112,625               -28%             16.25%            -479 bp
       +200 bp                326,411            -72,823               -18%             18.04%            -301 bp
       +100 bp                364,755            -34,479                -9%             19.66%            -138 bp
        +50 bp                382,893            -16,341                -4%             20.40%             -64 bp
          0 bp                399,234                  -                 -              21.04%               -
        -50 bp                413,156            +13,922                +3%             21.56%             +52 bp
       -100 bp                424,855            +25,621                +6%             21.99%             +94 bp
       -200 bp                440,094            +40,860               +10%             22.46%            +142 bp

(1) The -300 bp scenario is not shown due to the low prevailing interest rate environment.

This analysis also indicated that as of September 30, 2007 an immediate and permanent 2.0% increase in interest rates would cause an approximately 9.8% decrease in our net interest income. Conversely, an immediate and permanent 2.0% decrease in interest rates would cause an approximately 9.9% increase in our net interest income.

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

                                     PART II


     ITEM 1.        Legal Proceedings
                    -----------------

                    At December 31, 2007, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

     ITEM 1A.       Risk Factors
                    ------------

                    Management of the Company does not believe there has been any material changes with regard to the Risk Factors previously disclosed under Item 1A. of the Company's Form 10-K for the year ended June 30, 2007, previously filed with the Securities and Exchange Commission.

     ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds
                    -----------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES

                    The   following   table   reports   information    regarding
                    repurchases of the Company's common stock during the quarter ended December 31, 2007.

--------------------------------------------------------------------------------------------
                                                       Total Number of       Maximum
                                                            Shares          Number of
                                                         Purchased as       Shares that
                               Total                   Part of Publicly     May Yet Be
                             Number of       Average      Announced       Purchased Under
                              Shares        Price Paid     Plans or         the Plans or
                             Purchased      per Share      Program           Programs (1)
--------------------------------------------------------------------------------------------
 October 1-31, 2007                -              -              -             485,634
--------------------------------------------------------------------------------------------
 November 1-30, 2007          79,700         $11.96         79,700             405,934
--------------------------------------------------------------------------------------------
 December 1-31, 2007         127,700         $12.27        127,700             278,234
--------------------------------------------------------------------------------------------
 Total                       207,400         $12.15        207,400             278,234
--------------------------------------------------------------------------------------------

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

     ITEM 4.        Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------

                    The Annual Meeting of Stockholders (the "Meeting") of the Company was held on October 22, 2007. There were outstanding and entitled to vote at the Meeting 71,113,937 shares of Common Stock of the Company, including 50,916,250 shares held by Kearny MHC, the mutual holding company parent of the Company. Kearny MHC voted its shares in favor of all proposals. There were present at the meeting or by proxy the holders of 68,074,723 shares of Common Stock representing 93.5% of the total eligible votes to be cast. Proposal 1 was to elect three directors of the Company. Proposal 2 was to ratify the appointment of the independent auditor for the fiscal year ending June 30, 2008. The result of the voting at the Meeting is as follows:

                    Proposal 1:
                    John J. Mazur, Jr.     FOR:      67,551,371           WITHHELD:      523,352
                    Matthew T. McClane     FOR:      67,553,574           WITHHELD:      521,149
                    John F. McGovern       FOR:      67,561,518           WITHHELD:      513,205


                    Proposal 2:
                    Ratification of the appointment of Beard Miller Company LLP as independent auditor.
                                           FOR:      67,790,951
                                           AGAINST:     221,294
                                           ABSTAIN:      62,478

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

                    10.11 Stock Option Plan (3)
                    10.12 Restricted Stock Plan (3)
                    10.13 Kearny Federal Savings Bank Director Life Insurance Agreement (4)
                    10.14 Kearny Federal Savings Bank Executive Life Insurance Agreement (4)
                    10.15 Kearny Financial Corp. Directors Incentive Compensation Plan (5)
                    11.0 Statement regarding computation of earnings per share (Filed herewith).
                    31.0 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                    32.0 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                ----------------------------------------------------------------------------------

                    (1) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-118815).
                    (2) Incorporated by reference to the exhibit to the Registrant's Form 8-K filed on July 21, 2005. (File No. 000-51093).
                    (3) Incorporated by reference to the Registrant's definitive proxy statement filed September 30, 2005 (File No. 000-51093).
                    (4) Incorporated by reference to the exhibits to the Registrant's Form 8-K filed on August 18, 2005. (File No. 000-51093).
                    (5) Incorporated by reference to the exhibit to the Registrant's Form 8-K filed on December 9, 2005 (File No. 000-51093).

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.


                               KEARNY FINANCIAL CORP.

Date:      February 7, 2008    By: /s/ John N. Hopkins
           -----------------       ---------------------------------------------
                                   John N. Hopkins
                                   President and Chief Executive Officer
                                   (Duly  authorized  officer  and  principal
                                   executive officer)

Date:      February 7, 2008    By: /s/ William C. Ledgerwood
           -----------------       ---------------------------------------------
                                   William C. Ledgerwood
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal financial officer)