Form 10-Q
period 2008-03-31
Kearny Financial Corp.
filed 2008-05-12
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004-3510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	973-244-4500

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 1, 2008.

$0.10 par value common stock - 70,628,303 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at March 31, 2008 and June 30, 2007 (Unaudited)	1

Consolidated Statements of Income for the Three Months and Nine Months
	Ended March 31, 2008 and 2007 (Unaudited)	2-3

Consolidated Statements of Changes in Stockholders’ Equity for the Nine
	Months Ended March 31, 2008 and 2007 (Unaudited)	4-5

Consolidated Statements of Cash Flows for the Nine
	Months Ended March 31, 2008 and 2007 (Unaudited)	6-7

	Notes to Consolidated Financial Statements	8-12

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	13-28

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	29-30

Item 4:	Controls and Procedures	31

PART II - OTHER INFORMATION		32-34

SIGNATURES		35

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share Data, Unaudited)

	March 31,	June 30,
	2008	2007
Assets

Cash and amounts due from depository institutions	$17,888	$18,999
Interest-bearing deposits in other banks	131,926	144,342

Cash and Cash Equivalents	149,814	163,341

Securities available for sale (amortized cost $41,040 and $90,580)	39,384	88,869
Loans receivable, including net deferred loan costs of $1,057 and $1,511	953,355	866,542
Less allowance for loan losses	(6,135)	(6,049)

Net Loans Receivable	947,220	860,493

Mortgage-backed securities available for sale (amortized cost $752,457 and $655,123)	762,026	643,779
Premises and equipment	35,041	35,369
Federal Home Loan Bank of New York (“FHLB”) stock	12,690	4,162
Interest receivable	8,712	8,028
Goodwill	82,263	82,263
Bank owned life insurance	15,568	15,154
Other assets	7,321	15,795

Total Assets	$2,060,039	$1,917,253

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$53,705	$56,339
Interest-bearing	1,296,969	1,355,374

Total Deposits	1,350,674	1,411,713

Advances from FHLB	218,000	28,488
Advance payments by borrowers for taxes	5,366	5,460
Other liabilities	8,714	9,000

Total Liabilities	1,582,754	1,454,661

Stockholders’ Equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares issued; 70,628,303 and 71,143,337 shares outstanding, respectively	7,274	7,274
Paid-in capital	201,966	197,976
Retained earnings	307,273	304,970
Unearned Employee Stock Ownership Plan shares; 1,297,152 shares
and 1,406,258 shares, respectively	(12,972)	(14,063)
Treasury stock, at cost; 2,109,197 shares and 1,594,163 shares, respectively	(30,479)	(24,361)
Accumulated other comprehensive income (loss)	4,223	(9,204)

Total Stockholders’ Equity	477,285	462,592

Total Liabilities and Stockholders’ Equity	$2,060,039	$1,917,253

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Interest Income:
Loans	$13,906	$11,658	$41,014	$33,044
Mortgage-backed securities	8,665	8,095	25,451	24,193
Securities:
Taxable	279	351	966	1,141
Tax-exempt	161	825	914	4,086
Other interest-earning assets	1,543	3,229	4,233	9,065

Total Interest Income	24,554	24,158	72,578	71,529

Interest Expense:
Deposits	10,650	12,150	32,874	34,991
Borrowings	2,293	754	5,058	2,412

Total Interest Expense	12,943	12,904	37,932	37,403

Net Interest Income	11,611	11,254	34,646	34,126

Provision for Loan Losses	—	101	94	378

Net Interest Income after Provision
for Loan Losses	11,611	11,153	34,552	33,748

Non-Interest Income:
Fees and service charges	334	188	996	692
Gain (loss) on sale of securities available for sale	(5)	(97)	0	55
Miscellaneous	341	392	1,055	1,076

Total Non-Interest Income	670	483	2,051	1,823

Non-interest expenses:
Salaries and employee benefits	6,035	7,070	18,360	20,623
Net occupancy expense of premises	1,001	895	2,793	2,594
Equipment	1,067	1,098	3,190	3,274
Advertising	186	362	592	1,164
Federal insurance premium	138	144	419	428
Amortization of intangible assets	11	159	230	477
Directors’ compensation	576	544	1,686	1,762
Miscellaneous	1,056	1,030	3,260	3,277

Total Non-Interest Expenses	10,070	11,302	30,530	33,599

Income before Income Taxes	2,211	334	6,073	1,972
Income Taxes	(462)	92	994	257

Net Income	$2,673	$242	$5,079	$1,715

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net Income per Common Share (EPS):
Basic	$0.04	$0.00	$0.07	$0.02
Diluted	0.04	0.00	0.07	0.02

Weighted Average Number of Common Shares Outstanding:
Basic	68,625	69,012	68,718	69,343
Diluted	68,646	69,293	68,841	69,664

Dividends Declared Per Common Share	$0.05	$0.05	$0.15	$0.15

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended March 31, 2007

(In Thousands, Except Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	(Loss)	Total

Balance - June 30, 2006	72,737	$7,274	$192,534	$306,728	$(15,517)	$-	$(15,885)	$475,134
Comprehensive income:
Net income	-	-	-	1,715	-	-	-	1,715
Realized gain on securities available
for sale, net of income tax of $19	-	-	-	-	-	-	(36)	(36)
Unrealized gain on securities available
for sale, net of deferred income tax
of $6,633	-	-	-	-	-	-	12,320	12,320
Total Comprehensive income								13,999

ESOP shares committed to be released
(108 shares)	-	-	576	-	1,091	-	-	1,667
Stock option expense	-	-	1,494	-	-	-	-	1,494
Treasury stock purchases	(1,144)	-	-	-	-	(18,169)	-	(18,169)
Treasury stock reissued	9	-	(27)	-	-	135	-	108
Restricted stock plan shares
purchased (54 shares)	-	-	(789)	-	-	-	-	(789)
Restricted stock plan shares earned
(201 shares)	-	-	2,477	-	-	-	-	2,477
Tax effect from stock based
compensation	-	-	434	-	-	-	-	434
Cash dividends declared ($0.15/share)	-	-	-	(2,768)	-	-	-	(2,768)
Balance - March 31, 2007	71,602	$7,274	$196,699	$305,675	$(14,426)	$(18,034)	$(3,601)	$473,587

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended March 31, 2008

(In Thousands, Except Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income (Loss)	Total

Balance - June 30, 2007	71,143	$7,274	$197,976	$304,970	$(14,063)	$(24,361)	$(9,204)	$462,592
Comprehensive income:
Net income	-	-	-	5,079	-	-	-	5,079
Unrealized gain on securities available
for sale, net of deferred income tax
of $8,015	-	-	-	-	-	-	12,954	12,954
Benefit plans, net of deferred income
tax of $315	-	-	-	-	-	-	473	473
Total Comprehensive income								18,506
ESOP shares committed to be released
(108 shares)	-	-	238	-	1,091	-	-	1,329
Dividends contributed for payment of
ESOP loan	-	-	36	-	-	-	-	36
Stock option expense	-	-	1,431	-	-	-	-	1,431
Treasury stock purchases	(520)	-	-	-	-	(6,194)	-	(6,194)
Treasury stock reissued	5	-	(13)	-	-	76	-	63
Restricted stock plan shares earned
(189 shares)	-	-	2,313	-	-	-	-	2,313
Tax effect from stock based
Compensation	-	-	(15)	-	-	-	-	(15)
Cash dividends declared ($0.15/share)	-	-	-	(2,776)	-	-	-	(2,776)
Balance - March 31, 2008	70,628	$7,274	$201,966	$307,273	$(12,972)	$(30,479)	$4,223	$477,285

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$5,079	$1,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,394	1,462
Net amortization of premiums, discounts and loan fees and costs	575	678
Deferred income taxes	(1,423)	1,031
Amortization of intangible assets	231	477
Amortization of benefit plans’ unrecognized net loss, net of gain
from curtailment and tax effects	96	—
Provision for loan losses	94	378
Realized gains on sales of securities available for sale	—	(55)
Increase in cash surrender value of bank owned life insurance	(414)	(392)
ESOP, stock option plan and restricted stock plan expenses	5,073	5,638
Realized gain on disposition of premises and equipment	—	(3)
(Increase) decrease in interest receivable	(684)	1,019
Decrease (increase) in other assets	1,401	(2,714)
Increase (decrease) in interest payable	893	(3)
(Decrease) increase in other liabilities	(551)	60

Net Cash Provided by Operating Activities	11,764	9,291

Cash Flows from Investing Activities:
Purchases of securities available for sale	(299)	(286)
Proceeds from sale of securities available for sale	48,476	131,383
Proceeds from calls and maturities of securities available for sale	656	3,894
Proceeds from repayments of securities available for sale	708	1,395
Purchase of loans	(50,343)	(71,377)
Net increase in loans receivable	(36,655)	(43,287)
Purchases of mortgage-backed securities available for sale	(202,815)	(81,703)
Principal repayments on mortgage-backed securities available for sale	105,082	102,545
Additions to premises and equipment	(1,066)	(1,189)
Proceeds from cash settlement on premises and equipment	—	21
Purchase of FHLB stock	(9,000)	—
Redemption of FHLB stock	472	245

Net Cash (Used In) Provided by Investing Activities	$(144,784)	$41,641

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	$(61,021)	$22,933
Repayment of long-term FHLB advances	(10,488)	(5,459)
Long-term FHLB advances	200,000	—
Decrease in advance payments by borrowers for taxes	(94)	(34)
Dividends paid to minority stockholders of Kearny Financial Corp.	(2,794)	(2,750)
Purchase of common stock of Kearny Financial Corp. for treasury	(6,194)	(18,169)
Treasury stock reissued	63	108
Purchase of common stock of Kearny Financial Corp. for restricted
stock plan	—	(789)
Dividends contributed for payment of ESOP loan	36	—
Tax (expense) benefit from stock based compensation	(15)	434

Net Cash Provided by (Used in) Financing Activities	119,493	(3,726)

Net (Decrease) Increase in Cash and Cash Equivalents	(13,527)	47,206

Cash and Cash Equivalents – Beginning	163,341	230,279

Cash and Cash Equivalents – Ending	$149,814	$277,485

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$1,424	$1,313

Interest	$37,039	$37,406

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month and nine-month periods ended March 31, 2008, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Nine Months Ended
	March 31, 2008			March 31, 2008
			Per			Per
	Income	Shares	Share	Income	Shares	Shae
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$2,673			$5,079
Basic earnings per share,
income available to
common stockholders	$2,673	68,625	$0.04	$5,079	68,718	$0.07
Effect of dilutive securities:
Stock options	—	—		—	—
Restricted stock awards	—	21		—	123

	$2,673	68,646	$0.04	$5,079	68,841	$0.07

	Three Months Ended			Nine Months Ended
	March 31, 2007			March 31, 2007
			Per			Per
	Income	Shares	Share	Income	Shares	Shae
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$242			$1,715
Basic earnings per share,
income available to
common stockholders	$242	69,012	$0.00	$1,715	69,343	$0.02
Effect of dilutive securities:
Stock options	—	115		—	101
Restricted stock awards	—	166		—	220

	$242	69,293	$0.00	$1,715	69,664	$0.02

4. DIVIDEND WAIVER

During the quarter and nine months ended March 31, 2008, Kearny MHC, the federally chartered mutual holding company of the Company waived its right, in accordance with the non-objection previously granted by the Office of Thrift Supervision, to receive cash dividends of approximately $2.5 million and $7.6 million, respectively, declared on the shares of Company common stock it owns.

5. STOCK REPURCHASE PLANS

On January 18, 2007, the Company announced that the Board of Directors authorized an additional stock repurchase plan to acquire up to 1,036,634 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC. Such purchases will be made from time to time in the open market or in privately negotiated stock purchases, based on stock availability, price and the Company’s financial performance. During the quarter ended March 31, 2008, the Company purchased 278,234 shares at a cost of $3.2 million, or approximately $11.52 per share. The total purchased under this plan through March 31, 2008 was 1,036,634 shares at a cost of $13.4 million, or approximately $12.90 per share.

On April 23, 2008 the Company announced that the Board of Directors authorized a third stock repurchase plan to acquire up to 985,603 shares or 5% of the Company’s currently outstanding common stock held by persons other than Kearny MHC.

6. BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

Service cost	$40	$57	$119	$171
Interest cost	81	85	244	255
Curtailment (Gain)	—	—	(35)	—
Amortization of unrecognized transition
obligation	11	11	33	33
Amortization of unrecognized past service
liability	18	14	53	42
Amortization of unrecognized net actuarial
loss	36	46	109	138

Net periodic benefit expense	$186	$213	$523	$639

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

7. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial condition, results of operations and cash flows.

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The implementation of this standard did not have and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company July 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed after the effective date.

Staff Accounting Bulletin (“SAB”) No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14 “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company expects that SAB 110 will not have an impact on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company expects that FAS 140-3 will not have an impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied Statement 157 in interim or annual financial statements prior to the issuance of FSP 157-2. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 157-2 on its consolidated financial condition, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company expects that Statement 161 will not have an impact on its consolidated financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. The actual results of Kearny Financial Corp. (the “Company”) could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities. Additional potential factors include changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of Kearny Federal Savings Bank, the Company’s wholly-owned subsidiary, (the “Bank”). Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

Comparison of Financial Condition at March 31, 2008 and June 30, 2007

Total assets increased $142.8 million or 7.4%, to $2.06 billion at March 31, 2008 from $1.92 billion at June 30, 2007. The increase was due primarily to increases in mortgage-backed securities and net loans receivable of $118.2 million and $86.7 million, respectively. Partially offsetting these increases were decreases in securities other than mortgage-backed securities and cash and cash equivalents of $49.5 million and $13.5 million, respectively.

Cash and cash equivalents, consisting primarily of interest-bearing deposits in other banks decreased $13.5 million or 8.3%, to $149.8 million at March 31, 2008 from $163.3 million at June 30, 2007. During the first six months of the current fiscal year, the Bank borrowed $200.0 million from the Federal Home Loan Bank (“FHLB”) to replenish liquidity previously depleted by loan originations and deposit outflows. During the quarter ended March 31, 2008, management redeployed cash and cash equivalents into mortgage-backed securities due to a decrease in loan originations as well as the need to counter the negative effect on interest income derived from cash and cash equivalents resulting from the 300 basis points reduction in the federal funds rate since September 2007.

Securities available for sale decreased $49.5 million or 55.7%, to $39.4 million from $88.9 million between June 30, 2007 and March 31, 2008 due primarily to sales of securities, calls and principal repayments, partially offset by a $55,000 decrease in unrealized losses. During the nine months ended March 31, 2008, management sold securities from the municipal bond portfolio with an amortized cost of $48.5 million, with realized gains and losses netting to zero. During the prior fiscal year, the decision to sell municipal bonds was initially prompted by a below market yield on such bonds as well as the overall decline in the Company’s pre-tax income, which reduced the advantage of holding tax-exempt instruments. Management has continued to sell municipal bonds due primarily to a preference for securities that provide a steady cash flow.

Loans receivable, net of deferred fees and costs and the allowance for loan losses, increased $86.7 million or 10.1%, to $947.2 million at March 31, 2008, compared to $860.5 million at June 30, 2007. Loans receivable decreased $14.2 million during the quarter ended March 31, 2008, reversing a trend of steady growth during the first six months of this fiscal year. The decrease was attributable to a drop off in loan originations due to a decline in borrower demand resulting from a slowing economy, as well as the repayment of approximately $9.0 million in loans from one borrower. During the current fiscal year, the Bank has originated $139.5 million in new loans and supplemented in-house originations with purchases of $50.3 million one-to-four family residential mortgages.

During the nine months ended March 31, 2008, loan growth was concentrated in one-to-four family residential first mortgage loans, which increased by $57.8 million to $617.1 million at March 31, 2008. Nonresidential mortgages increased by $16.3 million to $157.8 million at March 31, 2008. Multi-family mortgages increased by $3.7 million to $21.3 million at March 31, 2008. Home equity loans increased by $7.1 million to $120.7 million at March 31, 2008. Commercial loans increased by $3.0 million and totaled $7.2 million at March 31, 2008. The disbursed portion of home equity lines of credit decreased $711,000 to $12.0 million while the unused balance decreased $355,000 to $25.8 million at March 31, 2008. Construction loans outstanding and gross construction loans increased $787,000 to $12.1 million and $5.5 million to $22.0 million, respectively, at March 31, 2008. With respect to gross construction loans, $18.6 million is committed for one-to-four family structures and $3.3 million for nonresidential structures.

Mortgage-backed securities available for sale increased by $118.2 million or 18.4%, to $762.0 million from $643.8 million between June 30, 2007 and March 31, 2008. The increase resulted primarily from purchases totaling $202.8 million as well as a $20.9 million increase in fair value due to declining interest rates, partially offset by principal repayments and maturities of $105.1 million. Purchases totaling $107.5 million were executed during the quarter ended March 31, 2008. Given the decline in lending opportunities in the sluggish real estate market, management increased the Bank’s investment in mortgage-backed securities to supplement loan originations and purchases. Generally, cash flows from principal and interest payments were redeployed to fund the purchases of additional mortgage-backed securities. Management purchased mortgage-backed securities issued by Fannie Mae or Freddie Mac composed of $132.9 million of 5/1, 7/1 and 10/1 adjustable rate mortgages and $25.4 million of 30 year fixed rate Community Reinvestment Act eligible issues needed to meet CRA investment requirements. Management also implemented a nominal leverage strategy utilizing a part of the proceeds from FHLB advances taken during the quarter ended September 30, 2007 to fund the purchase of $24.8 million of 15 year and 20 year fixed rate mortgage-backed securities. The leverage strategy was expanded to include the purchase of an additional $19.7 million of 20 year fixed rate product during the most recent quarter.

FHLB of New York stock increased $8.5 million or 202.4%, to $12.7 million at March 31, 2008, compared to $4.2 million at June 30, 2007 due to a required purchase of stock related to the $200.0 million increase in advances from FHLB. The FHLB declared a 7.80% annualized cash dividend for the quarter ended March 31, 2008, which followed a cash dividend paid at an annualized rate of 8.40% for the quarter ended December 31, 2007.

Deposits decreased $61.0 million or 4.3%, to $1.35 billion at March 31, 2008, compared to $1.41 billion at June 30, 2007. However, the trend of deposit outflows which the Bank experienced since the quarter ended December 31, 2006 was reversed as deposits increased $35.3 million during the quarter ended March 31, 2008 compared to decreases during the quarters ended September 30 and December 31, 2007 of $73.4 million and $22.9 million, respectively. Certificates of deposit increased $39.5 million during the most recent quarter, partially offset by a net decrease in savings deposits, interest-bearing demand deposits and non-interest-bearing demand deposits totaling $4.2 million in aggregate. Recent reductions in the federal funds rate amounting to a 300 basis points cut in aggregate have had a significant effect on interest rates, particularly lowering the rates paid on certificates of deposit. Management believes that turmoil in the stock market may be contributing to improved deposit inflows. During the nine months ended March 31, 2008, certificates of deposit decreased $36.8 million from $888.1 million to $851.3 million, savings deposits decreased $20.1 million from $318.3 million to $298.2 million, interest-bearing demand deposits decreased $1.5 million from $149.0 million to $147.5 million and non-interest-bearing demand accounts decreased $2.6 million from $56.3 million to $53.7 million. The Bank opened a new retail branch in Brick Township, New Jersey in March 2008 and expects to open another retail branch in Leisure Village, Lakewood, New Jersey during May 2008.

FHLB advances increased $189.5 million or 664.9%, to $218.0 million at March 31, 2008, compared to $28.5 million at June 30, 2007. During the first six months of the current fiscal year, the Bank borrowed $200.0 million from the Federal Home Loan Bank to replenish liquidity previously depleted by loan originations and deposit outflows and to make cash available for potential implementation of growth and diversification strategies related to execution of the Company’s business plan. The $200.0 million in long-term advances have a ten year term. Partially offsetting the increase was the repayment of a $10.0 million advance which matured in March 2008 and $488,000 in scheduled principal payments on an amortizing advance which was paid in full during February 2008.

During the nine months ended March 31, 2008, stockholders’ equity increased $14.7 million or 3.2%, to $477.3 million from $462.6 million at June 30, 2007. The increase was primarily the result of a $13.4 million increase in accumulated other comprehensive income due to mark-to-market adjustments to the available for sale securities and mortgage-backed securities portfolios and benefit plans related amortization from accumulated other comprehensive income pursuant to SFAS No. 158. Also contributing to the increase was net income for the nine months of $5.1 million, the release of $1.3 million of Employee Stock Ownership Plan (“ESOP”) shares, the release of $2.3 million of restricted stock plan shares and an addition to paid-in capital of $1.4 million for the expensing of stock options. Partially offsetting the increase was a $6.1 million increase in treasury stock due to the purchase of 520,034 shares of the Company’s common stock at a cost of $6.2 million, partially offset by shares reissued for stock option exercises; and $2.8 million in cash dividends declared for payment to minority shareholders. The Company’s dividend was $0.15 per share in aggregate for the three quarters.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General. Net income for the quarter ended March 31, 2008 was $2.7 million or $0.04 per diluted share, an increase of $2.4 million from $242,000 for the quarter ended March 31, 2007. The increase in net income year-over-year resulted primarily from a tax benefit as well as a decrease in non-interest expense, an increase in net interest income, an increase in non-interest income and decrease in the provision for loan losses. As part of the income tax benefit for the quarter ended March 31, 2008, the Bank recognized a $1.2 million income tax benefit resulting from the reversal of a previously established valuation allowance on deferred income tax assets.

Net Interest Income. Net interest income for the quarter ended March 31, 2008 was $11.6 million, an increase of $357,000 or 3.2%, compared to $11.3 million for the quarter ended March 31, 2007. The increase in net interest income was due to an increase in interest income, partially offset by an increase in interest expense.

The Company’s net interest rate spread was 1.77% during the quarter ended March 31, 2008 compared to 1.70% during the quarter ended March 31, 2007. Year-over-year, the yield on average interest-earning assets remained unchanged at 5.22% while the cost of average interest-bearing liabilities decreased seven basis points from 3.52% to 3.45%. The yield on average interest-earning assets remained unchanged due to nominal increases in the yields on average loans receivable, mortgage-backed securities and securities, substantially offset by a decrease in the yield on other interest-earning assets, primarily cash and cash equivalents. The cost of average interest-bearing liabilities decreased due to decreases in both the costs of average interest-bearing deposits and average borrowings. Though the Bank is generally liability sensitive, the 300 basis points reduction in the federal funds rate since September 2007 has had an immediate negative effect on interest income derived from cash and cash equivalents and interest income overall.

The Company’s net interest margin increased four basis points to 2.47% during the quarter ended March 31, 2008, compared with 2.43% during the quarter ended March 31, 2007 resulting from an increase in net interest income partially offset by an increase in average interest-earning assets. Average interest-earning assets during the quarter ended March 31, 2008 were $1.88 billion or $28.6 million greater than average interest-earning assets of $1.85 billion during the quarter ended March 31, 2007. Average loans receivable and mortgage-backed securities increased, partially offset by a decrease in average securities and other interest-earning assets, which had a favorable affect on yield. Average interest-bearing liabilities during the quarter ended March 31, 2008 were $1.50 billion or $34.7 million greater than average interest-bearing liabilities of $1.47 billion during the quarter ended March 31, 2007. Average borrowings increased, partially offset by a decrease in average interest-bearing deposits, which contributed to a decrease in cost since the borrowings were a cheaper funding source relative to certificates of deposit. The ratio of average interest-earning assets to average interest-bearing liabilities was 125.2% during the quarter ended March 31, 2008, compared to 126.2% during the quarter ended March 31, 2007.

Interest Income. Total interest income increased $396,000 or 1.6%, to $24.6 million during the quarter ended March 31, 2008, from $24.2 million during the quarter ended March 31, 2007. The increase in interest income resulted from increases in interest on loans receivable and mortgage-backed securities partially offset by decreases in interest from securities and other interest-earning assets.

Interest income from loans receivable increased $2.2 million or 18.8%, to $13.9 million during the quarter ended March 31, 2008, compared to $11.7 million during the quarter ended March 31, 2007 due primarily to growth in the portfolio as well as an improvement in yield. Average loans receivable increased $150.0 million to $961.4 million during the quarter ended March 31, 2008, from $811.4 million during the quarter ended March 31, 2007. Year-over-year, in keeping with the Bank’s business plan, management continued to emphasize growth of the loan portfolio to increase interest income. Average loans receivable constituted 51.1% of average interest-earning assets during the quarter ended March 31, 2008, compared to 43.8% during the quarter ended March 31, 2007. Growth in the loan portfolio stalled during the current quarter as average loans receivable increased only $7.3 million from $954.1 million during the quarter ended December 31, 2007. The recent slowing in the growth of loans receivable resulted from a decrease in loan originations due to the sluggish real estate market as well as the repayment of approximately $9.0 million in loans from one borrower. The repayment of those loans also had a negative impact on the portfolio’s yield. The yield on average loans receivable increased four basis points to 5.79% during the quarter ended March 31, 2008, compared to 5.75% during the quarter ended March 31, 2007, but slipped from 5.84% during the quarter ended December 31, 2007. The improvement in yield was aided by growth in the potentially higher yielding nonresidential and multi-family mortgage categories, with the average balance of the two types increasing $32.6 million or 21.8%, to $181.9 million in aggregate, year-over-year. By comparison, the average balance of one-to-four family mortgages increased $103.0 million or 19.8%, to $623.0 million, year-over-year.

Interest income from mortgage-backed securities increased $570,000 or 7.0%, to $8.7 million during the quarter ended March 31, 2008, compared to $8.1 million during the quarter ended March 31, 2007 due to increases in yield and average mortgage-backed securities. Average mortgage-backed securities increased $23.8 million to $693.8 million during the quarter ended March 31, 2008, from $670.0 million during the quarter ended March 31, 2007. The yield on average mortgage-backed securities increased 17 basis points to 5.00% during the quarter ended March 31, 2008, from 4.83% during the quarter ended March 31, 2007. Management increased the Bank’s investment in mortgage-backed securities during the current quarter compared to the comparative quarter, in order to supplement loan originations during a period of reduced loan demand due to the sluggish real estate market. During the quarter ended September 30, 2007, management implemented a nominal leverage strategy utilizing a part of the proceeds from FHLB advances to fund the purchase of $24.8 million of 15 year and 20 year fixed rate mortgage-backed securities, which contributed to the increase in the average balance and yield. The leverage strategy was expanded to include the purchase of an additional $19.7 million of 20 year fixed rate product during the quarter ended March 31, 2008. The improvement in yield resulted primarily from the re-pricing of pass-through certificates that include adjustable rate mortgages.

Interest income from securities decreased $736,000 or 62.6%, to $440,000 during the quarter ended March 31, 2008, from $1.2 million during the quarter ended March 31, 2007 due to a decrease in average securities partially offset by an increase in yield. Average securities decreased $71.2 million to $41.6 million during the quarter ended March 31, 2008, compared to $112.8 million during the quarter ended March 31, 2007. The decrease in the average balance was due primarily to the sales of municipal bonds, with $48.5 million sold since the beginning of the current fiscal year. Average tax-exempt securities decreased $70.0 million to $18.6 million while average taxable securities decreased $1.2 million to $23.0 million, year-over-year. Management continued to sell municipal bonds due to a preference for securities that provide a steady cash flow. The yield on average securities improved six basis points from 4.17% during the quarter ended March 31, 2007, to 4.23% for the quarter ended March 31, 2008. The higher yield on the securities portfolio resulted primarily from the sale of the lower yielding municipal bonds, partially offset by falling rates on adjustable rate instruments in the portfolio including trust preferred securities and Small Business Administration pass-through certificates.

Interest income from other interest-earning assets, primarily interest-earning deposits, decreased $1.7 million or 53.1%, to $1.5 million during the quarter ended March 31, 2008, from $3.2 million during the quarter ended March 31, 2007. The decrease was due to a decrease in average other interest-bearing assets as well as a decrease in yield. There was a $74.0 million decrease in average other interest-earning assets to $184.4 million during the quarter ended March 31, 2008, from $258.4 million during the quarter ended March 31, 2007. Average interest-earning deposits decreased by $81.9 million to $171.3 million, partially offset by a $7.9 million increase to $13.1 million in average FHLB capital stock. The cash and cash equivalents were used primarily to fund loan originations, deposit outflows and particularly the purchase of mortgage-backed securities during the current quarter. The increase in FHLB capital stock resulted from the increase in FHLB advances during the first two quarters of this fiscal year. The 300 basis points reduction in the federal funds rate between mid-September 2007 and March 31, 2008 was primarily responsible for the decrease in the yield on average other interest-earning assets, which slipped 165 basis points from 5.00% to 3.35%. The yield on interest-earning deposits decreased 191 basis points to 3.04%, partially offset by a 14 basis points increase to 7.35% in the return on FHLB capital stock, year-over-year.

Interest Expense. Total interest expense increased $39,000 or 0.3%, remaining virtually unchanged year-over-year at $12.9 million. Average interesting-bearing liabilities increased $34.7 million from $1.47 billion during the quarter ended March 31, 2007 to $1.50 billion during the quarter ended March 31, 2008, partially offset by a decrease in the average cost from 3.52% during the comparative quarter to 3.45% during the current quarter. Year-over year, average interest-bearing deposits decreased and average borrowings increased while the average cost of both decreased.

Interest expense from deposits decreased $1.5 million or 12.3%, to $10.7 million during the quarter ended March 31, 2008, from $12.2 million during the quarter ended March 31, 2007. The quarter ended March

31, 2008 included an additional day due to Leap Year, which increased interest expense approximately $118,000 compared to the year earlier quarter. The decrease in interest expense resulted from decreases in both average interest-bearing deposits and in the cost of deposits, year-over-year. The cost of average interest-bearing deposits decreased ten basis points to 3.34% during the quarter ended March 31, 2008, from 3.44% during the quarter ended March 31, 2007. Average interest-bearing deposits decreased $136.9 million to $1.27 billion during the quarter ended March 31, 2008, from $1.41 billion during the quarter ended March 31, 2007. Average interest-bearing demand deposit accounts increased $4.4 million to $148.6 million and their cost decreased 32 basis points to 1.71%. The increase in the average balance was due primarily to an increase in tiered money market deposit accounts, but their growth slowed compared to prior periods as demand for this type of account waned due to falling short-term interest rates. Average savings accounts decreased $25.6 million to $299.5 million and their cost decreased three basis points to 1.06%. Traditional passbook and statement savings account balances continued to decline as depositors transferred funds to alternative investments, including the Bank’s own tiered money market deposit account. Average certificates of deposit decreased $115.8 million to $826.8 million while their cost decreased one basis point to 4.46%. Since the comparative quarter, management made a concerted effort to reduce the Bank’s cost of deposits by allowing more costly certificates of deposit to run off. Given the Bank’s liability sensitive interest rate risk profile with approximately 82.7% of the Bank’s certificates of deposit maturing during the next twelve months, the recent reductions in the federal funds rate amounting to 300 basis points in aggregate offer the possibility of additional reductions in interest expense during the remainder of this fiscal year and beyond. If interest rates remain low and the certificates of deposit remain with the Bank, the majority are projected to re-price downward.

Interest expense from FHLB advances increased $1.5 million or 204.1%, to $2.3 million during the quarter ended March 31, 2008, from $754,000 during the quarter ended March 31, 2007. Average borrowings increased $171.6 million to $227.3 million during the quarter ended March 31, 2008, from $55.7 million during the quarter ended March 31, 2007. The cost of average borrowings decreased 137 basis points to 4.04% during the quarter ended March 31, 2008 from 5.41% during the quarter ended March 31, 2007. The Bank borrowed $100.0 million during the quarter ended September 30, 2007 and an additional $100.0 million during the quarter ended December 31, 2007 at a weighted average cost of 3.99% and 3.59%, respectively. Given adequate liquidity, management did not renew a $10.0 million advance, which matured during March 2008. The maturing advance carried an interest rate of 5.59%. An amortizing advance with an original face value of $5.0 million and an interest rate of 6.03% was also paid in full during February 2008.

Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio as required by generally accepted accounting principles and regulatory guidelines outlined in the Interagency Policy Statement last updated in December 2006. We establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment

There was no provision for loan losses during the quarter ended March 31, 2008, compared to a $101,000 provision recorded during the quarter ended March 31, 2007. The decision not to record a provision was based on no growth in the loan portfolio as well as no material change in asset quality. Non-performing loans were $1.4 million or 0.15% of total loans of $952.3 million at March 31, 2008; $1.1 million or 0.12% of total loans of $966.5 million at December 31, 2007 and $1.1 million or 0.13% of total loans of $822.0 million at March 31, 2007. The ratio of net charge-offs to average loans outstanding was approximately zero percent during each of the comparative periods.

The allowance for loan losses as a percentage of total loans outstanding was 0.64% at March 31, 2008, 0.64% at December 31, 2007 and 0.71% at March 31, 2007, reflecting allowance balances of $6.1 million, $6.1 million and $5.9 million, respectively. The allowance for loan losses as a percentage of non-performing loans was 432.7% at March 31, 2008, 540.8% at December 31, 2007 and 553.5% at March 31, 2007. There were charge-offs totaling $8,000 recorded against the allowance for loan losses during the quarter ended March 31, 2008 compared to none during the year earlier quarter.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2008 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income attributed to fees and service charges from the Bank’s retail operations and other miscellaneous income increased $95,000 or 16.4%, to $675,000 during the quarter ended March 31, 2008 compared to $580,000 during the quarter ended March 31, 2007. Fees and service charges increased $146,000 due primarily to an increase of $111,000 in fee income generally attributed to the overdraft privilege program introduced in May 2007. Partially offsetting the increase was a $31,000 decrease in income resulting from the float on funds held by the Bank’s official check clearing agent, which has been negatively impacted by asset quality problems; and interest income of $18,000 related to a 2002 West Essex Bank state income tax refund received during the comparative quarter.

There was a net loss on sale of municipal bonds of $5,000 recorded during the quarter ended March 31, 2008 compared to a net loss on sale of municipal bonds of $97,000 recorded during the quarter ended March 31, 2007.

Non-Interest Expense. Non-interest expense decreased $1.2 million or 10.6%, to $10.1 million during the quarter ended March 31, 2008, from $11.3 million during the quarter ended March 31, 2007. The decrease in non-interest expense resulted primarily from a decrease in salaries and employee benefits of $1.0 million. Also contributing were decreases in advertising expense and amortization of intangible assets expense of $176,000 and $148,000, respectively, and reductions in equipment expense and federal insurance premiums totaling $37,000 in aggregate. Partially offsetting the decrease was an increase in net occupancy expense of premises of $106,000 and increases in directors’ compensation expense and miscellaneous expense totaling $58,000 in aggregate.

Salaries and employee benefits decreased $1.0 million or 14.3%, to $6.0 million during the quarter ended March 31, 2008, compared to $7.0 million during the quarter ended March 31, 2007. Pension plan expense contributed the most significant reduction, decreasing $426,000 year-over-year to $237,000. Effective July 1, 2007, the Company implemented a freeze on all future benefit accruals under the Bank’s non-contributory defined benefit pension plan and related benefit equalization plan. The freeze provides additional flexibility in controlling the costs associated with the plans while still preserving the participants’ earned and vested benefits. Benefits expense decreased $356,000 to $681,000 due primarily to a non-recurring dividend of $253,000 received from the Bank’s health insurer based on the ratio of earned premiums to premiums paid in 2006 and the implementation of contributory health insurance for employees during the current quarter. ESOP expense decreased $145,000 to $417,000 due to a decrease in the average market price of the Company’s common stock between the comparative quarters. Stock benefits plan expense decreased $76,000 to $858,000 due to a forfeiture of unvested restricted stock and unvested stock options in the prior year. Compensation and payroll tax expenses decreased $31,000 in aggregate to $3.8 million due to a combination of lower payments to non-exempt employees for unused vacation days during the prior calendar year and a reduction in staff due to routine attrition year-over-year; partially offset by normal salary increases.

Net occupancy expense of premises increased $106,000 or 11.8%, to $1.0 million during the quarter ended March 31, 2008 from $895,000 during the quarter ended March 31, 2007. Rent expense, net, increased $25,000 to $72,000 due to additional leased space occupied by a new retail branch, which opened in Brick Township, New Jersey during March 2008. Other components of occupancy expense of premises experienced a net increase of $81,000 year-over-year to $929,000.

Advertising expense decreased $176,000 or 48.6%, to $186,000 during the quarter ended March 31, 2008 from $362,000 during the quarter ended March 31, 2007. Media advertising expense decreased $160,000 year-over-year as the Bank curtailed its marketing of deposit products. Advertising expense is expected to increase during the quarter ending June 30, 2008 due to marketing campaigns associated with grand opening celebrations for the Bank’s new Brick Township branch and another retail branch opening in Lakewood, New Jersey during May 2008.

Amortization of intangible assets expense decreased $148,000 or 93.1%, to $11,000 during the quarter ended March 31, 2008 compared to $159,000 during the quarter ended March 31, 2007. The decrease was due to the completion of amortization of an intangible asset acquired during the purchase of West Essex Bank in 2003, during the quarter ended December 31, 2007.

Provision for Income Taxes. The provision for income taxes during the quarter ended March 31, 2008 was an income tax benefit of $462,000 compared to income tax expense of $92,000 during the quarter ended March 31, 2007. The Bank recognized a $1.2 million income tax benefit during the quarter ended March 31, 2008. The tax benefit is attributable to the reversal of a previously established valuation allowance on deferred income tax assets, as management has determined that it is now more likely than not that the benefit to be derived from utilization of a state net operating loss carryforward will be realized due to the pending dissolution of the Bank’s New Jersey investment subsidiary, which is expected to prevent further increases in the Bank’s state net operating loss and allow the Bank to generate sufficient state taxable income to utilize existing net operating loss carryforwards in their entirety. Excluding the impact of the tax benefit, the Company’s effective tax rate was approximately 34.1% during the quarter ended March 31, 2008, compared to 27.5% during the quarter ended March 31, 2007. The effective tax rate increased due to a reduction in interest from tax-exempt instruments as a percentage of pre-tax income as pre-tax income increased. Tax-exempt interest was 7.3% of income before taxes during the quarter ended March 31, 2008 compared to 247.0% of income before taxes during the quarter ended March 31, 2007.

Comparison of Operating Results for the Nine months Ended March 31, 2008 and 2007

General. Net income for the nine months ended March 31, 2008 was $5.1 million or $0.07 per diluted share, an increase of $3.4 million from $1.7 million or $0.02 per diluted share for the nine months ended March 31, 2007. The increase in net income year-over-year resulted primarily from a decrease in non-interest expense as well as an increase in net interest income, a decrease in the provision for loan losses and an increase in non-interest income, partially offset by an increase in income taxes.

Net Interest Income. Net interest income for the nine months ended March 31, 2008 was $34.6 million, an increase of $520,000 or 1.5%, compared to $34.1 million for the nine months ended March 31, 2007. The increase in net interest income was due to an increase in interest income, partially offset by an increase in interest expense.

The Company’s net interest rate spread increased five basis points to 1.78% during the nine months ended March 31, 2008 from 1.73% during the nine months ended March 31, 2007. Year-over-year, the yield on average interest-earning assets increased 18 basis points to 5.31% while the cost of average interest-bearing liabilities increased 13 basis points to 3.53%. The increase in the yield on average interest-earning assets was due to increases in the yields on average loans receivable, mortgage-backed securities and securities, partially offset by a decrease in the yield on other interest-earning assets. The cost of average interest-bearing liabilities increased due to an increase in the cost of average interest-bearing deposits, partially offset by a decrease in the cost of average borrowings. The Bank’s one-year cumulative gap, the mismatch between re-pricing assets and liabilities continues to be liability sensitive. At December 31, 2007, the most recent date for which the Bank has data, the Bank’s one-year cumulative gap was approximately -9% compared to -15% at September 30, 2007. Management does not believe that there has been a material adverse change in the Bank’s one-year cumulative gap during the three months ended March 31, 2008. The decline in lending opportunities due to the sluggish real estate market has kept liquidity higher than desired, as a consequence the 300 basis points reduction in the federal funds rate since September 2007 has had an immediate negative effect on interest income derived from cash and cash equivalents and interest income overall.

The Company’s net interest margin increased nine basis points to 2.54% during the nine months ended March 31, 2008, compared with 2.45% during the nine months ended March 31, 2007. Average interest-earning assets during the nine months ended March 31, 2008 were $1.82 billion or $38.8 million less than average interest-earning assets of $1.86 billion during the nine months ended March 31, 2007. Average securities and other interest-earning assets decreased, partially offset by an increase in average loans receivable and mortgage-backed securities, which had a favorable impact on yield. The decrease in average interest-earning assets resulted in part from the use of cash to fund deposit outflows and stock repurchases. Average interest-bearing liabilities during the nine months ended March 31, 2008 were $1.43 billion or $33.1 million less than average interest-bearing liabilities of $1.47 billion during the nine months ended March 31, 2007. Average interest-bearing deposits decreased, partially offset by an increase in average borrowings. Given the interest rate environment during the first six months of the current fiscal year, management considered FHLB advances to be a favorable alternative to certificates of deposit as a funding source. The ratio of average interest-earning assets to average interest-bearing liabilities was 127.1% during the nine months ended March 31, 2008, compared to 126.9% during the nine months ended March 31, 2007.

Interest Income. Total interest income increased $1.1 million or 1.5%, to $72.6 million during the nine months ended March 31, 2008, from $71.5 million during the nine months ended March 31, 2007. The increase in interest income resulted from increases in interest on loans receivable and mortgage-backed securities partially offset by decreases in interest from securities and other interest-earning assets.

Interest income from loans receivable increased $8.0 million or 24.2%, to $41.0 million during the nine months ended March 31, 2008, from $33.0 million during the nine months ended March 31, 2007 due primarily to growth in the portfolio as well as an improvement in yield. Average loans receivable increased $170.6 million to $940.6 million during the nine months ended March 31, 2008, from $770.0 million during the nine months ended March 31, 2007. In implementing the Bank’s business plan, management continued to focus on growing the loan portfolio. Average loans receivable constituted 51.6% of average interest-earning assets during the nine months ended March 31, 2008, compared to 41.4% during the nine months ended March 31, 2007. The yield on average loans receivable increased nine basis points to 5.81% during the nine months ended March 31, 2008, compared to 5.72% during the nine months ended March 31, 2007. The improvement in yield was due in part to growth in the nonresidential and multi-family mortgage categories, with the average balance increasing in aggregate $45.2 million to $178.8 million, a change of 33.8% year-over-year. By comparison, the average balances outstanding of one-to-four family mortgages increased $112.1 million or 22.6%, to $608.1 million, year-over-year. Rate adjustments on adjustable rate mortgages as well as higher interest rates on loans closed during the current period compared to loans closed during the comparative period also contributed to the improvement in yield, though falling interest rates could negatively impact the portfolio yield in the future.

Interest income from mortgage-backed securities increased $1.3 million or 5.4%, to $25.5 million during the nine months ended March 31, 2008, compared to $24.2 million during the nine months ended March 31, 2007 due primarily to an increase in yield. Average mortgage-backed securities increased $8.1 million to $684.5 million during the nine months ended March 31, 2008 compared to $676.4 million during the nine months ended March 31, 2007. To the extent that the Bank did not need the funds for loan originations, management reinvested cash flows from principal and interest payments into additional mortgage-backed securities, which contributed to the increase in the average balance year-over-year. The yield on average mortgage-backed securities increased 19 basis points to 4.96% during the nine months ended March 31, 2008, from 4.77% during the nine months ended March 31, 2007. During the quarter ending September 30, 2007, management implemented a nominal leverage strategy utilizing a part of the proceeds from FHLB advances to fund the purchase of $24.8 million of 15 year and 20 year fixed rate mortgage-backed securities, which contributed to the increase in yield. The leverage strategy was expanded to include the purchase of an additional $19.7 million of 20 year fixed rate product during the quarter ended March 31, 2008. Rate adjustments on pass-through certificates containing adjustable rate mortgages and higher coupons on securities purchased during the nine months ended March 31, 2008 compared to purchases during the nine months ended March 31, 2007 also contributed to the increase in yield. However, falling interest rates could negatively impact the portfolio yield in the future due to the emphasis on purchasing adjustable rate product. During the nine months ending March 31, 2008, $132.9 million or 65.5% of the mortgage-backed securities purchased were adjustable rate product.

Interest income from securities decreased $3.3 million or 63.5%, to $1.9 million during the nine months ended March 31, 2008, from $5.2 million during the nine months ended March 31, 2007 due to a decrease in average securities partially offset by an improvement in yield. Average securities decreased $113.9 million to $57.5 million during the nine months ended March 31, 2008, compared to $171.4 million during the nine months ended March 31, 2007. The decrease in the average balance was due primarily to the sales of municipal bonds, totaling $131.3 million during the fiscal year ended June 30, 2007, and $48.5 million during the nine months ended March 31, 2008. Average tax-exempt securities decreased $111.5 million to $34.2 million while average taxable securities decreased $2.4 million to $23.3 million, year-over-year. Management has continued to sell municipal bonds due to a preference for securities that provide a steady cash flow. To the extent not required to fund loan originations, management reinvested the proceeds from the sales into cash equivalents pending redeployment into other interest-earning assets. The yield on average securities improved 29 basis points from 4.07% for the nine months ended March 31, 2007, to 4.36% for the nine months ended March 31, 2008. The higher yield on the securities portfolio resulted primarily from the sale of the lower yielding municipal bonds partially offset by downward rate adjustments on pass-through certificates containing Small Business Administration adjustable rate loans and adjustable rate trust preferred securities beginning during the quarter ended December 31, 2007.

Interest income from other interest-earning assets decreased $4.9 million or 53.8%, to $4.2 million during the nine months ended March 31, 2008, from $9.1 million during the nine months ended March 31, 2007. The decrease was due to a decrease in average other interest-bearing assets, primarily interest-earning deposits, as well as a decrease in yield. There was a $103.6 million decrease in average other interest-

earning assets to $138.8 million during the nine months ended March 31, 2008, from $242.4 million during the nine months ended March 31, 2007. For the most part, management utilized the cash and cash equivalents to fund loan originations, deposit outflows and particularly to purchase mortgage-backed securities during the quarter ended March 31, 2008. Partially offsetting the $108.5 million decrease to $128.7 million in interest-earning deposits, average FHLB capital stock increased $4.8 million to $10.1 million due to the increase in FHLB advances. The 300 basis points reduction in the federal funds rate between mid-September 2007 and March 31, 2008 was primarily responsible for the decrease in the yield on average interest-earning assets, which slipped 92 basis points from 4.99% to 4.07%. The yield on interest-earnings deposits decreased 104 basis points to 3.91% and the return on FHLB capital stock decreased 42 basis points to 6.02%, year-over-year.

Interest Expense. Total interest expense increased $529,000 or 1.4%, to $37.9 million during the nine months ended March 31, 2008, from $37.4 million during the nine months ended March 31, 2007. The cost of average interest-bearing liabilities increased 13 basis points to 3.53%, partially offset by a $33.1 million decrease in average interest-bearing liabilities to $1.43 billion during the nine months ended March 31, 2008 compared to $1.47 billion during the year earlier nine month period.

Interest expense from deposits decreased $2.1 million or 6.0%, to $32.9 million during the nine months ended March 31, 2008, from $35.0 million during the nine months ended March 31, 2007. The decrease resulted primarily from a decrease in average interest-bearing deposits, partially offset by an increase in the cost of deposits. The cost of average interest-bearing deposits increased 14 basis points to 3.45% during the nine months ended March 31, 2008, from 3.31% during the nine months ended March 31, 2007. Average interest-bearing deposits decreased $135.6 million to $1.27 billion during the nine months ended March 31, 2008, from $1.41 billion during the nine months ended March 31, 2007. Average interest-bearing demand deposit accounts increased $16.1 million to $149.0 million while their cost increased four basis points to 1.92% due to an increase in tiered money market deposit accounts, which became a popular substitute for traditional passbook and statement savings accounts. Average savings accounts decreased $35.7 million to $305.4 million while their cost decreased three basis points to 1.09% as depositors transferred funds to alternative investments. Average certificates of deposit decreased $116.0 million to $817.9 million while their cost increased 28 basis points to 4.60%. Given the Bank’s interest rate risk profile, a reduction in interest rates and restoration of a more normal yield curve should aid in improving our profitability. With approximately 82.7% of certificates of deposit maturing within one year, the recent reductions in the federal funds rate should contribute to a subsequent decrease in the cost of deposits. A significant trend is evident when comparing the current year’s interest rate stratification for certificates of deposit to that of the prior year: At March 31, 2008, the Bank had $197.7 million of certificates of deposit with interest rates between 3.00% and 3.99%, compared to $187.9 million at March 31, 2007; at March 31, 2008, the Bank had $625.5 million of certificates of deposit with interest rates between 4.00% and 4.99%, compared to $385.7 million at March 31, 2007; most importantly, at March 31, 2008 the Bank had $7.0 million of certificates of deposit with interest rates between 5.00% and 5.99%, compared to $342.4 million at March 31, 2007.

Interest expense from FHLB advances increased $2.7 million or 112.5%, to $5.1 million during the nine months ended March 31, 2008, from $2.4 million during the nine months ended March 31, 2007. Average borrowings increased $102.6 million to $160.9 million during the nine months ended March 31, 2008, from $58.3 million during the nine months ended March 31, 2007. The cost of average borrowings decreased 132 basis points to 4.19% during the nine months ended March 31, 2008 from 5.51% during the nine months ended March 31, 2007. The increase in borrowings resulted primarily from a need to replenish liquidity utilized to fund loan originations and fund deposit outflows and make cash available for potential implementation of growth and diversification strategies related to execution of the Company’s business plan. The Bank borrowed $200.0 million during the nine months ended March 31, 2008 at a weighted average cost of 3.79% resulting in the decrease in the cost of average borrowings. The advances were determined to be a cheaper funding source compared to certificates of deposit. Management did not renew a $10.0 million advance, which carried an interest rate of 5.59% when it matured in March 2008. An amortizing advance with an original face value of $5.0 million and an interest rate of 6.03% was also paid in full during February 2008.

Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio as required by generally accepted accounting principles and regulatory guidelines outlined in the Interagency Policy Statement last updated in December 2006. We establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment

The provision for loan losses decreased $284,000, to $94,000 during the nine months ended March 31, 2008, from a $378,000 provision recorded during the nine months ended March 31, 2007. Management attributes the decrease principally to slowing growth in the loan portfolio during the last six months and to no material change in asset quality. Non-performing loans were $1.4 million or 0.15% of total loans of $952.3 million at March 31, 2008; $1.5 million or 0.17% of total loans of $865.0 million at June 30, 2007 and $1.1 million or 0.13% of total loans of $822.0 million at March 31, 2007. The ratio of net charge-offs to average loans outstanding was approximately zero percent during each of the comparative periods.

The allowance for loan losses as a percentage of total loans outstanding was 0.64% at March 31, 2008, 0.70% at June 30, 2007 and 0.71% at March 31, 2007, reflecting allowance balances of $6.1 million, $6.0 million and $5.9 million, respectively. The allowance for loan losses as a percentage of non-performing loans was 432.7% at March 31, 2008, 406.3% at June 30, 2007 and 553.5% at March 31, 2007. There were charge-offs totaling $8,000 recorded against the allowance for loan losses during the nine months ended March 31, 2008 compared to a recovery of $27,000 during the year earlier period.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2008 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income attributed to fees and service charges from the Bank’s retail operations and other miscellaneous income increased $283,000 or 16.0%, to $2.1 million during the nine months ended March 31, 2008 compared to $1.8 million during the nine months ended March 31, 2007. Fees and service charges increased $304,000 due primarily to the overdraft privilege program introduced in May 2007, partially offset by a $27,000 decrease in income resulting from the float on funds held by the Bank’s official check clearing agent, which has been negatively impacted by asset quality problems.

There was no non-interest income attributed to the gain on sale of securities available for sale during the nine months ended March 31, 2008 compared to a $55,000 net gain on the sale of municipal bonds recorded during the nine months ended March 31, 2007.

Non-Interest Expense. Non-interest expense decreased $3.1 million or 9.2%, to $30.5 million during the nine months ended March 31, 2008, from $33.6 million during the nine months ended March 31, 2007. The decrease in non-interest expense resulted primarily from a decrease in salaries and employee benefits of $2.2 million. Also contributing were decreases in advertising expense and amortization of intangible assets expense of $572,000 and $247,000, respectively, and reductions in equipment expense, directors’ compensation expense, federal insurance expense and miscellaneous expense totaling $186,000 in aggregate. Partially offsetting the decrease was an increase in net occupancy expense of premises of $199,000.

Salaries and employee benefits decreased $2.2 million or 10.7%, to $18.4 million during the nine months ended March 31, 2008, compared to $20.6 million during the nine months ended March 31, 2007. Pension plan expense contributed the most significant reduction, decreasing $1.3 million year-over-year to $676,000. Effective July 1, 2007, the Company implemented a freeze on all future benefit accruals under the Bank’s non-contributory defined benefit pension plan and related benefit equalization plan. The freeze provides additional flexibility in controlling the costs associated with the plans while still preserving the participants’ earned and vested benefits. Benefits expense decreased $389,000 to $2.7 million due primarily to a non-recurring dividend of $253,000 received from the Bank’s health insurer based on the ratio of earned premiums to premiums paid in 2006 and the implementation of contributory health insurance for employees during the quarter ended March 31, 2008. ESOP expense decreased $334,000 to $1.4 million due to a decrease in the average market price of the Company’s common stock during the nine months ended March 31, 2008 versus the comparative period. Stock benefits plan expense decreased $227,000 to $2.6 million due to a forfeiture of unvested restricted stock and unvested stock options in the prior year. Compensation and payroll tax expenses remained virtually unchanged at $10.1 million and $859,000, respectively. Normal salary increases were partially offset by a decision by the President and CEO of the Company and the Bank, John N. Hopkins, that he would voluntarily forgo the cash bonus payment recommended by the Compensation Committee and approved by the Board of Directors in December 2007. Mr. Hopkins was motivated to do so as part of the Company’s overall cost cutting effort. Mr. Hopkins previously received a cash bonus payment of $90,000 in December 2006. A combination of lower payments to non-exempt employees for unused vacation days during the prior calendar year and a reduction in staff due to routine attrition also contributed to offsetting normal salary increases.

Net occupancy expense of premises increased $199,000 or 7.7%, to $2.8 million during the nine months ended March 31, 2008 from $2.6 million during the nine months ended March 31, 2007. Rent expense, net, increased $50,000 to $192,000 due primarily to additional leased space occupied by a new retail branch, which opened in Brick Township, New Jersey during March 2008. Increases in repairs and maintenance expense, property taxes expense and utilities expense were partially offset by decreases in depreciation expense and other expenses, resulting in a net increase of $149,000 year-over-year.

Advertising expense decreased $572,000 or 49.1%, to $592,000 during the nine months ended March 31, 2008 from $1.2 million during the nine months ended March 31, 2007. Media advertising decreased $494,000 compared to the comparative period as the Bank limited its marketing to loan products.

Amortization of intangible assets expense decreased $247,000 or 51.8%, to $230,000 during the nine months ended March 31, 2008 compared to $477,000 during the nine months ended March 31, 2007. The decrease was due to the completion of amortization of an intangible asset acquired during the purchase of West Essex Bank in 2003, during the quarter ended December 31, 2007.

Provision for Income Taxes. The provision for income taxes increased $737,000 to $994,000 during the nine months ended March 31, 2008, from $257,000 during the nine months ended March 31, 2007. The Bank recognized a $1.2 million income tax benefit during the quarter ended March 31, 2008. The tax benefit is attributable to the reversal of a previously established valuation allowance on deferred income tax assets, as management has determined that it is now more likely than not that the benefit to be derived from utilization of a state net operating loss carryforward will be realized due to the pending dissolution of the Bank’s New Jersey investment subsidiary, which is expected to prevent further increases in the Bank’s state net operating loss and allow the Bank to generate sufficient state taxable income to utilize existing net operating loss carryforwards in their entirety. Excluding the impact of the tax benefit, the Company’s effective tax rate was approximately 36.4% during the nine months ended March 31, 2008, compared to 13.0% during the nine months ended March 31, 2007. The effective tax rate increased due to a reduction in interest from tax-exempt instruments as a percentage of pre-tax income as pre-tax income increased. Tax-exempt interest was 15.1% of income before taxes during the nine months ended March 31, 2008 compared to 207.2% of income before taxes during the nine months ended March 31, 2007.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of the Company’s operating, investing and financing activities. For detail on operating, investing and financing activities see the Consolidated Statements of Cash Flows for the nine months ended March 31, 2008. The primary sources of funds are deposits, principal amortization, principal prepayments and maturities of mortgage-backed securities and loans receivable; maturities of securities and funds provided from operations. In addition, excess funds are invested in short-term interest-earning assets such as overnight deposits, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.

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

To the extent that the Bank did not need cash and cash equivalents for loan originations, management maintained liquidity at an elevated level while the Treasury yield curve remained inverted or flat. Since September 2007, the 300 basis points reduction in the federal funds rate has caused the Treasury yield curve to revert to its more traditional shape. As a consequence, there has been an immediate negative impact on interest income derived from cash and cash equivalents. Given the declining lending opportunities in the sluggish real estate market, management increased the Bank’s investment in mortgage-backed securities to supplement loan originations, particularly during the quarter ended March 31, 2008.

Management reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At March 31, 2008, the Bank had outstanding commitments to originate loans of $36.2 million compared to $14.6 million at December 31, 2007. At March 31, 2008, the Bank had commitments to fund the purchase of loans on a flow basis of $15.9 million compared to $25.4 million at December 31, 2007. Construction loans in process and unused lines of credit were $9.8 million and $29.8 million, respectively, at March 31, 2007 compared to $10.4 million and $28.1 million, respectively, at December 31, 2007. At March 31,

2008, the Bank had $704.0 million of certificates of deposit maturing in one year compared to $676.9 million at December 31, 2007.

Deposits increased $35.3 million to $1.35 billion at March 31, 2008, from $1.32 billion at December 31, 2007. During the quarters ended September 30 and December 31, 2007, the Bank experienced decreases of $73.4 million and $22.9 million, respectively. During the quarter ended March 31, 2008, certificates of deposit increased $39.5 million. Also increasing were non-interest-bearing demand deposits, partially offset by decreases in savings deposits and interest-bearing demand accounts, which decreased $3.0 million and $1.5 million, respectively. Conditions in the marketplace have helped to reverse the deposit attrition experienced by the Bank since the quarter ended December 31, 2006. Recent reductions in the federal funds rate have had a significant effect on interest rates, particularly lowering the rates paid on certificates of deposit as financial institutions endeavor to reduce their cost of deposits. Management believes that turmoil in the stock market may be contributing to improved deposit inflows.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and to the extent that maturing deposits do not remain with us, management may replace the funds with advances. The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit of $200.0 million or by taking additional short-term or long-term advances. The Bank borrowed $100.0 million in ten-year advances during the quarter ended September 30, 2007 with $50.0 million callable after one year and $50.0 million callable after two years. The Bank borrowed an additional $100.0 million in ten-year advances during the quarter ended December 31, 2007 with $50.0 million callable after one year and $50.0 million after two years. The Bank borrowed the $200.0 million to replenish liquidity previously depleted by loan originations and deposit outflows and make cash available for potential implementation of growth and diversification strategies related to execution of the Company’s business plan. There was no need to make use of overnight borrowings during the quarter ended March 31, 2008, due to adequate liquidity.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2008, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision (the “OTS”).

The following table sets forth the Bank’s capital position at March 31, 2008, as compared to the minimum regulatory capital requirements:

	March 31, 2008
	(Unaudited)
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital
(to risk-weighted assets)	$355,328	39.69%	$71,622	8.00%	$89,527	10.00%

Tier 1 Capital
(to risk-weighted assets)	$349,193	39.00%	-	-	$53,716	6.00%

Core (Tier 1) Capital
(to adjusted total assets)	$349,193	17.95%	$77,805	4.00%	$97,256	5.00%

Tangible Capital
(to adjusted total assets)	$349,193	17.95%	$29,177	1.50%	-	-

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

The following table sets forth the Bank’s NPV as of December 31, 2007, the most recent date for which the Bank has received the Bank’s NPV as calculated by the OTS. Management does not believe that there has been a material adverse change in the Bank’s interest rate risk during the three months ended March 31, 2008.

	At December 31, 2007
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates(1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+325 bp	278,409	-98,339	-26%	15.19%	-400 bp
+200 bp	315,651	-61,097	-16%	16.80%	-239 bp
+100 bp	349,903	-26,845	-7%	18.19%	-100 bp
+50 bp	364,526	-12,222	-3%	18.74%	-44 bp
0 bp	376,748	-	-	19.19%	-
50 bp	385,302	+8,554	+2%	19.46%	+28 bp
-100 bp	392,076	+15,328	+4%	19.66%	+47 bp
-200 bp	397,398	+20,650	+5%	19.69%	+50 bp

(1) The -325 bp scenario is not shown due to the low prevailing interest rate environment.

The Bank is currently liability sensitive. If rates remain low, following the 300 basis points reduction in the federal funds rate, the Bank will benefit from its negative cumulative gap position. At March 31, 2008, approximately 82.7% of the Bank’s certificates of deposit will be maturing in the next twelve months. If the certificates of deposit remain with the Bank, the majority are projected to re-price downward. The $100.0 million in long term FHLB borrowings, which are callable during the quarters ending September 30 and December 31, 2008, are also projected to extend if rates remain low. The interest rate risk exposure analysis indicated that as of December 31, 2007, an immediate and permanent 2.0% decrease in interest rates would result in an approximately 5.9% increase in net interest income over a one year time horizon. The interest rate risk analysis indicated that a more likely scenario suggests that the steep cuts which have already occurred in conjunction with the onset of an economic recovery at the close of 2008, would lead to an approximately 6.5% increase in net interest income over a 24 month time horizon. Conversely, the interest rate risk analysis indicated that an immediate and permanent 2.0% increase in interest rates would cause an approximately 6.2% decrease in net interest income over a one year time horizon due to the Bank’s fixed rate mortgage loans and mortgage-backed securities as well as the re-pricing exposure within the certificates of deposit portfolio.

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

During the quarter under report, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter under report except that the registrant took steps to strengthen its internal controls related to the accounting for income taxes and for managing tax risk by retaining a certified public accounting firm to review its tax provision and methodology.

PART II

ITEM 1.	Legal Proceedings

At March 31, 2008, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there has been any material changes with regard to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended June 30, 2007, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2008.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased Un
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs (1)
January 1-31, 2008	183,600	$11.67	183,600	94,634
February 1-29, 2008	94,634	$11.21	94,634	-
March 1-31, 2008	-	-	-	-
Total	278,234	$11.52	278,234	-

(1)       On January 18, 2007, the Company announced a five percent stock repurchase plan (approximately 1,036,634 shares). Such purchases are to be made from time to time in the open market, based on stock availability, price and the Company’s financial

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

KEARNY FINANCIAL CORP.

Date:	May 12, 2008	By:	/s/ John N. Hopkins
John N. Hopkins
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	May 12, 2008	By:	/s/ William C. Ledgerwood
William C. Ledgerwood
Senior Vice President and
Chief Financial Officer
(Principal financial officer)