Form 10-K
period 2008-06-30
Kearny Financial Corp.
filed 2008-09-15
CIK 1295664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission File Number: 0-51093

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ YES	☒ NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on December 31, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $198.6 million. Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of September 5, 2008 there were outstanding 70,450,703 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2008

i

Forward-Looking Statements

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). In addition to the factors described under Item 1A. Risk Factors, the following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations; the effects of and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the impact of changes in financial services laws and regulations (including laws concerning taxation, banking, securities and insurance); changes in accounting policies and practices, as may be adopted by regulatory agencies, the Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board; technological changes; competition among financial services providers; and the success of the Company at managing the risks involved in the foregoing and managing its business.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

Item 1. Business

General

The Company is a federally-chartered corporation that was organized on March 30, 2001 for the purpose of being a holding company for Kearny Federal Savings Bank (the “Bank”), a federally-chartered stock savings bank. On February 23, 2005, the Company completed a minority stock offering in which it sold 21,821,250 shares, representing 30% of its outstanding common stock upon completion of the offering. The remaining 70% of the outstanding common stock, totaling 50,916,250 shares, were retained by Kearny MHC (the “MHC”). The MHC is a federally-chartered mutual holding company and so long as the MHC is in existence, it will at all time own a majority of the outstanding common stock of the Company. The stock repurchase programs conducted by the Company since the offering have reduced the total number of shares outstanding. The 50,916,250 shares held by the MHC represented 72.2% of the total shares outstanding as of the Company’s June 30, 2008 fiscal year end. The MHC and the Company are regulated by the Office of Thrift Supervision.

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

Our primary business is attracting retail deposits from the public and using those deposits, together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for our investing and lending activities. We invest in mortgage-backed securities, U.S. government obligations, obligations of state and political subdivisions and other securities. Our loan portfolio consists of one-to-four family residential mortgage loans, multi-family and commercial mortgage loans, commercial business loans, home equity loans and lines of credit, other consumer loans and construction loans. At June 30, 2008, net loans receivable comprised 49.0% of our total assets while securities (mortgage-backed securities and non-mortgage-backed) comprised 36.7% of our total assets. By comparison, at June 30, 2007, net loans receivable comprised 44.9% of our total assets while securities comprised 38.2% of our total assets. It is our intention to continue increasing the balance of our loan portfolio relative to the size of our securities portfolio.

We operate from an administrative headquarters in Fairfield, New Jersey and as of June 30, 2008 had 28 branch offices. We also operate an Internet website at www.kearnyfederalsavings.com. As of June 30, 2008, we had 266 full-time employees and 20 part-time employees.

Market Area. Our primary market area consists of the northern New Jersey counties in which we currently operate branches: Bergen, Hudson, Passaic, Morris, Middlesex, Essex, Union and Ocean Counties. We also consider Monmouth County, New Jersey to be part of our market area. Our lending is concentrated in these nine counties and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

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

Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions and credit unions located in our primary market area. We also compete with mortgage banking and finance companies for real estate loans and with commercial banks and savings institutions for consumer loans and we face competition for funds from investment products such as mutual funds, short-term money market funds and corporate and government securities. There are large competitors operating throughout our total market area, including Bank of America, TD Commerce Bank, Wachovia Bank, PNC Bank and Hudson City Savings Bank with JP Morgan Chase Bank and Citibank also expanding their presence and we face strong competition from other community-based financial institutions. Based on data compiled by the Federal Deposit Insurance

Corporation as of June 30, 2007, the latest date for which such data is available, Kearny Federal Savings Bank was ranked 20th of 119 depository institutions operating in the eight counties in which it has branches with 0.95% of total FDIC-insured deposits.

Lending Activities

General. We have traditionally focused on the origination of one-to-four family loans, which comprise a significant majority of our total loan portfolio. Our next largest category of lending is commercial real estate, which includes multi-family dwellings, mixed-use properties and other commercial properties. We also offer consumer loans (primarily composed of home equity loans and lines of credit), construction loans (to builders and developers as well as to individual homeowners) and commercial business loans, generally secured by real estate. Substantially all of our borrowers are residents of our primary market area and would be expected to be similarly affected by economic and other conditions in that area. Since May 2007, we have been purchasing out-of-state one-to-four family first mortgage loans in states we have deemed to be minimally affected by the housing and credit crises, to supplement our in-house originations, as discussed on Page 11.

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family	$687,679	66.99%	$559,306	64.66%	$465,822	65.80%	$382,766	68.03%	$358,241	70.22%
Multi-family and commercial	178,588	17.40	159,147	18.40	107,111	15.13	96,685	17.19	83,426	16.35
Commercial business	8,735	0.85	4,205	0.48	3,208	0.45	2,930	0.52	5,161	1.01
Consumer:
Home equity loans	123,978	12.08	113,624	13.14	93,639	13.23	54,199	9.63	37,381	7.33
Home equity lines of credit	11,478	1.12	12,748	1.47	12,988	1.83	14,850	2.64	15,677	3.07
Passbook or certificate	2,662	0.26	3,250	0.38	2,884	0.41	2,831	0.50	2,746	0.54
Other	1,332	0.13	1,391	0.16	247	0.03	264	0.05	336	0.07
Construction	12,062	1.17	11,360	1.31	22,078	3.12	8,094	1.44	7,212	1.41
Total loans	1,026,514	100.00%	865,031	100.00%	707,977	100.00%	562,619	100.00%	510,180	100.00%
Less:
Allowance for loan losses	6,104		6,049		5,451		5,416		5,144
Deferred loan (costs) and fees, net	(1,276)		(1,511)		(1,087)		(815)		(758)
	4,828		4,538		4,364		4,601		4,386
Total loans, net	$1,021,686		$860,493		$703,613		$558,018		$505,794

Loan Maturity Schedule. The following table sets forth the maturities of our loan portfolio at June 30, 2008. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less. Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Real estate mortgage: One-to-four family	Real estate mortgage: Multi-family and commercial	Commercial business	Home equity loans	Home equity lines of credit	Passbook or certificate	Other	Construction	Total
	(In Thousands)
Amounts Due:
Within 1 Year	$303	$262	$1,342	$147	$37	$1,438	$106	$8,467	$12,102

After 1 year:
1 to 3 years	2,135	1,189	3,402	5,303	22	123	9	3,595	15,778
3 to 5 years	18,164	3,265	457	9,487	161	8	—	—	31,542
5 to 10 years	102,384	11,645	—	36,732	5,284	10	—	—	156,055
10 to 15 years	121,819	33,584	1,554	36,782	5,068	—	—	—	198,807
Over 15 years	442,874	128,643	1,980	35,527	906	1,083	1,217	—	612,230

Total due after one year	687,376	178,326	7,393	123,831	11,441	1,224	1,226	3,595	1,014,412
Total amount due	$687,679	$178,588	$8,735	$123,978	$11,478	$2,662	$1,332	$12,062	$1,026,514

The following table shows the dollar amount of loans as of June 30, 2008 due after June 30, 2009 according to rate type and loan category.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate mortgage:
One-to-four family	$604,022	$83,354	$687,376
Multi-family and commercial	155,626	22,700	178,326
Commercial business	3,162	4,231	7,393
Consumer:
Home equity loans	123,831	—	123,831
Home equity lines of credit	2,904	8,537	11,441
Passbook or certificate	—	1,224	1,224
Other	9	1,217	1,226
Construction	—	3,595	3,595
Total	$889,554	$124,858	$1,014,412

One-to-Four Family Mortgage Loans. Our primary lending activity consists of the origination of one-to-four family first mortgage loans, of which approximately $618.8 million are secured by property located within New Jersey. During the year ended June 30, 2008, the Bank originated $99.1 million of one-to-four family first mortgage loans within New Jersey compared to $67.2 million in the year ended June 30, 2007. Contributing to the increase in one-to-four family first mortgage loan originations were increased marketing efforts as well as the tightening of credit standards by large mortgage originators negatively impacted by the housing and credit crisis. We also purchased one-to-four family first mortgages totaling $102.2 million during the year ended June 30, 2008, compared to $97.5 million during the year ended June 30, 2007.

We will originate a one-to-four family mortgage loan on an owner-occupied property with a principal amount of up to 95% of the lesser of the appraised value or the purchase price of the property, with private mortgage insurance required if the loan-to-value ratio exceeds 80%. Our loan-to-value limit on a non-owner-occupied property is 75%. Loans in excess of $1.0 million are handled on a case-by-case basis and are subject to lower loan-to-value limits, generally no more than 50%.

Our fixed-rate and adjustable-rate residential mortgage loans on owner-occupied properties have terms of ten to 30 years. Residential mortgage loans on non-owner-occupied properties have terms of up to 15 years for fixed-rate loans and terms up to 20 years for adjustable-rate loans. We also offer ten-year balloon mortgages with a thirty-year amortization schedule on owner-occupied properties and a twenty-year amortization schedule on non-owner-occupied properties.

Our adjustable-rate loan products provide for an interest rate that is tied to the one-year Constant Maturity U.S. Treasury index and have terms of up to 30 years with initial fixed-rate periods of one, three, five, seven, or ten years according to the terms of the loan and annual rate adjustment thereafter. We also offer an adjustable-rate loan with a term of up to 30 years with a rate that adjusts every five years to the five-year Constant Maturity U.S. Treasury index. There is a 200 basis point limit on the rate adjustment in any adjustment period and the rate adjustment limit over the life of the loan is 600 basis points.

We offer a first-time homebuyer program for persons who have not previously owned real estate and are purchasing a one-to-four family property in Bergen, Passaic, Morris, Essex, Hudson, Middlesex, Monmouth, Ocean and Union Counties, New Jersey for use as a primary residence. This program is also available outside these areas only to persons who are existing deposit or loan customers of Kearny Federal Savings Bank and/or members of their immediate families. The financial incentives offered under this program are a one-eighth of one percent rate reduction on all first mortgage loan types and the refund of the application fee at closing.

The fixed-rate mortgage loans that we originate generally meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation. However, as our focus is on increasing the size of the loan portfolio, we generally do not sell loans in the secondary market and do not currently anticipate that we will commence doing so in any large capacity. There were no residential mortgage loan sales during the last three fiscal years.

Substantially all of our residential mortgages include “due on sale” clauses, which give us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing our one-to-four family first mortgage loans are made by state certified or licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability and fire insurance and, if applicable, flood insurance, are also required.

Multi-Family and Commercial Real Estate Mortgage Loans. We also originate mortgage loans on multi-family and commercial real estate properties, including loans on apartment buildings, retail/service properties and other income-producing properties, such as mixed-use properties combining residential and commercial space. The Bank originated $44.9 million of multi-family and commercial real estate mortgages during the year ended June 30, 2008, compared to $62.9 million during the year ended June 30, 2007. The Bank’s business plan calls for an increased emphasis on originating these types of mortgages, however, a slowing economy led to the decrease in originations year-over-year. Also, this type of loan product became somewhat less desirable due to depressed yields resulting from intense competition in our market area for quality commercial real estate loans.

We generally require no less than a 30% down payment or equity position for mortgage loans on multi-family and commercial real estate properties and we require personal guarantees on all such loans. Currently, these loans are made with a maturity of up to 20 years. We also offer a five-year balloon loan with a twenty-year amortization schedule. All of our multi-family and commercial real estate mortgage loans are on properties located in New Jersey.

Multi-family and commercial real estate mortgage loans generally are considered to entail significantly greater risk than that which is involved with one-to-four family, owner-occupied real estate lending. The repayment of these loans typically is dependent on the successful operations and income stream of the borrower and the real estate securing the loan as collateral. These risks can be significantly affected by economic conditions. In addition, multi-family and commercial real estate mortgage loans generally carry larger balances to single borrowers or related groups of borrowers than one-to-four family mortgage loans. Multi-family and commercial real estate lending typically requires substantially greater evaluation and oversight efforts compared to residential real estate lending.

Commercial Business Loans. We also originate commercial term loans and lines of credit to a variety of professionals, sole proprietorships and small businesses in our market area. During the year ended June 30, 2008, the Bank originated $7.6 million of commercial business loans compared to $4.6 million during the year ended June 30, 2007. Year-over-year, commercial business loan originations increased despite the decrease in commercial real estate mortgage originations. Management expects a gradual increase in the origination of commercial business loans since the typical borrower may have a need for both types of loans.

These loans are normally secured by real estate and we require personal guarantees on all commercial loans. Approximately 65.6% of our commercial business loans are secured by one-to-four family properties and approximately 33.8% are secured by commercial real estate. Marketable securities may also be accepted as collateral on lines of credit, but with a loan to value limit of 50%. The loan to value limit on secured commercial lines of credit and term loans is otherwise generally limited to 70%. We also make unsecured commercial loans in the form of overdraft checking authorization up to $25,000 and unsecured lines of credit up to $25,000.

Our commercial term loans generally have terms of up to 15 years and are mostly fixed-rate loans. Our commercial lines of credit have terms of up to two years and are mostly adjustable-rate loans. We also offer a one-year, interest-only commercial line of credit with a balloon payment.

Unlike single-family, owner-occupied residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial business loans, therefore, have greater credit risk than residential mortgage loans. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one-to-four family first mortgage loans. Commercial lending requires substantially greater evaluation and oversight efforts compared to residential or commercial real estate lending.

Home Equity Loans and Lines of Credit. Our home equity loans are fixed-rate loans for terms of generally up to 20 years. We also offer fixed-rate and adjustable-rate home equity lines of credit with terms of up to 15 years. During the year ended June 30, 2008, the Bank originated $45.0 million of home equity loans and lines of credit compared to $51.4 million in the year ended June 30, 2007. The decrease in originations resulted from strong competition in the marketplace for these types of loans as well as a general decline in the value of residential real estate.

Collateral value is determined through an Automated Valuation Module (AVM), specifically, Freddie Mac’s Home Valuation Explorer (HVE), or property value analysis report (FHLMC Form 704) provided by a state certified or licensed independent appraiser. In some cases, we determine collateral value by a full appraisal performed by a state certified or licensed independent appraiser. Home equity loans and lines of credit do not require title insurance but do require homeowner, liability and fire insurance and, if applicable, flood insurance.

Home equity loans and fixed-rate home equity lines of credit are primarily originated in our market area and are generally made in amounts of up to 80% of value on term loans and of up to 75% of value on home equity adjustable-rate lines of credit. We originate home equity loans secured by either a first lien or a second lien on the property.

Other Consumer Loans. In addition to home equity loans and lines of credit, our consumer loan portfolio includes loans secured by savings accounts and certificates of deposit on deposit with the Bank and unsecured personal overdraft loans. We will generally lend up to 90% of the account balance on a loan secured by a savings account or certificate of deposit.

Consumer loans entail greater risks than residential mortgage loans, particularly consumer loans that are unsecured. Consumer loan repayment is dependent on the borrower’s continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on consumer loans in the event of a default.

Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and any additional verifiable secondary income.

Construction Lending. Our construction lending includes loans to individuals for construction of one-to-four family residences or for major renovations or improvements to an existing dwelling. Our construction lending also includes loans to builders and developers for multi-unit buildings or multi-house projects. All of our construction lending is in New Jersey. During the year ended June 30, 2008, construction loan originations and/or disbursements were $5.6 million compared to $6.3 million during the year ended June 30, 2007. For the second year in a row, there was a decrease in construction loan originations and/or disbursements year-over-year, due to the sluggish residential real estate market.

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

We have no formal limits as to the number of projects a builder has under construction or development and make a case-by-case determination on loans to builders and developers who have multiple projects under development. The Board of Directors reviews the Bank’s business relationship with a builder or developer prior to accepting a loan application for processing. We generally do not make construction loans to builders on a speculative basis. There must be a contract in place. Financing is provided for up to two houses at a time in a multi-house project, requiring a contract on one of the two houses before financing for the next house may be obtained.

Construction lending is generally considered to involve a higher degree of credit risk than mortgage lending. If the initial estimate of construction cost proves to be inaccurate, we may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period.

Loans to One Borrower. Federal law generally limits the amount that a savings institution may lend to one borrower to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of June 30, 2008, our loans-to-one-borrower limit was approximately $52.6 million.

At June 30, 2008, our largest single borrower had an aggregate loan balance of approximately $14.9 million, representing four mortgage loans secured by commercial real estate. Our second largest single borrower had an aggregate loan balance of approximately $10.7 million, representing nine loans secured by commercial real estate, two residential construction loans and one residential loan. Our third largest borrower had an aggregate loan balance of approximately $10.0 million, representing two loans secured by commercial real estate. At June 30, 2008, all of these lending relationships were current and performing in accordance with the terms of their loan agreements.

Loan Originations, Purchases, Sales, Solicitation and Processing. The following table shows total loans originated, purchased and repaid during the periods indicated.

	For the Years Ended June 30,
	2008	2007	2006
	(In Thousands)
Loan originations and purchases:
Loan originations:
Real estate mortgage:
One-to-four family	$99,113	$67,158	$118,371
Multi-family and commercial	44,854	62,948	23,444
Commercial business	7,622	4,604	708
Construction	5,569	6,268	22,638
Consumer:
Home equity loans and lines of credit	44,992	51,437	66,456
Passbook or certificate	1,504	1,802	1,578
Other	334	1,553	412
Total loan originations	203,988	195,770	233,607
Loan purchases:
Real estate mortgage:
One-to-four family	102,228	97,521	24,434
Multi-family and commercial	—	—	—
Total loan purchases	102,228	97,521	24,434
Loan principal repayments	(145,959)	(136,669)	(113,786)
Increase due to other items	936	258	1,340
Net increase in loan portfolio	$161,193	$156,880	$145,595

Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals and “walk-in” customers. Our residential loan originations are largely advertising driven.

We primarily originate our own loans and retain them in our portfolio. As part of our loan growth strategy, we generally do not sell loans in the secondary market and do not currently anticipate that we will commence doing so in any large capacity. There were no whole loan sales during the year ended June 30, 2008. Gross loan originations totaled $204.0 million for the year ended June 30, 2008 and exceeded principal repayments by approximately $58.0 million.

The Bank maintains loan purchase and servicing agreements with two large nationwide lenders, in order to supplement the Bank’s loan production pipeline. Each agreement calls for the purchase of loan pools that contain mortgages on residential properties in our lending area. We have procedures in place for purchasing these mortgages such that the underwriting guidelines are consistent with those used in our in-house loan origination process. The evaluation and approval process ensures that the purchased loans generally conform to our normal underwriting guidelines. Our due diligence process includes full credit reviews and an examination of the title policy and associated legal instruments. We recalculate debt service and loan-to-value ratios for accuracy and review appraisals for reasonableness. We expanded our loan purchase and servicing agreements with the same nationwide lenders to include mortgage loans secured by residential real estate located outside of New Jersey. All loan packages presented to the Bank must meet the Bank’s underwriting requirements as outlined in the purchase and servicing agreements and are subject to the same review process shown above. Furthermore, there are stricter underwriting guidelines in place for out-of-state mortgages, including higher minimum credit scores. During the year ended June 30, 2008, we purchased a total of $77.7 million fixed-rate loans from these sellers.

Once we purchase the loans, we continually monitor the seller’s performance by thoroughly reviewing portfolio balancing reports, remittance reports, delinquency reports and other data supplied to us on a monthly basis. We also review the seller’s financial statements and documentation as to their compliance with the servicing standards established by the Mortgage Bankers Association of America.

We purchase out-of-state one-to-four family first mortgage loans in states we have judged to be minimally affected by the housing and credit crises. As of June 30, 2008, our portfolio of out-of-state loans included mortgages in 22 states and totaled $68.9 million. The largest concentration of loans at June 30, 2008 is located in the state of Georgia, totaling $7.1 million.

The Bank also enters into purchase agreements with a limited number of smaller, local mortgage companies to supplement the Bank’s loan production pipeline. These agreements call for the purchase, on a flow basis, of adjustable-rate and/or 10, 15 and 30-year fixed-rate mortgage loans with servicing released to the Bank. During the year ended June 30, 2008, we purchased a total of $2.1 million adjustable-rate loans and $22.4 million of fixed-rate loans from these companies.

In addition to purchasing one-to-four family loans, we also occasionally purchase participations in loans originated by other banks and through the Thrift Institutions Community Investment Corporation of New Jersey (“TICIC”). Our TICIC participations include multi-family and commercial real estate properties. The aggregate balance of TICIC participations at June 30, 2008 was $8.5 million and the average balance of a single participation was approximately $259,000. At June 30, 2008, we had six non-TICIC participations with an aggregate balance of $14.2 million, consisting of loans on commercial real estate properties, including a medical center, a self-storage facility, a shopping plaza and commercial buildings with a combination of retail and office space and a construction loan to build townhouses. During the year ended June 30, 2008, the Bank did not purchase any participations in loans originated by other banks.

Loan Approval Procedures and Authority. Senior management recommends and the Board of Directors approves our lending policies and loan approval limits. Our Chief Lending Officer may approve loans up to $750,000. Loan department personnel of the Bank serving in the following positions may approve loans as follows: mortgage loan managers, mortgage loans up to $500,000; mortgage loan underwriters, mortgage loans up to $25,000; consumer loan managers, consumer loans up to $250,000; and consumer loan underwriters, consumer loans up to $150,000. In addition to these principal amount limits, there are established limits for different levels of approval authority as to minimum credit scores and maximum loan to value ratios and debt ratios. Our Chief Executive Officer, Chief Financial Officer and Chief Investment Officer have authorization to countersign loans for amounts that exceed $750,000 up to a limit of $1.0 million. Our Chief Lending Officer must approve loans between $750,000 and $1.0 million along with one of these designated officers. Non-conforming mortgage loans and loans over $1.0 million require the approval of the Board of Directors.

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

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial writedown of the property, if necessary, is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2008, we held real estate owned totaling $109,000, consisting of one parcel of vacant land currently under a contract of sale.

Loans are reviewed on a regular basis and are placed on non-accrual status when they are more than 90 days delinquent, with the exception of passbook loans. When a passbook loan becomes 120 days delinquent, we collect the outstanding balance of the loan from the related passbook account along with accrued interest (and a penalty is charged if the account securing the loan is a certificate of deposit). Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2008, we had approximately $1.6 million of loans that were held on a non-accrual basis compared to $1.5 million at June 30, 2007.

Non-Performing Assets. The following table provides information regarding the Bank’s non-performing loans and other non-performing assets. At each of the dates indicated, we did not have any troubled debt restructurings. At June 30, 2008 and 2007, the allowance for loan losses totaled $6.1 million and $6.0 million, non-performing loans totaled $1.6 million and $1.5 million and the ratio of allowance for loan losses to non-performing loans was 388.1% and 406.3%, respectively.

	At June 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Loans accounted for on a non-accrual basis:
Real estate mortgage:
One- to four-family	$530	$472	$329	$846	$771
Multi-family and commercial	1,012	1,017	592	1,004	1,414
Commercial business	—	—	—	31	39
Consumer:
Home equity loans	31	—	21	20	65
Home equity lines of credit	—	—	—	17	—
Other	—	—	—	4	—
Construction	—	—	—	—	—
Total	1,573	1,489	942	1,922	2,289
Accruing loans which are contractually past due 90 days or more:
Real estate mortgage:
One- to four-family	—	—	—	—	—
Multi-family and commercial	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer:	—
Home equity loans and lines of credit	—	—	—	—	—
Passbook or certificate	—	—	—	—	39
Other	—	—	—	—	—
Construction	—	—	—	—	—
Total	—	—	—	—	39
Total non-performing loans	$1,573	$1,489	$942	$1,922	$2,328
Real estate owned	$109	$109	$109	$209	$209
Other non-performing assets	$—	$—	$—	$—	$—
Total non-performing assets	$1,682	$1,598	$1,051	$2,131	$2,537
Total non-performing loans to total loans	0.15%	0.17%	0.13%	0.34%	0.46%
Total non-performing loans to total assets	0.08%	0.08%	0.05%	0.09%	0.12%
Total non-performing assets to total assets	0.08%	0.08%	0.05%	0.10%	0.13%

During the years ended June 30, 2008, 2007 and 2006, gross interest income of $105,000, $111,000 and $81,000, respectively, would have been recognized on loans accounted for on a non-accrual basis if those loans had been current. Interest income recognized on such loans of $47,000, $45,000 and $9,000 was included in income for the years ended June 30, 2008, 2007 and 2006, respectively.

As of June 30, 2008, the Bank had no loans not disclosed in the table on Page 13 or the table below, where known information about possible credit problems of borrowers cause management to have serious doubts about the ability of such borrowers to comply with the present loan repayment terms.

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

An asset is considered “substandard” if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets or portions thereof, classified as “loss” are considered uncollectible and of so little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but which have credit deficiencies or potential weaknesses are required to be designated “special mention” by management.

Management’s classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. An independent loan review firm performs a review of our residential and commercial loan portfolios and we downgrade our classifications to match those of this reviewing firm if there is disagreement between our assessment and the independent assessment. The following table discloses our classification of assets and designation of certain loans as special mention as of June 30, 2008. At June 30, 2008, all of the classified assets and special mention designated assets were loans.

	At June 30,
	2008	2007	2006
	(In Thousands)

Special Mention	$—	$736	$236
Substandard	749	1,470	1,448
Doubtful	1,871	1,881	2,001
Loss	—	—	—
Total	$2,620	$4,087	$3,685

At June 30, 2008, three loans totaling approximately $134,000 classified as “substandard” and three loans totaling approximately $763,000 classified as “doubtful,” respectively, are included under non-performing assets, as shown in the table on Page 13. Generally, the underlying cause for these classifications is the borrower’s inability to generate sufficient cash flow from the property to cover the debt payments. The borrowers, in most cases, have continued to honor these obligations using personal funds to make the payments.

Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects our estimation of the losses in our loan portfolio to the extent they are both probable and reasonable to estimate. The allowance is established through provisions for loan losses that are charged to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance.

Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio by type of loan, as required by generally accepted accounting principles and regulatory guidelines.

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

We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potentially impaired loans. Such system takes into consideration, among other things, delinquency status, size of loan, type of collateral and financial condition of the borrower. Large groups of smaller balance homogeneous loans, such as residential real estate and home equity and consumer loans are evaluated in the aggregate using historical loss factors and current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, are evaluated individually for impairment. At June 30, 2008, impaired loans were $2.5 million compared to no impaired loans at June 30, 2007. As of June 30, 2008, the related allowance for loan losses totaled $1.2 million and impaired loans which did not have a specific allocation of the allowance for loan losses totaled $596,000.

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

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated.

	For the Years Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Allowance balance (at beginning of period)	$6,049	$5,451	$5,416	$5,144	$5,180
Provision for loan losses	94	571	72	68	—
Charge-offs:
Real estate mortgage – One-to-four family	30	—	—	—	12
Commercial business	—	—	30	5	24
Other	9	—	12	4	—
Total charge-offs	39	—	42	9	36
Recoveries:
Real estate mortgage – One-to-four family	—	—	—	213	—
Commercial business	—	27	5	—	—
Total recoveries	—	27	5	213	—
Net (charge-offs) recoveries	(39)	27	(37)	204	(36)
Allowance balance (at end of period)	$6,104	$6,049	$5,451	$5,416	$5,144
Total loans outstanding	$1,026,514	$865,031	$707,977	$562,619	$510,180
Average loans outstanding	$951,019	$785,210	$633,758	$523,029	$504,672
Allowance for loan losses as a percent of total loans outstanding	0.59%	0.70%	0.77%	0.96%	1.01%
Net loan charge-offs as a percent of average loans outstanding	0.00%	0.00%	0.01%	0.00%	0.01%
Allowance for loan losses to non-performing loans	388.05%	406.25%	578.66%	281.79%	220.96%

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

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in Thousands)
At end of period allocated to:
Real estate mortgage:
One-to-four family	$3,131	66.99%	$1,854	64.66%	$1,582	65.80%	$1,514	68.03%	$1,422	70.22%
Multi-family and commercial	1,934	17.40	3,602	18.40	3,133	15.13	3,368	17.19	3,358	16.35
Commercial business	46	0.85	27	0.48	34	0.45	50	0.52	57	1.01
Consumer:
Home equity loans	756	12.08	356	13.14	286	13.23	182	9.63	131	7.33
Home equity lines of credit	70	1.12	46	1.47	39	1.83	47	2.64	52	3.07
Passbook or certificate	—	0.26	—	0.38	—	0.41	—	0.50	—	0.54
Other	43	0.13	34	0.16	27	0.03	120	0.05	4	0.07
Construction	124	1.17	130	1.31	350	3.12	135	1.44	120	1.41
Total	$6,104	100.00%	$6,049	100.00%	$5,451	100.00%	$5,416	100.00%	$5,144	100.00%

Our focus has been to maintain an allowance for loan losses that represents our best estimate of the current amount of loss that it is probable given current facts and economic circumstances as of the evaluation date. Management has procedures in place to document loss allowance policies and methodologies, to consider all relevant information at the evaluation date, to support qualitative factors and unallocated amounts and to ensure directional consistency with changes in loss factors.

Securities Portfolio

Our deposits have traditionally exceeded our loan originations and we have invested these deposits primarily in mortgage-backed and non-mortgage-backed securities. Our securities portfolio comprised 36.7% of our total assets at June 30, 2008 compared to 38.2% at June 30, 2007. We have increased the balance of our loan portfolio relative to the size of our securities portfolio in recent years in order to improve earnings. We intend to continue shifting our assets into loans rather than securities, however, such a change will take time and in the foreseeable future, securities will remain a significant component of our assets. It is management’s intention to continue to invest in mortgage-backed securities, to the extent the funds are not needed for loan originations.

Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, and marketability and performance objectives. Our Chief Executive Officer, Chief Financial Officer and Chief Investment Officer are designated by the Board of Directors as the officers responsible for securities investment transactions and all transactions require the approval of at least two of these designated officers. The Interest Rate Risk Management Committee, currently composed of Directors Hopkins, Regan, Aanensen, Mazza and Parow, with our Chief Investment Officer and Chief Financial Officer participating as management’s liaison to the committee, is responsible for the administration of the securities portfolio. This committee meets quarterly to review the securities portfolio. The results of the committee’s quarterly review are reported to the full Board, which adjusts the investment policy and strategies, as it considers necessary and appropriate.

Federally chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized under the investment policy approved by our Board of Directors include U.S. government and government agency obligations, municipal securities (consisting of bank qualified municipal bond obligations of state and local governments) and mortgage-backed securities of various U.S. government agencies or government-sponsored entities. On a short-term basis, our investment policy authorizes investment in securities purchased under agreements to resell, federal funds, certificates of deposits of insured banks and savings institutions and Federal Home Loan Bank (“FHLB”) term deposits.

As of June 30, 2008, mortgage-backed securities represented approximately 95.0% of our total investment in securities, compared to 87.9% as of June 30, 2007. Mortgage-backed securities are pass-through securities typically issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed security thus approximates the life of the underlying mortgages. Mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of private corporate issuers) to pool and repackage the participation interests in the form of securities, with investors such as us receiving the principal and interest payments on the mortgages. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates.

We only invest in mortgage-backed securities issued by U.S. government agencies or government-sponsored entities, such as Government National Mortgage Association, the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). We do not invest directlyin mortgage-backed securities of private issuers or collateralized mortgage obligations. Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors.

Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk to the security holder.

In addition to our direct investments in mortgage-backed securities, we hold the AMF Ultra Short Mortgage Fund, a mutual fund acquired during 2002 as the result of a merger, which invests primarily in agency and private label mortgage-backed securities and collateralized mortgage obligations of short duration. The housing and credit crises negatively impacted the market value of certain securities in the fund’s portfolio resulting in a continuing decline in the net asset value of this fund. In addition, the fund’s manager instituted a temporary prohibition against cash redemptions to protect shareholders against the possibility that the fund might be forced to liquidate securities at distressed price levels to satisfy redemption requests. In light of these factors, current accounting rules and associated Securities and Exchange Commission guidance the Company determined that the declines in the net asset value of this fund were other-than-temporary and, during the quarter ended June 30, 2008, we took a non-cash pre-tax charge of $659,000 against our $8.4 million holding in the fund.

Due to a continuing decline in the net asset value of the aforementioned mutual fund, the Company decided in July 2008 to withdraw its investment in the fund by invoking a redemption-in-kind option after the fund’s manager instituted the temporary prohibition against cash redemptions. The shares redeemed for cash and the shares redeemed for the underlying securities were written down to fair value as of the trade date resulting in an additional pre-tax charge to operations of $415,000 during the quarter ending September 30, 2008. Upon redemption, the underlying debt securities were classified as held to maturity. Several of the underlying securities were on credit watch or down graded prior to the redemption-in-kind. Since the mortgage-backed securities are carried at a significant discount to fair value, management anticipates that the $1.1 million charge in aggregate will be partially recovered as payments from the mortgage-backed securities are received each month. Withdrawal from the fund also eliminated the 45 basis point management fee.

We hold five single issue trust preferred securities with an aggregate carrying value of $7.4 million. Four of the five securities are with money center banks and have an aggregate carrying value of $6.3 million. The fifth security with a carrying value of $1.1 million was issued by a southeastern community bank. Management continually evaluates these trust preferred securities for other-than-temporary impairment and as of June 30, 2008, we concluded that any unrealized losses were temporary in nature. In making this determination, for each security we considered the extent and duration of the impairment; the nature and financial health of the issuer, including credit rating; our ability and intent to hold the security for a period sufficient to allow for a recovery in market value; and our ability and intent to hold the security for the time necessary to recover the amortized cost.

Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

We do not currently use or maintain a trading account. Securities not classified as “held to maturity” are classified as “available for sale.” These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. As of June 30, 2008, the Bank’s entire portfolios of mortgage-backed securities and non-mortgage-backed securities were classified as available for sale.

Other than mortgage-backed securities issued or guaranteed by the U.S. government or its agencies, at June 30, 2008 we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity. All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. Purchases of securities are made based on certain considerations, which include the interest rate, tax considerations, volatility, yield, settlement date and maturity of the security, our liquidity position and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, we do not purchase directly securities that are not rated investment grade.

During the years ended June 30, 2008, 2007 and 2006, proceeds from sales of securities available for sale totaled $48.5 million, $131.4 million and $257.0 million and resulted in gross gains of $57,000, $1.3 million and $8.8 million and gross losses of $57,000, $1.3 million and $7.8 million.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. The table reflects the reclassification of securities held to maturity and mortgage-backed securities held to maturity to available for sale during the year ended June 30, 2006.

	At June 30,
	2008	2007	2006	2005	2004
	(In Thousands)
Securities Available for Sale:
U.S. government obligations	$5,513	$6,864	$8,786	$—	$—
Obligations of states and political subdivisions	17,757	65,333	195,661	—	—
Mutual funds (1)	7,545	7,795	7,424	14,140	13,899
Common stock (2)	—	—	—	8,551	15,894
Trust preferred securities	7,368	8,877	10,922	10,900	11,771
Total securities available for sale	38,183	88,869	222,793	33,591	41,564

Securities Held to Maturity:
U.S. government obligations	—	—	—	265,469	274,401
Obligations of states and political subdivisions	—	—	—	204,629	161,469
Total securities held to maturity	—	—	—	470,098	435,870

Mortgage-Backed Securities Available for Sale:
Government National Mortgage Association	21,930	29,540	42,646	—	—
Federal Home Loan Mortgage Corporation	317,448	252,497	256,036	—	—
Federal National Mortgage Association	386,645	361,742	371,647	—	—
Total mortgage-backed securities available for sale	726,023	643,779	670,329	—	—

Mortgage-Backed Securities Held to Maturity:
Government National Mortgage Association	—	—	—	63,399	94,499
Federal Home Loan Mortgage Corporation	—	—	—	305,059	314,221
Federal National Mortgage Association	—	—	—	389,663	362,633
Total mortgage-backed securities held to maturity	—	—	—	758,121	771,353
Total	$764,206	$732,648	$893,122	$1,261,810	$1,248,787

(1)

As of June 30, 2008, 2007 and 2006, our mutual fund investment consisted of shares issued by AMF Ultra Short Mortgage Fund. Our mutual fund investment in prior years also included shares in a government income fund.

(2)	As of June 30, 2005 and 2004, our common stock investment consisted of shares of Freddie Mac common stock.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2008. This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At June 30, 2008, securities with a carrying value of $7.4 million are callable within one year.

	At June 30, 2008
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Market Value
	(Dollars in Thousands)

Mutual funds	$7,545	4.13%	$—	—%	$—	—%	$—	—%	$7,545	4.13%	$7,545
Trust preferred securities	—	—%	—	—%	—	—%	7,368	4.34%	7,368	4.34%	7,368
U.S. government obligations	—	—%	—	—%	385	3.33%	5,128	2.69%	5,513	2.74%	5,513
Obligations of states and political subdivisions	—	—%	1,294	3.24%	14,037	3.48%	2,426	3.68%	17,757	3.49%	17,757
Mortgage-backed securities:
Government National Mortgage Association	40	7.73%	209	11.22%	365	9.93%	21,316	6.33%	21,930	6.44%	21,930
Federal Home Loan Mortgage Corporation	37	7.56%	655	4.02%	10,651	5.20%	306,105	5.12%	317,448	5.12%	317,448
Federal National Mortgage Association	—	—%	10,245	5.67%	38,086	5.21%	338,314	5.08%	386,645	5.11%	386,645
Total	$7,622	4.17%	$12,403	5.42%	$63,524	4.84%	$680,657	5.11%	$764,206	5.08%	$764,206

Sources of Funds

General. Deposits are our major source of funds for lending and other investment purposes. In addition, we derive funds from loan and mortgage-backed securities principal repayments and proceeds from the maturity and call of securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings (principally from the FHLB of New York) are also used to supplement the amount of funds for lending and investment.

Deposits. Our current deposit products include interest-bearing and non-interest-bearing checking accounts, money market deposit accounts, savings accounts and certificates of deposit accounts ranging in terms from 30 days to five years. Certificates of deposit with terms ranging from one year to five years are available for individual retirement account plans. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

Deposits are obtained primarily from within New Jersey. Traditional methods of advertising are used to attract new customers and deposits, including radio, print media, direct mail and inserts included with customer statements. We do not utilize the services of deposit brokers. Premiums or incentives for opening accounts are sometimes offered. Our primary retail product is Star Banking, which bundles a number of banking services and products together for those customers with a checking account with direct deposit and combined deposits of $20,000 or more, including Internet banking, bill pay, telephone banking, reduced rates on home equity loans and a 25 basis point premium on certificates of deposit with a term of at least one year, excluding special promotions. We may also offer a 25 basis point premium on certificate of deposit accounts with a term of at least one year, excluding special promotions, to certificate of deposit accountholders that have $200,000 or more on deposit with the Bank. Though certificates of deposit with non-standard maturities are popular in our market, we generally promote certificates of deposit with traditional maturities, including three and six months and one, two, three and five years. We do offer the opportunity one time during the term of the certificate to “step up” the rate paid on 17-month and 29-month certificates of deposit from the rate set on such certificate to the current rate being offering by the Bank on certificates of that particular maturity.

The determination of interest rates is based upon a number of factors, including: (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors’ rates for similar products; (3) our current cost of funds, yield on assets and asset/liability position; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of borrowing from the FHLB. Interest rates are reviewed by senior management on a weekly basis and rates are set generally with the intent to be in the top five to ten percent of the competition.

A large percentage of our deposits are in certificates of deposit, which represented 63.3% and 62.9% of total deposits at June 30, 2008 and 2007, respectively. Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed. At June 30, 2008 and 2007, certificates of deposit maturing within one year were $710.0 million and $743.7 million, respectively. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. At June 30, 2008, $236.7 million or 27.1% of our certificates of deposit were certificates of $100,000 or more compared to $225.7 million or 25.4% at June 30, 2007. General interest rates and money market conditions significantly influence deposit inflows and outflows. The inflow of $100,000 or more certificates of deposit and the retention of such deposits upon maturity are particularly sensitive to general interest rates and money market conditions, making $100,000 or more certificates of deposit traditionally a more volatile source of funding than core deposits. In order to retain $100,000 or more certificates of deposit, we may have to pay a premium rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Years Ended June 30,
	2008			2007			2006
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in Thousands)

Non-interest-bearing demand	$59,169	4.40%	0.00%	$57,226	3.91%	0.00%	$56,517	3.82%	0.00%
Interest-bearing demand	149,871	11.16	1.81	136,622	9.34	1.91	103,397	7.00	0.90
Savings and club	303,818	22.61	1.08	336,067	22.97	1.11	429,019	29.03	1.18
Certificates of deposit	830,726	61.83	4.49	932,901	63.78	4.39	888,810	60.15	3.27

Total deposits	$1,343,584	100.00%	3.22%	$1,462,816	100.00%	3.23%	$1,477,743	100.00%	2.37%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2008	2007	2006
	(In Thousands)
Interest Rate
0.00-1.99%	$2,235	$32	$24,638
2.00-2.99%	91,937	17,451	46,588
3.00-3.99%	298,819	131,375	496,755
4.00-4.99%	473,649	488,520	162,070
5.00-5.99%	6,969	250,682	153,047
Total	$873,609	$888,060	$883,098

The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of the date indicated.

At June 30, 2008
(In Thousands)
Maturity Period
Within three months	$76,256
Three through six months	58,803
Six through twelve months	54,691
Over twelve months	46,977
$236,727

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2008.

	Amount Due
	Within 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years	Total
	(In Thousands)
0.00-1.99%	$2,235	$—	$—	$—	$—	$—	$2,235
2.00-2.99%	89,558	2,379	—	—	—	—	91,937
3.00-3.99%	243,602	40,099	11,626	—	3,491	1	298,819
4.00-4.99%	374,070	59,614	16,460	8,920	14,582	3	473,649
5.00-5.99%	524	211	—	1,560	4,674	—	6,969
Total	$709,989	$102,303	$28,086	$10,480	$22,747	$4	$873,609

Borrowings. To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the FHLB of New York. We make use of FHLB advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer-term fixed-rate loans held in the loan portfolio as part of our growth strategy.

Advances from the FHLB are typically secured by the FHLB capital stock we own and mortgage-backed securities we hold in safekeeping there. Additional information regarding our FHLB advances is included under Note 11 to consolidated financial statements.

Short-term FHLB advances generally have original maturities of less than one year. The details of these short-term advances are presented below for the dates and periods indicated. Typically, our short-term advances are in the form of overnight borrowings. Available overnight lines of credit at the FHLB at June 30, 2008 were $200.0 million. The Bank did not have any short-term advances or overnight borrowings during the year ended June 30, 2008.

	At or for the Years Ended June 30,
	2008	2007	2006
	(Dollars in Thousands)
Federal Home Loan Bank advances:
Average balance outstanding	$—	$—	$3,958
Maximum amount outstanding at any month-end during the period	—	—	28,000
Balance outstanding at end of period	—	—	—
Weighted average interest rate during the period	—%	—%	4.48%
Weighted average interest rate at end of period	—%	—%	—%

At June 30, 2008, long-term FHLB advances totaled $218.0 million. Long-term advances consist of fixed-rate advances that will mature after one year. The advances are collateralized by FHLB capital stock and certain mortgage-backed securities. These advances had a weighted average interest rate of 3.93% at June 30, 2008.

As of June 30, 2008, long-term advances mature as follows:

(In Thousands)
Years Ending June 30,
2009	$8,000
2011	10,000
2018	200,000
Total	$218,000

Subsidiary Activity

Kearny Financial Corp. has two wholly owned subsidiaries: Kearny Federal Savings Bank and Kearny Financial Securities, Inc.

Kearny Financial Securities, Inc. was organized in April 2005 under Delaware law as a Delaware investment company primarily to hold securities and mortgage-backed securities. At June 30, 2008, it held assets totaling $5,000 and was considered inactive.

Kearny Federal Savings Bank has two wholly owned subsidiaries: KFS Financial Services, Inc. and Kearny Federal Investment Corp.

KFS Financial Services, Inc. was incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000. It is a service corporation subsidiary organized for selling insurance products, including annuities, to Bank customers and the general public through a third party networking arrangement. KFS Financial Services, Inc. is not a licensed insurance agency and it may only offer insurance products through an agreement with a licensed insurance agency. KFS Financial Services, Inc. has entered into an agreement with The Savings Bank Life Insurance Company of Massachusetts, a licensed insurance agency, through which it offers insurance products. At June 30, 2008, it held assets totaling $316,000.

Kearny Federal Investment Corp. was organized in May 2004 under New Jersey law as a New Jersey investment company primarily to hold securities and mortgage-backed securities. In June 2008, Kearny Federal Investment Corp. was formally dissolved and its assets returned to its parent, the Bank.

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

As authorized, the FDIC sets the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on the amount of their assessable deposits on that date. The Bank’s initial one-time assessment credit balance was $1.6 million as of April 1, 2007. At June 30, 2008, our credit balance totaled $597,000, which includes the $150,000 applied by the FDIC against our quarterly insurance payment computation on June 30, 2008. If our calculated premium does not change, the credit may cover premiums due during approximately the next four quarters.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds are scheduled to mature in 2017.

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

In December 2006, the Office of Thrift Supervision authorized the Bank to make a capital distribution to the Company in the form of a $15.0 million cash dividend for payment of dividends to stockholders and to fund stock repurchases. The Company received the cash dividend in January 2007. In June 2007, the Bank applied to the Office of Thrift Supervision for approval to distribute an additional

$19.0 million to the Company. In August 2007, the Bank received approval from the Office of Thrift Supervision and the cash dividend was paid in November 2007.

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

A savings bank that fails the qualified thrift lender test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank; (2) paying dividends not permissible under national bank regulations; and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. In addition, if the institution does not requalify under the qualified thrift lender test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB as promptly as possible.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding FHLB advances.

The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. In addition, these requirements could result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

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

Waivers of Dividends by Kearny MHC. Office of Thrift Supervision regulations requires the MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from the Company. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members and (ii) the waiver would not be detrimental to the safe and sound operations of the subsidiary savings association.

During the year ended June 30, 2008, the MHC waived its right, upon non-objection from the Office of Thrift Supervision, to receive cash dividends of $10.2 million declared during the year.

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

From an interest rate risk perspective, the Company is liability sensitive, which indicates that liabilities re-price faster than assets. The timing mismatch of the re-price of interest-earning assets and interest-bearing liabilities is referred to as the gap position. The most common measurement interval is one year. At June 30, 2007, the Company’s one-year gap position was -20.9% and at June 30, 2008 it was -9.5%. During the fiscal year it fluctuated from -15.1% at September 30, 2007 to -9.3% at December 31, 2007 to -11.8% at March 31, 2008.

Following a period of historically low interest rates, the Federal Reserve Board of Governors steadily increased its target federal funds rate 425 basis points between June 2004 and June 2007, raising it to 5.25% where it remained until September 2007. During that period, while the federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing increased, intermediate- and long-term market interest rates, which we use as a guide to our loan pricing, did not increase proportionately. In fact, it led to a “flattening” of the market yield curve, which became “inverted” as short-term rates exceeded longer-term rates. The relatively flat yield curve hurt our net interest rate spread and net interest margin because the interest rates we pay on our deposits re-priced upwards faster than the interest rates that we earn on our loans and investments. However, between September 2007 and May 2008, the Federal Reserve reacted to the threat of a recession and the housing and credit crises by steadily decreasing its target federal funds rate, reducing it by 325 basis points to 2.00%. This has had the effect of increasing our net interest spread and net interest margin due to the cost of funds declining by more than the decline in the yield on earning assets.

In this interest rate environment, it is to our benefit to be liability sensitive. As of June 30, 2008, $710.0 million or 81.3% of our certificates of deposit mature within one year. During the year ending June 30, 2009, $100.0 million of FHLB advances are callable, but as of June 30, 2008 it seems unlikely that they will be called. With respect to re-pricing assets, during the year ending June 30, 2009, $12.1 million of loans will reach their contractual maturity dates. The effect of subsequent interest rate changes will be reflected in the re-pricing of $124.9 million of loans maturing after June 30, 2009 and $379.3 million of mortgage-backed securities and non-mortgage-backed securities with floating or adjustable rates.

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

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.59% of total loans at June 30, 2008, material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

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

The net proceeds from our initial public offering in February 2005 substantially increased our equity capital. We expect to take time to invest this capital prudently. As a result, our return on equity, which is the ratio of earnings divided by average equity capital is lower than that of many similar companies. To the extent that the stock market values a company based in part on its return on equity, our low return on equity relative to our peer group could negatively affect the trading price of our common stock. During the year ended June 30, 2008, there was ongoing evaluation and implementation of growth and diversification strategies related to execution of the Company’s business plan. Though so far unsuccessful, the Company expects to carry on in the future similar efforts to grow the balance sheet. At the same time, management expects to continue to restructure the Bank’s asset mix in an attempt to improve profitability.

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

Kearny MHC owns a majority of Kearny Financial Corp.’s common stock, 72.2% at June 30, 2008 and is able to exercise voting control over most matters put to a vote of shareholders, including the election of directors. Kearny MHC may also exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares. The Board of Directors of Kearny MHC is also the Board of Directors of Kearny Financial Corp.

The Office of Thrift Supervision’s policy on remutualization transactions could prohibit acquisition of Kearny Financial Corp., which may adversely affect our stock price.

Office of Thrift Supervision (“OTS”) regulations permits the acquisition of a mutual holding company by a mutual institution in a remutualization transaction. Current OTS policy, however, views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. The OTS may give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that there is no cause for OTS’s concerns in the particular case. Should the OTS prohibit or otherwise restrict these transactions in the future, our stock price may be adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company and the Bank conduct business from their administrative headquarters at 120 Passaic Avenue in Fairfield, New Jersey and 28 branch offices located in Bergen, Hudson, Passaic, Morris, Middlesex, Essex, Union and Ocean Counties, New Jersey. Seven of our offices are leased with remaining terms between less than one year and nine years. At June 30, 2008, our net investment in property and equipment totaled $34.9 million. The following table sets forth certain information relating to our properties as of June 30, 2008.

Office Location	Year Opened	Net Book Value as of June 30, 2008	Square Footage	Owned/ Leased
(In Thousands)

Executive Office:
120 Passaic Avenue
Fairfield, New Jersey	2004	$11,223	53,000	Owned

Main Office:
614 Kearny Avenue
Kearny, New Jersey	1928	984	6,764	Owned

Office Location	Year Opened	Net Book Value as of June 30, 2008	Square Footage	Owned/ Leased
(In Thousands)

Branches:
425 Route 9 & Ocean Gate Drive
Bayville, New Jersey	1973	$ 44	3,500	Leased

417 Bloomfield Avenue
Caldwell, New Jersey	1968	355	4,400	Owned

20 Willow Street
East Rutherford, New Jersey	1969	54	3,100	Owned

574 Franklin Avenue
Franklin Lakes, New Jersey	1978	1	2,300	Leased

534 Harrison Avenue
Harrison, New Jersey	1995	634	3,000	Owned

1353 Ringwood Avenue
Haskell, New Jersey	1996	—	2,500	Leased

860 18th Avenue
Irvington, New Jersey	1962	25	5,350	Owned

718B Buckingham Drive
Lakewood, New Jersey	2008	—	2,800	Leased

630 North Main Street
Lanoka Harbor, New Jersey	2005	2,218	3,200	Owned

307 Stuyvesant Avenue
Lyndhurst, New Jersey	1970	250	3,338	Owned

270 Ryders Lane
Milltown, New Jersey	1989	11	3,600	Leased

339 Main Road
Montville, New Jersey	1996	—	1,850	Leased

119 Paris Avenue
Northvale, New Jersey	1965	300	1,750	Owned

80 Ridge Road
North Arlington, New Jersey	1952	121	3,500	Owned

510 State Highway 34
Old Bridge Township, New Jersey	2002	1,026	2,400	Owned

207 Old Tappan Road
Old Tappan, New Jersey	1973	902	2,160	Owned

267 Changebridge Road
Pine Brook, New Jersey	1974	190	3,600	Owned

Office Location	Year Opened	Net Book Value as of June 30, 2008	Square Footage	Owned/ Leased
(In Thousands)

653 Westwood Avenue
River Vale, New Jersey	1965	$ 838	1,600	Owned

252 Park Avenue
Rutherford, New Jersey	1974	1,284	1,984	Owned

520 Main Street
Spotswood, New Jersey	1979	351	2,400	Owned

130 Mountain Avenue
Springfield, New Jersey	1991	1,465	6,480	Owned

827 Fischer Boulevard
Toms River, New Jersey	1996	703	3,500	Owned

2100 Hooper Avenue
Toms River, New Jersey	2008	121	2,000	Leased

487 Pleasant Valley Way
West Orange, New Jersey	1971	136	3,000	Owned

216 Main Street
West Orange, New Jersey	1975	144	2,400	Owned

250 Valley Boulevard
Wood-Ridge, New Jersey	1957	1,746	9,500	Owned

661 Wyckoff Avenue
Wyckoff, New Jersey	2002	2,594	6,300	Owned

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at June 30, 2008 that would be expected to have a material effect on operations or income.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)       Market Information. The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “KRNY.” The table below shows the reported high and low closing prices of the common stock and dividends paid per public share for each quarter during the last two fiscal years.

	High	Low	Dividends
Fiscal Year 2008
Quarter ended September 30, 2007	$13.90	$11.45	$0.05
Quarter ended December 31, 2007	$13.31	$11.90	$0.05
Quarter ended March 31, 2008	$11.98	$9.98	$0.05
Quarter ended June 30, 2008	$11.64	$10.65	$0.05

Fiscal Year 2007
Quarter ended September 30, 2006	$15.22	$13.70	$0.05
Quarter ended December 31, 2006	$17.03	$15.15	$0.05
Quarter ended March 31, 2007	$16.20	$14.36	$0.05
Quarter ended June 30, 2007	$14.48	$13.12	$0.05

Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends are determined by the Board.

The Company’s ability to pay dividends may also depend on the receipt of dividends from the Bank, which is subject to a variety of limitations under the regulations of the Office of Thrift Supervision on the payment of dividends.

As of September 5, 2008, there were 4,387 registered holders of record of the Company’s common stock, plus approximately 3,241 beneficial (street name) owners.

(b)	Use of Proceeds. Not applicable.

(c)        Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2008.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

April 1 – April 30, 2008	—	$—	—	985,603
May 1 – May 31, 2008	82,900	11.11	82,900	902,703
June 1 – June 30, 2008	56,400	11.05	56,400	846,303
Total	139,300	$11.09	139,300	846,303

__________

*          On April 23, 2008, the Company announced the authorization of a third stock repurchase program for up to 985,603 shares or 5% of shares outstanding.

Stock Performance Graph. Set forth on Page 41 is a stock performance graph comparing the cumulative total shareholder return on the Company’s common stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Composite Index, (b) the cumulative total shareholder return on stocks included in the SNL Thrift $1 Billion - $5 Billion Index and (c) the cumulative total shareholder return on stocks included in the SNL Thrift MHC Index, in each case assuming an investment of $100.00 as of February 24, 2005 (the date the Company’s common stock began trading on the NASDAQ Stock Market following the closing of the Company’s initial public stock offering). The cumulative total returns for the indices and the Company are computed assuming the reinvestment of dividends that were paid during the period. It is assumed that the investment in the Company’s common stock was made at the initial public offering price of $10.00 per share.

Index	02/24/05	6/30/05	06/30/06	06/30/07	06/30/08

Kearny Financial Corp.	$100	$118	$150	$139	$115
NASDAQ Composite	100	100	106	127	112
SNL Thrift $1B-$5B Index	100	103	112	109	83
SNL Thrift MHC Index	100	104	121	135	128

The NASDAQ Composite Index measures all NASDAQ domestic and international based common type stocks listed on The NASDAQ Stock Market. The SNL indices were prepared by SNL Financial LC, Charlottesville, Virginia. The SNL Thrift $1 Billion - $5 Billion Index includes all thrift institutions with total assets between $1.0 billion and $5.0 billion. The SNL Thrift MHC Index includes all publicly traded mutual holding companies.

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

	At June 30,
	2008	2007	2006	2005	2004
Balance Sheet Data:	(In Thousands)
Assets	$2,083,039	$1,917,253	$1,991,773	$2,107,005	$1,936,518
Net loans receivable	1,021,686	860,493	703,613	558,018	505,794
Mortgage-backed securities available for sale	726,023	643,779	670,329	—	—
Mortgage-backed securities held to maturity	—	—	—	758,121	771,353
Securities available for sale	38,183	88,869	222,793	33,591	41,564
Securities held to maturity	—	—	—	470,098	435,870
Cash and cash equivalents	131,723	163,341	230,279	139,865	39,488
Goodwill	82,263	82,263	82,263	82,263	82,263
Deposits	1,379,032	1,411,713	1,443,738	1,528,777	1,537,510
Federal Home Loan Bank advances	218,000	28,488	61,105	61,687	94,234
Total stockholders’ equity	471,371	462,592	475,134	505,482	293,505

	For the Years Ended June 30,
	2008	2007	2006	2005	2004
	(In Thousands, Except Percentage and Per Share Amounts)
Summary of Operations:
Interest income	$97,367	$95,561	$89,323	$82,441	$78,654
Interest expense	50,528	50,468	38,645	30,422	32,100
Net interest income	46,839	45,093	50,678	52,019	46,554
Provision for loan losses	94	571	72	68	—
Net interest income after provision for loan losses	46,745	44,522	50,606	51,951	46,554
Non-interest income, excluding gain (loss) on securities	2,708	2,434	2,302	1,798	1,560
Non-interest income from gain on sale of securities	—	55	1,023	7,705	—
Loss on impairment of securities	(659)	—	—	—	—
Non-interest expense, excluding
merger related expenses	40,939	44,856	42,046	34,862	29,472
Income before income taxes	7,855	2,155	11,885	26,592	18,642
Provisions for income taxes	1,951	221	2,277	7,694	5,745
Net income	$5,904	$1,934	$9,608	$18,898	$12,897

Share and Per Share Data:
Net income per share – basic	$0.09	$0.03	$0.14	$0.33	$0.25
Net income per share – diluted	$0.09	$0.03	$0.14	$0.33	$0.25
Weighted average number of common shares outstanding – basic	68,675	69,242	70,904	57,963	50,916
Weighted average number of common shares outstanding – diluted	68,789	69,581	70,982	57,963	50,916
Cash dividends per share (1)	$0.20	$0.20	$0.19	$—	$—
Dividend payout ratio (2)	62.47%	192.61%	49.30%	0.00%	0.00%

	At or For the Years Ended June 30,
	2008	2007	2006	2005	2004

Performance Ratios:
Return on average assets (net income divided by average total assets)	0.29%	0.10%	0.47%	0.94%	0.67%
Return on average equity (net income divided by average equity)	1.26	0.41	1.94	5.40	4.52
Net interest rate spread	1.81	1.70	2.10	2.51	2.37
Net interest margin	2.54	2.43	2.67	2.79	2.59
Average interest-earning assets to average interest-bearing liabilities	126.49	126.82	127.82	116.93	112.46
Efficiency ratio (Non-interest expense divided by the sum of net interest income and non-interest income)	83.74	94.27	77.86	56.67	61.25
Efficiency ratio, net of gain/loss on securities	82.63	94.38	79.36	64.78	61.25
Non-interest expense to average assets	2.04	2.23	2.05	1.73	1.52
Asset Quality Ratios:
Non-performing loans to total loans	0.15	0.17	0.13	0.34	0.46
Non-performing assets to total assets	0.08	0.08	0.05	0.10	0.13
Net charge-offs to average loans outstanding	0.00	0.00	0.01	0.00	0.01
Allowance for loan losses to total loans	0.59	0.70	0.77	0.96	1.01
Allowance for loan losses to non-performing loans	388.05	406.25	578.66	281.79	220.96
Capital Ratios:
Average equity to average assets	23.41	23.56	24.16	17.36	14.73
Equity to assets at period end	22.63	24.13	23.85	23.99	15.16
Tangible equity to tangible assets at period end	19.51	21.10	21.19	20.66	11.29

____________________

(1)	Represents dividends paid per public share. Kearny MHC has waived receipt of all cash dividends declared to date.
(2)	Represents cash dividends paid per public share divided by net income per share.

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

Overview

Financial Condition. Total assets increased $165.8 million to $2.08 billion at June 30, 2008 from $1.92 billion at June 30, 2007. The increase was due primarily to increases in net loans receivable and mortgage-backed securities of $161.2 million and $82.2 million, respectively. Partially offsetting these increases were decreases in non-mortgage-backed securities and cash and cash equivalents of $50.7 million and $31.6 million, respectively.

During the year ended June 30, 2008, per the Company’s business plan, management continued to focus on changing the Bank’s asset mix, increasing the loan portfolio while reducing the relative size of the securities portfolio. Our loan portfolio now represents a greater percentage of our interest-earning assets than our securities portfolio. At June 30, 2008, net loans receivable comprised 49.0% of total assets compared to 44.9% a year earlier while securities comprised 36.7% of total assets compared to 38.2% a year earlier. Between June 30, 2007 and June 30, 2008, net loans receivable increased $161.2 million, or 18.7%, while securities increased $31.6 million. Generally, management utilized cash flows from principal and interest payments from mortgage-backed securities, calls, maturities and interest payments from non-mortgage-backed securities and proceeds from the sale of municipal bonds in the securities portfolio to fund loan originations during the year.

At June 30, 2008, our total deposits were $1.38 billion, compared to $1.41 billion at June 30, 2007. Year-over-year, certificates of deposit decreased $14.5 million and core deposits decreased $18.2 million, however, deposits increased $63.6 million in aggregate during the third and fourth fiscal quarters, reversing the trend of deposit outflows experienced by the Bank since the quarter ended December 31, 2006. Reductions in the federal funds rate amounting to a 325 basis point cut in aggregate between September 2007 and May 2008 have had a significant effect on interest rates, particularly lowering the rates paid on certificates of deposit, which has made the Bank’s rate offerings more competitive in the marketplace while also helping to lower the cost of deposits.

Our FHLB of New York borrowings were $218.0 million at June 30, 2008 compared to $28.5 million a year earlier. During the first half of the 2008 fiscal year, the Bank borrowed $200.0 million from the FHLB to replenish liquidity previously depleted by loan originations and deposit outflows and to make cash available for potential implementation of growth and diversification strategies related to execution of the Company’s business plan.

Stockholders’ equity increased $8.8 million to $471.4 million at June 30, 2008, from $462.6 million at June 30, 2007. The increase was primarily the result of a $7.5 million decrease in accumulated other comprehensive loss, net of income taxes, due to mark-to-market adjustments to the available for sale non-mortgage-backed securities and mortgage-backed securities portfolios and benefit plans related amortization from accumulated other comprehensive income pursuant to SFAS No. 158.

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

Net income for the year ended June 30, 2008 was $5.9 million or $0.09 per diluted share, an increase of $4.0 million from $1.9 million or $0.03 per diluted share for the year ended June 30, 2007. The increase in net income year-over-year resulted primarily from a decrease in non-interest expense as well as an increase in net interest income, a decrease in the provision for loan losses and an increase in non-interest income, partially offset by an increase in income taxes and a loss on impairment of securities.

Our net interest income increased by $1.7 million to $46.8 million during the year ended June 30, 2008 from $45.1 million during the year ended June 30, 2007. The net interest rate spread increased to 1.81% for the year ended June 30, 2008 from 1.70% for 2007 as the yield on average interest-earning assets climbed to 5.27% from 5.15% while the cost of average interest-bearing liabilities only increased to 3.46% from 3.45%. Total interest income increased to $97.4 million during the year ended June 30, 2008 from $95.6 million during the year ended June 30, 2007 due to an increase in the yield on average interest-earning assets while average interest-earning assets remained virtually unchanged at $1.85 billion. Total interest expense remained virtually unchanged at $50.5 million, year-over-year, due to minimal change in the average cost and volume of interest-bearing liabilities.

Non-interest expense decreased $4.0 million to $40.9 million during the year ended June 30, 2008, from $44.9 million during the year ended June 30, 2007. The decrease in non-interest expense resulted primarily from a decrease in salaries and employee benefits expense. Also contributing were decreases in equipment expense, advertising expense and amortization of intangible assets expense, partially offset by an increase in net occupancy expense of premises.

Non-interest income, excluding gain/loss on securities, increased $274,000 to $2.7 million during the year ended June 30, 2008 compared to $2.4 million during the year ended June 30, 2007 due to a $344,000 increase in fees and service charges, partially offset by a $70,000 decrease in miscellaneous income. Total non-interest income, including gain/loss on securities, decreased $440,000 to $2.0 million from $2.5 million, year-over-year.

The provision for loan losses was $94,000 for the year ended June 30, 2008 compared to $571,000 for the year ended June 30, 2007. The decrease in the provision was due primarily to the absence of any material change in asset quality.

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

Our deposits have traditionally exceeded our loan originations and we have invested these deposits primarily in mortgage-backed securities and non-mortgage-backed securities. Following our acquisition of South Bergen Savings Bank in 1999, we began to emphasize increasing the size of our loan portfolio. Prior to that time, we focused our efforts on obtaining deposits from the communities in which we operated our five branch offices in Bergen and Hudson counties and investing those funds in mortgage-backed and non-mortgaged-backed securities. The focal point of our current business strategy is to increase our volume of loan originations and the size of our loan portfolio, which we fund by gathering deposits through our 28 branches located in eight counties. Since June 1999, the Company has nearly doubled in terms of assets while the loan portfolio has grown by more than three and one-half times, from $283.0 million at June 30, 1999 to $1.02 billion at June 30, 2008. At June 30, 2008, mortgage-backed securities and non-mortgage-backed securities have fallen to 36.7% of assets, compared to 67.2% at June 30, 1999. Our residential loan originations have traditionally been largely advertising driven, but we also utilize regional loan advisors who specialize in residential mortgage loan originations and are available to meet with prospective loan customers wherever it is most convenient for them.

An important component of our business plan calls for expanding our presence in the commercial marketplace. We expect to increase the size of our commercial lending staff, particularly by adding experienced commercial lenders in order to increase the size of the commercial loan portfolio. Internet banking and cash management products are now available for commercial customers and we anticipate adding remote deposit capture to our commercial product line later this year.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. We describe them in detail in Note 1 to consolidated financial statements beginning on Page F-9 of this document. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the assessment of prepayment risks associated with mortgage-backed securities, the evaluation of securities impairment and the impairment testing of goodwill.

Allowance for Loan Losses. The allowance for loan losses represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the allowance for loan losses, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We use a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio as required by generally accepted accounting principles (“GAAP”) and regulatory guidelines. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Our system takes into consideration, among other things, delinquency status, size of loans and type of collateral and financial condition of the borrowers. We establish specific loan loss allowances for identified loans based on a review of such information and/or appraisals of the underlying collateral. We base general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

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

Prepayment Risks Associated with Mortgage-Backed Securities. At June 30, 2008 and June 30, 2007, net premiums of approximately $2.0 million were included in the carrying amounts of our mortgage-backed securities. We amortize the premium included in the carrying amount over the average life of the security using the level-yield method. The mortgage-backed securities we hold in our portfolio are subject to prepayment risk because changes in interest rates can affect the expected life of these mortgage-backed securities. We must estimate the level of prepayments in order to estimate the average life of mortgage-backed securities.

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

Impairment Testing of Goodwill. We record goodwill, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition. Through June 30, 2002, we amortized goodwill using the straight-line method over 15 years. Effective July 1, 2002, we adopted the FASB’s SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. Goodwill was most recently tested as of May 30, 2008, at which time no impairment was indicated. At June 30, 2008, we reported goodwill of $82.3 million. The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of Kearny Federal Savings Bank. If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

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

As of June 30, 2008, with the exception of the Bank’s AMF Ultra Short Mortgage Fund as described in the Securities Portfolio section of Part I. Item 1., we concluded that any unrealized losses in the securities available for sale and mortgage-backed securities available for sale portfolios were temporary in nature due to market interest rates and not the underlying credit quality of the issuers of the securities. Additionally, we have the intent and ability to hold these investments for the time necessary to recover the amortized cost. Future events that would materially change this conclusion and require a charge to operations for an impairment loss include a change in the credit quality of the issuers.

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

Deferred Tax Assets. Federal and state income taxes have been provided on the basis of reported income or loss. The amounts reflected on the Bank’s tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes. The tax effect of these temporary differences is accounted for as deferred taxes applicable to future periods. Deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

The determination of the amount of deferred tax assets more likely than not to be realized is dependent on projections of future earnings, which are subject to frequent change. The realization of deferred tax assets is assessed and a valuation allowance is needed if it is more likely than not that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Information about our current financial position and results of operations for the current and preceding years is readily available. This historical information is supplemented by all currently available information about future years.

Comparison of Financial Condition at June 30, 2008 and June 30, 2007

Total assets increased $165.8 million or 8.6%, to $2.08 billion at June 30, 2008 from $1.92 billion at June 30, 2007. The increase was due primarily to increases in net loans receivable and mortgage-backed securities of $161.2 million and $82.2 million, respectively. Partially offsetting these increases were decreases in non-mortgage-backed securities and cash and cash equivalents of $50.7 million and $31.6 million, respectively.

Cash and cash equivalents, consisting primarily of interest-bearing deposits in other banks decreased $31.6 million or 19.4%, to $131.7 million at June 30, 2008 from $163.3 million at June 30, 2007. During the first six months of the fiscal year, the Bank borrowed $200.0 million from the FHLB to replenish liquidity previously depleted by loan originations and deposit outflows. During the quarters ended September 30 and December 31, 2007 and June 30, 2008, management redeployed cash and cash equivalents into primarily loan originations and loan purchases. However, during the quarter ended March 31, 2008, cash and cash equivalents were redeployed into primarily mortgage-backed securities due to a decrease in loan originations resulting from the sluggish real estate market as well as the need to counter the negative effect on interest income derived from cash and cash equivalents resulting from the 325 basis point reduction in the federal funds rate between September 2007 and May 2008. At June 30, 2008, the Company had $52.0 million on deposit with a money center bank.

Non-mortgage-backed securities available for sale decreased $50.7 million or 57.0%, to $38.2 million from $88.9 million between June 30, 2007 and June 30, 2008 due primarily to sales of securities, calls, principal repayments, an other-than-temporary impairment charge and an increase in unrealized losses. During the year ended June 30, 2008, management sold securities from the municipal bond portfolio with an amortized cost of $48.5 million, with realized gains and losses netting to zero. During the year ended June 30, 2007, the decision to sell municipal bonds was initially prompted by a below market yield on such bonds as well as the overall decline in the Company’s pre-tax income, which reduced the advantage of holding tax-exempt instruments. As pre-tax income increased during the year ended June 30, 2008, management continued to sell municipal bonds due primarily to a preference for securities that provide a steady cash flow. As described in the Securities Portfolio section of Part I. Item 1., the Company recognized a pre-tax non-cash charge to earnings of $659,000 as a result of other-than-temporary impairment in the value of the Bank’s investment in the AMF Ultra Short Mortgage Fund, during the quarter ended June 30, 2008.

Loans receivable, net of deferred fees and costs and the allowance for loan losses, increased $161.2 million or 18.7%, to $1.02 billion at June 30, 2008, compared to $860.5 million at June 30, 2007. Total loans increased during the quarters ended September 30 and December 31, 2007, by $70.3 million and $31.2 million, respectively. Total loans decreased $14.2 million during the quarter ended March 31, 2008. The decrease was attributable to a decrease in loan originations due to a decline in borrower demand resulting from a slowing economy, as well as the repayment of approximately $9.0 million in loans from one borrower. The quarter ended June 30, 2008 featured a significant increase in loan originations and loans purchased, with total loans increasing by $74.2 million. During the entire fiscal year, the Bank originated $204.0 million in new loans, which exceeded principal repayments by $58.0 million, and supplemented in-house originations with purchases of $102.2 million in one-to-four family residential mortgages.

During the year ended June 30, 2008, loan growth was concentrated in one-to-four family residential first mortgage loans, which increased by $128.4 million to $687.7 million at June 30, 2008. Nonresidential mortgages increased by $15.9 million to $157.4 million at June 30, 2008. Multi-family mortgages increased by $3.5 million to $21.2 million at June 30, 2008. Home equity loans increased by $10.4 million to $124.0 million at June 30, 2008. Commercial business loans increased by $4.5 million and totaled $8.7 million at June 30, 2008. The disbursed portion of home equity lines of credit decreased $1.3 million to $11.5 million while the undisbursed balance increased $565,000 to $24.6 million at June 30, 2008. Construction loans outstanding and gross construction loans increased $702,000 to $12.1 million and $4.7 million to $21.1 million, respectively, at June 30, 2008. With respect to gross construction loans, $18.5 million is committed for one-to-four family structures and $2.6 million for nonresidential structures. Other loan categories decreased $647,000 to $4.0 million at June 30, 2008.

Mortgage-backed securities available for sale increased by $82.2 million or 12.8%, to $726.0 million from $643.8 million between June 30, 2007 and June 30, 2008. The increase resulted primarily from purchases totaling $224.2 million as well as an $11.3 million increase in fair value due to declining interest rates, partially offset by principal repayments and maturities of $152.7 million. Almost half or $107.5 million of the purchases were executed during the quarter ended March 31, 2008. Due to a decline in lending opportunities during that quarter resulting from the sluggish real estate market, management increased the Bank’s investment in mortgage-backed securities to supplement loan originations and purchases. During the fiscal year, though, cash flows from principal and interest payments were generally redeployed to fund loan originations and purchases. Management purchased mortgage-backed securities issued by Fannie Mae or Freddie Mac composed of $142.7 million of 5/1, 7/1 and 10/1 adjustable-rate mortgages and $37.0 million of 30-year fixed-rate Community Reinvestment Act (“CRA”) eligible issues needed to meet CRA investment requirements. Management also implemented a nominal leverage strategy utilizing a part of the proceeds from FHLB advances borrowed during the quarter ended September 30, 2007 to fund the purchase of $24.8 million of 15-year and 20-year fixed-rate mortgage-backed securities. The leverage strategy was expanded to include the purchase of an additional $19.7 million of 20-year fixed-rate product during the quarter ended March 31, 2008.

FHLB of New York capital stock increased $8.9 million or 211.9%, to $13.1 million at June 30, 2008, compared to $4.2 million at June 30, 2007 due to a required purchase of stock related to the $200.0 million increase in advances from FHLB. The FHLB paid annualized cash dividends for the quarters ended September 30 and December 31, 2007, and March 31 and June 30, 2008, of 8.05%, 8.40%, 7.80% and 6.50%, respectively.

Premises and equipment was virtually unchanged at $34.9 million at June 30, 2008 compared to $35.4 million at June 30, 2007, as depreciation of $1.9 million nominally exceeded the cost of additions to fixed assets of $1.4 million. The most significant additions to premises and equipment during the fiscal year was leasehold improvements of $280,000 at the Bank’s new retail branches in Brick Township (Tom’s River) and Lakewood, New Jersey and renovations totaling $223,000 in the Fairfield administrative building, which included expanding the computer room.

Bank owned life insurance increased $555,000, to $15.7 million at June 30, 2008 compared to $15.2 million at June 30, 2007, due to an increase in the cash surrender value of the underlying insurance policies.

Deposits decreased $32.7 million or 2.3%, to $1.38 billion at June 30, 2008, compared to $1.41 billion at June 30, 2007. However, the trend of deposit outflows which the Bank had experienced since the quarter ended December 31, 2006 was reversed as deposits increased $35.3 million during the quarter ended March 31, 2008 and $28.3 million during the quarter ended June 30, 2008, compared to decreases during the quarters ended September 30 and December 31, 2007 of $73.4 million and $22.9 million, respectively. Year-over-year, savings deposits decreased $17.9 million to $300.4 million at June 30, 2008 from $318.3 million at June 30, 2007; certificates of deposit decreased $14.5 million to $873.6 million at June 30, 2008 from $888.1 million at June 30, 2007; and non-interest-bearing demand accounts decreased $3.0 million to $53.3 million at June 30, 2008 from $56.3 million at June 30, 2007. Partially offsetting these decreases was a $2.7 million increase in interest-bearing demand deposits, from $149.0 million at June 30, 2007 to $151.7 million at June 30, 2008. Reductions in the federal funds rate amounting to a 325 basis point cut in aggregate between September 2007 and May 2008 have had a significant effect on interest rates, particularly lowering the rates paid on certificates of deposit, which has made the Bank’s rate offerings more competitive in the marketplace while also helping to lower the cost of deposits.

Management believes that turmoil in the stock market may also have contributed to improved deposit inflows during the second half of the fiscal year. The Bank opened two new retail branches, one in Brick Township, New Jersey in March 2008 and another in Leisure Village, Lakewood, New Jersey during May 2008. The Bank also announced that it expects to close its retail branch in Franklin Lakes, New Jersey in November 2008, consolidating the deposits in its nearby retail branch in Wyckoff, New Jersey.

FHLB advances increased $189.5 million or 664.9%, to $218.0 million at June 30, 2008, compared to $28.5 million at June 30, 2007. During the first six months of the fiscal year, the Bank borrowed $200.0 million from the FHLB to replenish liquidity previously depleted by loan originations and deposit outflows and to make cash available for potential implementation of growth and diversification strategies related to execution of the Company’s business plan. The $200.0 million in long-term advances have a ten-year term with one to two-year call options. Partially offsetting the increase was the repayment of a $10.0 million advance which matured in March 2008 and $488,000 in scheduled principal payments on an amortizing advance which was paid in full during February 2008.

During the year ended June 30, 2008, stockholders’ equity increased $8.8 million or 1.9%, to $471.4 million from $462.6 million at June 30, 2007. The increase was primarily the result of a $7.5 million decrease in accumulated other comprehensive loss, net of income taxes, due to mark-to-market adjustments to the available for sale non-mortgage-backed securities and mortgage-backed securities portfolios and benefit plans related amortization from accumulated other comprehensive income pursuant to SFAS No. 158. Also contributing to the increase was net income for the year of $5.9 million, the release of $1.7 million of ESOP shares, the release of $3.1 million of restricted stock plan shares and an addition to paid-in capital of $1.9 million for the expensing of stock options. Partially offsetting these increases was a $7.7 million increase in treasury stock due to the purchase of 659,334 shares of the Company’s common stock, partially offset by shares reissued for stock option exercises; and $3.7 million in cash dividends declared for payment to minority shareholders. The Company’s dividend was $0.20 per share in aggregate for the four quarters.

Comparison of Operating Results for the Years Ended June 30, 2008 and June 30, 2007

General. Net income for the year ended June 30, 2008 was $5.9 million or $0.09 per diluted share, an increase of $4.0 million from $1.9 million or $0.03 per diluted share for the year ended June 30, 2007. The increase in net income year-over-year resulted primarily from a decrease in non-interest expense as well as an increase in net interest income, a decrease in the provision for loan losses and an increase in non-interest income, partially offset by an increase in income taxes and a loss on impairment of securities. The decrease in non-interest expense was attributable primarily to a decrease in salaries and employee benefits expense.

Net Interest Income.Net interest income for the year ended June 30, 2008 was $46.8 million, an increase of $1.7 million or 3.8%, compared to $45.1 million for the year ended June 30, 2007. The increase in net interest income was due to an increase in interest income, partially offset by a nominal increase in interest expense.

The Company’s net interest rate spread increased eleven basis points to 1.81% during the year ended June 30, 2008 from 1.70% during the year ended June 30, 2007. Year-over-year, the yield on average interest-earning assets increased 12 basis points to 5.27% while the cost of average interest-bearing liabilities increased one basis point to 3.46%. The increase in the yield on average interest-earning assets was due to increases in the yields on average loans receivable, mortgage-backed securities and non-mortgage-backed securities, partially offset by a decrease in the yield on other interest-earning assets. The yield on average interest-earnings assets improved due to the redeployment of cash and cash equivalents to loans receivable and mortgage-backed securities; however, the 325 basis point reduction in the federal funds rate between September 2007 and May 2008 had a negative impact on interest income derived from cash and cash equivalents and interest income overall until the funds were redeployed. The cost of average interest-bearing liabilities remained virtually unchanged. While the cost of average interest-bearing deposits remained steady at 3.37% for both years, average borrowing costs declined to 4.12% from 5.51%, with overall cost changed little due to an increased level of borrowings. Year-over-year, the Bank’s one-year cumulative gap or the mismatch between re-pricing assets and liabilities continued to be liability sensitive. At June 30, 2008, the Bank’s one-year cumulative gap was approximately -9.5% compared to approximately -20.9% at June 30, 2007. As a result of being liability sensitive, the Company was positioned to realize an increase in net interest income since the cost of funds were declining by more than the decline in the yield on earning assets as the fiscal year drew to a close.

The Company’s net interest margin increased eleven basis points to 2.54% during the year ended June 30, 2008, compared with 2.43% during the year ended June 30, 2007. Average interest-earning assets during the year ended June 30, 2008 were $1.85 billion, virtually unchanged from the year ended June 30, 2007. Average loans receivable and mortgage-backed securities increased, virtually offset by decreases in average non-mortgage-backed securities and other interest-earning assets, which had a favorable impact on yield. Average interest-bearing liabilities during the year ended June 30, 2008 were $1.46 billion, also virtually unchanged from the year ended June 30, 2007. Average borrowings increased, virtually offset by a decrease in average interest-bearing deposits. As a result of the interest rate environment during the first six months of the fiscal year, management considered FHLB advances to be a favorable alternative to certificates of deposit as a funding source. The ratio of average interest-earning assets to average interest-bearing liabilities was 126.5% during the year ended June 30, 2008, compared to 126.8% during the year ended June 30, 2007.

Interest Income. Total interest income increased $1.8 million or 1.9%, to $97.4 million during the year ended June 30, 2008, from $95.6 million during the year ended June 30, 2007. The increase in interest income resulted from increases in interest on loans receivable and mortgage-backed securities partially offset by decreases in interest from non-mortgage-backed securities and other interest-earning assets.

Interest income from loans receivable increased $10.1 million or 22.4%, to $55.1 million during the year ended June 30, 2008, from $45.0 million during the year ended June 30, 2007 due primarily to growth in the portfolio as well as an improvement in average yield. Average loans receivable increased $165.8 million to $951.0 million during the year ended June 30, 2008, from $785.2 million during the year ended June 30, 2007. In implementing the Bank’s business plan, management continued to focus on increasing the size of the loan portfolio. Average loans receivable constituted 51.5% of average interest-earning assets during the year ended June 30, 2008, compared to 42.3% during the year ended June 30, 2007. The yield on average loans receivable increased seven basis points to 5.80% during the year ended June 30, 2008, compared to 5.73% during the year ended June 30, 2007. The improvement in yield was due in part to growth in the nonresidential and multi-family mortgage categories, with the average balance increasing in aggregate $39.9 million to $178.9 million, a change of 28.7% year-over-year. By comparison, the average balances outstanding of one-to-four family mortgages increased $110.5 million or 21.8%, to $617.1 million, year-over-year. Rate adjustments on adjustable-rate mortgages as well as higher interest rates on loans closed during the current period compared to loans closed during the comparative period also contributed to the improvement in yield, though falling interest rates during the second half of the fiscal year have negatively impacted the portfolio yield. The weighted average nominal rate of the loans in the portfolio was 5.79% as of June 30, 2008, compared to 5.81% at June 30, 2007.

Interest income from mortgage-backed securities increased $2.6 million or 8.1%, to $34.8 million during the year ended June 30, 2008, compared to $32.2 million during the year ended June 30, 2007 due to an increase in average mortgage-backed securities and an increase in the average yield. Average mortgage-backed securities increased $26.0 million to $699.9 million during the year ended June 30, 2008 compared to $673.9 million during the year ended June 30, 2007. To the extent that the Bank did not need the funds for loan originations, management reinvested cash flows from principal and interest payments into additional mortgage-backed securities, which contributed to the increase in the average balance year-over-year. The yield on average mortgage-backed securities increased 19 basis points to 4.97% during the year ended June 30, 2008, from 4.78% during the year ended June 30, 2007. During the quarter ending September 30, 2007, management implemented a nominal leverage strategy utilizing a part of the proceeds from FHLB advances to fund the purchase of $24.8 million of 15-year and 20-year fixed-rate mortgage-backed securities, which contributed to the increase in yield. The leverage strategy was expanded to include the purchase of an additional $19.7 million of 20-year fixed-rate product during the quarter ended March 31, 2008. Rate adjustments on pass-through certificates containing adjustable-rate mortgages and higher coupons on securities purchased during the year ended June 30, 2008 compared to purchases during the year ended June 30, 2007 also contributed to the increase in yield. During the year ending June 30, 2008, $142.6 million or 63.6% of the mortgage-backed securities purchased were adjustable-rate product. Though lower interest rates could negatively impact the portfolio yield in the future due to the emphasis on purchasing adjustable-rate product, this was not a factor during the fiscal year as the weighted average nominal rate of the mortgage-backed securities in the portfolio was 5.13% as of June 30, 2008, compared to 4.94% at June 30, 2007.

Interest income from non-mortgage-backed securities decreased $3.9 million or 62.9%, to $2.3 million during the year ended June 30, 2008, from $6.2 million during the year ended June 30, 2007 due to a decrease in average securities partially offset by an improvement in average yield. Average securities decreased $97.9 million to $53.4 million during the year ended June 30, 2008, compared to $151.3 million during the year ended June 30, 2007. The decrease in the average balance was due primarily to the sales of municipal bonds, totaling $48.5 million during the year ended June 30, 2008. Average tax-exempt securities decreased $95.9 million to $30.2 million while average taxable securities decreased $2.0 million to $23.2 million, year-over-year. Management continued to sell municipal bonds due to a preference for securities that provide a steady cash flow. To the extent not required to fund loan originations, management reinvested the proceeds from the sales into cash equivalents pending redeployment into other interest-earning assets. The yield on average securities improved 13 basis points from 4.10% for the year ended June 30, 2007, to 4.23% for the year ended June 30, 2008. The higher yield on the securities portfolio resulted primarily from the sale of the lower yielding municipal bonds partially offset by downward rate adjustments on pass-through certificates containing Small Business Administration adjustable-rate loans and adjustable-rate trust preferred securities beginning during the quarter ended December 31, 2007.

Interest income from other interest-earning assets decreased $7.0 million or 57.4%, to $5.2 million during the year ended June 30, 2008, from $12.2 million during the year ended June 30, 2007. The decrease was due to a decrease in average other interest-bearing assets, primarily interest-earning deposits, as well as a decrease in average yield. There was a $102.1 million decrease in average other interest-earning assets to $141.8 million during the year ended June 30, 2008, from $243.9 million during the year ended June 30, 2007. For the most part, management utilized the cash and cash equivalents to fund loan originations and loan purchases and fund deposit outflows. During the prior year, to the extent that the Bank did not need the funds for loan originations, management maintained liquidity at an elevated level to take advantage of high short-term interest rates resulting from the inverted Treasury yield curve at the time. Partially offsetting the $107.7 million decrease in interest-earning deposits, average FHLB capital stock increased $5.6 million due to the increase in FHLB advances during the first six months of the fiscal year. The 325 basis point reduction in the federal funds rate between September 2007 and May 2008 was primarily responsible for the decrease in the yield on average interest-earning assets, which fell 131 basis points from 4.99% to 3.68%. The yield on interest-earnings deposits decreased 151 basis points to 3.44% and the return on FHLB capital stock decreased twelve basis points to 6.56%, year-over-year.

Interest Expense. Total interest expense increased $60,000 or 0.1%, virtually unchanged at $50.5 million during the year ended June 30, 2008 compared to the year ended June 30, 2007. The cost of average interest-bearing liabilities was virtually unchanged, increasing one basis point to 3.46% and average interest-bearing liabilities was unchanged at $1.46 billion, year-over-year.

Interest expense from deposits decreased $4.1 million or 8.6%, to $43.3 million during the year ended June 30, 2008, from $47.4 million during the year ended June 30, 2007. The decrease resulted from a decrease in average interest-bearing deposits, with no increase in the average cost of deposits. The cost of average interest-bearing deposits was unchanged at 3.37% during the year ended June 30, 2008, compared to the year ended June 30, 2007. Average interest-bearing deposits decreased $121.2 million to $1.28 billion during the year ended June 30, 2008, from $1.41 billion during the year ended June 30, 2007. Average interest-bearing demand deposit accounts increased $13.2 million to $149.9 million due to an increase in tiered money market deposit accounts, which became a popular substitute for traditional passbook and statement savings accounts, while their average cost decreased ten basis points to 1.81% following other short-term interest rates lower. Average savings accounts decreased $32.2 million to $303.8 million, while their average cost decreased three basis points to 1.08% as depositors transferred funds to alternative investments. Average certificates of deposit decreased $102.2 million to $830.7 million, while their cost increased ten basis points to 4.49%. Given the Bank’s interest rate risk profile, management expects a reduction in interest rates and restoration of a more normal yield curve to improve the Company’s profitability. With approximately 81.3% of certificates of deposit maturing within one year, the recent reductions in the federal funds rate are expected to contribute to a subsequent decrease in the cost of deposits. A significant trend is evident when comparing the current year’s interest rate stratification for certificates of deposit to that of the prior year: At June 30, 2008, the Bank had $91.9 million of certificates of deposit with interest rates between 2.00% and 2.99%, compared to $17.5 million at June 30, 2007; at June 30, 2008, the Bank had $298.8 million of certificates of deposit with interest rates between 3.00% and 3.99%, compared to $131.4 million at June 30, 2007; at June 30, 2008, the Bank had $473.6 million of certificates of deposit with interest rates between 4.00% and 4.99%, compared to $488.5 million at June 30, 2007; and most importantly, at June 30, 2008 the Bank had $7.0 million of certificates of deposit with interest rates between 5.00% and 5.99%, compared to $250.7 million at June 30, 2007. Overall, the average interest rate on certificates of deposit declined to 3.93% at June 30, 2008 from 4.55% at June 30, 2007.

Interest expense from FHLB advances increased $4.1 million or 132.3%, to $7.2 million during the year ended June 30, 2008, from $3.1 million during the year ended June 30, 2007. Average borrowings increased $118.5 million to $175.1 million during the year ended June 30, 2008, from $56.6 million during the year ended June 30, 2007. The cost of average borrowings decreased 139 basis points to 4.12% during the year ended June 30, 2008 from 5.51% during the year ended June 30, 2007. The increase in borrowings resulted primarily from a need to replenish liquidity utilized to fund loan originations and fund deposit outflows and make cash available for potential implementation of growth and diversification strategies related to execution of the Company’s business plan. The Bank borrowed $200.0 million during the year ended June 30, 2008 at a weighted average cost of 3.79% resulting in the decrease in the cost of average borrowings. The advances were determined to be a cheaper funding source compared to certificates of deposit. Management did not renew a $10.0 million advance, which carried an interest rate of 5.59% when it matured in March 2008. An amortizing advance with an original face value of $5.0 million and an interest rate of 6.03% was also paid in full during February 2008.

Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate.

Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio as required by GAAP and regulatory guidelines. We establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment

The provision for loan losses decreased $477,000, to $94,000 during the year ended June 30, 2008, from a $571,000 provision recorded during the year ended June 30, 2007. Management attributes the decrease principally to the absence of any material change in asset quality. Non-performing loans were $1.6 million or 0.15% of total loans of $1.03 billion at June 30, 2008 compared to $1.5 million or 0.17% of total loans of $865.0 million at June 30, 2007. Net charge-offs during the year ended June 30, 2008 were $39,000 compared to $-0- during the year ended June 30, 2007, but as a percentage of average loans net charge-offs were zero percent during each of the comparative periods. The allowance for loan losses as a percentage of total loans outstanding was 0.59% at June 30, 2008 and 0.70% at June 30, 2007, reflecting allowance balances of $6.1 million and $6.0 million, respectively. The allowance for loan losses as a percentage of non-performing loans was 388.1% at June 30, 2008 and 406.3% at June 30, 2007. There were no recoveries during the year ended June 30, 2008 compared to a recovery of $27,000 during the year ended June 30, 2007.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2008 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income, excluding gain/loss on securities, increased $274,000 or 11.4%, to $2.7 million during the year ended June 30, 2008 compared to $2.4 million during the year ended June 30, 2007 due to a $344,000 increase in fees and service charges, partially offset by a $70,000 decrease in miscellaneous income. Total non-interest income decreased $440,000 or 18.3%, to $2.0 million from $2.4 million, year-over-year.

Fees and service charges from branch retail operations increased $384,000 due primarily to the overdraft privilege program introduced in May 2007, partially offset by a $39,000 decrease in other fees and service charges, due primarily to a $41,000 decrease in mortgage loan fees.

Miscellaneous income decreased $70,000, due primarily to a $68,000 decrease in income from the Bank’s official check clearing agent and a $30,000 decrease in income from miscellaneous nonrecurring sources, partially offset by a $29,000 increase in the cash surrender value of bank owned life insurance. The Bank is compensated for use of the float on our official checks by the clearing agent, whose primary source of income was a portfolio of mortgage-backed instruments, which was negatively impacted by the housing and credit crises.

There was no non-interest income attributed to the gain on sale of securities available for sale during the year ended June 30, 2008 compared to a $55,000 net gain on the sale of municipal bonds recorded during the year ended June 30, 2007. As described in the Securities Portfolio section of Part I. Item 1., the Company recognized a pre-tax non-cash charge to earnings of $659,000 as a result of other-than-temporary impairment in the value of the Bank’s investment in the AMF Ultra Short Mortgage Fund, during the quarter ended June 30, 2008.

Non-Interest Expense. Non-interest expense decreased $4.0 million or 8.9%, to $40.9 million during the year ended June 30, 2008, from $44.9 million during the year ended June 30, 2007. The decrease in non-interest expense resulted primarily from a decrease in salaries and employee benefits expense of $2.9 million. Also contributing were decreases in equipment expense, advertising expense and amortization of intangible assets expense of $229,000, $642,000 and $395,000, respectively, and reductions in federal insurance premiums expense and directors’ compensation expense totaling $81,000 in aggregate. Partially offsetting the decrease was an increase in net occupancy expense of premises and miscellaneous expense of $280,000 and $25,000, respectively.

Salaries and employee benefits decreased $2.9 million or 10.5%, to $24.7 million during the year ended June 30, 2008, compared to $27.6 million during the year ended June 30, 2007. Pension plan expense contributed the most significant reduction, decreasing $1.8 million year-over-year to $913,000. Effective July 1, 2007, the Company implemented a freeze on all future benefit accruals under the Bank’s non-contributory defined benefit pension plan and related benefit equalization plan. The freeze provides additional flexibility in controlling the costs associated with the plans while still preserving the participants’ earned and vested benefits. Benefits expense decreased $448,000 to $3.7 million due primarily to a non-recurring dividend of $253,000 received from the Bank’s health insurer based on the ratio of earned premiums to premiums paid during 2006, a savings of $92,000 resulting from the implementation of contributory health insurance for employees beginning during the quarter ended March 31, 2008 and savings of $82,000 due to a change in the accounting treatment of dividends on unvested restricted stock. ESOP expense, including the expense of the ESOP Benefit Equalization Plan, decreased $444,000 to $1.8 million due to a decrease in the average market price of the Company’s common stock during the year ended June 30, 2008 compared to the prior period. Stock benefits plan expense decreased $128,000 to $3.4 million due to a forfeiture of unvested restricted stock and unvested stock options in the prior year. Compensation and payroll tax expenses remained virtually unchanged at $13.7 million and $1.1 million, respectively. Normal salary increases were partially offset by a decision by the President and CEO of the Company and the Bank, John N. Hopkins, that he would voluntarily forgo the cash bonus payment recommended by the Compensation Committee and approved by the Board of Directors in December 2007. Mr. Hopkins was motivated to do so as part of the Company’s overall cost cutting effort. Mr. Hopkins previously received a cash bonus payment of $90,000 in December 2006. A combination of lower payments to non-exempt employees for unused vacation days during the prior calendar year and a reduction in staff due to routine attrition also contributed to offsetting normal salary increases. Compensation expense in the current year included $33,000 in overtime paid to personnel involved in reconciling differences resulting from system problems at the Bank’s data processing provider. The Bank expects to be reimbursed by the service provider for this expense during the quarter ending September 30, 2008.

Net occupancy expense of premises increased $280,000 or 8.1%, to $3.7 million during the year ended June 30, 2008 from $3.5 million during the year ended June 30, 2007. Rent expense, net, increased $85,000 to $275,000 due primarily to additional leased space occupied by new retail branches, which opened in Brick Township, New Jersey during March 2008 and Lakewood, New Jersey during May 2008. Increases in rental income from surplus Bank space leased to others generally offset annual increases in rent expense. Repairs and maintenance expense increased $58,000 to $889,000 due primarily to higher costs incurred to maintain the Bank’s retail branch network. Property taxes expense and utilities expense increased $91,000 to $954,000 and $82,000 to $680,000, respectively. Partially offsetting the increases were decreases in depreciation expense and other expenses of $20,000 to $892,000 and $16,000 to $54,000, respectively.

Equipment expense decreased $229,000 or 5.1%, to $4.3 million during the year ended June 30, 2008 from $4.5 million during the year ended June 30, 2007. Furniture, fixtures and equipment maintenance expense and depreciation expense decreased $103,000 to $787,000 and $54,000 to $914,000, respectively. The prior year included a nonrecurring charge of $88,000 resulting from the settlement of a dispute with an electronic data processing service provider. Service bureau expense decreased $72,000 to $2.6 million due to a decrease in data communication costs between the Bank and its core processor, partially offset by increases attributed to peripheral EDP service providers including network administration, records retention, Internet banking and bill pay, ATM and debit card processing and merchant processing.

Advertising expense decreased $642,000 or 42.8%, to $858,000 during the year ended June 30, 2008 from $1.5 million during the year ended June 30, 2007. Expenditures for all forms of media advertising were lower, particularly newspaper ads, which decreased approximately $485,000, year-over-year. There were significant decreases in the marketing of deposit products, which had been the focal point of an extensive advertising campaign during the prior fiscal year. Advertising during the year ended June 30, 2008 was generally limited to marketing loan products.

Amortization of intangible assets expense decreased $395,000 or 62.1%, to $241,000 during the year ended June 30, 2008 compared to $636,000 during the year ended June 30, 2007. The decrease was due to the completion of amortization of an intangible asset acquired during the purchase of West Essex Bank in 2003, during the quarter ended December 31, 2007.

Provision for Income Taxes. The provision for income taxes increased $1.73 million to $1.95 million during the year ended June 30, 2008, from $221,000 during the year ended June 30, 2007.

During the year ended June 30, 2008, the Company reversed the valuation allowances totaling $1.2 million for the state alternative minimum assessment and the benefit to be derived from utilization of the state net operating loss carryforward for the year ended June 30, 2006 and the benefit to be derived from utilization of the state net operating loss carryforward for the year ended June 30, 2007. With the dissolution of Kearny Federal Investment Corp. and the transfer of its assets to the Bank, the Bank is projected to have sufficient future taxable income to effectively utilize its state net operating loss carryforwards. Accordingly, the related deferred tax assets are now considered to be more likely than not to be realized. During the year ended June 30, 2008, the Company established a valuation allowance for other-than-temporary impairment of the Bank’s AMF Ultra Short Mortgage Fund for the year ended June 30, 2008, as this deferred tax asset is not more likely than not to be realized. Having subsequently invoked a redemption-in-kind provision in July 2008, however, both the Company and the Bank are now positioned to recognize benefits for federal and state income tax purposes during the quarter ending September 30, 2008. The pre-tax impairment charges of $659,000 recorded during the quarter ended June 30, 2008 and $415,000 resulting from the redemption-in-kind in July became, upon the redemption-in-kind, subject to income tax benefits of approximately $140,000 and $25,000, respectively.

The Company’s effective tax rate was approximately 24.8% during the year ended June 30, 2008, compared to 10.3% during the year ended June 30, 2007. The effective tax rate increased due to a reduction in interest from tax-exempt instruments as a percentage of pre-tax income as pre-tax income increased. Tax-exempt interest was 13.7% of income before taxes during the year ended June 30, 2008 compared to 218.5% of income before taxes during the year ended June 30, 2007.

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

Average loans receivable constituted 42.3% of average interest-earning assets for the year ended June 30, 2007, compared to 33.4% for the year ended June 30, 2006. By contrast, average securities and mortgage-backed securities represented 44.5% of average interest-earning assets for the year ended June 30, 2007, compared to 58.9% for the year ended June 30, 2006. During the year ended June 30, 2007, the Bank committed cash to purchase approximately $97.5 million in loans from mortgage companies compared to approximately $24.4 million during the year ended June 30, 2006. The increase in loan purchases was due to the slowing real restate market, which affected the Bank’s ability to originate loans internally. The yield on average loans receivable increased 15 basis points to 5.73% for the year ended June 30, 2007, compared to 5.58% for the year ended June 30, 2006. The improvement in yield year-over-year was due in part to growth in the nonresidential and multi-family mortgage categories.

Interest income from mortgage-backed securities decreased $1.3 million or 3.9%, to $32.2 million for the year ended June 30, 2007, compared to $33.5 million for the year ended June 30, 2006 due to a reduction in the portfolio partially offset by an improvement in yield. Average mortgage-backed securities decreased $55.1 million to $673.9 million for the year ended June 30, 2007, from $729.0 million for the year ended June 30, 2006. The yield on average mortgage-backed securities increased 19 basis points to 4.78% for the year ended June 30, 2007, from 4.59% for the year ended June 30, 2006. To the extent not required to fund loan originations, management reinvested cash flows from principal and interest payments from mortgage-backed securities into cash equivalents pending redeployment into other interest-earning assets, which contributed to the decrease in the average balance year-over-year. The increase in yield resulted from rate adjustments on pass-through certificates containing adjustable-rate mortgages and higher coupons on securities purchased this year compared to purchases in the prior year. Excluding CRA eligible securities, which are fixed-rate, when redeploying cash flows from the portfolio back into mortgage-backed securities, management routinely reinvests in adjustable-rate product with a preference for seasoned 3/1 and 5/1 adjustable-rate mortgages such that the first rate change date and conversion to a one-year adjustable product may be less than three or five years away. By sacrificing higher yields on fixed-rate securities in the short-term, the Bank gains some interest rate risk protection.

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

There was a 71 basis point increase in the yield on average other interest-earning assets to 4.99% for the year ended June 30, 2007, from 4.28% for the year ended June 30, 2006. The increase was due to increases in short-term interest rates year-over-year, particularly the rate paid on overnight deposits as well as the dividend yield on FHLB of New York capital stock. Average other interest-earning assets increased due to an increase in interest-earning deposits of $98.6 million to $238.6 million, the primary component of other interest-earning assets, partially offset by a decrease in FHLB capital stock of $2.7 million to $5.3 million due to a repurchase by FHLB to meet regulatory requirements. To the extent not required to fund loan originations, management reinvested the proceeds from the sales into cash equivalents pending redeployment into other interest-earning assets.

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

At June 30, 2006, the Bank had $496.8 million of certificates of deposit with nominal interest rates of between 3.00 – 3.99%, $162.1 million of certificates of deposit with nominal interest rates of between 4.00 – 4.99% and $153.0 million of certificates of deposit with nominal interest rates of between 5.00 – 5.99%. By December 31, 2006, the stratification adjusted to $301.7 million, $259.9 million and $368.7 million, respectively. In December 2006, the Bank discontinued offering promotional interest rates on certificates of deposit. As of June 30, 2007, the stratification shifted to $131.4 million, $488.5 million and $250.7, respectively. Without promotional interest rates, management expects that within one year, most of these certificates of deposit will be in the 4.00-4.99% range, or in the case of depositors without other relationships with the Bank, the loss of their accounts. Given the Bank’s interest rate risk profile, a reduction in interest rates and restoration of a more normal yield curve would improve our profitability. A continuation of rates at current levels or an increase in rates and the persistence of the current flat (or an inverted) yield curve would negatively impact our profitability

Interest expense from FHLB borrowings decreased $459,000 or 12.8%, to $3.1 million for the year ended June 30, 2007, from $3.6 million for the year ended June 30, 2006. Average borrowings decreased $8.7 million to $56.6 million for the year ended June 30, 2007, from $65.3 million for the year ended June 30, 2006. The cost of average borrowings increased four basis points to 5.51% for the year ended June 30, 2007 from 5.47% for the year ended June 30, 2006. The decrease in the average balance resulted from scheduled principal payments on amortizing advances, the maturity of a $5.0 million advance in November 2006, three advances totaling $27.0 million called by FHLB in June 2007 due to rising interest rates and overnight borrowings during January and February 2006. We had no overnight borrowings during the year ended June 30, 2007. The cost of average borrowings increased due to the inexpensive overnight borrowings during the year ended June 30, 2006, relative to the interest rates on the long-term advances during both years.

Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio as required by GAAP and regulatory guidelines outlined in the Interagency Policy Statement last updated in December 2006. We establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment

The provision for loan losses increased $499,000, to $571,000 for the year ended June 30, 2007, from a $72,000 provision recorded during the year ended June 30, 2006. Management attributes the increase principally to growth in the loan portfolio. Total loans increased to $865.0 million at June 30, 2007 from $708.0 million at June 30, 2006. Asset quality continued to be strong as non-performing loans were $1.5 million or 0.17% of total loans at June 30, 2007, as compared to $942,000 or 0.13% of total loans at June 30, 2006. The allowance for loan losses as a percentage of total loans outstanding was 0.70% at June 30, 2007 and 0.77% at June 30, 2006, reflecting allowance balances of $6.0 million and $5.5 million, respectively. The increase in the allowance balance during the year ended June 30, 2007 reflects a recovery of $27,000 and no charge-offs compared to a recovery and charge-offs of $5,000 and $42,000, respectively, during the year ended June 30, 2006.

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

Non-Interest Income. Non-interest income attributed to fees and service charges from the Bank’s retail operations and other miscellaneous income increased $132,000 or 5.7%, to $2.4 million during the year ended June 30, 2007 compared to $2.3 million during the year ended June 30, 2006. Fees and service charges decreased by $24,000 to $992,000. Fees and service charges in the year ended June 30, 2006, included loan prepayment fees of $85,000, which did not reoccur in 2007 but this was partially offset by a $62,000 increase for the year ended June 30, 2007 in other fees and charges. The Bank introduced an overdraft privilege program for eligible depositors in May 2007, which management expects to have a positive effect on non-interest income in the future. Miscellaneous income increased $156,000 compared to the year ended June 30, 2006. Income from bank owned life insurance increased $67,000 due to the purchase of additional insurance during the year ended June 30, 2006. There was also a loss on sale of real estate owned of $35,000 recorded during the year ended June 30, 2006, with no such loss in the year ended June 30, 2007. Miscellaneous income in the year ended June 30, 2007 also included $18,000 in interest from a state income tax refund and $15,000 unidentified settlement due West Essex Bank, acquired by the Bank in a merger in 2003.

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

Salaries and employee benefits increased $2.5 million or 10.0%, to $27.6 million for the year ended June 30, 2007, compared to $25.1 million for the year ended June 30, 2006. Management attributes the increase primarily to the 2005 Stock Compensation and Incentive Plan approved at the Company’s annual meeting held in October 2005. Stock benefit plans expense increased $1.4 million to $3.5 million during the year ended June 30, 2007, which was a full year’s expense, from $2.1 million in 2006, which was a partial year’s expense. Compensation expense increased $378,000 to $13.8 million with $264,000 resulting from a one-time charge related to a severance agreement with a senior officer of the Bank who resigned in April 2007 and the balance of the increase resulting from normal salary increases. ESOP expense increased $283,000 to $2.2 million due to an increase in the average market price of the Company’s common stock, year-over-year. Employee benefits expense increased $219,000 to $4.1 million, with $183,000 attributed to an increase in health insurance costs. Beginning in July 2007, new employees will be required to contribute to the cost of their health insurance and the existing staff will begin contributing in January 2008. Pension plan expense increased $100,000 to $2.7 million due to actuarial adjustments. Effective July 1, 2007, the Bank “froze” all future benefit accruals under its non-contributory defined pension plan and the related benefits equalization plan. Management estimates that these actions will result in pre-tax expense reductions of approximately $1.3 million and $257,000 for the defined benefit pension plan and benefits equalization plan, respectively, during the year ending June 30, 2007. Payroll taxes expense increased $50,000 to $1.1 million with a $56,000 increase attributed to vesting of restricted stock awards partially offset by a $6,000 decrease in New Jersey Unemployment Tax contributions.

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

	At June 30,			For the Years Ended June 30,
	2008			2008				2007				2006
	Actual Balance		Actual Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Net loans receivable(1)	$1,027,790		5.79%	$951,019		$55,123	5.80%	$785,210		$44,972	5.73%	$633,758		$35,338	5.58%
Mortgage-backed securities(2)	726,023		5.13	699,942		34,773	4.97	673,904		32,222	4.78	728,960		33,471	4.59
Securities:(2)
Tax-exempt	17,757		3.49	30,200		1,074	3.56	126,095		4,708	3.73	202,042		7,634	3.78
Taxable	20,426		3.80	23,191		1,186	5.11	25,240		1,492	5.91	187,420		6,554	3.50
Other interest-earning assets(3)	124,935		2.77	141,792		5,211	3.68	243,867		12,167	4.99	147,949		6,326	4.28
Total interest-earning assets	1,916,931		5.30	1,846,144		97,367	5.27	1,854,316		95,561	5.15	1,900,129		89,323	4.70
Non-interest-earning assets	166,108			158,737				152,926				153,791
Total assets	$2,083,039			$2,004,881				$2,007,242				$2,053,920
Interest-bearing liabilities:
Interest-bearing demand	$151,677		1.46	$149,871		2,714	1.81	$136,622		2,612	1.91	$103,397		931	0.90
Savings and club	300,397		1.04	303,818		3,272	1.08	336,067		3,740	1.11	429,019		5,065	1.18
Certificates of deposit	873,609		3.99	830,726		37,322	4.49	932,901		40,999	4.39	888,809		29,073	3.27
Federal Home Loan Bank advances	218,000		3.93	175,081		7,220	4.12	56,615		3,117	5.51	65,333		3,576	5.47
Total interest-bearing liabilities	1,543,683		3.16	1,459,496		50,528	3.46	1,462,205		50,468	3.45	1,486,558		38,645	2.60
Non-interest-bearing liabilities (4)	67,985			75,976				72,094				71,089
Total liabilities	1,611,668			1,535,472				1,534,299				1,557,647
Stockholders’ equity	471,371			469,409				472,943				496,273
Total liabilities and stockholders’ equity	$2,083,039			$2,004,881				$2,007,242				$2,053,920
Net interest income						$46,839				$45,093				$50,678
Interest rate spread(5)			2.14%				1.81%				1.70%				2.10%
Net yield on interest-earning assets(6)							2.54%				2.43%				2.67%
Ratio of average interest-earning assets to
average interest-bearing liabilities	1.24	x		1.26	x			1.27	x			1.28	x

_________________

(1)	Non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.
(2)	Mark to market valuation allowances have been excluded in the average balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks, federal funds purchased and Federal Home Loan Bank of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $59,169, $57,226 and $56,517, for the years ended June 30, 2008, 2007 and 2006, respectively.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Years Ended June 30,			Years Ended June 30,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Net loans receivable	$9,596	$555	$10,151	$8,660	$974	$9,634
Mortgage-backed securities	1,257	1,294	2,551	(2,596)	1,347	(1,249)
Securities:
Tax-exempt	(3,429)	(205)	(3,634)	(2,827)	(99)	(2,926)
Taxable	(115)	(191)	(306)	(7,850)	2,788	(5,062)
Other interest-earning assets	(4,275)	(2,681)	(6,956)	4,651	1,190	5,841
Total interest-earning assets	$3,034	$(1,228)	$1,806	$38	$6,200	$6,238

Interest expense:
Interest-bearing demand	$244	$(142)	$102	$374	$1,307	$1,681
Savings and club	(365)	(103)	(468)	(1,039)	(286)	(1,325)
Certificates of deposit	(4,588)	911	(3,677)	1,509	10,417	11,926
Federal Home Loan Bank advances	5,066	(963)	4,103	(485)	26	(459)
Total interest-bearing liabilities	$357	$(297)	$60	$359	$11,464	$11,823

Change in net interest income	$2,677	$(931)	$1,746	$(321)	$(5,264)	$(5,585)

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

At the beginning of the fiscal year, to the extent that the Bank did not need cash and cash equivalents for loan originations, management maintained liquidity at an elevated level while the Treasury yield curve remained inverted or flat. Between September 2007 and May 2008, the 325 basis point reduction in the federal funds rate has caused the Treasury yield curve to revert to its more traditional shape. As a consequence, there was an immediate negative impact on interest income derived from cash and cash equivalents. When possible, management redeployed cash and cash equivalents into loan originations or loan purchases. Management increased the Bank’s investment in mortgage-backed securities to supplement loan originations when lending opportunities were limited by the sluggish real estate market, particularly during the quarter ended March 31, 2008.

Management reviews cash flow projections regularly and updates them quarterly in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At June 30, 2008, the Bank had outstanding commitments to originate loans of $39.4 million compared to $36.2 million at March 31, 2008. Construction loans in process and unused lines of credit were $9.1 million and $27.3 million, respectively, at June 30, 2008 compared to $9.8 million and $29.8 million, respectively, at March 31, 2008. At June 30, 2008, the Bank had $710.0 million of certificates of deposit maturing in one year compared to $704.0 million at March 31, 2008.

At June 30, 2008, the Bank had agreements to fund the purchase of loans on a flow basis of $13.2 million compared to $15.9 million at March 31, 2008. The Bank periodically enters into purchase agreements with a limited number of smaller, local mortgage companies to supplement the Bank’s loan production pipeline. These agreements call for the purchase, on a flow basis, of mortgage loans with servicing released to the Bank.

Deposits decreased $32.7 million to $1.38 billion at June 30, 2008, from $1.41 billion at June 30, 2007. During the quarters ended September 30 and December 31, 2007, the Bank experienced decreases of $73.4 million and $22.9 million, respectively. However, the trend of deposit outflows which the Bank had been experiencing since the quarter ended December 31, 2006 reversed and deposits increased during the quarters ended March 31 and June 30, 2008 by $35.3 million and $28.3 million, respectively. Conditions in the marketplace have helped to reverse the deposit attrition. Deposit pricing was reasonably disciplined during the second half of the fiscal year, which helped to increase deposits during the period. Recent reductions in the federal funds rate have had a significant effect on interest rates, particularly lowering the rates paid on certificates of deposit as financial institutions endeavor to reduce their cost of deposits. The flow of deposits may turn again, though, since there is some upward pressure in the marketplace on certificates of deposit and interest-bearing demand deposit account interest rates emanating from some financial institutions that are under pressure due to negative publicity associated with asset quality problems. Adding to the upward pressure on interest rates, many financial institutions are attempting to lock in depositors at current interest rates for longer terms as a hedge against future increases in the federal funds rate and their cost of deposits.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and to the extent that maturing deposits do not remain with us, management may replace the funds with advances. The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit of $200.0 million or by taking additional short-term or long-term advances. The Bank borrowed $100.0 million in ten-year advances during the quarter ended September 30, 2007 with $50.0 million callable after one year and $50.0 million callable after two years. The Bank borrowed an additional $100.0 million in ten-year advances during the quarter ended December 31, 2007 with $50.0 million callable after one year and $50.0 million after two years. The Bank borrowed the $200.0 million to replenish liquidity previously depleted by loan originations and deposit outflows and make cash available for potential implementation of growth and diversification strategies related to execution of the Company’s business plan. As of June 30, 2008, the Bank’s borrowing potential was $14.4 million without pledging additional collateral. There was no need to make use of overnight borrowings during the year ended June 30, 2008, due to adequate liquidity.

The following table discloses our contractual obligations and commitments as of June 30, 2008.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Operating lease obligations	$4,216	$408	$984	$537	$2,287
Certificates of deposit	873,609	709,989	130,389	33,227	4
Federal Home Loan Bank advances	218,000	8,000	10,000	—	200,000
Total	$1,095,825	$718,397	$141,373	$33,764	$202,291

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Undisbursed funds from approved lines of credit(1)	$27,288	$2,583	$—	$—	$24,705
Construction loans in process	9,078	5,298	3,780	—	—
Other commitments to extend credit(1)	39,356	39,356	—	—	—
Total	$75,722	$47,237	$3,780	$—	$24,705

________________

(1)	Represents amounts committed to customers.

Our material capital expenditure plans for the year ending June 30, 2009 include renovations or significant improvements to three Bank properties. We expect renovations; improvements or new construction to begin this year at our administrative building in Fairfield, the existing retail branch in Rutherford and new branch location in Pequannock and anticipate approximately $1.8 million in funds will be required for the plans related to these three locations. The general business purpose of these expenditures is to maintain and improve Kearny Federal Savings Bank’s facilities. We anticipate that cash flows from our normal operations will be sufficient for these expenditure plans.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Federal Savings Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At June 30, 2008, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. At June 30, 2008, the total approved loan origination commitments outstanding amounted to $39.4 million. At the same date, unused lines of credit were $27.3 million and construction loans in process were $9.1 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2008, see Note 15 to consolidated financial statements contained in this Annual Report on Form 10-K.

Capital

Consistent with its goals to operate a sound and profitable financial organization, Kearny Federal Savings Bank actively seeks to maintain its well capitalized status in accordance with regulatory standards. As of June 30, 2008, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision. Kearny Federal Savings Bank’s regulatory capital ratios at June 30, 2008 were as follows: core capital 17.76%; Tier I risk-based capital 37.89%; and total risk-based capital 38.43%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively. For additional information regarding regulatory capital at June 30, 2008, see Note 13 to consolidated financial statements contained in this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB’s EITF issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (“APB”) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The new guidance is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations. Implementation of the measurement date provisions is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company July 1, 2008. The Company expects that implementation of this standard will not have an impact on its consolidated financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2007, the EITF reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

SFAS No. 141(R) “Business Combinations” was issued in December of 2007. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed after the effective date.

Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”) amends and replaces Question 6 of Section D.2 of Topic 14 “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company expects that FAS 140-3 will not have an impact on its consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied SFAS No. 157 in interim or annual financial statements prior to the issuance of FAS 157-2. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 157-2 on its consolidated financial condition, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company expects that SFAS No. 161 will not have an impact on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

From an interest rate risk perspective, the Company is liability sensitive, which indicates that liabilities re-price faster than assets. The timing mismatch of the re-price of interest-earning assets and interest-bearing liabilities is referred to as the gap position. The most common measurement interval is one year. At June 30, 2007, the Company’s one-year gap position was -20.9% and at June 30, 2008 it was -9.5%. During the fiscal year it fluctuated from -15.1% at September 30, 2007 to -9.3% at December 31, 2007 to -11.8% at March 31, 2008.

Following a period of historically low interest rates, the Federal Reserve Board of Governors steadily increased its target federal funds rate 425 basis point between June 2004 and June 2007, raising it to 5.25% where it remained until September 2007. During that period, while the federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing increased, intermediate- and long-term market interest rates, which we use as a guide to our loan pricing, did not increase proportionately. In fact, it led to a “flattening” of the market yield curve, which became “inverted” as short-term rates exceeded longer-term rates. The relatively flat yield curve hurt our net interest rate spread and net interest margin because the interest rates we paid on our deposits re-priced upwards faster than the interest rates that we earned on our loans and investments. However, between September 2007 and May 2008, the Federal Reserve reacted to the threat of a recession and the housing and credit crises by steadily decreasing its target federal funds rate, reducing it by 325 basis points to 2.00%. This has had the effect of increasing our net interest spread and net interest margin due to the cost of funds declining by more than the decline in the yield on earning assets.

In this interest rate environment, it is to our benefit to be liability sensitive. As of June 30, 2008, $710.0 million or 81.3% of our certificates of deposit mature within one year. If the certificates of deposit remain with the Bank, the majority are projected to re-price downward. The $100.0 million in long-term FHLB borrowings, which are callable during the quarters ending September 30 and December 31, 2008, are also projected to extend if rates remain low. With respect to re-pricing assets, during the year ending June 30, 2009, $12.1 million of loans will reach their contractual maturity dates. In a period of rising interest rates, the interest income earned on our assets, which consist primarily of long-term, fixed-rate assets, may not increase as rapidly as the interest paid on our liabilities. At June 30, 2008, $889.6 million or 87.7% of our loans with contractual maturities of greater than one year had fixed rates of interest and $811.0 million or 79.0% of our total loans had contractual maturities of ten or more years. Historically, we have invested in long-term fixed-rate mortgage-backed securities of which $665.7 million or 91.7% had contractual maturities of greater than ten years. The effect of subsequent interest rate changes will be reflected in the re-pricing of $124.9 million of loans maturing after June 30, 2009 and $379.3 million of mortgage-backed securities and non-mortgage-backed securities with floating or adjustable rates.

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

The Board of Directors has established an Interest Rate Risk Management Committee, currently comprised of Directors Hopkins Regan, Aanensen, Mazza and Parow, which is responsible for monitoring interest rate risk. Our Chief Financial Officer and Chief Investment Officer also participate as management’s liaison to the committee. The committee meets quarterly to address management of our assets and liabilities, including review of our short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and re-pricing frequencies of loans and securities; and a variety of other asset and liability management topics. The results of the committee’s quarterly review are reported to the full Board, which adjusts the investment policy and strategies, as it considers necessary and appropriate.

Quantitative Analysis. The following table presents Kearny Federal Savings Bank’s net portfolio value as of June 30, 2008. The Office of Thrift Supervision, based on information provided by Kearny Federal Savings Bank, calculated the net portfolio values shown in this table.

	At June 30, 2008
	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets
Changes in Rates (1)	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Points Change
	(Dollars in Thousands)
+300 bp	265,006	-111,329	-30%	14.07%	-456 bp
+200 bp	305,498	-70,838	-19%	15.82%	-281 bp
+100 bp	343,129	33,207	-9%	17.36%	-127 bp
+50 bp	358,989	-17,346	-5%	17.96%	-67 bp
0 bp	376,336	—	—	18.63%	—
+50 bp	386,712	+10,377	+3%	18.97%	+34 bp
- 100 bp	398,540	+22,205	+6%	19.39%	+76 bp

(1) The -200bp and -300bp scenarios are not shown due to the low prevailing interest rate environment.

The interest rate risk exposure analysis indicated that as of June 30, 2008, an immediate and permanent 1.00% or 2.00% decrease in interest rates would result in an approximately 4.9% or 7.4%, respectively, increase in net interest income over a one year time horizon. Conversely, the interest rate risk analysis indicated that an immediate and permanent 1.00% or 2.0% increase in interest rates would cause an approximately 3.8% or 10.0%, respectively, decrease in net interest income over a one year time horizon due to the Bank’s fixed-rate mortgage loans and mortgage-backed securities as well as the re-pricing exposure within the certificates of deposit portfolio. The following rate ramps were also considered: The “shallow recession” rate ramp scenario projects a slow, shallow recession period over the next 12 months; the “deep recession” scenario projects another round of rate cuts through the final six months of 2008; and the “flattening curve” scenario projects inflationary fears being realized and an increase in short term interest rates. The three projected ramp scenarios do not materially impact net interest income, with shallow recession, deep recession and flattening curve impacting net interest income over a one year time horizon, -0.3%, +1.0% and -0.5%, respectively.

Future interest rates or their effect on net portfolio value or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in this type of computation. Although certain assets and liabilities may have similar maturity or periods of re-pricing, they may react at different times and in different degrees to changes in market interest rates. The interest rate on certain types of assets and liabilities, such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

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

Management’s report on the Company’s internal control over financial reporting appears in the Company’s consolidated financial statements that are contained in this Annual Report on Form 10-K immediately following Item 15. Such report is incorporated herein by reference.

2.	Report of Independent Registered Public Accounting Firm.

The report of Beard Miller Company LLP on the Company’s internal control over financial reporting appears in the Company’s consolidated financial statements that are contained in this Annual Report on Form 10-K immediately following Item 15. Such report is incorporated herein by reference.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information Regarding Directors and Executive Officers” and “Operation of the Board of Directors” in the Registrant’s definitive proxy statement for the Registrant’s 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics is available without charge upon request to the Corporate Secretary, Kearny Financial Corp., 120 Passaic Avenue, Fairfield, New Jersey 07004.

Item 11. Executive Compensation

The information that appears under the headings “Board of Directors and Executive Officer Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement is incorporated herein by reference.

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

(d)

Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2008 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2005 Stock Compensation and Incentive Plan (1)	3,225,740	$12.33	475,856
Equity compensation plans not approved by stockholders:
None.	N/A	N/A	N/A
Total	3,225,740	$12.33	475,856

_________________

(1)

In addition to 3,225,740 options outstanding under this plan as of June 30, 2008, restricted stock awards of 751,618 shares were non-vested under this plan as of June 30, 2008. Such awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter. As of June 30, 2008, there were 155,959 shares remaining available for restricted share awards under this plan and these shares are included under column (C) as securities remaining available for future issuance under this plan along with 319,897 options remaining available for award.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information that appears under the subheading “Certain Relationships and Related Transactions” under the heading “Information Regarding Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information relating to this item is incorporated herein by reference to the information contained under the section captioned “Information Regarding Independent Auditor” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)       The following financial statements and the independent auditors’ report appear in this Annual Report on Form 10-K immediately after this Item 15:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of June 30, 2008 and 2007
Consolidated Statements of Income For the Years Ended June 30, 2008, 2007 and 2006
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended June 30, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

(2)       All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report:

3.1	Charter of Kearny Financial Corp.*
3.2	Bylaws of Kearny Financial Corp.
4	Stock Certificate of Kearny Financial Corp*
10.1	Employment Agreement between Kearny Federal Savings Bank and John N. Hopkins†
10.2	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler†
10.3	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones†
10.4	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood†
10.5	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi†
10.6	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce†
10.7	Employment Agreement between Kearny Federal Savings Bank and Craig Montanaro†
10.8	Employment Agreement between Kearny Financial Corp. and John N. Hopkins**†
10.9	Directors Consultation and Retirement Plan*†
10.10	Benefit Equalization Plan*†
10.11	Benefit Equalization Plan for Employee Stock Ownership Plan*†
10.12	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan ***†
10.13	Kearny Federal Savings Bank Director Life Insurance Agreement****†
10.14	Kearny Federal Savings Bank Executive Life Insurance Agreement****†
10.15	Kearny Financial Corp. Directors Incentive Compensation Plan*****†
11	Statement regarding computation of earnings per share

21	Subsidiaries of the Registrant
23	Consent of Beard Miller Company LLP
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification

__________

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1

(File No. 333-118815).

**	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on June 19, 2008.
(File No. 000-51093).
***	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8
(File No. 333-130204)
****	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005.
(File No. 000-51093).
*****	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on December 9, 2005.
(File No. 000-51093).

September 12, 2008

Beard Miller Company LLP

100 Walnut Avenue

Suite 200

Clark, NJ 07061

Management Report on Internal Control over Financial Reporting

The management of Kearny Financial Corp. and Subsidiaries (collectively the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is a process designed to provide reasonable assurance to the management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2008, a copy of which is included in this annual report.

/s/ John N. Hopkins	/s/ William C. Ledgerwood
John N. Hopkins	William C. Ledgerwood
President and Chief Executive Officer	Senior Vice President and Chief
Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kearny Financial Corp.

We have audited Kearny Financial Corp.’s (the “Company”) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Kearny Financial Corp.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders’ equity, and cash flows of the Company, and our report dated September 12, 2008 expressed an unqualified opinion thereon.

Beard Miller Company, LLP

Clark, New Jersey

September 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kearny Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries (collectively the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2008. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2008 and 2007, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As also discussed in Note 1, the Company changed its method of accounting for Defined Benefit Pension and Other Postretirement Plans in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2008, expressed an unqualified opinion thereon.

Beard Miller Company LLP

Clark, New Jersey

September 12, 2008

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30,
	2008	2007
Assets	(In Thousands, Except Share and Per Share Data)

Cash and amounts due from depository institutions	$19,864	$18,999
Interest-bearing deposits in other banks	111,859	144,342

Cash and Cash Equivalents	131,723	163,341

Securities available for sale (amortized cost 2008 $40,305; 2007 $90,580)	38,183	88,869
Loans receivable, including net premiums and deferred loan costs 2008 $1,276; 2007 $1,511	1,027,790	866,542
Less allowance for loan losses	(6,104)	(6,049)

Net Loans Receivable	1,021,686	860,493

Mortgage-backed securities available for sale (amortized cost 2008 $726,037; 2007 $655,123)	726,023	643,779
Premises and equipment	34,950	35,369
Federal Home Loan Bank of New York (“FHLB”) stock	13,076	4,162
Interest receivable	8,949	8,028
Goodwill	82,263	82,263
Bank owned life insurance	15,709	15,154
Deferred income tax assets, net	9,028	11,602
Other assets	1,449	4,193

Total Assets	$2,083,039	$1,917,253

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$53,349	$56,339
Interest-bearing	1,325,683	1,355,374

Total Deposits	1,379,032	1,411,713

Advances from FHLB	218,000	28,488
Advance payments by borrowers for taxes	5,849	5,460
Other liabilities	8,787	9,000

Total Liabilities	1,611,668	1,454,661

Stockholders’ Equity
Preferred stock, $0.10 par value; 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; 2008 72,737,500 shares issued and 70,489,003 outstanding; 2007 72,737,500 shares issued and 71,143,337 outstanding	7,274	7,274
Paid-in capital	203,266	197,976
Retained earnings	307,186	304,970
Unearned Employee Stock Ownership Plan shares; 2008 1,260,783 shares; 2007 1,406,258 shares	(12,608)	(14,063)
Treasury stock, at cost; 2008 2,248,497 shares; 2007 1,594,163 shares	(32,023)	(24,361)
Accumulated other comprehensive loss	(1,724)	(9,204)

Total Stockholders’ Equity	471,371	462,592

Total Liabilities and Stockholders’ Equity	$2,083,039	$1,917,253

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Income

	Years Ended June 30,
	2008	2007	2006
	(In Thousands, Except Per Share Data)

Interest Income
Loans	$55,123	$44,972	$35,338
Mortgage-backed securities	34,773	32,222	33,471
Securities:
Taxable	1,186	1,492	6,554
Tax-exempt	1,074	4,708	7,634
Other interest-earning assets	5,211	12,167	6,326

Total Interest Income	97,367	95,561	89,323
Interest Expense
Deposits	43,308	47,351	35,069
Borrowings	7,220	3,117	3,576

Total Interest Expense	50,528	50,468	38,645

Net Interest Income	46,839	45,093	50,678

Provision for Loan Losses	94	571	72

Net Interest Income after Provision for Loan Losses	46,745	44,522	50,606

Non-Interest Income
Fees and service charges	1,336	992	1,016
Gain on sale of securities	—	55	1,023
Loss on impairment of securities	(659)	—	—
Miscellaneous	1,372	1,442	1,286

Total Non-Interest Income	2,049	2,489	3,325
Non-Interest Expenses
Salaries and employee benefits	24,678	27,553	25,111
Net occupancy expense of premises	3,746	3,466	3,282
Equipment	4,297	4,526	4,423
Advertising	858	1,500	1,465
Federal insurance premium	555	573	548
Amortization of intangible assets	241	636	636
Directors’ compensation	2,250	2,313	2,099
Miscellaneous	4,314	4,289	4,482

Total Non-Interest Expenses	40,939	44,856	42,046

Income before Income Taxes	7,855	2,155	11,885

Income Taxes	1,951	221	2,277

Net Income	$5,904	$1,934	$9,608
Net Income per Common Share (EPS)
Basic	$0.09	$0.03	$0.14
Diluted	$0.09	$0.03	$0.14
Weighted Average Number of Common Shares Outstanding
Basic	68,675	69,242	70,904
Diluted	68,789	69,581	70,982

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2008, 2007 and 2006

			Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)

	Common Stock
	Shares	Amount						Total
	(In Thousands, Except Per Share Data)
Balance - June 30, 2005	72,738	$7,274	$207,838	$301,857	$(16,972)	$ —	$5,485	$505,482

Comprehensive income:
Net income	—	—	—	9,608	—	—	—	9,608
Realized gain on securities available for sale, net of income tax of $358	—	—	—	—	—	—	(665)	(665)
Unrealized loss on securities available for sale, net of deferred income tax benefit of $11,148	—	—	—	—	—	—	(20,705)	(20,705)

Total Comprehensive Loss								(11,762)

Refund of common stock offering expense	—	—	3	—	—	—	—	3
ESOP shares committed to be released (144 shares)	—	—	412	—	1,455	—	—	1,867
Stock option transactions	—	—	1,211	—	—	—	—	1,211
Treasury stock purchases	(178)	—	—	—	—	(2,268)	—	(2,268)
Treasury stock reissued to restricted stock plan	178	—	(2,268)	—	—	2,268	—	—
Restricted stock plan shares purchased (1,194 shares)	—	—	(16,673)	—	—	—	—	(16,673)
Restricted stock plan shares earned (164 shares)	—	—	2,011	—	—	—	—	2,011
Cash dividends declared ($0.24/share)	—	—	—	(4,737)	—	—	—	(4,737)

Balance - June 30, 2006	72,738	7,274	192,534	306,728	(15,517)	—	(15,885)	475,134
Comprehensive income:
Net income	—	—	—	1,934	—	—	—	1,934
Realized gain on securities available for sale, net of income tax of $19	—	—	—	—	—	—	(36)	(36)
Unrealized gain on securities available for sale, net of deferred income tax expense of $3,628	—	—	—	—	—	—	7,810	7,810

Total Comprehensive Income								9,708

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2008, 2007 and 2006

			Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)

	Common Stock
	Shares	Amount						Total
	(In Thousands, Except Per Share Data)
Adjustment to initially apply FASB Statement No. 158, net of deferred income tax of $727	—	—	—	—	—	—	(1,093)	(1,093)
ESOP shares committed to be released (144 shares)	—	—	716	—	1,454	—	—	2,170
Stock option transactions	—	—	1,942	—	—	—	—	1,942
Treasury stock purchases	(1,608)	—	—	—	—	(24,573)	—	(24,573)
Treasury stock reissued	13	—	(40)	—	—	212	—	172
Restricted stock plan shares purchased (54 shares)	—	—	(789)	—	—	—	—	(789)
Restricted stock plan shares earned (258 shares)	—	—	3,179	—	—	—	—	3,179
Tax benefit related to vesting of restricted stock	—	—	434	—	—	—	—	434
Cash dividends declared ($0.20/share)	—	—	—	(3,692)	—	—	—	(3,692)

Balance - June 30, 2007	71,143	7,274	197,976	304,970	(14,063)	(24,361)	(9,204)	462,592

Comprehensive income:
Net income	—	—	—	5,904	—	—	—	5,904
Loss on impairment of securities available for sale, net of income tax benefit of $0	—	—	—	—	—	—	659	659
Unrealized gain on securities available for sale, net of deferred income tax expense of $4,091	—	—	—	—	—	—	6,169	6,169
Benefit plans, net of deferred income tax expense of $433	—	—	—	—	—	—	652	652

Total Comprehensive Income								13,384

ESOP shares committed to be released (144 shares)	—	—	278	—	1,455	—	—	1,733
Dividends contributed for payment of ESOP loan	—	—	54	—	—	—	—	54
Stock option expense	—	—	1,908	—	—	—	—	1,908
Treasury stock purchases	(659)	—	—	—	—	(7,738)	—	(7,738)
Treasury stock reissued	5	—	(13)	—	—	76	—	63

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2008, 2007 and 2006

			Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)

	Common Stock
	Shares	Amount						Total
	(In Thousands, Except Per Share Data)
Restricted stock plan shares earned (252 shares)	—	—	3,084	—	—	—	—	3,084
Tax effect from stock based compensation	—	—	(21)	—	—	—	—	(21)
Cash dividends declared ($0.20/share)	—	—	—	(3,688)	—	—	—	(3,688)

Balance - June 30, 2008	70,489	$7,274	$203,266	$307,186	$(12,608)	$(32,023)	$(1,724)	$471,371

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2008	2007	2006
	(In Thousands)
Cash Flows from Operating Activities
Net income	$5,904	$1,934	$9,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,856	1,934	1,898
Net amortization of premiums, discounts and loan fees and costs	839	946	1,033
Deferred income taxes	(1,950)	(1,621)	(861)
Amortization of intangible assets	241	636	636
Amortization of benefit plans’ unrecognized net loss, net of gain from curtailment	224	—	—
Provision for loan losses	94	571	72
Realized gains on sale of securities available for sale	—	(55)	(1,023)
Loss on other-than-temporary impairment of securities	659	—	—
Increase in cash surrender value of bank owned life insurance	(555)	(526)	(439)
ESOP, stock option plan and restricted stock plan expenses	6,725	7,291	5,089
Realized loss on sale of real estate owned	—	—	35
Realized gain on disposition of premises and equipment	—	(3)	—
(Increase) decrease in interest receivable	(921)	808	1,594
Decrease (increase) in other assets	2,503	(9)	(2,112)
Increase (decrease) in interest payable	878	(68)	53
(Decrease) increase in other liabilities	(249)	718	(446)

Net Cash Provided by Operating Activities	16,248	12,556	15,137

Cash Flows from Investing Activities
Purchases of securities available for sale	(357)	(388)	(298)
Proceeds from sale of securities available for sale	48,476	131,383	256,956
Purchases of securities held to maturity	—	—	(4,000)
Proceeds from calls and maturities of securities available for sale	661	4,229	1,210
Proceeds from calls and maturities of securities held to maturity	—	—	9,989
Proceeds from repayments of securities available for sale	838	1,861	2,499
Proceeds from repayments of securities held to maturity	—	—	2,337
Purchase of loans	(102,228)	(97,521)	(24,434)
Net increase in loans receivable	(59,319)	(60,218)	(121,373)
Proceeds from sale of real estate owned	—	—	65
Purchases of mortgage-backed securities available for sale	(224,188)	(104,756)	(46,905)
Purchases of mortgage-backed securities held to maturity	—	—	(64,765)
Principal repayments on mortgage-backed securities available for sale	152,694	138,926	74,489
Principal repayments on mortgage-backed securities held to maturity	—	—	104,429
Additions to premises and equipment	(1,437)	(1,380)	(2,862)
Proceeds from cash settlement on premises and equipment	—	21	—
Purchase of FHLB stock	(9,386)	(223)	(3,322)
Redemption of FHLB stock	472	1,467	9,277
Purchase of bank owned life insurance	—	—	(10,208)

Net Cash (Used in) Provided by Investing Activities	(193,774)	13,401	183,084

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2008	2007	2006
	(In Thousands)
Cash Flows from Financing Activities
Net decrease in deposits	$(32,639)	$(32,052)	$(85,097)
Repayment of long-term FHLB advances	(10,488)	(32,617)	(582)
Long-term FHLB advances	200,000	—	—
Increase in advance payments by borrowers for taxes	389	228	605
Refund of common stock offering expense	—	—	3
Dividends paid to minority stockholders of Kearny Financial Corp.	(3,712)	(3,698)	(3,795)
Purchase of common stock of Kearny Financial Corp. for treasury	(7,738)	(24,573)	(2,268)
Treasury stock reissued	63	172	—
Purchase of common stock of Kearny Financial Corp. for restricted stock plan	—	(789)	(16,673)
Dividends contributed for payment of ESOP loan	54	—	—
Tax (expense) benefit from stock based compensation	(21)	434	—

Net Cash Provided by (Used in) Financing Activities	145,908	(92,895)	(107,807)

Net (Decrease) Increase in Cash and Cash Equivalents	(31,618)	(66,938)	90,414

Cash and Cash Equivalents - Beginning	163,341	230,279	139,865

Cash and Cash Equivalents - Ending	$131,723	$163,341	$230,279

Supplemental Disclosures of Cash Flows Information
Cash paid during the year for:
Income taxes, net of refunds	$1,946	$1,490	$6,154

Interest	$49,650	$50,536	$38,592

Supplemental Disclosures of Non-Cash Transactions
Reclassification of securities and mortgage-backed securities from held to maturity to available for sale at estimated fair value	$—	$—	$1,163,875

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of Kearny Financial Corp. (the "Company"), its wholly-owned subsidiaries, Kearny Federal Savings Bank (the “Bank”) and Kearny Financial Securities, Inc., and the Bank’s wholly-owned subsidiaries KFS Financial Services, Inc. and Kearny Federal Investment Corp., have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended.  Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the assessment of prepayment risks associated with mortgage-backed securities, the evaluation of goodwill for impairment, identification of other-than-temporary impairment of securities and the determination of the amount of deferred tax assets which are more likely than not to be realized. Management believes that the allowance for loan losses represents its best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, prepayment risks associated with mortgage-backed securities are properly recognized, impairment testing of goodwill and evaluation for other-than-temporary impairment of securities are done in accordance with GAAP; and deferred tax assets are properly recognized. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area. Additionally, assessments of prepayment risks related to mortgage-backed securities are based upon current market conditions, which are subject to frequent change. Finally, the determination of the amount of deferred tax assets more likely than not to be realized is dependent on projections of future earnings, which are subject to frequent change.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments about information available to them at the time of their examination.

Business of the Company and Subsidiaries

The Company’s primary business is the ownership and operation of the Bank. The Bank is principally engaged in the business of attracting deposits from the general public at its 28 locations in New Jersey and using these deposits, together with other funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, consumer loans. The Company’s other subsidiary, Kearny Financial Securities, Inc., was organized in April 2005 under Delaware law as a Delaware Investment Company primarily to hold investment and mortgage-backed securities. At June 30, 2008 and during the three-year period then ended, Kearny Financial Securities, Inc. was considered inactive.

The Bank has two wholly owned subsidiaries: KFS Financial Services, Inc. and Kearny Federal Investment Corp. KFS Financial Services, Inc. was incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000. It is a service corporation subsidiary organized for selling insurance products, including annuities, to Bank customers and the general public through a third party networking arrangement. The Bank’s other subsidiary, Kearny Federal Investment Corp. was organized in July 2004 under New Jersey law as a New Jersey Investment Company primarily to hold investment and mortgage-backed securities. In June 2008, Kearny Federal Investment Corp. was formally dissolved and its assets returned to its parent company, the Bank.

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

Concentration of Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist of cash and cash equivalents, investment and mortgage-backed securities and loans. Cash and cash equivalents include amounts placed with highly rated financial institutions. At June 30, 2008, the Company had $51,988,000 on deposit with a money center bank. Investment securities include securities backed by the U.S. Government and other highly rated instruments. The Bank’s lending activity is primarily concentrated in loans collateralized by real estate in the State of New Jersey. As a result, credit risk is broadly dependent on the real estate market and general economic conditions in the state.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets principally represent the excess cost over the fair value of the net assets of the institutions acquired in purchase transactions. Goodwill is evaluated annually by reporting unit and an impairment loss recorded if indicated. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 142 issued by the Financial Accounting Standards Board (“FASB”)), with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  No impairment charges were required to be recorded in the years ended June 30, 2008, 2007 or 2006. If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined. Separate intangible assets, including core deposit intangibles that are not deemed to have indefinite lives, continue to be amortized over their useful lives, which is estimated to be ten years.

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

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the year ended June 30, 2008. Our policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statements of Income. The Company recognized interest and penalties of $45,000 during the year ended June 30, 2008. The tax years subject to examination by the taxing authorities are the years ended June 30, 2007, 2006 and 2005.

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

Other comprehensive income also includes benefit plans amounts recognized under SFAS No. 158. This adjustment to other comprehensive income reflects, net of tax, transition obligations, prior service costs and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of SFAS No. 158.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Stock Compensation Plans

The Company adopted SFAS No. 123(R) upon approval of the Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan on October 24, 2005, and, accordingly, expenses the fair value of all options granted over their vesting periods and the fair value of all share-based compensation granted over the requisite service periods.

Advertising

The Company expenses advertising and marketing costs as incurred.

Reclassification

Certain amounts as of and for the years ended June 30, 2007 and 2006 have been reclassified to conform to the current year’s presentation.

Note 2 - Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (“APB”) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The new guidance is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Recent Accounting Pronouncements (Continued)

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations. Implementation of the measurement date provisions is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company July 1, 2008. The Company expects that implementation of this standard will not have an impact on its consolidated financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2007, the EITF reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

SFAS No. 141(R) “Business Combinations” was issued in December of 2007. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed after the effective date.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Recent Accounting Pronouncements (Continued)

Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”) amends and replaces Question 6 of Section D.2 of Topic 14 “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company expects that FAS 140-3 will not have an impact on its consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied SFAS No. 157 in interim or annual financial statements prior to the issuance of FAS 157-2. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 157-2 on its consolidated financial condition, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company expects that SFAS No. 161 will not have an impact on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Recent Accounting Pronouncements (Continued)

interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Note 3 – Stock Offering and Stock Repurchase Plans

On June 7, 2004, the Board of Directors of the Company and the Bank adopted a plan of stock issuance pursuant to which the Company subsequently sold common stock representing a minority ownership of the estimated pro forma market value of the Company to eligible depositors of the Bank. Kearny MHC (the “MHC”) retained 70% of the outstanding common stock, or 50,916,250 shares. The MHC is a federally-chartered mutual holding company organized on March 30, 2001, and is subject to regulation by the Office of Thrift Supervision. So long as the MHC is in existence, it will continue to own a majority of the outstanding common stock of the Company.

On November 9, 2005, the Company announced that it received regulatory approval to begin the purchase of up to 1,425,655 shares or approximately 2% of the outstanding shares of its common stock in open market transactions for use in funding the Company’s 2005 Stock Compensation and Incentive Plan previously approved by stockholders. During the year ended June 30, 2006, the Company purchased 1,371,341 shares at a total cost of $18,941,000, or approximately $13.81 per share. During the year ended June 30, 2007, the Company completed this process, purchasing in the open market 54,314 shares at a total cost of $789,000, or approximately $14.52 per share

On July 18, 2006, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 1,091,063 shares, or 5% of the Company’s outstanding common stock held by persons other than Kearny MHC. During the year ended June 30, 2007, a total of 1,091,063 shares were purchased under the plan at a cost of $17,398,000, or approximately $15.95 per share.

On January 18, 2007, the Company announced that the Board of Directors authorized a second stock repurchase plan to acquire up to 1,036,634 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC. During the year ended June 30, 2007, the Company purchased in the open market 516,600 shares at a cost of $7,175,000, or approximately $13.89 per share. During the year ended June 30, 2008, the Company

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Stock Offering and Stock Repurchase Plans (Continued)

completed this stock purchase plan, purchasing in the open market 520,034 shares at a total cost of $6,194,000, or approximately $11.91 per share.

On April 23, 2008, the Company announced that the Board of Directors authorized a third stock repurchase plan to acquire up to 985,603 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC. During the year ended June 30, 2008, the Company purchased in the open market 139,300 shares at a cost of $1,544,000, or approximately $11.09 per share.

During the years ended June 30, 2008 2007 and 2006, the federally chartered mutual holding company of the Company, Kearny MHC, waived its right, upon non-objection from the Office of Thrift Supervision, to receive cash dividends of $10,183,000, $10,183,000 and $12,220,000, respectively, declared by the Company during the year.

Note 4 - Securities Available for Sale

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value
	(In Thousands)

Mutual funds	$7,740	$—	$195	$7,545

Trust preferred securities:
Maturing after ten years	8,838	44	1,514	7,368

Government agencies:
Maturing after five but within ten years	387	—	2	385
After ten years	5,136	1	9	5,128

	5,523	1	11	5,513

Obligations of states and political subdivisions:
Maturing within one year	—	—	—	—
After one but within five years	1,303	—	9	1,294
After five but within ten years	14,384	5	352	14,037
After ten years	2,517	—	91	2,426

	18,204	5	452	17,757

	$40,305	$50	$2,172	$38,183

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale (Continued)

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value
	(In Thousands)

Mutual funds	$8,042	$—	$247	$7,795

Trust preferred securities:
Maturing after ten years	8,829	139	91	8,877

Government agencies:
Maturing after five but within ten years	925	14	4	935
After ten years	5,938	—	9	5,929

	6,863	14	13	6,864

Obligations of states and political subdivisions:
Maturing within one year	130	1	—	131
After one but within five years	4,338	3	39	4,302
After five but within ten years	51,602	41	1,201	50,442
After ten years	10,776	5	323	10,458

	66,846	50	1,563	65,333

	$90,580	$203	$1,914	$88,869

During the years ended June 30, 2008, 2007 and 2006, proceeds from sales of securities available for sale totaled $48,476,000, $131,383,000 and $256,956,000 and resulted in gross gains of $57,000, $1,342,000 and $8,844,000 and gross losses of $57,000, $1,287,000 and $7,821,000, respectively. At June 30, 2008, securities available for sale with a carrying value of $7,368,000 are callable within one year.

At June 30, 2008 and 2007, securities available for sale with carrying value of approximately $-0- and $306,000, respectively, were pledged to secure public funds on deposit.

At June 30, 2008 and 2007, all obligations of states and political subdivisions were guaranteed by insurance policies issued by various insurance companies.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale (Continued)

The age of unrealized losses and fair values of related securities available for sale at June 30, 2008 and 2007 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2008:
Mutual funds	$—	$—	$7,545	$195	$7,545	$195
Trust preferred securities	2,765	619	3,559	895	6,324	1,514
Government agencies	—	—	5,422	11	5,422	11
Obligations of states and political subdivisions	—	—	17,677	452	17,677	452

Total	$2,765	$619	$34,203	$1,553	$36,968	$2,172
June 30, 2007:
Mutual funds	$—	$—	$7,795	$247	$7,795	$247
Trust preferred securities	—	—	4,360	91	4,360	91
Government agencies	5,572	7	677	6	6,249	13
Obligations of states and political subdivisions	632	2	55,762	1,561	56,394	1,563

Total	$6,204	$9	$68,594	$1,905	$74,798	$1,914

As of June 30, 2008 and 2007, management has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuer of the securities. Additionally, we have the intent and ability to hold these investments for a time necessary to recover the amortized cost. As of June 30, 2008, there was one mutual fund, four trust preferred securities, seven government agencies and 43 obligations of states and political subdivisions in unrealized loss positions compared to one, two, seven and 157, respectively, in unrealized loss positions as of June 30, 2007.

During the years ended June 30, 2008, 2007 and 2006, there were pre-tax other-than-temporary impairment charges to operations of $659,000, $-0- and $-0-, respectively. The loss recorded in the current year was attributed to one mutual fund with a carrying value of $7,545,000, which experienced ongoing losses which were assessed by management to be other-than-temporary.

Due to a continuing decline in the net asset value of the aforementioned mutual fund, the Company decided in July 2008 to withdraw its investment in the fund by invoking a redemption-in-kind option after the fund’s manager instituted a temporary prohibition against cash redemptions. The shares redeemed for cash and the shares redeemed for the underlying securities were written down to fair value as of the trade date resulting in an additional pre-tax charge to operations of $415,000 during the quarter ending September 30, 2008.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable

	June 30,
	2008	2007
	(In Thousands)

Real estate mortgage	$866,267	$718,453

Commercial business	8,735	4,205

Consumer:
Home equity loans	123,978	113,624
Home equity lines of credit	11,478	12,748
Passbook or certificate	2,662	3,250
Other	1,332	1,391

	139,450	131,013

Construction	12,062	11,360

Total Loans	1,026,514	865,031

Unamortized premiums (discounts) on purchased loans	416	623
Deferred loan costs and fees, net	860	888

	$1,027,790	$866,542

At June 30, 2008 and 2007, real estate mortgage loans included $687,679,000 and $559,306,000, respectively, of loans secured by one-to-four-family residential properties.

The Bank has granted loans to officers and directors of the Company and its Subsidiaries and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. As of June 30, 2008 and 2007 such loans totaled approximately $4,700,000 and $4,405,000, respectively. During the year ended June 30, 2008, new loans to related parties totaled $1,437,000 and repayments totaled approximately $1,142,000.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable (Continued)

The activity in the allowance for loan losses is as follows:

	Years Ended June 30,
	2008	2007	2006
	(In Thousands)

Balance – beginning	$6,049	$5,451	$5,416
Provisions charged to operations	94	571	72
Loans charged off	(39)	—	(42)
Loans recovered	—	27	5

Balance – ending	$6,104	$6,049	$5,451

At June 30, 2008, 2007 and 2006, non-accrual loans for which the accrual of interest had been discontinued totaled approximately $1,573,000, $1,489,000 and $942,000, respectively. Had these loans been performing in accordance with their original terms, the interest income recognized for the years ended June 30, 2008, 2007 and 2006, would have been $105,000, $111,000, and $81,000, respectively. Interest income recognized on such loans was $47,000, $45,000, and $9,000, respectively.

At June 30, 2008, 2007 and 2006, impaired loans were $2,485,000, $-0- and $-0-, respectively, and the related allowance for loan losses totaled $1,163,000, $-0- and $-0-, respectively. Impaired loans which did not have a specific allocation of the allowance for loan losses totaled $596,000. During the years ended June 30, 2008, 2007 and 2006, the average balance of impaired loans was $2,519,000, $-0- and $-0-, respectively, and interest income recognized during the period of impairment totaled $117,000, $-0- and $-0-, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Mortgage-Backed Securities Available for Sale

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gains	Loses	Value
	(In Thousands)

Government National Mortgage Association	$21,246	$792	$108	$21,930
Federal Home Loan Mortgage Corporation	316,955	2,261	1,768	317,448
Federal National Mortgage Association	387,836	2,302	3,493	386,645

	$726,037	$5,355	$5,369	$726,023

	June 30, 2007

Government National Mortgage Association	$29,035	$673	$168	$29,540
Federal Home Loan Mortgage Corporation	257,443	385	5,331	252,497
Federal National Mortgage Association	368,645	597	7,500	361,742

	$655,123	$1,655	$12,999	$643,779

There were no sales of mortgage-backed securities available for sale during the years ended June 30, 2008, 2007 and 2006. At June 30, 2008 and 2007, mortgage-backed securities with carrying value of approximately $1,831,000 and $2,180,000, respectively, were pledged to secure public funds on deposit.

The age of unrealized losses and fair values of related mortgage-backed securities available for sale at June 30, 2008 and 2007 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

June 30, 2008	$82,426	$1,032	$222,169	$4,337	$304,595	$5,369

June 30, 2007	$84,931	$1,137	$402,167	$11,862	$487,098	$12,999

As of June 30, 2008 and 2007, management has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, we have the intent and ability to hold these investments for the time necessary to recover the amortized cost. As of June 30, 2008, there were 169 mortgage-backed securities in unrealized loss positions compared to 283 in unrealized loss positions as of June 30, 2007.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 - Premises and Equipment

	June 30,
	2008	2007
	(In Thousands)

Land	$8,964	$8,968
Buildings and improvements	30,247	30,164
Leasehold improvements	642	499
Furnishings and equipment	11,009	10,727
Construction in progress	1,261	379

	52,123	50,737
Less accumulated depreciation and amortization	17,173	15,368

	$34,950	$35,369

Land included properties held for future branch expansion totaling $2,419,000 at both years ended June 30, 2008 and 2007.

Note 8 - Interest Receivable

	June 30,
	2008	2007
	(In Thousands)

Loans	$4,594	$3,884
Mortgage-backed securities	4,070	3,315
Debt securities	285	829

	$8,949	$8,028

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 - Goodwill and Other Intangible Assets

		Core Deposit
	Goodwill	Intangibles
	(In Thousands)

Balance at June 30, 2005	$82,263	$1,564
Amortization	—	(636)

Balance at June 30, 2006	82,263	928
Amortization	—	(636)

Balance at June 30, 2007	82,263	292
Amortization	—	(241)

Balance at June 30, 2008	$82,263	$51

The gross carrying amount of core deposit intangibles was $5,987,000 at both June 30, 2008 and 2007, while accumulated amortization totaled $5,936,000 and $5,695,000 at June 30, 2008 and 2007, respectively. Amortization is expected to total $43,000 in the year ending June 30, 2009 and $8,000 in the year ending June 30, 2010. Core deposit intangibles are included in other assets in the consolidated statements of financial condition.

Note 10 - Deposits

	June 30,
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate
	(Dollars In Thousands)

Non-interest bearing demand	$53,349	—%	$56,339	—%
Interest-bearing demand	151,677	1.46	149,003	2.02
Savings and club	300,397	1.04	318,311	1.09
Certificates of deposit	873,609	3.99	888,060	4.55

	$1,379,032	2.91%	$1,411,713	3.32%

Certificates of deposit with balances of $100,000 or more at June 30, 2008 and 2007, totaled approximately $236,727,000 and $225,737,000, respectively. Generally, deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation. (Retirement accounts are generally insured up to $250,000 per plan participant.)

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 - Deposits (Continued)

A summary of certificates of deposit by maturity follows:

	June 30,
	2008	2007
	(In Thousands)
One year or less	$709,989	$743,656
After one to two years	102,303	102,245
After two to three years	28,086	25,103
After three to four years	10,480	5,880
After four to five years	22,747	11,082
After five years	4	94

	$873,609	$888,060

Interest expense on deposits consists of the following:

	Years Ended June 30,
	2008	2007	2006
	(In Thousands)
Demand	$2,714	$2,612	$931
Savings and clubs	3,272	3,740	5,065
Certificates of deposits	37,322	40,999	29,073

	$43,308	$47,351	$35,069

Note 11 - Advances from FHLB

Fixed rate advances from the Federal Home Loan Bank (“FHLB”) of New York mature as follows:

	June 30,
	2008		2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate
	(Dollars In Thousands)
Twelve months ending June 30:
2008	$—	—%	$10,488	5.61%
2009	8,000	5.47%	8,000	5.47%
2011	10,000	5.40%	10,000	5.40%
2018	200,000	3.79%	—	—%

	$218,000	3.93%	$28,488	5.50%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 - Advances from FHLB (Continued)

At June 30, 2008, of the $210,000,000 in advances due after one year, $200,000,000 are callable, $100,000,000 of which are callable within one year.

FHLB advances at June 30, 2008 and 2007 are collateralized by the FHLB capital stock owned by the Bank and mortgage-backed securities available for sale with carrying values totaling approximately $244,880,000 and $85,374,000, respectively.

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

The ESOP is accounted for in accordance with Statement of Position 93-6, “Accounting for Employee Stock Ownership Plans,” which was issued by the American Institute of Certified Public Accountants. Accordingly, ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, 12,123 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $1,733,000, $2,171,000 and $1,867,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Employee Stock Ownership Plan (Continued)

At June 30, 2008 and 2007, the ESOP shares were as follows:

	June 30,
	2008	2007
Allocated shares	390,736	253,356
Distribution of shares due to employee resignations/terminations	9,920	1,890
Shares committed to be released	84,264	84,198
Unearned shares	1,260,780	1,406,256
Total ESOP Shares	1,745,700	1,745,700
Fair value of unearned shares	$13,868,580	$18,956,331

Employee Stock Ownership Plan Benefit Equalization Plan (“ESOP BEP”)

The Bank has a non-qualified plan to compensate senior officers of the bank who participate in the Bank’s ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code. The ESOP BEP expense was approximately $48,000, $54,000 and $76,000 for the years ended June 30, 2008, 2007 and 2006, respectively. The liability totaled approximately $30,000 and $28,000 at June 30, 2008 and 2007, respectively.

Thrift Plan

The Bank sponsors the Employees’ Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees may elect to save up to 20% of their compensation. The Bank will contribute a matching contribution up to 3% of the employee annual compensation. The Plan expense amounted to approximately $324,000, $320,000, and $330,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

Retirement Plan

The Bank has a non-contributory multiple-employer pension plan covering all eligible employees. Significant actuarial assumptions include the projected unit credit cost valuation method and an annual investment rate of 7.75% for all three years ended June 30, 2008, 2007 and 2006, respectively. At the date of latest plan review, the net assets available for plan benefits exceeded the actuarial present value of accumulated plan benefits. Data for the actuarial present value of accumulated vested and non-vested benefits is not determinable for this multiple-employer retirement plan. During the years ended June 30, 2008, 2007 and 2006, total pension plan expense and contributions to the plan were approximately $650,000, $2,244,000, and $2,177,000, respectively.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Benefit Equalization Plan (“BEP”)

The Bank has an unfunded non-qualified plan to compensate senior officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the Internal Revenue Code. There were approximately $61,000, $61,000 and $59,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2008, 2007 and 2006, respectively. The valuation measurement date was June 30 for 2008 and 2007.

The following table sets forth the BEP’s funded status and components of net periodic pension cost:

	June 30,
	2008	2007
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation — beginning	$3,097	$2,888
Service cost	—	69
Interest cost	152	180
Amendments — Curtailment	(682)	—
Actuarial loss	54	21
Benefit payments	(61)	(61)

Benefit obligation — ending	$2,560	$3,097
Change in plan assets:
Fair value of assets — beginning	$—	$—
Settlements	(61)	(61)
Contributions	61	61

Fair value of assets — ending	$—	$—
Reconciliation of funded status:
Accumulated benefit obligation	$(2,560)	$(2,233)

Projected benefit obligation	$(2,560)	$(3,097)
Fair value of assets	—	—

Accrued pension cost included in other liabilities	$(2,560)	$(3,097)

Valuation assumptions:
Discount rate	6.75%	6.25%
Salary increase rate	N/A	5.50%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Benefit Equalization Plan (“BEP”) (Continued)

	Years Ended June 30,
	2008	2007	2006
	(Dollars in Thousands)
Net periodic pension expense:
Service cost	$—	$69	$59
Interest cost	152	180	176
Curtailment	(35)	—	—
Amortization of past service costs	—	(12)	(12)
Amortization of net actuarial loss	146	204	182

	$263	$441	$405

Valuation assumptions:
Discount rate	6.25%	6.25%	6.25%
Salary increase rate	N/A	5.50%	5.50%

It is estimated that contributions of approximately $114,000 will be made during the year ending June 30, 2009.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2009	$114
2010	137
2011	159
2012	256
2013	240
2014-2018	1,164

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

At June 30, 2008, unrecognized net loss of $536,000 was included in accumulated other comprehensive loss in accordance with SFAS No. 158. As required under SFAS No. 158, for the fiscal year ending June 30, 2009, $90,000 of recognized net loss is expected to be recognized as a component of net periodic pension cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Postretirement Welfare Plan

The Bank has a postretirement group term life insurance plan covering all eligible employees. The benefits are based on age and years of service. The plan is unfunded. During the years ended June 30, 2008, 2007 and 2006, contributions and benefits paid totaled $4,000, $4,000, and $5,000, respectively. The valuation measurement date was April 1 for 2008 and 2007. Beginning with the fiscal year ending June 30, 2009, the valuation measurement date will be June 30.

The following table sets forth the accrued accumulated postretirement benefit obligation and the net periodic postretirement benefit cost:

	June 30,
	2008	2007
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation - beginning	$535	$464
Service cost	24	31
Interest cost	34	28
Actuarial (gain) loss	(98)	16
Premiums/claims paid	(4)	(4)

Benefit obligation - ending	$491	$535

Change in plan assets:
Fair value of assets - beginning	$—	$—
Premiums/claims paid	(4)	(4)
Contributions	4	4

Fair value of assets - ending	$—	$—
Reconciliation of funded status:
Accumulated benefit obligation	$(491)	$(535)
Fair value of assets	—	—

Accrued postretirement benefit cost included
in other liabilities	$(491)	$(535)

Valuation assumptions:
Discount rate	7.00%	6.38%
Salary increase rate	4.25%	3.75%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Postretirement Welfare Plan (Continued)

	Years Ended June 30,
	2008	2007	2006
	(Dollars in Thousands)
Net periodic postretirement benefit cost:
Service cost	$24	$31	$25
Interest cost	34	28	25
Amortization of past service liability	10	10	10

	$68	$69	$60

Valuation assumptions:
Discount rate	6.38%	6.25%	5.63%
Salary increase rate	3.75%	3.25%	3.00%

It is estimated that contributions of approximately $26,000 will be made during the year ending June 30, 2009.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2009	$26
2010	32
2011	38
2012	42
2013	45
2014-2018	237

At June 30, 2008, unrecognized net gain of $120,000 and unrecognized past service cost of $34,000 were included in accumulated other comprehensive loss in accordance with SFAS No. 158. As required under SFAS No. 158, for the fiscal year ending June 30, 2009, $6,000 of unrecognized net gain and $10,000 of unrecognized past service cost is expected to be recognized as a component of net periodic pension cost.

Directors’ Consultation and Retirement Plan (“DCRP”)

The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director. During each of the years ended June 30, 2008, 2007 and 2006, contributions and benefits paid totaled $89,000. The valuation measurement date was April 1 for 2008 and 2007. Beginning with the fiscal year ending June 30, 2009, the valuation measurement date will be June 30.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Directors’ Consultation and Retirement Plan (“DCRP”) (Continued)

The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2008	2007
	(Dollars in Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,250	$2,253
Service cost	134	135
Interest cost	139	136
Actuarial gain	(133)	(185)
Annuity payments	(89)	(89)

Projected benefit obligation - ending	$2,301	$2,250

Change in plan assets:
Fair value of assets - beginning	$—	$—
Settlements	(89)	(89)
Contributions	89	89

Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Accumulated benefit obligation	$(1,913)	$(2,035)

Projected benefit obligation	$(2,301)	$(2,250)
Fair value of assets	—	—

Accrued cost included in other liabilities	$(2,301)	$(2,250)

Valuation assumptions:
Discount rate	7.00%	6.38%
Fee increase rate	4.25%	3.75%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Directors’ Consultation and Retirement Plan (“DCRP”) (Continued)

	Years Ended June 30,
	2008	2007	2006
	(Dollars in Thousands)
Net periodic plan cost:
Service cost	$134	$135	$128
Interest cost	139	138	116
Amortization of transition obligation	44	44	44
Amortization of past service liability	61	61	61

	$378	$378	$349

Valuation assumptions:
Discount rate	6.38%	6.25%	5.63%
Fee increase rate	3.75%	3.25%	3.00%

It is estimated that contributions of approximately $184,000 will be made during the year ending June 30, 2009.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2009	$184
2010	196
2011	207
2012	220
2013	199
2014-2018	1,044

At June 30, 2008, unrecognized transition obligation of $44,000, unrecognized net gain of $220,000 and unrecognized past service cost of $461,000 were included in accumulated other comprehensive loss in accordance with SFAS No. 158. As required under SFAS No. 158, for the fiscal year ending June 30, 2009, $44,000 of unrecognized transition obligation and $61,000 of unrecognized past service cost is expected to be recognized as a component of net periodic pension cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Stock Compensation Plans

The Company has two stock-related compensation plans: stock options and restricted stock awards. The plans authorized the award of up to 3,564,137 shares as stock option grants and 1,425,655 shares as restricted stock awards. At June 30, 2008, there were 319,897 shares remaining available for future option grants and 155,959 shares remaining available for future restricted stock awards under the plans.

Employee options and non-employee director options generally vest over a five-year service period. Management estimated the fair values relating to all of the fiscal 2006 option grants using the Black-Sholes option-pricing model. Since there is no historical information on the volatility of the Company’s stock, management based expectations about future volatility on the average volatilities of similar entities for an appropriate period following their initial public offering. Thus, calculations to determine the stock volatility of mutual holding companies converted since 1995, and a subset of the first group, all mutual holding companies that converted after 2000, were used to derive the one and three-year Beta for purposes of identifying a reasonable volatility factor. Management estimated the expected life of the options assuming that they must be no less than the vesting period, five years, and no greater than their contractual life, ten years, in conjunction with an evaluation of the grantees’ ages and lengths of service. The 10-year Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. Management recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. The weighted-average award date fair value of options granted during the year ended June 30, 2006 was $2.95. There were no options granted during the years ended June 30, 2008 and 2007.

Management used the following assumptions to estimate the fair values of options granted:

	Years Ended June 30,
	2008	2007	2006
Weighted average risk-free interest rate	—	—	4.53%
Expected dividend yield	—	—	1.62%
Weighted average volatility factor of the expected market
price of the Company’s common stock	—	—	18.00%
Weighted average expected life of the options	—	—	6.50 years

Restricted shares generally vest in full after five years. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted shares under the Company’s restricted stock plans. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period of five years. The weighted-average award date fair value of restricted stock awarded during the year ended June 30, 2006 was $12.34. There were no restricted stock awards during the years ended June 30, 2008 and 2007.

During the years ended June 30, 2008, 2007 and 2006, the Company recorded $4,992,000, $5,121,000 and $3,222,000, respectively of share-based compensation expense, comprised of stock option expense of $1,908,000, $1,942,000 and $1,211,000, respectively, and restricted stock expense of $3,084,000, $3,179,000 and $2,011,000, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Stock Compensation Plans (Continued)

During the years ended June 30, 2008, 2007 and 2006, the income tax benefit attributed to non-qualified stock options expense was approximately $521,000, $532,000 and $348,000, respectively, and attributed to restricted stock expense was approximately $1,232,000, $1,269,000 and $821,000, respectively.

The following is a summary of the Company’s stock option activity and related information for its option plans for the year ended June 30, 2008:

				Weighted
		Weighted		Average
		Average	Range	Remaining	Aggregate
		Exercise	of	Contractual	Intrinsic
	Options	Price	Prices	Term	Value
	(In Thousands)				(In Thousands)
Outstanding at June 30, 2007	3,249	$12.33	$11.55 - $12.71	8.4 years	$3,742
Exercised	(5)	$12.71			$3
Forfeited	(18)	$12.71

Outstanding at June 30, 2008	3,226	$12.33	$11.55 - $12.71	7.4 years	—

Exercisable at June 30, 2008	1,285	$12.32	$11.55 - $12.71	7.4 years	—

Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. As of June 30, 2008, the Company has 2,248,497 shares of treasury stock. During the year ended June 30, 2008, the Company received cash from exercised vested options totaling $64,000 and there was no tax benefit realized from exercised vested options. The aggregate intrinsic values of exercised vested options during the years ended June 30, 2008 and 2007 were $3,000 and $28,000, respectively. No options vested during the year ended June 30, 2006. Expected future compensation expense relating to the 1,940,544 unexercisable options outstanding as of June 30, 2008 is $4,559,000 over a weighted average period of 2.4 years.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefit Plans (Continued)

Stock Compensation Plans (Continued)

The following is a summary of the status of the Company’s non-vested restricted share awards as of June 30, 2008 and changes during the year ended June 30, 2008:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
	(In Thousands)
Non-vested at June 30, 2007	1,002	$12.31
Vested	(250)	$12.31

Non-vested at June 30, 2008	752	$12.31

During the years ended June 30, 2008 and 2007, the total fair value of vested restricted shares were $3,154,000 and $4,347,000, respectively. No restricted stock vested during the year ended June 30, 2006. Expected future compensation expense relating to the 751,618 non-vested restricted shares at June 30, 2008 is $7,369,000 over a weighted average period of 2.4 years.

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

In December 2006, the Bank received approval from the OTS for a $15,000,000 capital distribution to the Company. The cash dividend was paid in January 2007. In June 2007, the Bank applied to the OTS for approval to distribute an additional $19,000,000 to the Company. In August 2007, the Bank received approval from the OTS and the cash dividend was paid in November 2007. During the approval process, the OTS noted that future dividend requests will require closer OTS scrutiny due to the Bank’s compressed earnings.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Stockholders’ Equity and Regulatory Capital (Continued)

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted total assets (as defined). The following tables present a reconciliation of capital per GAAP and regulatory capital and information as to the Bank’s capital levels at the dates presented:

	June 30,
	2008	2007
	(In Thousands)
GAAP capital:
Consolidated capital	$471,371	$462,592
Less:Unconsolidated capital of the Company	(39,779)	(28,698)

Bank capital	431,592	433,894

Less: Unrealized loss on securities	1,282	8,111
Net benefit plan change per FASB Statement No. 158	442	1,093
Goodwill	(82,263)	(82,263)
Intangible assets	(51)	(292)

Add: Unrealized loss on equity securities	(117)	(149)

Core and tangible capital	350,885	360,394

Add: General valuation allowance for loan losses	4,941	6,049

Total Regulatory Capital	$355,826	$366,443

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Stockholders’ Equity and Regulatory Capital (Continued)

					To be Well Capitalized
					under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2008:
Total capital (to risk-weighted assets)	$355,826	38.43%	³$74,081	³ 8.00%	³$92,601	³10.00%
Tier 1 capital (to risk-weighted assets)	350,885	37.89	³ -	³ -	³ 55,561	³ 6.00
Core (Tier 1) capital (to adjusted
total assets	350,885	17.76	³ 79,012	³ 4.00	³ 98,765	³ 5.00
Tangible capital (to adjusted
total assets)	350,885	17.76	³ 29,629	³ 1.50	³ -	³ -

As of June 30, 2007:
Total capital (to risk-weighted assets)	$366,443	44.44%	³$65,962	³ 8.00%	³$82,453	³10.00%
Tier 1 capital (to risk-weighted assets)	360,394	43.71	³ -	³ -	³ 49,472	³ 6.00
Core (Tier 1) capital (to adjusted
total assets)	360,394	19.70	³ 73,164	³ 4.00	³ 91,455	³ 5.00
Tangible capital (to adjusted total assets)	360,394	19.70	³ 27,436	³ 1.50	³ -	³ -

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code (the “IRC”). Retained earnings at June 30, 2008, includes approximately $30.5 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided. If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are as follows:

	Years Ended June 30,
	2008	2007	2006
	(In Thousands)
Current tax expense:
Federal income	$2,948	$880	$2,061
State income	953	962	1,077

	3,901	1,842	3,138

Deferred tax (benefit):
Federal income	741	(1,410)	(756)
State income	(511)	(2,174)	(606)

	230	(3,584)	(1,362)

Valuation allowance	(2,180)	1,963	501

	$1,951	$221	$2,277

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Income Taxes (Continued)

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate of 34% to income before income taxes for the years ended June 30, 2008 and 2007 and 35% to the year ended June 30, 2006:

	Years Ended June 30,
	2008	2007	2006
	(In Thousands)

Federal income tax expense	$2,671	$733	$4,160
Increases (reductions) in income taxes resulting from:
Tax exempt interest	(310)	(1,384)	(2,401)
New Jersey state tax, net of federal income tax effect	1,108	(1,467)	131
ESOP market value adjustment	94	243	150
Qualified stock options compensation expense	204	208	126
Income from BOLI	(189)	(179)	(161)
Employee compensation	376	—	—
Other items, net	177	104	(229)

	4,131	(1,742)	1,776

Valuation allowance	(2,180)	1,963	501

Total income tax expense	$1,951	$221	$2,277

Effective income tax rate	24.84%	10.26%	19.16%

The effective income tax rate represents total income tax expense divided by income before income taxes.

At June 30, 2008, the Bank (on an unconsolidated basis) had a net operating loss carryforward of approximately $29,273,000 expiring in the years 2013 through 2015 for state income tax purposes.

During the year ended June 30, 2008, the Company reversed the valuation allowances for the state alternative minimum assessment and the benefit to be derived from utilization of the state net operating loss carryforward for the year ended June 30, 2006 and the benefit to be derived from utilization of the state net operating loss carryforward for the year ended June 30, 2007. With the dissolution of Kearny Federal Investment Corp. and the transfer of its assets to the Bank, the Bank is projected to have sufficient future taxable income to effectively utilize its state net operating loss carryforwards. Accordingly, the related deferred tax assets are now considered to be more likely than not to be realized.

During the year ended June 30, 2008, the Company established a valuation allowance for other-than-temporary impairment attributed to one mutual fund  for the year ended June 30, 2008, as this deferred tax asset is not more likely than not to be realized given that it is a capital loss.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Income Taxes (Continued)

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2008	2007
	(In Thousands)
Deferred income tax assets:
Unrealized loss on securities available for sale	$853	$4,944
Accumulated other comprehensive income - Defined benefit plans	294	727
Allowance for loan losses	2,438	2,416
Benefit plans	1,818	2,069
Compensation	143	230
Stock based compensation	2,591	1,625
Alternative minimum tax	997	945
Net operating loss carryforward	1,738	2,434
Other-than-temporary impairment	284	—
Other	95	71

	11,251	15,461

Valuation allowance	(284)	(2,464)

	10,967	12,997

Deferred income tax liabilities:
Depreciation	252	394
Goodwill	1,627	931
Other	60	70

	1,939	1,395

Net deferred income tax assets	$9,028	$11,602

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Commitments

The Bank has non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2008:

Years Ending June 30:	(In Thousands)
2009	$408
2010	492
2011	492
2012	289
2013	248
Thereafter	2,287
Total Minimum Payments Required	$4,216

The following schedule shows the composition of total rental expense for all operating leases:

	June 30,
	2008	2007	2006
	(In Thousands)
Minimum rentals	$466	$364	$353
Rental income	—	—	(40)

	$466	$364	$313

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

The outstanding loan commitments are as follows:

	June 30,
	2008	2007
	(In Thousands)
Mortgage loans	$30,940	$64,730
Home equity loans	4,732	6,145
Construction loans	3,459	10,132
Construction loans in process	9,078	5,076
Undisbursed funds from approved lines of credit	27,288	26,198
Commercial line of credit	225	70
	$75,722	$112,351

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Commitments (Continued)

At June 30, 2008, the outstanding mortgage loan commitments include $26,880,000 for fixed rate loans with interest rates ranging from 4.50% to 6.50% and $4,060,000 for adjustable rate loans with initial rates ranging from 5.25% to 6.00%. Home equity loan commitments include $4,672,000 for fixed rate loans with interest rates ranging from 5.625% to 6.00% and $60,000 for adjustable rate loans with an initial rate of 7.25%. Construction loan commitments are for loans with floating interest rates ranging from 1.25% below to 2.50% above the prime rate published in the Wall Street Journal. Undisbursed funds from approved lines of credit are adjustable rate loans with interest rates ranging from 1.25% below to 4.25% above the prime rate published in the Wall Street Journal.

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

The Bank has established an overnight line of credit and companion (DRA) commitment, each in the amount of $100,000,000, with the Federal Home Loan Bank of New York, which expire on July 31, 2008. As of June 30, 2008, no funds were drawn against these credit lines.

At June 30, 2008, the Bank has commitments for building improvements in the amount of $53,000. In addition, the Bank also has, in the normal course of business, commitments for servicers and supplies. Management does not anticipate losses on any of these transactions.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Fair Value of Financial Instruments (Continued)

The carrying amounts and estimated fair values of financial instruments are as follows:

	June 30,
	2008		2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$131,723	$131,723	$163,341	$163,341
Securities available for sale	38,183	38,183	88,869	88,869
Loans receivable	1,021,686	1,010,789	860,493	831,043
Mortgage-backed securities available for sale	726,023	726,023	643,779	643,779
Interest receivable	8,949	8,949	8,028	8,028

Financial liabilities:
Deposits (A)	1,379,032	1,383,721	1,411,713	1,410,586
Advances from FHLB	218,000	238,455	28,488	28,474
Interest payable on advances	1,070	1,070	150	150

(A) Includes accrued interest payable on deposits of $185 and $227, respectively.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Comprehensive Income

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	June 30,
	2008	2007
	(In Thousands)
Net unrealized loss on securities available for sale	$(2,136)	$(13,055)
Tax effect	853	4,944
Net of tax amount	(1,283)	(8,111)

Benefit plan adjustments	(735)	(1,820)
Tax effect	294	727
Net of tax amount	(441)	(1,093)

Accumulated other comprehensive loss	$(1,724)	$(9,204)

The components of other comprehensive income (loss) and related tax effects are presented in the following table:

	Years Ended June 30,
	2008	2007	2006
	(In Thousands)
Realized gain on securities available for sale:
Realized gain arising during the year	$—	$(55)	$(1,023)

Loss on impairment of securities available for sale:
Realized loss arising during the year	659	—	—

Unrealized holding gain (loss) on securities available for sale:
Unrealized gain (loss) arising during the year	10,260	11,438	(31,853)

Benefit plans:
Amortization of:
Unrecognized transition obligation	44	—	—
Unrecognized loss	146	—	—
Unrecognized past service cost	71	—	—
New gain during the year	177	—	—
Effects of curtailment	647	—	—

Net change in benefit plans accrued expense	1,085	—	—

Other comprehensive income (loss) before taxes	12,004	11,383	(32,876)
Tax effect	(4,524)	(3,609)	11,506

Other comprehensive income (loss)	$7,480	$7,774	$(21,370)

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 - Parent Only Financial Information

Kearny Financial Corp. operates its wholly owned subsidiaries, Kearny Financial Securities, Inc. and Kearny Federal Savings Bank and the Bank’s wholly-owned subsidiaries. The consolidated earnings of the subsidiaries are recognized by the Company using equity method of accounting. Accordingly, the consolidated earnings of the subsidiaries are recorded as increase in the Company’s investment in the subsidiaries. The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as June 30, 2008 and 2007, and for each of the years in the three-year period ended June 30, 2008.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2008	2007
	(In Thousands)
Assets
Cash and amounts due from depository institutions	$26,271	$9,534
ESOP loan receivable	13,797	14,994
Accrued interest receivable	—	69
Investment in subsidiaries	431,597	433,907
Due from subsidiaries	771	5,040
Other assets	247	301

	$472,683	$463,845
Liabilities and Stockholders’ Equity
Other liabilities	$1,312	$1,253
Stockholders’ equity	471,371	462,592

	$472,683	$463,845

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 - Parent Only Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME

	Years Ended June 30,
	2008	2007	2006
	(In Thousands)

Dividends from subsidiary	$19,000	$15,000	$—
Interest income	1,303	1,631	2,702
Loss on sale of real estate owned	—	—	(35)
Equity in undistributed earnings of subsidiaries	(13,408)	(13,525)	8,639

	6,895	3,106	11,306

Directors’ compensation	134	130	188
Other expenses	648	728	844

	782	858	1,032

Income before Income Taxes	6,113	2,248	10,274

Income tax expense	209	314	666

Net income	$5,904	$1,934	$9,608

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2008	2007	2006
	(In Thousands)
Cash Flows from Operating Activities
Net income	$5,904	$1,934	$9,608
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	13,408	13,525	(8,639)
Realized loss on sale of real estate owned	—	—	35
Decrease in accrued interest receivable	69	4	7
Decrease (increase) in intercompany accounts	7,354	377	(9)
Decrease (increase) in other assets	46	(76)	(84)
Increase (decrease) in other liabilities	92	(669)	919

Net Cash Provided by Operating Activities	26,873	15,095	1,837

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 - Parent Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended June 30,
	2008	2007	2006
	(In Thousands)
Cash Flows from Investing Activities
Proceeds from sale of real estate owned	$—	$—	$65
Repayment of loan to ESOP	1,197	802	1,402
Cash dividends paid on unallocated ESOP shares used to repay loan receivable from Bank	—	—	(326)
Capital contributions to subsidiaries	—	(10)	(50,015)

Net Cash Provided by (Used in) Investing Activities	1,197	792	(48,874)
Cash Flows from Financing Activities
Refund of common stock offering expense	—	—	3
Dividends paid to minority stockholders of Kearny Financial Corp.	(3,712)	(3,698)	(3,795)
Purchase of common stock of Kearny Financial Corp. for treasury	(7,738)	(24,573)	(2,268)
Treasury stock reissued	63	172	—
Dividends contributed for payment of ESOP loan	54	—	—
Purchase of common stock of Kearny Financial Corp. for restricted stock plan	—	(789)	(16,673)

Net Cash Used in Financing Activities	(11,333)	(28,888)	(22,733)

Net Increase (Decrease) in Cash and Cash Equivalents	16,737	(13,001)	(69,770)

Cash and Cash Equivalents - Beginning	9,534	22,535	92,305

Cash and Cash Equivalents - Ending	$26,271	$9,534	$22,535

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Net Income per Common Share (EPS)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Year Ended June 30, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)
Net income	$5,904

Basic earnings per share, income available to common
stockholders	$5,904	68,675	$0.09

Effect of dilutive securities:
Stock options	—	—
Restricted stock awards	—	114

Diluted earnings per share	$5,904	68,789	$0.09

	Year Ended June 30, 2007
Net income	$1,934

Basic earnings per share, income available to common
stockholders	$1,934	69,242	$0.03

Effect of dilutive securities:
Stock options	—	92
Restricted stock awards	—	247

Diluted earnings per share	$1,934	69,581	$0.03

	Year Ended June 30, 2006
Net income	$9,608

Basic earnings per share, income available to common
stockholders	$9,608	70,904	$0.14

Effect of dilutive securities:
Stock options	—	—
Restricted stock awards	—	78

Diluted earnings per share	$9,608	70,982	$0.14

During the years ended June 30, 2008, 2007 and 2006, the average number of options which were anti-dilutive totaled 3,227,388, 1,006,464 and 3,374,240, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 - Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2008 and 2007:

	Year Ended June 30, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In Thousands, Except Per Share Data)
Interest income	$23,413	$24,611	$24,554	$24,789
Interest expense	12,041	12,948	12,943	12,596

Net Interest Income	11,372	11,663	11,611	12,193

Provision for loan losses	94	—	—	—

Net Interest Income after Provision for Loan Losses	11,278	11,663	11,611	12,193

Non-interest income	712	669	670	(2)
Non-interest expenses	10,361	10,099	10,070	10,409

Income before Income Taxes	1,629	2,233	2,211	1,782

Income taxes	599	857	(462)	957

Net Income	$1,030	$1,376	$2,673	$825

Net income per common share:
Basic	$0.02	$0.02	$0.04	$0.01

Diluted	$0.02	$0.02	$0.04	$0.01

Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 - Quarterly Results of Operations (Unaudited) (Continued)

	Year Ended June 30, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In Thousands, Except Per Share Data)
Interest income	$23,284	$24,087	$24,158	$24,032
Interest expense	11,596	12,903	12,904	13,065

Net Interest Income	11,688	11,184	11,254	10,967

Provision for loan losses	158	119	101	193

Net Interest Income after Provision for Loan Losses	11,530	11,065	11,153	10,774

Non-interest income	568	772	483	666
Non-interest expenses	11,096	11,201	11,302	11,257

Income before Income Taxes	1,002	636	334	183

Income taxes	76	89	92	(36)

Net Income	$926	$547	$242	$219

Net income per common share:
Basic	$0.01	$0.01	$0.00	$0.00

Diluted	$0.01	$0.01	$0.00	$0.00

Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEARNY FINANCIAL CORP.
Dated: September 15, 2008		/s/ John N. Hopkins
	By:	John N. Hopkins President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on September 15, 2008 on behalf of the Registrant and in the capacities indicated.

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