Form 10-K/A
period 2008-06-30
Kearny Financial Corp.
filed 2008-09-17
CIK 1295664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment on Form 10-K/A is being filed solely to correct an error in the Edgar version of Exhibit 23.  There have been no other changes from the original filing.

* * * * *

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

(3)	The following exhibits are filed as part of this report:

3.1	Charter of Kearny Financial Corp.*
3.2	Bylaws of Kearny Financial Corp.**
4	Stock Certificate of Kearny Financial Corp*
10.1	Employment Agreement between Kearny Federal Savings Bank and John N. Hopkins **†
10.2	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler **†
10.3	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones **†
10.4	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood **†
10.5	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi **†
10.6	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce **†
10.7	Employment Agreement between Kearny Federal Savings Bank and Craig Montanaro **†
10.8	Employment Agreement between Kearny Financial Corp. and John N. Hopkins***†
10.9	Directors Consultation and Retirement Plan*†
10.10	Benefit Equalization Plan*†

10.11	Benefit Equalization Plan for Employee Stock Ownership Plan*†
10.12	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan ****†
10.13	Kearny Federal Savings Bank Director Life Insurance Agreement*****†
10.14	Kearny Federal Savings Bank Executive Life Insurance Agreement*****†
10.15	Kearny Financial Corp. Directors Incentive Compensation Plan******†
11	Statement regarding computation of earnings per share **
21	Subsidiaries of the Registrant **
23	Consent of Beard Miller Company LLP
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification

__________

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1

(File No. 333-118815).

**	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008 (File No. 000-51093)
***	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on June 19, 2008.
(File No. 000-51093).
****	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8
(File No. 333-130204)
*****	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005.
(File No. 000-51093).
******	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on December 9, 2005.
(File No. 000-51093).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEARNY FINANCIAL CORP.
Dated: September 17, 2008		/s/ John N. Hopkins
	By:	John N. Hopkins President and Chief Executive Officer (Duly Authorized Representative)