Form 10-Q
period 2008-09-30
Kearny Financial Corp.
filed 2008-11-10
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004-3510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	973-244-4500

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 3, 2008.

$0.10 par value common stock - 70,175,703 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at September 30, 2008 and June 30, 2008 (Unaudited)	1

Consolidated Statements of Income for the Three Months Ended
	September 30, 2008 and 2007 (Unaudited)	2-3

Consolidated Statements of Changes in Stockholders’ Equity for the Three
	Months Ended September 30, 2008 and 2007 (Unaudited)	4-6

Consolidated Statements of Cash Flows for the Three
	Months Ended September 30, 2008 and 2007 (Unaudited)	7-8

	Notes to Consolidated Financial Statements	9 -16

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	17 - 29

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	30 - 32

Item 4:	Controls and Procedures	33

PART II - OTHER INFORMATION		34 - 36

SIGNATURES		37

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	September 30,	June 30,
	2008	2008
Assets

Cash and amounts due from depository institutions	$18,707	$19,864
Interest-bearing deposits in other banks	60,117	111,859

Cash and Cash Equivalents	78,824	131,723

Securities available for sale (amortized cost $32,326 and $40,305)	30,278	38,183
Loans receivable, including net deferred loan costs of $1,388 and $1,276	1,081,749	1,027,790
Less allowance for loan losses	(6,122)	(6,104)

Net Loans Receivable	1,075,627	1,021,686

Mortgage-backed securities available for sale (amortized cost $699,921 and $726,037)	702,561	726,023
Mortgage-backed securities held to maturity (estimated fair value $5,249)	5,840	—
Premises and equipment	35,079	34,950
Federal Home Loan Bank of New York (“FHLB”) stock	13,076	13,076
Interest receivable	9,040	8,949
Goodwill	82,263	82,263
Bank owned life insurance	15,854	15,709
Deferred income tax assets, net	8,224	9,028
Other assets	1,042	1,449

Total Assets	$2,057,708	$2,083,039

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$50,697	53,349
Interest-bearing	1,298,345	1,325,683

Total Deposits	1,349,042	1,379,032

Advances from FHLB	218,000	218,000
Advance payments by borrowers for taxes	5,885	5,849
Other liabilities	10,183	8,787

Total Liabilities	1,583,110	1,611,668

Stockholders’ Equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares issued; 70,440,903 and 70,489,003 shares outstanding, respectively	7,274	7,274
Paid-in capital	204,646	203,266
Retained earnings	307,468	307,186
Unearned Employee Stock Ownership Plan shares; 1,224,414 shares and 1,260,783 shares, respectively	(12,244)	(12,608)
Treasury stock, at cost; 2,296,597 shares and 2,248,497 shares, respectively	(32,565)	(32,023)
Accumulated other comprehensive income (loss)	19	(1,724)

Total Stockholders’ Equity	474,598	471,371

Total Liabilities and Stockholders’ Equity	$2,057,708	$2,083,039

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Interest Income:
Loans	$15,102	$13,171
Mortgage-backed securities	9,124	8,203
Securities:
Taxable	126	352
Tax-exempt	159	549
Other interest-earning assets	649	1,138

Total Interest Income	25,160	23,413

Interest Expense:
Deposits	9,730	11,250
Borrowings	2,187	791

Total Interest Expense	11,917	12,041

Net Interest Income	13,243	11,372

Provision for Loan Losses	—	94

Net Interest Income after Provision for Loan Losses	13,243	11,278

Non-Interest Income:
Fees and service charges	428	335
Gain (loss) on sale of securities available for sale	(415)	7
Miscellaneous	295	370

Total Non-Interest Income	308	712

Non-interest expenses:
Salaries and employee benefits	6,414	6,323
Net occupancy expense of premises	1,003	890
Equipment	1,071	1,036
Advertising	298	251
Federal insurance premium	150	141
Amortization of intangible assets	11	159
Directors’ compensation	556	560
Miscellaneous	1,115	1,001

Total Non-Interest Expenses	10,618	10,361

Income Before Income Taxes	2,933	1,629
Income Taxes	1,197	599

Net Income	$1,736	$1,030

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Net Income per Common
Share (EPS):
Basic	$0.03	$0.01
Diluted	0.03	0.01

Weighted Average Number of Common Shares Outstanding:
Basic	68,454	68,718
Diluted	68,686	68,933

Dividends Declared Per Common Share	$0.05	$0.05

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2007

(In Thousands, Except Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	(Loss)	Total

Balance - June 30, 2007	71,143	$7,274	$197,976	$304,970	$(14,063)	$(24,361)	$(9,204)	$462,592
Comprehensive income:
Net income	—	—	—	1,030	—	—	—	1,030
Realized gain on securities available for sale, net of income tax of expense of $3	—	—	—	—	—	—	(4)	(4)
Unrealized gain on securities available for sale, net of deferred income tax expense of $2,948	—	—	—	—	—	—	4,769	4,769
Benefit plans, net of deferred income expense tax of $263	—	—	—	—	—	—	395	395
Total Comprehensive income								6,190
ESOP shares committed to be released (36 shares)	—	—	104	—	364	—	—	468
Dividends contributed for payment of ESOP loan	—	—	12	—	—	—	—	12
Stock option expense	—	—	477	—	—	—	—	477
Treasury stock purchases	(34)	—	—	—	—	(469)	—	(469)
Treasury stock reissued	5	—	(13)	—	—	76	—	63
Restricted stock plan shares earned (63 shares)	—	—	771	—	—	—	—	771
Tax effect from stock based compensation	—	—	8	—	—	—	—	8
Cash dividends declared ($0.05/public share)	—	—	—	(934)	—	—	—	(934)
Balance - September 30, 2007	71,114	$7,274	$199,335	$305,066	$(13,699)	$(24,754)	$(4,044)	$469,178

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2008

(In Thousands, Except Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income (Loss)	Total

Balance - June 30, 2008	70,489	$7,274	$203,266	$307,186	$(12,608)	$(32,023)	$(1,724)	$471,371
Comprehensive income:
Net income	—	—	—	1,736	—	—	—	1,736
Realized gain on securities available for sale, net of income tax benefit of $170	—	—	—	—	—	—	245	245
Unrealized gain on securities available for sale, net of deferred income tax expense of $925	—	—	—	—	—	—	1,387	1,387
Benefit plans, net of deferred income expense tax of $66	—	—	—	—	—	—	95	95
Total Comprehensive income								3,463
Adjustment to apply FASB Statement No. 158 measurement date provisions, net of income tax benefit of $34	—	—	—	(66)	—	—	16	(50)
Cumulative-effect adjustment to initially apply EITF Issue No. 06-4	—	—	—	(480)	—	—	—	(480)
ESOP shares committed to be released (36 shares)	—	—	98	—	364	—	—	462
Dividends contributed for payment of ESOP loan	—	—	19	—	—	—	—	19
Stock option expense	—	—	476	—	—	—	—	476
Treasury stock purchases	(48)	—	—	—	—	(542)	—	(542)
Restricted stock plan shares earned (63 shares)	—	—	772	—	—	—	—	772

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2008

(In Thousands, Except Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income (Loss)	Total

Tax effect from stock based compensation	—	—	15	—	—	—	—	15
Cash dividends declared ($0.05/public share)	—	—	—	(908)	—	—	—	(908)
Balance - September 30, 2008	70,441	$7,274	$204,646	$307,468	$(12,244)	$(32,565)	$19	$474,598

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Cash Flows from Operating Activities:
Net income	$1,736	$1,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	456	469
Net amortization of premiums, discounts and loan fees and costs	179	182
Deferred income taxes	(323)	(606)
Amortization of intangible assets	11	159
Amortization of benefit plans’ unrecognized net loss, net of gain from curtailment	49	29
Provision for loan losses	—	94
Realized loss (gain) on sales of securities available for sale	415	(7)
Increase in cash surrender value of bank owned life insurance	(145)	(135)
ESOP, stock option plan and restricted stock plan expenses	1,710	1,716
Increase in interest receivable	(91)	(340)
Decrease in other assets	396	679
Increase in interest payable	7	306
Increase in other liabilities	935	779

Net Cash Provided by Operating Activities	5,335	4,355

Cash Flows from Investing Activities:
Purchases of securities available for sale	—	(104)
Proceeds from sale of securities available for sale	7,325	43,241
Proceeds from repayments of securities available for sale	238	249
Purchase of loans	(27,032)	(26,562)
Net increase in loans receivable	(26,966)	(43,326)
Purchases of mortgage-backed securities available for sale	(11,808)	(63,747)
Purchases of mortgage-backed securities held to maturity	(5,972)	—
Principal repayments on mortgage-backed securities available for sale	37,781	34,811
Principal repayments on mortgage-backed securities held to maturity	153
Additions to premises and equipment	(585)	(59)
Purchase of FHLB stock	—	(4,500)
Redemption of FHLB stock	—	7

Net Cash Used in Investing Activities	$(26,866)	$(59,990)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Cash Flows from Financing Activities:
Net decrease in deposits	$(29,984)	$(73,360)
Repayment of long-term FHLB advances	—	(160)
Long-term FHLB advances	—	100,000
Increase (decrease) in advance payments by borrowers for taxes	36	(304)
Dividends paid to minority stockholders of Kearny Financial Corp.	(912)	(934)
Purchase of common stock of Kearny Financial Corp. for treasury	(542)	(469)
Treasury stock reissued	—	63
Dividends contributed for payment of ESOP loan	19	12
Tax benefit from stock based compensation	15	8

Net Cash (Used in) Provided by Financing Activities	(31,368)	24,856

Net Decrease in Cash and Cash Equivalents	(52,899)	(30,779)

Cash and Cash Equivalents – Beginning	131,723	163,341

Cash and Cash Equivalents – Ending	$78,824	$132,562

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$531	$—

Interest	$11,910	$11,735

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statements of financial condition for June 30, 2008 was derived from the Company’s annual report on Form 10-K. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity and cash flows should be read in conjunction with the 2008 consolidated financial statements, including the notes thereto included in the Company’s annual report on Form 10-K.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share computations:

	Three Months Ended
	September 30, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)

Net income	$1,736
Basic earnings per share,
income available to
common stockholders	$1,736	68,454	$0.03
Effect of dilutive securities:
Stock options	—	40
Restricted stock awards	—	192

	$1,736	68,686	$0.03

	Three Months Ended
	September 30, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)

Net income	$1,030
Basic earnings per share,
income available to
common stockholders	$1,030	68,718	$0.01
Effect of dilutive securities:
Stock options	—	13
Restricted stock awards	—	202

	$1,030	68,933	$0.01

4. DIVIDEND WAIVER

During the quarter ended September 30, 2008, Kearny MHC, the federally chartered mutual holding company of the Company waived its right, in accordance with the non-objection previously granted by the Office of Thrift Supervision, to receive cash dividends of approximately $2.5 million declared on the shares of Company common stock it owns.

5. STOCK REPURCHASE PLANS

On April 23, 2008 the Company announced that the Board of Directors authorized a third stock repurchase plan to acquire up to 985,603 shares or 5% of the Company’s currently outstanding common stock held by persons other than Kearny MHC. During the quarter ended September 30, 2008, the Company purchased in the open market 48,100 shares at a cost of $542,000, or approximately $11.27 per share. Through September 30, 2008, the Company purchased in the open market 187,400 shares at a cost of $2.1 million, or approximately $11.13 per share.

6. BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months
	Ended September 30,
	2008	2007
	(In Thousands)

Service cost	$37	$40
Interest cost	88	81
Curtailment (Gain)	—	(35)
Amortization of unrecognized transition
obligation	11	11
Amortization of unrecognized past service
liability	17	18
Amortization of unrecognized net actuarial
loss	21	36

Net periodic benefit expense	$174	$151

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

Effective July 1, 2008, the Company adopted the measurement date provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 158, which requires the date at which the benefit obligation and plan assets are measured to be the Company’s fiscal year end. The adjustment to initially apply SFAS No. 158 resulted in an after-tax reduction of retained earnings and increase to other comprehensive income of approximately $66,000 and $16,000, respectively.

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Company adopted EITF 06-4 on July 1, 2008, and recorded a cumulative effect adjustment of $480,000 as a reduction of retained earnings effective July 1, 2008. Total compensation expense for the year ending June 30, 2009, is projected to increase by approximately $33,000 as a result of the adoption of EITF 06-4.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:

Observable inputs other than Level 1 prices, such as quoted for similar assets or liabilities; quoted prices in markets that are not active; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In addition, SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.

Those assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2008, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
	(In Thousands)
Securities available for
sale	$-	$29,233	$1,045	$30,278
Mortgage-backed
securities available
for sale	-	702,561	-	702,561

The fair values of securities available for sale is primarily determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The Company holds a trust preferred security with a par value of $1.0 million issued by a southeastern community bank, whose fair value has been determined by using Level 3 inputs. It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028. Generally management has been unable to obtain a market quote due to a lack of trading activity for this security; therefore, it has been valued using its call price, which is on a sliding scale adjusting lower each June 15th until 2018 when the call price settles at 100% of par. The aforementioned security was most recently re-priced as of June 15, 2008. Accordingly, there has been no activity in the balance of Level 3 securities during the quarter ended September 30, 2008.

Those assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2008, Using
Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2008
(In Thousands)
Impaired loans	$-	$-	$906	$906

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Market value is measured based on the value of the collateral securing the loan and is classified at a Level 3 in the fair value hierarchy. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” with the fair value estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Impaired loans valued using Level 3 inputs had principal balances totaling $1.9 million and $2.1 million at June 30 and September 30, 2008, respectively, with valuation allowances of $1.2 million at both dates. During the quarter ended September 30, 2008, one loan of $180,000 was added and principal payments totaling $6,000 were received.

8. NEW ACCOUNTING PRONOUNCEMENTS

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

In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. EITF 06-10 is effective for our Company July 1,

2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2007, the EITF reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. EITF 06-11 is effective for our Company July 1, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company expects that FAS 140-3 will not have an impact on its consolidated financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company expects that FSP 133-1 and FIN 45-4 will not have an impact on its consolidated financial statements.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company expects that EITF 08-5 will not have an impact on its consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3,“Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the quarter ended September 30, 2008.

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

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of Act (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”). Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP, EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250 billion in troubled assets immediately and up to $350 billion upon certification by the President that such authority is needed. The Secretary’s authority will be increased to $700 billion if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue warrants for common or preferred stock or senior debt to the Secretary. If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than

$300 million in assets under TARP auctions will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the Federal Deposit Insurance Corporation’s (the “FDIC”) ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying a Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

The Company is currently evaluating TARP and has not determined whether it will participate.

Comparison of Financial Condition at September 30, 2008 and June 30, 2008

Total assets decreased $25.3 million or 1.2%, to $2.06 billion at September 30, 2008 from $2.08 billion at June 30, 2008. The decrease in total assets was due primarily to decreases in cash and cash equivalents, non-mortgage-backed securities and mortgage-backed securities, partially offset by an increase in net loans receivable.

Cash and cash equivalents, consisting primarily of interest-bearing deposits in other banks decreased $52.9 million or 40.2%, to $78.8 million at September 30, 2008 from $131.7 million at June 30, 2008. For the most part, cash and cash equivalents were redeployed into loan originations and loan purchases. With the federal funds rate pegged at 2.00%, management chose not to accumulate excess liquidity during the quarter. At September 30, 2008, the Company had $18.3 million on deposit with a money center bank, reduced from $52.0 million at June 30, 2008, and $41.8 million on deposit with the Federal Home Loan Bank (“FHLB”) of New York. Management routinely transfers funds between the two depository institutions to maximize the return on the funds, with one pricing off of 30-day Libor and the other off of the federal funds rate.

Non-mortgage-backed securities, all of which are classified as available for sale, decreased $7.9 million or 20.7%, to $30.3 million at September 30, 2008 compared to $38.2 million at June 30, 2008. The decrease resulted primarily from the redemption-in-kind of the AMF Ultra Short Mortgage Fund as well as principal repayments partially offset by a small increase in the fair value of the portfolio. The shares of the mutual fund redeemed for the underlying securities were written down to fair value as of the trade date resulting in a pre-tax charge to earnings of $415,000 compared to an other-than-temporary impairment pre-tax charge of $659,000 recorded during the linked quarter for the same mutual fund. Following the redemption-in-kind, the underlying securities were reclassified as mortgage-backed securities held to maturity. At September 30, 2008, the remainder of the non-mortgage-backed securities portfolio consisted of $5.3 million of Small Business Loan (“SBA”) pass-through certificates, $17.5 million of municipal bonds and $7.5 million of single issuer trust preferred securities.

Loans receivable, net of deferred fees and costs and the allowance for loan losses, increased $53.9 million or 5.3% to $1.08 billion at September 30, 2008 from $1.02 billion at June 30, 2008. During the current quarter, loan originations and loan purchases totaled $65.0 million and $27.0 million, respectively, compared to $64.5 million and $51.9 million, respectively, during the linked quarter. The loans purchased during the quarter were all one-to-four family first mortgages. There was a net increase in virtually all loan categories quarter-over-quarter. Loan growth was concentrated in the residential mortgage category, with one-to-four family first mortgages increasing $44.9 million between June 30 and September 30, 2008 to $732.5 million. During the quarter ended September 30, 2008, home equity loans increased $2.1 million to $126.1 million while unused home equity lines of credit and lines outstanding, decreased $109,000 to $24.5 million and $59,000 to $11.4 million, respectively, the only categories that experienced a quarter-over-quarter decrease. Between June 30 and September 30, 2008, nonresidential mortgages, multi-family mortgages and commercial business loans increased $984,000 to $158.4 million, $2.5 million to $23.7 million, and $1.7 million to $10.4 million, respectively. Recently, the sluggish economy has curtailed demand for higher yielding nonresidential mortgages. During the quarter ended September 30, 2008, construction loans increased $2.0 million to $23.1 million while construction loans outstanding increased $1.4 million to $13.5 million and miscellaneous loan types increased $283,000 to

$4.3 million. During the quarter, loan originations exceeded principal repayments by approximately $26.8 million.

Mortgage-backed securities available for sale, all of which are government agency pass-through certificates, decreased $23.4 million or 3.2%, to $702.6 million at September 30, 2008 compared to $726.0 million at June 30, 2008. The decrease resulted from principal repayments and maturities partially offset by a $2.6 million increase in the fair value of the portfolio and purchases of $11.8 million, which were 30-year fixed-rate Community Reinvestment Act (“CRA”) eligible issues used to meet CRA investment requirements. Generally, cash flows from principal and interest payments were used to fund loan originations and loan purchases during the quarter. Due to a continuing decline in the net asset value of the AMF Ultra Short Mortgage Fund, the Company decided in July 2008 to withdraw its investment in the fund by invoking a redemption-in-kind option after the fund’s manager instituted a temporary prohibition against cash redemptions. As a result of the redemption-in-kind, the Bank received its pro-rata share of cash assets and the mortgage-backed securities in the fund, which totaled approximately $1.2 million and $6.8 million in par value, respectively. Most of the mortgage-backed securities are private label collateralized mortgage obligations. Upon redemption, this portfolio was written down to fair value and classified as held-to-maturity. At September 30, 2008, mortgage-backed securities held to maturity totaled $5.8 million.

FHLB of New York capital stock was unchanged at $13.1 million at June 30 and September 30, 2008. The FHLB paid annualized cash dividends for the quarters ended June 30 and September 30, 2008 of 6.50% and 3.50%, respectively. Premises and equipment increased $129,000 to $35.1 million, due primarily to renovations in the Fairfield administrative building to accommodate the relocation of the Company’s commercial lending department from the Bank’s retail branch building in Wood-Ridge, New Jersey. Bank owned life insurance increased $145,000, to $15.9 million at September 30, 2008 compared to $15.7 million at June 30, 2008, due to an increase in the cash surrender value of the underlying insurance policies. Deferred tax assets decreased $804,000 or 8.9%, to $8.2 million primarily due to decreased deferred tax assets related to unrealized losses on securities.

Deposits decreased $30.0 million or 2.2%, to $1.35 billion at September 30, 2008, from $1.38 billion at June 30, 2008. During the quarter ended September 30, 2008, interest-bearing demand deposits increased $2.5 million to $154.1 million while the other deposit types experienced decreases. Savings deposits decreased $9.6 million to $290.8 million, certificates of deposit decreased $20.2 million to $853.4 million and non-interest-bearing demand deposits decreased $2.7 million to $50.7 million. The Bank priced deposit interest rates at levels management considered to be reasonably competitive in the marketplace. Management determined that there was no need to increase interest rates to attract deposits during the quarter due to the combination of adequate cash flows from investing activities to fund loan demand as well as low returns on cash and cash equivalents. Management attributed the decrease in deposits to several factors. Deposit pricing in the marketplace was reasonably disciplined, but there continued to be fierce competition for certificates of deposit and interest-bearing demand deposits emanating from those financial institutions receiving negative publicity due to asset quality problems. Also contributing to the competition for deposits, some financial institutions were attempting to lock in depositors at current interest rates for longer terms as a hedge against future increases in the federal funds rate and, notwithstanding the FDIC’s increase in insurance of deposit accounts, some depositors spread funds to other financial institutions to reduce their risk of loss on uninsured deposits following the collapse of several major banks during the quarter. The Bank will be closing its retail branch in Franklin Lakes, New Jersey in October 2008 and consolidating the deposits into its nearby retail branch in Wyckoff, New Jersey. The Bank also announced that it will close its Irvington, New Jersey retail branch and sell the deposits to Investors Savings Bank in December 2008, then subsequently sell the branch property as part of an urban renewal project during 2009. During the quarter, to develop new depositor relationships and build on the success of Star Banking, the Bank introduced its Generations Gold product, a checking program designed to offer discounts on various products and services that customers use every day.

FHLB advances were unchanged from the linked quarter at $218.0 million as of September 30, 2008. Given adequate liquidity, there was no reason to borrow during the quarter but additional borrowings are an option available to management if funding needs change or to either lengthen liabilities or to implement a wholesale leverage strategy.

During the quarter ended September 30, 2008, stockholders’ equity increased $3.2 million or 0.7%, to $474.6 million from $471.4 million at June 30, 2008. The increase was primarily the result of a $1.7 million increase in accumulated other comprehensive income, net of income taxes, mostly a result of mark-to-market adjustments to the available for sale non-mortgage-backed securities and mortgage-backed securities portfolios and net income during the quarter of $1.7 million. Also contributing to the increase was the release of $462,000 of Employee Stock Ownership Plan (“ESOP”) shares and $772,000 of restricted stock plan shares and an adjustment to equity of $476,000 for expensing stock options. Partially offsetting these increases were adjustments to initially apply two new accounting pronouncements (both related to benefit plans), which resulted in a net decrease in stockholders’ equity of $530,000, a $542,000 increase in treasury stock due to the purchase of 48,100 shares of the Company’s common stock and a $908,000 cash dividend declared for payment to minority shareholders. The Company declared a dividend of $0.05 per share for the quarter ended September 30, 2008, the payment of which was waived by Kearny MHC.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

General. Net income for the quarter ended September 30, 2008 was $1.7 million or $0.03 per diluted share, an increase of $706,000 or 68.5%, from $1.0 million or $0.01 per diluted share for the quarter ended September 30, 2007. The increase in net income year-over-year resulted primarily from an increase in net interest income as well as a decrease in the provision for loan losses, partially offset by increases in loss on sale of securities, non-interest expense and income taxes.

Net Interest Income. Net interest income for the quarter ended September 30, 2008 was $13.2 million, an increase of $1.8 million or 15.8%, compared to $11.4 million for the quarter ended September 30, 2007. Net interest income increased year-over-year due to an increase in the Company’s net interest rate spread and increased average balances, partially offset by a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities.

The Company’s net interest rate spread increased 29 basis points to 2.12% during the quarter ended September 30, 2008 from 1.83% during the quarter ended September 30, 2007. The 325 basis point reduction in the federal funds rate between September 2007 and May 2008 had a significant effect on the Company’s cost of funds and return on earning assets. Since the Company was liability sensitive between the comparative periods, its cost of funds declined faster than the decline in the yield on earning assets with the yield on average interest-earning assets decreasing ten basis points to 5.24% while the cost of average interest-bearing liabilities decreased 39 basis points to 3.12%. Year-over-year, the Company’s average cost of funds decreased due to decreases in both the cost of average deposits and the cost of average borrowed money. During the same period, the Company’s average return on earning assets decreased due to decreases in the yields on average loans receivable, non-mortgage-backed securities and other interest-earning assets, partially offset by an increase in the yield on average mortgage-backed securities. Since the end of the quarter, the Federal Open Market Committee has cut the federal funds rate by an additional 100 basis points. The Company anticipates that this reduction will further reduce its cost of funds to the extent maturing certificates of deposit re-price lower.

The Company’s net interest margin increased 16 basis points to 2.76% during the quarter ended September 30, 2008, compared to 2.60% during the quarter ended September 30, 2007. Average interest-

earning assets during the quarter ended September 30, 2008 were $1.92 billion, an increase of $166.9 million compared to $1.75 billion during the quarter ended September 30, 2007. Year-over-year, the increase in average interest-earnings assets resulted from increases in average loans receivable, mortgage-backed securities and other interest-bearing assets, partially offset by a decrease in non-mortgage-backed securities. Average interest-bearing liabilities during the quarter ended September 30, 2008 were $1.53 billion, an increase of $158.3 million compared to $1.37 billion during the quarter ended September 30, 2007. Year-over-year, there was a significant increase in average borrowings and a nominal increase in average interest-bearing deposits. The ratio of average interest-earning assets to average interest-bearing liabilities was 125.6% during the quarter ended September 30, 2008, compared to 127.9% during the quarter ended September 30, 2007.

Interest Income. Total interest income increased $1.8 million or 7.7%, to $25.2 million during the quarter ended September 30, 2008, from $23.4 million during the quarter ended September 30, 2007. The increase in interest income resulted from increases in interest on loans receivable and mortgage-backed securities, partially offset by decreases in interest from non-mortgage-backed securities and other interest-earning assets.

Interest income from loans receivable increased $1.9 million or 14.4%, to $15.1 million during the quarter ended September 30, 2008, from $13.2 million during the quarter ended September 30, 2007 due to growth in the portfolio, partially offset by a decrease in average yield. In keeping with the Company’s business plan, the loan portfolio continues to generate an increasing proportion of the Company’s interest income. Average loans receivable increased $144.1 million to $1.05 billion or 54.7% of average earning assets during the quarter ended September 30, 2008, compared to $906.6 million or 51.7% of average earnings assets during the quarter ended September 30, 2007. The decline in short-term interest rates since September 2007 contributed to a decrease in the average yield on loans receivable, which decreased six basis points to 5.75% during the quarter ended September 30, 2008, compared to 5.81% during the quarter ended September 30, 2007. Also contributing to the decrease in the loan portfolio’s yield year-over-year was the increase in average one-to-four family mortgages relative to higher yielding nonresidential mortgages. During the quarter ended September 30, 2007, one-to-four family mortgages and nonresidential mortgages represented 64.5% and 18.9% of average loans receivable, respectively. By the quarter ending September 30, 2008, the ratios had adjusted to 67.2% and 17.1%, respectively.

Interest income from mortgage-backed securities increased $921,000 or 11.2%, to $9.1 million during the quarter ended September 30, 2008, compared to $8.2 million during the quarter ended September 30, 2007 due to an increase in average mortgage-backed securities and an increase in the average yield. Average mortgage-backed securities increased $49.1 million to $718.9 million during the quarter ended September 30, 2008, compared to $669.8 million during the quarter ended September 30, 2007. To the extent that the Bank did not need the funds for loan originations, management reinvested cash flows from principal and interest payments back into additional mortgage-backed securities, which contributed to the increase in the average balance year-over-year. Also contributing to the increase was the addition of the mortgage-backed securities from the AMF Ultra Short Mortgage Fund during the current quarter. The average yield on mortgage-backed securities increased 18 basis points to 5.08% during the quarter ended September 30, 2008, from 4.90% during the quarter ended September 30, 2007. For the most part, rate adjustments on pass-through certificates containing adjustable-rate mortgages and the addition of the mortgage-backed securities from the AMF Ultra Short Mortgage Fund were responsible for the increase in yield.

Interest income from non-mortgage-backed securities decreased $616,000 or 68.4%, to $285,000 during the quarter ended September 30, 2008, from $901,000 during the quarter ended September 30, 2007 due to a decrease in average securities as well as a decrease in average yield. Average securities ecreased $44.4 million to $39.6 million during the quarter ended September 30, 2008, compared to $84.0 million during the quarter ended September 30, 2007. The decrease in the average balance was due primarily to the sales of municipal bonds between the comparative periods as well as the redemption-in-kind of the AMF Ultra Short Mortgage Fund, which resulted in the transfer of underlying mortgage-backed instruments to mortgage-backed securities during the current quarter. The average yield on securities slipped 141 basis points from 4.29% for the quarter ended September 30, 2007, to 2.88% for the quarter ended September 30, 2008. Contributing to the decrease in average yield were falling interest rates on pass-through certificates containing SBA variable-rate loans and variable-rate trust preferred securities beginning during the quarter ended December 31, 2007 as well as the redemption-in-kind of the AMF Ultra Short Mortgage Fund.

Interest income from other interest-earning assets decreased $489,000 or 43.0%, to $649,000 during the quarter ended September 30, 2008, from $1.1 million during the quarter ended September 30, 2007. The decrease was due to a decrease in average yield; partially offset by an increase in average other interest-bearing assets, primarily interest-earning deposits. There was a $18.0 million increase in average other interest-earning assets to $110.0 million during the quarter ended September 30, 2008, from $92.0 million during the quarter ended September 30, 2007. For the most part, the increase was due to the proceeds from the $100.0 million in additional FHLB borrowings during the quarter ended December 31, 2007 and to a lesser degree an increase in FHLB capital stock between the comparative periods. The 325 basis point reduction in the federal funds rate between September 2007 and May 2008 was primarily responsible for the decrease in the yield on average other interest-earning assets, which fell 259 basis points from 4.95% to 2.36%.

Interest Expense. Total interest expense decreased $124,000 or 1.0%, to $11.9 million during the quarter ended September 30, 2008 compared to $12.0 million during the quarter ended September 30, 2007 due to a decrease in interest expense from deposits, partially offset by an increase in interest expense from borrowings.

Interest expense from deposits decreased $1.5 million or 13.4%, to $9.7 million during the quarter ended September 30, 2008, from $11.2 million during the quarter ended September 30, 2007. The decrease resulted primarily from a decrease in the average cost of deposits, partially offset by a nominal increase in average interest-bearing deposits. The average cost of interest-bearing deposits decreased 48 basis points to 2.97% during the quarter ended September 30, 2008, compared to 3.45% during the quarter ended September 30, 2007. Average interest-bearing deposits increased $7.3 million to $1.31 billion during the quarter ended September 30, 2008, from $1.30 billion during the quarter ended September 30, 2007. Year-over-year, average interest-bearing demand deposit accounts increased $5.5 million to $154.5 million due primarily to an increase in tiered money market deposit accounts, while their average cost decreased 61 basis points to 1.48%, in conjunction with falling short-term interest rates. Average savings accounts decreased $17.8 million to $296.6 million, while their average cost decreased three basis points to 1.06%. Average certificates of deposit increased $19.6 million to $859.6 million. Of particular significance, their average cost decreased 68 basis points to 3.90%. As of September 30, 2008, approximately 79.9% of certificates of deposit mature within one year. Since the Company is liability sensitive, the additional 100 basis point reduction in the federal funds rate since the end of the quarter suggests further reductions in the Bank’s cost of deposits to the extent maturing certificates of deposit re-price lower.

Interest expense from FHLB advances increased $1.4 million or 176.5%, to $2.2 million during the quarter ended September 30, 2008, from $791,000 during the quarter ended September 30, 2007.

Average borrowings increased $151.0 million to $218.0 million during the quarter ended September 30, 2008, from $67.0 million during the quarter ended September 30, 2007. The average cost of borrowings decreased 71 basis points to 4.01% during the quarter ended September 30, 2008 from 4.72% during the quarter ended September 30, 2007. The Bank borrowed $100.0 million during the quarter ended September 30, 2007 and an additional $100.0 million during the quarter ended December 31, 2007 to replace liquidity that had been used to fund loan originations and deposit outflows. The advances were considered to be a cheaper funding source compared to certificates of deposit and served to significantly lower the cost of borrowings.

Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio as required by GAAP and regulatory guidelines. We establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment

There was no provision for loan losses recorded during the quarter ended September 30, 2008 compared to a $94,000 provision during the ended September 30, 2007. Management attributes the decrease principally to the absence of any material change in asset quality. Non-performing loans were $2.3 million or 0.22% of total loans of $1.08 billion at September 30, 2008. By comparison, non-performing loans were $1.6 million or 0.15% of total loans of $1.03 billion at June 30, 2008 and $1.3 million or 0.13% of total loans of $935.3 million at September 30, 2007. For the most part, the increase in non-performing loans between the quarters ended June 30 and September 30, 2008 occurred in the one-to-four family mortgage category. Net charge-offs during the quarters ended September 30, 2008, June 30, 2008 and September 30, 2007 were $-0-, $38,000 and $-0-, respectively, but as a percentage of average loans net charge-offs were effectively zero percent during all three quarters. The quarter ended September 30, 2008 included a recovery of $19,000 with no recoveries recorded during the comparative periods. The allowance for loan losses as a percentage of total loans outstanding was 0.57% at September 30, 2008, 0.59% at June 30, 2008 and 0.66% at September 30, 2007 and as a percentage of non-performing loans was 261.4%, 388.1% and 488.7%, respectively, reflecting an allowance balance of $6.1 million at the close of each quarter.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2008 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income, excluding gain/loss on securities, increased $18,000 or 2.6%, to $723,000 during the quarter ended September 30, 2008 compared to $705,000 during the quarter ended September 30, 2007. Fees and service charges increased $93,000 due primarily to a $59,000 increase in fee income from retail operations year-over-year and a $32,000 non-recurring loan fee recognized in the current quarter. The loan fee resulted from an unrecognized discount attributed to a mortgage acquired during the purchase of West Essex Bank in 2003, which was realized when the mortgage was paid in full. Miscellaneous income decreased $75,000 due primarily to a $77,000 decrease in income from the Bank’s official check clearing agent. The Bank is compensated for use of the float on our official checks by the clearing agent, whose primary source of income was a portfolio of mortgage-backed instruments, which was negatively impacted by the housing and credit crises.

There was a pre-tax loss on the sale of securities of $415,000 resulting from the redemption-in-kind associated with the AMF Ultra Short Mortgage Fund during the quarter ended September 30, 2008 compared to a $7,000 gain on sale of securities recorded during the same quarter a year ago.

Non-Interest Expense. Non-interest expense increased $257,000 or 2.5%, to $10.6 million during the quarter ended September 30, 2008, from $10.4 million during the quarter ended September 30, 2007. The increase in non-interest expense resulted primarily from increases in salaries and employee benefits expense, net occupancy expense of premises, equipment expense, advertising expense and miscellaneous expense of $91,000, $113,000, $35,000, $47,000 and $114,000, respectively, partially offset by a decrease in amortization of intangible assets of $148,000.

Salaries and employee benefits increased $91,000 or 1.4%, to $6.4 million during the quarter ended September 30, 2008, compared to $6.3 million during the quarter ended September 30, 2007. Compensation expense increased $154,000 to $3.6 million due primarily to normal salary increases in January 2008. There was a non-recurring reduction in compensation expense of $33,000 during the current quarter due to a reimbursement for over-time incurred while recovering from system problems at the Bank’s data processing service provider in March 2008. Benefits expense increased $20,000 to $1.0 million due to higher administrative cost attributed to benefit plan providers. Partially offsetting these increases was a $75,000 decrease in pension plan expense, which fell to $225,000 due to the plan having been frozen in July 2007. There were also small decreases in ESOP expense and payroll taxes expense, year-over-year.

Net occupancy expense of premises increased $113,000 or 12.7%, to $1.0 million during the quarter ended September 30, 2008 from $890,000 during the quarter ended September 30, 2007. Rent expense, net, increased $51,000 to $99,000 due primarily to additional leased space occupied by new retail branches, which opened in Brick Township, New Jersey during March 2008 and Lakewood, New Jersey during May 2008. Increases in rental income from surplus Bank space leased to others generally offset annual increases in rent expense. Repairs and maintenance expense increased $14,000 to $208,000 due primarily to higher costs incurred to maintain the Bank’s retail branch network. Property taxes expense and utilities expense increased $18,000 to $256,000 and $23,000 to $198,000, respectively. There was also a small increase in depreciation expense, year-over-year.

Equipment expense increased $35,000 or 3.4%, to $1.07 million during the quarter ended September 30, 2008 from $1.04 million during the quarter ended September 30, 2007. Service bureaus expense increased $59,000 to $656,000 due to increases attributed to the Bank’s core processor and peripheral data processing service providers including network administration, records retention, Internet banking and bill pay, ATM and debit card processing and merchant processing. Partially offsetting the increase was a $23,000 decrease in depreciation cost year-over-year, which fell to $212,000.

Advertising expense increased $47,000 or 18.7%, to $298,000 during the quarter ended September 30, 2008 from $251,000 during the quarter ended September 30, 2007. Expenditures for all forms of media advertising were slightly higher, due to promotions centered on the Bank’s new branch in Lakewood, New Jersey and introduction of the Generations Gold product.

Federal deposit insurance premium expense increased slightly to $150,000 from $141,000 in the prior-year period due to a decrease in the application of the FDIC one-time assessment credit towards the quarterly insurance premium, from 100% to 90% of amount owed, between comparative quarters. The Company anticipates a significant increase in the cost of federal deposit insurance from current levels of five to seven basis points. The FDIC has recently proposed to increase the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and to between 10 and 14 basis points thereafter. Assessment rates could be further increased if an institution’s FHLB advances exceed 15% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company. Institutions that do not opt out of the program by December 5, 2008 will be assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued. The Company is currently evaluating the programs and has not determined whether it will participate.

Amortization of intangible assets expense decreased $148,000 or 93.1%, to $11,000 during the quarter ended September 30, 2008 compared to $159,000 during the quarter ended September 30, 2007. The decrease was due to the completion in October 2007 of amortization of an intangible asset acquired during the purchase of West Essex Bank in 2003.

Miscellaneous expense increased $114,000 or 11.4%, to $1.1 million during the quarter ended September 30, 2008 compared to $1.0 million during the quarter ended September 30, 2007. Year-over-year, professional services expense increased $58,000 to $191,000 due primarily to services provided in connection with the planned sale of deposits and closing of the Bank’s retail branch and subsequent sale of the property in Irvington, New Jersey currently scheduled for December 2008. Some legal costs associated with the sale of the deposits will be reimbursed by the acquiring bank. Loan expense increased $28,000 to $131,000, due to increased loan servicing fees attributed to the growth in loans services by others. Year-over-year, miscellaneous expense increased $39,000 to $302,000, with $29,000 of the increase attributed to higher messenger service costs due to fuel surcharges and the addition of branches in Brick Township and Lakewood, New Jersey. Partially offsetting these increases was a $27,000 decrease in insurance premiums expense, which fell to $89,000 during the current quarter due primarily to an additional workers’ compensation insurance premium paid during the comparative quarter.

Provision for Income Taxes. The provision for income taxes increased $598,000 to $1.2 million during the quarter ended September 30, 2008, from $599,000 during the quarter ended September 30, 2007.

The Company’s effective tax rate was approximately 40.8% during the quarter ended September 30, 2008, compared to 36.8% during the quarter ended September 30, 2007. The effective tax rate increased due to a reduction in interest from tax-exempt instruments as a percentage of pre-tax income as pre-tax income increased. Tax-exempt interest was 5.4% of income before taxes during the quarter ended September 30, 2008 compared to 33.7% of income before taxes during the quarter ended September 30, 2007. Also contributing to the higher effective tax rate, year-over-year was the dissolution of the Bank’s New Jersey investment subsidiary in June 2008, which eliminated the favorable state tax rate on investment income generated by the subsidiary.

During the quarter ended September 30, 2008, the Bank recognized a pre-tax loss on sale of securities of $415,000 resulting from a redemption-in-kind associated with the AMF Ultra Short Mortgage Fund, for which the Bank recognized a non-cash after-tax charge to earnings of $659,000 due to other-than-temporary impairment in the value of the fund during the quarter ended June 30, 2008. The Company and Bank recognized federal and state income tax benefits of approximately $68,000 and $96,000, respectively, during the quarter ended September 30, 2008 due to the redemption-in-kind.

Liquidity and Capital Resources

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

With the federal funds rate pegged at 2.00%, management chose not to accumulate excess liquidity during the quarter ended September 30, 2008. At September 30, 2008, the Company had $18.3 million on deposit with a money center bank, reduced from $52.0 million at June 30, 2008, and $41.8 million on deposit with the FHLB of New York. Management routinely transfers funds between the two depository institutions to maximize the return on the funds, with one pricing off of 30-day Libor and the other off of the federal funds rate. To the extent that the Bank did not need cash and cash equivalents for loan originations, management maintained liquidity at an elevated level while the Treasury yield curve remained inverted or flat. However, the substantial reduction in the federal funds rate since September 2007 has caused the Treasury yield curve to revert to its more traditional shape. As a consequence, there was an immediate negative impact on interest income derived from cash and cash equivalents.

Management reviews cash flow projections regularly and updates them quarterly in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At September 30, 2008, the Bank had outstanding commitments to originate loans of $35.4 million compared to $39.4 million at June 30, 2008. Construction loans in process and unused lines of credit were $9.6 million and $26.7 million, respectively, at September 30, 2008 compared to $9.1 million and $27.3 million, respectively, at June 30, 2008. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At September 30, 2008, the Bank had agreements to fund the purchase of loans on a flow basis of $12.7 million compared to $13.2 million at June 30, 2008. The Bank maintains loan purchase and servicing agreements with two large nationwide lenders, in order to supplement the Bank’s loan production pipeline. The Bank periodically enters into purchase agreements with a limited number of smaller, local mortgage companies to supplement the Bank’s loan production pipeline. These agreements call for the purchase, on a flow basis, of mortgage loans with servicing released to the Bank.

Deposits decreased $30.0 million to $1.35 billion at September 30, 2008, from $1.38 billion at June 30, 2008. Deposits had increased during the quarters ended March 31 and June 30, 2008 by $35.3 million and $28.3 million, respectively, before reversing direction during the quarter ended September 30, 2008. The Bank priced deposit interest rates at levels management considered to be reasonably competitive in the marketplace. Management determined that there was no need to increase interest rates to attract deposits during the quarter due to the combination of adequate cash flows from investing activities to fund loan demand as well as low returns on cash and cash equivalents. Management attributed the decrease in deposits to several factors. Deposit pricing in the marketplace was reasonably disciplined, but there continued to be fierce competition for certificates of deposit and interest-bearing demand deposits emanating from those financial institutions receiving negative publicity due to asset quality problems. Also contributing to the competition for deposits, some financial institutions were attempting to lock in depositors at current interest rates for longer terms as a hedge against future increases in the federal funds rate and, notwithstanding the FDIC’s increase in insurance of deposit accounts, some depositors spread funds to other financial institutions to reduce their risk of loss on uninsured deposits following the collapse of several major banks during the quarter. At September 30, 2008, the Bank had $682.0 million of certificates of deposit maturing in one year compared to $710.0 million at June 30, 2008.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and to the extent that maturing deposits do not remain with us, management may replace the funds with advances. The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit of $200.0 million or by taking additional short-term or long-term advances. The Bank borrowed $200.0 million during the prior fiscal year to replenish liquidity previously depleted by loan originations and deposit outflows and to make cash available for potential implementation of growth and diversification strategies related to execution of the Company’s business plan. Given adequate liquidity, there was no reason to borrow during this quarter but additional borrowings are an option available to management if funding needs change or to either lengthen liabilities or to implement a wholesale leverage strategy. As of June 30, 2008, the Bank’s borrowing potential was $14.4 million without pledging additional collateral, but its excess borrowing capacity was exhausted by September 30, 2008 due to factor adjustments on the existing collateral.

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Federal Savings Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At September 30, 2008, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2008, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision (the “OTS”).

The following table sets forth the Bank’s capital position at September 30, 2008, as compared to the minimum regulatory capital requirements:

		September 30, 2008 (Unaudited)
						To Be Well
						Capitalized Under
				For Capital		Prompt Corrective
		Actual		Adequacy Purposes		Action Provisions
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
Total Capital
(to risk-weighted assets)	$		38.18%	$75,013	8.00%	$93,766	10.00%

Tier 1 Capital
(to risk-weighted assets)	$		37.65%	—	—	$56,259	6.00%
	$
Core (Tier 1) Capital
(to adjusted total assets)	$		18.12%	$77,944	4.00%	$97,430	5.00%
	$
Tangible Capital
(to adjusted total assets)		$353,056	18.12%	$29,229	1.50%	—	—

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

The Bank’s Board of Directors established an Interest Rate Risk Management Committee comprised of members of the board and management. The purpose of the Interest Rate Risk Management Committee is to communicate, coordinate and control asset/liability management consistent with our business plan and board-approved policies. The committee meets quarterly to address management of the Bank’s assets and liabilities, including review of its short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and re-pricing frequencies of loans and securities; and a variety of other asset and liability management topics. The committee reports the results of its quarterly review to the full board, which adjusts interest rate risk policy and strategies, as it considers necessary and appropriate.

Quantitative Analysis. For the most part management uses the OTS interest rate risk model, which estimates the change in the Bank’s net portfolio value (the “NPV”) over a range of interest rate scenarios, to monitor the Bank’s interest rate sensitivity. The NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The OTS defines the NPV ratio, under any interest rate scenario, as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank’s quarterly Thrift Financial Reports. Management also prepares an internal analysis of the Bank’s interest rate risk profile. Both the OTS and internal models measure interest rate exposure as quantified by changes in the NPV for instantaneous, parallel and sustained shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. The Bank’s interest rate risk management strategy dictates acceptable limits to the percentage change in the NPV given changes in interest rates.

As illustrated in the tables below, the Bank’s NPV would be positively impacted by a decrease in market rates of interest. Conversely, the Bank’s NPV would be negatively impacted by an increase in interest rates. An increase in rates would negatively impact the Bank’s NPV as a result of the duration of assets, primarily fixed rate residential mortgage loans being longer than the duration of liabilities, primarily deposits accounts and FHLB advances. As interest rates rise, the market value of fixed rate loans declines due to both higher discount rates and slowing loan prepayments. In response to the falling interest rate environment, management has been reviewing the terms of the Bank’s liabilities, primarily certificates of deposit and FHLB advances. Opportunities for adding longer term funding are being considered before interest rates begin to climb again.

The following tables set forth the Bank’s NPV as of September 30 and June 30, 2008, respectively. For the quarter ended September 30, 2008, the table presents the results of management’s internal analysis. For the quarter ended June 30, 2008, the table presents the results of the OTS analysis, the most recent date for which the Bank has received the Bank’s NPV as calculated by the OTS.

	At September 30, 2008
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	233,209	-156,787	-40%	13.44%	-666 bps
+200 bps	288,166	-101,830	-26%	16.00%	-410 bps
+100 bps	345,255	-44,742	-11%	18.45%	-165 bps
0 bps	389,996	-	-	20.10%	-
-100 bps	419,536	+29,540	+8%	20.97%	+87 bps
-200 bps	429,414	+39,417	+10%	21.01%	+90 bps

	At June 30, 2008
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	265,006	-111,329	-30%	14.07%	-456 bps
+200 bps	305,498	-70,838	-19%	15.82%	-281 bps
+100 bps	343,129	-33,207	-9%	17.36%	-127 bps
0 bps	376,336	-	-	18.63%	-
-100 bps	398,540	+22,205	+6%	19.39%	+76 bps

(1) The -200 bps and -300 bps scenarios are not shown due to the low prevailing interest rate environment.

Between linked quarters, the Bank’s NPV increased both on a dollar basis and in terms of interest rate sensitivity. The primary factors were a reduced level of cash and cash equivalents and a slight lengthening in the duration of interest sensitive assets due to the addition of predominately fixed rate mortgages to the loan portfolio during the current quarter. Also contributing to the increase in the Bank’s NPV were lower discount rates and moderating prepayment speeds, particularly with respect to the Bank’s mortgage-backed securities portfolio, which is contrary to what is expected when interest rates fall due to tight credit conditions that have negatively impacted mortgage refinancing activity.

The Bank’s NPV was $390.0 million or 20.1% of the market value of portfolio assets as of September 30, 2008, an increase from the $376.3 million or 18.63% as of June 30, 2008. Based on the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $101.8 million decrease in the Bank’s NPV at September 30, 2008, an increase from $70.8 million at June 30, 2008, and would result in a 410 basis point decrease in the Bank’s NPV ratio to 16.0% at September 30, 2008, as compared to a 281 basis point decrease to 15.82% at June 30, 2008. Due to the low prevailing interest rate environment at June 30, 2008, the OTS measured the result of only an immediate 100 basis point decrease in market interest rates. As such, an immediate 100 basis point decrease in market interest rates would result in a $29.5 million increase in the Bank’s NPV at September 30, 2008, a nominal increase from $22.2 million at June 30, 2008, and would result in a 87 basis point increase in the Bank’s NPV to 20.97% at September 30, 2008, as compared to a 76 basis point increase in the Bank’s NPV ratio to 19.39% at June 30, 2008. The Bank’s NPV calculation increased $13.7 million during the quarter ended September 30, 2008, as portfolio market values for real estate loans and mortgage-backed securities increased slightly between linked quarters.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in the NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the measurement period. The model also assumes that a particular change in interest rates reflects uniformly across the yield curve regardless of the duration to maturity or re-pricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results.

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

At September 30, 2008, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended June 30, 2008, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2008	38,300	$11.01	38,300	808,003
August 1-31, 2008	-	-	-	808,003
September 1-30, 2008	9,800	$12.28	9,800	798,203
Total	48,100	$11.27	48,100	798,203

(1)On April 23, 2008, the Company announced a five percent stock repurchase plan (approximately 985,603 shares). Such purchases are to be made from time to time in the open market, based on stock availability, price and the Company’s financial performance. This program has no expiration date.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

3.1	Charter of Kearny Financial Corp. (1)
3.2	By-laws of Kearny Financial Corp. (2)
4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
10.1	Employment Agreement between Kearny Federal Savings Bank and John N. Hopkins (2)
10.2	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (2)
10.3	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (2)
10.4	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
10.5	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)
10.6	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
10.7	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
10.8	Employment Agreement between Kearny Financial Corp. and John N. Hopkins (3)
10.9	Directors Consultation and Retirement Plan (1)
10.10	Benefit Equalization Plan (1)
10.11	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
10.12	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (4)
10.13	Kearny Federal Savings Bank Director Life Insurance Agreement (5)
10.14	Kearny Federal Savings Bank Executive Life Insurance Agreement (5)
10.15	Kearny Financial Corp. Directors Incentive Compensation Plan (6)
11.0	Statement regarding computation of earnings per share (Filed herewith).
31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
(2)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2008 (File No. 000-51093).
(3)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed June 19, 2008.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-K (File No. 333-130204).
(5)	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005 (File No. 000-51093).
(6)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on December 9, 2005 (File No. 000-51093).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date:	November 10, 2008	By:	/s/ John N. Hopkins
John N. Hopkins
President and Chief Executive Officer
(Duly authorized officer and principal
executive officer)

Date:	November 10, 2008	By:	/s/ William C. Ledgerwood
William C. Ledgerwood
Senior Vice President and
Chief Financial Officer
(Principal financial officer)