Form 10-Q
period 2008-12-31
Kearny Financial Corp.
filed 2009-02-09
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004-3510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	973-244-4500

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 2, 2009.

$0.10 par value common stock - 69,642,700 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at December 31, 2008 and June 30, 2008 (Unaudited)	1

Consolidated Statements of Income for the Three Months and Six Months
	Ended December 31, 2008 and 2007 (Unaudited)	2-3

Consolidated Statements of Changes in Stockholders’ Equity for the Six
	Months Ended December 31, 2008 and 2007 (Unaudited)	4-6

Consolidated Statements of Cash Flows for the Six
	Months Ended December 31, 2008 and 2007 (Unaudited)	7-8

	Notes to Consolidated Financial Statements	9-16

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	17-34

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	35-37

Item 4:	Controls and Procedures	38

PART II - OTHER INFORMATION		39-41

SIGNATURES		42

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	December 31,	June 30,
	2008	2008
Assets

Cash and amounts due from depository institutions	$22,192	$19,864
Interest-bearing deposits in other banks	66,304	111,859

Cash and Cash Equivalents	88,496	131,723

Securities available for sale (amortized cost $31,992 and $40,305)	28,718	38,183
Loans receivable, including net deferred loan costs of $1,408 and $1,276	1,086,510	1,027,790
Less allowance for loan losses	(6,229)	(6,104)

Net Loans Receivable	1,080,281	1,021,686

Mortgage-backed securities available for sale (amortized cost $679,743 and $726,037)	690,263	726,023
Mortgage-backed securities held to maturity (estimated fair value $4,233)	5,741	—
Premises and equipment	35,270	34,950
Federal Home Loan Bank of New York (“FHLB”) stock	12,941	13,076
Interest receivable	8,754	8,949
Goodwill	82,263	82,263
Bank owned life insurance	15,994	15,709
Deferred income tax assets, net	4,459	9,028
Other assets	2,052	1,449

Total Assets	$2,055,232	$2,083,039

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$50,521	$53,349
Interest-bearing	1,300,833	1,325,683

Total Deposits	1,351,354	1,379,032

Advances from FHLB	215,000	218,000
Advance payments by borrowers for taxes	5,888	5,849
Other liabilities	9,029	8,787

Total Liabilities	1,581,271	1,611,668

Stockholders’ Equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none issued
and outstanding	—	—
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares
issued; 69,782,903 and 70,489,003 shares outstanding, respectively	7,274	7,274
Paid-in capital	205,966	203,266
Retained earnings	308,830	307,186
Unearned Employee Stock Ownership Plan shares; 1,188,046 shares
and 1,260,783 shares, respectively	(11,880)	(12,608)
Treasury stock, at cost; 2,954,597 shares and 2,248,497 shares, respectively	(40,220)	(32,023)
Accumulated other comprehensive income (loss)	3,991	(1,724)

Total Stockholders’ Equity	473,961	471,371

Total Liabilities and Stockholders’ Equity	$2,055,232	$2,083,039

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Interest Income:
Loans	$15,445	$13,937	$30,547	$27,108
Mortgage-backed securities	8,898	8,583	18,022	16,786
Securities:
Taxable	129	335	255	687
Tax-exempt	159	204	318	753
Other interest-earning assets	286	1,552	935	2,690

Total Interest Income	24,917	24,611	50,077	48,024

Interest Expense:
Deposits	9,072	10,974	18,802	22,224
Borrowings	2,176	1,974	4,363	2,765

Total Interest Expense	11,248	12,948	23,165	24,989

Net Interest Income	13,669	11,663	26,912	23,035

Provision for Loan Losses	109	—	109	94

Net Interest Income after Provision
for Loan Losses	13,560	11,663	26,803	22,941

Non-Interest Income:
Fees and service charges	340	327	768	662
Gain (loss) on sale of securities
available for sale	—	(2)	(415)	5
Miscellaneous	396	344	691	714

Total Non-Interest Income	736	669	1,044	1,381

Non-interest expenses:
Salaries and employee benefits	6,210	6,002	12,624	12,325
Net occupancy expense of
premises	999	902	2,002	1,792
Equipment	1,098	1,087	2,169	2,123
Advertising	307	155	605	406
Federal insurance premium	208	140	358	281
Amortization of intangible assets	4	60	15	219
Directors’ compensation	544	550	1,100	1,110
Miscellaneous	1,183	1,203	2,298	2,204

Total Non-Interest Expenses	10,553	10,099	21,171	20,460

Income Before Income Taxes	3,743	2,233	6,676	3,862
Income Taxes	1,505	857	2,702	1,456

Net Income	$2,238	$1,376	$3,974	$2,406

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net Income per Common
Share (EPS):
Basic	$0.03	$0.02	$0.06	$0.03
Diluted	0.03	0.02	0.06	0.03

Weighted Average Number of
Common Shares Outstanding:
Basic	68,190	68,808	68,322	68,763
Diluted	68,316	68,957	68,481	68,946

Dividends Declared Per Common
Share (Public)	$0.05	$0.05	$0.10	$0.10

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Six Months Ended December 31 2007

(In Thousands, Except Per Share Data, Unaudited)

							Accumulated
							Other
					Unearned		Comprehensive
	Common Stock		Paid-In	Retained	ESOP	Treasury	(Loss)
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2007	71,143	$7,274	$197,976	$304,970	$(14,063)	$(24,361)	$(9,204)	$462,592

Comprehensive income:
Net income	—	—	—	2,406	—	—	—	2,406
Realized gain on securities available
for sale, net of income tax
expense of $3	—	—	—	—	—	—	(2)	(2)
Unrealized gain on securities available
for sale, net of deferred income tax
expense of $5,814	—	—	—	—	—	—	9,435	9,435
Benefit plans, net of deferred income
expense tax of $289	—	—	—	—	—	—	434	434
Total Comprehensive income								12,273
ESOP shares committed to be released
(72 shares)	—	—	200	—	728	—	—	928
Dividends contributed for payment of
ESOP loan	—	—	24	—	—	—	—	24
Stock option expense	—	—	954	—	—	—	—	954
Treasury stock purchases	(241)	—	—	—	—	(2,989)	—	(2,989)
Treasury stock reissued	5	—	(13)	—	—	76	—	63
Restricted stock plan shares earned
(126 shares)	—	—	1,542	—	—	—	—	1,542
Tax effect from stock based
compensation	—	—	(6)	—	—	—	—	(6)
Cash dividends declared ($0.10/public share)	—	—	—	(1,859)	—	—	—	(1,859)

Balance - December 31, 2007	$70,907	$7,274	$200,677	$305,517	$(13,335)	$(27,274)	$663	$473,522

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Six Months Ended December 31, 2008

(In Thousands, Except Per Share Data, Unaudited)

							Accumulated
							Other
					Unearned		Comprehensive
	Common Stock		Paid-In	Retained	ESOP	Treasury	(Loss)
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2008	70,489	$7,274	$203,266	$307,186	$(12,608)	$(32,023)	$(1,724)	$471,371

Comprehensive income:
Net income	—	—	—	3,974	—	—	—	3,974
Realized gain on securities available
for sale, net of income tax
Benefit of $170	—	—	—	—	—	—	245	245
Unrealized gain on securities available
for sale, net of deferred income tax
expense of $3,643	—	—	—	—	—	—	5,323	5,323
Benefit plans, net of deferred income
expense tax of $80	—	—	—	—	—	—	131	131
Total Comprehensive income								9,673
Adjustment to apply FASB:
Statement No. 158 measurement date provisions,
net of income tax benefit of $34	—	—	—	(66)	—	—	16	(50)
Cumulative-effect adjustment to initially apply EITF Issue No. 06-4	—	—	—	(480)	—	—	—	(480)
ESOP shares committed to be released
(72 shares)	—	—	165	—	728	—	—	893
Dividends contributed for payment of
ESOP loan	—	—	37	—	—	—	—	37
Stock option expense	—	—	952	—	—	—	—	952
Treasury stock purchases	(706)	—	—	—	—	(8,197)	—	(8,197)
Restricted stock plan shares earned
(126 shares)	—	—	1,544	—	—	—	—	1,544

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Six Months Ended December 31, 2008

(In Thousands, Except Per Share Data, Unaudited)

							Accumulated
							Other
					Unearned		Comprehensive
	Common Stock		Paid-In	Retained	ESOP	Treasury	(Loss)
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Tax effect from stock based
Compensation	—	—	2	—	—	—	—	2
Cash dividends declared ($0.10/public share)	—	—	—	(1,784)	—	—	—	(1,784)

Balance - December 31, 2008	$69,783	$7,274	$205,966	$308,830	$(11,880)	$(40,220)	$3,991	$473,961

See notes to consolidated financial statements.	6

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2008	2007

Cash Flows from Operating Activities:
Net income	$3,974	$2,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	916	933
Net amortization of premiums, discounts and loan fees and costs	280	367
Deferred income taxes	703	747
Amortization of intangible assets	14	220
Amortization of benefit plans’ unrecognized net loss, net of gain
from curtailment	99	94
Provision for loan losses	109	94
Realized loss (gain) on sales of securities available for sale	415	(5)
Realized gain on sale of deposits	(133)	—
Increase in cash surrender value of bank owned life insurance	(285)	(276)
ESOP, stock option plan and restricted stock plan expenses	3,389	3,424
Decrease (increase) in interest receivable	195	(411)
Increase in other assets	(613)	(254)
(Decrease) increase in interest payable	(1)	962
Decrease in other liabilities	(167)	(639)

Net Cash Provided by Operating Activities	8,895	7,662

Cash Flows from Investing Activities:
Purchases of securities available for sale	—	(206)
Proceeds from sale of securities available for sale	7,325	44,154
Proceeds from calls and maturities of securities available for sale	35	656
Proceeds from repayments of securities available for sale	538	387
Purchase of loans	(30,088)	(48,141)
Net increase in loans receivable	(28,718)	(53,000)
Purchases of mortgage-backed securities available for sale	(19,730)	(95,349)
Purchases of mortgage-backed securities held to maturity	(5,972)	—
Principal repayments on mortgage-backed securities available for sale	65,796	65,887
Principal repayments on mortgage-backed securities held to maturity	282	—
Additions to premises and equipment	(1,235)	(235)
Purchase of FHLB stock	(225)	(9,000)
Redemption of FHLB stock	360	14

Net Cash Used in Investing Activities	$(11,632)	$(94,833)

See notes to consolidated financial statements.	7

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2008	2007

Cash Flows from Financing Activities:
Net decrease in deposits	$(18,805)	$(96,345)
Payment in connection with sale of deposits	(8,746)	—
Repayment of long-term FHLB advances	(3,000)	(323)
Long-term FHLB advances	—	200,000
Increase (decrease) in advance payments by borrowers for taxes	39	(313)
Dividends paid to minority stockholders of Kearny Financial Corp.	(1,820)	(1,870)
Purchase of common stock of Kearny Financial Corp. for treasury	(8,197)	(2,989)
Treasury stock reissued	—	63
Dividends contributed for payment of ESOP loan	37	24
Tax benefit (expense) from stock based compensation	2	(6)

Net Cash (Used in) Provided by Financing Activities	(40,490)	98,241

Net Decrease in Cash and Cash Equivalents	(43,227)	(11,070)

Cash and Cash Equivalents – Beginning	131,723	163,341

Cash and Cash Equivalents – Ending	$88,496	$174,411

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$2,531	$868

Interest	$23,166	$24,027

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month and six-month periods ended December 31, 2008, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	December 31, 2008			December 31, 2008
			Per			Per
	Income	Share	Share	Income		Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$2,238			$3,974
Basic earnings per share,
income available to
common stockholders	2,238	68,190	$0.03	3,974	68,322	$0.06
Effect of dilutive securities:
Stock options	—	—		—	—
Restricted stock awards	—	126		—	159

	$2,238	68,316	$0.03	$3,974	68,481	$0.06

	Three Months Ended			Six Months Ended
	December 31, 2007			December 31, 2007
			Per			Per
	Income	Share	Share	Income		Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$1,376			$2,406
Basic earnings per share,
income available to
common stockholders	$1,376	68,808	$0.02	$2,406	68,763	$0.03
Effect of dilutive securities:
Stock options	—	4		—	9
Restricted stock awards	—	145		—	174

	$1,376	68,957	$0.02	$2,406	68,946	$0.03

4. DIVIDEND WAIVER

During the three and six months ended December 31, 2008, Kearny MHC, the federally chartered mutual holding company of the Company waived its right, in accordance with the non-objection previously granted by the Office of Thrift Supervision, to receive cash dividends of approximately $2.5 million and $5.1 million, respectively, declared on the shares of Company common stock it owns.

5. STOCK REPURCHASE PLANS

On April 23, 2008 the Company announced that the Board of Directors authorized a third stock repurchase plan to acquire up to 985,603 shares or 5% of the Company’s currently outstanding common stock held by persons other than Kearny MHC. During the quarter ended December 31, 2008, the Company purchased in the open market 658,000 shares at a cost of $7.7 million, or approximately $11.63 per share. As of December 31, 2008, the Company purchased in the open market 845,400 shares at a cost of $9.7 million, or approximately $11.52 per share.

6. BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Service cost	$37	$40	$74	$79
Interest cost	88	81	176	163
Curtailment (Gain)	—	—	—	(35)
Amortization of unrecognized transition
obligation	11	11	22	22
Amortization of unrecognized past service
liability	17	18	34	35
Amortization of unrecognized net actuarial
Loss	21	36	42	73

Net periodic benefit expense	$174	$186	$348	$337

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

In addition, SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.

Those assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2008, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
	(In Thousands)
Securities available for
sale	$-	$27,673	$1,045	$28,718
Mortgage-backed
securities available
for sale	-	690,263	-	690,263

The fair values of securities available for sale is primarily determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The Company holds a trust preferred security with a par value of $1.0 million issued by a southeastern community bank, whose fair value has been determined by using Level 3 inputs. It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028. Generally management has been unable to obtain a market quote due to a lack of trading activity for this security; therefore, it has been valued using its call price, which is on a sliding scale adjusting lower each June 15th until 2018 when the call price settles at 100% of par. The aforementioned security was most recently re-priced as of June 15, 2008. Accordingly, there has been no activity in the balance of Level 3 securities during the quarter ended December 31, 2008.

Those assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2008, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
	(In Thousands)
Impaired loans	$-	$-	$898	$898

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Market value is measured based on the value of the collateral securing the loan and is classified at a Level 3 in the fair value hierarchy. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” with the fair value estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Impaired loans valued using Level 3 inputs had principal balances totaling $2.1 million at both September 30 and December 31, 2008 with valuation allowances of $1.2 million at both dates. During the quarter ended December 31, 2008 principal payments totaling $10,000 were received.

8. NEW ACCOUNTING PRONOUNCEMENTS

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

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance. Adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FASB Interpretation (“FIN”) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS 140-4 and FIN 46(R)-8). FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) are effective for reporting periods (annual or interim) ending after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Emergency Economic Stabilization Act of 2008

In response to unprecedented market turmoil, the Emergency Economic Stabilization Act of Act (“EESA”) was enacted on October 3, 2008. Pursuant to his authority under EESA, the Secretary of the Treasury created the Troubled Asset Relief Program (“TARP”) Capital Purchase Plan under which the Treasury Department was authorized to invest in senior preferred stock of U.S. banks and savings associations or their holding companies. On November 14, 2008, the Company announced that it would not participate in the TARP Capital Purchase Plan. The decision not to access this additional source of capital was based for the most part on the Company’s strong capital position.

The Federal Deposit Insurance Corporation Initiatives

On October 14, 2008, the Federal Deposit Insurance Corporation (“the FDIC”) announced the Temporary Liquidity Guarantee Program (“TLG Program”) to strengthen confidence and encourage liquidity in the banking system. The TLG Program consists of two components: a temporary guarantee of newly-issued senior unsecured debt of a bank or its holding company (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in non-interest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). Institutions that did not opt out of the program by December 5, 2008 are assessed ten basis points for non-interest-bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued. The Bank is participating in the Transaction Account Guarantee Program but Kearny MHC, the Company and the Bank opted out of the Debt Guarantee Program.

As a result of The Federal Deposit Insurance Reform Act of 2006, the FDIC is required to set the insurance fund’s reserve ratio at between 1.15% and 1.5% of insured deposits. Due to recent and projected future losses the insurance fund has fallen below 1.15% of insured deposits. On December 16,

2008, the FDIC Board of Directors approved the final rule on deposit insurance assessment rates for the quarter ending March 31, 2009. The rule raises assessment rates uniformly by seven basis points (annualized) for the quarter ending March 31, 2009 only. The Bank anticipates a significant increase in federal insurance premium expense from a current level of five basis points to 12 basis points (annualized). The final rule for the quarter ending March 31, 2009 raised the assessment rate for the most highly rated institutions to between 12 and 14 basis points. The FDIC proposes to increase deposit insurance assessment rates for the most highly rated institutions to between ten and 14 basis points thereafter. Under the FDIC’s proposal, assessment rates could be further increased if an institution’s FHLB advances exceed 15% of deposits.

Comparison of Financial Condition at December 31, 2008 and June 30, 2008

Total assets decreased $27.8 million or 1.3%, to $2.06 billion at December 31, 2008 from $2.08 billion at June 30, 2008. The decrease in total assets was due primarily to decreases in cash and cash equivalents, non-mortgage-backed securities and mortgage-backed securities, partially offset by an increase in net loans receivable.

Cash and cash equivalents consisting primarily of interest-bearing deposits in other banks, decreased $43.2 million or 32.8%, to $88.5 million at December 31, 2008 from $131.7 million at June 30, 2008. For the most part, cash and cash equivalents were redeployed into loan originations and purchases. In addition, with the federal funds rate pushed down to a range of between 0.00% and 0.25% and declining loan demand, management used liquidity to fund deposit outflows. However, by December cash and cash equivalents began to build again as the competition lowered their deposit rates bringing them in line with those offered by the Bank. At December 31, 2008, interest-bearing deposits included $39.6 million on deposit with a money center bank and $26.7 million on deposit with the Federal Home Loan Bank (“FHLB”) of New York. Management routinely transfers funds between the two depository institutions to maximize the return on the funds, with one pricing off of 30-day Libor and the other off of the federal funds rate.

Non-mortgage-backed securities, all of which are classified as available for sale, decreased $9.5 million or 24.9%, to $28.7 million at December 31, 2008 compared to $38.2 million at June 30, 2008. The decrease resulted primarily from the redemption-in-kind of the AMF Ultra Short Mortgage Fund as well as principal repayments and a $1.1 million decrease in the fair value of the portfolio. The shares of the mutual fund redeemed for the underlying securities were written down to fair value as of the trade date resulting in a pre-tax charge to earnings of $415,000 during the quarter ended September 30, 2008, compared to an other-than-temporary impairment pre-tax charge of $659,000 recorded during the quarter ended June 30, 2008 for the same mutual fund. Following the redemption-in-kind, the underlying securities were reclassified as mortgage-backed securities held to maturity. At December 31, 2008, the remainder of the non-mortgage-backed securities portfolio consisted of $4.9 million of Small Business Loan (“SBA”) pass-through certificates, $18.3 million of municipal bonds and $5.5 million of single issuer trust preferred securities with amortized costs of $5.0 million, $18.2 million and $8.8 million, respectively. The net unrealized gain for this portfolio was $3.3 million as of December 31, 2008. Management has concluded based on its evaluation of this portfolio that no other-than-temporary impairment is present for individual securities in a loss position at December 31, 2008. Four of the five trust preferred securities were issued by two money center banks and carried investment grade ratings as of December 31, 2008 according to Moody’s. The fifth security was issued by a southeastern community bank and not rated. (See Note 7 to consolidated financial statements.)

Loans receivable, net of deferred fees and costs and the allowance for loan losses, increased $58.6 million or 5.7% to $1.08 billion at December 31, 2008 from $1.02 billion at June 30, 2008. During the quarter ended December 31, 2008, loan originations and purchases totaled $33.8 million and $3.1 million, respectively, compared to $65.0 million and $27.0 million, respectively, during the quarter ended September 30, 2008. As the economic downturn became more firmly entrenched, lending activity dropped off significantly during the second quarter, though commercial lending remained relatively active over the six months. There was a net increase in virtually all loan categories during the six months ended December 31, 2008. Loan growth was concentrated in the residential mortgage category, with one-to-four family first mortgages increasing $44.8 million between June 30 and December 31, 2008 to $732.5 million. The loans purchased during the six months were all one-to-four family first mortgages. Between June 30 and December 31, 2008, home equity loans increased $786,000 to $124.8 million and home equity lines of credit outstanding increased $548,000 to $12.0 million. Unused home equity lines of credit decreased $518,000 to $24.1 million. Between June 30 and December 31, 2008, nonresidential mortgages, multi-family mortgages and commercial business loans increased $1.7 million to $159.1 million, $4.1 million to $25.3 million and $4.6 million to $13.4 million, respectively. Between June 30 and December 31, 2008, construction loans increased $1.8 million to $22.9 million while construction loans outstanding increased $1.7 million to $13.7 million. Miscellaneous loan types increased $263,000 to $4.3 million in aggregate. During the six months ended December 31, 2008, loan originations exceeded principal repayments by approximately $28.3 million. Management expects lending activity to increase in the coming months, but due predominately to the refinancing of existing mortgages rather than home purchases.

Mortgage-backed securities available for sale, all of which are government agency pass-through certificates, decreased $35.7 million or 4.9%, to $690.3 million at December 31, 2008 compared to $726.0 million at June 30, 2008. The decrease resulted from principal repayments and maturities partially offset by a $10.5 million increase in the fair value of the portfolio and purchases of $19.7 million, which were 30-year fixed-rate Community Reinvestment Act (“CRA”) eligible issues used to meet CRA investment requirements. The net unrealized gain for this portfolio was $10.5 million as of December 31, 2008. Management has concluded based on its evaluation of this portfolio that no other-than-temporary impairment is present for individual securities in a loss position at December 31, 2008. Generally, cash flows from principal and interest payments were used to fund loan originations and purchases as well as deposit outflows during the six months.

Mortgage-backed securities held to maturity decreased $99,000 to $5.7 million at December 31, 2008 compared to $5.8 million at September 30, 2008 due to principal repayments partially offset by discount accretion. Due to a continuing decline in the net asset value of the AMF Ultra Short Mortgage Fund, the Company decided in July 2008 to withdraw its investment in the fund by invoking a redemption-in-kind option after the fund’s manager instituted a temporary prohibition against cash redemptions. As a result of the redemption-in-kind, the Bank received its pro-rata share of cash assets and the mortgage-backed securities in the fund, which totaled approximately $1.2 million and $6.8 million in par value, respectively. Approximately 90% of the mortgage-backed securities are collateralized mortgage obligations, a mix of agency and private label issues. Upon redemption, this portfolio was written down to fair value and classified as held-to-maturity. The fair value of the portfolio decreased $917,000 to $4.2 million at December 31, 2008 compared to $5.2 million as September 30, 2008. The net unrealized loss for this portfolio was $1.5 million as of December 31, 2008. Management has concluded based on its evaluation of this portfolio that no other-than-temporary impairment is present for individual securities in a loss position at December 31, 2008. Increasingly under review by management are those collateralized mortgage obligations with a delinquency trigger, which if tripped change the repayment structure from pro-rata to sequential distribution of principal, redirecting payments from delinquent borrowers away from lower tranches to tranches senior in credit standing and may negatively affect the value of the holdings.

Premises and equipment increased $320,000 to $35.3 million at December 31, 2008 from $35.0 million at September 30, 2008 due primarily to renovations in the Fairfield administrative building to accommodate the relocation of the Company’s commercial lending department from the Bank’s retail branch building in Wood-Ridge, New Jersey. FHLB of New York capital stock decreased $135,000 to $12.9 million at December 31, 2008 due to a nominal reduction in borrowings over the six months. The FHLB declared annualized cash dividends for the quarters ended September 30 and December 31, 2008 of 3.50% and 1.09%, respectively. Bank owned life insurance increased $285,000, to $16.0 million at December 31, 2008 due to an increase in the cash surrender value of the underlying insurance policies. Deferred income tax assets, net decreased $4.6 million to $4.5 million primarily due to increased deferred tax liabilities related to increased unrealized gains on available for sale securities.

Deposits decreased $27.7 million or 2.0%, to $1.35 billion at December 31, 2008, from $1.38 billion at June 30, 2008. During the six months ended December 31, 2008, interest-bearing demand deposits increased $2.7 million to $154.4 million while the other deposit types experienced decreases. Savings deposits decreased $11.9 million to $288.5 million, certificates of deposit decreased $15.6 million to $858.0 million and non-interest-bearing demand deposits decreased $2.8 million to $50.5 million. Over the six months, the Bank continued to price deposit interest rates at levels management considered to be reasonably competitive in the marketplace. Management determined that there was no need to increase interest rates to attract deposits due to the combination of adequate cash flows from investing activities to fund loan demand as well as low returns on cash and cash equivalents. Generally deposit pricing in the marketplace was reasonably disciplined, but there continued to be fierce competition for certificates of deposit and interest-bearing demand deposits emanating from those financial institutions receiving negative publicity due to asset quality problems, particularly during the quarter ended September 30, 2008. Also contributing to the competition for deposits, some financial institutions were attempting to lock in depositors at current interest rates for longer terms as a hedge against future rate increases and, notwithstanding the FDIC’s increase in insurance of deposit accounts, some depositors spread funds to other financial institutions to reduce their risk of loss on uninsured deposits following the collapse of several major banks. However, during the quarter ended December 31, 2008, deposit rates in the marketplace began to pull back in conjunction with the additional 200 basis point decrease in the federal funds rate. By December 2008, the Bank’s deposit flows turned positive as the competition lowered their rates bringing them in line with those offered by the Bank. In October 2008, the Bank’s Franklin Lakes, New Jersey retail branch was closed upon expiration of its lease and the deposits transferred to the nearby Wyckoff branch. In December 2008, $8.6 million of deposits in the Irvington, New Jersey branch were sold to another financial institution. Management intends to sell the branch property as part of an urban renewal project to be developed in the area.

FHLB advances decreased $3.0 million or 1.4%, to $215.0 million at December 31, 2008 from $218.00 million at June 30, 2008. For the most part there was no need to borrow during the six months, therefore, the Bank did not renew a 5.55% $3.0 million advance, which matured in December 2008. Additional borrowings are an option available to management if funding needs change or to lengthen liabilities.

During the six months ended December 31, 2008, stockholders’ equity increased $2.6 million or 0.6%, to $474.0 million from $471.4 million at June 30, 2008. The increase was primarily the result of a $5.7 million increase in accumulated other comprehensive income, net of income taxes, for the most part mark-to-market adjustments to the available for sale non-mortgage-backed securities and mortgage-backed securities portfolios as well as benefit plan related adjustments to equity per SFAS No.158. Also contributing to the increase was net income of $4.0 million, $893,000 of Employee Stock Ownership Plan (“ESOP”) shares earned, $1.5 million of restricted stock plan shares earned and an adjustment to equity of $952,000 for expensing stock options as well as miscellaneous adjustments totaling $39,000. Partially offsetting these increases were adjustments to initially apply two new accounting pronouncements (both related to benefit plans), which resulted in a net decrease in stockholders’ equity of $530,000, a $8.2 million increase in treasury stock due to the purchase of 706,100 shares of the Company’s common stock and cash dividends of $1.8 million or $0.10 per share, declared for payment to minority shareholders.

Comparison of Operating Results for the Three Months Ended December 31, 2008 and 2007

General. Net income for the quarter ended December 31, 2008 was $2.2 million or $0.03 per diluted share, an increase of $862,000 or 62.6%, from $1.4 million or $0.02 per diluted share for the quarter ended December 31, 2007. The increase in net income year-over-year resulted primarily from an increase in net interest income as well as an increase in non-interest income (excluding gain/loss on securities) and a decrease in loss on securities, partially offset by increases in the provision for loan losses, non-interest expense and income taxes.

Net Interest Income. Net interest income for the quarter ended December 31, 2008 was $13.7 million, an increase of $2.0 million or 17.1%, compared to $11.7 million for the quarter ended December 31, 2007. Net interest income increased year-over-year due to an increase in interest income and more significantly, a decrease in interest expense.

The Company’s net interest rate spread increased 51 basis points to 2.32% during the quarter ended December 31, 2008 from 1.81% during the quarter ended December 31, 2007. The 525 basis point reduction in the federal funds rate between September 2007 and December 2008 has had a significant effect on the Company’s cost of funds and return on earning assets. The Bank has been consistently liability sensitive, which is an advantage in a falling interest rate environment. As a result, the Bank’s cost of funds declined more rapidly than the yield on its earning assets. Year-over-year, the yield on average interest-earning assets decreased eight basis points to 5.30% while the cost of average interest-bearing liabilities decreased 59 basis points to 2.98%. The average return on earning assets decreased due to decreases in the yields on average loans receivable, non-mortgage-backed securities and other interest-earning assets, partially offset by an increase in the yield on average mortgage-backed securities. During the same period, the average cost of funds decreased due to decreases in both the cost of average interest-bearing deposits and the cost of average borrowed money. The Bank anticipates that the additional 200 basis point reduction in the federal funds rate during the quarter ended December 31, 2008 will further reduce its cost of funds to the extent maturing certificates of deposit re-price lower.

The Company’s net interest margin increased 36 basis points to 2.91% during the quarter ended December 31, 2008, compared to 2.55% during the quarter ended December 31, 2007. Average interest-earning assets during the quarter ended December 31, 2008 were $1.88 billion, an increase of $50.2 million compared to $1.83 billion during the quarter ended December 31, 2007. Year-over-year, the increase in average interest-earning assets resulted from a significant increase in average loans receivable as well as mortgage-backed securities, partially offset by decreases in average non-mortgage-backed securities and other interest-earning assets. Average interest-bearing liabilities during the quarter ended December 31, 2008 were $1.51 billion, an increase of $57.2 million compared to $1.45 billion during the quarter ended December 31, 2007. The ratio of average interest-earning assets to average interest-bearing liabilities was 124.8% during the quarter ended December 31, 2008, compared to 126.3% during the quarter ended December 31, 2007.

Interest Income. Total interest income increased $306,000 or 1.2%, to $24.9 million during the quarter ended December 31, 2008, from $24.6 million during the quarter ended December 31, 2007. The increase in interest income resulted from increases in interest on loans receivable and mortgage-backed securities, partially offset by decreases in interest from non-mortgage-backed securities and other interest-earning assets.

Interest income from loans receivable increased $1.5 million or 10.8%, to $15.4 million during the quarter ended December 31, 2008, from $13.9 million during the quarter ended December 31, 2007 due to growth in the portfolio, partially offset by a decrease in average yield. Average loans receivable increased $131.2 million to $1.09 billion during the quarter ended December 31, 2008, compared to $954.1 million during the quarter ended December 31, 2007. The decline in short-term interest rates since September 2007 contributed to a decrease in the average yield on loans receivable, which decreased 15 basis points to 5.69% during the quarter ended December 31, 2008, compared to 5.84% during the quarter ended December 31, 2007. Also contributing to the decrease in the loan portfolio’s yield year-over-year was the increase in average one-to-four family first mortgages relative to higher yielding nonresidential mortgages and commercial business loans. During the quarter ended December 31, 2008, average one-to-four family first mortgages totaled $734.2 million, an increase of $117.6 million from $616.6 million during the quarter ended December 31, 2007. By comparison, average nonresidential mortgages and commercial business loans totaled $194.2 million during the quarter ended December 31, 2008, a nominal increase of $5.1 million in aggregate year-over-year. With respect to other potentially higher yielding loan categories, average home equity loans, home equity lines of credit, construction loans and miscellaneous loan types increased $8.2 million in aggregate year-over year, to $155.6 million during the quarter ended December 31, 2008.

Interest income from mortgage-backed securities increased $315,000 or 3.7%, to $8.9 million during the quarter ended December 31, 2008, compared to $8.6 million during the quarter ended December 31, 2007 due to an increase in average mortgage-backed securities and an increase in the average yield. Average mortgage-backed securities increased $8.1 million to $697.9 million during the quarter ended December 31, 2008, compared to $689.8 million during the quarter ended December 31, 2007. The nominal increase in average mortgage-backed securities was attributed primarily to the addition of the mortgage-backed securities from the AMF Ultra Short Mortgage Fund during the quarter ended September 30, 2008. With little demand for loans, principal payments were redeployed to fund deposit outflows until December, when the trend was reversed. The average yield on mortgage-backed securities increased 12 basis points to 5.10% during the quarter ended December 31, 2008, from 4.98% during the quarter ended December 31, 2007. For the most part, discount accretion attributed to the addition of the mortgage-backed securities from the AMF Ultra Short Mortgage Fund was responsible for the increase in the average yield.

Interest income from non-mortgage-backed securities decreased $251,000 or 46.6%, to $288,000 during the quarter ended December 31, 2008, from $539,000 during the quarter ended December 31, 2007 due to a decrease in average securities as well as a decrease in the average yield. Average non-mortgage-backed securities decreased $14.6 million to $32.1 million during the quarter ended December 31, 2008, compared to $46.7 million during the quarter ended December 31, 2007. Average taxable securities decreased $9.4 million to $13.9 million during the quarter ended December 31, 2008 due primarily to the redemption-in-kind of the AMF Ultra Short Mortgage Fund, which resulted in the reclassification of the underlying mortgage-backed instruments to mortgage-backed securities during the prior quarter. Average tax-exempt securities decreased $5.2 million to $18.2 million during the quarter ended December 31, 2008 due primarily to the sales of municipal bonds between the comparative periods. The average yield on non-mortgage-backed securities fell 103 basis points from 4.61% for the quarter ended December 31, 2007, to 3.58% for the quarter ended December 31, 2008 with the average yield on taxable securities decreasing 204 basis points to 3.70%, partially offset by a one basis point increase to 3.50% in the average yield on tax-exempt securities, year-over-year. Contributing to the decrease in the average yield on taxable securities was the effect of falling interest rates on pass-through certificates containing SBA variable-rate loans and variable-rate trust preferred securities as well as the redemption-in-kind of the AMF Ultra Short Mortgage Fund.

Interest income from other interest-earning assets decreased $1.3 million or 81.3%, to $286,000 during the quarter ended December 31, 2008, from $1.6 million during the quarter ended December 31, 2007. The decrease was due to decreases in average other interest-earning assets, primarily interest-earning deposits, and in the average yield on those deposits. Average other interest-earning assets decreased $74.5 million to $66.0 million during the quarter ended December 31, 2008, from $140.5 million during the quarter ended December 31, 2007. Year-over-year, average interest-earning deposits decreased $76.2 million to $53.0 million, which was partially offset by a $1.7 million increase to $13.1 million in average FHLB capital stock. Following the addition of $200.0 million in FHLB advances during the quarters ended September 30 and December 31, 2007, cash and cash equivalents were redeployed to fund loan originations and purchases between the comparative periods and was the primary factor contributing to the decrease in average other interest-earning assets. The 525 basis point reduction in the federal funds rate between September 2007 and December 2008 was primarily responsible for the decrease in the yield on average other interest-earning assets, which fell 269 basis points from 4.42% to 1.73%.

Interest Expense. Total interest expense decreased $1.7 million or 13.1%, to $11.2 million during the quarter ended December 31, 2008 compared to $12.9 million during the quarter ended December 31, 2007 due to a decrease in interest expense from deposits, partially offset by an increase in interest expense from borrowings.

Interest expense from deposits decreased $1.9 million or 17.3%, to $9.1 million during the quarter ended December 31, 2008, from $11.0 million during the quarter ended December 31, 2007. The decrease resulted primarily from a decrease in the average cost of deposits, partially offset by an increase in average interest-bearing deposits. The average cost of interest-bearing deposits decreased 67 basis points to 2.81% during the quarter ended December 31, 2008, compared to 3.48% during the quarter ended December 31, 2007 due primarily to the decrease in the average cost of certificates of deposit. Average interest-bearing deposits increased $28.6 million to $1.29 billion during the quarter ended December 31, 2008, from $1.26 billion during the quarter ended December 31, 2007. Year-over-year, average interest-bearing demand deposit accounts increased $5.2 million to $154.6 million due primarily to an increase in tiered money market deposit accounts, while their average cost decreased 47 basis points to 1.50%, in conjunction with falling short-term interest rates. Average savings accounts decreased $12.4 million to $289.8 million, while their average cost decreased five basis points to 1.06%. Average certificates of deposit increased $35.8 million to $845.3 million, while their average cost decreased 99 basis points to 3.65%. As of December 31, 2008, approximately 81.2% of certificates of deposit mature within one year. Given the Bank’s liability sensitive interest rate risk profile, the additional 200 basis point reduction in the federal funds rate during the quarter ended December 31, 2008 suggests further reductions in the Bank’s cost of deposits to the extent maturing certificates of deposit re-price lower.

Interest expense from FHLB advances increased $202,000 or 10.1%, to $2.2 million during the quarter ended December 31, 2008, from $2.0 million during the quarter ended December 31, 2007. Average borrowings increased $28.6 million to $217.7 million during the quarter ended December 31, 2008, from $189.1 million during the quarter ended December 31, 2007. The average cost of borrowings decreased 18 basis points to 4.00% during the quarter ended December 31, 2008 from 4.18% during the quarter ended December 31, 2007. The Bank borrowed $100.0 million during the quarter ended September 30, 2007 and an additional $100.0 million during the quarter ended December 31, 2007 to replace liquidity that had been used to fund loan originations and deposit outflows. The advances were considered to be a cheaper funding source compared to certificates of deposit and served to significantly lower the cost of borrowings and overall cost of funds.

Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate.

Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio as required by GAAP and regulatory guidelines. We establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment

There was a provision for loan losses of $109,000 recorded during the quarter ended December 31, 2008 compared to no provision during the quarter ended December 31, 2007. The provision resulted from adjustments to the historic loss and economic factors components of the Bank’s analysis of probable loan losses as well as an increase in non-performing loans between the quarters ended September 30 and December 31, 2008.

Non-performing loans were $7.7 million or 0.71% of total loans of $1.085 billion at December 31, 2008. By comparison, non-performing loans were $2.3 million or 0.22% of total loans of $1.08 billion at September 30, 2008 and $1.1 million or 0.12% of total loans of $966.5 million at December 31, 2007. For the most part, the increase in non-performing loans between linked quarters occurred in the commercial mortgage category, which increased $4.4 million to $5.7 million. Non-performing one-to-four family mortgages increased $1.0 million to $1.9 million. Charge-offs during the quarters ended December 31, 2008, September 30, 2008 and December 31, 2007 were $2,000, $-0- and $-0-, respectively, but as a percentage of average loans, charge-offs were effectively zero percent during all three quarters. There were no recoveries recorded during the quarter ended December 31, 2008 compared to a recovery of $19,000 during the quarter ended September 30, 2008 and none during the quarter ended December 31, 2007. The allowance for loan losses as a percentage of total loans outstanding was 0.57% at December 31 and September 30, 2008 and 0.64% at December 31, 2007 and as a percentage of non-performing loans was 81.3%, 261.4% and 540.8%, respectively, reflecting an allowance balance of $6.2 million, $6.1 million and $6.1 million, respectively, at the close of each quarter.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2008 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income, excluding gain/loss on securities, increased $65,000 or 9.7%, to $736,000 during the quarter ended December 31, 2008 compared to $671,000 during the quarter ended December 31, 2007. The increase in non-interest income year-over-year resulted primarily from a $133,000 gain realized from the sale of deposits in the Bank’s Irvington, New Jersey retail branch to another financial institution during December 2008. Fees and service charges increased $13,000, due to a $38,000 increase in fees from retail branch operations, partially offset by a $25,000 decrease in loan fees. Miscellaneous income, net of the gain from the sale of deposits, decreased $81,000 due primarily to a $73,000 decrease in income from the Bank’s official check clearing agent. The Bank is compensated for use of the float on its official checks by the clearing agent, whose primary source of income was a portfolio of mortgage-backed instruments, which was negatively impacted by the housing and credit crises.

There were no gains or losses on sale of securities during the quarter ended December 31, 2008 compared to a $2,000 loss recorded during the same quarter a year ago.

Non-Interest Expense. Non-interest expense increased $454,000 or 4.5%, to $10.55 million during the quarter ended December 31, 2008, from $10.10 million during the quarter ended December 31, 2007. The increase in non-interest expense resulted primarily from an increase in salaries and employee benefits expense as well as net occupancy expense of premises and advertising expense of $208,000, $97,000 and $152,000, respectively, partially offset by a $56,000 decrease in amortization of intangible assets expense. All other elements of non-interest expense increased in the aggregate by $53,000, or 1.8%.

Salaries and employee benefits expense increased $208,000 or 3.5%, to $6.2 million during the quarter ended December 31, 2008, compared to $6.0 million during the quarter ended December 31, 2007. Compensation expense increased $438,000 to $3.7 million year-over year due primarily to normal salary increases in January 2008 and additions to the staff during 2008. There was a $237,000 reduction in pension plan expense year-over-year. While awaiting the valuation report for Bank’s defined benefit pension plan for the year ending June 30, 2009, management continued to accrue pension plan expense at a level commensurate with the expense recorded during the year ended June 30, 2008. Upon receipt of the valuation report in November 2008, it was determined that the estimate was high and accrued pension expense was adjusted accordingly.

Net occupancy expense of premises increased $97,000 or 10.8%, to $999,000 during the quarter ended December 31, 2008 from $902,000 during the quarter ended December 31, 2007. The increase in net occupancy expense of premises was attributed to generally higher costs to maintain the Bank’s facilities as well as the addition of two new retail branches during the year. Also during the second half of 2008, the Bank moved personnel into the second floor of the Company’s administrative headquarters building in Fairfield, New Jersey, which had been previously unoccupied. Repairs and maintenance expense and utilities expense increased $27,000 and $29,000, respectively, while increases in rent expense, net, property taxes expense and depreciation expense totaled $41,000.

Advertising expense increased $152,000 or 98.1%, to $307,000 during the quarter ended December 31, 2008 from $155,000 during the quarter ended December 31, 2007. Expenditures for all forms of media advertising were higher, year-over-year, due to continuing promotions focused on developing the Bank’s two newest branches and introduction of the Generations Gold product during 2008.

Amortization of intangible assets expense decreased $56,000 or 93.3%, to $4,000 during the quarter ended December 31, 2008 compared to $60,000 during the quarter ended December 31, 2007. The decrease was due to the completion in October 2007 of amortization of an intangible asset acquired during the purchase of West Essex Bank in 2003.

Provision for Income Taxes. The provision for income taxes increased $648,000 to $1.5 million during the quarter ended December 31, 2008, from $857,000 during the quarter ended December 31, 2007. The Company’s effective tax rate was approximately 40.2% during the quarter ended December 31, 2008, compared to 38.4% during the quarter ended December 31, 2007. The effective tax rate increased due to an increase in pre-tax income as well as a reduction in interest from tax-exempt instruments as a percentage of pre-tax income as pre-tax income increased. Tax-exempt interest was 4.2% of income before taxes during the quarter ended December 31, 2008 compared to 9.1% of income before taxes during the quarter ended December 31, 2007. Also contributing to the higher effective tax rate, year-over-year was the dissolution of the Bank’s New Jersey investment subsidiary in June 2008, which eliminated the favorable state tax rate on investment income generated by the subsidiary.

Comparison of Operating Results for the Six Months Ended December 31, 2008 and 2007

General. Net income for the six months ended December 31, 2008 was $4.0 million or $0.06 per diluted share, an increase of $1.6 million or 66.7%, from $2.4 million or $0.03 per diluted share for the six months ended December 31, 2007. The increase in net income year-over-year resulted primarily from an increase in net interest income as well as an increase in non-interest income (excluding gain/loss on securities), partially offset by increases in losses on securities, the provision for loan losses, non-interest expense and income taxes.

Net Interest Income. Net interest income for the six months ended December 31, 2008 was $26.9 million, an increase of $3.9 million or 17.0%, compared to $23.0 million for the six months ended December 31, 2007. Net interest income increased year-over-year due to an increase in interest income and a decrease in interest expense.

The Company’s net interest rate spread increased 43 basis points to 2.22% during the six months ended December 31, 2008 from 1.79% during the six months ended December 31, 2007. The 525 basis point reduction in the federal funds rate between September 2007 and December 2008 has had a significant effect on the Company’s cost of funds and return on earning assets. The Bank’s cumulative gap position or timing mismatch of potential re-pricing of assets and liabilities continues to be liability sensitive. As a result, the Bank’s cost of funds declined more rapidly than the yield on its earning assets. Year-over-year, the yield on average interest-earning assets decreased nine basis points to 5.27% while the cost of average interest-bearing liabilities decreased 52 basis points to 3.05%. The average return on earning assets decreased due to decreases in the yields on average loans receivable, non-mortgage-backed securities and other interest-earning assets, partially offset by an increase in the yield on average mortgage-backed securities. During the same period, the average cost of funds decreased due to decreases in both the cost of average interest-bearing deposits and the cost of average borrowed money. The Bank anticipates that the additional 200 basis point reduction in the federal funds rate during the quarter ended December 31, 2008 will further reduce its cost of funds to the extent maturing certificates of deposit re-price lower.

The Company’s net interest margin increased 26 basis points to 2.83% during the six months ended December 31, 2008, compared to 2.57% during the six months ended December 31, 2007. Average interest-earning assets during the six months ended December 31, 2008 were $1.90 billion, an increase of $108.5 million compared to $1.79 billion during the six months ended December 31, 2007. Year-over-year, the increase in average interest-earning assets resulted from a significant increase in average loans receivable as well as mortgage-backed securities, partially offset by decreases in average non-mortgage-backed securities and other interest-earning assets. Average interest-bearing liabilities during the six months ended December 31, 2008 were $1.52 billion, an increase of $119.1 million compared to $1.40 billion during the six months ended December 31, 2007. Year-over-year, the increase in average interest-bearing liabilities resulted from a significant increase in average borrowed money as well as interest-bearing deposits. During the prior period, management considered FHLB advances to be a favorable alternative to certificates of deposit as a funding source given the interest rate environment at the time. The ratio of average interest-earning assets to average interest-bearing liabilities was 125.2% during the six months ended December 31, 2008, compared to 128.1% during the six months ended December 31, 2007.

Interest Income. Total interest income increased $2.1 million or 4.4%, to $50.1 million during the six months ended December 31, 2008, from $48.0 million during the six months ended December 31, 2007. The increase in interest income resulted from increases in interest on loans receivable and mortgage-backed securities, partially offset by decreases in interest from non-mortgage-backed securities and other interest-earning assets.

Interest income from loans receivable increased $3.4 million or 12.5%, to $30.5 million during the six months ended December 31, 2008, from $27.1 million during the six months ended December 31, 2007 due to growth in the portfolio, partially offset by a decrease in average yield. In keeping with the Company’s business plan, the loan portfolio continues to generate an increasing proportion of the Company’s interest income. Average loans receivable constituted 56.2% of average interest-earning assets during the six months ended December 31, 2008, compared to 51.9% during the six months ended December 31, 2007. Average loans receivable increased $137.7 million to $1.07 billion during the six months ended December 31, 2008, compared to $930.4 million during the six months ended December 31, 2007. The decline in short-term interest rates since September 2007 contributed to a decrease in the average yield on loans receivable, which decreased 11 basis points to 5.72% during the six months ended December 31, 2008, compared to 5.83% during the six months ended December 31, 2007. Also contributing to the decrease in the loan portfolio’s yield year-over-year, was the increase in average one-to-four family first mortgages relative to higher yielding nonresidential mortgages and commercial business loans. During the six months ended December 31, 2008, average one-to-four family first mortgages totaled $719.9 million, an increase of $119.1 million from $600.8 million during the six months ended December 31, 2007. By comparison, average nonresidential mortgages and commercial business loans totaled $191.8 million during the six months ended December 31, 2008, a slight increase of $9.3 million in aggregate from $182.5 million, year-over-year. With respect to other potentially higher yielding loan categories, average home equity loans, home equity lines of credit, construction loans and miscellaneous loan types increased $9.1 million in aggregate year-over year, from $145.9 million to $155.0 million during the six months ended December 31, 2008.

Interest income from mortgage-backed securities increased $1.2 million or 7.1%, to $18.0 million during the six months ended December 31, 2008, compared to $16.8 million during the six months ended December 31, 2007 due to an increase in average mortgage-backed securities and an increase in the average yield. Average mortgage-backed securities increased $28.6 million to $708.4 million during the six months ended December 31, 2008, compared to $679.8 million during the six months ended December 31, 2007. To the extent that the Bank did not need the funds for loan originations, management reinvested cash flows from principal and interest payments back into additional mortgage-backed securities, which contributed to the increase in the average balance year-over-year. Also contributing to the increase was the addition of the mortgage-backed securities from the AMF Ultra Short Mortgage Fund during the quarter ended September 30, 2008. The average yield on mortgage-backed securities increased 15 basis points to 5.09% during the six months ended December 31, 2008, from 4.94% during the six months ended December 31, 2007. For the most part, rate adjustments on pass-through certificates containing adjustable-rate mortgages and discount accretion attributed to the addition of the mortgage-backed securities from the AMF Ultra Short Mortgage Fund were responsible for the increase in yield. However, the precipitous drop in interest rates since September 2007 could negatively impact the portfolio yield in the future due to the emphasis on purchasing adjustable rate product. During the six months ended December 31, 2007, $55.2 million or 57.9% of the $95.3 million in mortgage-backed securities purchased were adjustable rate product. By comparison, excluding the securities from the AMF Ultra Short Mortgage Fund all of the $19.7 million purchased during the current period were fixed rate product.

Interest income from non-mortgage-backed securities decreased $867,000 or 60.2%, to $573,000 during the six months ended December 31, 2008, from $1.4 million during the six months ended

December 31, 2007 due to a decrease in average securities as well as a decrease in average yield. Average non-mortgage-backed securities decreased $29.5 million to $35.9 million during the six months ended December 31, 2008, compared to $65.4 million during the six months ended December 31, 2007. Average taxable securities decreased $5.8 million to $17.7 million during the six months ended December 31, 2008 due primarily to the redemption-in-kind of the AMF Ultra Short Mortgage Fund, which resulted in the reclassification of the underlying mortgage-backed instruments to mortgage-backed securities during the quarter ended September 30, 2008. Average tax-exempt securities decreased $23.7 million to $18.2 million during the six months ended December 31, 2008 due primarily to the sales of municipal bonds between the comparative periods. The average yield on non-mortgage-backed securities fell 122 basis points from 4.41% for the six months ended December 31, 2007, to 3.19% for the six months ended December 31, 2008. The average yield on taxable securities decreased 297 basis points to 2.88%, while the average yield on tax-exempt securities decreased 11 basis points to 3.49%, year-over-year. Contributing to the decrease in the average yield on taxable securities was the effect of falling interest rates on pass-through certificates containing SBA variable-rate loans and variable-rate trust preferred securities as well as the redemption-in-kind of the AMF Ultra Short Mortgage Fund.

Interest income from other interest-earning assets decreased $1.8 million or 66.7%, to $935,000 during the six months ended December 31, 2008, from $2.7 million during the six months ended December 31, 2007. The decrease was due to decreases in average other interest-earning assets, primarily interest-earning deposits, and in the average yield on those assets. Average other interest-earning assets decreased $28.3 million to $88.0 million during the six months ended December 31, 2008, from $116.3 million during the six months ended December 31, 2007. Year-over-year, average interest-earning deposits decreased $32.7 million to $74.9 million, which was partially offset by a $4.4 million increase to $13.1 million in average FHLB capital stock. Following the addition of $200.0 million in FHLB advances during the quarters ended September 30 and December 31, 2007, cash and cash equivalents was redeployed to fund loan originations and purchases between the comparative periods and was the primary factor contributing to the decrease in average other interest-earning assets. The 525 basis point reduction in the federal funds rate between September 2007 and December 2008 was primarily responsible for the decrease in the yield on average other interest-earning assets, which fell 250 basis points from 4.63% to 2.13%.

Interest Expense. Total interest expense decreased $1.8 million or 7.2%, to $23.2 million during the six months ended December 31, 2008 compared to $25.0 million during the six months ended December 31, 2007 due to a decrease in interest expense from deposits, partially offset by an increase in interest expense from borrowings. The cost of average interest-bearing liabilities decreased 52 basis points to 3.05%, partially offset by a $119.1 million increase in average interest-bearing liabilities to $1.52 billion, year-over-year.

Interest expense from deposits decreased $3.4 million or 15.3%, to $18.8 million during the six months ended December 31, 2008, from $22.2 million during the six months ended December 31, 2007. The decrease resulted primarily from a decrease in the average cost of deposits, partially offset by an increase in average interest-bearing deposits. The average cost of interest-bearing deposits decreased 61 basis points to 2.89% during the six months ended December 31, 2008, compared to 3.50% during the six months ended December 31, 2007 due primarily to the decrease in the average cost of certificates of deposit. Average interest-bearing deposits increased $29.3 million to $1.30 billion during the six months ended December 31, 2008, from $1.27 billion during the six months ended December 31, 2007. Year-over-year, average interest-bearing demand deposit accounts increased $5.4 million to $154.6 million due primarily to an increase in tiered money market deposit accounts, while their average cost decreased 54 basis points to 1.49%, in conjunction with falling short-term interest rates. The tiered money market deposit accounts were introduced during the prior year in an attempt to attract core deposits as well as stanch the loss of savings accounts. Average savings accounts decreased $15.1 million to $293.2 million while their average cost decreased four basis points to 1.06%, as depositors transferred funds to alternative investments, including the Bank’s certificates of deposit and tiered money market deposit accounts. Average certificates of deposit increased $39.0 million to $852.4 million, while their average cost decreased 89 basis points to 3.78%. As of December 31, 2008, approximately 81.2% of certificates of deposit mature within one year. Given the Bank’s liability sensitive interest rate risk profile, the additional 200 basis point reduction in the federal funds rate during the quarter ended December 31, 2008 suggests further reductions in the Bank’s cost of deposits to the extent maturing certificates of deposit re-price lower.

Interest expense from FHLB advances increased $1.6 million or 57.1%, to $4.4 million during the six months ended December 31, 2008, from $2.8 million during the six months ended December 31, 2007. Average borrowings increased $89.8 million to $217.8 million during the six months ended December 31, 2008, from $128.0 million during the six months ended December 31, 2007. The average cost of borrowings decreased 31 basis points to 4.01% during the six months ended December 31, 2008 from 4.32% during the six months ended December 31, 2007. The Bank borrowed $200.0 million during the six months ended December 31, 2007 at a weighted average cost of 3.79% resulting in the decrease in the cost of average borrowings. The increase in borrowings resulted primarily from a need to replenish liquidity utilized to fund loan originations and fund deposit outflows and make cash available for potential implementation of growth and diversification strategies related to execution of the Company’s business plan. The advances were determined to be a cheaper funding source compared to certificates of deposit.

Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio as required by GAAP and regulatory guidelines. We establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment

There was a provision for loan losses of $109,000 recorded during the six months ended December 31, 2008 compared to $94,000 during the six months ended December 31, 2007. The current provision resulted from adjustments to the historic loss and economic factors components of the Bank’s analysis of probable loan losses as well as an increase in non-performing loans between the quarters ended September 30 and December 31, 2008. Non-performing loans were $7.7 million or 0.71% of total loans of $1.085 billion at December 31, 2008. By comparison, non-performing loans were $1.6 million or 0.15% of total loans of $1.03 billion at June 30, 2008 and $1.1 million or 0.12% of total loans of $966.5 million at December 31, 2007. For the most part, the increase in non-performing loans during the six months ended December 31, 2008 occurred in the commercial mortgage category, which increased $4.7 million to $5.7 million. Non-performing one-to-four family mortgages increased $1.4 million to $1.9 million. Charge-offs during the six months ended December 31, 2008 and 2007 were $3,000 and $-0-, respectively, but as a percentage of average loans, charge-offs were effectively zero percent during both periods. There was a recovery of $19,000 during the current period but none during the comparative period. The allowance for loan losses as a percentage of total loans outstanding was 0.57% at December 31, 2008, 0.59% at June 30, 2008 and 0.64% at December 31, 2007 and as a percentage of non-

performing loans was 81.3%, 388.1% and 540.8%, respectively, reflecting an allowance balance of $6.2 million, $6.1 million and $6.1 million, respectively, at the close of each period.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2008 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income, excluding gain/loss on securities, increased $83,000 or 5.9%, to $1.5 million during the six months ended December 31, 2008 compared to $1.4 million during the six months ended December 31, 2007. The increase in non-interest income year-over-year resulted primarily from a $133,000 gain realized from the sale of deposits in the Bank’s Irvington, New Jersey retail branch to another financial institution during December 2008. Fees and service charges increased $106,000, due to a $101,000 increase in fees from retail branch operations and a $5,000 increase in loan fees. Miscellaneous income, net of the gain from the sale of deposits, decreased $156,000 due primarily to a $151,000 decrease in income from the Bank’s official check clearing agent. The Bank is compensated for use of the float on its official checks by the clearing agent, whose primary source of income was a portfolio of mortgage-backed instruments, which was negatively impacted by the housing and credit crises.

There was a pre-tax loss on the sale of securities of $415,000 resulting from the redemption-in-kind associated with the AMF Ultra Short Mortgage Fund during the six months ended December 31, 2008 compared to a $5,000 gain on sale of securities recorded during the same period a year ago.

Non-Interest Expense. Non-interest expense increased $711,000 or 3.5%, to $21.2 million during the six months ended December 31, 2008, from $20.5 million during the six months ended December 31, 2007. The increase in non-interest expense resulted primarily from an increase in salaries and employee benefits expense as well as net occupancy expense of premises and advertising expense of $299,000, $210,000 and $199,000, respectively, partially offset by a $204,000 decrease in amortization of intangible assets expense. All other elements of non-interest expense increased in the aggregate by $207,000, or 3.6%.

Salaries and employee benefits expense increased $299,000 or 2.4%, to $12.6 million during the six months ended December 31, 2008, compared to $12.3 million during the six months ended December 31, 2007. Compensation expense increased $592,000 to $7.3 million year-over year due primarily to normal salary increases, additions to the staff and payment of non-recurring severance packages totaling $78,000 during 2008. There was a $312,000 reduction to $127,000 in pension plan expense year-over-year. While awaiting the valuation report for Bank’s defined benefit pension plan for the year ending June 30, 2009, management continued to accrue pension plan expense at a level commensurate with the expense recorded during the year ended June 30, 2008. Upon receipt of the valuation report in November 2008, it was determined that the estimate was high and accrued pension expense was adjusted accordingly.

Net occupancy expense of premises increased $210,000 or 11.7%, to $2.0 million during the six months ended December 31, 2008 from $1.8 million during the six months ended December 31, 2007. Rent expense, net, increased $68,000 to $188,000 due primarily to additional leased space occupied by new retail branches, which opened in Brick Township, New Jersey during March 2008 and Lakewood,

New Jersey during May 2008. An increase of $42,000 to $430,000 in repairs and maintenance expense was attributed to generally higher costs to maintain the Bank’s facilities. Also during the second half of 2008, the Bank moved personnel into the second floor of the Company’s administrative headquarters building in Fairfield, New Jersey, which had been previously unoccupied. Property taxes expense, utilities expense and depreciation expense increased $31,000 to $512,000, $52,000 to $385,000 and $17,000 to $460,000, respectively.

Advertising expense increased $199,000 or 49.0%, to $605,000 during the six months ended December 31, 2008 from $406,000 during the six months ended December 31, 2007. Expenditures for all forms of media advertising were higher, year-over-year, due to continuing promotions focused on the development of the Bank’s two newest branches and introduction of the Generations Gold product during 2008.

Amortization of intangible assets expense decreased $204,000 or 93.2%, to $15,000 during the six months ended December 31, 2008 compared to $219,000 during the six months ended December 31, 2007. The decrease was due to the completion in October 2007 of amortization of an intangible asset acquired during the purchase of West Essex Bank in 2003.

Provision for Income Taxes. The provision for income taxes increased $1.2 million to $2.7 million during the six months ended December 31, 2008, from $1.5 million during the six months ended December 31, 2007. The Company’s effective tax rate was approximately 40.5% during the six months ended December 31, 2008, compared to 37.7% during the six months ended December 31, 2007. The effective tax rate increased due to an increase in pre-tax income as well as a reduction in interest from tax-exempt instruments as a percentage of pre-tax income as pre-tax income increased. Tax-exempt interest was 4.8% of income before taxes during the six months ended December 31, 2008 compared to 19.5% of income before taxes during the six months ended December 31, 2007. Also contributing to the higher effective tax rate, year-over-year was the dissolution of the Bank’s New Jersey investment subsidiary in June 2008, which eliminated the favorable state tax rate on investment income generated by the subsidiary.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Management generally invests in cash and cash equivalents for this purpose. Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at December 31, 2008, which included $690.3 million of mortgage-backed securities and $28.7 million of non-mortgage-backed securities that can readily be sold if necessary. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. We attempt to maintain adequate but not excessive liquidity and liquidity management is both a daily and long-term function of business management.

With the federal funds rate pegged at 0.00% to 0.25%, management avoided the accumulation of excess liquidity during the quarter ended December 31, 2008. With declining loan demand, management used liquidity to fund deposit outflows during the first two months of the quarter, however, by December cash and cash equivalents began to build again as the competition lowered their deposit rates bringing them in line with those offered by the Bank. At December 31, 2008, the Company had $88.5 million in cash and cash equivalents compared to $131.7 million at June 30, 2008. At December 31, 2008, interest-bearing deposits included $39.6 million on deposit with a money center bank and $26.7 million on deposit with the FHLB of New York. To the extent that the Bank did not need cash and cash equivalents for loan originations, management maintained liquidity at an elevated level while the Treasury yield curve remained inverted or flat. However, with the 525 basis point reduction in the federal funds rate since September 2007, the Treasury yield curve reverted to its more traditional shape. As a consequence, there was an immediate negative impact on interest income derived from cash and cash equivalents. Under normal circumstances, management routinely transfers funds between the two depository institutions to maximize the return on the funds, with one pricing off of 30-day Libor and the other off of the federal funds rate, but with the yield less than 0.25% it was more important to keep liquidity at a minimum.

Management reviews cash flow projections regularly and updates them quarterly in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At December 31, 2008, the Bank had outstanding commitments to originate loans of $8.1 million compared to $39.4 million at June 30, 2008, a reflection of the credit and housing crises and overall economic downturn. Construction loans in process and unused lines of credit were $9.2 million and $26.2 million, respectively, at December 31, 2008 compared to $9.1 million and $27.3 million, respectively, at June 30, 2008. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At December 31, 2008, the Bank had agreements to fund the purchase of loans on a flow basis of $12.8 million compared to $13.2 million at June 30, 2008. The Bank maintains loan purchase and servicing agreements with two large nationwide lenders, in order to supplement the Bank’s loan production pipeline. The Bank periodically enters into purchase agreements with a limited number of smaller, local mortgage companies for the same purpose. These agreements call for the purchase, on a flow basis, of mortgage loans with servicing released to the Bank.

Deposits decreased $27.7 million to $1.35 billion at December 31, 2008, from $1.38 billion at June 30, 2008. Deposits increased $2.3 million during the quarter ended December 31, 2008 following a decrease of $30.0 million during the quarter ended September 30, 2008. Over the six months, the Bank continued to price deposit interest rates at levels management considered to be reasonably competitive in the marketplace. Management determined that there was no need to increase interest rates to attract deposits due to the combination of adequate cash flows from investing activities to fund loan demand as well as low returns on cash and cash equivalents. Generally deposit pricing in the marketplace was reasonably disciplined, but there continued to be fierce competition for certificates of deposit and interest-bearing demand deposits emanating from those financial institutions receiving negative publicity due to asset quality problems, particularly during the quarter ended September 30, 2008. Also contributing to the competition for deposits, some financial institutions were attempting to lock in depositors at current interest rates for longer terms as a hedge against future rate increases and, notwithstanding the FDIC’s increase in insurance of deposit accounts, some depositors spread funds to other financial institutions to reduce their risk of loss on uninsured deposits following the collapse of several major banks. However, during the quarter ended December 31, 2008, deposit rates in the marketplace began to pull back in conjunction with the additional 200 basis point decrease in the federal funds rate. By December 2008, the Bank’s deposit flows turned positive as the competition lowered their rates bringing them in line with those offered by the Bank.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and to the extent that maturing deposits do not remain with the Bank, management may replace the funds with advances. At December 31, 2008, the Bank had $696.8 million of certificates of deposits maturing in one year compared to $710.0 million at June 30, 2008. The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit of $200.0 million or by taking additional short-term or long-term advances. The Bank borrowed $200.0 million during the six months ended December 31, 2007, to replenish liquidity previously depleted by loan originations and deposit outflows and to make cash available for potential implementation of growth and diversification strategies related to execution of the Company’s business plan. Except for $5.0 million drawn against the Bank’s overnight line of credit for four days, there was no need to borrow during the most recent quarter; therefore, the Bank did not renew a $3.0 million advance, which matured in December 2008. Additional borrowings are an option available to management if funding needs change or to lengthen liabilities. Most of the Bank’s mortgage-backed and non-mortgage-backed securities are held in safekeeping at the FHLB of New York and available to be pledged as collateral if necessary.

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Federal Savings Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At December 31, 2008, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2008, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision (the “OTS”).

The following table sets forth the Bank’s capital position at December 31, 2008, as compared to the minimum regulatory capital requirements:

	December 31, 2008 (Unaudited)
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital
(to risk-weighted assets)	$361,212	38.41%	$75,234	8.00%	$94,042	10.00%

Tier 1 Capital
(to risk-weighted assets)	$356,138	37.87%	—	—	$56,425	6.00%

Core (Tier 1) Capital
(to adjusted total assets)	$356,138	18.27%	$77,990	4.00%	$97,487	5.00%

Tangible Capital
(to adjusted total assets)	$356,138	18.27%	$29,246	1.50%	—	—

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

As illustrated in the tables below, the Bank’s NPV would be positively impacted by a decrease in market rates of interest. Conversely, the Bank’s NPV would be negatively impacted by an increase in interest rates. An increase in rates would negatively impact the Bank’s NPV as a result of the duration of assets, primarily fixed rate residential mortgage loans being longer than the duration of liabilities, primarily deposits accounts and FHLB advances. As interest rates rise, the market value of fixed rate loans declines due to both higher discount rates and slowing loan prepayments. In response to the falling interest rate environment, management has been reviewing the terms of the Bank’s liabilities, primarily certificates of deposit and FHLB advances. Opportunities for adding longer term funding are being considered, but depositors are reluctant to extend certificates of deposit maturities beyond one year expecting that interest rates will eventually increase and under the FDIC’s current proposal, deposit insurance assessment rates could be further increased if an institution’s FHLB advances exceed 15% of deposits.

The following tables present the results of management’s internal analysis and set forth the Bank’s NPV as of December 31 and September 30, 2008, respectively.

	At December 31, 2008
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	270,379	-142,071	-34%	15.04%	-568 bps
+200 bps	325,262	-87,188	-21%	17.44%	-328 bps
+100 bps	375,999	-36,451	-9%	19.46%	-126 bps
0 bps	412,450	-	-	20.72%	-

(1) The -100 bp and -200 bp scenarios are not shown due to the low prevailing interest rate environment.

	At September 30, 2008
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	233,209	-156,787	-40%	13.44%	-666 bps
+200 bps	288,166	-101,830	-26%	16.00%	-410 bps
+100 bps	345,255	-44,742	-11%	18.45%	-165 bps
0 bps	389,996	-	-	20.10%	-
-100 bps	419,536	+29,540	+8%	20.97%	+87 bps
-200 bps	429,414	+39,417	+10%	21.01%	+90 bps

Between linked quarters, the Bank’s NPV increased on a dollar basis but decreased in terms of interest rate sensitivity.

The Bank’s NPV at par increased $22.5 million to $412.5 million at the quarter ended December 31, 2008 from $390.0 million at the quarter ended September 30, 2008, due primarily to increases in portfolio market values for real estate loans and mortgage-backed securities between linked quarters. Contributing to the improvement in NPV across each incremental rate increase in the table was the overall shift upward of the yield curve resulting from falling interest rates during the quarter ended December 31, 2008. The Bank’s NPV was $412.5 million or 20.7% of the market value of portfolio assets as of December 31, 2008, an increase from $390.0 million or 20.1% as of September 30, 2008. Based on the assumptions used in the model, an immediate 200 basis point increase in market interest rates would result in a negative $87.2 million or 21% change from par at December 31, 2008, compared to a negative $101.8 million or 26% change from par at September 30, 2008. Between linked quarters, NPV as a percentage of portfolio assets decreased 328 basis points or 17.4% at December 31, 2008, compared to 410 basis points or 16.0% decrease at September 30, 2008. Due to the low prevailing interest rate environment at December 31, 2008, the Bank did not measure the result of 100 or 200 basis point decreases in market interest rates.

Interest rate sensitivity declined for several reasons. There was a nominal increase in cash and cash equivalents between linked quarters. There was also a slight lengthening in the duration of interest sensitive assets due to the addition of predominately fixed rate mortgages and mortgage-backed securities during the current quarter. Also contributing to the decrease in sensitivity was higher prepayment assumptions due to the continuing precipitous decline in market interest rates during the current quarter, reversing the trend of moderating prepayment speeds, notwithstanding lower discount rates at the time. The tight credit conditions that negatively impacted mortgage refinancing activity over both periods are expected to relax during the remainder of the fiscal year ending June 30, 2009.

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

At December 31, 2008, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended June 30, 2008, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2008	265,200	$11.66	265,200	533,003
November 1-30, 2008	373,100	$11.63	373,100	159,903
December 1-31, 2008	19,700	$11.38	19,700	140,203
Total	658,000	$11.63	658,000	140,203

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

The Annual Meeting of Stockholders (the “Meeting”) of the Company was held on October 27, 2008. There were outstanding and entitled to vote at the Meeting 72,737,500 and 70,450,703 shares, respectively, of Common Stock of the Company, including 50,916,250 shares held by Kearny MHC, the mutual holding company parent of the Company. Kearny MHC voted its shares in favor of all proposals. There were present at the meeting or by proxy the holders of 65,757,041 shares of Common Stock representing 90.4% of the total eligible votes to be cast. Proposal 1 was to elect three directors of the Company. Proposal 2 was to ratify the appointment of the independent auditor for the fiscal year ending June 30, 2009. The result of the voting at the Meeting is as follows:

	Proposal 1:
	Theodore J. Aanensen	FOR:	65,461,307	WITHHELD:	295,734
	Joseph P. Mazza	FOR:	65,459,691	WITHHELD:	297,350
	John F. Regan	FOR:	65,481,597	WITHHELD:	275,444

	Proposal 2:
	Ratification of the appointment of Beard Miller Company LLP as independent auditor.
		FOR:	65,613,595
		AGAINST:	84,302
		ABSTAIN:	59,144

ITEM 5.	Other Information

	None.

ITEM 6.	Exhibits

	The following Exhibits are filed as part of this report:

3.1	Charter of Kearny Financial Corp. (1)
3.2	By-laws of Kearny Financial Corp. (2)
4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
10.1	Employment Agreement between Kearny Federal Savings Bank and John N. Hopkins (2)
10.2	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (2)
10.3	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (2)
10.4	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
10.5	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)
10.6	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
10.7	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
10.8	Employment Agreement between Kearny Financial Corp. and John N. Hopkins (3)

10.9	Directors Consultation and Retirement Plan (1)
10.10	Benefit Equalization Plan (1)
10.11	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
10.12	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (4)
10.13	Kearny Federal Savings Bank Director Life Insurance Agreement (5)
10.14	Kearny Federal Savings Bank Executive Life Insurance Agreement (5)
10.15	Kearny Financial Corp. Directors Incentive Compensation Plan (6)
11.0	Statement regarding computation of earnings per share (Filed herewith).
31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
(2)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2008 (File No. 000-51093).
(3)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed June 19, 2008.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-K (File No. 333-130204).
(5)	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005 (File No. 000-51093).
(6)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on December 9, 2005 (File No. 000-51093).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date:	February 9, 2009	By:	/s/ John N. Hopkins
John N. Hopkins
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	February 9, 2009	By:	/s/ William C. Ledgerwood
William C. Ledgerwood
Senior Vice President and
Chief Financial Officer
(Principal financial officer)