Form 10-Q
period 2009-03-31
Kearny Financial Corp.
filed 2009-05-11
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004-3510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	973-244-4500

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 4, 2009.

$0.10 par value common stock - 69,530,300 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at March 31, 2009 and June 30, 2008 (Unaudited)	1

Consolidated Statements of Income for the Three Months and Nine Months
	Ended March 31, 2009 and 2008 (Unaudited)	2-3

Consolidated Statements of Changes in Stockholders’ Equity for the Nine
	Months Ended March 31, 2009 and 2008 (Unaudited)	4-6

Consolidated Statements of Cash Flows for the Nine
	Months Ended March 31, 2009 and 2008 (Unaudited)	7-8

	Notes to Consolidated Financial Statements	9-17

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	18-35

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	36-38

Item 4:	Controls and Procedures	39

PART II - OTHER INFORMATION		40-42

SIGNATURES		43

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	March 31,	June 30,
	2009	2008
Assets

Cash and amounts due from depository institutions	$25,414	$19,864
Interest-bearing deposits in other banks	146,455	111,859

Cash and Cash Equivalents	171,869	131,723

Securities available for sale (amortized cost $31,855 and $40,305)	27,532	38,183
Loans receivable, including net deferred loan costs of $1,259 and $1,276	1,057,008	1,027,790
Less allowance for loan losses	(6,435)	(6,104)

Net Loans Receivable	1,050,573	1,021,686

Mortgage-backed securities available for sale (amortized cost $677,327 and $726,037)	696,432	726,023
Mortgage-backed securities held to maturity (estimated fair value $3,905)	4,983	—
Premises and equipment	35,214	34,950
Federal Home Loan Bank of New York (“FHLB”) stock	12,716	13,076
Interest receivable	8,509	8,949
Goodwill	82,263	82,263
Bank owned life insurance	16,129	15,709
Deferred income tax assets, net	1,899	9,028
Other assets	1,272	1,449

Total Assets	$2,109,391	$2,083,039

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$49,672	$53,349
Interest-bearing	1,354,913	1,325,683

Total Deposits	1,404,585	1,379,032

Advances from FHLB	210,000	218,000
Advance payments by borrowers for taxes	6,043	5,849
Deferred income tax liabilities, net	1,039	—
Other liabilities	9,764	8,787

Total Liabilities	1,631,431	1,611,668

Stockholders’ Equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none issued
and outstanding	—	—
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares
issued; 69,530,300 and 70,489,003 shares outstanding, respectively	7,274	7,274
Paid-in capital	207,258	203,266
Retained earnings	309,264	307,186
Unearned Employee Stock Ownership Plan shares; 1,151,677 shares
and 1,260,783 shares, respectively	(11,517)	(12,608)
Treasury stock, at cost; 3,207,200 shares and 2,248,497 shares, respectively	(42,801)	(32,023)
Accumulated other comprehensive income (loss)	8,482	(1,724)

Total Stockholders’ Equity	477,960	471,371

Total Liabilities and Stockholders’ Equity	$2,109,391	$2,083,039

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,		,
	2009	2008	2009	2008

Interest Income:
Loans	$15,227	$13,906	$45,774	$41,014
Mortgage-backed securities	8,604	8,665	26,626	25,451
Securities:
Taxable	85	279	340	966
Tax-exempt	158	161	476	914
Other interest-earning assets	174	1,543	1,109	4,233

Total Interest Income	24,248	24,554	74,325	72,578

Interest Expense:
Deposits	8,681	10,650	27,483	32,874
Borrowings	2,091	2,293	6,454	5,058

Total Interest Expense	10,772	12,943	33,937	37,932

Net Interest Income	13,476	11,611	40,388	34,646

Provision for Loan Losses	208	—	317	94

Net Interest Income after Provision
for Loan Losses	13,268	11,611	40,071	34,552

Non-Interest Income:
Fees and service charges	319	334	1,087	996
Loss on sale of securities	—	(5)	(415)	—
Loss on impairment of securities	(570)	—	(570)	—
Miscellaneous	269	341	960	1,055

Total Non-Interest Income	18	670	1,062	2,051

Non-interest expenses:
Salaries and employee benefits	6,425	6,035	19,049	18,360
Net occupancy expense of
premises	1,159	1,001	3,161	2,793
Equipment	1,184	1,067	3,353	3,190
Advertising	133	186	738	592
Federal insurance premium	459	138	817	419
Amortization of intangible assets	7	11	22	230
Directors’ compensation	556	576	1,656	1,686
Miscellaneous	1,031	1,056	3,329	3,260

Total Non-Interest Expenses	10,954	10,070	32,125	30,530

Income Before Income Taxes	2,332	2,211	9,008	6,073
Income Taxes	1,028	(462)	3,730	994

Net Income	$1,304	$2,673	$5,278	$5,079

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net Income per Common
Share (EPS):
Basic	$0.02	$0.04	$0.08	$0.07
Diluted	0.02	0.04	0.08	0.07

Weighted Average Number of
Common Shares Outstanding:
Basic	67,984	68,625	68,211	68,718
Diluted	68,007	68,646	68,326	68,841

Dividends Declared Per Common
Share (Public)	$0.05	$0.05	$0.15	$0.15

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Nine Months Ended March 31, 2008

(In Thousands, Except Per Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income (Loss)	Total

Balance - June 30, 2007	71,143	$7,274	$197,976	$304,970	$(14,063)	$(24,361)	$(9,204)	$462,592

Comprehensive income:
Net income	—	—	—	5,079	—	—	—	5,079

Unrealized gain on securities available for sale,
net of deferred income tax expense of $8,015	—	—	—	—	—	—	12,954	12,954

Benefit plans, net of deferred income
tax expense of $315	—	—	—	—	—	—	473	473

Total Comprehensive income								18,506

ESOP shares committed to be released
(108 shares)	—	—	238	—	1,091	—	—	1,329

Dividends contributed for payment of ESOP loan	—	—	36	—	—	—	—	36

Stock option expense	—	—	1,431	—	—	—	—	1,431

Treasury stock purchases	(520)	—	—	—	—	(6,194)	—	(6,194)

Treasury stock reissued	5	—	(13)	—	—	76	—	63

Restricted stock plan shares earned (189 shares)	—	—	2,313	—	—	—	—	2,313

Tax effect from stock based
compensation	—	—	(15)	—	—	—	—	(15)

Cash dividends declared ($0.15/public share)	—	—	—	(2,776)	—	—	—	(2,776)

Balance - March 31, 2008	70,628	$7,274	$201,966	$307,273	$(12,972)	$(30,479)	$4,223	$477,285

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Nine Months Ended March 31, 2009

(In Thousands, Except Per Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	(Loss) Income	Total

Balance - June 30, 2008	70,489	$7,274	$203,266	$307,186	$(12,608)	$(32,023)	$(1,724)	$471,371

Comprehensive income:
Net income	—	—	—	5,278	—	—	—	5,278

Realized loss on securities available
for sale, net of income tax benefit of $170	—	—	—	—	—	—	245	245

Unrealized gain on securities available
for sale, net of deferred income tax
expense of $6,722	—	—	—	—	—	—	9,781	9,781

Benefit plans, net of deferred income
tax expense of $103	—	—	—	—	—	—	164	164

Total Comprehensive income								15,468

Adjustment to apply FASB
Statement No. 158 measurement date
provisions, net of income tax benefit of $34	—	—	—	(66)	—	—	16	(50)

Cumulative-effect adjustment to initially
apply EITF Issue No. 06-4	—	—	—	(480)	—	—	—	(480)

ESOP shares committed to be released (108 shares)	—	—	190	—	1,091	—	—	1,281

Dividends contributed for payment of
ESOP loan	—	—	56	—	—	—	—	56

Stock option expense	—	—	1,429	—	—	—	—	1,429

Treasury stock purchases	(959)	—	—	—	—	(10,778)	—	(10,778)

Restricted stock plan shares earned (189 shares)	—	—	2,315	—	—	—	—	2,315

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Nine Months Ended March 31, 2009

(In Thousands, Except Per Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	(Loss) Income	Total

Tax effect from stock based
compensation	—	—	2	—	—	—	—	2

Cash dividends declared ($0.15/public share)	—	—	—	(2,654)	—	—	—	(2,654)

Balance - March 31, 2009	69,530	$7,274	$207,258	$309,264	$(11,517)	$(42,801)	$8,482	$477,960

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2009	2008

Cash Flows from Operating Activities:
Net income	$5,278	$5,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,354	1,394
Net amortization of premiums, discounts and loan fees and costs	472	575
Deferred income taxes	1,201	(1,423)
Amortization of intangible assets	21	231
Amortization of benefit plans’ unrecognized net loss, net of gain
from curtailment	155	159
Provision for loan losses	317	94
Realized loss on sales of securities available for sale	415	—
Loss on other-than-temporary impairment of securities	570	—
Realized gain on sale of deposits	(132)	—
Realized loss on disposition of premises and equipment	9
Increase in cash surrender value of bank owned life insurance	(420)	(414)
ESOP, stock option plan and restricted stock plan expenses	5,025	5,073
Decrease (increase) in interest receivable	440	(684)
Decrease in other assets	160	1,338
(Decrease) increase in interest payable	(91)	893
Increase (decrease) in other liabilities	616	(551)

Net Cash Provided by Operating Activities	15,390	11,764

Cash Flows from Investing Activities:
Purchases of securities available for sale	—	(299)
Proceeds from sale of securities available for sale	7,325	48,476
Proceeds from calls and maturities of securities available for sale	35	656
Proceeds from repayments of securities available for sale	676	708
Purchase of loans	(30,087)	(50,343)
Net decrease (increase) in loans receivable	679	(36,655)
Purchases of mortgage-backed securities available for sale	(47,994)	(202,815)
Purchases of mortgage-backed securities held to maturity	(5,972)	—
Principal repayments on mortgage-backed securities available for sale	96,355	105,082
Principal repayments on mortgage-backed securities held to maturity	500	—
Additions to premises and equipment	(1,626)	(1,066)
Purchase of FHLB stock	(225)	(9,000)
Redemption of FHLB stock	585	472

Net Cash Provided by (Used in) Investing Activities	$20,251	$(144,784)

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2009	2008

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	$33,981	$(61,021)
Payment in connection with sale of deposits	(8,254)	—
Repayment of long-term FHLB advances	(8,000)	(10,488)
Long-term FHLB advances	—	200,000
Increase (decrease) in advance payments by borrowers for taxes	194	(94)
Dividends paid to minority stockholders of Kearny Financial Corp.	(2,696)	(2,794)
Purchase of common stock of Kearny Financial Corp. for treasury	(10,778)	(6,194)
Treasury stock reissued	—	63
Dividends contributed for payment of ESOP loan	56	36
Tax benefit (expense) from stock based compensation	2	(15)

Net Cash Provided by Financing Activities	4,505	119,493

Net Increase (Decrease) in Cash and Cash Equivalents	40,146	(13,527)

Cash and Cash Equivalents – Beginning	131,723	163,341

Cash and Cash Equivalents – Ending	$171,869	$149,814

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$2,539	$1,424

Interest	$34,028	$37,039

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiaries, Kearny Federal Savings Bank (the “Bank”) and Kearny Financial Securities, Inc., and the Bank’s wholly-owned subsidiaries, KFS Financial Services, Inc., Kearny Federal Investment Corp. and KFS Investment Corp. The Company conducts its business principally through the Bank. Management prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, including the elimination of all significant inter-company accounts and transactions during consolidation. In June 2008, Kearny Federal Investment Corp. was formally dissolved and its assets returned to its parent company, the Bank.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month and nine-month periods ended March 31, 2009, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Nine Months Ended
	March 31, 2009			March 31, 2009
			Per			Per
	Income	Share	Share	Income		Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$1,304			$5,278
Basic earnings per share,
income available to
common stockholders	$1,304	67,984	$0.02	$5,278	68,211	$0.08
Effect of dilutive securities:
Stock options	—	—		—	—
Restricted stock awards	—	23		—	115

	$1,304	68,007	$0.02	$5,278	68,326	$0.08

	Three Months Ended			Nine Months Ended
	March 31, 2008			March 31, 2008
			Per			Per
	Income	Share	Share	Income		Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$2,673			$5,079
Basic earnings per share,
income available to
common stockholders	$2,673	68,625	$0.04	$5,079	68,718	$0.07
Effect of dilutive securities:
Stock options	—	—		—	9
Restricted stock awards	—	21		—	123

	$2,673	68,646	$0.04	$5,079	68,841	$0.07

4. DIVIDEND WAIVER

During the three and nine months ended March 31, 2009, Kearny MHC, the federally chartered mutual holding company of the Company waived its right, in accordance with the non-objection previously granted by the Office of Thrift Supervision, to receive cash dividends of approximately $2.5 million and $7.6 million, respectively, declared on the shares of Company common stock it owns.

5. STOCK REPURCHASE PLANS

On April 23, 2008 the Company announced that the Board of Directors authorized a third stock repurchase plan to acquire up to 985,603 shares or 5% of the Company’s currently outstanding common stock held by persons other than Kearny MHC. During the quarter ended March 31, 2009, the Company purchased in the open market 140,203 shares at a cost of $1.6 million, or approximately $11.34 per share. This completed the repurchase plan with 985,603 shares purchased at a cost of $11.3 million, or approximately $11.50 per share.

On March 3, 2009, the Company announced that the Board of Directors authorized a fourth stock repurchase plan to acquire up to 936,323 shares or 5% of the Company’s currently outstanding common stock held by persons other than Kearny MHC. During the quarter ended March 31, 2009, the Company purchased in the open market 112,400 shares at a cost of $991,000, or approximately $8.82 per share.

6. BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

Service cost	$37	$40	$111	$119
Interest cost	89	81	265	244
Curtailment (Gain)	—	—	—	(35)
Amortization of unrecognized transition
obligation	11	11	33	33
Amortization of unrecognized past service
Liability	17	18	51	53
Amortization of unrecognized net actuarial loss	27	36	69	109

Net periodic benefit expense	$181	$186	$529	$523

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

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.

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

In addition, SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.

Those assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2009, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2009
	(In Thousands)
Securities available for
sale	$-	$26,487	$1,045	$27,532
Mortgage-backed
securities available
for sale	-	696,432	-	696,432

The fair values of securities available for sale is primarily determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The Company holds a trust preferred security with a par value of $1.0 million issued by a southeastern community bank, whose fair value has been determined by using Level 3 inputs. It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028. Generally management has been unable to obtain a market quote due to a lack of trading activity for this security; therefore, it has been valued using its call price, which is on a sliding scale adjusting lower each June 15th until 2018 when the call price settles at 100% of par. The aforementioned security was most recently re-priced as of June 15, 2008. Accordingly, there has been no activity in the balance of Level 3 securities during the quarter ended March 31, 2009.

Those assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2009, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2009
	(In Thousands)
Impaired loans	$-	$-	$892	$892

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Market value is measured based on the value of the collateral securing the loan and is classified at a Level 3 in the fair value hierarchy. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” with the fair value estimated using the market value of the collateral reduced by estimated disposal costs. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Impaired loans valued using Level 3 inputs had principal balances totaling $2.0 million at March 31, 2009 compared to $2.1 million at December 31, 2008 with valuation allowances of $1.2 million at both dates. During the quarter ended March 31, 2009 principal payments totaling $8,000 were received.

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

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods

(annual or interim) ending after November 15, 2008. The Company expects that FSP FAS 133-1 and FIN 45-4 will not have an impact on its consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance. Adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. FSP FAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP FAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP FAS 140-4 and FIN 46(R) are effective for reporting periods (annual or interim) ending after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20”. FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FASB SFAS No. 157, “Fair Value Measurements,” defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with SFAS No. 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4,“Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”(FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial

Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4,“Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

As a result of The Federal Deposit Insurance Reform Act of 2006, the FDIC is required to set the insurance fund’s reserve ratio at between 1.15% and 1.5% of insured deposits. Due to recent and projected future losses the insurance fund has fallen below 1.15% of insured deposits. On December 16,

2008, the FDIC Board of Directors approved the final rule on deposit insurance assessment rates for the quarter ended March 31, 2009. The rule raised assessment rates uniformly by seven basis points (annualized) for the quarter ended March 31, 2009 only, such that the Bank’s assessment rate increased from five basis points to 12 basis points. On February 27, 2009, the FDIC Board of Directors voted to amend the restoration plan. The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk. Under the final rule, banks in the best risk category will pay initial base rates ranging from 12 basis points to 16 basis points on an annual basis, beginning April 1, 2009. Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the FDIC’s loss in the event of failure without providing additional assessment revenue.

Comparison of Financial Condition at March 31, 2009 and June 30, 2008

Total assets increased $26.4 million to $2.11 billion at March 31, 2009 from $2.08 billion at June 30, 2008. The increase in total assets was due primarily to increases in cash and cash equivalents and net loans receivable, partially offset by decreases in non-mortgage-backed securities and mortgage-backed securities.

Cash and cash equivalents, consisting primarily of interest-bearing deposits in other banks increased $40.2 million to $171.9 million at March 31, 2009 from $131.7 million at June 30, 2008. During the quarters ended September 30 and December 31, 2008 liquidity decreased as cash and cash equivalents were redeployed to fund loan originations, loan purchases or deposit outflows. However, by December cash and cash equivalents began to increase as the competition reduced their deposit account rates bringing them in line with those offered by the Bank. Despite several rounds of interest rate cuts by the Bank during the quarter ended March 31, 2009, deposits continued to increase as loan demand declined contributing to a significant increase in cash and cash equivalents. With the federal funds rate hovering between 0.00% and 0.25% the average yield on cash and cash equivalents was only 1.08% during the first nine months of the fiscal year. At March 31, 2009, interest-bearing deposits included $29.6 million on deposit with a money center bank and $116.8 million on deposit with the FHLB of New York. Management routinely transfers funds between the two depository institutions to maximize the return on the funds, with the former pricing off of 30-day Libor and the latter off of the federal funds rate.

Non-mortgage-backed securities, all of which are classified as available for sale, decreased $10.7 million to $27.5 million at March 31, 2009 compared to $38.2 million at June 30, 2008. The decrease resulted primarily from the redemption-in-kind of the AMF Ultra Short Mortgage Fund (the “AMF Fund”) as well as principal repayments and a $2.2 million decrease in the fair value of the portfolio. The shares of the AMF Fund, which management redeemed for the underlying securities, were written down to fair value as of the trade date resulting in a pre-tax charge to earnings of $415,000 during the quarter ended September 30, 2008. Following the redemption-in-kind, the underlying securities were reclassified as mortgage-backed securities held to maturity. At March 31, 2009, the non-mortgage-backed securities portfolio consisted of $4.7 million of Small Business Loan (“SBA”) pass-through certificates, $18.3 million of municipal bonds and $4.5 million of single issue trust preferred securities with amortized costs of $4.8 million, $18.2 million and $8.8 million, respectively. The net unrealized loss for this portfolio was $4.3 million as of March 31, 2009. Management has concluded based on its evaluation of this portfolio that no other-than-temporary impairment is present for individual securities in a loss position at March 31, 2009. Four of the five trust preferred securities were issued by two money center banks and carried investment grade ratings as of March 31, 2009 according to the three major rating agencies. The fifth security was issued by a southeastern community bank and not rated. (See Note 7 to consolidated financial statements.)

Loans receivable, net of deferred fees and costs and the allowance for loan losses, increased $28.9 million to $1.05 billion at March 31, 2009 from $1.02 billion at June 30, 2008. Generally, during the quarter ended March 31, 2009, lending activity was significantly lower than the two prior quarters. Since management has allowed loan rates to lag the market, the Bank did not experience the same level of refinancing activity as other lenders. During the quarter ended March 31, 2009, loan originations and loan purchases totaled $26.2 million and $-0-, respectively, compared to $33.7 million and $3.1 million, respectively, during the quarter ended December 31, 2008 and $65.0 million and $27.0 million, respectively, during the quarter ended September 30, 2008. As the economic downturn became more firmly entrenched, residential lending activity dropped off significantly but commercial lending remained relatively active over the nine months since June 30, 2008. Residential first mortgages, home equity loans and home equity lines of credit increased in the aggregate $47.0 million during the quarter ended September 30, 2008 and decreased $771,000 and $36.5 million during the quarters ended December 31, 2008 and March 31, 2009, respectively. Nonresidential mortgages, multi-family mortgages and commercial business loans increased in the aggregate $5.2 million, $5.3 million and $6.5 million during the quarters ended September 30 and December 31, 2008 and March 31, 2009, respectively. Residential first mortgages, home equity loans and home equity lines of credit totaled $832.8 million at March 31, 2009 compared to $823.1 million at June 30, 2008. Nonresidential mortgages, multi-family mortgages and commercial business loans totaled $204.3 million at March 31, 2009 compared to $187.3 million at June 30, 2008. Balances outstanding on construction loans increased $2.0 million to $14.1 million at March 31, 2009 compared to $12.1 million at June 30, 2008. Construction loans, gross, were virtually unchanged at $21.4 million at March 31, 2009 compared to $21.1 million at June 30, 2008. The distribution of collateral types of construction loans, gross, at March 31, 2009 was $16.9 million of residential first mortgages and $4.5 million of nonresidential mortgages. Other loan categories totaled $4.5 million at March 31, 2009 compared to $4.0 million at June 30, 2008. Notwithstanding that management continues to adhere to reasonably disciplined loan pricing, residential loan applications began to increase early in the quarter ending June 30, 2009. Commercial lending is expected to continue at a satisfactory level.

Mortgage-backed securities available for sale, all of which are government agency pass-through certificates, decreased $29.6 million to $696.4 million at March 31, 2009 compared to $726.0 million at June 30, 2008. The decrease resulted from principal repayments and maturities partially offset by a $19.1 million increase in the fair value of the portfolio and purchases of $48.0 million, which for the most part were 30-year fixed-rate Community Reinvestment Act (“CRA”) eligible issues used to meet CRA investment requirements. The net unrealized gain for this portfolio was $19.1 million as of March 31, 2009. Management has concluded based on its evaluation of this portfolio that no other-than-temporary impairment is present for individual securities in a loss position at March 31, 2009. Cash flows from the portfolio were used to fund loan originations, loan purchases or deposit outflows during the first six months of the fiscal year, but contributed to the increase in cash and cash equivalents during the quarter ended March 31, 2009.

Mortgage-backed securities held to maturity totaled $5.0 million at March 31, 2009 compared to none at June 30, 2008. Due to a continuing decline in the net asset value of the AMF Fund, the Company decided in July 2008 to withdraw its investment in this mutual fund by invoking a redemption-in-kind option after the fund’s manager instituted a temporary prohibition against cash redemptions. As a result of the redemption-in-kind, the Bank received its pro-rata share of cash assets and the mortgage-backed securities in the fund, which totaled approximately $1.2 million and $6.8 million in par value, respectively. Approximately 90% of the mortgage-backed securities are collateralized mortgage obligations, a mix of agency and private label issues. Upon redemption, this portfolio was written down to fair value and classified as held-to-maturity. A recent analysis of the private label collateralized mortgage obligations resulted in the conclusion that securities having an aggregate amortized cost of $803,000 and fair value of $233,000 at March 31, 2009 were other-than-temporarily impaired.

Accordingly, a pre-tax charge to earnings of $570,000 was recorded. At March 31, 2009, the Bank owned additional private label collateralized mortgage obligations having an amortized cost of $2.8 million and fair value of $1.6 million which the analyses indicated were not other-than-temporarily impaired. The fair value of the entire portfolio of mortgage-backed securities held to maturity decreased to $3.9 million at March 31, 2009 compared to $5.2 million as September 30, 2008.

Premises and equipment increased $264,000 to $35.2 million at March 31, 2009 from $34.9 million at June 30, 2008 due primarily to renovations in the Fairfield administrative building to accommodate the relocation of the Company’s commercial lending department from the Bank’s retail branch building in Wood-Ridge, New Jersey. FHLB of New York capital stock decreased $360,000 to $12.7 million at March 31, 2009 due to a reduction in borrowings over the first nine months of the fiscal year. Bank owned life insurance increased $420,000, to $16.1 million at March 31, 2009 due to an increase in the cash surrender value of the underlying insurance policies. Deferred income tax assets, net, decreased $7.1 million to $1.9 million at March 31, 2009 due primarily to increased deferred tax liabilities related to increased unrealized gains on available for sale securities.

Deposits increased $25.6 million to $1.40 billion at March 31, 2009 from $1.38 billion at June 30, 2008. During the quarters ended September 30 and December 31, 2008 and March 31, 2009, deposits decreased $30.0 million and increased $2.3 million and $53.3 million, respectively. During the nine months ended March 31, 2009 interest-bearing demand deposits increased $7.7 million to $159.3 million, savings deposits decreased $7.8 million to $292.6 million, certificates of deposit increased $29.4 million to $903.0 million and non-interest-bearing demand deposits decreased $3.7 million to $49.7 million. During the first two quarters of the fiscal year, the Bank continued to price deposit interest rates at levels management considered to be reasonably competitive in the marketplace. Management determined that there was no need to increase interest rates to attract deposits due to adequate cash flows from investing activities to fund loan demand and deposit outflows. Early in the fiscal year, deposit pricing in the marketplace was reasonably disciplined, but there continued to be fierce competition for certificates of deposit and interest-bearing demand deposits emanating from those financial institutions receiving negative publicity due to asset quality problems. Also contributing to the competition for deposits, some financial institutions were attempting to lock in depositors at current interest rates for longer terms as a hedge against future rate increases and, notwithstanding the FDIC’s increase in insurance of deposit accounts, some depositors spread funds to other financial institutions to reduce their risk of loss on uninsured deposits following the collapse of several major banks. During the quarter ended December 31, 2008, deposit rates in the marketplace began to pull back in conjunction with the additional 200 basis point decrease in the federal funds rate. By December 2008, the Bank’s deposit flows turned positive as the competition lowered their rates bringing them in line with those offered by the Bank. Since there was little demand for loans and virtually no return on cash and cash equivalents, management attempted to slow deposit inflows by cutting the Bank’s deposit pricing several times, particularly for certificates of deposit. Nevertheless, deposits continued to build throughout the quarter ended March 31, 2009. Retail deposit rates have fallen to a level where for the first time in a number of years, depositors are beginning to lengthen the maturities on the certificates of deposit to improve the yield. In October 2008, the Bank’s Franklin Lakes, New Jersey retail branch was closed upon expiration of its lease and the deposits transferred to the nearby Wyckoff branch. In December 2008, $8.6 million of deposits in the Irvington, New Jersey branch were sold to another financial institution.

FHLB advances decreased $8.0 million to $210.0 million at March 31, 2009 from $218.0 million at June 30, 2008. For the most part there was no need to borrow during the first nine months of the fiscal year; therefore, the Bank repaid advances totaling $8.0 million with a weighted average cost of 5.47%.

During the nine months ended March 31, 2009, stockholders’ equity increased $6.6 million to $478.0 million from $471.4 million at June 30, 2008. The increase was primarily the result of a $10.2 million increase in accumulated other comprehensive income, net of income taxes, for the most part mark-to-market adjustments to the available for sale non-mortgage-backed securities and mortgage-backed securities portfolios as well as benefit plan related adjustments to equity per SFAS No.158. Also contributing to the increase was net income of $5.3 million, $1.3 million of Employee Stock Ownership Plan (“ESOP”) shares earned, $2.3 million of restricted stock plan shares earned, an adjustment to equity of $1.4 million for expensing stock options and miscellaneous adjustments totaling $58,000. Partially offsetting these increases were adjustments to initially apply two new accounting pronouncements (both related to benefit plans), which resulted in a net decrease in stockholders’ equity of $530,000, a $10.8 million increase in treasury stock due to the purchase of 958,703 shares of the Company’s common stock and cash dividends of $2.7 million or $0.15 per share, declared for payment to minority shareholders.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General. Net income for the quarter ended March 31, 2009 was $1.3 million or $0.02 per diluted share, a decrease of $1.4 million from $2.7 million or $0.04 per diluted share for the quarter ended March 31, 2008. The decrease in net income year-over-year resulted primarily from increases in non-interest expense and income taxes as well as increases in impairment losses on securities and provision for loan losses and a decrease in non-interest income (excluding loss on securities), partially offset by an increase in net interest income.

Net Interest Income.Net interest income for the quarter ended March 31, 2009 was $13.5 million, an increase of $1.9 million compared to $11.6 million for the quarter ended March 31, 2008. Net interest income increased year-over-year due to a decrease in interest expense, partially offset by a decrease in interest income.

The Company’s net interest rate spread increased 54 basis points to 2.31% during the quarter ended March 31, 2009 from 1.77% during the quarter ended March 31, 2008. The 525 basis point reduction in the federal funds rate between September 2007 and December 2008 has had a significant effect on the Company’s cost of funds and yield on earning assets. The Bank has been consistently liability sensitive, which is an advantage in a falling interest rate environment. As a result, the Bank’s cost of funds declined more rapidly than the yield on earning assets. Year-over-year, the yield on average interest-earning assets decreased 13 basis points to 5.09% while the cost of average interest-bearing liabilities decreased 67 basis points to 2.78%. The average yield on earning assets decreased due to decreases in the yields on average loans receivable, non-mortgage-backed securities and other interest-earning assets, partially offset by an increase in the yield on average mortgage-backed securities. During the same period, the average cost of funds decreased due to decreases in both the cost of average interest-bearing deposits and the cost of average borrowed money. There is the possibility that the decline in the yield on earning assets will accelerate relative to the decline in the cost of funds due to the accumulation of cash and cash equivalents pressuring the net interest rate spread during the quarter ending June 30, 2009.

The Company’s net interest margin increased 36 basis points to 2.83% during the quarter ended March 31, 2009, compared to 2.47% during the quarter ended March 31, 2008. The ratio of average interest-earning assets to average interest-bearing liabilities was 123.1% during the quarter ended March 31, 2009, compared to 125.2% during the quarter ended March 31, 2008. Average interest-earning assets during the quarter ended March 31, 2009 were $1.91 billion, an increase of $26.2 million compared to $1.88 billion during the quarter ended March 31, 2008. Year-over-year, the increase in average interest-earning assets resulted from a significant increase in average loans receivable, partially offset by decreases in average mortgage-backed securities, non-mortgage-backed securities and other interest-earning assets. Average interest-bearing liabilities during the quarter ended March 31, 2009 were $1.55 billion, an increase of $46.9 million compared to $1.50 billion during the quarter ended March 31, 2008.

Interest Income. Total interest income decreased $306,000 to $24.2 million during the quarter ended March 31, 2009, from $24.6 million during the quarter ended March 31, 2008. The decrease in interest income resulted from decreases in interest from mortgage-backed securities, non-mortgage-backed securities and other interest-earning assets, partially offset by an increase in interest on loans receivable.

Interest income from loans receivable increased $1.3 million to $15.2 million during the quarter ended March 31, 2009, from $13.9 million during the quarter ended March 31, 2008 due to growth in the portfolio, partially offset by a decrease in average yield. Average loans receivable increased $111.5 million to $1.07 billion during the quarter ended March 31, 2009, compared to $961.4 million during the quarter ended March 31, 2008. The decline in interest rates since September 2007 contributed to a decrease in the average yield on loans receivable, which decreased 11 basis points to 5.68% during the quarter ended March 31, 2009, compared to 5.79% during the quarter ended March 31, 2008. The average yield has been decreasing as higher coupon mortgages are replaced by new loans with lower coupons. Also contributing to the decrease in the loan portfolio’s yield year-over-year was the increase in average residential first mortgages, home equity loans and home equity lines of credit relative to higher yielding nonresidential and multi-family mortgages and commercial business loans. During the quarter ended March 31, 2009, average residential first mortgages, home equity loans and home equity lines of credit totaled $854.2 million, an increase of $98.6 million from $755.6 million during the quarter ended March 31, 2008. By comparison, average nonresidential and multi-family mortgages and commercial business loans totaled $198.8 million during the quarter ended March 31, 2009, an increase of $10.6 million from $188.2 million during the quarter ended March 31, 2008.

Interest income from mortgage-backed securities decreased $61,000 to $8.6 million during the quarter ended March 31, 2009, compared to $8.7 million during the quarter ended March 31, 2008 due to a decrease in average mortgage-backed securities, partially offset by an increase in the average yield. Average mortgage-backed securities decreased $8.5 million to $685.3 million during the quarter ended March 31, 2009, compared to $693.8 million during the quarter ended March 31, 2008. The decrease in average mortgage-backed securities year-over-year was attributed to management’s decision to minimize the reinvestment of cash flows back into the portfolio due to the low interest rate environment. The average yield on mortgage-backed securities increased two basis points to 5.02% during the quarter ended March 31, 2009, from 5.00% during the quarter ended March 31, 2008. For the most part, discount accretion attributed to the addition of the mortgage-backed securities from the AMF Fund during the quarter ended September 30, 2008 was responsible for the increase in the average yield, however, the average yield has been decreasing recently due to an increase in prepayments within the underlying mortgage portfolios as refinancing activity accelerates.

Interest income from non-mortgage-backed securities decreased $197,000 to $243,000 during the quarter ended March 31, 2009, from $440,000 during the quarter ended March 31, 2008 due to a decrease in average securities as well as a decrease in the average yield. Average non-mortgage-backed securities decreased $9.6 million to $31.9 million during the quarter ended March 31, 2009, compared to $41.5 million during the quarter ended March 31, 2008. Average taxable securities decreased $9.2 million to $13.7 million during the quarter ended March 31, 2009 from $22.9 million during the quarter ended March 31, 2008 due primarily to the redemption-in-kind of the AMF Fund, which resulted in the reclassification of the underlying mortgage-backed instruments to mortgage-backed securities during the quarter ended September 30, 2008. Average tax-exempt securities decreased $470,000 to $18.2 million during the quarter ended March 31, 2009 from $18.6 million during the quarter ended March 31, 2008 due primarily to the sale of municipal bonds during the prior quarter. The average yield on non-mortgage-backed securities fell 119 basis points from 4.23% during the quarter ended March 31, 2008 to 3.04% during the quarter ended March 31, 2009 with the average yield on taxable securities decreasing 239 basis points to 2.47%, partially offset by a two basis point increase to 3.48% in the average yield on tax-exempt securities, year-over-year. Contributing to the decrease in the average yield on taxable securities was the effect of falling interest rates on SBA variable-rate pass-through certificates and variable-rate trust preferred securities as well as the redemption-in-kind of the AMF Fund.

Interest income from other interest-earning assets decreased $1.4 million to $174,000 during the quarter ended March 31, 2009 from $1.5 million during the quarter ended March 31, 2008. The decrease was due to decreases in average other interest-earning assets, primarily interest-earning deposits, and in the average yield on those deposits. Average other interest-earning assets decreased $67.1 million to $117.3 million during the quarter ended March 31, 2009 from $184.4 million during the quarter ended March 31, 2008. Year-over-year, average interest-earning deposits decreased $66.9 million to $104.4 million during the quarter ended March 31, 2009 from $171.3 million during the quarter ended March 31, 2008. Average FHLB capital stock decreased $188,000 to $12.9 million during the quarter ended March 31, 2009 from $13.1 million during the quarter ended March 31, 2008. Following the addition of $200.0 million in FHLB advances during the six months ended December 31, 2007, cash and cash equivalents were redeployed to fund loan originations and purchases resulting in the decrease in average other interest-earning assets until cash and cash equivalent began to build beginning in December 2008 and during the reporting quarter thereafter. The 525 basis point reduction in the federal funds rate between September 2007 and December 2008 was primarily responsible for the decrease in the yield on average other interest-earning assets, which fell 276 basis points from 3.35% to 0.59%.

Interest Expense. Interest expense decreased $2.1 million to $10.8 million during the quarter ended March 31, 2009 compared to $12.9 million during the quarter ended March 31, 2008 due to decreases in interest expense attributed to both deposits and borrowings.

Interest expense attributed to deposits decreased $2.0 million to $8.7 million during the quarter ended March 31, 2009 from $10.7 million during the quarter ended March 31, 2008. The decrease resulted primarily from a decrease in the average cost of deposits, partially offset by an increase in average interest-bearing deposits. The average cost of interest-bearing deposits decreased 74 basis points to 2.60% during the quarter ended March 31, 2009, compared to 3.34% during the quarter ended March 31, 2008 due primarily to the decrease in the average cost of certificates of deposit. Average interest-bearing deposits increased $59.7 million to $1.33 billion during the quarter ended March 31, 2009 from $1.27 billion during the quarter ended March 31, 2008. Year-over-year, average interest-bearing demand deposit accounts increased $8.5 million to $157.1 million due primarily to an increase in tiered money market deposit accounts, while their average cost decreased 41 basis points to 1.30%, in conjunction with the decline in short-term interest rates. Average savings accounts decreased $9.9 million to $289.6 million, while their average cost decreased two basis points to 1.04%. Average certificates of deposit increased $61.1 million to $887.9 million, while their average cost decreased 112 basis points to 3.34%. Since there was little demand for loans and virtually no return on cash and cash equivalents, management attempted to slow deposit inflows during the quarter ended March 31, 2009 by cutting the Bank’s deposit pricing several times, particularly for certificates of deposit. Nevertheless, deposits continued to build during the reporting period. At March 31, 2009, approximately 81.3% of certificates of deposit mature within one year but retail deposit rates have fallen to a level where for the first time in a number of years, depositors are beginning to lengthen the maturities on their certificates of deposit to improve the yield. Given the Bank’s liability sensitive interest rate risk profile, further reductions in the Bank’s cost of deposits are possible to the extent maturing certificates of deposit re-price lower.

Interest expense attributed to FHLB advances decreased $202,000 to $2.1 million during the quarter ended March 31, 2009 from $2.3 million during the quarter ended March 31, 2008. The decrease resulted from decreases in both average borrowings and the average cost of borrowings. Average borrowings decreased $12.7 million to $214.6 million during the quarter ended March 31, 2009 from $227.3 million during the quarter ended March 31, 2008. The average cost of borrowings decreased 14 basis points to 3.90% during the quarter ended December 31, 2008 from 4.04% during the quarter ended March 31, 2008. Due to the Bank’s excess liquidity, management repaid maturing advances totaling $8.0 million with a weighted average cost of 5.47% since the comparative quarter.

Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio as required by GAAP and regulatory guidelines. We establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment

There was a provision for loan losses of $208,000 recorded during the quarter ended March 31, 2009 compared to no provision during the quarter ended March 31, 2008. The provision during the reporting period resulted from adjustments to the environmental factors component of the Bank’s analysis of probable losses to reflect current economic conditions.

Non-performing loans were $7.5 million or 0.71% of total loans of $1.056 billion at March 31, 2009. By comparison, non-performing loans were $7.7 million or 0.71% of total loans of $1.085 billion at December 31, 2008 and $1.4 million or 0.15% of total loans of $952.3 million at March 31, 2008. With respect to all delinquent loans, total delinquencies decreased $3.7 million from $15.5 million or 1.42% of total loans at December 31, 2008 to $11.8 million or 1.12% of total loans at March 31, 2009. Charge-offs during the quarters ended March 31, 2009, December 31 and March 31, 2008 were $2,000, $2,000 and $8,000, respectively, but as a percentage of average loans, charge-offs were effectively zero percent during all three quarters. There were no recoveries recorded during any of the comparative quarters. The allowance for loan losses as a percentage of total loans outstanding was 0.61% at March 31, 2009, 0.57% at December 31, 2008 and 0.64% at March 31, 2008, reflecting an allowance balance of $6.4 million, $6.2 million and $6.1 million, respectively, at the close of each quarter.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2009 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income, excluding losses on securities, decreased $87,000 to $588,000 during the quarter ended March 31, 2009 compared to $675,000 during the quarter ended March 31, 2008. Year-over-year fees and service charges and miscellaneous income decreased $15,000 and $72,000, respectively. The decrease in miscellaneous income resulted primarily from a $48,000 decrease in income from the Bank’s official check clearing agent. The clearing agent is no longer able to compensate its clients at a meaningful level for use of the float on official checks due to significant losses in its mortgage-backed securities portfolio.

The Company determined that during the quarter ended March 31, 2009, that it would take a non-cash pre-tax charge to earnings of approximately $570,000 as a result of an other-than-temporary impairment in the value of certain private label collateralized mortgage obligations in the Bank’s held to maturity portfolio. The after-tax cost is approximately $336,000. By comparison there was a $5,000 loss on sale recorded during the quarter ended March 31, 2008.

Non-Interest Expense. Non-interest expense increased $884,000 or 8.8%, to $11.0 million during the quarter ended March 31, 2009, from $10.1 million during the quarter ended March 31, 2008. Year-over-year the increase in non-interest expense was primarily the result of increases in salaries and employee benefits expense, net occupancy expense of premises and federal insurance premium expense. All other elements of non-interest expense increased in the aggregate by $15,000, or 0.5%.

Salaries and employee benefits expense increased $390,000 to $6.4 million during the quarter ended March 31, 2009 compared to $6.0 million during the quarter ended March 31, 2008. The increase in salaries and employee benefits expense was due primarily to a $388,000 increase in benefits expense to $1.1 million, which resulted from a non-recurring dividend of $253,000 the Bank received from its health insurance carrier during the earlier quarter as well as the year-over-year increase in health insurance costs. Compensation expense increased $169,000 to $3.7 million year-over year due primarily to normal salary increases in January 2009 and additions to the staff during 2008. There was a $167,000 reduction in pension plan expense to $70,000 year-over-year. While awaiting the valuation report for Bank’s defined benefit plan for the year ending June 30, 2009, management continued to accrue pension plan expense at a level commensurate with the expense recorded during the year ended June 30, 2008. Upon receipt of the valuation report in November 2008, it was determined that the estimate was high and accrued pension expense was adjusted accordingly.

Net occupancy expense of premises increased $158,000 to $1.2 million during the quarter ended March 31, 2009 from $1.0 million during the quarter ended March 31, 2008. The increase in net occupancy expense of premises was attributed primarily to an $112,000 increase in repairs and maintenance expense to $380,000, which resulted from the increased cost of snow removal during the most recent winter months.

Federal insurance premium expense, which includes the FDIC’s assessment for deposit insurance increased $321,000 to $459,000 during the quarter ended March 31, 2009 from $138,000 during the quarter ended March 31, 2008 due primarily to an increase in the assessment rate. The FDIC’s final rule for the quarter ended March 31, 2009 raised the assessment rate for the most highly rated institutions to between 12 and 14 basis points, which increased the Bank’s assessment rate five basis points to 12 basis points (annualized). The FDIC proposes to increase deposit insurance assessment rates for the most highly rated institutions to between 12 and 16 basis points thereafter.

Provision for Income Taxes. The provision for income taxes increased $1.5 million to $1.0 million during the quarter ended March 31, 2009 from a benefit of $462,000 during the quarter ended March 31, 2008. The Company’s effective tax rate was approximately 44.1% during the quarter ended March 31, 2009. Year-over-year the increase in income taxes was due primarily to an increase in pre-tax income as well as a $1.2 million income tax benefit recognized during the quarter ended March 31, 2008 attributable to the reversal of a previously established valuation allowance. Also contributing to the higher effective tax rate, year-over-year was the dissolution of the Bank’s New Jersey investment subsidiary in June 2008, which eliminated the favorable state tax rate on investment income generated by the subsidiary.

Comparison of Operating Results for the Nine Months Ended March 31, 2009 and 2008

General. Net income for the nine months ended March 31, 2009 was $5.3 million, or $0.08 per diluted share; an increase of $199,000 compared to $5.1 million, or $0.07 per diluted share for the nine months ended March 31, 2008. The increase in net income year-over-year resulted primarily from an increase in net interest income, partially offset by increases in impairment losses on securities, non-interest expense and income taxes as well as an increase in provision for loan losses and a decrease in non-interest income (excluding loss on securities).

Net Interest Income.Net interest income for the nine months ended March 31, 2009 was $40.4 million, an increase of $5.8 million compared to $34.6 million for the nine months ended March 31, 2008. Net interest income increased year-over-year due to an increase in interest income and a decrease in interest expense.

The Company’s net interest rate spread increased 47 basis points to 2.25% during the nine months ended March 31, 2009 from 1.78% during the nine months ended March 31, 2008. The 525 basis point reduction in the federal funds rate between September 2007 and December 2008 has had a significant effect on the Company’s cost of funds and return on earning assets. The Bank’s cumulative gap position or timing mismatch of potential re-pricing of assets and liabilities continues to be liability sensitive. As a result, the Bank’s cost of funds declined more rapidly than the yield on its earning assets. However, that trend began to change during the quarter ended March 31, 2009 such that there is the possibility that the decline in the yield on earning assets will accelerate relative to the decline in the cost of funds due to the accumulation of cash and cash equivalents pressuring the net interest spread during the quarter ending June 30, 2009. Year-over-year, the yield on average interest-earning assets decreased ten basis points to 5.21% while the cost of average interest-bearing liabilities decreased 57 basis points to 2.96%. The average return on earning assets decreased due to decreases in the yields on average loans receivable, non-mortgage-backed securities and other interest-earning assets, partially offset by an increase in the yield on average mortgage-backed securities. During the same period, the average cost of funds decreased due to decreases in both the cost of average interest-bearing deposits and the cost of average borrowed money. The Bank anticipates that there will be further reductions in the cost of funds to the extent maturing certificates of deposit re-price lower.

The Company’s net interest margin increased 29 basis points to 2.83% during the nine months ended March 31, 2009, compared to 2.54% during the nine months ended March 31, 2008. The ratio of average interest-earning assets to average interest-bearing liabilities was 124.5% during the nine months ended March 31, 2009, compared to 127.1% during the nine months ended March 31, 2008. Average interest-earning assets during the nine months ended March 31, 2009 were $1.90 billion, an increase of $81.3 million compared to $1.82 billion during the nine months ended March 31, 2008. Year-over-year, the increase in average interest-earning assets resulted from a significant increase in average loans receivable as well as mortgage-backed securities, partially offset by decreases in average non-mortgage-backed securities and other interest-earning assets. Average interest-bearing liabilities during the nine months ended March 31, 2009 were $1.53 billion, an increase of $95.2 million compared to $1.43 billion during the nine months ended March 31, 2008. Year-over-year, the increase in average interest-bearing liabilities resulted from increases in average interest-bearing deposits and average borrowed money. During the prior nine months, management considered FHLB advances to be a favorable alternative to certificates of deposit as a funding source given the interest rate environment at the time.

Interest Income. Total interest income increased $1.7 million to $74.3 million during the nine months ended March 31, 2009, from $72.6 million during the nine months ended March 31, 2008 due to an increase in average interest-earning assets, partially offset by a decrease in average yield. The increase in interest income resulted from increases in interest on loans receivable and mortgage-backed securities, partially offset by decreases in interest from non-mortgage-backed securities and other interest-earning assets.

Interest income from loans receivable increased $4.8 million to $45.8 million during the nine months ended March 31, 2009 from $41.0 million during the nine months ended March 31, 2008 due to growth in the portfolio, partially offset by a decrease in average yield. In keeping with the Company’s business plan, the loan portfolio continues to generate an increasing proportion of the Company’s interest income. Average loans receivable constituted 56.2% of average interest-earning assets during the nine months ended March 31, 2009, compared to 51.6% during the nine months ended March 31, 2008. Average loans receivable increased $129.0 million to $1.07 billion during the nine months ended March 31, 2009, compared to $940.6 million during the nine months ended March 31, 2008. The decline in short-term interest rates since September 2007 contributed to a decrease in the average yield on loans receivable, which decreased ten basis points to 5.71% during the nine months ended March 31, 2009, compared to 5.81% during the nine months ended March 31, 2008. The average yield has been decreasing as higher coupon mortgages are replaced by new loans with lower coupons. Also contributing to the decrease in the loan portfolio’s yield year-over-year was the increase in average residential first mortgages, home equity loans and home equity lines of credit relative to higher yielding nonresidential and multi-family mortgages and commercial business loans. During the nine months ended March 31, 2009, average residential first mortgages, home equity loans and home equity lines of credit totaled $856.3 million, an increase of $117.4 million from $738.9 million during the nine months ended March 31, 2008. By comparison, average nonresidential and multi-family mortgages and commercial business loans totaled $194.1 million during the nine months ended March 31, 2009, an increase of $9.7 million from $184.4 million during the nine months ended March 31, 2008.

Interest income from mortgage-backed securities increased $1.1 million to $26.6 million during the nine months ended March 31, 2009 compared to $25.5 million during the nine months ended March 31, 2008 due to an increase in average mortgage-backed securities and an increase in the average yield. Average mortgage-backed securities increased $16.4 million to $700.8 million during the nine months ended March 31, 2009 compared to $684.5 million during the nine months ended March 31, 2008. Generally, to the extent that the Bank did not need the funds for loan originations management reinvested cash flows from principal and interest payments back into additional mortgage-backed securities, which contributed to the increase in the average balance year-over-year. However, during the quarter ended March 31, 2009, management was reluctant to reinvest in additional mortgage-backed securities due to the low interest rate environment with the cash flows accumulating in cash and cash equivalents. Also contributing to the increase was the addition of the mortgage-backed securities from the AMF Fund during the quarter ended September 30, 2008. The average yield on mortgage-backed securities increased 11 basis points to 5.07% during the nine months ended March 31, 2009 from 4.96% during the nine months ended March 31, 2008. For the most part, rate adjustments on pass-through certificates containing adjustable-rate mortgages and discount accretion attributed to the addition of the mortgage-backed securities from the AMF Fund were responsible for the increase in yield. The average yield has been decreasing recently due to an increase in prepayments within the underlying mortgage portfolios as refinancing activity accelerates.

Interest income from non-mortgage-backed securities decreased $1.1 million to $816,000 during the nine months ended March 31, 2009 from $1.9 million during the nine months ended March 31, 2008 due to a decrease in average securities as well as a decrease in average yield. Average non-mortgage-backed securities decreased $22.9 million to $34.6 million during the nine months ended March 31, 2009 compared to $57.5 million during the nine months ended March 31, 2008. Average taxable securities decreased $6.9 million to $16.4 million during the nine months ended March 31, 2009 from $23.3 million during the nine months ended March 31, 2008 due primarily to the redemption-in-kind of the AMF Fund, which resulted in the reclassification of the underlying mortgage-backed instruments to mortgage-backed securities during the quarter ended September 30, 2008. Average tax-exempt securities decreased $16.0 million to $18.2 million during the nine months ended March 31, 2009 from $34.2 million during the nine months ended March 31, 2008 due primarily to the sales of municipal bonds between the comparative periods. The average yield on non-mortgage-backed securities fell 122 basis points from 3.14% during the nine months ended March 31, 2009 to 4.36% during the nine months ended March 31, 2008 due primarily to the year-over-year decrease in the yield on taxable securities. The average yield on taxable securities decreased 276 basis points to 2.76%, while the average yield on tax-exempt securities decreased only eight basis points to 3.49%, year-over-year. Contributing to the decrease in the average yield on taxable securities was the effect of falling interest rates on SBA variable-rate pass-through certificates and variable-rate trust preferred securities as well as the redemption-in-kind of the AMF Fund.

Interest income from other interest-earning assets decreased $3.1 million to $1.1 million during the nine months ended March 31, 2009 from $4.2 million during the nine months ended March 31, 2008. The decrease was due to decreases in average other interest-earning assets, primarily interest-earning deposits, and in the average yield on those assets. Average other interest-earning assets decreased $41.2 million to $97.6 million during the nine months ended March 31, 2009 from $138.8 million during the nine months ended March 31, 2008. Average interest-earning deposits decreased $44.1 million to $84.6 million during the nine months ended March 31, 2009 from $128.7 million during the nine months ended March 31, 2008, which was partially offset by a $2.9 million increase in average FHLB capital stock to $13.0 million from $10.1 million year-over-year. Following the addition of $200.0 million in FHLB advances during the nine months ended March 31, 2008, cash and cash equivalents were redeployed to fund loan originations and purchases between the comparative periods and was the primary factor contributing to the decrease in average other interest-earning assets until cash began to build in December 2008 and thereafter. The 525 basis point reduction in the federal funds rate between September 2007 and December 2008 was primarily responsible for the decrease in the yield on average other interest-earning assets, which fell 256 basis points from 4.07% during the nine months ended March 31, 2008 to 1.51% during the nine months ended March 31, 2009 while the average yield on FHLB capital stock decreased 167 basis points from 6.02% to 4.35% year-over-year.

Interest Expense. Total interest expense decreased $4.0 million to $33.9 million during the nine months ended March 31, 2009 compared to $37.9 million during the nine months ended March 31, 2008 due to a decrease in the average cost of funds, partially offset by an increase in average interest-bearing liabilities. The decrease in interest expense resulted from a decrease in interest expense from deposits, partially offset by an increase in interest expense from borrowings.

Interest expense attributed to deposits decreased $5.4 million to $27.5 million during the nine months ended March 31, 2009 from $32.9 million during the nine months ended March 31, 2008. The decrease resulted primarily from a decrease in the average cost of deposits, partially offset by an increase in average interest-bearing deposits. The average cost of interest-bearing deposits decreased 66 basis points to 2.79% during the nine months ended March 31, 2009 compared to 3.45% during the nine months ended March 31, 2008 due primarily to the decrease in the average cost of certificates of deposit. Average interest-bearing deposits increased $39.3 million to $1.31 billion during the nine months ended March 31, 2009 from $1.27 billion during the nine months ended March 31, 2008. Year-over-year, average interest-bearing demand deposit accounts increased $6.4 million to $155.4 million due primarily to an increase in tiered money market deposit accounts, while their average cost decreased 50 basis points to 1.42%, in conjunction with falling short-term interest rates. The tiered money market deposit accounts were introduced during the prior year in an attempt to attract core deposits as well as to keep savings deposits from leaving the institution. Average savings accounts decreased $13.3 million to $292.0 million while their average cost decreased four basis points to 1.05%, as depositors transferred funds to alternative investments, including certificates of deposit and tiered money market deposit accounts. Average certificates of deposit increased $46.2 million to $864.1 million, while their average cost decreased 97 basis points to 3.63%. During the quarter ended December 31, 2008, deposit rates in the marketplace began to pull back in conjunction with falling interest rates such that the Bank’s deposit flows turned positive as the competition lowered their rates bringing them in line with those offered by the Bank. Since there was little demand for loans and virtually no return on cash and cash equivalents, management attempted to control deposit inflows by cutting the Bank’s deposit pricing several times, particularly for certificates of deposit. Nevertheless, deposits continued to build throughout the quarter ended March 31, 2009. As of March 31, 2009, approximately 81.3% of certificates of deposit mature within one year. Given the Bank’s liability sensitive interest rate risk profile, further reductions in the Bank’s cost of funds are possible to the extent maturing certificates of deposit re-price lower.

Interest expense attributed to FHLB advances increased $1.4 million to $6.5 million during the nine months ended March 31, 2009 from $5.1 million during the nine months ended March 31, 2008 due to an increase in average borrowings, partially offset by a decrease in the average cost of borrowings. Average borrowings increased $55.9 million to $216.8 million during the nine months ended March 31, 2009 from $160.9 million during the nine months ended March 31, 2008. The average cost of borrowings decreased 22 basis points to 3.97% during the nine months ended March 31, 2009 from 4.19% during the nine months ended March 31, 2008. The Bank borrowed $200.0 million during the nine months ended March 31, 2008 at a weighted average cost of 3.79% resulting in the decrease in the cost of average borrowings. The increase in borrowings during the prior period resulted primarily from a need to replenish liquidity utilized to fund loan originations and fund deposit outflows and make cash available for potential implementation of growth and diversification strategies related to execution of the Company’s business plan. The advances were determined to be a cheaper funding source compared to certificates of deposit. Due to the Bank’s excess liquidity, management repaid maturing advances totaling $8.0 million with a weighted average cost of 5.47% during the nine months ended March 31, 2009.

Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio as required by GAAP and regulatory guidelines. We establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment

There was a provision for loan losses of $317,000 recorded during the nine months ended March 31, 2009 compared to $94,000 during the nine months ended March 31, 2008. The provision during the reporting period resulted from adjustments to the environmental factors component of the Bank’s analysis of probable loan losses to reflect current economic conditions as well as an increase in non-performing loans since the beginning of the current fiscal year.

Non-performing loans were $7.5 million or 0.71% of total loans of $1.056 billion at March 31, 2009. By comparison, non-performing loans were $1.6 million or 0.15% of total loans of $1.026 billion at June 30, 2008 and $1.4 million or 0.15% of total loans of $952.3 million at March 31, 2008. Non-performing residential first mortgages, home equity loans and home equity lines of credit increased $1.3 million from $561,000 at June 30, 2008 to $1.9 million at March 31, 2009. Nonresidential and multi-family mortgages increased $4.6 million from $1.0 million at June 30, 2008 to $5.6 million at March 31, 2009. With respect to all delinquent loans, total delinquencies increased $2.6 million from $9.2 million or 0.90% of total loans at June 30, 2008 to $11.8 million or 1.12% of total loans at March 31, 2009. Charge-offs during the during the nine months ended March 31, 2009 and 2008 were $5,000 and $8,000, respectively, but as a percentage of average loans, charge-offs were effectively zero percent during both periods. There was a recovery of $19,000 during the current period but none during the comparative period. The allowance for loan losses as a percentage of total loans outstanding was 0.61% at March 31, 2009, 0.59% at June 30, 2008 and 0.64% at March 31, 2008 and as a percentage of non-performing loans was 85.6%, 388.1% and 432.7%, respectively, reflecting an allowance balance of $6.4 million, $6.1 million and $6.1 million, respectively, at the close of each period.

Management assesses the allowance for loan losses monthly. Management uses available information to recognize losses on loans, however, additional loan loss provisions may be necessary in the future, based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2009 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non-Interest Income. Non-interest income, excluding losses on securities, was virtually unchanged at $2.05 million year-over-year. Fees and service charges increased $91,000 to $1.1 million during the nine months ended March 31, 2009 compared to $996,000 during the nine months ended March 31, 2008 due primarily to an increase in fees from retail operations. Miscellaneous income decreased $95,000 to $960,000 during the nine months ended March 31, 2009 from $1.1 million during the nine months ended March 31, 2008 due primarily to a $199,000 decrease in income from the Bank’s official check clearing agent, partially offset by a $132,000 gain realized from the sale of deposits in the Bank’s Irvington, New Jersey retail branch. The clearing agent is no longer able to compensate its clients at a meaningful level for use of the float on official checks due to significant losses in its mortgage-backed securities portfolio.

There was a pre-tax loss on the sale of securities of $415,000 resulting from the redemption-in-kind associated with the AMF Fund during the quarter ended September 30, 2008. During the quarter ended March 31, 2009, the Company determined that it would take a non-cash pre-tax charge to earnings of approximately $570,000 as a result of other-than-temporary impairment in the value of certain private label collateralized mortgage obligations in the Bank’s held to maturity portfolio. By comparison security losses recorded during the nine months ended March 31, 2008 netted to zero.

Non-Interest Expense. Non-interest expense increased $1.6 million or 5.2%, to $32.1 million during the nine months ended March 31, 2009 from $30.5 million during the nine months ended March 31, 2008. Year-over-year the increase in non-interest expense was primarily the result of increases in salaries and employee benefits expense, net occupancy expense of premises and federal insurance premiums expense, partially offset by a decrease in amortization of intangible assets expense. All other elements of non-interest expense increased in the aggregate by $348,000, or 4.0%.

Salaries and employee benefits expense increased $689,000 to $19.0 million during the nine months ended March 31, 2009 compared to $18.4 million during the nine months ended March 31, 2008. The increase in salaries and employee benefits was due primarily to a $761,000 increase in compensation expense to $10.9 million year-over year due primarily to normal salary increases, additions to the staff and payment of non-recurring severance packages totaling $80,000. There was a $479,000 reduction to $197,000 in pension plan expense year-over-year. While awaiting the valuation report for Bank’s defined benefit plan for the year ending June 30, 2009, management continued to accrue pension plan expense at a level commensurate with the expense recorded during the year ended June 30, 2008. Upon receipt of the valuation report in November 2008, it was determined that the estimate was high and accrued pension expense was adjusted accordingly. Also contributing to the increase was a $418,000 increase in benefits expense to $3.1 million, which resulted from a non-recurring dividend of $253,000 the Bank received from its health insurance carrier during the comparative period as well as the year-over-year increase in health insurance costs. All other elements of salaries and employee expense decreased in the aggregate by $11,000.

Net occupancy expense of premises increased $368,000 to $3.2 million during the nine months ended March 31, 2009 compared to $2.8 million during the nine months ended March 31, 2008. Rent expense, net, increased $79,000 to $271,000 due primarily to additional leased space occupied by new retail branches, which opened in Brick Township, New Jersey during March 2008 and Lakewood, New Jersey during May 2008. An increase of $154,000 to $810,000 in repairs and maintenance expense was attributed to generally higher costs to maintain the Bank’s facilities, including a $100,000 increase in snow removal costs year-over-year. Property taxes, depreciation, utilities and other expenses increased in the aggregate by $135,000 to $2.1 million during the nine months ended March 31, 2009. Contributing to the increase in net occupancy expense of premises was the relocation of personnel to the second floor of the Company’s administrative headquarters building in Fairfield, New Jersey, which had been previously unoccupied.

Federal insurance premium expense, which includes the FDIC’s assessment for deposit insurance increased $398,000 to $817,000 during the nine months ended March 31, 2009 compared to $419,000 during the nine months ended March 31, 2008 due primarily to an increase in the assessment rate. The final rule for the quarter ended March 31, 2009 raised the assessment rate for the most highly rated institutions to between 12 and 14 basis points, which increased the Bank’s assessment rate five basis points to 12 basis points (annualized). The FDIC proposes to increase deposit insurance assessment rates for the most highly rated institutions to between 12 and 16 basis points thereafter.

Amortization of intangible assets expense decreased $208,000 to $22,000 during the nine months ended March 31, 2009 compared to $230,000 during the nine months ended March 31, 2008. The decrease was due to the completion in October 2007 of amortization of an intangible asset acquired during the purchase of West Essex Bank in 2003.

Provision for Income Taxes. The provision for income taxes increased $2.7 million to $3.7 million during the nine months ended March 31, 2009 from $994,000 during the nine months ended March 31, 2008. The Company’s effective tax rate was approximately 41.4% during the nine months ended March 31, 2009 compared to 16.4% during the nine months ended March 31, 2008. The effective tax rate increased due to an increase in pre-tax income as well as a reduction in interest from tax-exempt instruments as a percentage of pre-tax income as pre-tax income increased. Tax-exempt interest was 5.3% of income before taxes during the nine months ended March 31, 2009 compared to 15.1% of income before taxes during the nine months ended March 31, 2008. Also contributing to the higher effective tax rate year-over-year was a $1.2 million income tax benefit recognized during the quarter ended March 31, 2008 attributable to the reversal of a previously established valuation allowance and the dissolution of the Bank’s New Jersey investment subsidiary in June 2008, which eliminated the favorable state tax rate on investment income generated by the subsidiary.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Management generally invests in cash and cash equivalents for this purpose. Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at March 31, 2009, which included $696.4 million of mortgage-backed securities and $27.5 million of non-mortgage-backed securities that can readily be sold if necessary. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. We attempt to maintain adequate but not excessive liquidity and liquidity management is both a daily and long-term function of business management.

With the federal funds rate benchmark at 0.00% to 0.25%, management’s preference would have been to avoid the accumulation of excess liquidity during the quarter ended March 31, 2009. During the quarter ended December 31, 2008, with reduced loan demand management deployed excess liquidity to fund deposit outflows, however, cash and cash equivalents began to build again as the competition lowered their deposit rates bringing them in line with those offered by the Bank. Despite several rounds of interest rate cuts by the Bank during the quarter ended March 31, 2009, deposits continued to increase as loan demand continued to decline contributing to a significant increase in cash and cash equivalents. At March 31, 2009, the Company had $171.9 million in cash and cash equivalents compared to $88.5 million at December 31, 2008. At March 31, 2009, interest-bearing deposits included $29.6 million on deposit with a money center bank and $116.8 million on deposit with the FHLB of New York. Under normal circumstances, management routinely transfers funds between the two depository institutions to maximize the return on the funds, with the former pricing off of 30-day Libor and the latter off of the federal funds rate. To the extent that the Bank did not need cash and cash equivalents for loan originations, management maintained liquidity at an elevated level while the Treasury yield curve remained inverted or flat. However, with the 525 basis point reduction in the federal funds rate since September 2007, the Treasury yield curve reverted to its more traditional shape. As a consequence, there was an immediate negative impact on interest income derived from cash and cash equivalents. During the nine months ended March 31, 2009, the average yield on interest-earning deposits was 1.08% compared to 3.91% for the nine months ended March 31, 2008.

Management reviews cash flow projections regularly and updates them quarterly in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Assuming a flat rate scenario, the Bank’s liquidity forecast for the quarter ending June 30, 2009 projects that estimated cash inflows will exceed estimated cash flows by approximately $64.8 million. At March 31, 2009, the Bank had outstanding commitments to originate loans of $19.3 million compared to $8.1 million at December 31, 2008. Despite some improvement in outstanding commitments, the relatively low commitment number is a reflection of the credit and housing crises and overall economic downturn. Construction loans in process and unused lines of credit were $7.3 million and $26.1 million, respectively, at March 31, 2009 compared to $9.2 million and $26.2 million, respectively, at December 31, 2008. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At March 31, 2009, the Bank had agreements to fund the purchase of loans on a flow basis of $13.3 million compared to $12.8 million at December 31, 2008. The Bank maintains loan purchase and servicing agreements with two large nationwide lenders, in order to supplement the Bank’s loan production pipeline. The Bank periodically enters into purchase agreements with a limited number of smaller, local mortgage companies for the same purpose. These agreements call for the purchase, on a flow basis, of mortgage loans with servicing released to the Bank.

Deposits increased $25.6 million to $1.40 billion at March 31, 2009, from $1.38 billion at June 30, 2008. During the quarters ended September 30 and December 31, 2008 and March 31, 2009, deposits decreased $30.0 million and increased $2.3 million and $53.3 million, respectively. During the first nine months of the fiscal year, the Bank continued to price deposit interest rates at levels management considered to be reasonably competitive in the marketplace. Management determined that there was no need to increase interest rates to attract deposits due to the combination of adequate cash flows from investing activities to fund loan demand as well as low returns on cash and cash equivalents. During the nine months ended March 31, 2009, deposit pricing in the marketplace was reasonably disciplined, but there continued to be fierce competition for certificates of deposit and interest-bearing demand deposits emanating from those financial institutions receiving negative publicity due to asset quality problems, particularly during the quarter ended September 30, 2008. Also contributing to the competition for deposits, some financial institutions were attempting to lock in depositors at current interest rates for longer terms as a hedge against future rate increases and, notwithstanding the FDIC’s increase in insurance of deposit accounts, some depositors spread funds to other financial institutions to reduce their risk of loss on uninsured deposits following the collapse of several major banks. However, during the quarter ended December 31, 2008, deposit rates in the marketplace began to pull back in conjunction with the additional 200 basis point decrease in the federal funds rate. By December 2008, the Bank’s deposit flows turned positive as the competition lowered their rates bringing them in line with those offered by the Bank. Since there was little demand for loans and virtually no return on cash and cash equivalents, management attempted to slow deposit inflows by cutting the Bank’s deposit pricing several times, particularly for certificates of deposit. Nevertheless, deposits continued to build throughout the quarter ended March 31, 2009.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and to the extent that maturing deposits do not remain with the Bank, management may replace the funds with advances. At March 31, 2009, the Bank had $733.8 million of certificates of deposits maturing in one year compared to $696.8 million at December 31, 2008. The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit of $200.0 million or by taking additional short-term or long-term advances. There was no need to borrow during the most recent quarter. Given the Bank’s liquidity position management did not renew a 5.42% $5.0 million advance, which matured in March 2009. Additional borrowings are an option available to management if funding needs change or to lengthen liabilities. Most of the Bank’s mortgage-backed and non-mortgage-backed securities are held in safekeeping at the FHLB of New York and available as collateral if necessary.

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Federal Savings Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At March 31, 2009, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2009, Kearny Federal Savings Bank exceeded all capital requirements of the Office of Thrift Supervision (the “OTS”).

The following table sets forth the Bank’s capital position at March 31, 2009, as compared to the minimum regulatory capital requirements:

	At March 31, 2009
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital
(to risk-weighted assets)	$363,517	38.78%	$74,986	8.00%	$93,733	10.00%

Tier 1 Capital
(to risk-weighted assets)	$358,314	38.22%	-	-	$56,240	6.00%

Core (Tier 1) Capital
(to adjusted total assets)	$358,314	17.95%	$79,834	4.00%	$99,793	5.00%

Tangible Capital
(to adjusted total assets)	$358,314	17.95%	$29,938	1.50%	-	-

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

As illustrated in the tables below, the Bank’s NPV would be negatively impacted by an increase in interest rates. An increase in rates would negatively impact the Bank’s NPV as a result of the duration of assets, primarily fixed rate residential mortgage loans being longer than the duration of liabilities, primarily deposits accounts and FHLB advances. As interest rates rise, the market value of fixed rate loans declines due to both higher discount rates and slowing loan prepayments. In response to the low interest rate environment, management has been reviewing the terms of the Bank’s liabilities, primarily certificates of deposit and FHLB advances. Opportunities for adding longer term funding are being considered, but depositors are generally reluctant to extend certificates of deposit maturities beyond one year expecting that interest rates will eventually increase. However, retail deposit rates have fallen to a level where for the first time in a number of years, depositors are beginning to lengthen the maturities on their certificates of deposit to improve the yield. With respect to FHLB advances, changes to the FDIC’s assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the FDIC’s loss in the event of failure without providing additional assessment revenue.

The following tables present the results of management’s internal analysis and set forth the Bank’s NPV as of March 31, 2009 and December 31, 2008, respectively.

	At March 31, 2009
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	271,697	-118,628	-30%	14.69%	-447 bps
+200 bps	329,908	-60,417	-15%	17.17%	-199 bps
+100 bps	371,542	-18,783	-5%	18.72%	-43 bps
0 bps	390,325	-	-	19.16%	-

(1) The -100 bp and -200 bp scenarios are not shown due to the low prevailing interest rate environment.

	At December 31, 2008
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	270,379	-142,071	-34%	15.04%	-568 bps
+200 bps	325,262	-87,188	-21%	17.44%	-328 bps
+100 bps	375,999	-36,451	-9%	19.46%	-126 bps
0 bps	412,450	-	-	20.72%	-

(1) The -100 bp and -200 bp scenarios are not shown due to the low prevailing interest rate environment.

Between linked quarters, the Bank’s NPV decreased on a dollar basis and in terms of interest rate sensitivity.

The Bank’s NPV at par decreased $22.2 million to $390.3 million or 19.2% of the market value of portfolio assets at March 31, 2009 compared to $412.5 million or 20.7% of the market value of portfolio assets at December 31, 2008. The decrease in the market value of portfolio assets resulted from a nominal increase in interest rates across the Treasury yield curve between December 31, 2008 and March 31, 2009. Based on the assumptions used in the model, an immediate 200 basis point increase in market interest rates would result in a negative $60.4 million or 15% change from par at March 31, 2009, compared to a negative $87.2 million or 21% change from par at December 31, 2008. The projected deterioration in NPV resulting from an immediate 200 basis point increase in market interest rates was less severe at March 31, 2009 compared to December 31, 2008 due primarily to the increase in cash and cash equivalents between linked quarters. An immediate 200 basis point increase would result in NPV as a percentage of portfolio assets decreasing 199 basis points to 17.2% at March 31, 2009 compared to a 328 basis point decrease to 17.4% decrease at December 31, 2008. Due to the low prevailing interest rate environment at both March 31, 2009 and December 31, 2008, the Bank did not measure the result of 100 or 200 basis point decreases in market interest rates.

Interest rate sensitivity declined for several reasons. There was a significant increase in cash and cash equivalents between linked quarters. Also contributing to the decrease in sensitivity was higher prepayment assumptions due to the continuing precipitous decline in market interest rates during the current quarter. The duration of interest sensitive assets remained virtually unchanged compared to the linked quarter due to the lack of loan originations or addition of mortgage-backed securities during the current quarter. However, a lengthening in the duration of interest sensitive assets can be expected during the quarter ending June 30, 2009 due to a significant increase in loan applications during April 2009 and purchases of mortgage-backed securities to order to reduce the Bank’s excess liquidity.

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

During the quarter under report, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At March 31, 2009, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended June 30, 2008, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
January 1-31, 2009	97,400	$11.25	97,400	42,803
February 1-28, 2009	42,803	$11.56	42,803	0
March 1-31, 2009	112,400	$8,82	112,400	823,923
Total	252,603	$10.22	252,603	823,923

(1) On April 23, 2008, the Company announced the authorization of a third repurchase program for up to 985,603 shares or 5% of shares outstanding. Such purchases are to be made from time to time in the open market, based on stock availability, price and the Company’s financial performance. This program has no expiration date.

(2) On March 3, 2009, the Company announced the authorization of a fourth repurchase program for up to 936,323 shares or 5% of shares outstanding.

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

KEARNY FINANCIAL CORP.

Date:	May 11, 2009	By:	/s/ John N. Hopkins
John N. Hopkins
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	May 11, 2009	By:	/s/ William C. Ledgerwood
William C. Ledgerwood
Senior Vice President and
Chief Financial Officer
(Principal financial officer)