Form 10-K
period 2009-06-30
Kearny Financial Corp.
filed 2009-09-14
CIK 1295664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES	☒ NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on December 31, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $215.7 million. Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of September 4, 2009 there were outstanding 69,176,900 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2009

i

Forward-Looking Statements

Kearny Financial Corp. (the “Company” or the “Registrant”) may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

PART I

Item 1. Business

General

The Company is a federally-chartered corporation that was organized on March 30, 2001 for the purpose of being a holding company for Kearny Federal Savings Bank (the “Bank”), a federally-chartered stock savings bank. On February 23, 2005, the Company completed a minority stock offering in which it sold 21,821,250 shares, representing 30% of its outstanding common stock upon completion of the offering. The remaining 70% of the outstanding common stock, totaling 50,916,250 shares, were retained by Kearny MHC (the “MHC”). The MHC is a federally-chartered mutual holding company and so long as the MHC is in existence, it will at all time own a majority of the outstanding common stock of the Company. The stock repurchase programs conducted by the Company since the offering have reduced the total number of shares outstanding. The 50,916,250 shares held by the MHC represented 73.5% of the total shares outstanding as of the Company’s June 30, 2009 fiscal year end. The MHC and the Company are regulated by the Office of Thrift Supervision (“OTS”).

The Company is a unitary savings and loan holding company and conducts no significant business or operations of its own. References in this Annual Report on Form 10-K to the Company or Registrant generally refer to the Company and the Bank, unless the context indicates otherwise. References to “we”, “us”, or “our” refer to the Bank or Company, or both, as the context indicates.

The Bank was originally founded in 1884 as a New Jersey mutual building and loan association. It obtained federal insurance of accounts in 1939 and received a federal charter in 1941. The Bank’s deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation (“the FDIC”) and the Bank is regulated by the OTS and the FDIC.

The Company’s primary business is the ownership and operation of the Bank. The Bank is principally engaged in the business of attracting deposits from the general public in New Jersey and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities. Loans originated or purchased by the Bank generally include loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers. The investment securities purchased by the Bank generally include U.S. agency mortgage-backed securities, U.S. government and agency debentures and bank-qualified municipal obligations. The Bank maintains a small balance of single issuer trust preferred securities and non-agency mortgage-backed securities which were acquired through the Company’s purchase of other institutions and does not actively purchase such securities. At June 30, 2009, net loans receivable comprised 48.9% of our total assets while securities (mortgage-backed securities and non-mortgage-backed) comprised 33.7% of our total assets. By comparison, at June 30, 2008, net loans receivable comprised 49.0% of our total assets while securities comprised 36.7% of our total assets. It is our intention to continue increasing the balance of our loan portfolio relative to the size of our securities portfolio.

We operate from an administrative headquarters in Fairfield, New Jersey and as of June 30, 2009 had 26 branch offices. We also operate an Internet website at www.kearnyfederalsavings.com. As of June 30, 2009, we had 263 full-time employees and 21 part-time employees.

Market Area. Our primary market area consists of the New Jersey counties in which we currently operate branches: Bergen, Essex, Hudson, Middlesex, Morris, Ocean, Passaic and Union Counties. We also consider Monmouth County, New Jersey to be part of our market area. Our lending is concentrated in these nine counties and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

Our primary market area is largely urban and suburban with a broad economic base as is typical within the New York metropolitan area. Service jobs represent the largest employment sector followed by wholesale/retail trade.

Our business of attracting deposits and making loans is primarily conducted within our market area. A downturn in the local economy could reduce the amount of funds available for deposit and the ability of borrowers to repay their loans which would adversely affect our profitability.

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

Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions and credit unions located in our primary market area. We also compete with mortgage banking and finance companies for real estate loans and with commercial banks and savings institutions for consumer loans and we face competition for funds from investment products such as mutual funds, short-term money market funds and corporate and government securities. There are large competitors operating throughout our total market area, including Bank of America, Citibank, Hudson City Savings Bank, JP Morgan Chase Bank, PNC Bank, TD Bank, and Wells FargoBank and we face strong competition from other community-based financial institutions. Based on data compiled by the FDIC as of June 30, 2008, the latest date for which such data is available, Kearny Federal Savings Bank was ranked 17th of 115 depository institutions operating in the eight counties in which it has branches with 0.97% of total FDIC-insured deposits. By comparison, as of June 30, 2007, the Bank was ranked 20th of 119 depository institutions.

Lending Activities

General. We have traditionally focused on the origination of one-to-four family loans, which comprise a significant majority of our total loan portfolio. Our next largest category of lending is commercial real estate, which includes multi-family dwellings, mixed-use properties and other commercial properties. We also offer consumer loans (primarily composed of home equity loans and home equity lines of credit), construction loans (to builders and developers as well as to individual homeowners) and commercial business loans, generally secured by real estate. Substantially all of our borrowers are residents of our primary market area and would be expected to be similarly affected by economic and other conditions in that area. Since May 2007, we have been purchasing out-of-state one-to-four family first mortgage loans to supplement our in-house originations, as discussed on Page 12.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family	$689,317	65.97%	$687,679	66.99%	$559,306	64.66%	$465,822	65.80%	$382,766	68.03%
Multi-family and commercial	197,379	18.89	178,588	17.40	159,147	18.40	107,111	15.13	96,685	17.19
Commercial business	14,812	1.42	8,735	0.85	4,205	0.48	3,208	0.45	2,930	0.52
Consumer:
Home equity loans	113,387	10.85	123,978	12.08	113,624	13.14	93,639	13.23	54,199	9.63
Home equity lines of credit	12,116	1.16	11,478	1.12	12,748	1.47	12,988	1.83	14,850	2.64
Passbook or certificate	2,922	0.28	2,662	0.26	3,250	0.38	2,884	0.41	2,831	0.50
Other	1,585	0.15	1,332	0.13	1,391	0.16	247	0.03	264	0.05
Construction	13,367	1.28	12,062	1.17	11,360	1.31	22,078	3.12	8,094	1.44
Total loans	1,044,885	100.00%	1,026,514	100.00%	865,031	100.00%	707,977	100.00%	562,619	100.00%
Less:
Allowance for loan losses	6,434		6,104		6,049		5,451		5,416
Deferred loan (costs) and fees, net	(962)		(1,276)		(1,511)		(1,087)		(815)
	5,472		4,828		4,538		4,364		4,601

Total loans, net	$1,039,413		$1,021,686		$860,493		$703,613		$558,018

Loan Maturity Schedule. The following table sets forth the maturities of our loan portfolio at June 30, 2009. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less. Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Real estate mortgage: One-to-four family	Real estate mortgage: Multi-family and commercial	Commercial business	Home equity loans	Home equity lines of credit	Passbook or certificate	Other	Construction	Total
	(In Thousands)
Amounts Due:
Within 1 Year	$38	$371	$5,484	$230	$3	$1,319	$96	$13,367	$20,908

After 1 year:
1 to 3 years	1,082	198	426	2,416	145	174	—	—	4,441
3 to 5 years	9,731	1,277	—	4,603	—	24	9	—	15,644
5 to 10 years	72,634	8,750	97	30,083	2,723	—	—	—	114,287
10 to 15 years	140,839	34,016	2,964	37,529	8,358	—	—	—	223,706
Over 15 years	464,993	152,767	5,841	38,526	887	1,405	1,480	—	665,899

Total due after one year	689,279	197,008	9,328	113,157	12,113	1,603	1,489	—	1,023,977

Total amount due	$689,317	$197,379	$14,812	$113,387	$12,116	$2,922	$1,585	$13,367	$1,044,885

The following table shows the dollar amount of loans as of June 30, 2009 due after June 30, 2010 according to rate type and loan category.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate mortgage:
One-to-four family	$612,361	$76,918	$689,279
Multi-family and commercial	167,575	29,433	197,008
Commercial business	6,275	3,053	9,328
Consumer:
Home equity loans	113,157	—	113,157
Home equity lines of credit	2,866	9,247	12,113
Passbook or certificate	—	1,603	1,603
Other	307	1,182	1,489
Construction	—	—	—

Total	$902,541	$121,436	$1,023,977

One-to-Four Family Mortgage Loans. Our primary lending activity consists of the origination of one-to-four family first mortgage loans, of which approximately $583.5 million or 84.7% are secured by properties located within New Jersey as of June 30, 2009. By comparison, at June 30, 2008 approximately $618.8 million or 90.0% of loans were secured by New Jersey properties. During the year ended June 30, 2009, the Bank originated $79.4 million of one-to-four family first mortgage loans within New Jersey compared to $99.1 million in the year ended June 30, 2008. The decrease in one-to-four family first mortgage loan originations year-over-year, was due primarily to the lack of demand resulting from the troubled economy as well as management’s decision to maintain a disciplined pricing policy, which may have caused some potential borrowers to seek financing with more aggressive lenders. To supplement originations, we also purchased one-to-four family first mortgages totaling $67.7 million during the year ended June 30, 2009, compared to $102.2 million during the year ended June 30, 2008.

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

Our fixed-rate and adjustable-rate residential mortgage loans on owner-occupied properties have terms of ten to 30 years. Residential mortgage loans on non-owner-occupied properties have terms of up to 15 years for fixed-rate loans and terms of up to 20 years for adjustable-rate loans. We also offer ten-year balloon mortgages with a thirty-year amortization schedule on owner-occupied properties and a twenty-year amortization schedule on non-owner-occupied properties.

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

The fixed-rate mortgage loans that we originate generally meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation (“Freddie Mac”). However, as our focus is on increasing the size of the loan portfolio, we generally do not sell loans in the secondary market and do not currently anticipate that we will commence doing so in any large capacity. There were no residential mortgage loan sales in the secondary market during the last three fiscal years.

Substantially all of our residential mortgages include “due on sale” clauses, which give us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing our one-to-four family first mortgage loans are made by state certified or licensed independent appraisers approved by the Bank’s Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability and fire insurance and, if applicable, flood insurance, are also required.

Multi-Family and Commercial Real Estate Mortgage Loans. We also originate mortgage loans on multi-family and commercial real estate properties, including loans on apartment buildings, retail/service properties and other income-producing properties, such as mixed-use properties combining residential and commercial space. The Bank originated $36.7 million of multi-family and commercial real estate mortgages during the year ended June 30, 2009, compared to $44.9 million during the year ended June 30, 2008. Though the Bank’s business plan calls for an increased emphasis on originating these types of mortgages, the lack of demand due to the troubled economy resulted in a decrease in originations, year-over-year. Since our prepayments were not excessive, the portfolio continued to grow despite a decrease in the volume of originations.

We generally require no less than a 25% down payment or equity position for mortgage loans on multi-family and commercial real estate properties. For such loans, we generally require personal guarantees. Currently, these loans are made with a maturity of up to 25 years. We also offer a five-year balloon loan with a twenty five-year amortization schedule. Our multi-family and commercial real estate mortgage loans are secured by properties located in New Jersey.

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

Commercial Business Loans. We also originate commercial term loans and lines of credit to a variety of professionals, sole proprietorships and small businesses in our market area. During the year ended June 30, 2009, the Bank originated $8.0 million of commercial business loans compared to $7.6 million during the year ended June 30, 2008. The Bank’s business plan also calls for an increased emphasis on originating these types of mortgages; despite the troubled economy, there was a nominal increase in commercial business loan originations reflecting a favorable pricing environment for these types of loans.

These loans are normally secured by real estate and we require personal guarantees on all commercial loans. Approximately 74.3% of our commercial business loans are secured by one-to-four family properties and approximately 25.5% are secured by commercial real estate and other forms of collateral. Only 0.2% of the loans are unsecured. Marketable securities may also be accepted as collateral on lines of credit, but with a loan to value limit of 50%. The loan to value limit on secured commercial lines of credit and term loans is otherwise generally limited to 70%. We also make unsecured commercial loans in the form of overdraft checking authorization up to $25,000 and unsecured lines of credit up to $25,000.

Our commercial term loans generally have terms of up to 20 years and are mostly fixed-rate loans. Our commercial lines of credit have terms of up to two years and are generally adjustable-rate loans. We also offer a one-year, interest-only commercial line of credit with a balloon payment.

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

Home Equity Loans and Lines of Credit. Our home equity loans are fixed-rate loans for terms of generally up to 20 years. We also offer fixed-rate and adjustable-rate home equity lines of credit with terms of up to 15 years. During the year ended June 30, 2009, the Bank originated $31.0 million of home equity loans and home equity lines of credit compared to $45.0 million in the year ended June 30, 2008. The decrease in originations was due primarily to the depressed economy as well as a general decline in the value of residential real estate.

Collateral value is determined through an automated valuation module, specifically, Freddie Mac’s Home Valuation Explorer, or property value analysis report provided by a state certified or licensed independent appraiser. In some cases, we determine collateral value by a full appraisal performed by a state certified or licensed independent appraiser. Home equity loans and lines of credit do not require title insurance but do require homeowner, liability and fire insurance and, if applicable, flood insurance.

Home equity loans and fixed-rate home equity lines of credit are generally originated in our market area and are generally made in amounts of up to 80% of value on term loans and of up to 75% of value on home equity adjustable-rate lines of credit. We originate home equity loans secured by either a first lien or a second lien on the property.

Other Consumer Loans. In addition to home equity loans and lines of credit, our consumer loan portfolio includes loans secured by savings accounts and certificates of deposit on deposit with the Bank, automobile loans and unsecured personal overdraft loans. We will generally lend up to 90% of the account balance on a loan secured by a savings account or certificate of deposit.

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

Construction Lending. Our construction lending includes loans to individuals for construction of one-to-four family residences or for major renovations or improvements to an existing dwelling. Our construction lending also includes loans to builders and developers for multi-unit buildings or multi-house projects. All of our construction lending is in New Jersey. During the year ended June 30, 2009, construction loan originations and/or disbursements were $5.4 million compared to $5.6 million during the year ended June 30, 2008. For the thirdyear in a row, there was a decrease in construction loan originations and/or disbursements year-over-year, due to the lack of demand resulting from the depressed economy.

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

We have no formal limits as to the number of projects a builder has under construction or development and make a case-by-case determination on loans to builders and developers who have multiple projects under development. The Board of Directors reviews the Bank’s business relationship with a builder or developer prior to accepting a loan application for processing. We generally do not make construction loans to builders on a speculative basis. There must be a contract for sale in place. Financing is provided for up to two houses at a time in a multi-house project, requiring a contract on one of the two houses before financing for the next house may be obtained.

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

Loans to One Borrower. Federal law generally limits the amount that a savings institution may lend to one borrower to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of June 30, 2009, our loans-to-one-borrower limit was approximately $54.1 million.

At June 30, 2009, our largest single borrower had an aggregate loan balance of approximately $14.0 million, representing four mortgage loans secured by commercial real estate. Our second largest single borrower had an aggregate loan balance of approximately $11.0 million, representing nine loans secured by commercial real estate, two residential construction loans and one residential loan. Our third largest borrower had an aggregate loan balance of approximately $10.0 million, representing two loans secured by commercial real estate. At June 30, 2009, all of these lending relationships were current and performing in accordance with the terms of their loan agreements. By comparison, at June 30, 2008, loans outstanding to the Bank’s three largest borrowers totaled approximately $14.9 million, $10.7 million and $10.0 million, respectively.

Loan Originations, Purchases, Sales, Solicitation and Processing. The following table shows total loans originated, purchased and repaid during the periods indicated.

	For the Years Ended June 30,
	2009	2008	2007
	(In Thousands)
Loan originations and purchases:
Loan originations:
Real estate mortgage:
One-to-four family	$79,413	$99,113	$67,158
Multi-family and commercial	36,700	44,854	62,948
Commercial business	8,002	7,622	4,604
Construction	5,374	5,569	6,268
Consumer:
Home equity loans and lines of credit	31,034	44,992	51,437
Passbook or certificate	1,506	1,504	1,802
Other	792	334	1,553
Total loan originations	162,821	203,988	195,770
Loan purchases:
Real estate mortgage:
One-to-four family	67,698	102,228	97,521
Multi-family and commercial	—	—	—
Total loan purchases	67,698	102,228	97,521
Loan principal repayments	(213,131)	(145,959)	(136,669)
Increase due to other items	339	936	258

Net increase in loan portfolio	$17,727	$161,193	$156,880

Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals and “walk-in” customers. Our residential loan originations are largely advertising driven.

We primarily originate our own loans and retain them in our portfolio. Gross loan originations totaled $162.8 million for the year ended June 30, 2009. Principal repayments exceeded originations by $50.3 million during fiscal 2009 due primarily to the lack of demand resulting from the troubled economy as well as management’s decision to maintain a disciplined pricing policy, which may have caused some potential borrowers to seek financing with more aggressive lenders. As part of our loan growth strategy, we generally do not sell loans in the secondary market and do not currently anticipate that we will commence doing so in any large capacity. During the year ended June 30, 2009, we were approached by a financial institution currently servicing loans for the Bank, which was interested in terminating the servicing arrangement. The servicer agreed to repurchase the small portfolio of mortgages totaling $8.4 million at par. The repurchased loans are reported in the “loan principal repayments” line in the table on Page 11.

The Bank maintains loan purchase and servicing agreements with three large nationwide lenders, in order to supplement the Bank’s loan production pipeline. The original agreements called for the purchase of loan pools that contain mortgages on residential properties in our lending area. Subsequently, we expanded our loan purchase and servicing agreements with the same nationwide lenders to include mortgage loans secured by residential real estate located outside of New Jersey. We have procedures in place for purchasing these mortgages such that the underwriting guidelines are consistent with those used in our in-house loan origination process. The evaluation and approval process ensures that the purchased loans generally conform to our normal underwriting guidelines. Our due diligence process includes full credit reviews and an examination of the title policy and associated legal instruments. We recalculate debt service and loan-to-value ratios for accuracy and review appraisals for reasonableness. All loan packages presented to the Bank must meet the Bank’s underwriting requirements as outlined in the purchase and servicing agreements and are subject to the same review process outlined above. Furthermore, there are stricter underwriting guidelines in place for out-of-state mortgages, including higher minimum credit scores. During the year ended June 30, 2009, we purchased a total of $50.3 million fixed-rate loans from these sellers.

Once we purchase the loans, we continually monitor the seller’s performance by thoroughly reviewing portfolio balancing reports, remittance reports, delinquency reports and other data supplied to us on a monthly basis. We also review the seller’s financial statements and documentation as to their compliance with the servicing standards established by the Mortgage Bankers Association of America.

Since May 2007, we have been purchasing out-of-state one-to-four family first mortgage loans to supplement our in-house originations. As of June 30, 2009, our portfolio of out-of-state loans included mortgages in 30 states and totaled $105.8 million. The largest concentrations of loans at June 30, 2009 are located in the states of Washington and Georgia, totaling $11.7 million and $10.3 million, respectively.

The Bank also enters into purchase agreements with a limited number of smaller, local mortgage companies to supplement the Bank’s loan production pipeline. These agreements call for the purchase, on a flow basis, of one-to-four family first mortgage loans with servicing released to the Bank. During the year ended June 30, 2009, we purchased a total of $7.8 million adjustable-rate loans, $9.1 million of fixed-rate loans and $480,000 of balloon loans from these companies.

In addition to purchasing one-to-four family loans, we also occasionally purchase participations in loans originated by other banks and through the Thrift Institutions Community Investment Corporation of New Jersey (“TICIC”), a subsidiary of the New Jersey Bankers Association. Our TICIC participations generally include multi-family and commercial real estate properties. The aggregate balance of TICIC participations at June 30, 2009 was $8.5 million and the average balance of a single participation was approximately $259,000. Both were virtually unchanged from June 30 2008, with additional loan disbursements generally offset by principal repayments. At June 30, 2009, we had five non-TICIC participations with an aggregate balance of $11.3 million, consisting of loans on commercial real estate properties, including a medical center, a self-storage facility, a shopping plaza and commercial buildings with a combination of retail and office space and a construction loan to build townhouses. By comparison, at June 30, 2008 non-TICIC participations totaled $14.2 million. During the year ended June 30, 2009, the Bank did not purchase any loan participations originated by other banks.

Loan Approval Procedures and Authority. Senior management recommends and the Board of Directors approves our lending policies and loan approval limits. Our Chief Lending Officer may approve loans up to $750,000. Loan department personnel of the Bank serving in the following positions may approve loans as follows: mortgage loan managers, mortgage loans up to $500,000; mortgage loan underwriters, mortgage loans up to $250,000; consumer loan managers, consumer loans up to $250,000; and consumer loan underwriters, consumer loans up to $150,000. In addition to these principal amount limits, there are established limits for different levels of approval authority as to minimum credit scores and maximum loan to value ratios and debt ratios. Our Chief Executive Officer, Chief Financial Officer and Chief Investment Officer have authorization to countersign loans for amounts that exceed $750,000 up to a limit of $1.0 million. Our Chief Lending Officer must approve loans between $750,000 and $1.0 million along with one of these designated officers. Non-conforming mortgage loans and loans over $1.0 million require the approval of the Board of Directors.

Asset Quality

Loan Delinquencies and Collection Procedures. The Company regularly monitors the payment status of all loans within its portfolio and promptly initiates collections efforts on past due loans in accordance with applicable policies and procedures. Delinquent borrowers are notified by both mail and telephone when a loan is 30 days past due. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. However, when a loan is 90 days delinquent, it is our general practice to refer it to an attorney for repossession, foreclosure or other form of collection action, as appropriate. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial write-down of the property, if necessary, is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines are identified. At June 30, 2009, we held real estate owned totaling $109,000, consisting of one parcel of vacant land currently under a contract of sale. The buyer is awaiting site plan approvals.

Loans are generally placed on non-accrual status when they are more than 90 days delinquent, with the exception of passbook loans. When a passbook loan becomes 120 days delinquent, we collect the outstanding balance of the loan from the related passbook account along with accrued interest (and a penalty is charged if the account securing the loan is a certificate of deposit). Loans may be placed on a non-accrual status at any time if, in the opinion of management, repayment of the loan in accordance with its stated terms is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are applied in accordance with the promissory note. At June 30, 2009, we had approximately $8.1 million of loans that were held on a non-accrual basis compared to $1.6 million at June 30, 2008.

Non-Performing Assets. The following table provides information regarding the Bank’s non-performing loans and real estate owned. At each of the dates indicated, we did not have any troubled debt restructurings.

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Loans accounted for on a non-accrual basis:
Real estate mortgage:
One- to four-family	$2,120	$530	$472	$329	$846
Multi-family and commercial	5,626	1,012	1,017	592	1,004
Commercial business	—	—	—	—	31
Consumer:
Home equity loans	27	31	—	21	20
Home equity lines of credit	—	—	—	—	17
Other	—	—	—	—	4
Construction	362	—	—	—	—
Total	8,135	1,573	1,489	942	1,922
Accruing loans which are contractually past due 90 days or more:
Real estate mortgage:
One- to four-family	5,017	—	—	—	—
Multi-family and commercial	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer:	—	—
Home equity loans and lines of credit	—	—	—	—	—
Passbook or certificate	—	—	—	—	—
Other	—	—	—	—	—
Construction	—	—	—	—	—
Total	5,017	—	—	—	—

Total non-performing loans	$13,152	$1,573	$1,489	$942	$1,922
Real estate owned	$109	$109	$109	$109	$209
Other non-performing assets	$—	$—	$—	$—	$—
Total non-performing assets	$13,261	$1,682	$1,598	$1,051	$2,131
Total non-performing loans to total loans	1.26%	0.15%	0.17%	0.13%	0.34%
Total non-performing loans to total assets	0.62%	0.08%	0.08%	0.05%	0.09%
Total non-performing assets to total assets	0.62%	0.08%	0.08%	0.05%	0.10%

Non-performing assets increased by $11.6 million from $1.7 million at June 30, 2008 to $13.3 million at June 30, 2009 and comprised a net increase in non-accrual loans of $6.6 million plus the addition of $5.0 million of loans 90 days or more past due and still accruing. For those same comparative periods, the number of nonaccrual loans increased by eight from 13 to 21 loans while the number of loans 90 days or more past due and still accruing increased to 12 loans from none reported in the earlier comparative period.

The net increase in number and balance of nonaccrual loans was primarily attributable to the addition of three commercial mortgage loans with total outstanding balances of $4.6 million at June 30, 2009. The increase in nonaccrual loans also included the addition of nine residential mortgage loans and two construction loans with outstanding balances of $2.0 million and $362,000, respectively, at June 30, 2009. The additional nonaccrual loans are in various stages of collection, workout or foreclosure and are secured by New Jersey properties whose values at June 30, 2009 are estimated to equal or exceed the outstanding balances of the loans at that date. Partially offsetting this increase were six loans reported as nonaccrual at June 30, 2008 that either reinstated or paid off during the year.

As noted, the additions to nonperforming loans also include 12 accruing loans totaling $5.0 million reported as 90 days or more past due. These loans represent residential mortgage loans secured by New Jersey properties that were purchased from a nationwide mortgage loan originator and continue to be serviced by that organization. In accordance with our agreement, the servicer advances scheduled principal and interest payments to the Bank when such payments are not made by the borrower. The timely receipt of principal and interest from the servicer ensures the continued accrual status of the Bank’s loan. However, the delinquency status reported for these nonperforming loans reflects the borrower’s actual delinquency irrespective of the Bank’s receipt of advances which will be recouped by the servicer from the Bank in the event the borrower does not reinstate the loan. Based upon updated collateral valuations, the Bank has established specific valuation allowances of $150,000 for the identified impairment attributable to two of these 12 loans at June 30, 2009.

During the years ended June 30, 2009, 2008 and 2007, gross interest income of $591,000, $105,000 and $111,000, respectively, would have been recognized on loans accounted for on a non-accrual basis if those loans had been current. Interest income recognized on such loans of $134,000, $47,000 and $45,000 was included in income for the years ended June 30, 2009, 2008 and 2007, respectively.

Loan Review System. The Company maintains a loan review system consisting of several related functions including, but not limited to, classification of assets, calculation of the allowance for loan losses, independent credit file review as well as internal audit and lending compliance reviews. The Company utilizes both internal and external resources, where appropriate, to perform the various loan review functions. For example, the Company has engaged the services of a third party firm specializing in loan review and analysis to perform several loan review functions. This firm reviews the loan portfolio in accordance with the scope and frequency determined by senior management and the Asset Quality Committee of the Board of Directors. The third party loan review firm assists senior management and the board of directors in identifying potential credit weaknesses; in appropriately grading or adversely classifying loans; in identifying relevant trends that affect the collectability of the portfolio and identify segments of the portfolio that are potential problem areas; in verifying the appropriateness of the allowance for loan losses; in evaluating the activities of lending personnel including compliance with lending policies and the quality of their loan approval, monitoring and risk assessment; and by providing an objective assessment of the overall quality of the loan portfolio. Currently, independent loan reviews are being conducted quarterly and include non-performing loans as well as samples of performing loans of varying types within the Company’s portfolio.

The Company’s loan review system also includes the internal audit and compliance functions, which operate in accordance with a scope determined by the Audit and Compliance Committees of the Board of Directors. Internal audit resources assess the adequacy of, and adherence to, internal credit policies and loan administration procedures. Similarly, the Company’s compliance resources monitor adherence to relevant lending-related and consumer protection-related laws and regulations. The loan review system is structured in such a way that the internal audit function maintains the ability to independently audit other risk monitoring functions without impairing its independence with respect to these other functions.

As noted, the loan review system also comprises the Company’s policies and procedures relating to the regulatory classification of assets and the allowance for loan loss functions each of which are described in greater detail below.

Classification of Assets. Management, in compliance with the OTS guidelines has instituted an internal loan review program, whereby non-performing loans are classified special mention, substandard, doubtful or loss. It is our policy to review the loan portfolio in accordance with regulatory classification procedures, generally on a monthly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a specific valuation allowance equal to 100% of the loss amount must be established or the loan is charged-off against an existing specific valuation allowance.

An asset is classified as “Substandard” if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified as “Substandard”, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets, or portions thereof, classified as “Loss” are considered uncollectible or of so little value that their continuance as assets is not warranted. Assets classified as “Loss” are either charged off against an existing specific valuation allowance or a specific valuation allowance equal to 100% of the loss amount must be established.

Assets which do not currently expose the Company to a sufficient degree of risk to warrant an adverse classification but have some credit deficiencies or other potential weaknesses are designated as “Special Mention” by management. Adversely classified assets, together with those rated as “Special Mention”, are generally referred to as “Classified Assets”. Non-classified assets are rated as either “Pass” or “Watch” with the latter denoting a potential deficiency or concern that warrants increased oversight or tracking by management until remediated.

Management performs a classification of assets review, including the regulatory classification of assets, generally on a monthly basis. The results of the classification of assets review are validated by the Company’s third party loan review firm during their quarterly, independent review. In the event of a difference in rating or classification between those assigned by the internal and external resources, the Company will generally utilize the more critical or conservative rating or classification. Final loan ratings and regulatory classifications are presented monthly to the Board of Directors and are reviewed by regulators during the examination process.

The following table discloses our designation of certain loans as special mention or adversely classified during each of the five years presented. See Page 30 for a discussion on classified securities.

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Special Mention	$3,506	$—	$736	$236	$3,161
Substandard	14,891	749	1,470	1,448	2,343
Doubtful	817	1,871	1,881	2,001	1,936
Loss	—	—	—	—	6

Total	$19,214	$2,620	$4,087	$3,685	$7,446

The balance of “Special Mention” loans included a total of nine loans whose entire outstanding balances were classified in that manner at June 30, 2009. The balance of “Substandard” loans included a total of 34 loans. Of these “Substandard” loans, the entire balances of 29 loans totaling $11.8 million were classified in that manner. The remaining five loans had total outstanding balances of $3.5 million of which $3.1 million was classified as “Substandard” with the remaining $393,000 classified as “Loss”. The balance of “Doubtful” loans included two loans that had total outstanding balances of $1.1 million of which $817,000 were classified as “Doubtful” and $274,000 were classified as “Loss”. In addition to the seven loans with portions of their balances classified as “Loss”, the entire balances of three additional loans totaling $763,000 were also classified as “Loss”. In total, the outstanding balance of loans, or portions thereof, classified as “Loss” totaled $1.4 million at June 30, 2009. As seen on Page 23, specific valuation allowances have been established against 100% of these estimated losses in accordance with the Company’s allowance for loan loss methodology. Consistent with regulatory reporting requirements, the balance of classified assets are reported in the table above net of any applicable specific valuation allowances resulting in the zero net balance for assets classified as “Loss”.

Of the 34 loans classified as Substandard, either in whole or in part, 30 loans with outstanding balances of $12.4 million were reported as nonperforming in the table on Page 14. Nonperforming loans also included the three loans totaling $763,000 that were wholly classified as “Loss”. The loans reported as “Doubtful” represent two TICIC loans that are currently performing, but considered impaired and therefore adversely classified.

Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects the Company’s estimation of the losses in its loan portfolio to the extent they are both probable and reasonable to estimate. The balance of the allowance is generally maintained through provisions for loan losses that are charged to income in the period that estimated losses on loans are identified by the Company’s loan review system. The Company charges losses on loans against the allowance as such losses are actually incurred. Recoveries on loans previously charged-off are added back to the allowance.

In accordance with generally accepted accounting principles (“GAAP”) and supporting regulatory guidelines, the balance of our allowance for loan losses generally comprises two components. The first represents specific valuation allowances that we have established in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan”, for identified losses on certain loans that have been individually reviewed for impairment. The second component represents the general valuation allowances that we have established in accordance with SFAS No. 5, “Accounting for Contingencies”,for estimated losses on homogenous groups of loans sharing similar risk characteristics. The following narrative describes the specific manner in which the Company calculates and records its allowance for loan losses within the framework of its integrated loan review system.

The Company’s allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is performed monthly. Based upon the results of the classification of assets and credit file review processes described earlier, the Company first identifies the loans that must be reviewed individually for impairment in accordance with SFAS No. 114. Loans eligible for individual impairment review generally represent the Company’s larger and/or more complex loans including commercial mortgage loans, comprising multi-family, nonresidential real estate and construction loans, as well as the Company’s commercial business loans. However, the Company may also evaluate certain individual one-to-four family mortgage loans, home equity loans and home equity lines of credit for impairment based upon certain risk factors. Factors considered in identifying individual loans to be reviewed include, but may not be limited to, delinquency status, size of loan, type and condition of collateral and the financial condition of the borrower.

A reviewed loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, management measures the amount of impairment associated with that loan. Impairment is generally defined as the difference between the carrying value and fair value of a loan where former exceeds the latter. For the collateral dependent mortgage loans that comprise the large majority of the Company’s portfolio, the fair value of the real estate collateralizing the loan serves as a practical expedient for that of the impaired loan itself. Such values are generally determined based upon a discounted market value obtained through an automated valuation module or prepared by a qualified, independent real estate appraiser. As supported by the accounting and regulatory guidance, the fair value of the collateral is further reduced by estimated selling costs when such costs are expected to reduce the cash flows available to repay the loan.

The Company establishes specific valuation allowances in the fiscal period during which the loan impairments are identified. The results of management’s specific loan impairment evaluation are validated by the Company’s third party loan review firm during their quarterly, independent review. Such valuation allowances are adjusted in subsequent fiscal periods, where appropriate, to reflect any changes in carrying value or fair value identified during subsequent impairment evaluations which are updated monthly by management.

The second tier of the loss measurement process involves estimating the probable and estimable losses in accordance with SFAS No. 5 which addresses loans not otherwise reviewed for impairment in accordance with SFAS No. 114. Such loans generally comprise large groups of smaller-balance homogeneous loans, such as one-to-four family mortgage loans, home equity loans and home equity lines of credit and consumer loans, that may generally be excluded from individual impairment analysis and instead collectively evaluated for impairment. Such loans also include the remaining non-impaired loans of the larger and/or more complex types, such as the Company’s commercial mortgage and business loans, which were not individually reviewed for impairment.

Valuation allowances established in accordance with SFAS No. 5 utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of the Company’s loan portfolio. These segments aggregate homogeneous subsets of loans with similar risk characteristics based upon loan type. For allowance for loan loss calculation and reporting purposes, the Company currently stratifies its loan portfolio into four primary categories: Real estate mortgage loans, consumer loans, commercial business loans and construction loans. Within these broad categories, the Company defines certain segments. For example, the real estate mortgage loan category comprises three primary segments including one-to-four family mortgage loans, TICIC participations in commercial real estate loans and other (non-TICIC) commercial real estate loans. Commercial real estate loans comprise both multi-family and nonresidential mortgage loans. The consumer loan category includes several segments including home equity loans, home equity lines of credit, passbook or certificate account loans and other consumer-related loans which include, but may not be limited to, home improvement loans and overdraft checking loans. The commercial business loan and construction loan categories require no further delineation with each representing a defined segment of the loan portfolio for allowance for loan loss calculation and reporting purposes.

In regard to historical loss factors, the Company’s allowance for loan loss calculation calls for an analysis of historical charge-offs and recoveries for each of the defined segments within the loan portfolio. The Company generally utilizes a minimum five-year moving average of annual net charge-off rates (charge-offs net of recoveries) by loan segment, where available, to calculate its actual, historical loss experience. Additional years of charge-off history may be considered in the calculation to reflect an appropriate historical basis for the calculation. The outstanding principal balance of each loan segment is multiplied by the applicable historical loss factor to estimate the level of probable losses based upon the Company’s historical loss experience.

As noted, the Company’s allowance for loan loss calculation also utilizes environment loss factors to estimate the probable losses within the loan portfolio. Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio. Such risk criteria includes the level of and trends in delinquencies and non-accrual loans; the effects of changes in credit policy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations and changes in local and regional real estate values. For each segment of the loan portfolio, a level of risk, developed from a number of internal and external resources, is assigned to each of the qualitative criteria utilizing a scale ranging from zero (negligible risk) to 15 (high risk). The sum of the risk values, expressed as a whole number, is multiplied by .01% to arrive at an overall environmental loss factor, expressed in basis points, for each segment. The outstanding principal balance of each loan segment is multiplied by the applicable environmental loss factor to estimate the level of probable losses based upon the qualitative risk criteria.

The sum of the probable and estimable loan losses calculated in accordance with SFAS No. 114 and SFAS No. 5, as described above, represents the total targeted balance for the Company’s allowance for loan losses at the end of a fiscal period. As noted earlier, the Company establishes all additional specific valuation allowances in the fiscal period during which additional loan impairments are identified. This step is generally performed by transferring the required additions to specific valuation allowances on impaired loans from the balance of Company’s general valuation allowances. After establishing all specific valuation allowances relating to impaired loans, the Company then compares the remaining actual balance of its general valuation allowance to the targeted balance calculated at the end of the fiscal period. The Company’s policy regarding the allowance for loan losses requires that its actual balance of general valuation allowances be maintained at a level within a threshold of +/- 15% of the targeted balance. The Company utilizes the allowable threshold to acknowledge and account for the relative imprecision of the environmental loss factors used in the calculation of the targeted balance of general valuation allowances. Any balance of general valuation allowances in excess of the targeted balance is reported as unallocated with such balances attributable to probable losses within the loan portfolio relating to environmental factors within one or more non-specified loan segments. The Company adjusts its balance of general valuation allowances through the provision for loan losses as required to ensure that the balance of the allowance for loan losses reflects all probable and estimable loans losses at the close of the fiscal period. Notwithstanding calculation methodology and the noted distinction between specific and general valuation allowances,the Company’s entire allowance for loan losses is available to cover all charge-offs that arise from the loan portfolio.

Finally, the labels “specific” and “general” used herein to define and distinguish the Company’s valuation allowances have substantially the same meaning as those used in the regulatory nomenclature applicable to the valuation allowances of insured financial institutions. As such, the portion of the allowance for loan losses categorized herein as “general valuation allowance” is considered “supplemental capital” for the regulatory capital calculations applicable to the Company and its wholly owned bank subsidiary. By contrast, the Company’s “specific valuation allowance” maintained against impaired loans is excluded from all forms of regulatory capital and is instead netted against the balance of the applicable assets for regulatory reporting purposes.

Our focus has consistently been to maintain an allowance for loan losses that represents our best estimate of probable losses within the Company’s loan portfolio given current facts and economic circumstances as of the evaluation date. For fiscal years ended June 30, 2007 and prior, the Company had utilized a loan classification-based methodology to estimate the allowance for loan losses. The loan classification methodology utilized benchmarks to establish the allowance for loan losses based upon their classification within the Company’s classification of assets process described earlier. For example, the prior methodology generally required that the Company maintain a minimum level of general valuation allowances ranging from 0.30% to 1.00% of the outstanding principal balance of loans graded as “Pass” or “Watch”. Similarly, general valuation allowances of 5%, 25% and 50%, respectively, were also established and maintained against the outstanding balance of all classified loans rated as “Special Mention”, “Substandard” and “Doubtful”. Where appropriate, additional general valuation allowance percentages were established and maintained against certain categories of commercial loans. The prior methodology also required that the Company maintain a specific valuation allowance in the amount of 100% of the outstanding balance of all loans, or portions thereof, classified as Loss which is consistent with the current allowance calculation methodology and regulatory requirements.

Like the current allowance for loan loss calculation methodology, the Company’s prior practice also allowed for the balance of the allowance to be maintained within a reasonable threshold of the balance targeted by the calculation methodology in place at that time. Calculation methodology notwithstanding, the Company consistently determined that the overall balance of the allowance for loan losses at the close of each reporting period was being maintained within a range consistent with that required by GAAP.

During the fiscal year ended June 30, 2008, the Company revised its allowance for loan loss calculation methodology to that described in the preceding discussion. Doing so resulted in a more precise measurement of estimated probable losses consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses that had been recently updated by bank regulators. Through this policy statement, bank regulators clarified the applicable regulatory guidance regarding the allowance for loan loss and emphasized the requirement that insured institutions adhere to the applicable accounting standards, including SFAS No. 114 and SFAS No. 5, in calculating the appropriate level for the allowance for loan loss.

As discussed in greater detail below, the use of this new methodology did not result in a material change in the overall level of the allowance for loan losses. Moreover, the provision recorded during the year ended June 30, 2008, which was determined based on the newly implemented methodology, was not materially different, on an overall basis, from what would have been required under the prior methodology. However, the change in methodology did increase the precision of the calculation supporting the component balances of the Company’s allowance for loan losses while resulting in a noteworthy reallocation between loan segments and the general and specific valuation allowances applicable to each. In particular, eliminating the use of loan classification benchmarks to estimate the allowance for loan losses corrected a tendency to overweight the allocation towards multi-family and commercial mortgages during prior periods in favor of a greater allocation toward one-to-four family mortgage loans. Moreover, the change in underlying methodology converted what had been general valuation allowances, previously established and maintained on certain TICIC participations based upon their adverse loan classification, into more precisely defined specific and general valuation allowances attributable to those same loans, albeit in a lesser aggregate amount. The remainder was largely reallocated toward the general valuation allowances required by the historical and environmental loss factors utilized in the revised calculation.

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated.

	For the Years Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Allowance balance (at beginning of period)	$6,104	$6,049	$5,451	$5,416	$5,144
Provision for loan losses	317	94	571	72	68
Charge-offs:
Real estate mortgage – One-to-four family	2	30	—	—	—
Commercial business	—	—	—	30	5
Other	3	9	—	12	4
Total charge-offs	5	39	—	42	9
Recoveries:
Real estate mortgage – One-to-four family	—	—	—	—	213
Commercial business	18	—	27	5	—
Total recoveries	18	—	27	5	213
Net (charge-offs) recoveries	13	(39)	27	(37)	204

Allowance balance (at end of period)	$6,434	$6,104	$6,049	$5,451	$5,416
Total loans outstanding	$1,044,885	$1,026,514	$865,031	$707,977	$562,619
Average loans outstanding	$1,064,019	$951,019	$785,210	$633,758	$523,029
Allowance for loan losses as a percent of total loans outstanding	0.62%	0.59%	0.70%	0.77%	0.96%
Net loan charge-offs as a percent of average loans outstanding	0.00%	0.00%	0.00%	0.01%	0.00%
Allowance for loan losses to non-performing loans	48.92%	388.05%	406.25%	578.66%	281.79%

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the total allowance for loan losses by loan category and segment and the percent of loans in each category’s segment to total net loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan segment does not represent the total available for future losses which may occur within a particular loan segment since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in Thousands)
At end of period allocated to:
Real estate mortgage:
One-to-four family	$3,254	65.97%	$2,979	66.99%	$1,854	64.66%	$1,582	65.80%	$1,510	68.03%
Multi-family and commercial	2,181	18.89	1,841	17.40	3,602	18.40	3,133	15.13	3,359	17.19
Commercial business	73	1.42	44	0.85	27	0.48	34	0.45	50	0.52
Consumer:
Home equity loans	510	10.85	719	12.08	356	13.14	286	13.23	182	9.63
Home equity lines of credit	55	1.16	67	1.12	46	1.47	39	1.83	47	2.64
Passbook or certificate	—	0.28	—	0.26	—	0.38	—	0.41	—	0.50
Other	24	0.15	41	0.13	34	0.16	27	0.03	120	0.05
Construction	106	1.28	118	1.17	130	1.31	350	3.12	135	1.44
	6,203		5,809		6,049		5,451		5,403
Unallocated	231		295		—		—		13

Total	$6,434	100.00%	$6,104	100.00%	$6,049	100.00%	$5,451	100.00%	$5,416	100.00%

The following table sets forth the allocation of the allowance for loan losses by loan category and segment within each valuation allowance category at the dates indicated. The valuation allowance categories presented reflect the allowance for loan loss calculation methodology in effect at the time.

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Specific valuation allowance:
Real estate mortgage:
One-to-four family	$150	$—	$—	$—	$—
Multi-family and commercial (TICIC Participations)	1,046	1,160	—	—	—
Multi-family and commercial (Non-TICIC)	232	—	—	—	—
Commercial business	2	3	—	—	—
Total specific valuation allowance	1,430	1,163	—	—	—

General valuation allowance (Factors based):
Historical loss factors	30	33	—	—	—
Environmental loss factors:
Real estate mortgage:
One-to-four family	3,098	2,972	—	—	—
Multi-family and commercial	901	679	—	—	—
Commercial business	71	41
Consumer:
Home equity loans	510	719	—	—	—
Home equity lines of credit	55	67	—	—	—
Other	8	23	—	—	—
Construction	100	112	—	—	—
Total environmental loss factors	4,743	4,613	—	—	—

Total (Factors based)	4,773	4,646	—	—	—

General valuation allowance (Loan classifications based):
Real estate mortgage:
One-to-four family	—	—	1,854	1,582	1,510
Multi-family and commercial (TICIC Participations)	—	—	2,014	2,105	1,990
Multi-family and commercial (Non-TICIC)	—	—	1,588	1,028	1,369
Commercial business	—	—	27	34	50
Consumer:
Home equity loans	—	—	356	286	182
Home equity lines of credit	—	—	46	39	47
Other	—	—	34	27	120
Construction	—	—	130	350	135
Total (Loan classifications based)	—	—	6,049	5,451	5,403

Unallocated general valuation allowance	231	295	—	—	13

Total allowance for loan losses	$6,434	$6,104	$6,049	$5,451	$5,416

As reported in the tables above, the balance of the allowance for loan losses increased by approximately $330,000 to $6.4 million at June 30, 2009 from $6.1 million at June 30, 2008. The increase resulted from additional provisions of $317,000 combined with net recoveries of $13,000 during fiscal 2009. The increase reflects net additions to specific valuation allowances of approximately $267,000 relating to impaired loans coupled with net additions to general valuation allowances, including unallocated amounts, of approximately $63,000 arising from the application of the historical and environmental loss factors to the outstanding balance of the remaining, non-impaired loans within the Company’s portfolio.

With regard to the reported net additions to specific valuation allowances at June 30, 2009, the Company reported a total of 19 impaired loans with a total outstanding balance of $11.1 million compared to a total of nine impaired loans with a total outstanding balance of $2.5 million at June 30, 2008. As of June 30, 2009, the portion of the total allowance for loan losses specifically attributable to impaired loans totaled $1.4 million representing the specific valuation allowances on ten impaired loans with a total outstanding balance of $5.4 million. The remaining nine impaired loans with a total outstanding balance of $5.7 million did not require specific impairment allowances at June 30, 2009. By comparison, as of June 30, 2008, the portion of the total allowance for loan losses specifically attributable to impaired loans totaled approximately $1.2 million representing specific valuation allowances attributable to six impaired loans with a total outstanding balance of $1.9 million. The increases in specific valuation allowances reported in fiscal 2009 generally resulted from reductions in the fair value of the real estate securing the collateral dependent loans that were individually evaluated for impairment in accordance with the Company’s allowance for loan loss calculation methodology described earlier.

The balance of the Company’s general valuation allowances, including unallocated amounts, increased $63,000 from $4.9 million at June 30, 2008 to $5.0 million at June 30, 2009. The reported net additions to general valuation allowances during fiscal 2009 were primarily attributable to the application of the Company’s historical and environment loss factors to the “non-impaired” portion of the loan portfolio during the year. Management’s review and update of the historical and environmental loss factors during fiscal 2009 resulted in a nominal increase to the Company’s historical and environmental factors from June 30, 2008 to June 30, 2009. This increase was partly responsible for the growth in general valuation allowances during fiscal 2009 with the remaining growth attributable to the net growth of the Company’s loan portfolio during the year.

With specific regard to historical loss factors, the Company’s commercial and residential mortgage loan portfolios have each experienced net charge-offs of less than $100,000 over the past five years while net charge-offs of commercial business loans and consumer loans have been negligible over that same time frame. As a result, the Company’s general valuation allowances are derived largely from environmental loss factors with a significantly lesser portion of the allowance attributable to historical loss factors. Of the balance of general valuation allowances reported at June 30, 2009 and June 30, 2008, $30,000 and $33,000, respectively, were attributable to historical loss factors. Notwithstanding its low level of historical charge-offs, however, there can be no assurance that the Company’s net charge-off rate will remain at these levels given the current downturn in the economy and its potential effect on the future performance of the Company’s loan portfolio.

At June 30, 2009 and June 30, 2008, the portion of the Company’s general valuation allowances attributable to environmental factors totaled $4.7 million and $4.6 million, respectively. As noted above, the net increase in this portion of the general valuation allowance reflects a nominal net increase in the overall level of environmental loss factors applied to the Company’s “non-impaired” loan portfolio coupled with such factors being applied to the net growth within that same portfolio during the year. Loans receivable, excluding the allowance for loan loss, increased $18.0 million from $1.03 billion at June 30, 2008 to $1.05 billion at June 30, 2009. Along with this growth, however, impaired loans increased $8.6 million from $2.5 million at June 30, 2008 to $11.1 million at June 30, 2009. Therefore, net growth in the “non-impaired” loan portfolio totaled approximately $9.4 million for the year ended June 30, 2009.

Finally, the increase to general valuation allowances was partially offset by a reduction of $64,000 in the balance of the unallocated allowance to $231,000 at June 30, 2009 from $295,000 at June 30, 2008. As noted earlier, the balance of the unallocated general allowance represents the amount established and maintained for probable losses attributable to environmental factors within one or more non-specified segments within the loan portfolio. In accordance with the Company’s allowance for loan loss methodology, changes in the targeted balance of general valuation allowances attributable to modifications in environmental loss factors may, in whole or in part, be transferred to and from the unallocated allowance subject to the thresholds outlined in the earlier discussion concerning allowance for loan loss calculation methodology.

The balance of the allowance for loan losses included in the tables above for the three years ended June 30, 2005, 2006 and 2007 reflect the Company’s prior calculation methodology described in the earlier section. As noted in that discussion, prior to the fiscal year ended June 30, 2008, the Company had utilized a loan classification-based methodology to estimate the allowance for loan losses. This prior methodology utilized benchmarks to establish the allowance for loan losses based upon the Company’s classification of assets process.

During those three fiscal years, the balance of the Company’s allowance for loan losses comprised general valuation allowances only. The Company maintained no specific valuation allowances on loans, or portions thereof, resulting from its classification of assets process. This was consistent with the Company’s reporting of no impaired loans during those same years.

As noted earlier, loan classification-based methodology in use by the Company during that time resulted in a total balance of the allowance that was within a range consistent with that required by GAAP. However, the balance of the Company’s allowance fluctuated within that acceptable range based upon the methodology and its application given certain corporate events affecting the loan portfolio.

Specifically, the Company acquired two banks, one in October 2002 and the other in July 2003. The Bank’s allowance for loan losses, when combined with the allowance for loan losses from each of the acquisitions, as required by GAAP at the time, resulted in an allowance for loan losses that generally reflected a margin for imprecision and uncertainty that is inherent in estimates of probable credit losses. Included in the loan portfolios of both acquired institutions were several loan participations of questionable credit quality originated by TICIC. TICIC enables financial institutions to pool their individual resources into a single facility designed to provide long-term financing for affordable and senior housing in New Jersey while supporting the participating institutions’ Community Reinvestment Act (“CRA”) lending objectives. Based upon the Company’s understanding of the facts, economic circumstances and probable loss exposure relating to the TICIC loans following the acquisitions, the Company increased the applicable general valuation allowances to approximately $2.0 million in accordance with the loan classification-based allowance methodology in use during that time. As described in the table above, the Company maintained the balance of the general valuation allowances attributable to the TICIC loans within a range of $2.0 million to $2.1 million during the three years ended June 30, 2005, 2006 and 2007 based upon their adverse classification during those years.

Loan loss provisions were minimal during the fiscal years ended June 30, 2005 and 2006 due largely to targeted additions to valuation allowances attributable to net loan growth during those periods being largely offset by reductions in required valuation allowances on diminishing balances of classified assets. Specifically, total loans outstanding increased $145.4 million from $562.6 million at June 30,

2005 to $708.0 million at June 30, 2006. During that same timeframe, total classified assets declined by $3.7 million from $7.4 million to $3.7 million, respectively. Based upon the allowance calculation methodology in use during that time, the balance of the Company’s valuation allowances was $5.4 million at both June 30, 2005 and June 20, 2006 reflecting the partially offsetting effects of net loan growth and net reductions in classified assets. In total, net growth in the Company’s loan portfolio outpaced that of the allowance for loan losses during those periods. Consequently, the ratio of allowance for loan losses to total loans decreased from 0.96% at June 30, 2005 to 0.77% at June 30, 2006.

By the fiscal year ended June 30, 2007, net growth in the loan portfolio necessitated a comparatively larger provision of $571,000 to increase the allowance to the level targeted by the Company’s allowance calculation methodology. The net growth in the allowance during fiscal 2007 also reflected a modest increase in the balance of classified assets. Specifically, total loans outstanding increased by $157.0 million from $708.0 million at June 30, 2006 to $865.0 million at June 30, 2007. During that same timeframe, total classified assets increased by $402,000 from $3.7 million to $4.1 million, respectively. Based upon the allowance calculation methodology in use during that time, the balance of the Company’s valuation allowances increased by $598,000 from $5.4 million at June 30, 2006 to $6.0 million at June 30, 2007 reflecting the combined effects of net loan growth and an increase in the balance of classified assets. As in prior years, the overall growth in the loan portfolio during fiscal 2007 outpaced that of the allowance. Consequently, the ratio of the allowance for loan losses to total loans continued to decline to 0.70% at June 30, 2007.

As noted earlier, during the fiscal year ended June 30, 2008, the Company revised its allowance for loan loss calculation to the methodology currently in use. Doing so resulted in a more precise measurement of estimated probable losses that was consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses updated by bank regulators and more closely aligned the Company’s calculation methodology to that required by the applicable accounting standards, including SFAS No. 114 and SFAS No. 5.

As supported by the tables above, the change in underlying calculation methodology did not result in a material change in the overall level of the allowance for loan losses from year to year. Rather, the implementation of the revised methodology largely reallocated what had been the Company’s balance of general valuation allowances, calculated in accordance with the prior loan classification-based methodology at June 30, 2007, into more precisely defined specific valuation allowances for individually identified loan impairments and general valuation allowances based upon historical and environmental loss factors, as reported at June 30, 2008.

In total, the balance of the allowance for loan losses increased $55,000 from $6.0 million at June 30, 2007 to $6.1 million at June 30, 2008 reflecting additional provisions of $94,000 partially offset by net charge-offs of $39,000 during fiscal 2008. This net provision for fiscal 2008 reflected the Company’s implementation of the new allowance for loan loss calculation methodology coupled with the effects of continued net loan growth and a further reduction in the balance of total classified assets. Specifically, total loans outstanding increased $161.5 million from $865.0 million at June 30, 2007 to $1.03 billion at June 30, 2008. The additions to general valuation allowances attributable to this net growth in loans, as calculated by the revised methodology, were largely offset by decreases in the required level of valuation allowances attributable to the TICIC loan participations discussed earlier. Specifically, reviewing the individual TICIC loans for impairment, in accordance with the Company’s revised allowance calculation methodology, resulted in a lower, albeit more precise, estimate of probable losses associated with those loans than had been calculated based upon the Company’s prior allowance calculation methodology. At June 30, 2007, the outstanding balance of the Company’s TICIC participations totaled $9.0 million against which the Company maintained general valuation allowances of $2.0 million based upon the allowance calculation methodology in use by the Company at that time. By comparison, at June 30,

2008, the outstanding balance of the Company’s TICIC participations totaled $8.5 million against which the Company maintained total valuation allowances of $1.19 million.

The total amount of valuation allowances attributable to the TICIC participations at June 30, 2008 included $1.16 million of specific valuation allowances attributable to impairments identified on loans that were individually reviewed in accordance with revised allowance calculation methodology implemented by the Company during fiscal 2008. This amount was effectively reallocated from the general valuation allowances that had previously been established and maintained against the TICIC loans in accordance with the prior allowance calculation methodology. The remaining $33,000 of TICIC valuation allowances at June 30, 2008 represented general valuation allowances arising from the identification of probable losses using the applicable historical and environmental loss factors on the “non-impaired” TICIC participations. This amount was similarly reallocated within the balance of general valuation allowances attributable to the TICIC loan participations.

Having established the required level of specific and general valuation allowances against the TICIC loan participations in accordance with its revised allowance calculation methodology, the Company reallocated the remaining $821,000 of general valuation allowances previously attributable to the TICIC loan participations to other probable losses identified by that revised methodology including, but not limited to, that required by the net growth in the loan portfolio during fiscal 2008.

The Company’s historical loan loss experience throughout the past twenty years generally reflects a period of unprecedented and sustained economic expansion that continued through fiscal 2007. The strong economic and real estate market conditions during that time have resulted in minimal loan charge-offs through the current year ended June 30, 2009. Accordingly, the Company did not consider the formal validation of the current allowance for loan loss methodology via comparison to our actual charge-off history through June 30, 2009 as necessary or useful. Notwithstanding the Company’s low historical charge-off rates, however, economic and market conditions deteriorated significantly during fiscal 2008 and 2009. As such, the Company expects that probable loan losses estimated by its current allowance for loan loss methodology, particularly those attributable to specific impairments, will be realized through actual charge-offs in the foreseeable future. As such, the Company intends to validate the results of its allowance for loan loss calculations based upon historical data as such data builds in the future. Notwithstanding this future analysis, the Company will continue to regularly update the historical loss factors used to estimate probable losses within its portfolio based upon its actual charge-offs.

Finally, the calculation of probable losses within a loan portfolio and the resulting allowance for loan losses is subject to estimates and assumptions that are susceptible to significant revisions as more information becomes available and as events or conditions effecting individual borrowers and the marketplace as a whole change over time. Future additions to the allowance for loan losses will likely be necessary if economic and market conditions do not improve in the future from those currently prevalent in the marketplace. In addition, the OTS, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OTS may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on its review of information available at the time of the examination, which may negatively affect our earnings.

Securities Portfolio

Our deposits and borrowings have traditionally exceeded our outstanding balance of loans receivable. We generally invest excess funds into investment securities with an emphasis on agency mortgage-backed securities. At June 30, 2009, our securities portfolio totaled $716.1 million and comprised 33.7% of our total assets. By comparison, at June 30, 2008, our securities portfolio totaled $764.2 million and comprised 36.7% of our total assets.

As contemplated in our strategic business plan, we have increased the balance of our loan portfolio relative to the size of our securities portfolio in recent years in order to improve earnings. We intend to continue shifting the mix of our earning assets toward greater balances of loans and lesser balances of investment securities. However, in the foreseeable future, securities will remain a significant component of our earning assets. Management generally intends to continue investing in mortgage-backed securities to the extent the funds are not needed for loan originations.

Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, and marketability and performance objectives. Our Chief Executive Officer, Chief Financial Officer and Chief Investment Officer are designated by the Board of Directors as the officers responsible for securities investment transactions and all transactions require the approval of at least two of these designated officers. The Interest Rate Risk Management Committee, currently composed of Directors Hopkins, Regan, Aanensen, Mazza and Parow, with our Chief Investment Officer and Chief Financial Officer participating as management’s liaison to the committee, is responsible for oversight of the securities portfolio. This committee meets quarterly to review the securities portfolio. The results of the committee’s quarterly review are reported to the full Board, which adjusts the investment policy and strategies, as it considers necessary and appropriate.

Federally chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized under the investment policy approved by our Board of Directors include U.S. government and government agency obligations, municipal securities (consisting of bank qualified municipal bond obligations of state and local governments) and mortgage-backed securities of various U.S. government agencies or government-sponsored entities. On a short-term basis, our investment policy authorizes investment in securities purchased under agreements to resell, federal funds, certificates of deposits of insured banks and savings institutions and FHLB term deposits.

As of June 30, 2009, mortgage-backed securities represented approximately 96.1% of our total investment in securities, compared to 95.0% as of June 30, 2008. Mortgage-backed securities generally include mortgage pass-through securities and collateralized mortgage obligations which are typically issued with stated principal amounts and backed by pools of mortgage loans. Collateralized mortgage obligations represented less than 1.0% of total mortgage-backed securities at both June 30, 2009 and 2008. Mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of non-agency corporate issuers) to pool and package mortgage loans into mortgage-backed securities. The cash flow and re-pricing characteristics of a mortgage pass-through security generally approximate those of the underlying mortgages. By comparison, the cash flow and re-pricing characteristics of collateralized mortgage obligations are determined by those assigned to an individual security, or “tranche”, within the terms of a larger investment vehicle which allocates cash flows to its component tranches based upon a predetermined structure as payments are received from the underlying mortgagors.

We generally invest in mortgage-backed securities issued by U.S. government agencies or government-sponsored entities, such as the Government National Mortgage Association (“Ginnie Mae”), Freddie Mac and the Federal National Mortgage Association (“Fannie Mae”). Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of the costs of servicing and of their payment guarantees or credit enhancements which minimize the level of credit risk to the security holder.

In addition to our investments in agency mortgage-backed securities, we formerly had an investment in the AMF Ultra Short Mortgage Fund (“AMF Fund”), a mutual fund acquired during 2002 as the result of a merger, which invested primarily in agency and non-agency mortgage-backed securities of short duration. The housing and credit crises negatively impacted the market value of certain securities in the fund’s portfolio resulting in a continuing decline in the net asset value of this fund. In addition, the fund’s manager instituted a temporary prohibition against cash redemptions to protect shareholders against the possibility that the fund might be forced to liquidate securities at distressed price levels to satisfy redemption requests. In light of these factors, the Company recognized an impairment charge of $659,000 during the prior fiscal year ended June 30, 2008 due to other-than-temporary declines in the fund’s net asset value.

Due to a continuing decline in the net asset value of the AMF Fund, the Company elected to withdraw its investment in the fund by invoking a redemption-in-kind option during the first quarter of fiscal 2009 in lieu of cash. The shares redeemed for cash and the shares redeemed for the underlying securities were written down to fair value as of the trade date resulting in an additional pre-tax charge to operations of $415,000 during the quarter ended September 30, 2008. Through March 31, 2009, the Company recognized an additional $570,000 of other-than-temporary impairments through earnings attributable to further declines in the value of the non-agency collateralized mortgage obligations acquired through the AMF Fund redemption-in-kind. The Company adopted FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 115-2 and FAS 124-2 “Recognition and Presentation of Other-than-temporary Impairments”, effective April 1, 2009. As a result, that impairment was bifurcated into credit-related and noncredit-related components of $290,000 and $280,000, respectively. Further credit-related and noncredit-related other-than-temporary impairments relating to these securities totaling $144,000 and $274,000, respectively, were recognized during the last fiscal quarter ended June 30, 2009.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that securities be categorized as “held to maturity”, “trading securities” or “available for sale”, based on management’s intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity”.

We do not currently use or maintain a trading account. Securities not classified as “held to maturity” are classified as “available for sale”. These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as adjustments to Accumulated Other Comprehensive Income, a separate component of equity. As of June 30, 2009, all securities acquired through the AMF Fund redemption-in-kind, including both agency and non-agency mortgage-backed securities, were classified as held to maturity. The remainder of Company’s portfolio, including all other agency mortgage backed securities, agency debentures; municipal obligations and single issuer trust preferred securities were classified as available for sale.

Other than mortgage-backed securities issued or guaranteed by the U.S. government or its agencies, we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity at June 30, 2009. All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. Purchases of securities are made based on certain considerations, which include the interest rate, tax considerations, volatility, yield, settlement date and maturity of the security, our liquidity position and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Excluding certain non-agency mortgage-backed securities acquired through the aforementioned AMF Fund redemption-in-kind, we do not purchase securities that are not rated investment grade.

During the years ended June 30, 2009, 2008 and 2007, proceeds from sales of securities available for sale totaled $7.3 million, $48.5 million and $131.4 million and resulted in gross gains of $-0-, $57,000 and $1.3 million and gross losses of $415,000, $57,000 and $1.3 million, respectively.

As of June 30, 2009, $5.8 million of securities were classified as “Substandard”, including $4.9 million of trust preferred securities and $920,000 of non-agency collateralized mortgage obligations.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. The table reflects the reclassification of securities held to maturity and mortgage-backed securities held to maturity to available for sale during the year ended June 30, 2006.

	At June 30,
	2009	2008	2007	2006	2005
	(In Thousands)
Securities Available for Sale:
U.S. government obligations	$4,557	$5,513	$6,864	$8,786	$—
Obligations of states and political subdivisions	18,340	17,757	65,333	195,661	—
Mutual funds (1)	—	7,545	7,795	7,424	14,140
Common stock (2)	—	—	—	—	8,551
Trust preferred securities	5,130	7,368	8,877	10,922	10,900
Total securities available for sale	28,027	38,183	88,869	222,793	33,591

Securities Held to Maturity:
U.S. government obligations	—	—	—	—	265,469
Obligations of states and political subdivisions	—	—	—	—	204,629
Total securities held to maturity	—	—	—	—	470,098

Mortgage-Backed Securities Available for Sale:
Government National Mortgage Association	18,431	21,930	29,540	42,646	—
Federal Home Loan Mortgage Corporation	289,468	317,448	252,497	256,036	—
Federal National Mortgage Association	375,886	386,645	361,742	371,647	—
Total mortgage-backed securities available for sale	683,785	726,023	643,779	670,329	—

Mortgage-Backed Securities Held to Maturity:
Government National Mortgage Association	—	—	—	—	63,399
Federal Home Loan Mortgage Corporation	198	—	—	—	305,059
Federal National Mortgage Association	409	—	—	—	389,663
Collateralized Mortgage Obligations	3,714	—	—	—	—
Total mortgage-backed securities held to maturity	4,321	—	—	—	758,121

Total	$716,133	$764,206	$732,648	$893,122	$1,261,810

(1)	As of June 30, 2008, 2007 and 2006, our mutual fund investment consisted of shares issued by the AMF Fund. Our mutual fund investment in prior years also included shares in a government income fund.
(2)	As of June 30, 2005 our common stock investment consisted of shares of Freddie Mac common stock.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2009. This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At June 30, 2009, securities with a carrying value of $5.1 million are callable within one year.

	At June 30, 2009
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Market Value
	(Dollars in Thousands)

Trust preferred securities	$—	—%	$—	—%	$—	—%	$5,130	3.14%	$5,130	3.14%	$5,130
U.S. government obligations	—	—%	—	—%	398	1.40%	4,159	0.68%	4,557	0.74%	4,557
Obligations of states and political subdivisions	—	—%	3,508	3.26%	14,219	3.53%	613	3.60%	18,340	3.48%	18,340
Mortgage-backed securities:
Government National Mortgage Association	3	12.29%	193	11.64%	271	9.16%	17,964	5.83%	18,431	5.94%	18,431
Federal Home Loan Mortgage Corporation	1	8.68%	510	3.71%	40,932	4.71%	248,223	4.96%	289,666	4.92%	289,668
Federal National Mortgage Association	356	4.44%	15,205	5.48%	61,059	4.87%	299,675	4.93%	376,295	4.94%	376,296
Collateralized mortgage obligations	—	—%	—	—%	—	—%	3,714	5.89%	3,714	5.89%	3,068

Total	$360	4.51%	$19,416	5.09%	$116,879	4.65%	$579,478	4.93%	$716,133	4.89%	$715,490

Sources of Funds

General. Deposits are our major source of funds for lending and other investment purposes. In addition, we derive funds from loan and mortgage-backed securities principal repayments and proceeds from the maturities and calls of securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings (principally from the FHLB of New York) are also used to supplement the amount of funds for lending and investment.

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

Deposits are obtained primarily from within New Jersey. Traditional methods of advertising are used to attract new customers and deposits, including radio, print media, direct mail and inserts included with customer statements. We do not utilize the services of deposit brokers or Internet listing services. Premiums or incentives for opening accounts are sometimes offered. Our primary retail product is Star Banking, which bundles a number of banking services and products together for those customers with a checking account with direct deposit and combined deposits of $20,000 or more, including Internet banking, bill pay, telephone banking, reduced rates on home equity loans and a 25 basis point premium on certificates of deposit with a term of at least one year, excluding special promotions. We may also offer a 25 basis point premium on certificate of deposit accounts with a term of at least one year, excluding special promotions, to certificate of deposit accountholders that have $200,000 or more on deposit with the Bank. Though certificates of deposit with non-standard maturities are popular in our market, we generally promote certificates of deposit with traditional maturities, including three and six months and one, two, three and five years. We do offer the opportunity one time during the term of the certificate to “step up” the rate paid on 17-month and 29-month certificates of deposit from the rate set on such certificate to the current rate being offered by the Bank on certificates of that particular maturity.

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

A large percentage of our deposits are in certificates of deposit, which represented 63.7% and 63.3% of total deposits at June 30, 2009 and 2008, respectively. Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed. At June 30, 2009 and 2008, certificates of deposit maturing within one year were $740.4 million and $710.0 million, respectively. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. At June 30, 2009, $275.9 million or 30.5% of our certificates of deposit were certificates of $100,000 or more compared to $236.7 million or 27.1% at June 30, 2008. General interest rates and money market conditions significantly influence deposit inflows and outflows. The inflow of $100,000 or more certificates of deposit and the retention of such deposits upon maturity are particularly sensitive to general interest rates and money market conditions, making $100,000 or more certificates of deposit traditionally a more volatile source of funding than core deposits. In order to retain $100,000 or more certificates of deposit, we may have to pay a premium rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Years Ended June 30,
	2009			2008			2007
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in Thousands)

Non-interest-bearing demand	$51,132	3.72%	0.00%	$59,169	4.40%	0.00%	$57,226	3.91%	0.00%
Interest-bearing demand	156,883	11.41	1.34	149,871	11.16	1.81	136,622	9.34	1.91
Savings and club	293,483	21.35	1.05	303,818	22.61	1.08	336,067	22.97	1.11
Certificates of deposit	873,257	63.52	3.50	830,726	61.83	4.49	932,901	63.78	4.39

Total deposits	$1,374,755	100.00%	2.60%	$1,343,584	100.00%	3.22%	$1,462,816	100.00%	3.23%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2009	2008	2007
	(In Thousands)
Interest Rate
0.00-1.99%	$190,949	$2,235	$32
2.00-2.99%	182,588	91,937	17,451
3.00-3.99%	417,596	298,819	131,375
4.00-4.99%	106,994	473,649	488,520
5.00-5.99%	6,616	6,969	250,682

Total	$904,743	$873,609	$888,060

The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of the date indicated.

At June 30, 2009
(In Thousands)
Maturity Period
Within three months	$74,240
Three through six months	79,096
Six through twelve months	75,460
Over twelve months	47,124

$275,920

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2009.

	Amount Due
	Within 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years	Total
	(In Thousands)
0.00-1.99%	$181,785	$9,164	$—	$—	$—	$—	$190,949
2.00-2.99%	135,461	36,840	8,261	—	2,026	—	182,588
3.00-3.99%	356,144	48,800	5,656	3,249	3,746	1	417,596
4.00-4.99%	66,782	16,282	8,785	15,142	—	3	106,994
5.00-5.99%	211	—	1,615	4,790	—	—	6,616

Total	$740,383	$111,086	$24,317	$23,181	$5,772	$4	$904,743

Borrowings. To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the FHLB of New York. We make use of FHLB advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer-term fixed-rate loans and mortgage-backed securities.

Advances from the FHLB are typically secured by the FHLB capital stock we own and mortgage-backed securities we hold in safekeeping there. Additional information regarding our FHLB advances is included under Note 12 to consolidated financial statements.

Short-term FHLB advances generally have original maturities of less than one year. Typically, our short-term advances are in the form of overnight borrowings. Available overnight lines of credit at the FHLB at June 30, 2009 were $200.0 million.

At June 30, 2009, long-term FHLB advances totaled $210.0 million. Long-term advances consist of fixed-rate advances that will mature after one year. The advances are collateralized by FHLB capital stock and certain mortgage-backed securities. These advances had a weighted average interest rate of 3.87% at June 30, 2009.

As of June 30, 2009, long-term advances mature as follows:

(In Thousands)
Maturing in Years Ending June 30,
2011	$10,000
2018	200,000

Total	$210,000

Subsidiary Activity

Kearny Financial Corp. has two wholly owned subsidiaries: Kearny Federal Savings Bank and Kearny Financial Securities, Inc.

Kearny Financial Securities, Inc. was organized in April 2005 under Delaware law as a Delaware Investment Company primarily to hold securities and mortgage-backed securities. At June 30, 2009, it held assets totaling $7,000 and was considered inactive.

Kearny Federal Savings Bank has two wholly owned subsidiaries: KFS Financial Services, Inc. and KFS Investment Corp. A third subsidiary, Kearny Federal Investment Corp. was dissolved in fiscal 2008.

KFS Financial Services, Inc. was incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000. It is a service corporation subsidiary organized for selling insurance products, including annuities, to Bank customers and the general public through a third party networking arrangement. KFS Financial Services, Inc. is not a licensed insurance agency and it may only offer insurance products through an agreement with a licensed insurance agency. KFS Financial Services, Inc. has entered into an agreement with The Savings Bank Life Insurance Company of Massachusetts, a licensed insurance agency, through which it offers insurance products. At June 30, 2009, it held assets totaling $313,000.

KFS Investment Corp. was organized in October 2007 under New Jersey law as a New Jersey Investment Company to potentially replace Kearny Federal Investment Corp. At June 30, 2009, KFS Investment Corp. held no assets and was considered inactive.

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

Regulation of the Bank

General. As a federally chartered, Federal Deposit Insurance Corporation-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses. The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. Federal savings banks are also subject to reserve requirements imposed by the Board of Governors of the Federal Reserve System. Both state and federal law regulate a federal savings bank’s relationship with its depositors and borrowers, especially in such matters as the ownership of savings accounts and the form and content of the bank’s mortgage documents.

The Bank must file reports with the OTS concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. The OTS regularly examines the Bank and prepares reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations. The OTS has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OTS to take enforcement action with respect to a particular federally chartered savings bank and, if the Director does not take action, the FDIC has authority to take such action under certain circumstances.

Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC. The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009 that matures prior to December 31, 2012 (the “Debt Guarantee Program”). Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank. After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 are assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued. Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program. Participating institutions will be subject to surcharges for debt issued after that date. The Transaction Account Guarantee Program has been extended until June 30, 2010 but after January 1, 2010, participating institutions will be assessed at a rate between 15 and 25 basis points on transaction account balances in excess of $250,000. Institutions currently participating in the Transaction Account Guarantee Program will be able to opt of the extended program until November 2, 2009. The Bank is participating in the Transaction Account Guarantee Program. The Company and the Bank have opted out of the Debt Guarantee Program.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the Deposit Insurance Fund.

The FDIC has set the designated reserve ratio at 1.25% of estimated insured deposits. The FDIC has also adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and have been assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are currently assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank used its remaining special assessment credit of $579,000 to offset the cost of its deposit insurance premium, which was fully utilized by March 31, 2009.

Due to recent bank failures, the FDIC has determined that the reserve ratio was 1.01% as of June 30, 2008. In accordance with the Reform Act, the FDIC must establish and implement a plan within 90 days to restore the reserve ratio to 1.15% within five years (subject to extension due to extraordinary circumstances). For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC has set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to deposits. The assessment rate would be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk

Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10% of assets. Reciprocal deposit arrangements like CDARS® would be treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%. The FDIC has further imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and may impose additional special assessments.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged 0.0108% of insured deposits, respectively, in fiscal year 2009. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% of total adjusted assets and (3) risk-based capital equal to 8% of total risk-weighted assets. For information on the Bank’s compliance with these regulatory capital standards, see Note 14 to consolidated financial statements. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well and has the authority to establish higher capital requirements for individual institutions where necessary.

In addition, the OTS may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% take certain action to increase its capital ratios. If the savings institution’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the OTS may restrict its activities.

For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 or core capital is defined as common stockholders’ equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries and certain non-withdrawable accounts and pledged deposits of mutual savings banks. The Bank does not have any non-withdrawable accounts or pledged deposits. Tier 1 and core capital are reduced by an institution’s intangible assets, with limited exceptions for certain mortgage and non-mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible for national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

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

Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least thirty days before making a capital distribution, such as paying a dividend to the Company. A savings institution must file an application for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the OTS; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OTS or applicable regulations.

The OTS may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In June 2007, the Bank applied to the OTS for approval to distribute $19.0 million to the Company. In August 2007, the Bank received approval from the OTS and the cash dividend was paid in November 2007. During the approval process, the OTS noted that future dividend requests will require closer scrutiny by the OTS due to the Bank’s compressed earnings at the time.

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

Community Reinvestment Act. Under the CRA, every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS to assess the depository institution’s record of meeting the credit needs of its community and to consider such record in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank. The OTS may use an unsatisfactory CRA examination rating as the basis for the denial of an application. The Bank received a satisfactory CRA rating in its most recent CRA examination by the OTS.

Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of twelve regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

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

The USA Patriot Act. The Bank is subject to the OTS regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act. The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA Patriot Act and the related regulations of the OTS impose the following requirements with respect to financial institutions:

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

Regulation of the Company

General. The Company is a savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act. It is required to file reports with the OTS and is subject to regulation and examination by the OTS. The Company must also obtain regulatory approval from the OTS before engaging in certain transactions, such as mergers with or acquisitions of other financial institutions. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

Activities Restrictions. As a savings and loan holding company and as a subsidiary holding company of a mutual holding company, the Company is subject to statutory and regulatory restrictions on its business activities. The non-banking activities of the Company and its non-savings institution subsidiaries are restricted to certain activities specified by the OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987 and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act. Before engaging in any non-banking activity or acquiring a company engaged in any such activities, the Company must file with the OTS either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.

Mergers and Acquisitions. The Company must obtain approval from the OTS before acquiring, directly or indirectly, more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation, or purchase of its assets. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Waivers of Dividends by Kearny MHC. The OTS regulations require the MHC to notify the OTS of any proposed waiver of its receipt of dividends from the Company. The OTS reviews dividend waiver notices on a case-by-case basis and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members and (ii) the waiver would not be detrimental to the safe and sound operations of the subsidiary savings association.

During the year ended June 30, 2009, the MHC waived its right, upon non-objection from the OTS, to receive cash dividends of $10.2 million declared during the year.

Conversion of the MHC to Stock Form. The OTS regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization, commonly referred to as a second step conversion. In a second step conversion a new holding company would be formed as the successor to the Company, the MHC’s corporate existence would end and certain depositors of the Bank would receive the right to subscribe for shares of the new holding company. In a second step conversion, each share of common stock held by stockholders other than the MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that the Company’s stockholders own the same percentage of common stock in the new holding company as they owned in the Company immediately prior to the second step conversion. Under the OTS regulations, the Company’s stockholders would not be diluted because of any dividends waived by the MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event the MHC converts to stock form. The total number of shares held by the Company’s stockholders after a second step conversion also would be increased by any purchases by the Company’s stockholders in the stock offering of the new holding company conducted as part of the second step conversion.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the OTS. Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control is then subject to regulation as a savings and loan holding company.

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700.0 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or (“TARP”). Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP,

EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250.0 billion in troubled assets immediately and up to $350.0 billion upon certification by the President that such authority is needed. The Secretary’s authority will be increased to $700.0 billion if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue warrants for common or preferred stock or senior debt to the Secretary. If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300.0 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300.0 million in assets under TARP auctions will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association (“Fannie Mae”) or Freddie Mac as an ordinary loss for tax purposes. This provision was effective October 3, 2008.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest up to $250.0 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25.0 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating publicly traded institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

The recently enacted American Recovery and Reinvestment Act of 2009 (“ARRA”) has imposed additional compensation restrictions on companies participating in the TARP Capital Purchase Program. ARRA directs the Secretary of the Treasury to adopt standards for executive compensation that include limits on compensation that exclude incentives to take unnecessary and excessive risks that threaten the value of the participant while any assistance remains outstanding and provision for recovery by the participant of any bonus, retention award or incentive compensation paid to any senior executive office and up to 20 next mostly highly compensated employees of the participant based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate. The board of directors of any TARP participant must adopt policies on excessive or luxury expenditures, as identified by the Secretary. TARP participants will be required to annually allow shareholders to have a separate non-binding vote on executive compensation while a TARP investment is outstanding.

Due to its strong capital position the Company did not participate in the Treasury’s Capital Purchase Plan.

Item 1A. Risk Factors

The following is a summary of what management, in its opinion, currently believes to be the material risks related to an investment in the Company’s securities.

Recent negative developments in the financial services industry and the domestic and international credit markets may continue to adversely affect our operations and results.

Negative developments in the global credit and securitization markets during the latter half of 2007 and 2008 have resulted in uncertainty and volatility in U.S. financial markets that contributed significantly to the general economic downturn which has continued into 2009. Asset quality has deteriorated at many financial institutions resulting in additional loan loss provisions and increased recognition of impairments in securities portfolios. In particular, the continuing decline in the value of real estate collateral supporting many commercial and residential mortgage loans has contributed significantly to these results. The effects of declining real estate values on asset quality has been exacerbated by rising unemployment resulting in increased levels of loan delinquencies, foreclosures and bankruptcies. These factors affecting the general marketplace have had an adverse impact on the Company’s earnings and operations through an increase in the level of nonperforming loans and associated provisions to the allowance for loan losses. The Company has also recognized an increased level of other-than-temporary security impairments recorded through earnings and other comprehensive income. Moreover, the Company has recognized additional FDIC insurance costs resulting from the agency’s need to replenish the fund for charges associated with recent bank failures.

In general, thrift and thrift holding company stock prices have been negatively affected, as has their general ability to raise capital or borrow in the debt markets. The potential exists for new federal or state laws and regulations regarding lending and funding practices, liquidity standards, and minimum capital levels.

Continued negative developments in the financial services industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, the adverse economic conditions noted earlier could continue to adversely affect the performance and value of our loan and investment portfolios which would also negatively affect our financial performance.

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

From an interest rate risk perspective, the Company is liability sensitive, which indicates that liabilities generally re-price faster than assets. The timing mismatch of the re-price of interest-earning assets and interest-bearing liabilities is referred to as the gap position. The most common measurement interval is one year. At June 30, 2008, the Company’s one-year gap position was –9.5% and at June 30, 2009 it was -5.2%. During the fiscal year it fluctuated from -14.7% at September 30, 2008 to -10.7% at December 31, 2008 to -6.8% at March 31, 2009. The improvement in the one-year gap position resulted primarily from the increase in cash and cash equivalents, year-over-year.

In response to negative economic developments, the Federal Open Market Committee has steadily reduced its federal funds rate target from 5.25% in September 2007 to between 0.00% and 0.25% currently which has had the effect of reducing our cost of funds. However, the benefits to earnings arising from the reduction in our cost of interest-cost liabilities have been partially offset by reduced yields on the Company’s short-term, interest-earning assets whose balances have grown significantly during the year. Notwithstanding reduced yields on short-term interest-earning assets, the Company’s net interest rate spread and margin improved from 1.81% to 2.25% and 2.54% to 2.81%, respectively, year-over-year.

As of June 30, 2009, $740.4 million or 81.8% of our certificates of deposit mature within one year. During the year ending June 30, 2010, $200.0 million of FHLB advances are callable, but based on the interest rate environment as of June 30, 2009 it appears unlikely that they will be called. With respect to re-pricing assets, at June 30, 2009, the Company maintained balances of short term, liquid assets of $211.5 million. During the year ending June 30, 2010, $20.9 million of loans will reach their contractual maturity dates. The effect of subsequent interest rate changes will be reflected in the re-pricing of $121.4 million of loans maturing after June 30, 2010 and $311.5 million of mortgage-backed securities and non-mortgage-backed securities with floating or adjustable rates.

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

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the required amount of the allowance for loan losses, we evaluate certain loans individually and establish specific loan loss allowances for identified impairments. For all non-impaired loans, including those not individually reviewed, we estimate losses and establish general loan loss allowances based upon historical and environmental loss factors. If the assumptions used in our calculation methodology are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. While our allowance for loan losses was 0.62% of total loans at June 30, 2009, material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

We may be required to record additional impairment charges with respect to our investment securities portfolio.

We review our securities portfolio at the end of each quarter to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the impairment is other than temporary. If we conclude that the impairment is other than temporary, we are required to write down the value of that security. The “credit-related” portion of the impairment is recognized through earnings whereas the “noncredit-related” portion is generally recognized through other comprehensive income in the circumstances where the future sale of the security is unlikely. During the year ended June 30, 2008, we determined that the decline in the fair value of our investment in the AMF Fund was other-than-temporary and recorded a pre-tax impairment charge of approximately $659,000 on this investment. Due to continuing declines in the value of this Fund, we decided to invoke the payment-in-kind redemption option (which was the only redemption option available) on this Fund during the quarter ended September 30, 2008 and received $1.4 million in cash and $6.0 million in mortgage-backed securities including $4.6 million in non-agency collateralized mortgage obligations that we carry as held to maturity. During the remainder of fiscal 2009, we recognized pre-tax other-than-temporary impairment charges of $988,000 ($714,000 recognized in earnings and $274,000 recorded in other comprehensive income) on these non-agency securities. At June 30, 2009, we had approximately $68.3 million in investment securities on which we had approximately $5.5 million in gross unrealized losses. If changes in the expected cash flows of these securities and/or prolonged price declines result in our concluding in future periods that the impairment of these securities is other than temporary, we will be required to record an impairment charge against income equal to the credit-related impairment.

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

A substantial majority of our loans are to individuals and businesses in New Jersey. The decline in the economy of the state could continue to have an adverse impact on our earnings. We have a significant amount of real estate mortgages, such that a decrease in local real estate values may adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which may adversely influence our profitability.

Our return on equity compares unfavorably to other companies. This could negatively influence the price of our stock.

The net proceeds from our initial public offering in February 2005 substantially increased our equity capital. We expect to take time to invest this capital prudently. As a result, our return on equity, which is the ratio of earnings divided by average equity capital, is lower than that of many similar companies. To the extent that the stock market values a company based in part on its return on equity, our low return on equity relative to our peer group could negatively affect the trading price of our common stock. During the year ended June 30, 2009, there was ongoing evaluation and implementation of growth and diversification strategies related to execution of the Company’s business plan. The Company expects to continue these efforts to grow and diversify the balance sheet with the goals of improving profitability.

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

The Company utilized open market purchases of common stock to fund restricted stock awards; however, funding of stock options exercised will come either through open market purchases, the issuance of shares from the Company’s treasury account or from the issuance of authorized but un-issued shares. Existing shareholders will experience a dilution in ownership interest in the event the Company relies on the issuance of shares from the Company’s treasury account or from the issuance of authorized but un-issued shares rather than open market purchases to fund stock options.

Shareholders own a minority of Kearny Financial Corp.’s common stock and are not able to exercise voting control over most matters put to a vote of stockholders.

Kearny MHC owns a majority of Kearny Financial Corp.’s common stock, 73.5% at June 30, 2009 and is able to exercise voting control over most matters put to a vote of shareholders, including the election of directors. Kearny MHC may also exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares. The Board of Directors of Kearny MHC is also the Board of Directors of Kearny Financial Corp.

The Office of Thrift Supervision’s policy on remutualization transactions could prohibit acquisition of Kearny Financial Corp., which may adversely affect our stock price.

The OTS regulations permit the acquisition of a mutual holding company by a mutual institution in a remutualization transaction. Current OTS policy, however, views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. The OTS may give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that there is no cause for OTS’s concerns in the particular case. Should the OTS prohibit or otherwise restrict these transactions in the future, our stock price may be adversely affected.

Proposed legislation would eliminate our primary federal regulator, require Kearny Federal Savings Bank to convert to a bank, and require Kearny MHC and Kearny Financial Corp. to become bank holding companies.

The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current federal bank regulatory structure. The proposal would merge our current primary federal regulator, the OTS, and the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into a new federal banking regulator, the National Bank Supervisor. The proposal would also eliminate the federal thrift charter and require all federal savings associations, such as the Bank, to elect, within six months of the effective date of the legislation, to convert to either a national bank, state bank or state savings association. A federal savings association that does not make the election would, by operation of law, be converted into a national bank within one year of the effective date of the legislation.

If the Bank is required to convert to a bank charter, Kearny MHC and the Company would be required to become bank holding companies subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), which differs from that of the OTS in certain important respects, particularly with respect to mutual holding companies. While the OTS regulations permit mutual holding companies to waive the receipt of dividends, subject to notice to and non-objection by the OTS, the Federal Reserve’s current policy is to prohibit mutual holding companies from waiving the receipt of dividends so long as the subsidiary savings bank is well capitalized. Moreover, the OTS regulations provide that waived dividends will not be taken into account in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form. If the OTS is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Kearny MHC would not be permitted to waive the receipt of dividends declared by Kearny Financial Corp. This would have an adverse impact on our ability to pay dividends.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company and the Bank conduct business from their administrative headquarters at 120 Passaic Avenue in Fairfield, New Jersey and 26 branch offices located in Bergen, Essex, Hudson, Middlesex, Morris, Ocean, Passaic and Union Counties, New Jersey. Six of our offices are leased with remaining terms between one and nine years. At June 30, 2009, our net investment in property and equipment totaled $35.5 million. The following table sets forth certain information relating to our properties as of June 30, 2009.

Office Location	Year Opened	Net Book Value as of June 30, 2009	Square Footage	Owned/Leased
		(In Thousands)

Executive Office:
120 Passaic Avenue
Fairfield, New Jersey	2004	$10,773	53,000	Owned

Main Office:
614 Kearny Avenue
Kearny, New Jersey	1928	387	6,764	Owned

Branches:
425 Route 9 & Ocean Gate Drive
Bayville, New Jersey	1973	29	3,500	Leased

417 Bloomfield Avenue
Caldwell, New Jersey	1968	183	4,400	Owned

20 Willow Street
East Rutherford, New Jersey	1969	31	3,100	Owned

534 Harrison Avenue
Harrison, New Jersey	1995	277	3,000	Owned

1353 Ringwood Avenue
Haskell, New Jersey	1996	—	2,500	Leased

718B Buckingham Drive
Lakewood, New Jersey	2008	51	2,800	Leased

630 North Main Street
Lanoka Harbor, New Jersey	2005	1,589	3,200	Owned

307 Stuyvesant Avenue
Lyndhurst, New Jersey	1970	31	3,338	Owned

270 Ryders Lane
Milltown, New Jersey	1989	7	3,600	Leased

339 Main Road
Montville, New Jersey	1996	—	1,850	Leased

119 Paris Avenue
Northvale, New Jersey	1965	162	1,750	Owned

Office Location	Year Opened	Net Book Value as of June 30, 2009	Square Footage	Owned/Leased
		(In Thousands)

80 Ridge Road
North Arlington, New Jersey	1952	$ 28	3,500	Owned

510 State Highway 34
Old Bridge Township, New Jersey	2002	799	2,400	Owned

207 Old Tappan Road
Old Tappan, New Jersey	1973	583	2,160	Owned

267 Changebridge Road
Pine Brook, New Jersey	1974	110	3,600	Owned

653 Westwood Avenue
River Vale, New Jersey	1965	591	1,600	Owned

252 Park Avenue
Rutherford, New Jersey	1974	423	1,984	Owned

520 Main Street
Spotswood, New Jersey	1979	278	2,400	Owned

130 Mountain Avenue
Springfield, New Jersey	1991	974	6,480	Owned

827 Fischer Boulevard
Toms River, New Jersey	1996	558	3,500	Owned

2100 Hooper Avenue
Toms River, New Jersey	2008	108	2,000	Leased

487 Pleasant Valley Way
West Orange, New Jersey	1971	67	3,000	Owned

216 Main Street
West Orange, New Jersey	1975	66	2,400	Owned

250 Valley Boulevard
Wood-Ridge, New Jersey	1957	1,459	9,500	Owned

661 Wyckoff Avenue
Wyckoff, New Jersey	2002	1,892	6,300	Owned

The Bank expects to open a new 2,900 square foot full-service branch at 917 Route 23 South, Pompton Plains, New Jersey during the quarter ending December 31, 2009. The Bank’s net investment in this owned property is expected to be approximately $1.4 million.

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at June 30, 2009 that would be expected to have a material effect on operations or income.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)       Market Information. The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “KRNY”. The table below shows the reported high and low closing prices of the common stock and dividends paid per public share for each quarter during the last two fiscal years. Kearny MHC has waived receipt of all dividends paid during each of the periods presented.

	High	Low	Dividends
Fiscal Year 2009
Quarter ended September 30, 2008	$13.95	$10.78	$0.05
Quarter ended December 31, 2008	$12.86	$10.69	$0.05
Quarter ended March 31, 2009	$12.80	$7.80	$0.05
Quarter ended June 30, 2009	$12.22	$10.28	$0.05

Fiscal Year 2008
Quarter ended September 30, 2007	$13.90	$11.45	$0.05
Quarter ended December 31, 2007	$13.31	$11.90	$0.05
Quarter ended March 31, 2008	$11.98	$9.98	$0.05
Quarter ended June 30, 2008	$11.64	$10.65	$0.05

Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends are determined by the Board.

The Company’s ability to pay dividends may also depend on the receipt of dividends from the Bank, which is subject to a variety of limitations under the regulations of the OTS on the payment of dividends.

As of September 4, 2009 there were 4,254 registered holders of record of the Company’s common stock, plus approximately 2,882 beneficial (street name) owners.

(b)	Use of Proceeds. Not applicable.

(c)        Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2009.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

April 1 – April 30, 2009	—	$—	—	823,923
May 1 – May 31, 2009	123,400	10.90	123,400	700,523
June 1 – June 30, 2009	165,300	11.12	165,300	535,223

Total	288,700	$11.03	288,700	535,223

*          On March 3, 2009, the Company announced the authorization of a fourth stock repurchase program for up to 936,323 shares or 5% of shares outstanding.

Stock Performance Graph. Set forth on Page 56 is a stock performance graph comparing the cumulative total shareholder return on the Company’s common stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Composite Index, (b) the cumulative total shareholder return on stocks included in the SNL Thrift $1 Billion - $5 Billion Index and (c) the cumulative total shareholder return on stocks included in the SNL Thrift MHC Index, in each case assuming an investment of $100.00 as of February 24, 2005 (the date the Company’s common stock began trading on the NASDAQ Stock Market following the closing of the Company’s initial public stock offering). The cumulative total returns for the indices and the Company are computed assuming the reinvestment of dividends that were paid during the period. It is assumed that the investment in the Company’s common stock was made at the initial public offering price of $10.00 per share.

KEARNY FINANCIAL CORP.

Index	2/24/05	6/30/05	6/30/06	6/30/07	6/30/08	6/30/09

Kearny Financial Corp.	$100	$118	$150	$139	$115	$122
NASDAQ Composite	100	100	106	127	112	89
SNL Thrift $1 B - $5 B Index	100	103	112	109	83	68
SNL Thrift MHC Index	100	104	121	138	128	117

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

	At June 30,
	2009	2008	2007	2006	2005
Balance Sheet Data:	(In Thousands)
Assets	$2,124,921	$2,083,039	$1,917,253	$1,991,773	$2,107,005
Net loans receivable	1,039,413	1,021,686	860,493	703,613	558,018
Mortgage-backed securities available for sale	683,785	726,023	643,779	670,329	—
Mortgage-backed securities held to maturity	4,321	—	—	—	758,121
Securities available for sale	28,027	38,183	88,869	222,793	33,591
Securities held to maturity	—	—	—	—	470,098
Cash and cash equivalents	211,525	131,723	163,341	230,279	139,865
Goodwill	82,263	82,263	82,263	82,263	82,263
Deposits	1,421,201	1,379,032	1,411,713	1,443,738	1,528,777
Federal Home Loan Bank advances	210,000	218,000	28,488	61,105	61,687
Total stockholders’ equity	476,720	471,371	462,592	475,134	505,482

	For the Years Ended June 30,
	2009	2008	2007	2006	2005
	(In Thousands, Except Percentage and Per Share Amounts)
Summary of Operations:
Interest income	$97,908	$97,367	$95,561	$89,323	$82,441
Interest expense	44,200	50,528	50,468	38,645	30,422
Net interest income	53,708	46,839	45,093	50,678	52,019
Provision for loan losses	317	94	571	72	68
Net interest income after provisionfor loan losses	53,391	46,745	44,522	50,606	51,951
Non-interest income, excluding (loss) gain on securities	2,648	2,708	2,434	2,302	1,798
Non-interest income from (loss) gain on sale of securities	(415)	—	55	1,023	7,705
Loss on impairment of securities	(714)	(659)	—	—	—
Non-interest expenses	43,922	40,939	44,856	42,046	34,862
Income before income taxes	10,988	7,855	2,155	11,885	26,592
Provisions for income taxes	4,597	1,951	221	2,277	7,694
Net income	$6,391	$5,904	$1,934	$9,608	$18,898

Share and Per Share Data:
Net income per share – basic	$0.09	$0.09	$0.03	$0.14	$0.33
Net income per share – diluted	$0.09	$0.09	$0.03	$0.14	$0.33
Weighted average number of common shares outstanding – basic	68,111	68,675	69,242	70,904	57,963
Weighted average number of common shares outstanding – diluted	68,223	68,789	69,581	70,982	57,963
Cash dividends per share (1)	$0.20	$0.20	$0.20	$0.19	$—
Dividend payout ratio (2)	54.91%	62.47%	192.61%	49.30%	0.00%

	At or For the Years Ended June 30,
	2009	2008	2007	2006	2005

Performance Ratios:
Return on average assets (net income divided by average total assets)	0.31%	0.29%	0.10%	0.47%	0.94%
Return on average equity (net income divided by average equity)	1.35	1.26	0.41	1.94	5.40
Net interest rate spread	2.25	1.81	1.70	2.10	2.51
Net interest margin	2.81	2.54	2.43	2.67	2.79
Average interest-earning assets to average interest-bearing liabilities	124.16	126.49	126.82	127.82	116.93
Efficiency ratio (Non-interest expense divided by the sum of net interest income and non-interest income)	79.53	83.74	94.27	77.86	56.67
Non-interest expense to average assets	2.11	2.04	2.23	2.05	1.73
Asset Quality Ratios:
Non-performing loans to total loans	1.26	0.15	0.17	0.13	0.34
Non-performing assets to total assets	0.62	0.08	0.08	0.05	0.10
Net charge-offs to average loans outstanding	0.00	0.00	0.00	0.01	0.00
Allowance for loan losses to total loans	0.62	0.59	0.70	0.77	0.96
Allowance for loan losses to non-performing loans	48.92	388.05	406.25	578.66	281.79
Capital Ratios:
Average equity to average assets	22.73	23.41	23.56	24.16	17.36
Equity to assets at period end	22.43	22.63	24.13	23.85	23.99
Tangible equity to tangible assets at period end	18.98	19.51	21.10	21.19	20.66

(1)	Represents dividends paid per public share. Kearny MHC has waived receipt of all cash dividends declared to date.

(2)	Represents cash dividends paid on public shares divided by net income.

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

Overview

Financial Condition. Total assets increased $41.9 million to $2.12 billion at June 30, 2009 from $2.08 billion at June 30, 2008. The increase was due primarily to increases in cash and cash equivalents and, to a lesser degree, net loans receivable, partially offset by decreases in non-mortgage-backed and mortgage-backed securities.

During the year ended June 30, 2009, per the Company’s business plan, management continued to focus on changing the Bank’s asset mix, increasing the loan portfolio while reducing the relative size of the securities portfolio. From a historical perspective, our loan portfolio now represents a greater percentage of our interest-earning assets than our securities portfolio; however, the portfolio relative to assets decreased year-over-year due in part to the economic downturn. At June 30, 2009, net loans receivable comprised 48.9% of total assets compared to 49.0% a year earlier while securities comprised 33.7% of total assets compared to 36.7% a year earlier. Between June 30, 2008 and June 30, 2009, net loans receivable increased $17.7 million, or 1.7%, while securities decreased $48.1 million, or 6.3%. Generally, cash flows from investing activities were used to fund loan originations and deposit outflows early in the year; however, thereafter deposits began to increase while loan demand dropped significantly leading to a buildup of cash.

At June 30, 2009, our total deposits were $1.42 billion, compared to $1.38 billion at June 30, 2008. Year-over-year, certificates of deposit and core deposits increased $31.1 million and $11.0 million, respectively. Beginning during the quarter ended December 31, 2008, deposits began to increase reversing the trend of deposit outflows experienced by the Bank since the quarter ended December 31, 2006. Reductions in the federal funds rate amounting to a 525 basis point cut in aggregate between September 2007 and December 2008 have had a significant effect on interest rates, particularly lowering the rates paid on certificates of deposit, which has made the Bank’s rate offerings more competitive in the marketplace while also helping to lower the cost of deposits.

FHLB of New York borrowings decreased $8.0 million to $210.0 million at June 30, 2009 from $218.0 million a year earlier. Due to continuing deposit inflows and flagging loan demand, there was no need for additional borrowing during fiscal 2009.

Stockholders’ equity increased $5.3 million to $476.7 million at June 30, 2009, from $471.4 million at June 30, 2008. The increase was primarily the result of a $10.0 million increase in accumulated other comprehensive income, net of income taxes, due to mark-to-market adjustments to the available for sale non-mortgage-backed securities and mortgage-backed securities portfolios and benefit plan adjustments pursuant to SFAS No. 158.

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

Net income for the fiscal year ended June 30, 2009 was $6.4 million, or $0.09 per diluted share; an increase of $487,000 from $5.9 million, or $0.09 per diluted share for the fiscal year ended June 30, 2008. The increase in net income year-over-year resulted primarily from an increase in net interest income, partially offset by increases in impairment losses on securities, non-interest expense and income taxes as well as an increase in provision for loan losses and a decrease in non-interest income (excluding loss on securities).

Our net interest income increased by $6.9 million to $53.7 million during the fiscal year ended June 30, 2009 from $46.8 million during the fiscal year ended June 30, 2008. The net interest rate spread increased to 2.25% for fiscal 2009 from 1.81% for fiscal 2008 as the cost of average interest-bearing liabilities fell to 2.87% from 3.46% while the yield on average interest-earning assets decreased to 5.12% from 5.27%. Total interest income increased to $97.9 million during the fiscal year ended June 30, 2009 from $97.4 million during the fiscal year ended June 30, 2008 due to an increase in average interest-earning assets, partially offset by a decrease in average yield. Total interest expense decreased to $44.2 million, year-over-year, due to a decrease in the average cost, partially offset by an increase in volume of interest-bearing liabilities.

Non-interest expense increased $3.0 million to $43.9 million during the fiscal year ended June 30, 2009, from $40.9 million during the fiscal year ended June 30, 2008. The increase in non-interest expense resulted primarily from increases in salaries and employee benefits expense, net occupancy expense of premises, federal deposit insurance premium expense and miscellaneous expense, partially offset by a decrease in amortization of intangible assets expense.

Non-interest income, excluding loss on sales and impairments of securities, decreased $60,000 to $2.6 million during the fiscal year ended June 30, 2009 compared to $2.7 million during the fiscal year ended June 30, 2008 due to a $139,000 decrease in miscellaneous income, partially offset by a $79,000 increase in fees and service charges. Total non-interest income, including loss on securities, decreased $530,000 to $1.5 million from $2.0 million, year-over-year.

The provision for loan losses was $317,000 for fiscal 2009 compared to $94,000 for fiscal 2008. The increase in the provision was due primarily to the adjustment of the environmental factors component of the Bank’s analysis of probable loan losses to reflect current economic conditions as well as an increase in non-performing assets.

Business Strategy. Our current business strategy is to seek to grow and improve our profitability by:

•	increasing the volume of our loan originations and the size of our loan portfolio relative to our securities portfolio;

•	increasing the origination of multi-family and commercial real estate loans and commercial business loans;

•

building our core banking business through internal growth and de novo branching, as well as actively considering expansion opportunities such as the acquisition of branches and other financial institutions;

•	developing a sales culture by training and encouraging our branch personnel to promote our existing products and services to our customers; and

•	maintaining high asset quality.

Our deposits have traditionally exceeded our loan originations and we have invested these deposits primarily in mortgage-backed securities and non-mortgage-backed securities. Following our acquisition of South Bergen Savings Bank in 1999, we began to emphasize increasing the size of our loan portfolio. Prior to that time, we focused our efforts on obtaining deposits from the communities in which we operated our five branch offices in Bergen and Hudson counties and investing those funds in mortgage-backed and non-mortgaged-backed securities. The focal point of our current business strategy is to increase our volume of loan originations and the size of our loan portfolio, which we fund by gathering deposits through our 26 branches located in eight counties. Since June 1999, the Company has nearly doubled in terms of assets while the loan portfolio has grown by more than three and one-half times, from $283.0 million at June 30, 1999 to $1.04 billion at June 30, 2009. At June 30, 2009, mortgage-backed securities and non-mortgage-backed securities have fallen to 33.7% of assets, compared to 67.2% at June 30, 1999. Our residential loan originations have traditionally been largely advertising driven, but we also utilize regional loan advisors who specialize in residential mortgage loan originations and are available to meet with prospective loan customers wherever it is most convenient for them.

An important component of our business plan calls for expanding our presence in the commercial marketplace. We expect to increase the size of our commercial lending staff, particularly by adding experienced commercial lenders in order to increase the size of the commercial loan portfolio. Internet banking and cash management products are now available for commercial customers and we anticipate adding remote deposit capture to our commercial product line during fiscal 2010.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. We describe them in detail in Note 1 to the Company’s consolidated financial statements beginning on Page F-9 of this document. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the evaluation of securities impairment and the impairment testing of goodwill.

Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects the Company’s estimation of the losses in its loan portfolio to the extent they are both probable and reasonable to estimate. The balance of the allowance is generally maintained through provisions for loan losses that are charged to income in the period that estimated losses on loans are identified by the Company’s loan review system. The Company charges losses on loans against the allowance as such losses are actually incurred. Recoveries on loans previously charged-off are added back to the allowance.

As described in greater detail in the notes to consolidated financial statements, the Company’s allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is performed quarterly. Through the first tier of the process, the Company first identifies the loans that must be reviewed individually for impairment in accordance with SFAS No. 114. Such loans generally represent the Company’s larger and/or more complex loans including commercial mortgage loans, but may also include certain individual one-to-four family mortgage loans, home equity loans and home equity lines of credit. A reviewed loan is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, management measures the amount of the estimated impairment associated with that loan which is generally defined as the amount by which the carrying value of a loan exceeds its fair value. The Company establishes specific valuation allowances for loan impairments in the fiscal period during which they are identified.

The second tier of the loss measurement process involves estimating the probable and estimable losses in accordance with SFAS No. 5 which addresses loans not otherwise reviewed for impairment in accordance with SFAS No. 114. Such loans generally comprise large groups of smaller-balance homogeneous loans, such as one-to-four family mortgage loans, home equity loans and lines of credit and consumer loans, but also include the remaining non-impaired loans of the larger and/or more complex types that were not individually reviewed for impairment.

Valuation allowances established in accordance with SFAS No. 5 utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of the Company’s loan portfolio. To calculate its historical loss factors, the Company’s allowance for loan loss methodology generally utilizes a minimum five-year moving average of annual net charge-off rates (charge-offs net of recoveries) by loan segment, where available, to calculate its actual, historical loss experience. The outstanding principal balance of each loan segment is multiplied by the applicable historical loss factor to estimate the level of probable losses based upon the Company’s historical loss experience.

Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio. Such risk criteria includes the level of and trends in delinquencies and non-accrual loans; the effects of changes in credit policy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations and changes in local and regional real estate values. The outstanding principal balance of each loan segment is multiplied by the applicable environmental loss factor to estimate the level of probable losses based upon the qualitative risk criteria.

The sum of the probable and estimable loan losses calculated in accordance with SFAS No. 114 and SFAS No. 5, as described above, represents the total targeted balance for the Company’s allowance for loan losses at the end of a fiscal period. A more detailed discussion of the Company’s allowance for loan loss calculation methodology is presented in Note 1 of the Company’s consolidated financial statements.

Impairment Testing of Goodwill. We record goodwill, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition. Through June 30, 2002, we amortized goodwill using the straight-line method over 15 years. Effective July 1, 2002, we adopted the FASB’s SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. Goodwill was most recently tested as of June 30, 2009, at which time no impairment was indicated. At June 30, 2009, we reported goodwill of $82.3 million. The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Bank. If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

Other-than-Temporary Impairment of Securities. If the fair value of a security is less than its amortized cost, the security is deemed to be impaired. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary”

in accordance with applicable accounting guidance including, but not limited to, SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, as amended, and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Asset”, as amended.

The Company accounts for temporary impairments based upon their classification as either available for sale, held to maturity or managed within a trading portfolio. Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through accumulated other comprehensive income with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes. Conversely, the Company does not adjust the carrying value of “held to maturity” securities for temporary impairments, although information concerning the amount and duration of impairments on held to maturity securities is generally disclosed in periodic financial statements. The carrying value of securities held in a trading portfolio is adjusted to their fair value through earnings on a daily basis. However, the Company maintained no securities in trading portfolios at or during the periods presented in these financial statements.

The Company accounts for other-than-temporary impairments (“OTTI”) based upon several considerations. First, OTTI on securities that the Company has decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of their fair value to a level equal to or exceeding their amortized cost, are recognized in earnings. If neither of these conditions regarding the likelihood of the securities’ sale is applicable, then the OTTI is bifurcated into credit-related and noncredit-related components. A credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on an other-than-temporarily impaired security fall below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. The Company recognizes credit-related, OTTI in earnings. However, noncredit-related, other-than-temporary impairments on debt securities are recognized in accumulated other comprehensive income.

Comparison of Financial Condition at June 30, 2009 and June 30, 2008

General. Total assets increased $41.9 million to $2.12 billion at June 30, 2009 from $2.08 billion at June 30, 2008. The increase in total assets was due primarily to an increase in cash and cash equivalents and, to a lesser degree, net loans receivable, partially offset by decreases in non-mortgage-backed securities and mortgage-backed securities.

Cash and Cash Equivalents. Cash and cash equivalents, consisting primarily of interest-bearing deposits in other banks increased $79.8 million to $211.5 million at June 30, 2009 from $131.7 million at June 30, 2008. During the quarters ended September 30 and December 31, 2008 liquidity decreased as cash and cash equivalents were redeployed to fund loan originations, loan purchases or deposit outflows. However, by December cash and cash equivalents began to build as the competition reduced their deposit account rates bringing them in line with those offered by the Bank. Despite several rounds of interest rate cuts by the Bank during the quarters ended March 31 and June 30, 2009, deposits continued to increase as loan demand declined contributing to a significant increase in cash and cash equivalents. With the federal funds rate hovering between 0.00% and 0.25% the average yield on cash and cash equivalents was only 0.74% during fiscal 2009.

At June 30, 2009, interest-bearing deposits included $25.6 million on deposit with a money center bank and $160.0 million on deposit with the FHLB of New York. Management routinely transfers funds between the two depository institutions to maximize the return on the funds, with the former pricing off of 30-day Libor and the latter off of the federal funds rate.

Securities Available for Sale. Non-mortgage-backed securities, all of which are classified as available for sale, decreased $10.2 million to $28.0 million at June 30, 2009 compared to $38.2 million at June 30, 2008. The decrease resulted primarily from the redemption-in-kind of the AMF Fund as well as principal repayments totaling $907,000 and a $1.5 million decrease in the fair value of the portfolio. The shares of the AMF Fund, which management redeemed for the underlying securities, were written down to fair value as of the trade date resulting in a pre-tax charge to earnings of $415,000 during the quarter ended September 30, 2008. Following the redemption-in-kind, the underlying securities were reclassified to mortgage-backed securities held to maturity.

At June 30, 2009, the non-mortgage-backed securities portfolio consisted of $4.6 million of Small Business Loan (“SBA”) pass-through certificates, $18.3 million of municipal bonds and $5.1 million of single issuer trust preferred securities with amortized costs of $4.6 million, $18.2 million and $8.8 million, respectively. The net unrealized loss for this portfolio was $3.6 million as of June 30, 2009. Management has concluded based on its evaluation of this portfolio that no other-than-temporary impairment is present for individual securities in a loss position at June 30, 2009. (For additional information refer to Note 6 to consolidated financial statements.)

Loans Receivable. Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased $17.7 million to $1.04 billion at June 30, 2009 from $1.02 billion at June 30, 2008. Following a strong first quarter, lending activity was significantly lower during the second and third quarters, but began to improve during the fourth quarter of fiscal 2009. Management allowed loan rates to lag the market, therefore, the Bank did not experience the same level of refinancing activity as other lenders. During the quarter ended September 30, 2008, loan originations and purchases totaled $92.0 million, but decreased to $36.8 million and $26.2 million during the quarters ending December 31, 2008 and March 31, 2009, respectively, followed by an increase to $75.5 million during the quarter ended June 30, 2009. Although the Bank continued to adhere to reasonably disciplined loan pricing, residential loan applications began to increase during the quarter ended June 30, 2009. As the economic downturn became more firmly entrenched, residential lending activity dropped off significantly, however, commercial lending remained relatively stable throughout fiscal 2009.

Residential first mortgages, home equity loans and home equity lines of credit increased in the aggregate $47.0 million during the quarter ended September 30, 2008, but decreased $771,000, $36.5 million and $18.0 million during the quarters ended December 31, 2008, March 31 and June 30, 2009, respectively. By comparison, nonresidential mortgages, multi-family mortgages and commercial business loans increased in the aggregate $5.2 million, $5.3 million, $6.5 million and $7.9 million during each of the four quarters, respectively, reflecting a better pricing environment for these loans. Residential first mortgages, home equity loans and home equity lines of credit in the aggregate totaled $814.8 million at June 30, 2009 compared to $823.1 million at June 30, 2008. Nonresidential mortgages, multi-family mortgages and commercial business loans in the aggregate totaled $212.2 million at June 30, 2009 compared to $187.3 million at June 30, 2008, which is consistent with the Company’s business plan. Construction loan disbursements increased $1.3 million to $13.4 million at June 30, 2009 compared to $12.1 million at June 30, 2008. Construction loans were virtually unchanged at $21.0 million, year-over-year. The distribution of construction loans by collateral type at June 30, 2009 was $16.0 million of residential properties, $4.5 million of nonresidential properties and $500,000 of multi-family properties. Other loan categories totaled $4.5 million at June 30, 2009 compared to $4.0 million at June 30, 2008.

Mortgage-backed Securities Available for Sale. Mortgage-backed securities available for sale, all of which are government agency pass-through certificates, decreased $42.2 million to $683.8 million at June 30, 2009 compared to $726.0 million at June 30, 2008. The decrease resulted from principal repayments and maturities totaling $137.7 million partially offset by an $18.7 million increase in the fair value of the portfolio and purchases of $77.4 million, which for the most part were 30-year fixed-rate CRA eligible issues used to meet CRA investment requirements. The net unrealized gain for this portfolio was $18.7 million as of June 30, 2009. Management has concluded based on its evaluation of this portfolio that no other-than-temporary impairment is present for individual securities in a loss position at June 30, 2009. (For additional information refer to Note 6 to consolidated financial statements.) Cash flows from the portfolio were generally used to fund loan originations, loan purchases or deposit outflows during the first six months of the fiscal year, but for the most part contributed to the increase in cash and cash equivalents during the remainder of the year.

Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity totaled $4.3 million at June 30, 2009 compared to none at June 30, 2008. Due to a continuing decline in the net asset value of the AMF Fund, the Company decided in July 2008 to withdraw its investment in this AMF Fund by invoking a redemption-in-kind option after the fund’s manager instituted a temporary prohibition against cash redemptions. As a result of the redemption-in-kind, the Bank received its pro-rata share of cash assets and the mortgage-backed securities in the fund, which totaled approximately $1.4 million and $6.0 million, respectively. Approximately 90% of the mortgage-backed securities received in the redemption were collateralized mortgage obligations, a mix of agency and non-agency issues. Upon redemption, this portfolio was written down to fair value and classified as held-to-maturity. At June 30, 2009, the portfolio included non-agency collateralized mortgage obligations with an amortized cost of $2.5 million and estimated fair value of $1.8 million. Furthermore, the portfolio also included agency mortgage-backed securities and collateralized mortgage obligations with an amortized cost of $1.8 million and estimated fair value of $1.9 million.

During the first nine months of fiscal 2009, the Company had recognized other-than-temporary impairments attributed to the non-agency collateralized mortgage obligations of $570,000, all of which were recorded through earnings. Of that balance, approximately $290,000 was determined by the Company to be “credit-related” with the remaining $280,000 attributed to noncredit-related factors. In accordance with its adoption of FSP FAS 115-2 and FAS 124-2, the Company recorded a cumulative effect of adoption adjustment effective April 1, 2009 between retained earnings and accumulated other comprehensive income totaling $165,000 representing the after-tax effect of the adoption. The Company also identified an additional $144,000 of credit-related, other-than-temporary impairments that were recognized through earnings during the quarter ended June 30, 2009. An additional $274,000 on noncredit-related other-than-temporary impairments were identified and recorded through accumulated other comprehensive income on a tax effected basis during that same quarter. (For additional information refer to Note 6 to consolidated financial statements.)

Other Assets. Premises and equipment increased $545,000 to $35.5 million at June 30, 2009 from $35.0 million at June 30, 2008 due primarily to renovations in the Fairfield administrative building for purposes of accommodating the relocation of the Company’s commercial lending department and construction costs associated with a new retail branch in Pequannock, New Jersey.

FHLB of New York capital stock decreased $126,000 to $13.0 million at June 30, 2009 due to a reduction in borrowings during fiscal 2009. Bank owned life insurance increased $558,000, to $16.3 million at June 30, 2009 due to an increase in the cash surrender value of the underlying insurance policies.

Deferred income tax assets, net, decreased $7.6 million to $1.4 million at June 30, 2009 due primarily to increased deferred tax liabilities related to increased unrealized gains on available for sale securities.

Deposits. Deposits increased $42.2 million to $1.42 billion at June 30, 2009 from $1.38 billion at June 30, 2008. During the quarter ended September 30, 2008, deposits decreased $30.0 million, but increased by $2.3 million, $53.3 million and $16.6 million each quarter thereafter, respectively. During fiscal 2009, interest-bearing demand deposits increased $11.9 million to $163.6 million, savings deposits increased $1.2 million to $301.6 million, certificates of deposit increased $31.1 million to $904.7 million and non-interest-bearing demand deposits decreased $2.1 million to $51.2 million.

During the first two quarters of the fiscal year, the Bank priced deposit interest rates at levels management considered to be reasonably competitive in the marketplace. The Bank determined that there was no need to increase interest rates to attract deposits since cash flows from investing activities were adequate to fund loan demand and deposit outflows. During that period, deposit pricing in the marketplace was reasonably disciplined, but there continued to be fierce competition for certificates of deposit and interest-bearing demand deposits emanating from those financial institutions receiving negative publicity due to asset quality problems. Also contributing to the competition for deposits, some financial institutions attempted to lock in depositors at current interest rates for longer terms as a hedge against future rate increases and, notwithstanding the FDIC’s increase in insurance of deposit accounts, some depositors spread funds to other financial institutions to reduce their risk of loss on uninsured deposits following the collapse of several major banks. During the quarter ended December 31, 2008, deposit rates in the marketplace began to pull back in conjunction with the additional 200 basis point decrease in the federal funds rate. By December 2008, the Bank’s deposit flows turned positive as the competition lowered their rates bringing them in line with those offered by the Bank. Since there was little demand for loans and virtually no return on cash and cash equivalents, management attempted to slow deposit inflows by cutting the Bank’s deposit pricing several times, particularly for certificates of deposit. Nevertheless, deposits continued to build throughout the quarters ended March 31 and June 30, 2009. Depositors have been lengthening the maturities on their certificates of deposit, particularly by transferring maturing accounts to 24-month and 36-month certificates of deposit in order to improve the yield.

In October 2008, the Bank’s Franklin Lakes, New Jersey retail branch was closed upon expiration of its lease and the deposits transferred to the nearby Wyckoff branch. In December 2008, $8.4 million of deposits in the Irvington, New Jersey branch were sold to another financial institution.

Advances from FHLB. FHLB advances decreased $8.0 million to $210.0 million at June 30, 2009 from $218.0 million at June 30, 2008. For the most part there was no need to borrow during fiscal 2009; therefore, the Bank repaid maturing advances totaling $8.0 million with a weighted average cost of 5.47%.

Stockholders’ Equity. During the fiscal year ended June 30, 2009, stockholders’ equity increased $5.3 million to $476.7 million from $471.4 million at June 30, 2008. The increase was primarily the result of a $10.0 million increase in accumulated other comprehensive income, net of income taxes, for the most part due to mark-to-market adjustments to the available for sale non-mortgage-backed securities and mortgage-backed securities portfolios as well as benefit plan related adjustments to equity per SFAS No. 158. Also contributing to the increase was net income of $6.4 million, $1.7 million of ESOP shares earned, $3.1 million of restricted stock plan shares earned and an adjustment to equity of $1.9 million for expensing stock options. Partially offsetting these increases were a $14.0 million increase in treasury stock due to the purchase of 1,247,403 shares of the Company’s common stock and cash dividends of $3.5 million or $0.20 per share, declared for payment to minority shareholders.

Comparison of Operating Results for the Years Ended June 30, 2009 and June 30, 2008

General. Net income for the fiscal year ended June 30, 2009 was $6.4 million, or $0.09 per diluted share; an increase of $487,000 compared to $5.9 million, or $0.09 per diluted share for the fiscal year ended June 30, 2008. The increase in net income year-over-year resulted primarily from an increase in net interest income, partially offset by increases in loss on sales and impairments of securities, non-interest expense and income taxes as well as an increase in provision for loan losses and a decrease in non-interest income (excluding loss on securities).

Net Interest Income.Net interest income for the fiscal year ended June 30, 2009 was $53.7 million, an increase of $6.9 million compared to $46.8 million for the fiscal year ended June 30, 2008. Net interest income increased year-over-year due to an increase in interest income and a decrease in interest expense.

The Company’s net interest rate spread increased 44 basis points to 2.25% during the fiscal year ended June 30, 2009 from 1.81% during the fiscal year ended June 30, 2008. The 525 basis point reduction in the federal funds rate between September 2007 and December 2008 has had a significant effect on the Company’s cost of funds and return on earning assets. The Bank’s cumulative gap position or timing mismatch of potential re-pricing of assets and liabilities continued to be liability sensitive. As a result, the Bank’s cost of funds declined more rapidly than the yield on its earning assets during the first half of the year. However, that trend started to change during the quarter ended March 31, 2009 such that the decrease in the yield on earning assets began to accelerate leading to a more rapid decline relative to the decrease in the cost of funds, due primarily to the accumulation of cash and cash equivalents. Year-over-year, the yield on average interest-earning assets decreased 15 basis points to 5.12% while the cost of average interest-bearing liabilities decreased 59 basis points to 2.87%. The average return on earning assets decreased due to decreases in the yields on average loans receivable, non-mortgage-backed securities and other interest-earning assets, partially offset by an increase in the yield on average mortgage-backed securities. During the same period, the average cost of funds decreased due to decreases in both the cost of average interest-bearing deposits and the cost of average borrowed money. The Bank anticipates that there will be further reductions in the cost of funds to the extent maturing certificates of deposit re-price lower.

The Company’s net interest margin increased 27 basis points to 2.81% during the fiscal year ended June 30, 2009, compared to 2.54% during the fiscal year ended June 30, 2008. The ratio of average interest-earning assets to average interest-bearing liabilities was 124.2% during the fiscal year ended June 30, 2009, compared to 126.5% during the fiscal year ended June 30, 2008. Average interest-earning assets during the fiscal year ended June 30, 2009 were $1.91 billion, an increase of $64.3 million compared to $1.85 billion during the fiscal year ended June 30, 2008. Year-over-year, the increase in average interest-earning assets resulted from an increase in average loans receivable, partially offset by decreases in average mortgage-backed securities, non-mortgage-backed securities and other interest-earning assets. Average interest-bearing liabilities during the fiscal year ended June 30, 2009 were $1.54 billion, an increase of $79.2 million compared to $1.46 billion during the fiscal year ended June 30, 2008. Year-over-year, the increase in average interest-bearing liabilities resulted from increases in average interest-bearing deposits and average borrowed money. During the prior fiscal year, management considered FHLB advances to be a favorable alternative to certificates of deposit as a funding source given the interest rate environment at the time.

Interest Income. Total interest income increased $541,000 to $97.9 million during the fiscal year ended June 30, 2009, from $97.4 million during the fiscal year ended June 30, 2008 due to an increase in average interest-earning assets, partially offset by a decrease in average yield. The increase in interest income resulted primarily from an increase in interest on loans receivable and to a lesser degree mortgage-backed securities, partially offset by decreases in interest from non-mortgage-backed securities and other interest-earning assets.

Interest income from loans receivable increased $5.5 million to $60.6 million during the fiscal year ended June 30, 2009 from $55.1 million during the fiscal year ended June 30, 2008 due to growth in the average loan portfolio, partially offset by a decrease in average yield. In keeping with the Company’s business plan, the loan portfolio continues to generate an increasing proportion of the Company’s interest income. Average loans receivable constituted 55.7% of average interest-earning assets during the fiscal year ended June 30, 2009, compared to 51.5% during the fiscal year ended June 30, 2008. Average loans receivable increased $113.0 million to $1.06 billion during the fiscal year ended June 30, 2009, compared to $951.0 million during the fiscal year ended June 30, 2008. The steady decline in short-term interest rates since September 2007 contributed to a decrease in the average yield on loans receivable, which decreased 11 basis points to 5.69% during the fiscal year ended June 30, 2009, compared to 5.80% during the fiscal year ended June 30, 2008. The average yield has been decreasing as higher coupon mortgages are replaced by new loans with lower coupons. Also contributing to the decrease in the loan portfolio’s yield year-over-year was the increase in average residential first mortgages, home equity loans and home equity lines of credit relative to higher yielding nonresidential and multi-family mortgages and commercial business loans. During the fiscal year ended June 30, 2009, average residential first mortgages, home equity loans and home equity lines of credit in aggregate totaled $846.6 million, an increase of $97.8 million from $748.8 million during the fiscal year ended June 30, 2008. By comparison, average nonresidential and multi-family mortgages and commercial business loans in aggregate totaled $198.1 million during the fiscal year ended June 30, 2009, an increase of $13.2 million from $184.9 million during the fiscal year ended June 30, 2008.

Interest income from mortgage-backed securities increased $171,000 to $34.9 million during the fiscal year ended June 30, 2009 compared to $37.8 million during the fiscal year ended June 30, 2008 due to an increase in average yield, partially offset by a decrease in average mortgage-backed securities. The average yield on mortgage-backed securities increased five basis points to 5.02% during the fiscal year ended June 30, 2009 from 4.97% during the fiscal year ended June 30, 2008. Average mortgage-backed securities decreased $3.2 million to $696.7 million during the fiscal year ended June 30, 2009 compared to $699.9 million during the fiscal year ended June 30, 2008. For the most part, rate adjustments on pass-through certificates containing adjustable-rate mortgages and discount accretion attributed to the addition of the mortgage-backed securities received from the AMF Fund were responsible for the increase in average yield. However, the average yield has been decreasing recently due to an increase in prepayments within the underlying mortgage portfolios as refinancing activity accelerates. Reinvestment of principal payments was limited to the purchase of $77.4 million of new securities compared to repayments totaling $138.5 million, contributing to the decrease in average mortgage-backed securities. Generally, management was reluctant to reinvest in additional mortgage-backed securities due to the low interest rate environment. To the extent that the Bank did not need the funds for loan originations the cash flows accumulated in cash and cash equivalents. Partially offsetting the decrease in the average balance was the addition of the mortgage-backed securities received from the AMF Fund during the quarter ended September 30, 2008.

Interest income from non-mortgage-backed securities decreased $1.3 million to $1.0 million during the fiscal year ended June 30, 2009 from $2.3 million during the fiscal year ended June 30, 2008 due to a decrease in average securities as well as a decrease in average yield. Average non-mortgage-backed securities decreased $19.5 million to $33.9 million during the fiscal year ended June 30, 2009 compared to $53.4 million during the fiscal year ended June 30, 2008. Average taxable securities decreased $7.5 million to $15.7 million during the fiscal year ended June 30, 2009 compared to $23.2 million during the fiscal year ended June 30, 2008 due primarily to the redemption-in-kind of the AMF Fund, which resulted in the reclassification of the underlying mortgage-backed instruments to mortgage-

backed securities during the quarter ended September 30, 2008. Average tax-exempt securities decreased $12.0 million to $18.2 million during the fiscal year ended June 30, 2009 from $30.2 million during the fiscal year ended June 30, 2008 due primarily to the sales of municipal bonds during the prior fiscal year. The average yield on non-mortgage-backed securities fell 116 basis points to 3.07% during the fiscal year ended June 30, 2009 from 4.23% during the fiscal year ended June 30, 2008 due primarily to the year-over-year decrease in the yield on taxable securities. The average yield on taxable securities decreased 251 basis points to 2.60%, while the average yield on tax-exempt securities decreased only seven basis points to 3.49%, year-over-year. Contributing to the decrease in the average yield on taxable securities was the effect of falling interest rates on SBA variable-rate pass-through certificates and variable-rate trust preferred securities as well as the redemption-in-kind of the AMF Fund.

Interest income from other interest-earning assets decreased $3.8 million to $1.4 million during the fiscal year ended June 30, 2009 from $5.2 million during the fiscal year ended June 30, 2008. The decrease was due to decreases in average other interest-earning assets, primarily interest-earning deposits, and in the average yield on those assets. Average other interest-earning assets decreased $26.0 million to $115.8 million during the fiscal year ended June 30, 2009 from $141.8 million during the fiscal year ended June 30, 2008. Average interest-earning deposits decreased $28.1 million to $102.8 million during the fiscal year ended June 30, 2009 from $130.9 million during the fiscal year ended June 30, 2008, partially offset by a $2.1 million increase in average FHLB capital stock to $13.0 million from $10.9 million, year-over-year. Following the addition of $200.0 million in FHLB advances during fiscal year 2008, cash and cash equivalents were redeployed to fund loan originations and purchases and was the primary factor contributing to the decrease in average other interest-earning assets until cash began to build in December 2008 and thereafter. The 525 basis point reduction in the federal funds rate between September 2007 and December 2008 was primarily responsible for the decrease in the yield on average other interest-earning assets, which fell 250 basis points from 3.68% during the fiscal year ended June 30, 2008 to 1.18% during the fiscal year ended June 30, 2009, including a 270 basis point decrease to 0.74% in the average yield on average interest-earning deposits.

Interest Expense. Total interest expense decreased $6.3 million to $44.2 million during the fiscal year ended June 30, 2009 compared to $50.5 million during the fiscal year ended June 30, 2008 due to a decrease in the average cost of funds, partially offset by an increase in average interest-bearing liabilities. The decrease in interest expense resulted from a decrease in interest expense from deposits, partially offset by an increase in interest expense from borrowings.

Interest expense attributed to deposits decreased $7.6 million to $35.7 million during the fiscal year ended June 30, 2009 from $43.3 million during the fiscal year ended June 30, 2008. The decrease resulted primarily from a decrease in the average cost of deposits, partially offset by an increase in average interest-bearing deposits. The average cost of interest-bearing deposits decreased 67 basis points to 2.70% during the fiscal year ended June 30, 2009 compared to 3.37% during the fiscal year ended June 30, 2008 due primarily to the decrease in the average cost of certificates of deposit. Average interest-bearing deposits increased $39.2 million to $1.32 billion during the fiscal year ended June 30, 2009 from $1.28 billion during the fiscal year ended June 30, 2008. Year-over-year, average interest-bearing demand deposit accounts increased $7.0 million to $156.9 million due primarily to an increase in tiered money market deposit accounts, while their average cost decreased 47 basis points to 1.34%, in conjunction with falling short-term interest rates. The tiered money market deposit accounts were introduced during the prior year in an attempt to attract core deposits as well as to keep savings deposits from leaving the institution. Average savings accounts decreased $10.3 million to $293.5 million while their average cost decreased three basis points to 1.05%, as depositors transferred funds to alternative investments, including certificates of deposit and tiered money market deposit accounts. Average certificates of deposit increased $42.6 million to $873.3 million, while their average cost decreased 99 basis points to 3.50%. During the quarter ended December 31, 2008, deposit rates in the marketplace began to pull back in conjunction with falling interest rates. As a result, the Bank’s deposit flows turned positive as the competition lowered their rates bringing them in line with those offered by the Bank. Since there was little demand for loans and virtually no return on cash and cash equivalents, management attempted to control deposit inflows by cutting the Bank’s deposit pricing several times, particularly for certificates of deposit. Nevertheless, deposits continued to build throughout the quarter ended June 30, 2009. As of June 30, 2009, approximately 81.8% of certificates of deposit mature within one year. Given the Bank’s liability sensitive interest rate risk profile, further reductions in the Bank’s cost of funds are possible to the extent maturing certificates of deposit re-price lower.

Interest expense attributed to FHLB advances increased $1.3 million to $8.5 million during the fiscal year ended June 30, 2009 from $7.2 million during the fiscal year ended June 30, 2008 due to an increase in average borrowings, partially offset by a decrease in the average cost of borrowings. Average borrowings increased $40.0 million to $215.1 million during the fiscal year ended June 30, 2009 from $175.1 million during the fiscal year ended June 30, 2008. The average cost of borrowings decreased 17 basis points to 3.95% during the fiscal year ended June 30, 2009 from 4.12% during the fiscal year ended June 30, 2008. The Bank borrowed $200.0 million during the fiscal year ended June 30, 2008 at a weighted average cost of 3.79% contributing to the decrease in the cost of average borrowings. The increase in borrowings during the prior period resulted primarily from a need to replenish liquidity utilized to fund loan originations and fund deposit outflows and make cash available for potential implementation of growth and diversification strategies related to execution of the Company’s business plan. The advances were determined to be a cheaper funding source compared to certificates of deposit. Due to the Bank’s excess liquidity, management repaid maturing advances totaling $8.0 million with a weighted average cost of 5.47% during the fiscal year ended June 30, 2009.

Provision for Loan Losses. For the year ended June 30, 2009, the Company recorded a provision for loan losses of approximately $317,000 representing an increase of $223,000 from a provision of $94,000 recorded during fiscal 2008. The provision during fiscal 2009 was augmented by approximately $13,000 in net recoveries resulting in a net increase in the allowance for loan losses of approximately $330,000 to $6.4 million at June 30, 2009 from $6.1 million at June 30, 2008.

This increase to the allowance during fiscal 2009 reflects net additions to specific valuation allowances of approximately $267,000 relating to impaired loans coupled with net additions to general valuation allowances of approximately $63,000 arising from the application of the historical and environmental loss factors to the outstanding balance of the remaining, non-impaired loans within the Company’s portfolio.

By comparison, during fiscal 2008 the balance of the allowance for loan losses increased $55,000 from $6.0 million at June 30, 2007 to $6.1 million at June 30, 2008 reflecting additional provisions of $94,000 partially offset by net charge-offs of $39,000. The provision for fiscal 2008 reflected the Company’s implementation of a new allowance for loan loss calculation methodology coupled with the effects of continued net loan growth and a reduction in the balance of total classified assets from the earlier year.

A detailed discussion concerning the activity in the Company’s allowance for loan loss, including the basis for the Company’s provisions to the allowance for the fiscal years ended June 30, 2009 and June 30, 2008, is presented in the Lending Activity section of this document under the heading Allowance for Loan Losses located within the Asset Quality discussion.

Non-Interest Income. Non-interest income, excluding loss on sales and impairments of securities, decreased $60,000 to $2.6 million during the fiscal year ended June 30, 2009 from $2.7 million during the fiscal year ended June 30, 2008. Fees and service charges increased $79,000 to $1.4 million during the fiscal year ended June 30, 2009 compared to $1.3 million during the fiscal year ended June 30, 2008 due primarily to an increase in fees from retail operations. Miscellaneous income decreased $139,000 to $1.2 million during the fiscal year ended June 30, 2009 from $1.4 million during the fiscal year ended June 30, 2008 due primarily to a $235,000 decrease in income from the Bank’s official check clearing agent, partially offset by a $132,000 gain realized from the sale of deposits in the Bank’s Irvington, New Jersey retail branch. The official check clearing agent is no longer able to compensate its clients at a meaningful level for use of the float on official checks due to significant losses in its mortgage-backed securities portfolio.

Loss on sales and impairments of securities totaled $1.13 million during fiscal 2009 compared to $659,000 during the prior fiscal year. As a result of the redemption-in-kind of the AMF Fund in July 2008, the underlying securities were written down to fair value as of the trade date resulting in a pre-tax charge to earnings of $415,000. During the quarter ended March 31, 2009, the Company recognized other-than-temporary impairments attributed to the non-agency collateralized mortgage obligations received from the fund totaling $570,000, all of which were recorded through earnings. Of that balance, approximately $290,000 was subsequently determined by the Company to be “credit-related” with the remaining $280,000 attributed to noncredit-related factors. In accordance with its adoption of FSP FAS 115-2 and FAS 124-2, the Company recorded a cumulative effect of adoption adjustment effective April 1, 2009 between retained earnings and accumulated other comprehensive income totaling $165,000 representing the after-tax effect of the adoption. The Company also identified an additional $144,000 of credit-related, other-than-temporary impairments that were recognized through earnings during the quarter ended June 30, 2009. An additional $274,000 on noncredit-related other-than-temporary impairments were identified and recorded through accumulated other comprehensive income on a tax effected basis during that same quarter. During the prior fiscal year, an other-than-temporary impairment pre-tax charge of $659,000 was recorded for the AMF Fund. Other gain/loss on sales of securities recorded during the fiscal year ended June 30, 2008 netted to zero.

Non-Interest Expense. Non-interest expense increased $3.0 million, or 7.3% to $43.9 million during the fiscal year ended June 30, 2009 from $40.9 million during the fiscal year ended June 30, 2008. Year-over-year the increase in non-interest expense was primarily the result of increases in salaries and employee benefits expense, net occupancy expense of premises, federal deposit insurance premium expense and miscellaneous expense, partially offset by a decrease in amortization of intangible assets expense. Federal deposit insurance premium expense represented $1.7 million, or 56.7% of the total increase in non-interest expense, year-over-year. All other elements of non-interest expense decreased in the aggregate by $61,000, or 0.8%.

Salaries and employee benefits expense increased $771,000 to $25.4 million during the fiscal year ended June 30, 2009 compared to $24.7 million during the fiscal year ended June 30, 2008. The increase in salaries and employee benefits was due primarily to a $935,000 increase in compensation expense to $14.7 million year-over year due primarily to normal salary increases, additions to the staff and payment of non-recurring severance packages totaling $80,000. There was a $650,000 reduction to $262,000 in pension plan expense, year-over-year, primarily related to reduced contributions required by the Bank’s multiple-employer pension plan. Also contributing to the increase was a $489,000 increase in benefits expense to $4.1 million, which resulted from a non-recurring dividend of $253,000 the Bank received from its health insurance carrier during the comparative period as well as the year-over-year increase in health insurance costs. All other elements of salaries and employee expense which totaled $6.4 million; including ESOP expense, stock benefit plans expense and payroll taxes expense, decreased in the aggregate by $3,000.

Net occupancy expense of premises increased $389,000 to $4.1 million during the fiscal year ended June 30, 2009 compared to $3.7 million during the fiscal year ended June 30, 2008. Rent expense, net, increased $79,000 to $354,000 due primarily to additional leased space occupied by new retail branches, which opened in Brick Township, New Jersey during March 2008 and Lakewood, New Jersey during May 2008. An increase of $147,000 to $1.04 million in repairs and maintenance expense was attributed to generally higher costs to maintain the Bank’s facilities, including a $100,000 increase in snow removal costs, year-over-year. Property taxes, depreciation, utilities and other expenses increased in the aggregate by $163,000 to $2.7 million during the fiscal year ended June 30, 2009. Contributing to the increase in net occupancy expense of premises was the relocation of personnel to the second floor of the Company’s administrative headquarters building in Fairfield, New Jersey, which had been previously unoccupied.

Federal deposit insurance premium expense increased $1.7 million to $1.9 million during the fiscal year ended June 30, 2009 compared to $186,000 during the fiscal year ended June 30, 2008. The Bank used its remaining special assessment credit of $579,000 to offset the cost of its deposit insurance premium, which was fully utilized by March 31, 2009. The FDIC’s assessment for deposit insurance increased $806,000 to $992,000 during the fiscal year ended June 30, 2009 compared to $186,000 during the fiscal year ended June 30, 2008 due primarily to an increase in the assessment rate. The final rule for the quarter ended March 31, 2009 raised the assessment rate for the most highly rated institutions to between 12 and 14 basis points, which increased the Bank’s assessment rate five basis points to 12 basis points (annualized). An additional significant contributing factor to the increase was the FDIC’s special assessment of $872,000, which was based on the Bank’s June 30, 2009 Total Assets minus Tier 1 Capital multiplied by five basis points.

Amortization of intangible assets expense decreased $212,000 to $29,000 during the fiscal year ended June 30, 2009 compared to $241,000 during the fiscal year ended June 30, 2008. The decrease was due to the completion in October 2007 of amortization of an intangible asset acquired during the purchase of West Essex Bank in 2003.

Miscellaneous expense increased $418,000 to $4.9 million during the fiscal year ended June 30, 2009 compared to $4.4 million during the fiscal year ended June 30, 2008. Of note, fiscal 2009 included a $75,000 non-recurring payment made to an information technology service provider for purpose of hiring the provider’s employee, a $106,000 increase in loan expense due primarily to higher servicing fees resulting from an increase in the Bank’s serviced mortgage portfolio and a $138,000 increase in correspondent bank service charges. The higher correspondent bank service charges were primarily attributed to costs associated with implementation of digitally imaged customer check deposits.

Provision for Income Taxes. The provision for income taxes increased $2.6 million to $4.6 million during the fiscal year ended June 30, 2009 from $2.0 million during the fiscal year ended June 30, 2008. The Company’s effective tax rate was approximately 41.8% during the fiscal year ended June 30, 2009 compared to 24.8% during the fiscal year ended June 30, 2008. The effective tax rate increased due to an increase in pre-tax income as well as a reduction in income from tax-exempt instruments as a percentage of pre-tax income as pre-tax income increased. Tax-exempt interest was 10.8% of income before taxes during the fiscal year ended June 30, 2009 compared to 20.7% of income before taxes during the fiscal year ended June 30, 2008. Also contributing to the higher effective tax rate year-over-year was a $1.2 million income tax benefit recognized during the year ended June 30, 2008 attributable to the reversal of a previously established valuation allowance related to state net operating loss carryforwards.

Comparison of Operating Results for the Years Ended June 30, 2008 and June 30, 2007

General. Net income for the fiscal year ended June 30, 2008 was $5.9 million or $0.09 per diluted share, an increase of $4.0 million from $1.9 million or $0.03 per diluted share for the fiscal year ended June 30, 2007. The increase in net income year-over-year resulted primarily from a decrease in non-interest expense as well as an increase in net interest income, a decrease in the provision for loan losses and an increase in non-interest income, partially offset by an increase in income taxes and a loss on impairment of securities. The decrease in non-interest expense was attributable primarily to a decrease in salaries and employee benefits expense.

Net Interest Income.Net interest income for the fiscal year ended June 30, 2008 was $46.8 million, an increase of $1.7 million or 3.8%, compared to $45.1 million for the fiscal year ended June 30, 2007. The increase in net interest income was due to an increase in interest income, partially offset by a nominal increase in interest expense.

The Company’s net interest rate spread increased eleven basis points to 1.81% during the fiscal year ended June 30, 2008 from 1.70% during the fiscal year ended June 30, 2007. Year-over-year, the yield on average interest-earning assets increased 12 basis points to 5.27% while the cost of average interest-bearing liabilities increased one basis point to 3.46%. The increase in the yield on average interest-earning assets was due to increases in the yields on average loans receivable, mortgage-backed securities and non-mortgage-backed securities, partially offset by a decrease in the yield on other interest-earning assets. The yield on average interest-earnings assets improved due to the redeployment of cash and cash equivalents to loans receivable and mortgage-backed securities; however, the 325 basis point reduction in the federal funds rate between September 2007 and May 2008 had a negative impact on interest income derived from cash and cash equivalents and interest income overall until the funds were redeployed. The cost of average interest-bearing liabilities remained virtually unchanged. While the cost of average interest-bearing deposits remained steady at 3.37% for both years, average borrowing costs declined to 4.12% from 5.51%, with overall cost changed little due to an increased level of borrowings. Year-over-year, the Bank’s one-year cumulative gap or the mismatch between re-pricing assets and liabilities continued to be liability sensitive. At June 30, 2008, the Bank’s one-year cumulative gap was approximately -9.5% compared to approximately -20.9% at June 30, 2007. As a result of being liability sensitive, the Company was positioned to realize an increase in net interest income since the cost of funds were declining by more than the decline in the yield on earning assets as the fiscal year drew to a close.

The Company’s net interest margin increased eleven basis points to 2.54% during the fiscal year ended June 30, 2008, compared with 2.43% during the fiscal year ended June 30, 2007. Average interest-earning assets during the fiscal year ended June 30, 2008 were $1.85 billion, virtually unchanged from the fiscal year ended June 30, 2007. Average loans receivable and mortgage-backed securities increased, virtually offset by decreases in average non-mortgage-backed securities and other interest-earning assets, which had a favorable impact on yield. Average interest-bearing liabilities during the fiscal year ended June 30, 2008 were $1.46 billion, also virtually unchanged from the fiscal year ended June 30, 2007. Average borrowings increased, virtually offset by a decrease in average interest-bearing deposits. As a result of the interest rate environment during the first six months of the fiscal year, management considered FHLB advances to be a favorable alternative to certificates of deposit as a funding source. The ratio of average interest-earning assets to average interest-bearing liabilities was 126.5% during the fiscal year ended June 30, 2008, compared to 126.8% during the fiscal year ended June 30, 2007.

Interest Income. Total interest income increased $1.8 million or 1.9%, to $97.4 million during the fiscal year ended June 30, 2008, from $95.6 million during the fiscal year ended June 30, 2007. The increase in interest income resulted from increases in interest on loans receivable and mortgage-backed securities partially offset by decreases in interest from non-mortgage-backed securities and other interest-earning assets.

Interest income from loans receivable increased $10.1 million or 22.4%, to $55.1 million during the fiscal year ended June 30, 2008, from $45.0 million during the fiscal year ended June 30, 2007 due primarily to growth in the portfolio as well as an improvement in average yield. Average loans receivable increased $165.8 million to $951.0 million during the fiscal year ended June 30, 2008, from $785.2 million during the fiscal year ended June 30, 2007. In implementing the Bank’s business plan, management continued to focus on increasing the size of the loan portfolio. Average loans receivable constituted 51.5% of average interest-earning assets during the fiscal year ended June 30, 2008, compared to 42.3% during the fiscal year ended June 30, 2007. The yield on average loans receivable increased seven basis points to 5.80% during the fiscal year ended June 30, 2008, compared to 5.73% during the fiscal year ended June 30, 2007. The improvement in yield was due in part to growth in the nonresidential and multi-family mortgage categories, with the average balance increasing in aggregate $39.9 million to $178.9 million, a change of 28.7% year-over-year. By comparison, the average balances outstanding of one-to-four family mortgages increased $110.5 million or 21.8%, to $617.1 million, year-over-year. Rate adjustments on adjustable-rate mortgages as well as higher interest rates on loans closed during the current period compared to loans closed during the comparative period also contributed to the improvement in yield, though falling interest rates during the second half of the fiscal year have negatively impacted the portfolio yield. The weighted average nominal rate of the loans in the portfolio was 5.79% as of June 30, 2008, compared to 5.81% at June 30, 2007.

Interest income from mortgage-backed securities increased $2.6 million or 8.1%, to $34.8 million during the fiscal year ended June 30, 2008, compared to $32.2 million during the fiscal year ended June 30, 2007 due to an increase in average mortgage-backed securities and an increase in the average yield. Average mortgage-backed securities increased $26.0 million to $699.9 million during the fiscal year ended June 30, 2008 compared to $673.9 million during the fiscal year ended June 30, 2007. To the extent that the Bank did not need the funds for loan originations, management reinvested cash flows from principal and interest payments into additional mortgage-backed securities, which contributed to the increase in the average balance year-over-year. The yield on average mortgage-backed securities increased 19 basis points to 4.97% during the fiscal year ended June 30, 2008, from 4.78% during the fiscal year ended June 30, 2007. During the quarter ending September 30, 2007, management implemented a nominal leverage strategy utilizing a part of the proceeds from FHLB advances to fund the purchase of $24.8 million of 15-year and 20-year fixed-rate mortgage-backed securities, which contributed to the increase in yield. The leverage strategy was expanded to include the purchase of an additional $19.7 million of 20-year fixed-rate product during the quarter ended March 31, 2008. Rate adjustments on pass-through certificates containing adjustable-rate mortgages and higher coupons on securities purchased during the fiscal year ended June 30, 2008 compared to purchases during the fiscal year ended June 30, 2007 also contributed to the increase in yield. During the year ending June 30, 2008, $142.6 million or 63.6% of the mortgage-backed securities purchased were adjustable-rate product. Though lower interest rates could negatively impact the portfolio yield in the future due to the emphasis on purchasing adjustable-rate product, this was not a factor during the fiscal year as the weighted average nominal rate of the mortgage-backed securities in the portfolio was 5.13% as of June 30, 2008, compared to 4.94% at June 30, 2007.

Interest income from non-mortgage-backed securities decreased $3.9 million or 62.9%, to $2.3 million during the fiscal year ended June 30, 2008, from $6.2 million during the fiscal year ended June 30, 2007 due to a decrease in average securities partially offset by an improvement in average yield. Average securities decreased $97.9 million to $53.4 million during the fiscal year ended June 30, 2008, compared to $151.3 million during the fiscal year ended June 30, 2007. The decrease in the average balance was due primarily to the sales of municipal bonds, totaling $48.5 million during the fiscal year ended June 30, 2008. Average tax-exempt securities decreased $95.9 million to $30.2 million while average taxable securities decreased $2.0 million to $23.2 million, year-over-year. Management continued to sell municipal bonds due to a preference for securities that provide a steady cash flow. To the extent not required to fund loan originations, management reinvested the proceeds from the sales into cash equivalents pending redeployment into other interest-earning assets. The yield on average securities improved 13 basis points from 4.10% for the fiscal year ended June 30, 2007, to 4.23% for the fiscal year ended June 30, 2008. The higher yield on the securities portfolio resulted primarily from the sale of the lower yielding municipal bonds partially offset by downward rate adjustments on pass-through certificates containing Small Business Administration adjustable-rate loans and adjustable-rate trust preferred securities beginning during the quarter ended December 31, 2007.

Interest income from other interest-earning assets decreased $7.0 million or 57.4%, to $5.2 million during the fiscal year ended June 30, 2008, from $12.2 million during the fiscal year ended June 30, 2007. The decrease was due to a decrease in average other interest-bearing assets, primarily interest-earning deposits, as well as a decrease in average yield. There was a $102.1 million decrease in average other interest-earning assets to $141.8 million during the fiscal year ended June 30, 2008, from $243.9 million during the fiscal year ended June 30, 2007. For the most part, management utilized the cash and cash equivalents to fund loan originations and loan purchases and fund deposit outflows. During the prior year, to the extent that the Bank did not need the funds for loan originations, management maintained liquidity at an elevated level to take advantage of high short-term interest rates resulting from the inverted Treasury yield curve at the time. Partially offsetting the $107.7 million decrease in interest-earning deposits, average FHLB capital stock increased $5.6 million due to the increase in FHLB advances during the first six months of the fiscal year. The 325 basis point reduction in the federal funds rate between September 2007 and May 2008 was primarily responsible for the decrease in the yield on average interest-earning assets, which fell 131 basis points from 4.99% to 3.68%. The yield on interest-earnings deposits decreased 151 basis points to 3.44% and the return on FHLB capital stock decreased twelve basis points to 6.56%, year-over-year.

Interest Expense. Total interest expense increased $60,000 or 0.1%, virtually unchanged at $50.5 million during the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007. The cost of average interest-bearing liabilities was virtually unchanged, increasing one basis point to 3.46% and average interest-bearing liabilities was unchanged at $1.46 billion, year-over-year.

Interest expense from deposits decreased $4.1 million or 8.6%, to $43.3 million during the fiscal year ended June 30, 2008, from $47.3 million during the fiscal year ended June 30, 2007. The decrease resulted from a decrease in average interest-bearing deposits, with no increase in the average cost of deposits. The cost of average interest-bearing deposits was unchanged at 3.37% during the fiscal year ended June 30, 2008, compared to the fiscal year ended June 30, 2007. Average interest-bearing deposits decreased $121.2 million to $1.28 billion during the fiscal year ended June 30, 2008, from $1.41 billion during the fiscal year ended June 30, 2007. Average interest-bearing demand deposit accounts increased $13.2 million to $149.9 million due to an increase in tiered money market deposit accounts, which became a popular substitute for traditional passbook and statement savings accounts, while their average cost decreased ten basis points to 1.81% following other short-term interest rates lower. Average savings accounts decreased $32.2 million to $303.8 million, while their average cost decreased three basis points to 1.08% as depositors transferred funds to alternative investments. Average certificates of deposit decreased $102.2 million to $830.7 million, while their cost increased ten basis points to 4.49%. Given the Bank’s interest rate risk profile, management expects a reduction in interest rates and restoration of a more normal yield curve to improve the Company’s profitability. With approximately 81.3% of certificates of deposit maturing within one year, the recent reductions in the federal funds rate are expected to contribute to a subsequent decrease in the cost of deposits. A significant trend is evident when comparing the current year’s interest rate stratification for certificates of deposit to that of the prior year: At June 30, 2008, the Bank had $91.9 million of certificates of deposit with interest rates between 2.00% and 2.99%, compared to $17.5 million at June 30, 2007; at June 30, 2008, the Bank had $298.8

million of certificates of deposit with interest rates between 3.00% and 3.99%, compared to $131.4 million at June 30, 2007; at June 30, 2008, the Bank had $473.6 million of certificates of deposit with interest rates between 4.00% and 4.99%, compared to $488.5 million at June 30, 2007; and most importantly, at June 30, 2008 the Bank had $7.0 million of certificates of deposit with interest rates between 5.00% and 5.99%, compared to $250.7 million at June 30, 2007. Overall, the average interest rate on certificates of deposit declined to 3.93% at June 30, 2008 from 4.55% at June 30, 2007.

Interest expense from FHLB advances increased $4.1 million or 132.3%, to $7.2 million during the fiscal year ended June 30, 2008, from $3.1 million during the fiscal year ended June 30, 2007. Average borrowings increased $118.5 million to $175.1 million during the fiscal year ended June 30, 2008, from $56.6 million during the fiscal year ended June 30, 2007. The cost of average borrowings decreased 139 basis points to 4.12% during the fiscal year ended June 30, 2008 from 5.51% during the fiscal year ended June 30, 2007. The increase in borrowings resulted primarily from a need to replenish liquidity utilized to fund loan originations and fund deposit outflows and make cash available for potential implementation of growth and diversification strategies related to execution of the Company’s business plan. The Bank borrowed $200.0 million during the fiscal year ended June 30, 2008 at a weighted average cost of 3.79% resulting in the decrease in the cost of average borrowings. The advances were determined to be a cheaper funding source compared to certificates of deposit. Management did not renew a $10.0 million advance, which carried an interest rate of 5.59% when it matured in March 2008. An amortizing advance with an original face value of $5.0 million and an interest rate of 6.03% was also paid in full during February 2008.

Provision for Loan Losses. The provision for loan losses decreased $477,000, to $94,000 during the fiscal year ended June 30, 2008, from a $571,000 provision recorded during the fiscal year ended June 30, 2007. Management attributes the decrease principally to the absence of any material change in asset quality. Non-performing loans were $1.6 million or 0.15% of total loans of $1.03 billion at June 30, 2008 compared to $1.5 million or 0.17% of total loans of $865.0 million at June 30, 2007. Net charge-offs during the fiscal year ended June 30, 2008 were $39,000 compared to $-0- during the fiscal year ended June 30, 2007, but as a percentage of average loans net charge-offs were zero percent during each of the comparative periods. The allowance for loan losses as a percentage of total loans outstanding was 0.59% at June 30, 2008 and 0.70% at June 30, 2007, reflecting allowance balances of $6.1 million and $6.0 million, respectively. The allowance for loan losses as a percentage of non-performing loans was 388.1% at June 30, 2008 and 406.3% at June 30, 2007. There were no recoveries during the fiscal year ended June 30, 2008 compared to a recovery of $27,000 during the fiscal year ended June 30, 2007.

Non-Interest Income. Non-interest income, excluding gain/loss on securities, increased $274,000 or 11.4%, to $2.7 million during the fiscal year ended June 30, 2008 compared to $2.4 million during the fiscal year ended June 30, 2007 due to a $344,000 increase in fees and service charges, partially offset by a $70,000 decrease in miscellaneous income. Total non-interest income decreased $440,000 or 18.3%, to $2.0 million from $2.4 million, year-over-year.

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

There was no non-interest income attributed to the gain on sale of securities available for sale during the fiscal year ended June 30, 2008 compared to a $55,000 net gain on the sale of municipal bonds recorded during the fiscal year ended June 30, 2007. As described in the Securities Portfolio section of Part I. Item 1., the Company recognized a pre-tax non-cash charge to earnings of $659,000 as a result of other-than-temporary impairment in the value of the Bank’s investment in the AMF Fund, during the quarter ended June 30, 2008.

Non-Interest Expense. Non-interest expense decreased $4.0 million or 8.9%, to $40.9 million during the fiscal year ended June 30, 2008, from $44.9 million during the fiscal year ended June 30, 2007. The decrease in non-interest expense resulted primarily from a decrease in salaries and employee benefits expense of $2.9 million. Also contributing were decreases in equipment expense, advertising expense and amortization of intangible assets expense of $139,000, $648,000 and $395,000, respectively, and reductions in federal deposit insurance premiums expense and directors’ compensation expense totaling $81,000 in aggregate. Partially offsetting the decrease was an increase in net occupancy expense of premises and miscellaneous expense of $280,000 and $55,000, respectively.

Salaries and employee benefits decreased $2.9 million or 10.5%, to $24.7 million during the fiscal year ended June 30, 2008, compared to $27.6 million during the fiscal year ended June 30, 2007. Pension plan expense contributed the most significant reduction, decreasing $1.8 million year-over-year to $913,000. Effective July 1, 2007, the Company implemented a freeze on all future benefit accruals under the Bank’s non-contributory defined benefit pension plan and related benefit equalization plan. The freeze provides additional flexibility in controlling the costs associated with the plans while still preserving the participants’ earned and vested benefits. Benefits expense decreased $448,000 to $3.7 million due primarily to a non-recurring dividend of $253,000 received from the Bank’s health insurer based on the ratio of earned premiums to premiums paid during 2006, a savings of $92,000 resulting from the implementation of contributory health insurance for employees beginning during the quarter ended March 31, 2008 and savings of $82,000 due to a change in the accounting treatment of dividends on unvested restricted stock. ESOP expense, including the expense of the ESOP Benefit Equalization Plan, decreased $444,000 to $1.8 million due to a decrease in the average market price of the Company’s common stock during the fiscal year ended June 30, 2008 compared to the prior period. Stock benefits plan expense decreased $128,000 to $3.4 million due to a forfeiture of unvested restricted stock and unvested stock options in the prior year. Compensation and payroll tax expenses remained virtually unchanged at $13.7 million and $1.1 million, respectively. Normal salary increases were partially offset by a decision by the President and CEO of the Company and the Bank, John N. Hopkins, that he would voluntarily forgo the cash bonus payment recommended by the Compensation Committee and approved by the Board of Directors in December 2007. Mr. Hopkins was motivated to do so as part of the Company’s overall cost cutting effort. Mr. Hopkins previously received a cash bonus payment of $90,000 in December 2006. A combination of lower payments to non-exempt employees for unused vacation days during the prior calendar year and a reduction in staff due to routine attrition also contributed to offsetting normal salary increases. Compensation expense in the current year included $33,000 in overtime paid to personnel involved in reconciling differences resulting from system problems at the Bank’s data processing provider, which was subsequently reimbursed during fiscal 2009.

Net occupancy expense of premises increased $280,000 or 8.1%, to $3.7 million during the fiscal year ended June 30, 2008 from $3.5 million during the fiscal year ended June 30, 2007. Rent expense, net, increased $85,000 to $275,000 due primarily to additional leased space occupied by new retail branches, which opened in Brick Township, New Jersey during March 2008 and Lakewood, New Jersey during May 2008. Increases in rental income from surplus Bank space leased to others generally offset annual increases in rent expense. Repairs and maintenance expense increased $58,000 to $889,000 due primarily to higher costs incurred to maintain the Bank’s retail branch network. Property taxes expense and utilities expense increased $91,000 to $954,000 and $82,000 to $680,000, respectively. Partially offsetting the increases were decreases in depreciation expense and other expenses of $20,000 to $892,000 and $16,000 to $54,000, respectively.

Equipment expense decreased $139,000 or 3.0%, to $4.5 million during the fiscal year ended June 30, 2008 from $4.6 million during the fiscal year ended June 30, 2007. Furniture, fixtures and equipment maintenance expense and depreciation expense decreased $103,000 to $787,000 and $54,000 to $914,000, respectively. Service bureau expense was virtually unchanged at $2.8 million, year-over-year. Increases attributed to peripheral EDP service providers including network administration, records retention, Internet banking and bill pay, ATM and debit card processing and merchant processing were partially offset by a decrease in data communication costs between the Bank and its core processor and the prior year included a nonrecurring charge of $88,000 resulting from the settlement of a dispute with an electronic data processing service provider.

Advertising expense decreased $648,000 or 43.2%, to $852,000 during the fiscal year ended June 30, 2008 from $1.5 million during the fiscal year ended June 30, 2007. Expenditures for all forms of media advertising were lower, particularly newspaper ads, which decreased approximately $485,000, year-over-year. There were significant decreases in the marketing of deposit products, which had been the focal point of an extensive advertising campaign during the prior fiscal year. Advertising during the fiscal year ended June 30, 2008 was generally limited to marketing loan products.

Amortization of intangible assets expense decreased $395,000 or 62.1%, to $241,000 during the fiscal year ended June 30, 2008 compared to $636,000 during the fiscal year ended June 30, 2007. The decrease was due to the completion of amortization of an intangible asset acquired during the purchase of West Essex Bank in 2003, during the quarter ended December 31, 2007.

Provision for Income Taxes. The provision for income taxes increased $1.73 million to $1.95 million during the fiscal year ended June 30, 2008, from $221,000 during the fiscal year ended June 30, 2007.

During the fiscal year ended June 30, 2008, the Company reversed the valuation allowances totaling $1.2 million for the state alternative minimum assessment and the benefit to be derived from utilization of the state net operating loss carryforward for the fiscal year ended June 30, 2006 and the benefit to be derived from utilization of the state net operating loss carryforward for the fiscal year ended June 30, 2007. With the dissolution of Kearny Federal Investment Corp. and the transfer of its assets to the Bank, the Bank is projected to have sufficient future taxable income to effectively utilize its state net operating loss carryforwards. Accordingly, the related deferred tax assets are now considered to be more likely than not to be realized. During the fiscal year ended June 30, 2008, the Company established a valuation allowance for other-than-temporary impairment of the Bank’s AMF Fund for the fiscal year ended June 30, 2008, as this deferred tax asset is not more likely than not to be realized. Having subsequently invoked a redemption-in-kind provision in July 2008, however, both the Company and the Bank are now positioned to recognize benefits for federal and state income tax purposes during the quarter ending September 30, 2008. The pre-tax impairment charges of $659,000 recorded during the quarter ended June 30, 2008 and $415,000 resulting from the redemption-in-kind in July became, upon the redemption-in-kind, subject to income tax benefits of approximately $140,000 and $25,000, respectively.

The Company’s effective tax rate was approximately 24.8% during the fiscal year ended June 30, 2008, compared to 10.3% during the fiscal year ended June 30, 2007. The effective tax rate increased due to a reduction in income from tax-exempt instruments as a percentage of pre-tax income as pre-tax income increased. Tax-exempt interest was 20.7% of income before taxes during the fiscal year ended June 30, 2008 compared to 242.9% of income before taxes during the fiscal year ended June 30, 2007.

Average Balance Sheet. The following table sets forth certain information relating to Kearny Financial Corp. at and for the periods indicated. We derived the average yields and costs by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented with daily balances used to derive average balances.

	At June 30,		For the Years Ended June 30,
	2009		2009			2008			2007
	Actual Balance	Actual Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,045,847	5.74%	$1,064,019	$60,559	5.69%	$951,019	$55,123	5.80%	$785,210	$44,972	5.73%
Mortgage-backed securities(2)	688,106	4.96	696,672	34,944	5.02	699,942	34,773	4.97	673,904	32,222	4.78
Securities:(2)
Tax-exempt	18,340	3.48	18,183	634	3.49	30,200	1,074	3.56	126,095	4,708	3.73
Taxable	9,687	2.01	15,721	408	2.60	23,191	1,186	5.11	25,240	1,492	5.91
Other interest-earning assets(3)	198,505	0.43	115,806	1,363	1.18	141,792	5,211	3.68	243,867	12,167	4.99
Total interest-earning assets	1,960,485	4.89	1,910,401	97,908	5.12	1,846,144	97,367	5.27	1,854,316	95,561	5.15
Non-interest-earning assets	164,436		169,408			158,737			152,926
Total assets	$2,124,921		$2,079,809			$2,004,881			$2,007,242
Interest-bearing liabilities:
Interest-bearing demand	$163,611	1.09	$156,883	2,098	1.34	$149,871	2,714	1.81	$136,622	2,612	1.91
Savings and club	301,637	1.02	293,483	3,072	1.05	303,818	3,272	1.08	336,067	3,740	1.11
Certificates of deposit	904,743	2.97	873,257	30,524	3.50	830,726	37,322	4.49	932,901	40,999	4.39
Federal Home Loan Bank advances	210,000	3.87	215,077	8,506	3.95	175,081	7,220	4.12	56,615	3,117	5.51
Total interest-bearing liabilities	1,579,991	2.52	1,538,700	44,200	2.87	1,459,496	50,528	3.46	1,462,205	50,468	3.45
Non-interest-bearing liabilities (4)	68,210		68,441			75,976			72,094
Total liabilities	1,648,201		1,607,141			1,535,472			1,534,299
Stockholders’ equity	476,720		472,668			469,409			472,943
Total liabilities and stockholders’ equity	$2,124,921		$2,079,809			$2,004,881			$2,007,242
Net interest income				$53,708			$46,839			$45,093
Interest rate spread(5)		2.37%			2.25%			1.81%			1.70%
Net yield on interest-earning assets(6)					2.81%			2.54%			2.43%
Ratio of interest-earning assets to interest-bearing liabilities	1.24x		1.24x			1.26x			1.27x

(1)	Non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.
(2)	Mark to market valuation allowances have been excluded in the average balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and Federal Home Loan Bank of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $51,132, $59,169 and $57,226, for the years ended June 30, 2009, 2008 and 2007, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net yield on interest-earning assets represents net interest income as a percentage of interest-earning assets.

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

	Years Ended June 30,			Years Ended June 30,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Net loans receivable	$6,492	$(1,056)	$5,436	$9,596	$555	$10,151
Mortgage-backed securities	(168)	339	171	1,257	1,294	2,551
Securities:
Tax-exempt	(419)	(21)	(440)	(3,429)	(205)	(3,634)
Taxable	(308)	(470)	(778)	(115)	(191)	(306)
Other interest-earning assets	(818)	(3,030)	(3,848)	(4,275)	(2,681)	(6,956)
Total interest-earning assets	$4,779	$(4,238)	$541	$3,034	$(1,228)	$1,806

Interest expense:
Interest-bearing demand	$121	$(737)	$(616)	$244	$(142)	$102
Savings and club	(110)	(90)	(200)	(365)	(103)	(468)
Certificates of deposit	1,818	(8,616)	(6,798)	(4,588)	911	(3,677)
Federal Home Loan Bank advances	1,593	(307)	1,286	5,066	(963)	4,103
Total interest-bearing liabilities	$3,422	$(9,750)	$(6,328)	$357	$(297)	$60

Change in net interest income	$1,357	$5,512	$6,869	$2,677	$(931)	$1,746

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

Cash and cash equivalents, consisting primarily of interest-bearing deposits in other banks increased $79.8 million to $211.5 million at June 30, 2009 from $131.7 million at June 30, 2008. During the quarters ended September 30 and December 31, 2008 liquidity decreased as cash and cash equivalents were redeployed to fund loan originations, loan purchases or deposit outflows. However, by December cash and cash equivalents began to increase as the competition reduced their deposit account rates bringing them in line with those offered by the Bank. Despite several rounds of interest rate cuts by the Bank during the quarters ended March 31 and June 30, 2009, deposits continued to increase as loan demand declined contributing to a significant increase in cash and cash equivalents. At June 30, 2009, interest-bearing deposits included $25.6 million on deposit with a money center bank and $160.0 million on deposit with the FHLB of New York. Management routinely transfers funds between the two depository institutions to maximize the return on the funds, with the former pricing off of 30-day Libor and the latter off of the federal funds rate.

Management reviews cash flow projections regularly and updates them quarterly in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Commitments at the close of fiscal 2009 were not materially different from commitments at the close of the prior fiscal year. At June 30, 2009, the Bank had outstanding commitments to originate loans of $35.0 million compared to $39.4 million at June 30, 2008. Construction loans in process and unused lines of credit were $7.6 million and $24.9 million, respectively, at June 30, 2009 compared to $9.1 million and $27.3 million, respectively, at June 30, 2008. At June 30, 2009, the Bank had $740.4 million of certificates of deposit maturing in one year compared to $710.0 million at June 30, 2008.

At June 30, 2009, the Bank had agreements to fund the purchase of loans on a flow basis of $8.7 million compared to $13.2 million at June 30, 2008. The Bank periodically enters into purchase agreements with a limited number of smaller, local mortgage companies to supplement the Bank’s loan production pipeline. These agreements call for the purchase, on a flow basis, of mortgage loans with servicing released to the Bank.

Deposits increased $42.2 million to $1.42 billion at June 30, 2009 from $1.38 billion at June 30, 2008. During the quarter ended September 30, 2008, deposits decreased $30.0 million, but increased by $2.3 million, $53.3 million and $16.6 million each quarter thereafter, respectively. During the fiscal 2009, interest-bearing demand deposits increased $11.9 million to $163.6 million, savings deposits increased $1.2 million to $301.6 million, certificates of deposit increased $31.1 million to $904.7 million and non-interest-bearing demand deposits decreased $2.1 million to $51.2 million.

During the first two quarters of the fiscal year, the Bank priced deposit interest rates at levels management considered to be reasonably competitive in the marketplace. The Bank determined that there was no need to increase interest rates to attract deposits since cash flows from investing activities were adequate to fund loan demand and deposit outflows. During that period, deposit pricing in the marketplace was reasonably disciplined, but there continued to be fierce competition for certificates of deposit and interest-bearing demand deposits emanating from those financial institutions receiving negative publicity due to asset quality problems. Also contributing to the competition for deposits, some financial institutions attempted to lock in depositors at current interest rates for longer terms as a hedge against future rate increases and, notwithstanding the FDIC’s increase in insurance of deposit accounts, some depositors spread funds to other financial institutions to reduce their risk of loss on uninsured deposits following the collapse of several major banks. During the quarter ended December 31, 2008, deposit rates in the marketplace began to pull back in conjunction with the additional 200 basis point decrease in the federal funds rate. By December 2008, the Bank’s deposit flows turned positive as the competition lowered their rates bringing them in line with those offered by the Bank. Since there was little demand for loans and virtually no return on cash and cash equivalents, management attempted to slow deposit inflows by cutting the Bank’s deposit pricing several times, particularly for certificates of deposit. Nevertheless, deposits continued to build throughout the quarters ended March 31 and June 30, 2009.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and to the extent that maturing deposits do not remain with us, management may replace the funds with advances. The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit of $200.0 million or by taking additional short-term or long-term advances. The Bank borrowed $200.0 million during fiscal 2008 to replenish liquidity previously depleted by loan originations and deposit outflows and make cash available for potential implementation of growth and diversification strategies related to execution of the Company’s business plan. As of June 30, 2009, the Bank’s borrowing potential was $23.5 million without pledging additional collateral. For the most part there was no need to borrow during fiscal 2009; therefore, the Bank repaid maturing advances totaling $8.0 million.

The following table discloses our contractual obligations and commitments as of June 30, 2009.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Operating lease obligations	$3,945	$495	$782	$492	$2,176
Certificates of deposit	904,743	740,383	135,403	28,953	4
Federal Home Loan Bank advances	210,000	—	10,000	—	200,000

Total	$1,118,688	$740,878	$146,185	$29,445	$202,180

	Total Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Undisbursed funds from approved lines of credit(1)	$24,901	$2,145	$—	$—	$22,756
Construction loans in process	7,574	7,574	—	—	—
Other commitments to extend credit(1)	34,965	32,638	2,327	—	—

Total	$67,440	$42,357	$2,327	$—	$22,756

(1)	Represents amounts committed to customers.

Our material capital expenditure plans for the year ending June 30, 2010 include extensive renovations and improvements to one Bank property. We expect work to begin this year at our existing retail branch in Lyndhurst and anticipate approximately $1.3 million in funds will be required for the plan related to this location. The general business purpose of these expenditures is to maintain and improve the Bank’s facilities. We anticipate that cash flows from our normal operations will be sufficient for these expenditure plans.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At June 30, 2009, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. At June 30, 2009, outstanding loan commitments totaled $67.4 million compared to $75.7 million at June 30 2008. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2009, see Note 16 to consolidated financial statements contained in this Annual Report on Form 10-K.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its well capitalized status in accordance with regulatory standards. As of June 30, 2009, the Bank exceeded all capital requirements of the OTS. The Bank’s regulatory capital ratios at June 30, 2009 were as follows: core capital 17.8%; Tier I risk-based capital 38.3%; and total risk-based capital 38.8%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively. For additional information regarding regulatory capital at June 30, 2009, see Note 14 to consolidated financial statements contained in this Annual Report on Form 10-K.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company expects that FAS 140-3 will not have an impact on its consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, that permits a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied SFAS No. 157 in interim or annual financial statements prior to the issuance of FAS 157-2. The Company expects that FSP FAS 157-2 will not have an impact on its consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The implementation of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FSP FAS 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance. Adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. FSP FAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP FAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP FAS 140-4 and FIN 46(R) is effective for reporting periods (annual or interim) ending after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FASB SFAS No. 157, “Fair Value Measurements”, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by removing the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS No. 140. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.This statement amends FIN. 46, “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51”, to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”to establish the “FASB Accounting Standards Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company expects that SFAS No. 168 will not have an impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk and Market Risk

Qualitative Analysis. The majority of our assets and liabilities are sensitive to changes in interest rates. Consequently, interest rate risk is a significant form of business risk that must be managed by the Company. Interest rate risk is generally defined in regulatory nomenclature as the risk to the Company’s earnings or capital arising from the movement of interest rates. It arises from several risk factors including: the differences between the timing of rate changes and the timing of cash flows (re-pricing risk); the changing rate relationships among different yield curves that affect bank activities (basis risk); the changing rate relationships across the spectrum of maturities (yield curve risk); and the interest-rate-related options embedded in bank products (option risk).

Regarding the risk to the Company’s earnings, movements in interest rates significantly influence the amount of net interest income recognized by the Company. Net interest income is the difference between:

•	the interest income recorded on our earning assets, such as loans, securities and other interest-earning assets; and,

•	the interest expense recorded on our costing liabilities, such as interest-bearing deposits and borrowings.

.

Net interest income is, by far, the Company’s largest revenue source to which the Company adds its noninterest income and from which it deducts its noninterest expense and income taxes to calculate net income. Movements in market interest rates, and the effect of such movements on the risk factors noted above, significantly influence the “spread” between the interest earned by the Company on its loans, securities and other interest-earning assets and the interest paid on its deposits and borrowings. Movements in interest rates that increase, or “widen”, that net interest spread enhance the Company’s net income. Conversely, movements in interest rates that reduce, or “tighten”, that net interest spread adversely impact the Company’s net income.

For any given movement in interest rates, the resulting degree of movement in an institution’s yield on interest earning assets compared with that of its cost of interest-bearing liabilities determines if an institution is deemed “asset sensitive” or “liability sensitive”. An asset sensitive institution is one whose yield on interest-earning assets reacts more quickly to movements in interest rates than its cost of interest-bearing liabilities. In general, the earnings of asset sensitive institutions are enhanced by upward movements in interest rates through which the yield on its earning assets increases faster than its cost of interest-bearing liabilities resulting in a widening of its net interest spread. Conversely, the earnings of asset sensitive institutions are adversely impacted by downward movements in interest rates through which the yield on its earning assets decreases faster than its cost of interest-bearing liabilities resulting in a tightening of its net interest spread.

In contrast, a liability sensitive institution is one whose cost of interest-bearing liabilities reacts more quickly to movements in interest rates than its yield on interest-earning assets. In general, the earnings of liability sensitive institutions are enhanced by downward movements in interest rates through which the cost of interest-bearing liabilities decreases faster than its yield on its earning assets resulting in a widening of its net interest spread. Conversely, the earnings of liability sensitive institutions are adversely impacted by upward movements in interest rates through which the cost of interest-bearing liabilities increases faster than its yield on its earning assets resulting in a tightening of its net interest spread.

The degree of an institution’s asset or liability sensitivity is traditionally represented by its “gap position”. In general, gap is a measurement that describes the net mismatch between the balance of an institution’s earning assets that are maturing and/or re-pricing over a selected period of time compared to that of its costing liabilities. Positive gaps represent the greater dollar amount of earning assets maturing or re-pricing over the selected period of time than costing liabilities. Conversely, negative gaps represent the greater dollar amount of costing liabilities maturing or re-pricing over the selected period of time than earning assets. The degree to which an institution is asset or liability sensitive is reported as a negative or positive percentage of assets, respectively. The industry commonly focuses on cumulative one-year and three-year gap percentages as fundamental indicators of interest rate risk sensitivity.

Based upon the findings of the Company’s internal interest rate risk analysis, which are corroborated by the independent analysis performed by its primary regulator as described below, the Company is considered to be liability sensitive. Liability sensitivity characterizes the balance sheets of many thrift institutions and is generally attributable to the comparatively shorter contractual maturity and/or re-pricing characteristics of the institution’s deposits and borrowings versus those of its loans and investment securities.

With respect to the maturity and re-pricing of its interest-bearing liabilities, at June 30, 2009, $740.4 million or 81.8% of our certificates of deposit mature within one year with an additional $111.1 million or 12.3% maturing in greater than one year but less than or equal to two years. Based on current market interest rates, the majority of these certificates are projected to re-price downward to the extent they remain with the Bank at maturity. Of the $210.0 million of FHLB borrowings at June 30, 2009, all have fixed interest rates with $200.0 million maturing during fiscal 2018, but callable on a quarterly basis prior to maturity. Given current market interest rates, the call options are not currently expected to be exercised by the FHLB. The remaining $10.0 million of FHLB borrowings are non-callable and mature during fiscal 2011.

With respect to the maturity and re-pricing of the Company’s interest-earning assets, at June 30, 2009, $20.9 million, or 2.0% of our total loans will reach their contractual maturity dates within one year with the remaining $1.02 billion, or 98.0% of total loans having remaining terms to contractual maturity in excess of one year. Of loans maturing after one year, $902.5 million or 88.1% had fixed rates of interest while the remaining $121.4 million or 11.9% had adjustable rates of interest.

Regarding investment securities, at June 30, 2009, only $360,000 of our securities will reach their contractual maturity dates within one year with the remaining $715.8 million, or virtually 100% of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $311.5 million comprising 43.5% of our total securities had fixed rates of interest while the remaining $404.3 million comprising 56.5% of our total securities had adjustable or floating rates of interest.

At June 30, 2009, mortgage-related assets, including mortgage loans and mortgage-backed securities, total $1.73 billion and comprise 88.1% of total earning assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

While the Company retained its liability sensitivity during fiscal 2009, the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, has declined during fiscal 2009. Specifically, the Company’s cumulative one-year gap percentage improved from -9.47% at June 30, 2008 to -5.17% at June 30, 2009. Moreover, the Company’s cumulative three-year gap percentage changed from -0.63% to 3.47% over those same comparative periods.

As a liability sensitive institution, the Company’s net interest spread is generally expected to benefit from overall reductions in market interest rates. Conversely, its net interest spread is generally expected to be adversely impacted by overall increases in market interest rates. However, the general effects of movements in market interest rates can be diminished or exacerbated by “nonparallel” movements in interest rates across a yield curve. Nonparallel movements in interest rates generally occur when shorter term and longer term interest rates move disproportionately in a directionally consistent manner. For example, shorter term interest rates may decrease faster than longer term interest rates which would generally result in a “steeper” yield curve. Alternately, nonparallel movements in interest rates may also occur when shorter term and longer term interest rates move in a directionally inconsistent manner. For example, shorter term interest rates may rise while longer term interest rates remain steady or decline which would generally result in a “flatter” yield curve.

At its extreme, a yield curve may become “inverted” for a period of time during which shorter term interest rates exceed longer term interest rates. While inverted yield curves do occasionally occur, they are generally considered a “temporary” phenomenon portending a change in economic conditions that will restore the yield curve to its normal, positively sloped shape.

In general, the interest rates paid on the Company’s deposits tend to be determined based upon the level of shorter term interest rates. By contrast, the interest rates earned on the Company’s loans and investment securities tend to be based upon the level of longer term interest rates. As such, the overall “spread” between shorter term and longer interest rates when earning assets and costing liabilities re-price greatly influences the Company’s overall net interest spread over time. In general, a wider spread between shorter term and longer term interest rates, implying a “steeper” yield curve, is beneficial to the Company’s net interest spread. By contrast, a narrower spread between shorter term and longer term interest rates, implying a “flatter” yield curve, or a negative spread between those measures, implying an inverted yield curve, adversely impacts the Company’s net interest spread.

The effects of interest rate risk on the Company’s earnings are best demonstrated through a review of changes in market interest rates over the past several years and their impact on the Company’s net interest spread. Following a period of historically low interest rates, the Federal Reserve Board of Governors steadily increased its target federal funds rate by 425 basis points from 1.00% in June, 2004 to 5.25% in June, 2007. During that three-year period, federal funds rate and other shorter term market interest rates increased by a far greater degree than longer term market interest rates. For example, the market yield on the one-year U.S. Treasury increased 282 basis points from 2.07% at June 30, 2004 to 4.91% at June 30, 2007. By comparison, the market yield on the 10-year U.S. Treasury increased by only 41 basis points from 4.62% to 5.03% over those same time periods. The flattening yield curve during that three year period had an adverse impact on the Company’s net interest spread which decreased 67 basis points from 2.37% for the year ended June 30, 2004 to 1.70% for the year ended June 30, 2007.

The upward trend in shorter term interest rates was reversed in September, 2007 as the Federal Reserve began to lower the target rate for federal funds in reaction to the threat of a looming recession triggered by growing volatility and instability in the housing and credit markets. The effects of those isolated crises rapidly grew to threaten the viability of the domestic and international financial markets as a whole. In reaction to that larger threat, the Federal Reserve reduced the target federal funds rate by a total of over 500 basis points from 5.25% at June, 2007 to a range between 0.00% and 0.25% which remains in effect at June 30, 2009. During that two-year period, federal funds rate and other shorter term market interest rates decreased by a far greater degree than longer term market interest rates. For example, the market yield on the one-year U.S. Treasury decreased 435 basis points from 4.01% at June 30, 2007 to 0.56% at June 30, 2009. By comparison, the market yield on the 10-year U.S. Treasury decreased by only 150 basis points from 5.03% to 3.53% over those same time periods. The steepening yield curve during that two year period had a beneficial impact on the Company’s net interest spread which increased 55 basis points from 1.70% for the year ended June 30, 2007 to 2.25% for the year ended June 30, 2009.

The Board of Directors has established an Interest Rate Risk Management Committee, currently comprised of Directors Hopkins, Regan, Aanensen, Mazza and Parow, which is responsible for monitoring the Company’s interest rate risk. Our Chief Financial Officer and Chief Investment Officer also participate as management’s liaison to the committee. The committee meets quarterly to address management of our assets and liabilities, including review of our short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and re-pricing frequencies of loans and securities; and a variety of other asset and liability management topics. The results of the committee’s quarterly review are reported to the full Board, which adjusts the investment policy and strategies, as it considers necessary and appropriate.

Quantitative Analysis. Management utilizes a combination of internal and external analyses to quantitatively model, measure and monitor the Company’s exposure to interest rate risk. The external quantitative analysis is based upon the OTS interest rate risk model which utilizes data submitted on the Bank’s quarterly Thrift Financial Reports. The model estimates the change in the Bank’s net portfolio value (“NPV”) ratio throughout a series of interest rate scenarios. NPV, sometimes referred to as the economic value of equity, represents the present value of the expected cash flows from the Bank’s assets less the present value of the expected cash flows arising from its liabilities adjusted for the value of off-balance sheet contracts. The NPV ratio represents the dollar amount of the Bank’s NPV divided by the present value of its total assets for a given interest rate scenario. In essence, NPV attempts to quantify the economic value of the Bank using a discounted cash flow methodology while the NPV ratio reflects that value as a form of capital ratio. The degree to which the NPV ratio changes for any hypothetical interest rate scenario from its “base case” measurement is a reflection of an institution’s sensitivity to interest rate risk.

The internal quantitative analysis utilized by management measures interest rate risk from both a capital and earnings perspective. Like the OTS model noted above, the Bank’s internal interest rate risk analysis calculates sensitivity of the Bank’s NPV ratio to movements in interest rates. Both the OTS and internal models measure the Bank’s NPV ratio in a “base case” scenario that assumes no change in interest rates as of the measurement date. Both models measure the change in the NPV ratio throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points. Both models generally require that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain “down rate” scenarios during periods of lower market interest rates. The Bank’s interest rate risk management policy establishes acceptable floors for the NPV ratio and caps for the maximum change in the NPV ratio throughout the scenarios modeled.

As illustrated in the tables below, the Bank’s NPV would be negatively impacted by an increase in interest rates. This result is expected given the Bank’s liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of the Bank’s interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Bank’s assets compared to the beneficial impact arising from the reduced present value of its liabilities. Hence, the Bank’s NPV and NPV ratio decline in the increasing interest rate scenarios. Historically low interest rates at June 30, 2009 preclude the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the external OTS NPV analysis as of June 30, 2009 and June 30, 2008, respectively.

	At June 30, 2009
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	303,185	-92,395	-23%	15.39%	-350 bps
+200 bps	340,570	-55,010	-14%	16.90%	-200 bps
+100 bps	372,549	-23,031	-6%	18.11%	-79 bps
0 bps	395,580	-	-	18.90%	-
-100 bps	406,049	10,469	+3%	19.17%	+27 bps

	At June 30, 2008
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	265,006	-111,329	-30%	14.07%	-456 bps
+200 bps	305,498	-70,838	-19%	15.82%	-281 bps
+100 bps	343,129	-33,207	-9%	17.36%	-127 bps
0 bps	376,336	-	-	18.63%	-
-100 bps	398,540	22,205	+6%	19.39%	+76 bps

(1)	The -200 bps and -300 bps scenarios are not shown due to the low prevailing interest rate environment.

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined by bank regulators as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points. Based upon the tables above, the Bank’s sensitivity measure improved by 81 basis points from -281 basis points at June 30, 2008 to -200 basis points at June 30, 2009 which indicates an aggregate reduction in the Bank’s sensitivity to movements in interest rates from period to period.

There are numerous internal and external factors that may contribute to changes in an institution’s sensitivity measure. Internally, changes in the composition and allocation of an institution’s balance sheet and the interest rate risk characteristics of its components can significantly alter the exposure to interest rate risk as quantified by the changes in the sensitivity measure. However, changes to certain external factors, most notably changes in the level of market interest rates and overall shape of the yield curve, can significantly alter the projected cash flows of the institutions interest-earning assets and interest-costing liabilities and the associated present values thereof. Changes in internal and external factors from period to period can complement one another’s effects to reduce overall sensitivity, partly or wholly offset one another’s effects, or exacerbate one another’s adverse effects and thereby increase the institution’s exposure to interest rate risk as quantified by the sensitivity measure.

While several internal and external factors working in concert contributed to the reported change in the Bank’s sensitivity measure, the Bank primarily attributes the net improvement in that measure from year to year to the comparative increase in its balance of short term, liquid assets. Specifically, the Company’s cash and cash equivalents increased $79.8 million from $131.7 million or 6.3% of total assets at June 30, 2008 to $211.5 million or 10.0% of total assets at June 30, 2009. The growth in short term liquid assets, which are re-priced on a day-to-day basis to reflect current market interest rates, was primarily funded through a net reduction in the outstanding balance of investment securities and net growth in deposits partially offset by a net increase in loans receivable. Taken together, this change in balances sheet allocation reduced the aggregate longevity of the Bank’s interest-earning assets in relation to its interest-bearing liabilities and, thereby, reduced the sensitivity to interest rate risk as quantified by the Bank’s sensitivity measure.

Because the Bank’s sensitivity measure and NPV ratio in the +200 bps scenario exceeded the thresholds established by its primary regulator, the Bank’s “TB 13a Level of Risk” was rated as “Minimal” based upon the results of the OTS interest rate risk model as of June 30, 2009 and June 30, 2008. TB-13a is the OTS’s primary regulatory guidance concerning the management of interest rate risk.

The results of the Bank’s internal “NPV-based” analysis are generally consistent with those of the external analysis prepared by OTS as presented in summary form above. As noted earlier, the Bank’s internal interest rate risk analysis also includes an “earnings-based” component. A quantitative, earnings-based approach to measuring interest rate risk is strongly encouraged by bank regulators as a complement to the “NPV-based” methodology. Notwithstanding, there is currently no external “earnings-based” interest rate risk analysis prepared by OTS for the institutions within its oversight. As such, institutions must utilize internal models and analysis to gauge the sensitivity of their earnings to movements in interest rates. Regarding such internal modeling, however, there are no commonly accepted “industry best practices” that specify the manner in which “earnings-based” interest rate risk analysis should be performed with regard to certain key modeling variables. Such variables include, but are not limited to, those relating to rate scenarios (e.g., immediate and permanent rate “shocks” versus gradual rate change “ramps”, “parallel” versus “nonparallel” yield curve changes), measurement periods (e.g., one year versus two year, cumulative versus noncumulative), measurement criteria (e.g., net interest income versus net income) and balance sheet composition and allocation (“static” balance sheet, reflecting reinvestment of cash flows into like instruments, versus “dynamic” balance sheet, reflecting internal budget and planning assumptions).

The Company is aware that the absence of an industry-standard, external analysis to measure interest rate risk from an earnings perspective or, at a minimum, a commonly shared set of analysis criteria and assumptions on which to base an internal analysis, could result in inconsistent or misinterpreted disclosure concerning an institution’s level of interest rate risk. Consequently, the Company limits the presentation of its earnings-based interest rate risk analysis to the internally modeled scenarios presented in the table below. Consistent with the NPV analysis above, such scenarios utilize immediate and permanent rate “shocks” that result in parallel shifts in the yield curve. For each scenario, projected net interest income is measured over a one year period utilizing a static balance sheet assumption through which incoming and outgoing asset and liability cash flows are reinvested into the same instruments. Product pricing and earning asset prepayment speeds are appropriately adjusted for each rate scenario.

As illustrated in the table below, the Bank’s net interest income would be negatively impacted by an increase in interest rates. Like the NPV results presented earlier, this result is expected given the Bank’s liability sensitivity noted earlier.

At June 30, 2009
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Changes in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$55,610	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	54,642	-968	-1.74
Immediate and permanent	Parallel	Static	+200 bps	One Year	52,932	-2,678	-4.82

Notwithstanding the rate change scenarios presented in the NPV and earnings-based analyses above, future interest rates and their effect on net portfolio value or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in this type of computation. Although certain assets and liabilities may have similar maturity or periods of re-pricing, they may react at different times and in different degrees to changes in market interest rates. The interest rate on certain types of assets and liabilities, such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Information Regarding Directors and Executive Officers” and “Operation of the Board of Directors” in the Registrant’s definitive proxy statement for the Registrant’s 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.

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

(d)

Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2009 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

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

(1)

In addition to 3,225,740 options outstanding under this plan as of June 30, 2009, restricted stock awards of 501,078 shares were non-vested under this plan as of June 30, 2009. Such awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter. As of June 30, 2009, there were 155,959 shares remaining available for restricted share awards under this plan and these shares are included under column (C) as securities remaining available for future issuance under this plan along with 319,897 options remaining available for award.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)       The following financial statements and the independent auditors’ report appear in this Annual Report on Form 10-K immediately after this Item 15:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of June 30, 2009 and 2008
Consolidated Statements of Income For the Years Ended June 30, 2009, 2008 and 2007
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended June 30, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

(2)       All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report:

3.1	Charter of Kearny Financial Corp.*
3.2	Bylaws of Kearny Financial Corp. **
4	Stock Certificate of Kearny Financial Corp*
10.1	Employment Agreement between Kearny Federal Savings Bank and John N. Hopkins**†
10.2	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler**†
10.3	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones**†
10.4	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood**†
10.5	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi**†
10.6	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce**†
10.7	Employment Agreement between Kearny Federal Savings Bank and Craig Montanaro**†
10.8	Employment Agreement between Kearny Financial Corp. and John N. Hopkins***†
10.9	Directors Consultation and Retirement Plan*†
10.10	Benefit Equalization Plan*†
10.11	Benefit Equalization Plan for Employee Stock Ownership Plan*†
10.12	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan ****†
10.13	Kearny Federal Savings Bank Director Life Insurance Agreement*****†
10.14	Kearny Federal Savings Bank Executive Life Insurance Agreement*****†
10.15	Kearny Financial Corp. Directors Incentive Compensation Plan******†
11	Statement regarding computation of earnings per share

21	Subsidiaries of the Registrant
23	Consent of Beard Miller Company LLP
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification

__________

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1

(File No. 333-118815).

**	Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on
Form 10-K for the year ended June 30, 2008 (File No. 000-51093)
***	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on June 19, 2008.
(File No. 000-51093).
****	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8
(File No. 333-130204)
*****	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005.
(File No. 000-51093).
******	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on December 9, 2005.
(File No. 000-51093).

120 PASSAIC AVENUE * FAIRFIELD, NJ 07004-3510 * 973-244-4500

September 10, 2009

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of June 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2009, a copy of which is included in this annual report.

/s/ John N. Hopkins	/s/ William C. Ledgerwood

John N. Hopkins	William C. Ledgerwood
President and Chief Executive Officer	Senior Vice President and Chief
Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kearny Financial Corp.

We have audited Kearny Financial Corp.’s (the “Company”) internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Kearny Financial Corp.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders’ equity, and cash flows of the Company, and our report dated September 10, 2009 expressed an unqualified opinion thereon.

Beard Miller Company, LLP

Clark, New Jersey

September 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kearny Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries (collectively the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2009 and 2008, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 10, 2009, expressed an unqualified opinion thereon.

Beard Miller Company LLP

Clark, New Jersey

September 10, 2009

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30,
	2009	2008
	(In Thousands, Except Share and Per Share Data)
Assets
Cash and amounts due from depository institutions	$25,970	$19,864
Interest-bearing deposits in other banks	185,555	111,859

Cash and Cash Equivalents	211,525	131,723

Securities available for sale (amortized cost 2009 $31,658; 2008 $40,305)	28,027	38,183
Loans receivable, including net premiums and deferred loan costs 2009 $962; 2008 $1,276	1,045,847	1,027,790
Less allowance for loan losses	(6,434)	(6,104)
Net Loans Receivable	1,039,413	1,021,686

Mortgage-backed securities available for sale (amortized cost 2009 $665,127; 2008 $726,037)	683,785	726,023
Mortgage-backed securities held to maturity (estimated fair value 2009 $3,678; 2008 $0)	4,321	—
Premises and equipment	35,495	34,950
Federal Home Loan Bank of New York (“FHLB”) stock	12,950	13,076
Interest receivable	8,237	8,949
Goodwill	82,263	82,263
Bank owned life insurance	16,267	15,709
Deferred income tax assets, net	1,395	9,028
Other assets	1,243	1,449

Total Assets	$2,124,921	$2,083,039
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$51,210	$53,349
Interest-bearing	1,369,991	1,325,683

Total Deposits	1,421,201	1,379,032

Advances from FHLB	210,000	218,000
Advance payments by borrowers for taxes	5,714	5,849
Other liabilities	11,286	8,787

Total Liabilities	1,648,201	1,611,668

Stockholders’ Equity
Preferred stock, $0.10 par value; 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; 72,737,500 shares issued; 2009 69,241,600 outstanding; 2008 70,489,003 outstanding	7,274	7,274
Paid-in capital	208,577	203,266
Retained earnings	309,687	307,186
Unearned Employee Stock Ownership Plan shares; 2009 1,115,308 shares; 2008 1,260,783 shares	(11,153)	(12,608)
Treasury stock, at cost; 2009 3,495,900 shares; 2008 2,248,497 shares	(45,985)	(32,023)
Accumulated other comprehensive income (loss)	8,320	(1,724)

Total Stockholders’ Equity	476,720	471,371
Total Liabilities and Stockholders’ Equity	$2,124,921	$2,083,039

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Income

	Years Ended June 30,
	2009	2008	2007
	(In Thousands, Except Per Share Data)
Interest Income
Loans	$60,559	$55,123	$44,972
Mortgage-backed securities	34,944	34,773	32,222
Securities:
Taxable	408	1,186	1,492
Tax-exempt	634	1,074	4,708
Other interest-earning assets	1,363	5,211	12,167

Total Interest Income	97,908	97,367	95,561

Interest Expense
Deposits	35,694	43,308	47,351
Borrowings	8,506	7,220	3,117

Total Interest Expense	44,200	50,528	50,468

Net Interest Income	53,708	46,839	45,093

Provision for Loan Losses	317	94	571

Net Interest Income after Provision for Loan Losses	53,391	46,745	44,522

Non-Interest Income
Fees and service charges	1,415	1,336	992
(Loss) gain on sale of securities	(415)	—	55
Other-than-temporary security impairment:
Total	(988)	(659)	—
Less: Portion recognized in other comprehensive income	274	—	—
Portion recognized in earnings	(714)	(659)	—
Miscellaneous	1,233	1,372	1,442

Total Non-Interest Income	1,519	2,049	2,489

Non-Interest Expenses
Salaries and employee benefits	25,449	24,678	27,553
Net occupancy expense of premises	4,135	3,746	3,466
Equipment	4,487	4,546	4,685
Advertising	900	852	1,500
Federal deposit insurance premium	1,864	186	208
Amortization of intangible assets	29	241	636
Directors’ compensation	2,200	2,250	2,313
Miscellaneous	4,858	4,440	4,495

Total Non-Interest Expenses	43,922	40,939	44,856

Income before Income Taxes	10,988	7,855	2,155

Income Taxes	4,597	1,951	221

Net Income	$6,391	$5,904	$1,934

Net Income per Common Share (EPS)
Basic and Diluted	$0.09	$0.09	$0.03

Weighted Average Number of Common Shares Outstanding
Basic	68,111	68,675	69,242

Diluted	68,223	68,789	69,581

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2009, 2008 and 2007

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income (Loss)	Total
	(In Thousands, Except Per Share Data)

Balance - June 30, 2006	72,738	$7,274	$192,534	$306,728	$(15,517)	$—	$(15,885)	$475,134

Comprehensive income:
Net income	—	—	—	1,934	—	—	—	1,934
Realized gain on securities available for sale, net of income tax expense of $19	—	—	—	—	—	—	(36)	(36)
Unrealized gain on securities available for sale, net of deferred income tax expense of $3,628	—	—	—	—	—	—	7,810	7,810

Total Comprehensive Income								9,708

Adjustment to initially apply FASB Statement No. 158, net of deferred income tax of $727	—	—	—	—	—	—	(1,093)	(1,093)
ESOP shares committed to be released (144 shares)	—	—	716	—	1,454	—	—	2,170
Stock option expense	—	—	1,942	—	—	—	—	1,942
Treasury stock purchases	(1,608)	—	—	—	—	(24,573)	—	(24,573)
Treasury stock reissued	13	—	(40)	—	—	212	—	172
Restricted stock plan shares purchased (54 shares)	—	—	(789)	—	—	—	—	(789)
Restricted stock plan shares earned (258 shares)	—	—	3,179	—	—	—	—	3,179
Tax effect from stock based compensation	—	—	434	—	—	—	—	434
Cash dividends declared ($0.20/public share)	—	—	—	(3,692)	—	—	—	(3,692)

Balance - June 30, 2007	71,143	7,274	197,976	304,970	(14,063)	(24,361)	(9,204)	462,592
Comprehensive income:
Net income	—	—	—	5,904	—	—	—	5,904
Loss on impairment of securities available for sale, net of income tax benefit of $0	—	—	—	—	—	—	659	659
Unrealized gain on securities available for sale, net of deferred income tax expense of $4,091	—	—	—	—	—	—	6,169	6,169

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2009, 2008 and 2007

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income (Loss)	Total
	(In Thousands, Except Per Share Data)

Benefit plans, net of deferred income tax expense of $433	—	—	—	—	—	—	653	652

Total Comprehensive Income								13,384

ESOP shares committed to be released (144 shares)	—	—	278	—	1,455	—	—	1,733
Dividends contributed for payment of ESOP loan	—	—	54	—	—	—	—	54
Stock option expense	—	—	1,908	—	—	—	—	1,908
Treasury stock purchases	(659)	—	—	—	—	(7,738)	—	(7,738)
Treasury stock reissued	5	—	(13)	—	—	76	—	63
Restricted stock plan shares earned (252 shares)	—	—	3,084	—	—	—	—	3,084
Tax effect from stock based compensation	—	—	(21)	—	—	—	—	(21)
Cash dividends declared ($0.20/public share)	—	—	—	(3,688)	—	—	—	(3,688)

Balance - June 30, 2008	70,489	7,274	203,266	307,186	(12,608)	(32,023)	(1,724)	471,371

Comprehensive income:
Net income	—	—	—	6,391	—	—	—	6,391
Realized loss on securities available, for sale, net of income tax benefit of $170							245	245
Unrealized gain on securities available for sale, net of deferred income tax expense of $6,821	—	—	—	—	—	—	9,925	9,925
Non-credit related other-than-temporary impairment losses on securities held to maturity, net of deferred income tax benefit of $113	—	—	—	—	—	—	(161)	(161)
Benefit plans, net of deferred income tax expense of $116	—	—	—	—	—	—	184	184

Total Comprehensive Income								16,584

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2009, 2008 and 2007

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income (Loss)	Total
	(In Thousands, Except Per Share Data)

Adjustment to initially apply FASB Statement No. 158, measurement date provisions, net of income tax benefit of $34	—	—	—	(66)	—	—	16	(50)
Cumulative-effect adjustment to initially apply EITF Issue No. 06-4	—	—	—	(480)	—	—	—	(480)
Cumulative-effect adjustment to initially apply FSP FAS 115-2 and FAS 124-2	—	—	—	165	—	—	(165)	—
ESOP shares committed to be released (145 shares)	—	—	236	—	1,455	—	—	1,691
Dividends contributed for payment of ESOP loan	—	—	81	—	—	—	—	81
Stock option expense	—	—	1,906	—	—	—	—	1,906
Treasury stock purchases	(1,247)	—	—	—	—	(13,962)	—	(13,962)
Restricted stock plan shares earned (251 shares)	—	—	3,086	—	—	—	—	3,086
Tax effect from stock based compensation	—	—	2	—	—	—	—	2
Cash dividends declared ($0.20/public share)	—	—	—	(3,509)	—	—	—	(3,509)

Balance - June 30, 2009	69,242	$7,274	$208,577	$309,687	$(11,153)	$(45,985)	$8,320	$476,720

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2009	2008	2007
	(In Thousands)
Cash Flows from Operating Activities
Net income	$6,391	$5,904	$1,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,777	1,856	1,934
Net amortization of premiums, discounts and loan fees and costs	722	839	946
Deferred income taxes	673	(1,950)	(1,621)
Amortization of intangible assets	29	241	636
Amortization of benefit plans’ unrecognized net loss, net of gain from curtailment	207	224	—
Provision for loan losses	317	94	571
Realized loss (gain) on sale of securities available for sale	415	—	(55)
Loss on other-than-temporary impairment of securities	714	659	—
Realized gain on sale of deposits	(132)	—	—
Realized loss (gain) on disposition of premises and equipment	7	—	(3)
Increase in cash surrender value of bank owned life insurance	(558)	(555)	(526)
ESOP, stock option plan and restricted stock plan expenses	6,683	6,725	7,291
Decrease (increase) in interest receivable	712	(921)	808
Decrease (increase) in other assets	170	2,503	(9)
(Decrease) increase in interest payable	(72)	878	(68)
Increase (decrease) in other liabilities	2,101	(249)	718

Net Cash Provided by Operating Activities	20,156	16,248	12,556

Cash Flows from Investing Activities
Purchases of securities available for sale	—	(357)	(388)
Proceeds from sales of securities available for sale	1,353	48,476	131,383
Proceeds from calls and maturities of securities available for sale	35	661	4,229
Proceeds from repayments of securities available for sale	872	838	1,861
Purchases of loans	(67,698)	(102,228)	(97,521)
Net decrease (increase) in loans receivable	49,348	(59,319)	(60,218)
Purchases of mortgage-backed securities available for sale	(77,364)	(224,188)	(104,756)
Principal repayments on mortgage-backed securities available for sale	137,741	152,694	138,926
Principal repayments on mortgage-backed securities held to maturity	780	—	—
Additions to premises and equipment	(2,328)	(1,437)	(1,380)
Proceeds from cash settlement on premises and equipment	—	—	21
Purchases of FHLB stock	(459)	(9,386)	(223)
Redemptions of FHLB stock	585	472	1,467

Net Cash Provided by (Used in) Investing Activities	42,865	(193,774)	13,401

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2009	2008	2007
	(In Thousands)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$50,615	$(32,639)	$(32,052)
Payment in connection with sale of deposits	(8,254)	—	—
Repayment of long-term FHLB advances	(8,000)	(10,488)	(32,617)
Long-term FHLB advances	—	200,000	—
(Decrease) increase in advance payments by borrowers for taxes	(135)	389	228
Dividends paid to minority stockholders of Kearny Financial Corp.	(3,566)	(3,712)	(3,698)
Purchase of common stock of Kearny Financial Corp. for treasury	(13,962)	(7,738)	(24,573)
Treasury stock reissued	—	63	172
Purchase of common stock of Kearny Financial Corp. for restricted stock plan	—	—	(789)
Dividends contributed for payment of ESOP loan	81	54	—
Tax benefit (expense) from stock based compensation	2	(21)	434

Net Cash Provided by (Used in) Financing Activities	16,781	145,908	(92,895)

Net Increase (Decrease) in Cash and Cash Equivalents	79,802	(31,618)	(66,938)

Cash and Cash Equivalents - Beginning	131,723	163,341	230,279

Cash and Cash Equivalents - Ending	$211,525	$131,723	$163,341

Supplemental Disclosures of Cash Flows Information
Cash paid during the year for:
Income taxes, net of refunds	$3,854	$1,946	$1,490

Interest	$44,272	$49,650	$50,536

Non-cash investing activities:
Mortgage-backed securities held to maturity received in exchange for equity security available for sale	$5,972	$—	$—

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiaries, Kearny Federal Savings Bank (the “Bank”) and Kearny Financial Securities, Inc., and the Bank’s wholly-owned subsidiaries KFS Financial Services, Inc., Kearny Federal Investment Corp. and KFS Investment Corp., have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the evaluation of goodwill for impairment, identification of other-than-temporary impairment of securities and the determination of the amount of deferred tax assets which are more likely than not to be realized. Management believes that the allowance for loan losses represents its best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, impairment testing of goodwill and evaluation for other-than-temporary impairment of securities are done in accordance with GAAP; and deferred tax assets are properly recognized. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area. Moreover, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments about information available to them at the time of their examination. Additionally, subsequent evaluations of the Company’s goodwill that originated from the application of purchase accounting associated with the Company’s prior acquisition of three community banks, could identify impairments to the intangible asset that would result in future charges to earnings. Finally, the determination of the amount of deferred tax assets more likely than not to be realized is dependent on projections of future earnings, which are subject to frequent change.

Business of the Company and Subsidiaries

The Company’s primary business is the ownership and operation of the Bank. The Bank is principally engaged in the business of attracting deposits from the general public at its 26 locations in New Jersey and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities. Loans originated or purchased by the Bank generally include loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers. The investment securities purchased by the Bank generally include U.S. agency mortgage-backed securities, U.S. government and agency debentures and bank-qualified municipal obligations. The Bank maintains a small balance of single issuer trust preferred securities and non-agency mortgage-backed securities which were acquired through the Company’s purchase of other institutions and does not actively purchase such securities.

The Company’s other subsidiary, Kearny Financial Securities, Inc., was organized in April 2005 under Delaware law as a Delaware Investment Company primarily to hold investment and mortgage-backed securities. At June 30, 2009 and during the three-year period then ended, Kearny Financial Securities, Inc. was considered inactive.

The Bank has three wholly owned subsidiaries: KFS Financial Services, Inc., Kearny Federal Investment Corp. and KFS Investment Corp. KFS Financial Services, Inc. was incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny’s merger with

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000. It is a service corporation subsidiary organized for selling insurance products to Bank customers and the general public through a third party networking arrangement.

Kearny Federal Investment Corp. was organized in July 2004 under New Jersey law as a New Jersey Investment Company primarily to hold investment and mortgage-backed securities. In June 2008, Kearny Federal Investment Corp. was formally dissolved and its assets returned to its parent company, the Bank.

KFS Investment Corp. was organized in October 2007 under New Jersey law as a New Jersey Investment Company to potentially replace Kearny Federal Investment Corp. At June 30, 2009 and during the two-year period then ended, KFS Investment Corp. was considered inactive.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other banks, all with original maturities of three months or less.

Securities

In accordance with Statement of Financial Standards (“SFAS”) issued by the Financial Accounting Standards Board (“FASB”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” as amended, the Company classifies its investment securities into one of three portfolios: held to maturity, available for sale or trading. Investments in debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income (“OCI”) component of stockholders’ equity.

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance including, but not limited to, SFAS No. 115 and Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Asset,” as amended.

The Company accounts for temporary impairments based upon their classification as either available for sale, held to maturity or managed within a trading portfolio. Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through OCI with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes. Conversely, the Company does not adjust the carrying value of “held to maturity” securities for temporary impairments, although information concerning the amount and duration of impairments on held to maturity securities is generally disclosed in periodic financial statements. The carrying value of securities held in a trading portfolio is adjusted to their fair value through earnings on a daily basis. However, the Company maintained no securities in trading portfolios at or during the periods presented in these financial statements.

The Company accounts for other-than-temporary impairments based upon several considerations. First, other-than-temporary impairments on securities that the Company has decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of the their fair value to a

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

level equal to or exceeding their amortized cost, are recognized in earnings. If neither of these conditions regarding the likelihood of the securities’ sale are applicable, then, for debt securities, the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components. A credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on an debt security fall below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. The Company recognizes credit-related, other-than-temporary impairments in earnings. However, noncredit-related, other-than-temporary impairments on debt securities are recognized in OCI.

Premiums and discounts on all securities are amortized/accreted to maturity by use of the level-yield method considering the impact of principal amortization and prepayments on mortgage-backed securities. Premiums and discounts on callable securities are generally amortized/accreted on a “yield to worst” basis. That is, premiums on callable securities are amortized to the call date whereas discounts on such securities are accreted to the maturity date. Gain or loss on sales of securities is based on the specific identification method.

Concentration of Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist of cash and cash equivalents, loans receivable and mortgage-backed securities. Cash and cash equivalents include deposits placed in other financial institutions. At June 30, 2009, the Company had $25,587,000 and $159,968,000 on deposit with a money center bank and the Federal Home Loan Bank (“the FHLB”) of New York, respectively. Securities include concentrations of investments backed by U.S. government agencies, including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the Small Business Administration (“SBA”). Lesser concentration risk exists in the Bank’s municipal obligations, non-agency mortgage-backed securities and single issuer trust preferred securities due to comparatively lower total balances of such securities held by the Bank and the variety of issuers represented. The Bank’s lending activity is primarily concentrated in loans collateralized by real estate in the State of New Jersey. As a result, credit risk is broadly dependent on the real estate market and general economic conditions in the state. Additionally, the Bank’s lending policies limit the amount of credit extended to any single borrower and their related interests thereby limiting the concentration of credit risk to any single borrower.

Loans Receivable

Loans receivable, net are stated at unpaid principal balances, net of deferred loan origination fees and costs, purchased discounts and premiums and the allowance for loan losses. Certain direct loan origination costs net of loan origination fees, are deferred and amortized, using the level-yield method, as an adjustment of yield over the contractual lives of the related loans. Unearned premiums and discounts are amortized or accreted by use of the level-yield method over the contractual lives of the related loans.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses

The allowance for loan losses is a valuation account that reflects the Company’s estimation of the losses in its loan portfolio to the extent they are both probable and reasonable to estimate. The balance of the allowance is generally maintained through provisions for loan losses that are charged to income in the period that estimated losses on loans are identified by the Company’s loan review system. The Company charges losses on loans against the allowance as such losses are actually incurred. Recoveries on loans previously charged-off are added back to the allowance.

The Company’s allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is performed quarterly. The Company first identifies the loans that must be reviewed individually for impairment in accordance with SFAS No. 114. Loans eligible for individual impairment review generally represent the Company’s larger and/or more complex loans including commercial mortgage loans, comprising multifamily, nonresidential real estate and construction loans, as well as the Company’s commercial business loans. However, the Company may also evaluate certain individual one-to-four family mortgage loans, home equity loans and home equity lines of credit for impairment based upon certain risk factors. Factors considered in identifying individual loans to be reviewed include, but may not be limited to, delinquency status, size of loan, type and condition of collateral and the financial condition of the borrower.

A reviewed loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, management measures the amount of impairment associated with that loan. Impairment is generally defined as the difference between the carrying value and fair value of a loan where former exceeds the latter. For the collateral dependent mortgage loans that comprise the large majority of the Company’s portfolio, the fair value of the real estate collateralizing the loan serves as a practical expedient for the fair value of the impaired loan itself. Such values are generally determined based upon a discounted market value prepared by a qualified, independent real estate appraiser. As supported by the accounting and regulatory guidance, the fair value of the collateral is further reduced by estimated selling costs when such costs are expected to reduce the cash flows available to repay the loan.

The Company establishes specific valuation allowances in the fiscal period during which loan impairments are identified. Such valuation allowances are adjusted in subsequent fiscal periods, where appropriate, to reflect any changes in carrying value or fair value identified during subsequent impairment evaluations which are updated quarterly by management.

The second tier of the loss measurement process involves estimating the probable and estimable losses in accordance with SFAS No. 5 which addresses loans not otherwise reviewed for impairment in accordance with SFAS No. 114. Such loans generally comprise large groups of smaller-balance homogeneous loans, such as one-to-four family mortgage loans, home equity loans and lines of credit and consumer loans, that may generally be excluded from individual impairment analysis and instead collectively evaluated for impairment. Such loans also include non-impaired loans of the larger and/or more complex types, such as the Company’s commercial mortgage and business loans.

Valuation allowances established in accordance with SFAS No. 5 utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of the Company’s loan portfolio. These segments aggregate homogeneous subsets of loans with similar risk characteristics based upon loan type. For allowance for loan loss calculation and reporting purposes, the Company currently stratifies its loan portfolio into four primary categories: Real estate mortgage loans, consumer loans,

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

commercial business loans and construction loans. Within these broad categories, the Company defines certain segments. For example, the real estate mortgage loan category comprises three primary segments including one-to-four family mortgage loans, TICIC participations in commercial real estate loans and other (non-TICIC) commercial real estate loans. Commercial real estate loans comprise both multi-family and non-residential mortgage loans. The consumer loan category includes several segments including home equity loans, home equity lines of credit, passbook or certificate account loans and other consumer-related loans which include, but may not be limited to, bridge loans, home improvement loans and overdraft checking loans. The commercial business loan and construction loan categories require no further delineation with each representing a defined segment of the loan portfolio for allowance for loan loss calculation and reporting purposes.

In regard to historical loss factors, the Company’s allowance for loan loss calculation calls for an analysis of historical charge-offs and recoveries for each of the defined segments within the loan portfolio. The Company generally utilizes a minimum five-year moving average of annual net charge-off rates (charge offs net of recoveries) by loan segment, where available, to calculate its actual historical loss experience. Additional years of charge off history may be considered in the calculation to reflect an appropriate historical basis for the calculation. The outstanding principal balance of each loan segment is multiplied by the applicable historical loss factor to estimate the level of probable losses based upon the Company’s historical loss experience.

As noted, the Company’s allowance for loan loss calculation also utilizes environment loss factors to estimate the probable losses within the loan portfolio. Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio. Such risk criteria includes the level of and trends in delinquencies and non-accrual loans; the effects of changes in credit policy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations and changes in local and regional real estate values. For each segment of the loan portfolio, a level of risk, developed from a number of internal and external resources, is assigned to each of the qualitative criteria utilizing a six-point scale ranging from zero (negligible risk) to 15 (high risk). The sum of the risk values, expressed as a whole number, is multiplied by .01% to arrive at an overall environmental loss factor, expressed in basis points, for each segment. The outstanding principal balance of each loan segment is multiplied by the applicable environmental loss factor to estimate the level of probable losses based upon the qualitative risk criteria.

The sum of the calculations based on historical and environmental loss factors represents the total targeted balance for the Company’s allowance for general loan losses at the end of a fiscal period. The Company’s policy regarding the allowance for loan losses requires that its actual balance of general valuation allowances be maintained at a level within a threshold of +/- 15% of the targeted balance. The Company utilizes the allowable threshold to acknowledge and account for the relative imprecision of the environmental loss factors used in the calculation of the targeted balance of general valuation allowances. Any balance of general valuation allowances in excess of the targeted balance is considered as unallocated with such balances attributable to probable losses within the loan portfolio relating to environmental factors within one or more non-specified loan segments. The Company adjusts its balance of general valuation allowances through the provision for loan losses as required to ensure that the balance of the allowance for loan losses reflects all probable and estimable loans losses at the close of the fiscal period.

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

Federal Home Loan Bank Stock

Federal law requires a member institution of the FHLB system to hold restricted stock of its district FHLB according to a predetermined formula. The restricted stock is carried at cost, less any applicable impairment.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets principally represent the excess cost over the fair value of the net assets of the institutions acquired in purchase transactions. Goodwill is evaluated annually by reporting unit and an impairment loss recorded if indicated. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142), with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. No impairment charges were required to be recorded in the years ended June 30, 2009, 2008 or 2007. If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined. Separate intangible assets, including core deposit intangibles that are not deemed to have indefinite lives, continue to be amortized over their useful lives, which is estimated to be ten years.

Bank Owned Life Insurance

Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the net asset value is recorded as a component of non-interest income.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Effective July 1, 2008, the Company adopted the provisions of EITF No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). The Company recognized the cumulative effect of adopting the consensus by recording a deferred liability of approximately $480,000, representing the estimated cost of postretirement life insurance benefits accruing to applicable employees and directors covered by an endorsement split-dollar life insurance arrangement, offset by an equivalent adjustment to retained earnings. The Company recorded additional expense of approximately $33,000 for the year ended June 30, 2009 attributable to the increase in the deferred liability for fiscal 2009.

Income Taxes

The Company and its subsidiaries file consolidated federal income tax returns. Federal income taxes are allocated to each entity based on their respective contributions to the taxable income of the consolidated income tax returns. Separate state income tax returns are filed for the Company and each of its subsidiaries on an unconsolidated basis.

Federal and state income taxes have been provided on the basis of the Company’s income or loss as reported in accordance with GAAP. The amounts reflected on the Company’s state and federal income tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial statement reporting and income tax reporting purposes. The tax effect of these temporary differences is accounted for as deferred taxes applicable to future periods. Deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The realization of deferred tax assets is assessed and a valuation allowance provided for the full amount which is not more likely than not to be realized.

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company’s indentified no significant income tax uncertainties through the evaluation of its income tax positions for the year ended June 30, 2009. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during fiscal 2009. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The Company recognized interest and penalties of $-0-, $45,000 and $-0- during the years ended June 30, 2009, 2008 and 2007, respectively. The tax years subject to examination by the taxing authorities are the years ended June 30, 2008, 2007 and 2006.

Other Comprehensive Income

The Company records unrealized gains and losses, net of deferred income taxes, on available for sale securities and mortgage-backed securities in accumulated other comprehensive income. Unrealized losses on available for sale securities recorded through OCI are generally considered “temporary” security impairments. However, the Company also records noncredit-related, “other-than-temporary” security impairments on both

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

the available for sale and held to maturity debt securities, where applicable, through OCI in circumstances where the sale of the security is unlikely. Realized gains and losses, if any, are reclassified to non-interest income upon sale of the related securities The Company has elected to report the effects of OCI in the consolidated statements of stockholders’ equity.

OCI also includes benefit plans amounts recognized under SFAS No. 158. This adjustment to OCI reflects, net of tax, transition obligations, prior service costs and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of SFAS No. 158.

Interest Rate Risk

The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities. Taken together, these activities present interest rate risk to the Company’s earnings and capital that generally arise from differences between the timing of rate changes and the timing of cash flows (re-pricing risk); from changing rate relationships among yield curves that affect bank activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest-rate-related options embedded in bank products (option risk).

In particular, interest rate risk within the Bank’s balance sheet results from the generally shorter duration of its interest-sensitive liabilities compared to the generally longer duration of its interest-sensitive assets. In a rising rate environment, liabilities will re-price faster than assets. As a result, the Bank’s cost of interest- bearing liabilities will increase faster than its yield on interest-earning assets, thereby reducing the Bank’s net interest rate spread and net interest margin and adversely impacting net income. A similar result occurs when the interest rate yield curve “flattens”; that is, when increases in shorter term market interest rates outpace the change in longer term market interest rates or when decreases in longer term interest rates outpace the change in shorter term interest rates. In both cases, the re-pricing characteristics of the Bank’s assets and liabilities result in a decrease in the Bank’s net interest rate spread and net interest margin.

Conversely, an overall reduction in market interest rates, or a “steepening” of the yield curve, generally enhances the Bank’s net interest rate spread and net interest margin which, in turn, enhances net income. However, the positive effect on earnings from such movements in interest rates may be diminished as the pace of borrower refinancing increases resulting in the Company’s higher yielding loans and mortgage-backed securities being replaced with lower yielding assets at an accelerated rate.

For these reasons, management regularly monitors the maturity and re-pricing structure of the Bank’s assets and liabilities throughout a variety of interest rate scenarios in order to measure and manage its level of interest-rate risk in relation to the goals and objectives of its strategic business plan.

Net Income per Common Share (“EPS”)

Basic EPS is based on the weighted average number of common shares actually outstanding adjusted for the Employee Stock Ownership Plan (“the ESOP”) shares not yet committed to be released and unvested restricted stock awards. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

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

Reclassification

Certain amounts as of and for the years ended June 30, 2008 and 2007 have been reclassified to conform to the current year’s presentation.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through September 14, 2009, the date these financial statements were issued.

Note 2 - Recent Accounting Pronouncements

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company expects that FAS 140-3 will not have an impact on its consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Recent Accounting Pronouncements (Continued)

determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The implementation of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

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

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. FSP FAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP FAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP FAS 140-4 and FIN 46(R) is effective for reporting periods (annual or interim) ending after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Recent Accounting Pronouncements (Continued)

20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by removing the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS No. 140. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”This statement amends FIN. 46, “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51,” to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” to establish the “FASB Accounting Standards Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company expects that SFAS No. 168 will not have an impact on its consolidated financial statements.

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

On January 18, 2007, the Company announced that the Board of Directors authorized a second stock repurchase plan to acquire up to 1,036,634 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC. During the year ended June 30, 2007, the Company purchased in the open market 516,600 shares at a cost of $7,175,000, or approximately $13.89 per share. During the year ended June 30, 2008, the Company completed this stock purchase plan, purchasing in the open market 520,034 shares at a total cost of $6,194,000, or approximately $11.91 per share.

On April 23, 2008, the Company announced that the Board of Directors authorized a third stock repurchase plan to acquire up to 985,603 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC. During the year ended June 30, 2008, the Company purchased in the open market 139,300 shares at a cost of $1,544,000, or approximately $11.09 per share. During the year ended June 30, 2009, the Company completed this stock purchase plan, purchasing in the open market 846,303 shares at a total cost of $9,787,000, or approximately $11.56 per share.

On March 3, 2009, the Company announced that the Board of Directors authorized a fourth stock repurchase plan to acquire up to 936,323 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC. During the year ended June 30, 2009, the Company purchased in the open market 401,100 shares at a cost of $4,175,000, or approximately $10.41 per share.

During the years ended June 30, 2009, 2008 and 2007, the federally chartered mutual holding company of the Company, Kearny MHC, waived its right, upon non-objection from the Office of Thrift Supervision, to receive cash dividends of $10,183,000, $10,183,000 and $10,183,000, respectively, declared by the Company during the year.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale

The amortized cost, gross unrealized gains and losses, estimated fair value and stratification by contractual maturity of securities available for sale at June 30, 2009 and 2008 are presented below:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,846	$40	$3,756	$5,130
U.S. agency securities	4,645	—	88	4,557
Obligations of state and political subdivisions	18,167	237	64	18,340

Total Securities	31,658	277	3,908	28,027

Mortgage-backed securities:
Government National Mortgage Association	17,620	861	50	18,431
Federal Home Loan Mortgage Corporation	282,068	7,980	580	289,468
Federal National Mortgage Association	365,439	10,723	276	375,886

Total Mortgage-backed Securities	665,127	19,564	906	683,785

Total Securities Available for Sale	$696,785	$19,841	$4,814	$711,812

	At June 30, 2009
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities:
Due in one year or less	$—	$—
Due after one year through five years	3,427	3,508
Due after five years through ten years	14,524	14,617
Due after ten years	13,707	9,902

Total	$31,658	$28,027

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale (Continued)

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Equity securities:
Mutual Fund	$7,740	$—	$195	$7,545
Debt securities:
Trust preferred securities	8,838	44	1,514	7,368
U.S. agency securities	5,523	1	11	5,513
Obligations of state and political subdivisions	18,204	5	452	17,757

Total Debt Securities	32,565	50	1,977	30,638

Total Securities	40,305	50	2,172	38,183

Mortgage-backed securities:
Government National Mortgage Association	21,246	792	108	21,930
Federal Home Loan Mortgage Corporation	316,955	2,261	1,768	317,448
Federal National Mortgage Association	387,836	2,302	3,493	386,645

Total Mortgage-backed Securities	726,037	5,355	5,369	726,023

Total Securities Available for Sale	$766,342	$5,405	$7,541	$764,206

During the years ended June 30, 2009, 2008 and 2007, proceeds from sales of securities available for sale totaled $7,325,000, $48,476,000 and $131,383,000 and resulted in gross gains of $-0-, $57,000 and $1,342,000 and gross losses of $415,000, $57,000 and $1,287,000, respectively.

At June 30, 2009 and 2008, mortgage-backed securities available for sale with carrying value of approximately $245,238,000 and $244,880,000, respectively, were utilized as collateral for borrowings via repurchase agreements through the FHLB of New York. As of those same dates, mortgage-backed securities available for sale with carrying value of approximately $1,634,000 and $1,831,000, respectively, were pledged to secure public funds on deposit.

At June 30, 2009 and 2008, all obligations of states and political subdivisions were guaranteed by insurance policies issued by various insurance companies.

The Company’s available for sale mortgage-backed securities are generally secured by residential mortgage loans with contractual maturities of 15 years or greater. However, the effective lives of those securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities. Investors in mortgage pass-though securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Securities Held to Maturity

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity at June 30, 2009 are as follows:

	June 30, 2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	$175	$14	$—	$189
Federal National Mortgage Association	1,030	72	3	1,099
Non-agency securities	2,509	2	731	1,780

Total Collateralized Mortgage Obligations	3,714	88	734	3,068

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	198	2	—	200
Federal National Mortgage Association	409	2	1	410

Total Mortgage-backed Securities	607	4	1	610

Total Securities Held to Maturity	$4,321	$92	$735	$3,678

The Company had no held to maturity securities at or during the fiscal year ended June 30, 2008.

There were no sales of securities from the held to maturity portfolio during the fiscal year ended June 30, 2009. Held to maturity securities were not utilized as collateral for borrowings nor pledged to secure public funds on deposit during the fiscal year ended June 30, 2009.

The Company’s held to maturity collateralized mortgage obligations and mortgage-backed securities are generally secured by residential mortgage loans with contractual maturities of 15 years or greater. However, the effective lives of those securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities. Investors in mortgage pass-though securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers. In addition to mortgage pass-through securities, the held to maturity portfolio also contains collateralized mortgage obligations. Such securities generally represent individual tranches within a larger investment vehicle that is designed to distribute cash flows received on securitized mortgage loans to investors in a manner determined by the overall terms and structure of the investment vehicle and those applying to the individual tranches within that structure.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities

In accordance with GAAP, if the fair value of a debt security is less than its amortized cost, the security is deemed to be impaired. In such circumstances, an entity is generally required to evaluate the impairment to determine if it is “temporary” or “other-than-temporary”.

The Company accounts for temporary impairments based upon the guidance codified in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” as amended, which addresses, in part, the appropriate accounting for changes in the fair value of debt securities based upon their classification as either available for sale, held to maturity or managed within a trading portfolio. In general, the temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through OCI with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes. Conversely, the Company is not required to recognize temporary impairments of value on “held to maturity” securities, although such information is generally disclosed in periodic financial statements. The carrying value of securities held in a trading portfolio is adjusted to their fair value through earnings on a daily basis. However, the Company currently maintains no securities in trading portfolios.

Through March 31, 2009, the accounting for other-than-temporary impairments was generally addressed by SFAS No. 115, as amended by FASB’s issuance of FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment”and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Asset,” as amended by FASB’s issuance of FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.”

Through these statements, the FASB provided guidance on determining when an investment is considered impaired, when an impairment is other-than-temporary and the manner in which an entity should measure and account for other-than-temporary impairment. In general, the guidance in effect through March 31, 2009 required that all other-than-temporary impairments identified on debt and equity securities be recognized in earnings with no differentiation in accounting between the components of the identified impairment arising from different causes.

During the fourth fiscal quarter ended June 30, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which introduced a distinction in the accounting for the “credit-related” versus “noncredit-related” components of an other-than-temporary impairment under certain circumstances. Consistent with prior guidance, all other-than-temporary impairments, both credit-related and noncredit-related, identified on securities that the Company intends to sell or would, more likely than not, be required to sell before the recovery of its amortized basis, continue to be recognized through earnings.

However, if neither of the conditions regarding the likelihood of the security’s sale apply, then the other than temporary impairment is to be bifurcated into credit-related and noncredit-related components. In brief, a credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on an other-than-temporarily impaired security fall below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. As in the past, credit-related other-than-temporary impairments continue to be recognized in earnings. However, the staff position further amended SFAS No. 115 to require that noncredit-related, other-than-temporary impairment on debt securities be recognized in OCI.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (Continued)

At March 31, 2009, the Company had accumulated other-than-temporary impairments of investment securities totaling $570,000, all of which were recorded through earnings during fiscal 2009. Of that balance, approximately $290,000 was determined by the Company to be “credit-related” with the remaining $280,000 attributed to noncredit-related factors. In accordance with its adoption of FSP FAS 115-2 and FAS 124-2, the Company recorded a cumulative effect of adoption adjustment effective April 1, 2009 between retained earnings and accumulated other comprehensive income totaling $165,000 representing the after-tax effect of the adoption.

The Company identified an additional $418,000 in other-than-temporary impairments, $144,000 of which was considered to be credit-related, other-than-temporary impairments that were recognized through earnings during the quarter ended June 30, 2009 and $274,000 considered noncredit-related other-than-temporary impairments recorded through OCI on a tax effected basis during that same quarter.

In total, the Company recognized other-than-temporary impairment charges through earnings of $714,000 and $659,000 for the years ended June 30, 2009 and June 30, 2008, respectively. There were no other-than-temporary impairment charges recognized during the fiscal year ended June 30, 2007.

The other-than-temporary impairment charges recorded during the year ended June 30, 2008 were attributable to the AMF Ultra Short Mortgage Fund, a mutual fund that experienced ongoing losses in net asset value which were determined by management to be other-than-temporary during the prior fiscal year.

Due to continued declines in net asset value, the Company withdrew its investment in the fund in July, 2008 by invoking a redemption-in-kind option. Specifically, cash redemptions had been temporarily prohibited by the fund manager to protect shareholders from forced liquidations at distressed price levels that had adversely impacted the fund’s net asset value. Through this transaction, the Company exchanged its investment in the mutual fund for its pro-rata portion of the its assets in lieu of a cash redemption. The assets acquired through the redemption-in-kind transaction included $6.0 million of mortgage-backed securities and $1.3 million of cash held by the fund. Of the mortgage-backed securities, $4.0 million represented non-agency collateralized mortgage obligations and $2.0 million represented U.S. agency mortgage pass-through securities and collateralized mortgage obligations.

The shares redeemed for cash and underlying securities were written down to fair value as of the trade date resulting in a loss on sale of the mutual fund totaling $415,000 during the quarter ended September 30, 2008. As discussed in greater detail above, the impairment charges recognized through earnings and OCI during the remainder of fiscal 2009 totaling $988,000 were fully attributable to additional other-than-temporary declines in the fair value of the securities acquired through the mutual fund redemption-in-kind.

The following three tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at June 30, 2009 and June 30, 2008. The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through OCI as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing the certain impairments as “temporary” versus those identified as “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the “available for sale” and “held to maturity” portfolios, except where specifically noted. As noted earlier, the Company’s mortgage-backed securities held in the available for sale and held to maturity portfolios are generally secured by residential mortgage loans.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
June 30, 2009:
Trust preferred securities	$—	$—	$4,090	$3,756	$4,090	$3,756
U.S. agency securities	79	1	4,451	87	4,530	88
Obligations of state and political subdivisions	—	—	3,767	64	3,767	64
Mortgage-backed securities	31,356	546	22,085	360	53,441	906

Total	$31,435	$547	$34,393	$4,267	$65,828	$4,814

June 30, 2008:
Mutual fund	$—	$—	$7,545	$195	$7,545	$195
Trust preferred securities	2,765	619	3,559	895	6,324	1,514
U.S. agency securities	—	—	5,422	11	5,422	11
Obligations of state and political subdivisions	—	—	17,677	452	17,677	452
Mortgage-backed securities	82,426	1,032	222,169	4,337	304,595	5,369

Total	$85,191	$1,651	$256,372	$5,890	$341,563	$7,541

The number of available for sale securities with unrealized losses at June 30, 2009 totaled 82 and included four trust preferred securities, eight U.S. agency securities, 12 obligations of state and political subdivisions and 56 mortgage-backed securities. The number of available for sale securities with unrealized losses at June 30, 2008 totaled 224 and included one mutual fund, four trust preferred securities, seven U.S. agency securities, 43 obligations of state and political subdivisions and 169 mortgage-backed securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
June 30, 2009:
Collateralized mortgage obligations	$1,570	$734	—	—	$1,570	$734
Mortgage-backed securities	120	1	—	—	120	1

Total	$1,690	$735	—	—	$1,690	$735

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (Continued)

The number of held to maturity securities with unrealized losses at June 30, 2009 totaled 47 and included seven mortgage-backed securities and 40 collateralized mortgage obligations.

U.S. Agency Mortgage-backed Securities

The carrying value of the Company’s agency mortgage-backed securities totaled $685.6 million including collateralized mortgage obligations of $1.2 million at June 30, 2009 and comprised 95.7% of total investments and 32.3% of total assets as of that date. This category of securities generally includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored entities such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities. Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government. Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby assuring the creditworthiness of the mortgage-backed securities issued by those agencies.

With credit risk being reduced to negligible levels due to the U.S. government’s support of these agencies, the unrealized losses on the Company’s investment in U.S. agency mortgage-backed securities are due largely to the combined effects of several market-related factors. First, movements in market interest rates significantly impact the average lives of mortgage-backed securities by influencing the rate of principal prepayment attributable to refinancing activity. Changes in the expected average lives of such securities significantly impact their fair values due to the extension or contraction of the cash flows that an investor expects to receive over the life of the security.

Historically, lower market interest rates generally prompt greater refinancing activity thereby shortening the average lives of mortgage-backed securities and vice-versa. However, prepayment rates are also influenced by fluctuating real estate values and the overall availability of credit in the marketplace which significantly impacts the ability of borrowers to refinance. The deteriorating real estate market values and reduced availability of credit that has characterized the residential real estate marketplace over the past two years has significantly slowed both real estate purchase and refinancing activities. Consequently, prepayment rates on mortgage-backed securities have generally slowed thereby extending their average lives.

The market price of mortgage-backed securities, being the key measure of the fair value to an investor in such securities, is also influenced by the overall supply and demand for such securities in the marketplace. Absent other factors, an increase in the demand for, or a decrease in the supply of a security increases its price. Conversely, a decrease in the demand for, or an increase in the supply of a security decreases its price. The recent volatility and uncertainty in the marketplace has reduced the overall level of demand for mortgage-backed securities which has generally had an adverse impact on their prices in the open market. This has been further exacerbated by many larger institutions shedding mortgage-related assets to shrink their balance sheets for capital adequacy purposes thereby increasing the supply of such securities.

In sum, the factors influencing the fair value of the Company’s U.S. agency mortgage-backed securities, as described above, generally result from movements in market interest rates and changing real estate and financial market conditions which affect the supply and demand for such securities. Inasmuch as such market conditions fluctuate over time, the impairments of value arising from these changing market conditions are both “noncredit-related” and “temporary” in nature.

The Company has the stated ability and intent to “hold-to-maturity” those securities so designated. Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired “available for sale” securities until the fair value of the securities recover to a level equal to or greater than the

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (Continued)

Company’s amortized cost. More specifically, as of June 30, 2009 the Company has not decided to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

Finally, the Company purchased these securities at either discounts or nominal premiums relative to their par amounts. Accordingly, the Company expects that the securities will not be settled for a price less than their amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency mortgage-backed securities with unrealized losses at June 30, 2009 to be “other-than-temporarily” impaired as of that date.

Non-agency Mortgage-backed Securities

The outstanding balance of the Company’s non-agency mortgage-backed securities totaled $2.5 million at June 30, 2009 and comprised less than one percent of total investments and total assets as of that date. All such securities were acquired during fiscal 2009 when the Company invoked a redemption-in-kind relating to its prior investment in the AMF Ultra Short Mortgage Fund, as described earlier.

Unlike agency mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity. Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle. Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans. The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

The Company monitors the general level of credit risk for each of its non-agency mortgage-backed securities based upon the ratings assigned to its specific tranches by one or more credit rating agencies. The level of such ratings, and changes thereto, is one of several factors considered by the Company in identifying those securities that may be other-than-temporarily impaired. For example, all impaired non-agency mortgage backed securities that are rated below investment grade are reviewed individually to determine if such impairment is other-than temporary.

Additional factors considered by the Company in identifying its other-than-temporarily impaired securities include, but are not limited to, the severity and duration of the impairment, the payment performance of the underlying mortgage loans and trends relating thereto, the original terms of the underlying loans regarding credit quality (ex. Prime, Alt-A), the geographic distribution of the real estate collateral supporting those loans and any current or anticipated declines in associated collateral values, as well as the degree of protection against credit losses afforded to the Company’s security through the structural characteristics of the larger investment vehicle as noted above. Based upon these additional factors, the impairment of certain investment grade securities may also be reviewed for other-than-temporary impairment.

Securities determined to be potentially other-than-temporarily impaired are individually analyzed to determine the “credit-related” and “noncredit-related” portions of the impairment. As noted earlier, a credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on an other-than-temporarily impaired security fall below its amortized cost. Projected cash flows for the Company’s non-agency mortgage-backed securities are modeled using an automated securities analytics system that is commonly used by institutional investors and the broker/dealer

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (Continued)

community. The system generates an individual tranche’s projected cash flows based upon several input assumptions regarding the payment performance of the mortgage loans underlying the larger investment vehicle of which the Company’s tranche is a part. Such assumptions include, but may not be limited to, loan prepayment rates, loan default rates, and the severity of actual losses on defaulting loans. The Company generally bases the input values for these assumptions on historical data reported by the analytics system. The Company then calculates the present value of those cash flows based upon the appropriate discount rate required by the applicable accounting guidance.

The impairments of those securities whose cash flows, when present valued, fall below the Company’s carrying value due to expected principal losses are identified as other-than-temporary. The amount by which the present value of the expected cash flows falls below the Company’s carrying value of the security is identified as the credit-related portion of the other-than-temporary impairment. The remaining portion, where applicable, is identified as noncredit-related, other-than-temporary impairment.

The impairments of those individually analyzed securities whose cash flows, when present valued, exceed the Company’s carrying value or otherwise reflect no expected principal losses, are generally identified as temporary. Similarly, the impairments associated with those securities that have generally retained their investment-grade credit rating and whose additional factors, as noted above, are not characterized by potentially adverse attributes, are also generally identified as temporary. In such cases, the Company attributes the unrealized losses to the same fluctuating market-related factors as those affecting agency mortgage-backed securities, noting, in particular, the comparatively greater temporary adverse effect on fair value arising from the general illiquidity of non-agency, investment grade mortgage-backed securities in the marketplace compared to agency-guaranteed mortgage-backed securities. In light of these factors, the related impairments are defined as “temporary”.

The classification of impairment as “temporary” is further reinforced by the Company’s stated intent and ability to “hold-to-maturity” all of its non-agency mortgage-backed securities which allows for an adequate timeframe during which the fair values of the impaired securities are expected to recover to the level of their amortized cost. More specifically, as of June 30, 2009 the Company has not decided to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon the its strong liquidity, asset quality and capital position as of that date.

In light of the factors noted above, the Company concluded that 21 of its 59 non-agency mortgage-backed securities with amortized costs, excluding impairments, totaling approximately $1.3 million were “other-than-temporarily” impaired by approximately $988,000 as of June 30, 2009 comprising $434,000 and $554,000 of credit-related and non-credit related impairments, respectively. The Company does not consider the remaining 38 non-agency mortgage-backed securities with amortized costs of approximately $2.2 million to be “other-than-temporarily” impaired as of that date.

U.S. Agency Securities

The outstanding balance of the Company’s U.S. agency debt securities totaled $4.6 million at June 30, 2009 and comprised less than one percent of total investments and total assets as of that date. Such securities are comprised entirely of securitized pools of loans issued and fully guaranteed by the SBA, a U.S. government sponsored entity.

With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debt securities are due largely to the combined effects of several

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (Continued)

market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on supply and demand. With regard to interest rates, the Company’s SBA securities are variable rate investments whose interest coupons are generally based on the Prime index minus a margin. Based upon the historically low level of short term market interest rates, of which the Prime index is one measure, the current yields on these securities are comparatively low. Consequently, the fair value of the securities, as determined based upon the market price of these securities, reflects the adverse effects of the historically low market interest rates at June 30, 2009.

Like the mortgage-backed securities described earlier, the currently diminished fair value of these securities also reflects the extended average lives of the underlying loans resulting from loan prepayment prohibitions that may be embedded in the underlying loans coupled with the generally reduced availability of credit in the marketplace reducing borrower refinancing opportunities. Such influences extend the timeframe over which an investor would anticipate holding the security at a “below market” yield. Similarly, the price of securitized SBA loan pools, also reflects the reduced demand and increased supply in the marketplace attributable to similar factors as those applying to mortgage-backed securities, as presented above.

In sum, the factors influencing the fair value of the Company’s U.S. agency securities, as described above, generally result from movements in market interest rates and changing market conditions which affect the supply and demand for such securities. Inasmuch as such market conditions fluctuate over time, the “noncredit-related” impairments of value arising from these changing market conditions are “temporary” in nature.

While all of its securitized SBA loan pools are classified as “available-for-sale”, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired securities until the fair value of the securities recover to a level equal to or greater than the Company’s amortized cost. More specifically, as of June 30, 2009 the Company has not decided to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon the its strong liquidity, asset quality and capital position as of that date. Moreover, the Company purchased these securities at either par or nominal premiums. Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency securities with unrealized losses at June 30, 2009 to be “other-than-temporarily” impaired as of that date. As such, the temporary impairments associated with these available for sale securities continue to be recognized through OCI.

Obligations of States and Political Subdivisions

The outstanding balance of the Company’s securities representing obligations of state and political subdivisions totaled $18.3 million at June 30, 2009 and comprised 2.6% of total investments and 0.9% of total assets as of that date. Such securities are generally comprised of bank qualified securities representing general obligations of New Jersey municipalities or the obligations of their related entities such as boards of education or utility authorities.

The Company generally evaluates the level of credit risk for each of the securities within this category based upon ratings assigned by one or more credit rating agencies. Currently, all securities within this category are investment grade with ratings of AA+ or higher by Fitch Ratings (“Fitch”) and Aa3 or higher by Moody’s Investors Service (“Moody’s).

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (Continued)

In light of their strong credit ratings, the unrealized losses on the Company’s investment in municipal obligations are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand. Notwithstanding the strong credit ratings of the Company’s specific municipal securities, the market prices of bank-qualified municipal obligations, in general, currently reflect the effect of reduced demand for such securities given the increasingly credit risk-averse nature of financial institutions in the current marketplace. Additionally, such prices reflect the effects of increased supply arising from financial institutions selling investments and reducing assets for capital adequacy purposes, as noted earlier.

In sum, the factors influencing the fair value of the Company’s municipal obligations, as described above, generally result from movements in market interest rates and changing market conditions which affect the supply and demand for such securities. Inasmuch as such market conditions fluctuate over time, the “noncredit-related” impairments of value arising from these changing market conditions are “temporary” in nature.

While all of its municipal obligations are classified as “available-for-sale”, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired securities until the fair value of the securities recover to a level equal to or greater than the Company’s amortized cost. More specifically, as of June 30, 2009 the Company has not decided to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon the its strong liquidity, asset quality and capital position as of that date. Moreover, the Company purchased these securities at either par or nominal premiums. Call provisions, where applicable, require full repayment of principal at par by the issuer. Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its investments in municipal obligations with unrealized losses at June 30, 2009 to be “other-than-temporarily” impaired as of that date. As such, the temporary impairments associated with these available for sale securities continue to be recognized through OCI.

Trust Preferred Securities

The outstanding balance of the Company’s trust preferred securities totaled $5.1 million at June 30, 2009 and comprised less than one percent of total investments and total assets as of that date. The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of June 30, 2009, that were originally issued by four separate financial institutions. As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

The Company generally evaluates the level of credit risk for each of its trust preferred securities based upon ratings assigned by one or more credit rating agencies where such ratings are available. For those trust preferred securities that are impaired, the Company uses such ratings as a practical expedient to identify those securities whose impairments are potentially “credit-related” versus “noncredit-related”.

Specifically, impairments associated with investment-grade trust preferred securities are generally categorized as “noncredit-related” given the nominal level of credit losses that would be expected based upon such ratings. At June 30, 2009, the Company owned two securities at an amortized cost of $2.9 million that were uniformly rated as investment grade by Moody’s, Fitch and Standard & Poor’s Financial Services (“S&P”).

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (Continued)

The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month Libor plus a margin. Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low. Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at June 30, 2009.

More significantly, the market prices of the impaired trust preferred securities also currently reflect the effect of reduced demand for such securities given the increasingly credit risk-averse nature of financial institutions in the current marketplace. Additionally, such prices reflect the effects of increased supply arising from financial institutions selling such investments and reducing assets for capital adequacy purposes, as noted earlier.

In sum, the factors influencing the fair value of the Company’s investment-grade trust preferred securities, as described above, generally result from movements in market interest rates and changing market conditions which affect the supply and demand for such securities. Inasmuch as such market conditions fluctuate over time, the “noncredit-related” impairments of value arising from these changing market conditions are “temporary” in nature.

In light of the factors noted above, the Company does not consider its investments in those trust preferred securities with unrealized losses at June 30, 2009 that were uniformly rated as investment grade to be “other-than-temporarily” impaired for “credit-related” reasons as of that date.

The impairments of the Company’s trust preferred securities with one or more non-investment grade ratings are further evaluated to determine if such impairments are “credit-related”. Factors considered in this evaluation include, but may not be limited to, the financial strength and viability of the issuer and its parent company, the security’s historical performance through prior business and economic cycles, rating consistency or variability among rating companies, the security’s current and anticipated status regarding payment default or deferral of contractual payments to investors and the impact of these factors on the present value of the security’s expected future cash flows in relation to its amortized cost basis.

At June 30, 2009, the Company owned two securities at an amortized cost of $4.9 million that were rated as investment grade by Moody’s, but below investment grade by Fitch and S&P. The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

In evaluating the impairment associated with these securities, the Company noted the overall financial strength and continuing expected viability of the issuing entity’s parent, particularly given their systemically critical role in the marketplace. The Company noted the security’s absence of historical defaults or payment deferrals throughout prior business cycles and continued performance throughout the current fiscal crisis. The Company also noted the disparity between investment-grade and non-investment grade ratings for the securities among rating companies which demonstrates the current level of uncertainty regarding credit-risk in

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (Continued)

the marketplace. Given these factors, the Company had no basis upon which to estimate an adverse change in the expected cash flows over the securities’ remaining terms to maturity.

In light of the factors noted above, the Company does not consider its investments in those trust preferred securities with unrealized losses at June 30, 2009 that were characterized by one or more non-investment grade ratings to be “other-than-temporarily” impaired for “credit-related” reasons as of that date.

While all of its trust preferred securities are classified as “available-for-sale”, the Company has both the ability and intent, as of the periods presented, to hold the impaired securities until their fair values recover to a level equal to or greater than the Company’s amortized cost. More specifically, as of June 30, 2009 the Company has not decided to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon the its strong liquidity, asset quality and capital position as of that date. Moreover, the Company purchased these securities at either par or nominal premiums. Call provisions, where applicable, require full repayment of principal at par or higher by the issuer. Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its investments in trust preferred securities with unrealized losses at June 30, 2009 to be “other-than-temporarily” impaired as of that date. As such, the temporary impairments associated with these available for sale securities continue to be recognized through OCI.

The following table presents roll forwards of OTTI recognized in earnings due to credit-related losses. At June 30, 2009, all OTTI are attributed to credit-related factors and have been recognized through earnings.

	Cumulative balance of credit-related OTTI recognized in earnings through March 31, 2009	Activity in credit-related other-than-temporary impairment (“OTTI”) recognized through earnings for the three months ended June 30, 2009				Cumulative balance of credit-related OTTI recognized in earnings through June 30, 2009
		Additions for newly identified credit-related OTTI	Additions to existing OTTI for further credit-related declines in fair value	Reductions in credit –related OTTI for security sale	Reductions in credit-related OTTI due to accretion of impairment into interest income
	(In Thousands)

Collateralized mortgage obligations:
Non-agency securities	$570	$92	$52	$ -	$ -	$714

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable

	June 30,
	2009	2008
	(In Thousands)

Real estate mortgage	$886,696	$866,267

Commercial business	14,812	8,735

Consumer:
Home equity loans	113,387	123,978
Home equity lines of credit	12,116	11,478
Passbook or certificate	2,922	2,662
Other	1,585	1,332

	130,010	139,450

Construction	13,367	12,062

Total Loans	1,044,885	1,026,514

Unamortized net premiums on purchased loans	389	416
Deferred loan costs and fees, net	573	860

	$1,045,847	$1,027,790

At June 30, 2009 and 2008, real estate mortgage loans included $689,317,000 and $687,679,000, respectively, of loans secured by one-to-four-family residential properties.

The Bank has granted loans to officers and directors of the Company and its Subsidiaries and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. As of June 30, 2009 and 2008 such loans totaled approximately $5,161,000 and $5,220,000, respectively. During the year ended June 30, 2009, new loans to related parties totaled $2,240,000 and repayments totaled approximately $2,299,000.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable (Continued)

The activity in the allowance for loan losses is as follows:

	Years Ended June 30,
	2009	2008	2007
	(In Thousands)

Balance – beginning	$6,104	$6,049	$5,451
Provisions charged to operations	317	94	571
Loans charged off	(6)	(39)	—
Loans recovered	19	—	27

Balance – ending	$6,434	$6,104	$6,049

At June 30, 2009, 2008 and 2007, non-accrual loans for which the accrual of interest had been discontinued totaled approximately $8,135,000, $1,573,000 and $1,489,000, respectively. Had these loans been performing in accordance with their original terms, the interest income recognized for the years ended June 30, 2009, 2008 and 2007, would have been $591,000, $105,000, and $111,000, respectively. Interest income recognized on such loans was $134,000, $47,000, and $45,000, respectively.

At June 30, 2009, 2008 and 2007, accruing loans which are contractually past due 90 days or more totaled approximately $5,017,000, $-0- and $-0-, respectively. The loans identified as such are mortgages serviced by others for which the servicer has advanced all delinquent principal and interest payments. The Bank may be obligated to reimburse the servicer for some or all of those funds depending upon the final disposition of each loan.

At June 30, 2009, 2008 and 2007, impaired loans were $11,075,000, $2,485,000 and $-0-, respectively, and the related allowance for loan losses totaled $1,430,000, $1,163,000 and $-0-, respectively. Impaired loans which did not have a specific allocation of the allowance for loan losses totaled $5,696,000 and $596,000 at June 30, 2009 and 2008, respectively. During the years ended June 30, 2009, 2008 and 2007, the average balance of impaired loans was $5,546,000, $2,519,000 and $-0-, respectively, and interest income recognized during the periods of impairment totaled $113,000, $117,000 and $-0-, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 - Premises and Equipment

	June 30,
	2009	2008
	(In Thousands)

Land	$8,964	$8,964
Buildings and improvements	31,395	30,247
Leasehold improvements	577	642
Furnishings and equipment	11,124	11,009
Construction in progress	2,003	1,261

	54,063	52,123
Less accumulated depreciation and amortization	18,568	17,173

	$35,495	$34,950

Land included properties held for future branch expansion totaling $2,419,000 at both years ended June 30, 2009 and 2008.

Note 9 - Interest Receivable

	June 30,
	2009	2008
	(In Thousands)

Loans	$4,485	$4,594
Mortgage-backed securities	3,533	4,070
Debt securities	219	285

	$8,237	$8,949

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 - Goodwill and Other Intangible Assets

	Goodwill	Core Deposit Intangibles
	(In Thousands)

Balance at June 30, 2006	$82,263	$928
Amortization	—	(636)

Balance at June 30, 2007	82,263	292
Amortization	—	(241)

Balance at June 30, 2008	82,263	51
Amortization	—	(29)

Balance at June 30, 2009	$82,263	$22

The gross carrying amount of core deposit intangibles was $5,987,000 at both June 30, 2009 and 2008, while accumulated amortization totaled $5,965,000 and $5,936,000 at June 30, 2009 and 2008, respectively. Amortization is expected to total $22,000 in the year ending June 30, 2010. Core deposit intangibles are included in other assets in the consolidated statements of financial condition.

Note 11 - Deposits

	June 30,
	2009		2008
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)

Non-interest bearing demand	$51,210	—%	$53,349	—%
Interest-bearing demand	163,611	1.09	151,677	1.46
Savings and club	301,637	1.02	300,397	1.04
Certificates of deposit	904,743	2.97	873,609	3.99

	$1,421,201	2.23%	$1,379,032	2.91%

Certificates of deposit with balances of $100,000 or more at June 30, 2009 and 2008, totaled approximately $275,920,000 and $236,727,000, respectively. The Bank’s deposits are insurable to applicable limits by the Federal Deposit Insurance Corporation. The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013. (The expiration date does not apply to retirement accounts, which are generally insured up to $250,000 per plan participant.)

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 - Deposits (Continued)

A summary of certificates of deposit by maturity follows:

	June 30,
	2009	2008
	(In Thousands)

One year or less	$740,383	$709,989
After one to two years	111,086	102,303
After two to three years	24,317	28,086
After three to four years	23,181	10,480
After four to five years	5,772	22,747
After five years	4	4

	$904,743	$873,609

Interest expense on deposits consists of the following:

	Years Ended June 30,
	2009	2008	2007
	(In Thousands)

Demand	$2,098	$2,714	$2,612
Savings and clubs	3,072	3,272	3,740
Certificates of deposits	30,524	37,322	40,999

	$35,694	$43,308	$47,351

Note 12 - Advances from FHLB

Fixed rate advances from FHLB of New York mature as follows:

	June 30,
	2009		2008
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)

Maturing in years ending June 30:
2009	$—	—%	$8,000	5.47%
2011	10,000	5.40%	10,000	5.40%
2018	200,000	3.79%	200,000	3.79%

	$210,000	3.87%	$218,000	3.93%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Advances from FHLB (Continued)

At June 30, 2009, of the $210,000,000 in advances due after one year, $200,000,000 are callable within one year.

FHLB advances at June 30, 2009 and 2008 are collateralized by the FHLB capital stock owned by the Bank and mortgage-backed securities available for sale with carrying values totaling approximately $245,238,000 and $244,880,000, respectively.

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

The ESOP is accounted for in accordance with Statement of Position 93-6, “Accounting for Employee Stock Ownership Plans,” which was issued by the American Institute of Certified Public Accountants. Accordingly, ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, 12,123 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $1,691,000, $1,733,000 and $2,170,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefit Plans (Continued)

Employee Stock Ownership Plan (Continued)

At June 30, 2009 and 2008, the ESOP shares were as follows:

	June 30,
	2009	2008

Allocated shares	518,291	390,736
Distribution of shares due to employee resignations/terminations	27,775	9,920
Shares committed to be released	84,330	84,264
Unearned shares	1,115,304	1,260,780

Total ESOP Shares	1,745,700	1,745,700

Fair value of unearned shares	$12,759,078	$13,868,580

Employee Stock Ownership Plan Benefit Equalization Plan (“ESOP BEP”)

The Bank has a non-qualified plan to compensate senior officers of the bank who participate in the Bank’s ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code. The ESOP BEP expense was approximately $44,000, $48,000 and $54,000 for the years ended June 30, 2009, 2008 and 2007, respectively. The liability totaled approximately $26,000 and $30,000 at June 30, 2009 and 2008, respectively.

Thrift Plan

The Bank sponsors the Employees’ Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees may elect to save up to 20% of their compensation. The Bank will contribute a matching contribution up to 3% of the employee annual compensation. The Plan expense amounted to approximately $337,000, $324,000, and $320,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

Retirement Plan

The Bank has a non-contributory multiple-employer pension plan covering all eligible employees. The actuarial valuation at July 1, 2008 for the plan year July 1, 2008 to June 30, 2009 is the first governed by the Pension Protection Act of 2006. As such, several significant actuarial assumptions changed. The projected unit credit cost valuation method was replaced by the traditional unit credit valuation method. The annual investment rate, which was 7.75% for the two plan years ended June 30, 2008 and 2007, respectively, was replaced by the corporate bond yield curve for June 2008 for the plan year ended June 30, 2009. At the date of latest plan review, the net assets available for plan benefits exceeded the actuarial present value of accumulated plan benefits. Data for the actuarial present value of accumulated vested and non-vested benefits is not determinable for this multiple-employer retirement plan. During the years ended June 30, 2009, 2008 and 2007, total pension plan expense, contributions to the plan and administrative expenses and Pension Benefit Guaranty Corporation premium were approximately $41,000, $650,000, and $2,244,000, respectively.

On April 16, 2007, the Board of Directors of the Bank approved, effective July 1, 2007, “freezing” all future benefit accruals under the Bank’s defined benefit pension plan. This action was intended to provide the Bank

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefit Plans (Continued)

Retirement Plan (Continued)

with additional flexibility in managing the costs associated with the benefit plans provided to its employees while still preserving all retirement plan participants’ earned and vested benefits.

Benefit Equalization Plan (“BEP”)

The Bank has an unfunded non-qualified plan to compensate senior officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the Internal Revenue Code. There were approximately $62,000, $61,000 and $61,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2009, 2008 and 2007, respectively. The valuation measurement date was June 30 for 2009 and 2008.

The following table sets forth the BEP’s funded status and components of net periodic pension cost:

	June 30,
	2009	2008
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation - beginning	$2,560	$3,097
Interest cost	164	152
Amendments – Curtailment	—	(682)
Actuarial loss	17	54
Benefit payments	(62)	(61)
Decrease due to an increase in the discount rate	(111)	—

Benefit obligation - ending	$2,568	$2,560

Change in plan assets:
Fair value of assets - beginning	$—	$—
Settlements	(62)	(61)
Contributions	62	61

Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Accumulated benefit obligation	$(2,568)	$(2,560)

Projected benefit obligation	$(2,568)	$(2,560)
Fair value of assets	—	—

Accrued pension cost included in other liabilities	$(2,568)	$(2,560)

Valuation assumptions:
Discount rate	6.25%	6.75%
Salary increase rate	N/A	N/A

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefit Plans (Continued)

Benefit Equalization Plan (“BEP”) (Continued)

	Years Ended June 30,
	2009		2008	2007
	(Dollars in Thousands)
Net periodic pension expense:
Service cost	$—		$—	$69
Interest cost	164		152	180
Curtailment	—		(35)	—
Amortization of past service costs	—		—	(12)
Amortization of net actuarial loss	98		146	204

	$262		$263	$441

Valuation assumptions:
Discount rate	6.75%		6.25%	6.25%
Salary increase rate		N/A	N/A	5.50%

It is estimated that contributions of approximately $82,000 will be made during the year ending June 30, 2010.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2010	$ 82
2011	118
2012	274
2013	248
2014	247
2015-2019	1,202

On April 16, 2007, the Board of Directors of the Bank approved, effective July 1, 2007, “freezing” all future benefit accruals under the BEP related to the Bank’s defined benefit pension plan. This action was intended to provide the Bank with additional flexibility in managing the costs associated with the benefit plans provided to its employees while still preserving all retirement plan participants’ earned and vested benefits.

At June 30, 2009, unrecognized net loss of $345,000 was included in accumulated other comprehensive loss in accordance with SFAS No. 158. As required under SFAS No. 158, for the fiscal year ending June 30, 2010, $80,000 of recognized net loss is expected to be recognized as a component of net periodic pension cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefit Plans (Continued)

Postretirement Welfare Plan

The Bank has an unfunded postretirement group term life insurance plan covering all eligible employees. The benefits are based on age and years of service. During the years ended June 30, 2009, 2008 and 2007, contributions and benefits paid totaled $6,000, $4,000, and $4,000, respectively. The valuation measurement date was June 30 for 2009 and April 1 for 2008.

The following table sets forth the accrued accumulated postretirement benefit obligation and the net periodic postretirement benefit cost:

	June 30,
	2009	2008
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation - beginning	$491	$535
Service cost	25	24
Interest cost	33	34
Actuarial gain	—	(98)
Premiums/claims paid	(6)	(4)
Adjustment for change in measurement date	15	—

Benefit obligation - ending	$558	$491

Change in plan assets:
Fair value of assets - beginning	$—	$—
Premiums/claims paid	(6)	(4)
Contributions	6	4

Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Accumulated benefit obligation	$(558)	$(491)
Fair value of assets	—	—

Accrued postretirement benefit cost included in other liabilities	$(558)	$(491)

Valuation assumptions:
Discount rate	6.50%	7.00%
Salary increase rate	4.00%	4.25%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefit Plans (Continued)

Postretirement Welfare Plan (Continued)

	Years Ended June 30,
	2009	2008	2007
	(Dollars in Thousands)
Net periodic postretirement benefit cost:
Service cost	$25	$24	$31
Interest cost	33	34	28
Amortization of past service liability	10	10	10
Amortization of unrecognized gain	(6)	—	—

	$62	$68	$69

Valuation assumptions:
Discount rate	7.00%	6.38%	6.25%
Salary increase rate	4.25%	3.75%	3.25%

It is estimated that contributions of approximately $8,000 will be made during the year ending June 30, 2010.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2010	$ 8
2011	9
2012	10
2013	11
2014	11
2015-2019	59

At June 30, 2008, unrecognized net gain of $112,000 and unrecognized past service cost of $22,000 were included in accumulated other comprehensive loss in accordance with SFAS No. 158. As required under SFAS No. 158, for the fiscal year ending June 30, 2010, $8,000 of unrecognized net gain and $10,000 of unrecognized past service cost is expected to be recognized as a component of net periodic pension cost.

Directors’ Consultation and Retirement Plan (“DCRP”)

The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director. During each of the years ended June 30, 2009, 2008 and 2007, contributions and benefits paid totaled $89,000. The valuation measurement date was June 30 for 2009 and April 1 for 2008.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefit Plans (Continued)

Directors’ Consultation and Retirement Plan (“DCRP”) (Continued)

The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2009	2008
	(Dollars in Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,301	$2,250
Service cost	121	134
Interest cost	156	139
Actuarial gain	—	(133)
Annuity payments	(89)	(89)
Adjustment for a change in measurement date	69	—

Projected benefit obligation - ending	$2,558	$2,301

Change in plan assets:
Fair value of assets - beginning	$—	$—
Settlements	(89)	(89)
Contributions	89	89

Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Accumulated benefit obligation	$(2,089)	$(1,913)

Projected benefit obligation	$(2,558)	$(2,301)
Fair value of assets	—	—

Accrued cost included in other liabilities	$(2,558)	$(2,301)

Valuation assumptions:
Discount rate	6.50%	7.00%
Fee increase rate	4.00%	4.25%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefit Plans (Continued)

Directors’ Consultation and Retirement Plan (“DCRP”) (Continued)

	Years Ended June 30,
	2009	2008	2007
	(Dollars in Thousands)
Net periodic plan cost:
Service cost	$121	$134	$135
Interest cost	156	139	138
Amortization of transition obligation	43	44	44
Amortization of past service liability	61	61	61

	$381	$378	$378

Valuation assumptions:
Discount rate	7.00%	6.38%	6.25%
Fee increase rate	4.25%	3.75%	3.25%

It is estimated that contributions of approximately $194,000 will be made during the year ending June 30, 2010.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2010	$ 194
2011	208
2012	186
2013	201
2014	175
2015-2019	1,170

At June 30, 2009, unrecognized net gain of $230,000 and unrecognized past service cost of $385,000 were included in accumulated other comprehensive loss in accordance with SFAS No. 158. As required under SFAS No. 158, for the fiscal year ending June 30, 2010, $61,000 of unrecognized past service cost is expected to be recognized as a component of net periodic pension cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefit Plans (Continued)

Stock Compensation Plans

The Company has two stock-related compensation plans: stock options and restricted stock awards. The plans authorized the award of up to 3,564,137 shares as stock option grants and 1,425,655 shares as restricted stock awards. At June 30, 2009, there were 319,897 shares remaining available for future option grants and 155,959 shares remaining available for future restricted stock awards under the plans.

Employee options and non-employee director options generally vest over a five-year service period and have a contractual maturity of ten years. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. There were no options granted during the years ended June 30, 2009, 2008 and 2007.

Restricted shares generally vest in full after five years. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period of five years. There were no restricted stock awards during the years ended June 30, 2009, 2008 and 2007.

During the years ended June 30, 2009, 2008 and 2007, the Company recorded $4,992,000, $4,992,000 and $5,121,000, respectively of share-based compensation expense, comprised of stock option expense of $1,906,000, $1,908,000 and $1,942,000, respectively, and restricted stock expense of $3,086,000, $3,084,000 and $3,179,000, respectively.

During the years ended June 30, 2009, 2008 and 2007, the income tax benefit attributed to non-qualified stock options expense was approximately $533,000, $521,000 and $532,000, respectively, and attributed to restricted stock expense was approximately $1,260,000, $1,232,000 and $1,269,000, respectively.

The following is a summary of the Company’s stock option activity and related information for its option plans for the year ended June 30, 2009:

	Options	Weighted Average Exercise Price	Range of Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)				(In Thousands)

Outstanding at June 30, 2008	3,226	$12.33	$11.55 - $12.71	7.4 years	-
Exercised	-	-			-
Forfeited	-	-

Outstanding at June 30, 2009	3,226	$12.33	$11.55 - $12.71	6.4 years	-

Exercisable at June 30, 2009	1,932	$12.32	$11.55 - $12.71	6.4 years	-

Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. As of June 30, 2009, the Company has 3,495,900 shares of treasury stock. There were no vested options exercised during the year ended June 30, 2009. The aggregate intrinsic values of exercised vested options

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefit Plans (Continued)

Stock Compensation Plans (Continued)

during the years ended June 30, 2008 and 2007 were $3,000 and $28,000, respectively. Expected future compensation expense relating to the 1,293,696 unexercisable options outstanding as of June 30, 2009 is $2,652,000 over a weighted average period of 1.4 years.

The following is a summary of the status of the Company’s non-vested restricted share awards as of June 30, 2009 and changes during the year ended June 30, 2009:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(In Thousands)

Non-vested at June 30, 2008	752	$12.31
Vested	(251)	$12.31

Non-vested at June 30, 2009	501	$12.31

During the years ended June 30, 2009, 2008 and 2007, the total fair value of vested restricted shares were $3,048,000, $3,154,000 and $4,347,000, respectively. Expected future compensation expense relating to the 501,078 non-vested restricted shares at June 30, 2009 is $4,284,000 over a weighted average period of 1.4 years.

Note 14 - Stockholders’ Equity and Regulatory Capital

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

In June 2007, the Bank applied to the OTS for approval to distribute $19,000,000 to the Company. In August 2007, the Bank received approval from the OTS and the cash dividend was paid in November 2007. During the approval process, the OTS noted that future dividend requests will require closer scrutiny by the OTS due to the Bank’s compressed earnings at the time.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Stockholders’ Equity and Regulatory Capital (Continued)

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

	June 30,
	2009	2008
	(In Thousands)
GAAP capital:
Consolidated capital	$476,720	$471,371
Less: Unconsolidated capital of the Company	(25,658)	(39,779)

Bank capital	451,062	431,592

Less: Unrealized (gain) loss on securities	(8,710)	1,283
Noncredit-related other-than-temporary impairment losses on securities held to maturity	161	—
Net benefit plan change per FASB Statement No. 158	242	441
Goodwill	(82,263)	(82,263)
Intangible assets	(22)	(51)

Add: Unrealized loss on equity securities	—	(117)

Core and tangible capital	360,470	350,885

Add: General valuation allowance for loan losses	5,004	4,941
Less: Low level recourse and residual interest	(417)	—

Total Regulatory Capital	$365,057	$355,826

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Stockholders’ Equity and Regulatory Capital (Continued)

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)

As of June 30, 2009:
Total capital (to risk-weighted assets)	$365,057	38.80%	³	$75,267	³	8.00%	³	$94,084	³	10.00%
Tier 1 capital (to risk-weighted assets)	360,470	38.27	³	37,634	³	4.00	³	56,450	³	6.00
Core (Tier 1) capital (to adjusted total assets)	360,470	17.84	³	80,814	³	4.00	³	101,018	³	5.00
Tangible capital (to adjusted total assets)	360,470	17.84	³	30,305	³	1.50	³	-	³	—

As of June 30, 2008:
Total capital (to risk-weighted assets)	$355,826	38.43%	³	$74,081	³	8.00%	³	$92,601	³	10.00%
Tier 1 capital (to risk-weighted assets)	350,885	37.89	³	37,041	³	4.00	³	55,561	³	6.00
Core (Tier 1) capital (to adjusted total assets)	350,885	17.76	³	79,012	³	4.00	³	98,765	³	5.00
Tangible capital (to adjusted total assets)	350,885	17.76	³	29,629	³	1.50	³	-	³	—

On December 3, 2008, the most recent notification from the OTS, the Bank was categorized as well capitalized as of June 30, 2008, under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code (the “IRC”). Retained earnings at June 30, 2009, includes approximately $30.5 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided. If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are as follows:

	Years Ended June 30,
	2009	2008	2007
	(In Thousands)
Current tax expense (benefit):
Federal income	$3,988	$2,948	$880
State income	(64)	953	962

	3,924	3,901	1,842

Deferred tax (benefit) expense:
Federal income	(457)	741	(1,410)
State income	1,142	(511)	(2,174)

	685	230	(3,584)

Valuation allowance	(12)	(2,180)	1,963

	$4,597	$1,951	$221

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Income Taxes (Continued)

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate of 35% to income before income taxes for the year ended June 30, 2009 and 34% to the years ended June 30, 2008 and 2007:

	Years Ended June 30,
	2009	2008	2007
	(In Thousands)

Federal income tax expense	$3,846	$2,671	$733
(Reductions) increases in income taxes resulting from:
Tax exempt interest	(193)	(310)	(1,384)
New Jersey state tax, net of federal income tax effect	721	1,108	(1,467)
ESOP market value adjustment	83	94	243
Qualified stock options compensation expense	211	204	208
Income from BOLI	(182)	(189)	(179)
Employee compensation	166	376	—
Other items, net	(43)	177	104

	4,609	4,131	(1,742)

Valuation allowance	(12)	(2,180)	1,963

Total income tax expense	$4,597	$1,951	$221

Effective income tax rate	41.84%	24.84%	10.26%

The effective income tax rate represents total income tax expense divided by income before income taxes.

At June 30, 2009, the Bank (on an unconsolidated basis) had a net operating loss carryforward of approximately $15,203,000 expiring in the years 2013 through 2015 for state income tax purposes.

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

During the year ended June 30, 2009, the Company reversed a valuation allowance on other-than-temporary impairment as a result of a redemption-in-kind transaction of a mutual fund. As a result of the same redemption-in-kind transaction, the Company incurred a realized capital loss which was partially utilized as a capital loss carry back against capital gains in the three preceding years. The Company established a deferred tax asset for the remaining capital loss carry forward. Since it is not currently more likely than not that the deferred tax asset will be realized, the Company established a valuation allowance during the year ended June 30, 2009.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Income Taxes (Continued)

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2009	2008
	(In Thousands)

Deferred income tax assets:
Unrealized loss on securities available for sale	$—	$853
Noncredit-related other-than-temporary impairment on securities held to maturity	228	—
Accumulated other comprehensive income - Defined benefit plans	167	294
Allowance for loan losses	2,628	2,438
Benefit plans	2,208	1,818
Compensation	142	143
Stock based compensation	3,262	2,591
Alternative minimum tax	160	997
Net operating loss carryforward	889	1,738
Other-than-temporary impairment	177	284
Capital loss carryover	272	—
Uncollected interest	273	91
Other	20	4

	10,426	11,251

Valuation allowance	(272)	(284)

	10,154	10,967

Deferred income tax liabilities:
Depreciation	74	252
Goodwill	2,489	1,627
Unrealized gain on securities available for sale	6,138	—
Other	58	60

	8,759	1,939

Net deferred income tax assets	$1,395	$9,028

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Commitments

The Bank has non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2009:

Years Ending June 30:	(In Thousands)
2010	$495
2011	496
2012	286
2013	240
2014	252
Thereafter	2,176

Total Minimum Payments Required	$3,945

The following schedule shows the composition of total rental expense for all operating leases:

	June 30,
	2009	2008	2007
	(In Thousands)

Minimum rentals	$524	$466	$364

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

The outstanding loan commitments are as follows:

	June 30,
	2009	2008
	(In Thousands)

Mortgage loans	$26,653	$30,940
Home equity loans	4,535	4,732
Construction loans	2,727	3,459
Construction loans in process	7,574	9,078
Undisbursed funds from approved lines of credit	24,901	27,288
Commercial line of credit	1,050	225

	$67,440	$75,722

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Commitments (Continued)

At June 30, 2009, the outstanding mortgage loan commitments include $23,478,000 for fixed rate loans with interest rates ranging from 4.00% to 6.50% and $3,175,000 for adjustable rate loans with initial rates ranging from 5.75% to 6.00%. Home equity loan commitments include $4,385,000 for fixed rate loans with interest rates ranging from 5.25% to 5.875% and $150,000 for adjustable rate loans with an initial rate of 5.00%. Construction loan commitments are for loans with floating interest rates ranging from 1.25% below to 2.50% above the prime rate published in the Wall Street Journal. Undisbursed funds from approved lines of credit are adjustable rate loans with interest rates ranging from 1.25% below to 2.50% above the prime rate published in the Wall Street Journal.

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

The Bank has established an overnight line of credit and companion (DRA) commitment, each in the amount of $100,000,000, with the Federal Home Loan Bank of New York, which expire on July 31, 2009. As of June 30, 2009, no funds were drawn against these credit lines.

At June 30, 2009, the Bank has commitments for building improvements in the amount of $322,000. In addition, the Bank also has, in the normal course of business, commitments for servicers and supplies. Management does not anticipate losses on any of these transactions.

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

FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company expects that FSP FAS 157-2 will not have an impact on its consolidated financial statements.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

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

In addition, SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.

Those assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2009, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2009
	(In Thousands)

Securities available for sale	$—	$26,987	$1,040	$28,027
Mortgage-backed securities available for sale	—	683,785	—	683,785

The fair values of securities available for sale (carried at fair value) or held to maturity (carried at amortized cost) are primarily determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs. It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028. Generally management has been unable to obtain a market quote due to a lack of trading activity for this security; therefore, it has been valued using its call price, which is on a sliding scale adjusting lower each June 15th until 2018 when the call price settles at 100% of par. The aforementioned security was most recently re-priced as of June 15, 2009.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 - Fair Value of Financial Instruments (Continued)

Those assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2009, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2009
	(In Thousands)

Impaired loans	$—	$—	$3,949	$3,949
Other-than-temporarily impaired securities held to maturity	—	274	—	274

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Market value is measured based on the value of the collateral securing the loan and is classified at a Level 3 in the fair value hierarchy. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” with the fair value estimated using the market value of the collateral reduced by estimated disposal costs. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Impaired loans valued using Level 3 inputs had principal balances totaling $5,379,000 at June 30, 2009 with valuation allowances of $1,430,000.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at June 30, 2009 and 2008:

Cash and Cash Equivalents, Interest Receivable and Interest Payable

The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities

See the discussion presented on Page F-58 concerning assets measured at fair value on a recurring basis.

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

Kearny Financial Corp. and Subsidiaries

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

The carrying amounts and estimated fair values of financial instruments are as follows:

	June 30,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$211,525	$211,525	$131,723	$131,723
Securities available for sale	28,027	28,027	38,183	38,183
Loans receivable	1,039,413	1,048,219	1,021,686	1,010,789
Mortgage-backed securities available for sale	683,785	683,785	726,023	726,023
Mortgage-backed securities held to maturity	4,321	3,678	—	—
Interest receivable	8,237	8,237	8,949	8,949

Financial liabilities:
Deposits (A)	1,421,201	1,430,796	1,379,032	1,383,721
Advances from FHLB	210,000	238,714	218,000	238,455
Interest payable on FHLB advances	1,058	1,058	1,070	1,070

(A) Includes accrued interest payable on deposits of $125 and $185, respectively.

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

Kearny Financial Corp. and Subsidiaries

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

Note 18 – Comprehensive Income

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

	June 30,
	2009	2008
	(In Thousands)

Net unrealized gain (loss) on securities available for sale	$15,027	$(2,136)
Tax effect	(6,138)	853

Net of tax amount	8,889	(1,283)

Noncredit-related other-than-temporary impairment of securities held to maturity	(554)	—
Tax effect	228	—

Net of tax amount	(326)	—

Benefit plan adjustments	(410)	(735)
Tax effect	167	294

Net of tax amount	(243)	(441)

Accumulated other comprehensive income (loss)	$8,320	$(1,724)

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Comprehensive Income (Continued )

Other comprehensive income and related tax effects are presented in the following table:

	Years Ended June 30,
	2009	2008	2007
	(In Thousands)

Realized loss (gain) on securities available for sale:
Realized loss (gain) arising during the year	$415	$—	$(55)

Loss on impairment of securities available for sale:
Realized loss arising during the year	—	659	—

Unrealized holding gain on securities available for sale:
Unrealized gain arising during the year	16,746	10,260	11,438

Noncredit-related other-than-temporary impairment losses on securities held to maturity	(274)	—	—

Benefit plans:
Amortization of:
Transition obligation	43	44	—
Actuarial loss	92	146	—
Past service cost	71	71	—
New actuarial gain during the year	94	177	—
Effects of curtailment	—	647	—

Net change in benefit plans accrued expense	300	1,085	—

Other comprehensive income before taxes	17,187	12,004	11,383
Tax effect	(6,994)	(4,524)	(3,609)

Other comprehensive income	$10,193	$7,480	$7,774

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Parent Only Financial Information

Kearny Financial Corp. operates its wholly owned subsidiaries, Kearny Financial Securities, Inc. and Kearny Federal Savings Bank and the Bank’s wholly-owned subsidiaries. The consolidated earnings of the subsidiaries are recognized by the Company using equity method of accounting. Accordingly, the consolidated earnings of the subsidiaries are recorded as increase in the Company’s investment in the subsidiaries. The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as June 30, 2009 and 2008, and for each of the years in the three-year period ended June 30, 2009.

CONDENSED STATEMENTS OF FINANCIAL CONDITION
	June 30,
	2009	2008
	(In Thousands)

Assets
Cash and amounts due from depository institutions	$9,598	$26,271
ESOP loan receivable	12,533	13,797
Mortgage-backed securities available for sale (amortized cost 2009 $4,415; 2008 $0)	4,436	—
Interest receivable	18	—
Investment in subsidiaries	451,069	431,597
Due from subsidiaries	—	771
Other assets	233	247

	$477,887	$472,683

Liabilities and Stockholders’ Equity
Other liabilities	$1,167	$1,312
Stockholders’ equity	476,720	471,371

	$477,887	$472,683

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Parent Only Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME
	Years Ended June 30,
	2009	2008	2007
	(In Thousands)

Dividends from subsidiary	$—	$19,000	$15,000
Interest income	1,017	1,303	1,631
Equity in undistributed earnings of subsidiaries	6,226	(13,408)	(13,525)

	7,243	6,895	3,106

Directors’ compensation	122	134	130
Other expenses	614	648	728

	736	782	858

Income before Income Taxes	6,507	6,113	2,248

Income tax expense	116	209	314

Net income	$6,391	$5,904	$1,934

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended June 30,
	2009	2008	2007
	(In Thousands)

Cash Flows from Operating Activities
Net income	$6,391	$5,904	$1,934
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	(6,226)	13,408	13,525
Amortization of premiums	12	—	—
(Increase) decrease in interest receivable	(18)	69	4
Decrease in intercompany accounts	3,857	7,354	377
Decrease (increase) in other assets	10	46	(76)
(Decrease) increase in other liabilities	(80)	92	(669)

Net Cash Provided by Operating Activities	3,946	26,873	15,095

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Parent Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
	Years Ended June 30,
	2009	2008	2007
	(In Thousands)

Cash Flows from Investing Activities
Repayment of loan to ESOP	$1,264	$1,197	$802
Purchases of mortgage-backed securities available for sale	(4,913)	—	—
Principal repayments on mortgage-backed securities available for sale	487	—	—
Capital contributions to subsidiaries	(10)	—	(10)

Net Cash (Used in) Provided by Investing Activities	(3,172)	1,197	792

Cash Flows from Financing Activities
Dividends paid to minority stockholders of Kearny Financial Corp.	(3,566)	(3,712)	(3,698)
Purchase of common stock of Kearny Financial Corp. for treasury	(13,962)	(7,738)	(24,573)
Treasury stock reissued	—	63	172
Dividends contributed for payment of ESOP loan	81	54	—
Purchase of common stock of Kearny Financial Corp. for restricted stock plan	—	—	(789)

Net Cash Used in Financing Activities	(17,447)	(11,333)	(28,888)

Net (Decrease) Increase in Cash and Cash Equivalents	(16,673)	16,737	(13,001)

Cash and Cash Equivalents - Beginning	26,271	9,534	22,535

Cash and Cash Equivalents - Ending	$9,598	$26,271	$9,534

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 - Net Income per Common Share (EPS)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Year Ended June 30, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)

Net income	$6,391

Basic earnings per share, income available to common stockholders	$6,391	68,111	$0.09

Effect of dilutive securities:
Stock options	—	—
Restricted stock awards	—	112

Diluted earnings per share	$6,391	68,223	$0.09

	Year Ended June 30, 2008

Net income	$5,904

Basic earnings per share, income available to common stockholders	$5,904	68,675	$0.09

Effect of dilutive securities:
Stock options	—	—
Restricted stock awards	—	114

Diluted earnings per share	$5,904	68,789	$0.09

	Year Ended June 30, 2007

Net income	$1,934

Basic earnings per share, income available to common stockholders	$1,934	69,242	$0.03

Effect of dilutive securities:
Stock options	—	92
Restricted stock awards	—	247

Diluted earnings per share	$1,934	69,581	$0.03

During the years ended June 30, 2009, 2008 and 2007, the average number of options which were anti-dilutive totaled 3,225,740, 3,227,388 and 1,006,464, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 - Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2009 and 2008:

	Year Ended June 30, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)

Interest income	$25,160	$24,917	$24,248	$23,583
Interest expense	11,917	11,248	10,772	10,263

Net Interest Income	13,243	13,669	13,476	13,320

Provision for loan losses	—	109	208	—

Net Interest Income after Provision for Loan Losses	13,243	13,560	13,268	13,320

Non-interest income	308	736	18	457
Non-interest expenses	10,618	10,553	10,954	11,797

Income before Income Taxes	2,933	3,743	2,332	1,980

Income taxes	1,197	1,505	1,028	867

Net Income	$1,736	$2,238	$1,304	$1,113

Net income per common share:
Basic	$0.03	$0.03	$0.02	$0.02

Diluted	$0.03	$0.03	$0.02	$0.02

Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

Weighted Average Number of Common Shares Outstanding:
Basic	68,454	68,190	67,984	67,809

Diluted	68,686	68,316	68,007	67,915

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 - Quarterly Results of Operations (Unaudited) (Continued)

	Year Ended June 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)

Interest income	$23,413	$24,611	$24,554	$24,789
Interest expense	12,041	12,948	12,943	12,596

Net Interest Income	11,372	11,663	11,611	12,193

Provision for loan losses	94	—	—	—

Net Interest Income after Provision for Loan Losses	11,278	11,663	11,611	12,193

Non-interest income	712	669	670	(2)
Non-interest expenses	10,361	10,099	10,070	10,409

Income before Income Taxes	1,629	2,233	2,211	1,782

Income taxes	599	857	(462)	957

Net Income	$1,030	$1,376	$2,673	$825

Net income per common share:
Basic	$0.01	$0.02	$0.04	$0.01

Diluted	$0.01	$0.02	$0.04	$0.01

Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

Weighted Average Number of Common Shares Outstanding:
Basic	68,718	68,808	68,625	68,548

Diluted	68,933	68,957	68,646	68,634

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEARNY FINANCIAL CORP.
Dated: September 14, 2009		/s/ John N. Hopkins
	By:	John N. Hopkins President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on September 14, 2009 on behalf of the Registrant and in the capacities indicated.

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