Form 10-Q
period 2009-09-30
Kearny Financial Corp.
filed 2009-11-09
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004-3510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	973-244-4500

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 2, 2009.

$0.10 par value common stock - 69,127,100 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at September 30, 2009 and June 30, 2009 (Unaudited)	1

Consolidated Statements of Income for the Three Months
	Ended September 30, 2009 and 2008 (Unaudited)	2-3

Consolidated Statements of Changes in Stockholders’ Equity for the Three
	Months Ended September 30, 2009 and 2008 (Unaudited)	4-6

Consolidated Statements of Cash Flows for the Three
	Months Ended September 30, 2009 and 2008 (Unaudited)	7-8

	Notes to Consolidated Financial Statements	9-29

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	30-42

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	43-50

Item 4:	Controls and Procedures	51

PART II - OTHER INFORMATION		52-54

SIGNATURES		55

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	September 30,	June 30,
	2009	2009
Assets

Cash and amounts due from depository institutions	$31,632	$25,970
Interest-bearing deposits in other banks	89,973	185,555

Cash and Cash Equivalents	121,605	211,525

Securities available for sale (amortized cost $31,533 and $31,658)	29,633	28,027
Securities held to maturity (estimated fair value $50,000 and $0)	50,000	—
Loans receivable, including net deferred loan costs of $586 and $962	1,059,669	1,045,847
Less allowance for loan losses	(6,810)	(6,434)

Net Loans Receivable	1,052,859	1,039,413

Mortgage-backed securities available for sale (amortized cost $724,847 and $665,127)	749,166	683,785
Mortgage-backed securities held to maturity (estimated fair value $3,685 and $3,678)	3,811	4,321
Premises and equipment	35,810	35,495
Federal Home Loan Bank of New York (“FHLB”) stock	12,950	12,950
Interest receivable	8,136	8,237
Goodwill	82,263	82,263
Bank owned life insurance	16,407	16,267
Deferred income tax assets, net	—	1,395
Other assets	2,009	1,243

Total Assets	$2,164,649	$2,124,921

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$55,659	$51,210
Interest-bearing	1,400,346	1,369,991

Total Deposits	1,456,005	1,421,201

Advances from FHLB	210,000	210,000
Advance payments by borrowers for taxes	5,456	5,714
Deferred income tax liabilities, net	1,033	—
Other liabilities	10,198	11,286

Total Liabilities	1,682,692	1,648,201

Stockholders’ Equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none issued
and outstanding	—	—
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares
issued; 69,155,000 and 69,241,600 shares outstanding, respectively	7,274	7,274
Paid-in capital	209,928	208,577
Retained earnings	309,930	309,687
Unearned Employee Stock Ownership Plan shares; 1,078,939 shares
and 1,115,308 shares, respectively	(10,789)	(11,153)
Treasury stock, at cost; 3,582,500 shares and 3,495,900 shares, respectively	(46,953)	(45,985)
Accumulated other comprehensive income	12,567	8,320

Total Stockholders’ Equity	481,957	476,720

Total Liabilities and Stockholders’ Equity	$2,164,649	$2,124,921

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended September 30,
	2009	2008

Interest Income:
Loans	$14,879	$15,102
Mortgage-backed securities	7,829	9,124
Securities:
Taxable	60	126
Tax-exempt	158	159
Other interest-earning assets	230	649

Total Interest Income	23,156	25,160

Interest Expense:
Deposits	7,828	9,730
Borrowings	2,075	2,187

Total Interest Expense	9,903	11,917

Net Interest Income	13,253	13,243

Provision for Loan Losses	858	—

Net Interest Income after Provision
for Loan Losses	12,395	13,243

Non-Interest Income:
Fees and service charges	378	428
Loss on sale of securities	—	(415)
Other-than-temporary security
impairment:
Total	(295)	—
Less: Portion recognized in
other comprehensive income	197	—
Portion recognized in earnings	(98)	—
Miscellaneous	240	295

Total Non-Interest Income	520	308

Non-Interest Expenses:
Salaries and employee benefits	6,682	6,414
Net occupancy expense of
premises	1,017	1,003
Equipment	1,072	1,071
Advertising	214	298
Federal deposit insurance
premium	157	54
Directors’ compensation	556	556
Miscellaneous	1,319	1,222

Total Non-Interest Expenses	$11,017	$10,618

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended September 30,
	2009	2008

Income Before Income Taxes	$1,898	$2,933
Income Taxes	803	1,197

Net Income	$1,095	$1,736

Net Income per Common
Share (EPS):
Basic	$0.02	$0.03
Diluted	0.02	0.03

Weighted Average Number of
Common Shares Outstanding:
Basic	68,074	69,205
Diluted	68,074	69,236

Dividends Declared Per Common
Share (Public)	$0.05	$0.05

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2008

(In Thousands, Except Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	(Loss) Income	Total

Stock option expense	—	—	476	—	—	—	—	476
Treasury stock purchases	(48)	—	—	—	—	(542)	—	(542)
Restricted stock plan shares earned (63 shares)	—	—	772	—	—	—	—	772
Tax effect from stock based compensation	—	—	15	—	—	—	—	15
Cash dividends declared ($0.05/public share)	—	—	—	(908)	—	—	—	(908)
Balance - September 30, 2008	70,441	$7,274	$204,646	$307,468	$(12,244)	$(32,565)	$19	$474,598

See notes to consolidated financial statements.	5

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2009

(In Thousands, Except Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2009	69,242	$7,274	$208,577	$309,687	$(11,153)	$(45,985)	$8,320	$476,720
Comprehensive income:
Net income	—	—	—	1,095	—	—	—	1,095
Unrealized gain on securities available for sale, net of deferred income tax expense of $925	—	—	—	—	—	—	4,372	4,372
Non-credit other-than-temporary impairment losses on securities held to maturity, net of deferred income tax benefit of $78	—	—	—	—	—	—	(115)	(115)
Benefit plans, net of deferred income expense tax of $7	—	—	—	—	—	—	(10)	(10)
Total Comprehensive income								5,342
ESOP shares committed to be released (36 shares)	—	—	38	—	364	—	—	402
Dividends contributed for payment of ESOP loan	—	—	25	—	—	—	—	25
Stock option expense	—	—	476	—	—	—	—	476
Treasury stock purchases	(87)	—	—	—	—	(968)	—	(968)
Restricted stock plan shares earned (63 shares)	—	—	771	—	—	—	—	771
Tax effect from stock based compensation	—	—	41	—	—	—	—	41
Cash dividends declared (0.05/public shares)	—	—	—	(852)	—	—	—	(852)
Balance – September 30, 2009	69,155	$7274	$209,928	$309,930	$(10,789)	$(46,953)	$12,567	$481,957

See notes to consolidated financial statements.	6

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended September 30,
	2009	2008

Cash Flows from Operating Activities:
Net income	$1,095	$1,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	425	456
Net amortization of premiums, discounts and loan fees and costs	162	179
Deferred income taxes	(507)	(323)
Amortization of intangible assets	7	11
Amortization of benefit plans’ unrecognized net loss, net of gain
from curtailment	36	49
Provision for loan losses	858	—
Realized loss on sales of securities available for sale	—	415
Loss on other-than-temporary impairment of securities	98	—
Increase in cash surrender value of bank owned life insurance	(140)	(145)
ESOP, stock option plan and restricted stock plan expenses	1,649	1,710
Decrease (increase) in interest receivable	101	(91)
(Increase) decrease in other assets	(232)	396
Increase in interest payable	4	7
(Decrease) increase in other liabilities	(1,138)	935

Net Cash Provided by Operating Activities	2,418	5,335

Cash Flows from Investing Activities:
Proceeds from sale of securities available for sale	—	7,325
Proceeds from repayments of securities available for sale	126	238
Purchase of securities held to maturity	(50,000)	—
Purchase of loans	(20,659)	(27,032)
Net decrease (increase) in loans receivable	5,747	(26,966)
Purchases of mortgage-backed securities available for sale	(105,098)	(11,808)
Purchases of mortgage-backed securities held to maturity	—	(5,972)
Principal repayments on mortgage-backed securities available for sale	45,236	37,781
Principal repayments on mortgage-backed securities held to maturity	264	153
Additions to premises and equipment	(740)	(585)

Net Cash Used in Investing Activities	$(125,124)	$(26,866)

7

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Three Months Ended September 30,
	2009	2008

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	$34,801	$(29,984)
Increase (decrease) in advance payments by borrowers for taxes	(258)	36
Dividends paid to minority stockholders of Kearny Financial Corp.	(855)	(912)
Purchase of common stock of Kearny Financial Corp. for treasury	(968)	(542)
Dividends contributed for payment of ESOP loan	25	19
Tax benefit from stock based compensation	41	15

Net Cash Provided by (Used In) Financing Activities	32,786	(31,368)

Net Decrease in Cash and Cash Equivalents	(89,920)	(52,899)

Cash and Cash Equivalents – Beginning	211,525	131,723

Cash and Cash Equivalents – Ending	$121,605	$78,824

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$1,506	$531

Interest	$9,899	$11,910

Non-cash investing activities:
Increase in real estate owned	$543	$—

See notes to consolidated financial statements.

8

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, changes in stockholders’ equity and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statements of financial condition for June 30, 2009 was derived from the Company’s annual report on Form 10-K. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity and cash flows should be read in conjunction with the 2009 consolidated financial statements, including the notes thereto included in the Company’s annual report on Form 10-K.

3. NET INCOME PER COMMON SHARE (“EPS”)

Basic EPS is based on the weighted average number of common shares actually outstanding including restricted stock awards (see following paragraph) adjusted for Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This guidance is effective for fiscal years beginning after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share computations:

	Three Months Ended
	September 30, 2009
			Per
	Income	Share	Share
	(Numerator)	(Denominator)	Amount
	(In thousands, Except Per Share Data)

Net income	$1,095
Basic earnings per share,
income available to
common stockholders	1,095	68,074	$0.02
Effect of dilutive securities:
Stock options	—	—

	$1,095	68,074	$0.02

	Three Months Ended
	September 30, 2008
			Per
	Income	Share	Share
	(Numerator)	(Denominator)	Amount
	(In thousands, Except Per Share Data)

Net income	$1,736
Basic earnings per share,
income available to
common stockholders	1,736	69,205	$0.03
Effect of dilutive securities:
Stock options	—	31

	$1,736	69,236	$0.03

4. SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through November 9, 2009, the date this document was filed.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued guidance concerning accounting for transfers of financial assets and repurchase financing transactions. This guidance addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The guidance includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The guidance is effective for fiscal years beginning after November 15, 2008 and applies only to original transfers made after that date; early adoption will not be allowed. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued guidance concerning disclosures about derivative instruments and hedging activities, an amendment to previous guidance on the topic. This guidance requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. This guidance also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of the previous guidance has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The guidance is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued guidance concerning determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under guidance concerning goodwill and other intangible assets. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under guidance concerning goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under guidance concerning business combinations, and other GAAP. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued guidance concerning accounting for transfers of financial assets, an amendment to previous guidance on the topic. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this guidance amends previous guidance concerning accounting for transfers and servicing of financial assets and extinguishments of liabilities by removing the concept of a qualifying special-purpose entity from previous guidance on transfers and servicing and removes the exception from applying previous guidance on transfers and servicing to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in previous guidance. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2009, the FASB issued guidance concerning consolidation of variable interest entities to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance also amends previous guidance to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2009, the FASB issued guidance to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP in the United States. This guidance is effective for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued guidance concerning accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. The guidance amends earlier guidance and provides direction for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with the guidance on fair value measurements and disclosures and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

6. STOCK REPURCHASE PLANS

On March 3, 2009, the Company announced that the Board of Directors authorized a fourth stock repurchase plan to acquire up to 936,323 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC. During the quarter ended September 30, 2009, the Company purchased in the open market 86,600 shares at a cost of $968,000, or approximately $11.18 per share. In accordance with the fourth stock repurchase plan, as of September 30, 2009 the Company has purchased in the open market 487,700 shares at a cost of $5.1 million, or approximately $10.55 per share.

7. DIVIDEND WAIVER

During the quarter ended September 30, 2009, Kearny MHC, the federally chartered mutual holding company of the Company waived its right, in accordance with the non-objection previously granted by the Office of Thrift Supervision (“OTS”), to receive cash dividends of approximately $2.5 million declared on the shares of Company common stock it owns.

8. SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses, estimated fair value and stratification by contractual maturity of securities available for sale at September 30 and June 30, 2009 are presented below:

	At September 30,
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,848	$40	$2,810	$6,078
U.S. agency securities	4,518	—	67	4,451
Obligations of state and political
subdivisions	18,167	937	—	19,104

Total securities	31,533	977	2,877	29,633

Mortgage-backed securities:
Government National Mortgage
Association	16,861	984	44	17,801
Federal Home Loan Mortgage
Corporation	294,947	10,001	82	304,866
Federal National Mortgage Association	413,039	13,639	179	426,499

Total mortgage-backed securities	724,847	24,624	305	749,166

Total securities available for sale	$756,380	$25,601	$3,182	$778,799

	At September 30, 2009
	Amortized Cost	Carrying Value
	(In Thousands)
Debt securities:
Due in one year or less	$—	$—
Due after one year through five years	3,916	4,129
Due after five years through ten years	14,213	14,916
Due after ten years	13,404	10,588

Total	$31,533	$29,633

	At June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,846	$40	$3,756	$5,130
U.S. agency securities	4,645	—	88	4,557
Obligations of state and political
subdivisions	18,167	237	64	18,340

Total securities	31,658	277	3,908	28,027

Mortgage-backed securities:
Mortgage pass-through securities:
Government National Mortgage
Association	17,620	861	50	18,431
Federal Home Loan Mortgage
Corporation	282,068	7,980	580	289,468
Federal National Mortgage Association	365,439	10,723	276	375,886

Total mortgage-backed securities	665,127	19,564	906	683,785

Total securities available for sale	$696,785	$19,841	$4,814	$711,812

There were no sales of securities from the available for sale portfolio during the three months ended September 30, 2009. During the three months ended September 30, 2008, the Company executed a redemption-in-kind transaction through which it exchanged its investment in the AMF Ultra Short Mortgage Fund (“AMF Fund”) for a pro-rata portion of its assets in the fund in lieu of a cash redemption. The assets acquired in the transaction included $6.0 million of mortgage-backed securities and $1.3 million in cash held by the fund. The Company recorded losses on the sale of the AMF Fund totaling $415,000 associated with the in-kind redemption transaction.

At September 30 and June 30, 2009, mortgage-backed securities available for sale with carrying value of approximately $242.5 million and $245.2 million, respectively, were utilized as collateral for borrowings via repurchase agreements through the FHLB of New York. As of those same dates, mortgage-backed securities available for sale with carrying value of approximately $1.6 million and $1.6 million, respectively, were pledged to secure public funds on deposit.

At September 30 and June 30, 2009, all obligations of states and political subdivisions were guaranteed by insurance policies issued by various insurance companies.

The Company’s available for sale mortgage-backed securities are generally secured by residential mortgage loans with contractual maturities of 15 years or greater. However, the effective lives of those securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities. Investors in mortgage pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers.

9. SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity at September 30 and June 30, 2009 are as follows:

	At September 30, 2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities:
Debt securities:
U.S. agency securities	$50,000	$—	$—	$50,000

Total securities	50,000	—	—	50,000

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	156	22	—	178
Federal National Mortgage Association	976	96	2	1,070
Non-agency securities	2,097	136	382	1,851

Total collateralized mortgage
obligations	3,229	254	384	3,099

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	190	3	—	193
Federal National Mortgage Association	392	2	1	393

Total mortgage pass-through securities	582	5	1	586

Total mortgage-backed
securities	3,811	259	385	3,685

Total securities held to maturity	$53,811	$259	$385	$53,685

	At September 30, 2009
	Carrying Value	Fair Value
	(In Thousands)
Debt securities:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	50,000	50,000

Total	$50,000	$50,000

	At June 30, 2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	$175	$14	$—	$189
Federal National Mortgage Association	1,030	72	3	1,099
Non-agency securities	2,509	2	731	1,780

Total collateralized mortgage
obligations	3,714	88	734	3,068

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	198	2	—	200
Federal National Mortgage Association	409	2	1	410

Total mortgage pass-through securities	607	4	1	610

Total securities held to maturity	$4,321	$92	$735	$3,678

There were no sales of securities from the held to maturity portfolio during the quarters ended September 30, 2009 and 2008. Held to maturity securities were not utilized as collateral for borrowings nor pledged to secure public funds on deposit during the quarter ended September 30, 2009.

The Company’s held to maturity collateralized mortgage obligations and mortgage pass-through securities are generally secured by residential mortgage loans with contractual maturities of 15 years or greater. However, the effective lives of those securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities. Investors in mortgage pass-though securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers. In addition to mortgage pass-through securities, the held to maturity portfolio also contains collateralized mortgage obligations. Such securities generally represent individual tranches within a larger investment vehicle that is designed to distribute cash flows received on securitized mortgage loans to investors in a manner determined by the overall terms and structure of the investment vehicle and those applying to the individual tranches within that structure.

10. IMPAIRMENT OF SECURITIES

The following three tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at September 30 and June 30, 2009. The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing the certain impairments as “temporary” versus those identified as “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the “available for sale” and “held to maturity” portfolios, except where specifically noted. As noted earlier, the Company’s mortgage-

backed securities held in the available for sale and held to maturity portfolios are generally secured by residential mortgage loans.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
At September 30, 2009:
Trust preferred securities	$—	$—	$5,038	$2,810	$5,038	$2,810
U.S. agency securities	1,797	28	2,653	39	4,450	67
Mortgage pass-through securities	7,441	34	10,901	271	18,342	305

Total	9,238	62	18,592	3,120	27,830	3,182

At June 30, 2009:
Trust preferred securities	$—	$—	$4,090	$3,756	$4,090	$3,756
U.S. agency securities	79	1	4,451	87	4,530	88
Obligations of state and
political subdivisions	—	—	3,767	64	3,767	64
Mortgage pass-through securities	31,356	546	22,085	360	53,441	906

Total	$31,435	$547	$34,393	$4,267	$65,828	$4,814

The number of available for sale securities with unrealized losses at September 30, 2009 totaled 59 and included four trust preferred securities, eight U.S. agency securities and 47 mortgage-backed securities. The number of available for sale securities with unrealized losses at June 30, 2009 totaled 80 and included four trust preferred securities, eight U.S. agency securities, 12 obligations of state and political subdivisions and 56 mortgage-backed securities.

	Less than 12 Months		12 Months or More		Total
	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
At September 30, 2009:
Collateralized mortgage
obligations	$73	$19	$1,105	$365	$1,178	$384
Mortgage pass-through securities	57	1	—	—	57	1

Total	$130	$20	$1,105	$365	$1,235	$385

At June 30, 2009:
Collateralized mortgage
obligations	$1,570	$734	$—	$—	$1,570	$734
Mortgage pass-through securities	120	1	—	—	120	1

Total	$1,690	$735	$—	$—	$1,690	$735

The number of held to maturity securities with unrealized losses at September 30, 2009 totaled 44 and included two mortgage-backed securities and 42 collateralized mortgage obligations. The number of held to maturity securities with unrealized losses at June 30, 2009 totaled 47 and included seven mortgage-backed securities and 40 collateralized mortgage obligations.

U.S. Agency Mortgage-backed Securities. The carrying value of the Company’s agency mortgage-backed securities totaled $750.9 million including collateralized mortgage obligations of $1.1 million at September 30, 2009 and comprised 90.2% of total investments and 34.7% of total assets as of that date. This category of securities generally includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored entities such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities. Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government. Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby assuring the creditworthiness of the mortgage-backed securities issued by those agencies.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated. Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired “available for sale” securities until the fair value of the securities recover to a level equal to or greater than the Company’s amortized cost. As of September 30, 2009 the Company has not decided to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

Finally, the Company purchased these securities at either discounts or nominal premiums relative to their par amounts. Accordingly, the Company expects that the securities will not be settled for a price less than their amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency mortgage-backed securities with unrealized losses at September 30, 2009 to be “other-than-temporarily” impaired as of that date.

Non-agency Mortgage-backed Securities. The outstanding balance of the Company’s non-agency mortgage-backed securities totaled $2.1 million at September 30, 2009 and comprised less than one percent of total investments and total assets as of that date. All such securities were acquired during fiscal 2009 when the Company invoked a redemption-in-kind relating to its prior investment in the AMF Fund.

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

Securities determined to be potentially other-than-temporarily impaired are individually analyzed to determine the “credit-related” and “noncredit-related” portions of the impairment. As noted earlier, a credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on an other-than-temporarily impaired security fall below its amortized cost. Projected cash flows for the Company’s non-agency mortgage-backed securities are modeled using an automated securities analytics system that is commonly used by institutional investors and the broker/dealer community. The system generates an individual tranche’s projected cash flows based upon several input assumptions regarding the payment performance of the mortgage loans underlying the larger investment vehicle of which the Company’s tranche is a part. Such assumptions include, but may not be limited to, loan prepayment rates, loan default rates, and the severity of actual losses on defaulting loans. The Company generally bases the input values for these assumptions on historical data reported by the analytics system. The Company then calculates the present value of those cash flows based upon the appropriate discount rate required by the applicable accounting guidance.

The impairments of those securities whose cash flows, when present valued, fall below the Company’s amortized cost due to expected principal losses are identified as other-than-temporary. The amount by which the present value of the expected cash flows falls below the Company’s amortized cost of the security is identified as the credit-related portion of the other-than-temporary impairment. The remaining portion, where applicable, is identified as noncredit-related, other-than-temporary impairment.

The impairments of those individually analyzed securities whose cash flows, when present valued, exceed the Company’s amortized cost or otherwise reflect no expected principal losses, are generally identified as temporary. Similarly, the impairments associated with those securities that have generally retained their investment-grade credit rating and whose additional factors, as noted above, are not characterized by potentially adverse attributes, are also generally identified as temporary. In such cases, the Company attributes the unrealized losses to the same fluctuating market-related factors as those affecting agency mortgage-backed securities, noting, in particular, the comparatively greater temporary adverse effect on fair value arising from the general illiquidity of non-agency, investment grade mortgage-backed securities in the marketplace compared to agency-guaranteed mortgage-backed securities. In light of these factors, the related impairments are defined as “temporary”.

The classification of impairment as “temporary” is further reinforced by the Company’s stated intent and ability to “hold to maturity” all of its non-agency mortgage-backed securities which allows for an adequate timeframe during which the fair values of the impaired securities are expected to recover to the level of their amortized cost. As of September 30, 2009 the Company has not decided to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

In light of the factors noted above, the Company concluded that 24 of its 59 non-agency mortgage-backed securities with book values, excluding impairments, totaling approximately $1.8 million were “other-than-temporarily” impaired by approximately $1.3 million as of September 30, 2009 comprising $518,000 and $746,000 of credit-related and non-credit related impairments, respectively. The Company does not consider the remaining 35 non-agency mortgage-backed securities with amortized costs of approximately $1.6 million to be “other-than-temporarily” impaired as of that date.

U.S. Agency Securities. The outstanding balance of the Company’s U.S. agency debt securities totaled $54.5 million at September 30, 2009 and comprised 6.5% of total investments and 2.5% of total assets as of that date. Such securities are comprised of $50.0 million of U.S. agency debentures and $4.5 million of securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government sponsored entity.

At September 30, 2009, there were no unrealized losses on the Company’s U.S. agency debentures. Unrealized losses within this category were limited to the Company’s SBA securities. With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debt securities are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on supply and demand. With regard to interest rates, the Company’s SBA securities are variable rate investments whose interest coupons are generally based on the Prime index minus a margin. Based upon the historically low level of short term market interest rates, of which the Prime index is one measure, the current yields on these securities are comparatively low. Consequently, the fair value of the securities, as determined based upon the market price of these securities, reflects the adverse effects of the historically low market interest rates at September 30, 2009.

Like the mortgage-backed securities described earlier, the currently diminished fair value of the Company’s SBA securities also reflects the extended average lives of the underlying loans resulting from loan prepayment prohibitions that may be embedded in the underlying loans coupled with the generally reduced availability of credit in the marketplace reducing borrower refinancing opportunities. Such influences extend the timeframe over which an investor would anticipate holding the security at a “below market” yield. Similarly, the price of securitized SBA loan pools, also reflects the reduced demand and increased supply in the marketplace attributable to similar factors as those applying to mortgage-backed securities, as presented above.

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

While all of its securitized SBA loan pools are classified as “available for sale”, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired securities until the fair value of the securities recover to a level equal to or greater than the Company’s amortized cost. As of September 30, 2009 the Company has not decided to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. Moreover, the Company purchased these securities at either par or nominal premiums. Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency securities with unrealized losses at September 30, 2009 to be “other-than-temporarily” impaired as of that date. As such, the temporary impairments associated with these available for sale securities continue to be recognized through other comprehensive income.

Obligations of States and Political Subdivisions. The outstanding balance of the Company’s securities representing obligations of state and political subdivisions totaled $19.1 million at September 30, 2009 and comprised 2.3% of total investments and 0.9% of total assets as of that date. Such securities are generally comprised of bank qualified securities representing general obligations of New Jersey municipalities or the obligations of their related entities such as boards of education or utility authorities.

At September 30, 2009, there were no unrealized losses on the Company’s portfolio of municipal obligations. Such unrealized losses were reported within the portfolio at June 30, 2009. In general, however, the Company generally evaluates the level of credit risk for each of the securities within this category based upon ratings assigned by one or more credit rating agencies. Currently, all securities within this category are investment grade with ratings of AA+ or higher by Fitch Ratings (“Fitch”) and Aa3 or higher by Moody’s Investors Service (“Moody’s).

Trust Preferred Securities. The outstanding balance of the Company’s trust preferred securities totaled $6.1 million at September 30, 2009 and comprised less than one percent of total investments and total assets as of that date. The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of September 30, 2009, that were originally issued by four separate financial institutions. As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

Specifically, impairments associated with investment-grade trust preferred securities are generally categorized as “noncredit-related” given the nominal level of credit losses that would be expected based upon such ratings. At September 30, 2009, the Company owned two securities at an amortized cost of $2.9 million that were uniformly rated as investment grade by Moody’s, Fitch and Standard & Poor’s Financial Services (“S&P”). The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month Libor plus a margin. Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low. Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at September 30, 2009.

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

In light of the factors noted above, the Company does not consider its investments in those trust preferred securities with unrealized losses at September 30, 2009 that were uniformly rated as investment grade to be “other-than-temporarily” impaired for “credit-related” reasons as of that date.

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

At September 30, 2009, the Company owned two securities at an amortized cost of $4.9 million that were rated as investment grade by Moody’s, but below investment grade by Fitch and S&P. The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

In evaluating the impairment associated with these securities, the Company noted the overall financial strength and continuing expected viability of the issuing entity’s parent, particularly given their systemically critical role in the marketplace. The Company noted the security’s absence of historical defaults or payment deferrals throughout prior business cycles and continued performance throughout the current fiscal crisis. The Company also noted the disparity between investment-grade and non-investment grade ratings for the securities among rating companies which demonstrates the current level of uncertainty regarding credit-risk in the marketplace. Given these factors, the Company had no basis upon which to estimate an adverse change in the expected cash flows over the securities’ remaining terms to maturity.

In light of the factors noted above, the Company does not consider its investments in those trust preferred securities with unrealized losses at September 30, 2009 that were characterized by one or more non-investment grade ratings to be “other-than-temporarily” impaired for “credit-related” reasons as of that date.

While all of its trust preferred securities are classified as “available for sale”, the Company has both the ability and intent, as of the periods presented, to hold the impaired securities until their fair values recover to a level equal to or greater than the Company’s amortized cost. Toward that end, the fair values of the two securities with combined amortized costs totaling $2.9 million representing de-facto obligations of JPMorgan Chase & Co increased by approximately $355,000 or 11.8% of par to $2.0 million at September 30, 2009 from $1.7 million at June 30, 2009. Additionally, the fair values of the two securities with combined amortized costs totaling $4.9 million representing de-facto obligations of Bank of America Corporation increased $594,000 or $11.9% of par to $3.0 million at September 30, 2009 from $2.4 million at June 30, 2009.

As of September 30, 2009 the Company has not decided to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. Moreover, the Company purchased these securities at nominal discounts. Call provisions, where applicable, require full repayment of principal at par or higher by the issuer. Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its investments in trust preferred securities with unrealized losses at September 30, 2009 to be “other-than-temporarily” impaired as of that date. As such, the temporary impairments associated with these available for sale securities continue to be recognized through other comprehensive income.

The following table presents roll forwards of OTTI recognized in earnings due to credit-related losses. At September 30, 2009, all OTTI are attributed to credit-related factors and have been recognized through earnings.

		Activity in credit-related other-than-temporary impairment (“OTTI”) recognized through earnings for the three months ended September 30, 2009
	Cumulative balance of credit-related OTTI recognized in earnings through June 30, 2009	Additions for newly identified credit-related OTTI	Additions to existing OTTI for further credit-related declines in fair value	Reductions in credit-related OTTI for security sale	Reductions in credit-related OTTI due to accretion of impairment into interest income	Cumulative balance of credit-related OTTI recognized in earnings through September 30, 2009
	(In Thousands)
Collateralized mortgage
obligations:
Non-agency securities	$434	$7	$90	$-	$13	$518

11. BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months Ended September 30,
	2009	2008
	(In Thousands)

Service cost	$38	$37
Interest cost	90	88
Amortization of unrecognized transition
obligation	—	11
Amortization of unrecognized past service
liability	17	17
Amortization of unrecognized net actuarial
loss	18	21

Net periodic benefit expense	$163	$174

Effective July 1, 2008, the Company adopted the measurement date provisions of the FASB’s guidance on employers’ accounting for defined benefit pension and other postretirement plans, which requires the date at which the benefit obligation and plan assets are measured to be the Company’s fiscal year end. The adjustment to initially apply this guidance resulted in an after-tax reduction of retained earnings and increase to other comprehensive income of approximately $66,000 and $16,000, respectively, effective July 1, 2008.

In September 2006, the FASB issued guidance concerning accounting for deferred compensation and postretirement benefit aspects of endorsement split dollar life insurance arrangements. This guidance requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Company adopted the guidance on July 1, 2008, and recorded a cumulative effect adjustment of $480,000 as a reduction of retained earnings effective July 1, 2008. Total compensation expense for the three months ended September 30, 2009 and 2008 was approximately $6,000 and $8,000, respectively, as a result of the adoption of this guidance.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective July 1, 2008, the Company adopted FASB’s guidance on fair value measurement. The guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. The guidance clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

Additional guidance concerning the effective date of FASB’s statement on fair value measurement issued in February 2008, delayed the effective date of the guidance for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In August 2009, the FASB issued guidance concerning fair value measurements and disclosures, specifically measuring liabilities at fair value. The amendments within the guidance clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: A valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or another valuation technique that is consistent with the principles of the guidance. Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In September 2009, the FASB issued guidance concerning fair value measurements and disclosures, specifically investments in certain entities that calculate net asset value per share (or its equivalent). The amendments within the guidance create a practical expedient to measure the fair value of an investment in the scope of the amendments in this guidance on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date; require disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees; improve financial reporting by permitting use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value; and improve transparency by requiring additional disclosures about investments in the scope of the amendments in this guidance to enable users of financial statements to understand the nature and risks of investments and whether the investments are probable of being sold at amounts different from net asset value per share. The guidance is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

The guidance on fair value measurement describes three levels of inputs that may be used to measure fair value:

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At September 30, 2009:
Securities available for
sale	$-	$28,593	$1,040	$29,633
Mortgage-backed
securities available
for sale	-	749,166	-	749,166

At June 30, 2009
Securities available for
sale	$-	$26,987	$1,040	$28,027
Mortgage-backed
securities available for sale	-	683,785	-	683,785

The fair values of securities available for sale (carried at fair value) or held to maturity (carried at amortized cost) are primarily determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs. It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028. Generally management has been unable to obtain a marketquote due to a lack of trading activity for this security; therefore, it has been valued using its call price, which is on a sliding scale adjusting lower each June 15th until 2018 when the call price settles at 100% of par. The aforementioned security was most recently re-priced as of June 15, 2009.

Those assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At September 30, 2009
Impaired loans	$-	$-	$11,784	$11,784
Other-than-temporarily
impaired securities
held to maturity	-	388	-	388

At June 30, 2009
Impaired loans	$-	$-	$3,949	$3,949
Other-than-temporarily
impaired securities
held to maturity	-	274	-	274

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Market value is measured based on the value of the collateral securing the loan and is classified at a Level 3 in the fair value hierarchy. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s guidance on accounting by creditors for impairment of a loan with the fair value estimated using the market value of the collateral reduced by estimated disposal costs. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Impaired loans valued using Level 3 inputs had principal balances totaling $14.1 million and $5.4 million with valuation allowances of $2.4 million and $1.4 million at September 30, 2009 and June 30, 2009, respectively.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at September 30 and June 30, 2009:

Cash and Cash Equivalents, Interest Receivable and Interest Payable. The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities. See the discussion presented on Page 26 concerning assets measured at fair value on a recurring basis.

Loans Receivable. The fair value of loans receivable is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

Deposits. The fair value of demand, savings and club accounts is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market.

Advances from FHLB. Fair value is estimated using rates currently offered for advances of similar remaining maturities.

Commitments. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure. The contractual amounts of unfunded commitments are presented on Page 39.

The carrying amounts and estimated fair values of financial instruments are as follows:

	At September 30, 2009		At June 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$121,605	$121,605	$211,525	$211,525
Securities available for sale	29,633	29,633	28,027	28,027
Securities held to maturity	50,000	50,000	—	—
Loans receivable	1,052,859	1,065,505	1,039,413	1,048,219
Mortgage-backed securities available for sale	749,166	749,166	683,785	683,785
Mortgage-backed securities held to maturity	3,811	3,685	4,321	3,678
Interest receivable	8,136	8,136	8,237	8,237

Financial liabilities:
Deposits (A)	1,456,005	1,464,281	1,421,201	1,430,796
Advances from FHLB	210,000	252,321	210,000	238,714
Interest payable on FHLB advances	1,059	1,059	1,058	1,058

(A) Includes accrued interest payable on deposits of $128 and $125, respectively.

Limitations. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instrument, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instrument and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities. Additional potential factors include changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of the Bank. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2009 and June 30, 2009

General. Total assets increased $39.7 million to $2.16 billion at September 30, 2009 from $2.12 billion at June 30, 2009. The increase in total assets was due primarily to an increase in non-mortgage-backed securities, mortgage-backed securities and net loans partially offset by a decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning deposits in other banks, decreased $89.9 million to $121.6 million at September 30, 2009 from $211.5 million at June 30, 2009. The reported reduction in short term, liquid assets reflects, in part, the reinvestment of a portion of the Company’s excess liquidity during the current quarter into investment securities which is discussed below in greater detail under the heading of Liquidity and Capital Resources.

At September 30, 2009, the remaining balance of interest-bearing deposits primarily included funds on deposit with a money center bank and the FHLB of New York. Management routinely transfers funds between the two depository institutions to maximize the return on the funds, with the former pricing off of 30-day Libor and the latter off of the federal funds rate.

Securities Available for Sale. Non-mortgage-backed securities classified as available for sale increased by $1.6 million to $29.6 million at September 30, 2009 from $28.0 million at June 30, 2009. The increase in the portfolio was attributable to an increase in the fair value of the portfolio partially offset by principal repayments. At September 30, 2009, the available for sale non-mortgage-backed securities portfolio consisted of $4.4 million of SBA pass-through certificates, $19.1 million of municipal bonds and $6.1 million of single issuer trust preferred securities with amortized costs of $4.5 million, $18.2 million and $8.8 million, respectively. The net unrealized loss for this portfolio was reduced to $1.9 million at September 30, 2009 from $3.6 million as of June 30, 2009. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at September 30, 2009. (For additional information refer to Note 10 to consolidated financial statements.)

Securities Held to Maturity. Non-mortgage-backed securities classified as held to maturity increased to $50.0 million at September 30, 2009 from $-0- at June 30, 2009 resulting from the Company’s purchase of agency debentures during the current quarter. The purchase of these securities during the quarter deployed a portion of the Company’s excess liquidity that had accumulated for the reasons noted earlier.

Loans Receivable. Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased $13.4 million to $1.05 billion at September 30, 2009 from $1.04 billion at June 30, 2009. The increase in net loans receivable was primarily attributable to net increases in the balances of residential mortgage loans, commercial loans and construction loans partially offset by a decline in the balance of other loans.

Residential mortgage loans, in aggregate, increased by $1.8 million to $816.6 million at September 30, 2009 from $814.8 million at June 30, 2009. The components of the aggregate increase included growth in one-to-four family first mortgage loans of $4.3 million to $693.6 million at September 30, 2009 partially offset by decreases in home equity loans and home equity lines of credit of $2.0 million and $535,000, respectively, whose ending balances at September 30, 2009 were $111.4 million and $11.6 million, respectively. The nominal increase in the balance of residential mortgage loans reflects management’s continued adherence to its disciplined pricing policy coupled with the effects of diminished loan demand in the marketplace arising from challenging economic conditions and diminished real estate values which have adversely impacted residential real estate purchase and refinancing activity. In total, residential mortgage loan origination volume for the three months ended September 30, 2009 was $39.9 million reflecting originations of one-to-four family first mortgage loans of $28.3 million and aggregate originations of home equity loans and home equity lines of credit of $11.6 million.

Commercial loans, in aggregate, increased by $11.4 million to $223.6 million at September 30, 2009 from $212.2 million at June 30, 2009. The components of the aggregate increase included growth in nonresidential mortgage loans and business loans of $12.0 million and $403,000, respectively, whose ending balances at September 30, 2009 were $183.8 million and $15.2 million, respectively. Partially offsetting these increases was a decline in multi-family mortgage loans of $990,000 to $24.6 million at September 30, 2009. The net growth in commercial loans reflects the Company’s long-term expanded strategic emphasis in commercial lending coupled with a continuing favorable pricing environment for these loans. In total, commercial loan origination volume for the three months ended September 30, 2009 was $14.9 million reflecting originations of nonresidential and multi-family mortgage loans of $13.7 million and originations of business loans of $1.2 million.

The outstanding balance of construction loans, net of loans-in-process, increased by $1.1 million to $14.4 million at September 30, 2009. The net increase in construction loans resulted from additional disbursements on construction loans less repayments on such loans. Construction loan originations for the three months ended September 30, 2009 totaled $4.1 million.

Finally, other loans, primarily comprising account loans and deposit account overdraft lines of credit, decreased $100,000 to $4.4 million at September 30, 2009. Other loan originations for the three months ended September 30, 2009 totaled $374,000.

The balance of the allowance for loan losses increased by $376,000 to $6.8 million or 0.64% of total loans at September 30, 2009 from $6.4 million or 0.62% of total loans at June 30, 2009. As of those same dates, nonperforming loans increased $6.7 million to $19.9 million or 1.88% of total loans from $13.2 million or 1.26% of total loans.

The increase in nonperforming loans included an increase in the balance of loans 90 days or more past due and still accruing of $7.3 million to $12.3 million at September 30, 2009 from $5.0 million at June 30, 2009. For those same comparative dates, the corresponding number of loans 90 days or more past due and still accruing increased by 19 to 31 loans from 12 loans. Loans reported as 90 days or more past due and still accruing at September 30, 2009 include 21 residential mortgage loans totaling $9.8 million, two construction loans totaling $1.9 million, two secured business loans totaling $553,000 and six consumer loans totaling $18,000.

The 21 residential mortgage loans totaling $9.8 million reported as 90 days or more past due and still accruing represent residential mortgage loans secured by New Jersey properties that were purchased from a nationwide mortgage loan originator and continue to be serviced by that organization. In accordance with our agreement, the servicer advances scheduled principal and interest payments to the Bank when such payments are not made by the borrower. The timely receipt of principal and interest from the servicer ensures the continued accrual status of the Bank’s loan. However, the delinquency status reported for these nonperforming loans reflects the borrower’s actual delinquency irrespective of the Bank’s receipt of advances which will be recouped by the servicer from the Bank in the event the borrower does not reinstate the loan. Based upon updated collateral valuations, the Bank has established specific valuation allowances totaling $1.5 million for the identified impairment attributable to 17 of these 21 loans at September 30, 2009. The remaining 10 loans reported as 90 days or more past due and still accruing totaling $2.5 million are in various stages of collection, workout or foreclosure with no estimated impairments requiring specific valuation allowances based upon the Company’s evaluation at September 30, 2009.

The net increase in nonperforming loans attributable to loans 90 days or more past due and still accruing was partially offset by a $531,000 decrease in the balance of nonaccrual loans to $7.6 million at September 30, 2009 from $8.1 million at June 30, 2009. For those same comparative dates, the corresponding number of nonaccrual loans increased by four to 25 loans from 21 loans. Nonaccrual loans at September 30, 2009 include 15 residential mortgage loans totaling $1.9 million, three construction loans totaling $714,000, three multi-family loans totaling $604,000, two nonresidential mortgage loans totaling $4.4 million, one secured business loan totaling $9,600 and one consumer loan totaling $2,500.

At September 30, 2009, two of the three nonaccrual multifamily mortgage loans totaling $483,000 represent nonperforming participations acquired through the Thrift Institutions Community Investment Corporation (“TICIC”), a subsidiary of the New Jersey Bankers Association. The Company has established specific valuation allowances in the full amount of the outstanding balances of these two loans based upon the expected losses associated with these loans. Additionally, the Company has established a specific valuation allowance of $33,000 for the impairment identified on one of the two nonaccrual nonresidential mortgage loans whose outstanding balance totaled $1.7 million at September 30, 2009. Finally, the Company has established a specific valuation allowance of $1,900 for the impairment identified on the one secured business loan totaling $9,600 that was reported as nonaccrual at September 30, 2009. The remaining 21 nonaccrual loans totaling $5.4 million are in various stages of collection, workout or foreclosure with no estimated losses requiring specific valuation allowances based upon the Company’s evaluation at September 30, 2009.

In addition to the loans noted above, the Company has established additional specific valuation allowances of approximately $330,000 attributable to three impaired multifamily loans with aggregate outstanding principal balances of $3.6 million. While not nonperforming at September 30, 2009, the loans are adversely classified with impairments identified in the amount of the specific valuation allowances noted.

Mortgage-backed Securities Available for Sale. Mortgage-backed securities available for sale, all of which are government agency pass-through certificates, increased $65.4 million to $749.2 million at September 30, 2009 from $683.8 million at June 30, 2009. The net increase resulted from the purchase of approximately $105.1 million of fixed rate, agency mortgage-backed securities that was partially offset by principal repayments, maturities and a nominal change in fair value during the quarter ended September 30, 2009. The purchase of the mortgage-backed securities during the quarter deployed a portion of the Company’s excess liquidity that had accumulated for the reasons noted earlier. The net unrealized gain for this portfolio was $24.3 million as of September 30, 2009. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at September 30, 2009. The purchase of the mortgage-backed securities during the quarter ended September 30, 2009 included approximately $4.6 million of issues eligible to meet the Community Reinvestment Act investment test during the reporting period. (For additional information refer to Note 10 to consolidated financial statements.)

Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased $510,000 to $3.8 million at September 30, 2009 from $4.3 million at June 30, 2009  due primarily to principal repayments and the recognition of an additional $295,000 of other-than-temporary impairment in the value of certain non-agency collateralized mortgage obligations in the portfolio. At September 30, 2009, an analysis of the non-agency collateralized mortgage obligations resulted in the conclusion that securities having an aggregate amortized cost, adjusted for prior impairment charges, of $754,000 were other-than-temporarily impaired by an additional $295,000. Of this impairment, $98,000 was determined to be credit-related, and therefore recognized through earnings, while $197,000 was determined to be noncredit-related and therefore recognized through other comprehensive income. At September 30, 2009, the Company’s non-agency collateralized mortgage obligations have a total book value, net of other-than-temporary impairment charges, of $2.1 million and fair value of $1.9 million with the difference attributed to temporary impairments of value. The remainder of the held to maturity mortgage-backed securities portfolio comprises government agency mortgage pass-through securities and collateralized mortgage obligations that were not other-than-temporarily impaired based upon management’s evaluation at September 30, 2009. (For additional information refer to Note 10 to consolidated financial statements.)

Other Assets. Noteworthy changes in the balances of other assets from June 30, 2009 to September 30, 2009 include increases in the balance of premises and equipment and bank owned life insurance. Premises and equipment increased $315,000 to $35.8 million during the three months ended September 30, 2009 due primarily to construction costs associated with a new retail branch in Pequannock, New Jersey. During that same period, the balance of bank owned life insurance increased $140,000, to $16.4 million resulting from an increase in the cash surrender value of the underlying insurance policies. By contrast, the balance of deferred income taxes was reduced from $1.4 million at June 30, 2009 to $-0- at September 30, 2009 reflecting a change in the Company’s net deferred income tax position from a net deferred income tax asset to a net deferred income tax liability. The change was largely attributable to an increase in the tax-effected unrealized gains associated with the Company’s available for sale investment securities portfolios from June 30, 2009 to September 30, 2009. A related increase in deferred income tax liabilities has also been recorded at September 30, 2009.

Deposits. Deposits increased $34.8 million to $1.46 billion at September 30, 2009 from $1.42 billion at June 30, 2009. Management continued to maintain disciplined pricing during the reporting period. Nevertheless, growth was reported across all categories of deposits. For the quarter ended September 30, 2009, interest-bearing demand deposits increased $10.8 million to $174.4 million, savings deposits increased $3.2 million to $304.8 million, certificates of deposit increased $16.4 million to $921.1 million and non-interest-bearing demand deposits increased $4.4 million to $55.7 million. In general, depositors have been lengthening the maturities of their certificates of deposit, particularly by transferring maturing accounts to 24-month and 36-month certificates of deposit in order to improve the yield.

Advances from FHLB. The outstanding balance of FHLB advances was unchanged at $210 million at September 30, 2009 from June 30, 2009 reflecting the absence of new advances or maturities during the most recent quarter.

Stockholders’ Equity. During the quarter ended September 30, 2009, stockholders’ equity increased $5.3 million to $482.0 million from $476.7 million at June 30, 2009. The increase was primarily attributable to a $4.2 million increase in accumulated other comprehensive income due to the aggregate mark-to-market adjustment to the available for sale securities portfolios and benefit plan related adjustments to equity and net income during the quarter of $1.1 million. Also contributing to the increase was $402,000 of ESOP shares earned, $771,000 of restricted stock plan shares earned and an adjustment to equity of $476,000 for expensing stock options. Partially offsetting these increases to stockholders' equity was a $968,000 increase in treasury stock due to the purchase of 87,000 shares of the Company’s common stock as well as an $852,000 cash dividend declared for payment to minority shareholders.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and September 30, 2008

General. Net income for the three months ended September 30, 2009 was $1.1 million, or $0.02 per diluted share; a decrease of $641,000 compared to $1.7 million, or $0.03 per diluted share for the three months ended September 30, 2008. The decrease in net income between the comparative quarters resulted primarily from increases in the provision for loan loss and noninterest expense which were partly offset by an increase in noninterest income and, to a lesser extent, an increase net interest income. The net increase in noninterest income reflected a reduction in losses on investment securities partly offset by a reduction in other noninterest income. In total, these factors resulted in an overall decrease in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the three months ended September 30, 2009 was $13.3 million, an increase of $10,000 from $13.2 million for the three months ended September 30, 2008. The increase in net interest income between the comparative quarters resulted from a decrease in interest expense that outpaced the concurrent decrease in interest income. In general, the decrease in interest expense reflected a continued decline in the cost of deposits resulting primarily from the downward re-pricing of certificates of deposit while the decrease in interest income was primarily attributable to an increase in the average balance of lower yielding cash and cash equivalents in relation to other interest earning assets.

As a result of these factors, the Company’s net interest rate spread increased 20 basis points to 2.32% for the three months ended September 30, 2009 from 2.12% during the for the three months ended September 30, 2008. The increase in the net interest rate spread reflected a decrease in the cost of interest bearing liabilities of 65 basis points from 3.12% to 2.47% which was partially offset by a decrease in the yield on earning assets of 45 basis points to 4.79% from 5.24% for the same comparative periods. A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

Notwithstanding the increase in net interest income and net interest rate spread, the Company’s net interest margin declined two basis points to 2.74% for the three months ended September 30, 2009 from 2.76% from the three months ended September 30, 2008. The decline in the net interest margin reflects proportionately greater growth in the average balance of noninterest-earning assets compared with that of noninterest-bearing liabilities between the comparative quarters. Specifically, the average balance of noninterest-bearing liabilities increased by $3.1 million to $74.2 million for the three months ended September 30, 2009 from $71.1 million for the three months ended September 30, 2008. By comparison, the average balance of noninterest-earning assets increased by $66.1 million to $217.3 million for the three months ended September 30, 2009 from $151.2 million for the three months ended September 30, 2008. The disparity in growth between noninterest-earning assets versus noninterest-bearing liabilities is also reflected in the Company’s ratio of average interest-earning assets to average interest-bearing liabilities which decreased to 120.75% at September 30, 2009 from 125.55% at September 30, 2008.

The increase in noninterest-earning assets was primarily attributable to growth in the average balance of noninterest earning cash. The growth in the Company’s short term, liquid assets, including noninterest-earning cash, had accumulated over several consecutive quarters due largely to retail deposit growth outpacing the Company’s near-term ability to deploy such funds into high quality loans. As noted in greater detail below, a portion of such funds were reinvested into high quality investment securities late in the quarter ended September 30, 2009.

The Company may be required to record an additional significant noninterest-earning prepaid expense asset during the quarter ending December 31, 2009 if the FDIC requires the Bank to prepay its deposit insurance premiums through 2012 as proposed. (For additional information, see Liquidity and Capital Resources discussion below).

Interest Income. Total interest income decreased $2.0 million to $23.2 million for the three months ended September 30, 2009 from $25.2 million for the three months ended September 30, 2008. The decrease in interest income reflected a decrease in the average yield on earning assets which declined 45 basis points to 4.79% for the three months ended September 30, 2009 from 5.24% for the three months ended September 30, 2008. The decrease in the average yield was partially offset by an increase in the average balance of interest-earning assets which increased $16.0 million to $1.94 billion from $1.92 billion for the same comparative periods.

Interest income from loans decreased $223,000 to $14.9 million for the three months ended September 30, 2009 from $15.1 million for the three months ended September 30, 2008. The decrease in interest income primarily reflected a decrease in the average yield on loans which declined eight basis points to 5.67% for the three months ended September 30, 2009 from 5.75% for the three months ended September 30, 2008. The reduction in the overall yield on the Company’s loan portfolio continues to reflect the effect of lower market interest rates which generally provides “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans.

A $221,000 decline in the average balance of loans receivable to $1.05 billion at September 30, 2009 contributed nominally to the overall decline in interest income on loans. However, within the reported decline in the average balance of loans, the Company reported a $28.2 million reduction in the average balance of residential mortgage loans to $814.7 million for the three months ended September 30, 2009 from $842.9 million for the three months ended September 30, 2008. The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit. The decline reflected the continued diminished residential loan demand prevalent in the marketplace coupled with the Company’s disciplined pricing for such loans.

By contrast, the Company reported a net increase of $28.1 million in the average balance of commercial loans to $217.5 million from $189.4 million for those same comparative periods. The increase reflected the Company’s long-term expanded strategic emphasis in commercial lending coupled with a continuing favorable pricing environment for these loans. Because the Company’s commercial loans generally comprise comparatively higher yielding multi-family mortgages, nonresidential mortgage loans and business loans, the continued reallocation within the loan portfolio from residential mortgages into commercial loans diminished the adverse impact of lower market interest rates on the overall yield of the loan portfolio between the comparative periods.

Interest income from mortgage-backed securities decreased $1.3 million to $7.8 million for the three months ended September 30, 2009 from $9.1 million for the three months ended September 30, 2009. The decrease in interest income reflected the combined effects of a decrease in the average yield on mortgage-backed securities and a decline in their average balance. The average yield on mortgage-backed securities declined 30 basis points to 4.78% for the three months ended September 30, 2009 from 5.08% for the three months ended September 30, 2008 while the average balance of the securities decreased $63.1 million to $655.8 million from $718.9 million for those same comparative periods.

The reduction in the overall yield of the mortgage-backed securities portfolio is attributable to many of the same factors affecting the yield on the Company’s loan portfolio. That is, lower market interest rates have continued to provide a “rate reduction” refinancing incentive to mortgagors resulting in the pay off of comparatively higher rate mortgage loans underlying the Company’s mortgage-backed securities. Simultaneously, lower market interest rates have resulted in the downward re-pricing of loans underlying the Company’s adjustable rate mortgage-backed securities. The reduction in the average balance of mortgage-backed securities reflects the reduced level of security purchases described earlier regarding the accumulation of short term liquid assets in lieu of investment security purchases during prior quarters.

Interest income from non-mortgage-backed securities decreased $67,000 to $218,000 for the three months ended September 30, 2009 from $285,000 for the three months ended September 30, 2008. The decrease in interest income reflected the combined effects of a decrease in the average yield on non-mortgage-backed securities and a decline in their average balance. The average yield on non-mortgage-backed securities declined 17 basis points to 2.71% for the three months ended September 30, 2009 from 2.88% for the three months ended September 30, 2008 while the average balance of the securities decreased $7.5 million to $32.2 million from $39.7 million for those same comparative periods.

The decrease in the average balance of non-mortgage backed securities was primarily attributable to a $7.4 million decline in the average balance of taxable securities to $14.0 million during the quarter ended September 30, 2009 from $21.4 million for the three months ended September 30, 2009. For those same comparative periods, the average balance of tax-exempt securities was substantially unchanged at $18.2 million. Similarly, the decrease in the average yield on non-mortgage backed securities was primarily attributable to a 64 basis point decline in the yield of taxable securities to 1.71% during the quarter ended September 30, 2009 from 2.35% during the quarter ended September 30, 2008. For those same comparative periods, the average yield on tax-exempt securities declined one basis point to 3.48% from 3.49%.

Interest income from other interest-earning assets decreased $419,000 to $230,000 for the three months ended September 30, 2009 from $649,000 for the three months ended September 30, 2008. The decrease in interest income was primarily attributable to a decrease in the average yield on other interest-earning assets which decreased 189 basis points to 0.47% for the three months ended September 30, 2009 from 2.36% for the three months ended September 30, 2008. The decline in average yield was partially offset by an increase in the average balance of other interest-earning assets which increased $86.9 million to $196.9 million for the three months ended September 30, 2009 from $110.0 million for the three months ended September 30, 2008.

The decrease in the average yield on other interest-earning assets reflected a decrease in the average yield of both interest-earning deposits and FHLB capital stock. The average yield on interest- earning deposits declined 170 basis points to 0.11% for the three months ended September 30, 2009 from 1.81% for the three months ended September 30, 2008. For those same comparative periods, the average yield on FHLB capital stock declined 86 basis points to 5.59% from 6.45%.

The increase in the average balance of other interest-earning assets was primarily attributable to a $87.0 million increase in the average balance of interest-earning deposits to $183.9 million for the three months ended September 30, 2009 from $96.9 million for the three months ended September 30, 2008. The increase in the average balance of interest-earning deposits reflects the accumulation of short term liquid assets described earlier in lieu of investment security purchases during prior quarters. The increase in the average balance of interest earning deposits was partially offset by a decline in the average balance of FHLB capital stock of $126,000 to $12.9 million from $13.1 million for those same comparative periods.

Interest Expense. Total interest expense decreased $2.0 million to $9.9 million for the three months ended September 30, 2009 from $11.9 million for the three months ended September 30, 2008. The decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 65 basis points to 2.47% for the three months ended September 30, 2009 from 3.12% for the three months ended September 30, 2008. The decrease in the average yield was partially offset by an increase in the average balance of interest-bearing liabilities of $74.0 million to $1.60 billion from $1.53 billion for the same comparative periods.

Interest expense attributed to deposits decreased $1.9 million to $7.8 million for the three months ended September 30, 2009 from $9.7 million for the three months ended September 30, 2008. The decrease resulted primarily from a 72 basis point decrease in the average cost of interest-bearing deposits to 2.25% for the three months ended September 30, 2009 from 2.97% for the three months ended September 30, 2008. The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates. For the same comparative periods, the average cost of interest bearing checking accounts decreased 36 basis points to 1.12% from 1.48%, the average cost of savings accounts decreased 2 basis points to 1.04% from 1.06% and the average cost of certificates of deposit decreased 104 basis points to 2.86% from 3.90%.

The decrease in the average cost was partially offset by a $82.0 million increase in the average balance of interest-bearing deposits to $1.39 billion for the three months ended September 30, 2009 from $1.31 billion for the three months ended September 30, 2008. The reported increase in the average balance was reflected across all categories of interest-bearing deposits and reflected the Company’s strategic efforts to increase its deposit base coupled with consumer demand for the safety of FDIC insurance to protect their financial assets given the recent volatility in the financial markets for uninsured investment products. For the same comparative periods, the average balance of interest bearing checking accounts increased $16.6 million to $171.1 million from $154.5 million, the average balance of savings accounts increased $7.6 million to $304.2 million from $296.6 million and the average balance of certificates of deposit increased $57.8 million to $917.4 million from $859.6 million. As of September 30, 2009, approximately $730.4 million or 79.3% of certificates of deposit mature within one year. Given the Bank’s liability sensitive interest rate risk profile, further reductions in the Bank’s cost of funds are possible to the extent maturing certificates of deposit re-price lower.

Interest expense attributed to FHLB advances decreased $112,000 to $2.1 million for the three months ended September 30, 2009 from $2.2 million for the three months ended September 30, 2008. The decrease in interest expense was attributable to the combined effects of a decline in both the average balance and average cost of FHLB advances between the comparative periods. The average balance of

FHLB advances decreased $8.0 million to $210.0 million for the three months ended September 30, 2009 from $218.0 for the three months ended September 30, 2008 while the average cost of FHLB advances declined six basis points to 3.95% from 4.01% for those same comparative periods. The decline in the average balance and average cost of FHLB advances was primarily attributable to the repayment of maturing advances totaling $8.0 million with a weighted average cost of 5.47% during the fiscal year ended June 30, 2009.

Provision for Loan Losses. The provision for loan losses totaled $858,000 for the three months ended September 30, 2009 compared with no required provision to the allowance for loan losses for the three months ended September 30, 2008. The provision in the current period reflected required net increases to the allowance for loan losses attributable primarily to estimated specific losses on several impaired mortgage loans on residential properties located in New Jersey, as discussed in greater detail above. The provision also reflected changes to balances of general valuation allowances attributable to the application of historical and environmental loss factors to the remaining non-impaired portion of the loan portfolio in accordance with the Company’s allowance for loan loss calculation methodology.

Non-Interest Income. Non-interest income increased $212,000 to $520,000 for the three months ended September 30, 2009 from $308,000 for the three months ended September 30, 2009. Noninterest income attributed to fees, service charges and miscellaneous income decreased $105,000 to $618,000 during the quarter ended September 30, 2009 from $723,000 during the quarter ended June 30, 2008. The decrease in noninterest income was primarily attributable to net decreases in deposit and branch-related fees and loan-related fees and charges. The decline in noninterest income was exacerbated by declines in income from bank owned life insurance, reflecting the overall reduction in market interest rates, and a decline in income from the Bank’s official check clearing agent. The clearing agent is no longer able to compensate its clients at a meaningful level for use of the float on official checks due to significant losses in its mortgage-backed securities portfolio.

The declines in the foregoing categories of non-interest income were more than offset by a decline in net losses on investment securities. Net losses on investment securities recorded against noninterest income during the quarter ended September 30, 2009 totaled $98,000 and were attributable to a non-cash, pre-tax charge to earnings resulting from additional other-than-temporary impairment in the value of certain non-agency collateralized mortgage obligations in the Bank’s held to maturity securities portfolio. These securities were originally acquired upon the in-kind redemption of the Bank’s interest in the AMF Fund during the quarter ended September 30, 2008. During the earlier comparative quarter ended September 30, 2008, the Company recorded losses on the sale of the AMF Fund totaling $415,000 associated with the in-kind redemption transaction.

Non-Interest Expenses. Non-interest expenses increased $399,000, or 3.8% to $11.0 million for the three months ended September 30, 2009 from $10.6 million for the three months ended September 30, 2008. The significant components of the increase in noninterest expenses primarily included increases in compensation-related expenses and federal deposit insurance premium expense.

Salaries and employee benefits increased $268,000 or 4.2% to $6.7 million for the three months ended September 30, 2009 from $6.4 million for the three months ended September 30, 2008. The increase in employee compensation-related costs includes additional salaries and employee benefits costs associated with staff augmentation attributable, in part, to branch expansion. Such expansion also contributed to the increase in premises occupancy expense which increased by $14,000 for the same comparative periods. The increase in salaries and employee benefits expense also reflects annual increases in wages and salaries of existing staff and overall increases in benefits costs including employee health care benefits. In total, employee wages and salaries, payroll taxes and benefits costs increased $368,000 between the comparative periods.

The noted increases in employee compensation-related costs were partially offset by a reduction is ESOP expense of $62,000, reflecting declines in the Company’s share value, and a decline in pension plan expense of $39,000 attributable to a decrease in the minimum required contribution year-over-year.

Federal deposit insurance premium expense increased $103,000 to $157,000 for the three months ended September 30, 2009 from $54,000 for the three months ended September 30, 2008. The increase was primarily attributable to the comparative increase in both the regular quarterly assessment rate and the balance of the Bank’s deposits on which the assessment is based. The increase in the expense was partially offset by adjustments to the related expense accrual during the three months ended September 30, 2009 to reflect the recently revised premium assessment calculation methodology.

The remaining increase in non-interest expenses was attributable to less noteworthy variances within a variety of categories that, in aggregate, increased the Company’s non-interest expenses for the three months ended September 30, 2009 by an additional $14,000 compared to the three months ended September 30, 2008.

Provision for Income Taxes. The provision for income taxes during the three months ended September 30, 2009 was $803,000 compared to $1.2 million during the three months ended September 30, 2008. The decrease in income taxes between the comparative quarters was primarily attributable to a decrease in pre-tax income. The Company’s effective tax rates during the quarters ended September 30, 2009 and September 30, 2008 were 42.3% and 40.8%, respectively.

Liquidity and Capital Resources

Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of mortgage-backed securities and outstanding loans, maturities and calls of non-mortgage-backed securities and funds provided from operations. In addition, we invest excess funds in short-term interest-earning assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Management generally invests in cash and cash equivalents for this purpose. Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at September 30, 2009, which included $749.2 million of mortgage-backed securities and $29.6 million of non-mortgage-backed securities that can readily be sold if necessary. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

Liquidity management is both a daily and long-term function of business management. We generally attempt to maintain adequate but not excessive liquidity. However, during recent quarters, the Company had accumulated a growing balance of cash and cash equivalents as incoming cash flows from deposit growth and investment security repayments, which outpaced the Company’s ability to redeploy such cash flows into creditworthy loans. Recent loan origination volume reflects the adverse economic conditions and diminished real estate values that have significantly reduced loan demand by qualified borrowers.

Among the stated goals of the Company’s strategic business plan is to generally reallocate earning assets into loans from investment securities over time. Toward that end, the Company deferred the reinvestment of a significant portion of the incoming cash flows during recent quarters by accumulating a growing balance of short term, liquid assets as a funding source for future loan originations rather than purchasing investment securities. While the long term strategic goal remains in place, the increasing balance of the Company’s cash and cash equivalents, coupled with historically low short-term market interest rates, presented a growing opportunity cost to near term earnings that was no longer acceptable to the Company. Consequently, management reinvested approximately $150.0 million of its accumulated short term, liquid assets into investment securities late in the quarter ended September 30, 2009. Based upon the securities’ estimated yield to maturity of 4.11% at the time of purchase and assuming no change in market interest rates, the Company expects the reinvestment of its excess liquidity, as described above, to enhance annual net income by approximately $3.6 million or approximately $0.05 per share based upon the Company’s number of outstanding shares at September 30, 2009.

Management reviews cash flow projections regularly and updates them quarterly in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Assuming a flat rate scenario, the Bank’s liquidity forecast for the quarter ending December 31, 2009 projects that estimated cash inflows will exceed estimated cash outflows by approximately $62.9 million.

At September 30, 2009, the Bank had outstanding commitments to originate loans of $20.4 million compared to $35.0 million at June 30, 2009. The lower level of commitments is a reflection of the credit and housing crises and overall economic downturn. Construction loans in process and unused lines of credit were $9.0 million and $25.0 million, respectively, at September 30, 2009 compared to $7.6 million and $24.9 million, respectively, at June 30, 2009. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At September 30, 2009, the Bank had agreements to fund the purchase of loans on a flow basis of $4.2 million compared to $8.7 million at June 30, 2008. The Bank maintains loan purchase and servicing agreements with two large nationwide lenders, in order to supplement the Bank’s loan production pipeline. The Bank periodically enters into purchase agreements with a limited number of smaller, local mortgage companies for the same purpose. These agreements call for the purchase, on a flow basis, of mortgage loans with servicing released to the Bank.

Deposits increased $34.8 million to $1.46 billion at September 30, 2009, from $1.42 billion at June 30, 2009. During the first three months of fiscal 2010, the Bank continued to price deposit interest rates at levels management considered to be reasonably competitive in the marketplace. Given that loan demand has generally diminished for the reasons noted earlier and market yields on cash and cash equivalents are at historical lows ranging from 0.00% to 0.25%, management has continued to reduce deposit rates in an effort to slow deposit inflows, particularly for certificates of deposit. Nevertheless, deposits continued to build during the three months ended September 30, 2009. At September 30, 2009, the Bank had $730.4 million of certificates of deposits maturing in one year compared to $740.4 million at June 30, 2009.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and, to the extent that maturing deposits do not remain with the Bank, management may replace such funds with advances. The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit of $200.0 million or by taking additional short-term or long-term advances. Given the excess liquidity position of the Bank, there was no need to borrow additional funds during the three months ended September 30, 2009. Additional borrowings are an option available to management if funding needs change or to lengthen liabilities. Most of the Bank’s mortgage-backed and non-mortgage-backed securities are held in safekeeping at the FHLB of New York and available as collateral if necessary.

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Federal Savings Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At September 30, 2009, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

In order to increase the funds available to the Deposit Insurance Fund, the FDIC has proposed that all insured depository institutions prepay their federal deposit insurance assessments through 2012. If the proposal is made final in its current form, the prepayment would be due December 31, 2009 and would be based on the institution’s assessment base and assessment ratio as of September 30, 2009 assuming a three basis point increase in the assessment rate and 5% annual growth rate in deposits during the years 2011 and 2012. The prepayment would be recorded on the balance sheet as a prepaid expense asset against which future quarterly assessments would be charged. Based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $5.3 million. We expect that we will be able to make the prepayment from available cash on hand.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2009, Kearny Federal Savings Bank exceeded all capital requirements of the OTS.

The following table sets forth the Bank’s capital position at September 30, 2009, as compared to the minimum regulatory capital requirements:

	At September 30, 2009
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital
(to risk-weighted assets)	$366,521	37.96%	$77,250	8.00%	$96,563	10.00%

Tier 1 Capital
(to risk-weighted assets)	$362,103	37.50%	$38,625	4.00%	$57,938	6.00%

Core (Tier 1) Capital
(to adjusted total assets)	$362,444	17.70%	$81,915	4.00%	$102,394	5.00%

Tangible Capital
(to adjusted total assets)	$362,444	17.70%	$30,718	1.50%	$-	-

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by the Company, please refer to Note 5 of the Notes to the Consolidated Financial Statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

With respect to the maturity and re-pricing of its interest-bearing liabilities, at September 30, 2009, $730.4 million or 79.3 % of our certificates of deposit mature within one year. Based on current market interest rates, the majority of these certificates are projected to re-price downward to the extent they remain with the Bank at maturity. Of the $210.0 million of FHLB borrowings at September 30, 2009, all have fixed interest rates with $200.0 million maturing during fiscal 2018, but callable on a quarterly basis prior to maturity. Given current market interest rates, the call options are not currently expected to be exercised by the FHLB. The remaining $10.0 million of FHLB borrowings are non-callable and mature during fiscal 2011.

With respect to the re-pricing of the Company’s interest-earning assets, at September 30, 2009, loans with adjustable rates of interest total $142.6 million or 13.5% of total loans while $916.5 million or 86.5% had fixed rates of interest. As of that same date, investment securities with adjustable rates of interest total $294.4 million or 35.4% of total investment securities while $538.2 million or 64.6% had fixed rates of interest.

At September 30, 2009, mortgage-related assets, including mortgage loans and mortgage-backed securities, total $1.79 billion and comprise 89.7% of total earning assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

The Company retained its liability sensitivity during the first quarter of fiscal 2010 and the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, increased during that time. Specifically, the Company’s cumulative one-year gap percentage changed to -12.08% at September 30, 2009 from -5.17% at June 30, 2009. Moreover, the Company’s cumulative three-year gap percentage changed to -3.67%% from 3.47% over those same comparative periods.

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

The effects of interest rate risk on the Company’s earnings are best demonstrated through a review of changes in market interest rates over the past several years and their impact on the Company’s net interest spread. Following a period of historically low interest rates, the Federal Reserve Board of Governors steadily increased its target federal funds rate by 425 basis points from 1.00% in June, 2004 to 5.25% in June, 2007. During that three-year period, federal funds rate and other shorter term market interest rates increased by a far greater degree than longer term market interest rates. For example, the market yield on the one-year U.S. Treasury increased 284 basis points from 2.07% at June 30, 2004 to 4.91% at June 30, 2007. By comparison, the market yield on the 10-year U.S. Treasury increased by only 41 basis points from 4.62% to 5.03% over those same time periods. The flattening yield curve during that three year period had an adverse impact on the Company’s net interest spread which decreased 67 basis points from 2.37% for the year ended June 30, 2004 to 1.70% for the year ended June 30, 2007.

The upward trend in shorter term interest rates was reversed in September, 2007 as the Federal Reserve began to lower the target rate for federal funds in reaction to the threat of a looming recession triggered by growing volatility and instability in the housing and credit markets. The effects of those isolated crises rapidly grew to threaten the viability of the domestic and international financial markets as a whole. In reaction to that larger threat, the Federal Reserve reduced the target federal funds rate by a total of over 500 basis points from 5.25% at June, 2007 to a range between 0.00% and 0.25% which remained in effect at June 30, 2009. During that two-year period, federal funds rate and other shorter term market interest rates decreased by a far greater degree than longer term market interest rates. For example, the market yield on the one-year U.S. Treasury decreased 345 basis points from 4.01% at June 30, 2007 to 0.56% at June 30, 2009. By comparison, the market yield on the 10-year U.S. Treasury decreased by only 150 basis points from 5.03% to 3.53% over those same time periods. The steepening yield curve during that two year period had a beneficial impact on the Company’s net interest spread which increased 55 basis points from 1.70% for the year ended June 30, 2007 to 2.25% for the year ended June 30, 2009.

During the most recent quarter ended September 30, 2009, the yield curve flattened slightly with the one-year U.S. Treasury decreasing 16 basis points to 0.40% from 0.56% at June 30, 2009. By comparison, the market yield on the 10-year U.S. Treasury decreased by 22 basis points to 3.31% from 3.53% over those same time periods. The nominal flattening of the yield curve during the first three months of fiscal 2010 coincided with an increase in the Company’s net interest spread which increased six basis points to 2.31% during the first three months of fiscal 2010 from 2.25% for all of fiscal 2009. Between the linked quarters ended September 30, 2009 and June 30, 2009, the Company’s net interest spread increased five basis points to 2.31% from 2.26%, respectively.

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

As illustrated in the tables below, the Bank’s NPV would be negatively impacted by an increase in interest rates. This result is expected given the Bank’s liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of the Bank’s interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Bank’s assets compared to the beneficial impact arising from the reduced present value of its liabilities. Hence, the Bank’s NPV and NPV ratio decline in the increasing interest rate scenarios. Historically low interest rates at September 30, 2009 preclude the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the Bank’s internal NPV analysis as of September 30, 2009 and June 30, 2009. Typically, the results of the external OTS NPV analysis as of the quarterly reporting date are not available within a timeframe that allows for their inclusion in the Company’s interim report presented in the Form 10-Q. Consequently, the quantitative analysis regarding market risk included below utilizes the results of the Company’s internal NPV analysis as of September 30, 2009 and June 30, 2009.

	At September 30, 2009
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	241,400	-125,795	-34%	12.87%	-470 bps
+200 bps	296,319	-70,876	-19%	15.16%	-241 bps
+100 bps	339,312	-27,883	-8%	16.73%	-84 bps
0 bps	367,195	-	-	17.57%	-

(1) The -100 bp and -200 bp scenarios are not shown due to the low prevailing interest rate environment.

	At June 30, 2009
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	248,706	-122,432	-33%	13.49%	-468 bps
+200 bps	311,577	-59,560	-16%	16.24%	-193 bps
+100 bps	349,682	-21,436	-6%	17.60%	-57 bps
0 bps	371,138	-	-	18.17%	-

(1) The -100 bp and -200 bp scenarios are not shown due to the low prevailing interest rate environment.

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined by bank regulators as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points. Based upon the tables above the Bank’s sensitivity measure declined by 48 basis points to -241 basis points at September 30, 2009 from -193 basis points at June 30, 2009 which indicates a comparatively greater level of sensitivity to movements in interest rates from period to period.

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

While several internal and external factors working in concert contributed to the reported change in the Bank’s sensitivity measure, the Bank primarily attributes the net increase in sensitivity to movements in interest rates during the first three months of fiscal 2010 to the comparative decrease in its balance of short term, liquid assets. Specifically, the Company’s cash and cash equivalents decreased by $89.9 million to $121.6 million or 5.6% of total assets at September 30, 2009 from $211.5 million or 10.0% of total assets at June 30, 2009. As noted earlier, the net reduction in short term liquid assets, which are re-priced on a day-to-day basis to reflect current market interest rates, reflected the cash outflows associated with the purchase of $150.0 million of investment securities, as discussed earlier. These outflows were partially offset by cash inflows associated with net deposit growth and other earning asset repayments. Taken together, this change in balances sheet allocation increased the aggregate longevity of the Bank’s interest-earning assets in relation to its interest-bearing liabilities and, thereby, increased the sensitivity to interest rate risk as quantified by the Bank’s sensitivity measure.

Because the Bank’s sensitivity measure and NPV ratio in the +200 bps scenario exceeded the thresholds established by its primary regulator, the Bank’s “TB 13a Level of Risk” was rated as “Minimal” based upon the results of the OTS interest rate risk model as of June 30, 2009. TB-13a is the OTS’s primary regulatory guidance concerning the management of interest rate risk. Based upon the Bank’s sensitivity measure as calculated by its internal model, management expects that the Bank’s “TB 13a Level of Risk” will to continue to be rated as “Minimal” based upon the upcoming results of the OTS interest rate risk model as of September 30, 2009.

The results of the Bank’s internal “NPV-based” analysis, as presented in summary form above, are generally consistent with those of the external analysis prepared by OTS. As noted earlier, the Bank’s internal interest rate risk analysis also includes an “earnings-based” component. A quantitative, earnings-based approach to measuring interest rate risk is strongly encouraged by bank regulators as a complement to the “NPV-based” methodology. Notwithstanding, there is currently no external “earnings-based” interest rate risk analysis prepared by OTS for the institutions within its oversight. As such, institutions must utilize internal models and analysis to gauge the sensitivity of their earnings to movements in interest rates. Regarding such internal modeling, however, there are no commonly accepted “industry best practices” that specify the manner in which “earnings-based” interest rate risk analysis should be performed with regard to certain key modeling variables. Such variables include, but are not limited to, those relating to rate scenarios (e.g., immediate and permanent rate “shocks” versus gradual rate change “ramps”, “parallel” versus “nonparallel” yield curve changes), measurement periods (e.g., one year versus two year, cumulative versus noncumulative), measurement criteria (e.g., net interest income versus net income) and balance sheet composition and allocation (“static” balance sheet, reflecting reinvestment of cash flows into like instruments, versus “dynamic” balance sheet, reflecting internal budget and planning assumptions).

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

As illustrated in the tables below, the Bank’s net interest income would be negatively impacted by an increase in interest rates. Like the NPV results presented earlier, this result is expected given the Bank’s liability sensitivity noted earlier. The tables below also reflect the increase in sensitivity to movements in interest rates between the comparative periods. As discussed earlier, the increase in sensitivity is attributable, in large part, to the reinvestment of a portion of the Company’s short term, liquid assets into investment securities. However, the tables also reflect the comparative increase in projected net interest income resulting largely from the reinvestment of cash and cash equivalents into higher yielding investment securities.

At September 30, 2009
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Changes in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$63,488	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	60,904	-2,584	-4.07
Immediate and permanent	Parallel	Static	+200 bps	One Year	57,778	-5,710	-8.99

At June 30, 2009
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Changes in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$55,610	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	54,642	-968	-1.74
Immediate and permanent	Parallel	Static	+200 bps	One Year	52,932	-2,678	-4.82

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

At September 30, 2009, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended June 30, 2009, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2009	64,700	$11.40	64,700	470,523
August 1-31, 2009	--	--	--	470,523
September 1-30, 2009	21,900	$10.54	21,900	448,623
Total	86,600	$11.18	86,600	448,623

(1) On March 3, 2009, the Company announced the authorization of a fourth repurchase program for up to 936,323 shares or 5% of shares outstanding. Such purchases are to be made from time to time in the open market, based on stock availability, price and the Company’s financial performance. This program has no expiration date.

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

KEARNY FINANCIAL CORP.

Date:	November 9, 2009	By:	/s/ John N. Hopkins
John N. Hopkins
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	November 9, 2009	By:	/s/ William C. Ledgerwood
William C. Ledgerwood
Senior Vice President and
Chief Financial Officer
(Principal financial officer)