Form 10-Q
period 2009-12-31
Kearny Financial Corp.
filed 2010-02-09
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004-3510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	973-244-4500

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 3, 2010.

$0.10 par value common stock - 68,916,600 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at December 31, 2009 and June 30, 2009 (Unaudited)	1

Consolidated Statements of Income for the Three and Six Months
	Ended December 31, 2009 and 2008 (Unaudited)	2-3

Consolidated Statements of Changes in Stockholders’ Equity for the
	Six Months Ended December 31, 2009 and 2008 (Unaudited)	4-7

Consolidated Statements of Cash Flows for the Six
	Months Ended December 31, 2009 and 2008 (Unaudited)	8-9

	Notes to Consolidated Financial Statements	10-32

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	33-50

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	51-58

Item 4:	Controls and Procedures	59

PART II - OTHER INFORMATION		60-62

SIGNATURES		63

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	December 31,	June 30,
	2009	2009
Assets

Cash and amounts due from depository institutions	$40,739	$25,970
Interest-bearing deposits in other banks	161,781	185,555
Cash and Cash Equivalents	202,520	211,525

Securities available for sale (amortized cost $31,254 and $31,658)	29,541	28,027
Securities held to maturity (estimated fair value $63,715 and $0)	65,000	—
Loans receivable, including net deferred loan costs of $544 and $962	1,029,079	1,045,847
Less allowance for loan losses	(7,374)	(6,434)

Net Loans Receivable	1,021,705	1,039,413

Mortgage-backed securities available for sale (amortized cost $696,706 and 665,127)	717,654	683,785
Mortgage-backed securities held to maturity (estimated fair value $3,488 and $3,678)	3,677	4,321
Premises and equipment	35,624	35,495
Federal Home Loan Bank of New York (“FHLB”) stock	12,950	12,950
Interest receivable	8,366	8,237
Goodwill	82,263	82,263
Bank owned life insurance	16,546	16,267
Deferred income tax assets, net	—	1,395
Other assets	7,391	1,243
Total Assets	$2,203,237	$2,124,921

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$55,988	$51,210
Interest-bearing	1,441,033	1,369,991
Total Deposits	1,497,021	1,421,201

Advances from FHLB	210,000	210,000
Advance payments by borrowers for taxes	5,230	5,714
Deferred income tax liabilities, net	828	—
Other liabilities	9,672	11,286
Total Liabilities	1,722,751	1,648,201

Stockholders’ Equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none issued
and outstanding	—	—
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares issued; 68,978,300 and 69,241,600 shares outstanding, respectively	7,274	7,274
Paid-in capital	210,975	208,577
Retained earnings	310,629	309,687
Unearned Employee Stock Ownership Plan shares; 1,042,571 shares
and 1,115,308 shares, respectively	(10,426)	(11,153)
Treasury stock, at cost; 3,759,200 shares and 3,495,900 shares, respectively	(48,712)	(45,985)
Accumulated other comprehensive income	10,746	8,320
Total Stockholders’ Equity	480,486	476,720
Total Liabilities and Stockholders’ Equity	$2,203,237	$2,124,921

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Interest Income:
Loans	$14,739	$15,445	$29,618	$30,547
Mortgage-backed securities	8,089	8,898	15,918	18,022
Securities:
Taxable	454	129	514	255
Tax-exempt	158	159	316	318
Other interest-earning assets	215	286	445	935

Total Interest Income	23,655	24,917	46,811	50,077

Interest Expense:
Deposits	7,188	9,072	15,016	18,802
Borrowings	2,075	2,176	4,150	4,363

Total Interest Expense	9,263	11,248	19,166	23,165

Net Interest Income	14,392	13,669	27,645	26,912

Provision for Loan Losses	605	109	1,463	109

Net Interest Income after Provision
for Loan Losses	13,787	13,560	26,182	26,803

Non-Interest Income:
Fees and service charges	350	340	728	768
Loss on sale of securities	—	—	—	(415)
Other-than-temporary security
impairment:
Total	(65)	—	(360)	—
Less: Portion recognized in
other comprehensive income	10	—	207	—
Portion recognized in earnings	(55)	—	(153)	—
Miscellaneous	220	396	460	691

Total Non-Interest Income	515	736	1,035	1,044

Non-Interest Expenses:
Salaries and employee benefits	6,662	6,210	13,344	12,624
Net occupancy expense of
premises	988	999	2,005	2,002
Equipment	1,117	1,098	2,189	2,169
Advertising	226	307	440	605
Federal deposit insurance
premium	393	112	550	166
Directors’ compensation	540	544	1,096	1,100
Miscellaneous	1,245	1,283	2,564	2,505

Total Non-Interest Expenses	$11,171	$10,553	$22,188	$21,171

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Income Before Income Taxes	$3,131	$3,743	$5,029	$6,676
Income Taxes	1,290	1,505	2,093	2,702

Net Income	$1,841	$2,238	$2,936	$3,974

Net Income per Common
Share (EPS):
Basic	$0.03	$0.03	$0.04	$0.06
Diluted	0.03	0.03	0.04	0.06

Weighted Average Number of
Common Shares Outstanding:
Basic	68,015	68,829	68,045	69,017
Diluted	68,015	68,829	68,045	69,017

Dividends Declared Per Common
Share (Excluding dividends waived by Kearny MHC)	$0.05	$0.05	$0.10	$0.10

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Six Months Ended December 31, 2008

(In Thousands, Except Per Share Data, Unaudited)

							Accumulated
							Other
					Unearned		Comprehensive
	Common Stock		Paid-In	Retained	ESOP	Treasury	(Loss)
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2008	70,489	$7,274	$203,266	$307,186	$(12,608)	$(32,023)	$(1,724)	$471,371

Comprehensive income:
Net income	—	—	—	3,974	—	—	—	3,974
Realized loss on securities available
for sale, net of income tax
benefit of $170	—	—	—	—	—	—	245	245
Unrealized gain on securities available
for sale, net of deferred income tax
expense of $3,643	—	—	—	—	—	—	5,323	5,323
Benefit plans, net of deferred income
tax expense of $80	—	—	—	—	—	—	131	131
Total Comprehensive income								9,673
Adjustment to initially apply benefit plan measurement date provisions, net of income tax benefit of $34	—	—	—	(66)	—	—	16	(50)
Cumulative-effect adjustment to initially apply split-dollar life insurance guidance	—	—	—	(480)	—	—	—	(480)
ESOP shares committed to be released
(72 shares)	—	—	165	—	728	—	—	893
Dividends contributed for payment of
ESOP loan	—	—	37	—	—	—	—	37
Stock option expense	—	—	952	—	—	—	—	952
Treasury stock purchases	(706)	—	—	—	—	(8,197)	—	(8,197)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Six Months Ended December 31, 2008

(In Thousands, Except Per Share Data, Unaudited)

							Accumulated
							Other
					Unearned		Comprehensive
	Common Stock		Paid-In	Retained	ESOP	Treasury	(Loss)
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Restricted stock plan shares earned
(126 shares)	—	—	1,544	—	—	—	—	1,544
Tax effect from stock based
compensation	—	—	2	—	—	—	—	2
Cash dividends declared ($0.10/public share)	—	—	—	(1,784)	—	—	—	(1,784)

Balance - December 31, 2008	69,783	$7,274	$205,966	$308,830	$(11,880)	$(40,220)	$3,991	$473,961

See notes to consolidated financial statements.	5

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Six Months Ended December 31, 2009

(In Thousands, Except Per Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2009	69,242	$7,274	$208,577	$309,687	$(11,153)	$(45,985)	$(8,320)	$476,720

Comprehensive income:
Net income	—	—	—	2,936	—	—	—	2,936
Unrealized gain on securities available
for sale, net of deferred income tax
expense of $1,719	—	—	—	—	—	—	2,489	2,489
Non-credit related other-than-
temporary impairment losses on
securities held to maturity, net of
deferred income tax benefit of $50	—	—	—	—	—	—	(74)	(74)
Benefit plans, net of deferred income
tax expense of $8	—	—	—	—	—	—	11	11
Total Comprehensive income								5,362
ESOP shares committed to be released
(72 shares)	—	—	39	—	727	—	—	766
Dividends contributed for payment of
ESOP loan	—	—	50	—	—	—	—	50
Stock option expense	—	—	953	—	—	—	—	953
Treasury stock purchases	(264)	—	—	—	—	(2,727)	—	(2,727)
Restricted stock plan shares earned
(126 shares)	—	—	1,542	—	—	—	—	1,542

See notes to consolidated financial statements.	6

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Six Months Ended December 31, 2009

(In Thousands, Except Per Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Tax effect from stock based
compensation	—	—	(186)	—	—	—	—	(186)
Cash dividends declared ($0.10/public share)	—	—	—	(1,694)	—	—	—	(1,694)
Cash dividend to Kearny MHC	—	—	—	(300)	—	—	—	(300)

Balance - December 31, 2009	68,978	$7,274	$210,975	$310,629	$(10,426)	$(48,712)	$10,746	$480,486

See notes to consolidated financial statements.	7

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2009	2008

Cash Flows from Operating Activities:
Net income	$2,936	$3,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	872	916
Net amortization of premiums, discounts and loan fees and costs	411	280
Deferred income taxes	545	703
Amortization of intangible assets	14	14
Amortization of benefit plans’ unrecognized net loss, net of gain
from curtailment	72	99
Provision for loan losses	1,463	109
Realized loss on sales of securities available for sale	—	415
Realized gain on sale of deposits	—	(133)
Loss on other-than-temporary impairment of securities	153	—
Increase in cash surrender value of bank owned life insurance	(279)	(285)
ESOP, stock option plan and restricted stock plan expenses	3,261	3,389
(Increase) decrease in interest receivable	(129)	195
Increase in other assets	(5,863)	(613)
Increase (decrease) in interest payable	27	(1)
Decrease in other liabilities	(1,959)	(167)

Net Cash Provided by Operating Activities	1,524	8,895

Cash Flows from Investing Activities:
Proceeds from sale of securities available for sale	—	7,325
Proceeds from calls and maturities of securities available for sale	40	35
Proceeds from repayments of securities available for sale	365	538
Purchase of securities held to maturity	(65,000)	—
Purchase of loans	(20,659)	(30,088)
Net decrease (increase) in loans receivable	36,195	(28,718)
Proceeds from sale of real estate owned	243	—
Purchases of mortgage-backed securities available for sale	(113,682)	(19,730)
Purchases of mortgage-backed securities held to maturity	—	(5,972)
Principal repayments on mortgage-backed securities available for sale	81,768	65,796
Principal repayments on mortgage-backed securities held to maturity	456	282
Additions to premises and equipment	(1,001)	(1,235)
Purchase of FHLB stock	—	(225)
Redemption of FHLB stock	—	360

Net Cash Used in Investing Activities	$(81,275)	$(11,632)

8

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2009	2008

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	$75,800	$(18,805)
Payment in connection with sale of deposits	—	(8,746)
Repayment of long term FHLB advances	—	(3,000)
(Decrease) increase in advance payments by borrowers for taxes	(484)	39
Dividends paid to stockholders of Kearny Financial Corp.	(1,707)	(1,820)
Purchase of common stock of Kearny Financial Corp. for treasury	(2,727)	(8,197)
Dividends contributed for payment of ESOP loan	50	37
Tax (expense) benefit from stock based compensation	(186)	2

Net Cash Provided by (Used In) Financing Activities	70,746	(40,490)

Net Decrease in Cash and Cash Equivalents	(9,005)	(43,227)

Cash and Cash Equivalents – Beginning	211,525	131,723

Cash and Cash Equivalents – Ending	$202,520	$88,496

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$2,606	$2,531

Interest	$19,139	$23,166

Non-cash investing activities:
Acquisition of real estate owned	$543	$—

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, changes in stockholders’ equity and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended December 31, 2009, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	December 31, 2009			December 31, 2009
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$1,841			$2,936
Basic earnings per share,
income available to
common stockholders	$1,841	68,015	$0.03	$2,936	68,045	$0.04
Effect of dilutive securities:
Stock options	—	—		—	—

	$1,841	68,015	$0.03	$2,936	68,045	$0.04

	Three Months Ended			Six Months Ended
	December 31, 2008			December 31, 2008
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$2,238			$3,974
Basic earnings per share,
income available to
common stockholders	$2,238	68,829	$0.03	$3,974	69,017	$0.06
Effect of dilutive securities:
Stock options	—	—		—	—

	$2,238	68,829	$0.03	$3,974	69,017	$0.06

4. SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through February 9, 2010, the date this document was filed.

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

In January 2010, the FASB issued guidance concerning fair value measurement and disclosures. The guidance mandates additional disclosure requiring that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers while also requiring that in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The guidance clarifies existing fair value disclosure requirements such that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. Moreover, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. This guidance also includes conforming amendments regarding employers’ disclosures about postretirement benefit plan assets. The conforming amendments change the terminology from “major categories” of assets to “classes” of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the potential impact the new accounting pronouncement will have on its Consolidated Financial Statements.

6. STOCK REPURCHASE PLANS

On March 3, 2009, the Company announced that the Board of Directors authorized a fourth stock repurchase plan to acquire up to 936,323 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC. In accordance with that plan, during the three months ended December 31, 2009, the Company purchased in the open market 176,700 shares at a total cost of approximately $1.8 million and at an average cost per share of $9.95. The Company’s open market share repurchases for the six months ended December 31, 2009 totaled 263,300 shares at a total cost of approximately $2.7 million and at an average cost per share of $10.36. In accordance with the fourth stock repurchase plan, through December 31, 2009 the Company has purchased in the open market 664,400 shares at a total cost of approximately $6.9 million and at an average cost per share of $10.39.

7. DIVIDEND WAIVER

During the three months ended December 31, 2009, Kearny MHC, the federally chartered mutual holding company of the Company waived its right, in accordance with the non-objection previously granted by the Office of Thrift Supervision (“OTS”), to receive cash dividends of approximately $2.2 million declared on 44,916,500 of the 50,916,500 shares of Company common stock it owns. Kearny MHC received a cash dividend from the Company totaling $300,000 for the remaining 6,000,000 shares of Company common stock it owns for which it did not waive its right to such dividends during the quarter ended December 31, 2009. For the six months ended December 31, 2009, Kearny MHC waived it right to receive total cash dividends of approximately $4.8 million.

8. SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses, estimated fair value and stratification by contractual maturity of securities available for sale at December 31 and June 30, 2009 are presented below:

	At December 31,
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,851	$40	$2,331	$6,560
U.S. agency securities	4,277	—	61	4,216
Obligations of state and political
subdivisions	18,126	641	2	18,765

Total securities	31,254	681	2,394	29,541

Mortgage-backed securities:
Mortgage pass-through securities:
Government National Mortgage
Association	15,923	1,000	44	16,879
Federal Home Loan Mortgage
Corporation	274,720	9,515	642	283,593
Federal National Mortgage Association	406,063	12,345	1,226	417,182

Total mortgage-backed securities	696,706	22,860	1,912	717,654

Total securities available for sale	$727,960	$23,541	$4,306	$747,195

	At December 31,
	Amortized Cost	Carrying Value
	(In Thousands)
Debt securities:
Due in one year or less	$—	$—
Due after one year through five years	4,621	4,856
Due after five years through ten years	13,454	13,851
Due after ten years	13,179	10,834

Total	$31,254	$29,541

	At June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,846	$40	$3,756	$5,130
U.S. agency securities	4,645	—	88	4,557
Obligations of state and political
subdivisions	18,167	237	64	18,340

Total securities	31,658	277	3,908	28,027

Mortgage-backed securities:
Mortgage pass-through securities:
Government National Mortgage
Association	17,620	861	50	18,431
Federal Home Loan Mortgage
Corporation	282,068	7,980	580	289,468
Federal National Mortgage Association	365,439	10,723	276	375,886

Total mortgage-backed securities	665,127	19,564	906	683,785

Total securities available for sale	$696,785	$19,841	$4,814	$711,812

There were no sales of securities from the available for sale portfolio during the six months ended December 31, 2009. During the six months ended December 31, 2008, the Company executed a redemption-in-kind transaction through which it exchanged its investment in the AMF Ultra Short Mortgage Fund (“AMF Fund”) for a pro-rata portion of its assets in the fund in lieu of a cash redemption. The assets acquired in the transaction included $6.0 million of mortgage-backed securities and $1.3 million in cash held by the fund. The Company recorded losses on the sale of the AMF Fund totaling $415,000 associated with the in-kind redemption transaction.

At December 31, 2009 and June 30, 2009, mortgage-backed securities available for sale with carrying value of approximately $240.3 million and $245.2 million, respectively, were utilized as collateral for borrowings via repurchase agreements through the FHLB of New York. As of those same dates, mortgage-backed securities available for sale with carrying value of approximately $1.5 million and $1.6 million, respectively, were pledged to secure public funds on deposit.

At December 31, 2009 and June 30, 2009, all obligations of states and political subdivisions were guaranteed by insurance policies issued by various insurance companies.

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

9. SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity at December 31 and June 30, 2009 are as follows:

	At December 31, 2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities:
Debt securities:
U.S. agency securities	$65,000	$—	$1,285	$63,715

Total securities	65,000	—	1,285	63,715

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	142	10	1	151
Federal National Mortgage Association	937	72	2	1,007
Non-agency securities	2,036	81	358	1,759

Total collateralized mortgage
obligations	3,115	163	361	2,917

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	182	3	—	185
Federal National Mortgage Association	380	6	—	386

Total mortgage pass-through securities	562	9	—	571

Total mortgage-backed
securities	3,677	172	361	3,488

Total securities held to maturity	$68,677	$172	$1,646	$67,203

	At December 31, 2009
	Carrying Value	Fair Value
	(In Thousands)
Debt securities:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	50,000	49,038
Due after ten years	15,000	14,677

Total	$65,000	$63,715

	At June 30, 2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

There were no sales of securities from the held to maturity portfolio during the six months ended December 31, 2009 and 2008. Held to maturity securities were not utilized as collateral for borrowings nor pledged to secure public funds on deposit during the six months ended December 31, 2009.

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

10. IMPAIRMENT OF SECURITIES

The following three tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at December 31, 2009 and June 30, 2009. The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing the certain impairments as “temporary” versus those identified as “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted. As noted earlier, the Company’s mortgage-backed securities held in the available for sale and held to maturity portfolios are generally secured by residential mortgage loans.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Value Value	Unrealized Losses	Value Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:

At December 31, 2009:
Trust preferred securities	$—	$—	$5,520	$2,331	$5,520	$2,331
U.S. agency securities	—	—	4,216	61	4,216	61
Obligations of state and
political subdivisions	396	2	—	—	396	2
Mortgage pass-through securities	142,310	1,791	3,090	121	145,400	1,912

Total	$142,706	$1,793	$12,826	$2,513	$155,532	$4,306

At June 30, 2009:
Trust preferred securities	$—	$—	$4,090	$3,756	$4,090	$3,756
U.S. agency securities	79	1	4,451	87	4,530	88
Obligations of state and
political subdivisions	—	—	3,767	64	3,767	64
Mortgage pass-through securities	31,356	546	22,085	360	53,441	906

Total	$31,435	$547	$34,393	$4,267	$65,828	$4,814

The number of available for sale securities with unrealized losses at December 31, 2009 totaled 68 and included four trust preferred securities, eight U.S. agency securities, one municipal obligation and 55 mortgage pass-through securities. The number of available for sale securities with unrealized losses at June 30, 2009 totaled 80 and included four trust preferred securities, eight U.S. agency securities, 12 municipal obligations and 56 mortgage pass-through securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:

At December 31, 2009:
U.S. agency securities	$63,715	$1,285	$—	$—	$63,715	$1,285
Collateralized mortgage
obligations	17	29	914	332	931	361
Mortgage pass-through securities	—	—	52	—	52	—

Total	$63,732	$1,314	$966	$332	$64,698	$1,646

At June 30, 2009:
Collateralized mortgage
obligations	1,570	734	$—	$—	$1,570	$734
Mortgage pass-through securities	120	1	—	—	120	1

Total	$1,690	$735	$—	$—	$1,690	$735

The number of held to maturity securities with unrealized losses at December 31, 2009 totaled 44 and included six U.S agency securities, 37 collateralized mortgage obligations and one mortgage pass-through security. The number of held to maturity securities with unrealized losses at June 30, 2009 totaled 47 and included seven mortgage-backed securities and 40 collateralized mortgage obligations.

U.S. Agency Mortgage-backed Securities. The carrying value of the Company’s agency mortgage-backed securities totaled $719.3 million at December 31, 2009 and comprised 88.2% of total investments and 32.6% of total assets as of that date. This category of securities generally includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored entities such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities. Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government. Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby assuring the creditworthiness of the mortgage-backed securities issued by those agencies.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated. Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recover to a level equal to or greater than the Company’s amortized cost. As of December 31, 2009, the Company has not decided to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

Finally, the Company purchased these securities at either discounts or nominal premiums relative to their par amounts. Accordingly, the Company expects that the securities will not be settled for a price less than their amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency mortgage-backed securities with unrealized losses at December 31, 2009 to be “other-than-temporarily” impaired as of that date.

Non-agency Mortgage-backed Securities. The outstanding balance of the Company’s non-agency mortgage-backed securities totaled $2.0 million at December 31, 2009 and comprised less than one percent of total investments and total assets as of that date. As noted earlier, all such securities were acquired during fiscal 2009 when the Company invoked a redemption-in-kind relating to its prior investment in the AMF Fund.

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

The Company monitors the general level of credit risk for each of its non-agency mortgage-backed securities based upon the ratings assigned to its specific tranches by one or more credit rating agencies. The level of such ratings, and changes thereto, is one of several factors considered by the Company in identifying those securities that may be other-than-temporarily impaired. For example, all impaired non-agency mortgage-backed securities that are rated below investment grade are reviewed individually to determine if such impairment is other-than-temporary.

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

The classification of impairment as “temporary” is further reinforced by the Company’s stated intent and ability to “hold to maturity” all of its non-agency mortgage-backed securities which allows for an adequate timeframe during which the fair values of the impaired securities are expected to recover to the level of their amortized cost. As of December 31, 2009 the Company has not decided to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

In light of the factors noted above, the Company concluded that 25 of its 57 non-agency mortgage-backed securities with book values, excluding impairments, totaling approximately $1.9 million were “other-than-temporarily” impaired by approximately $1.2 million on an accumulated basis as of December 31, 2009 comprising $508,000 and $678,000 of credit-related and non-credit related impairments, respectively. The Company does not consider the remaining 32 non-agency mortgage-backed securities with amortized costs of approximately $1.3 million to be “other-than-temporarily” impaired as of that date.

U.S. Agency Securities. The outstanding balance of the Company’s U.S. agency debt securities totaled $69.2 million at December 31, 2009 and comprised 8.5% of total investments and 3.1% of total assets as of that date. Such securities are comprised of $65.0 million of U.S. agency debentures and $4.2 million of securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government sponsored entity.

At December 31, 2009, the Company’s U.S. agency debentures and SBA securities were each characterized by unrealized losses. With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debt securities are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on supply and demand.

With regard to interest rates, the Company’s SBA securities are variable rate investments whose interest coupons are generally based on the Prime index minus a margin. Based upon the historically low level of short term market interest rates, of which the Prime index is one measure, the current yields on these securities are comparatively low. Consequently, the fair value of the SBA securities, as determined based upon the market price of these securities, reflects the adverse effects of the historically low short term, market interest rates at December 31, 2009.

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

Unlike its SBA securities, the Company’s U.S. agency debentures are fixed rate investments whose fair values over time reflect movements in comparatively longer term market interest rates. The unrealized losses associated with the U.S. agency debentures at December 31, 2009 is largely attributed to the reduction in the securities’ market values arising from the upward movement in longer term market interest rates since their acquisition by the Company.

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

Notwithstanding that a portion of the Company’s U.S. agency securities are classified as available for sale while the remainder are classified as held to maturity, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired securities within each segment until the fair value of the securities recover to a level equal to or greater than the Company’s amortized cost. As of December 31, 2009 the Company has not decided to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. Moreover, the Company purchased these securities at either par or nominal premiums. Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency securities with unrealized losses at December 31, 2009 to be “other-than-temporarily” impaired as of that date. As such, the temporary impairments associated with those securities classified as available for sale continue to be recognized through other comprehensive income while the accounting for those securities classified as held to maturity continue to be based upon historical cost.

Obligations of States and Political Subdivisions. The outstanding balance of the Company’s securities representing obligations of state and political subdivisions totaled $18.8 million at December 31, 2009 and comprised 2.3% of total investments and less than one percent of total assets as of that date. Such securities are generally comprised of bank qualified securities representing general obligations of New Jersey municipalities or the obligations of their related entities such as boards of education or utility authorities.

The Company generally evaluates the level of credit risk for each of the securities within this category based upon ratings assigned by one or more credit rating agencies. Currently, all securities within this category are investment grade with ratings of AA+ or higher by Fitch Ratings (“Fitch”) and A3 or higher by Moody’s Investors Service (“Moody’s).

In light of their strong credit ratings, the unrealized losses on the Company’s investment in municipal obligations are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand. Notwithstanding the generally strong credit ratings of the Company’s specific municipal securities, the market prices of bank-qualified municipal obligations, in general, currently reflect the effect of reduced demand for such securities. Such reduced demand is attributable, in part, to the overall increased level of credit risk-aversion currently characterizing many financial institutions in the marketplace. More specifically, however, the reduced demand specifically reflects the state and local economic strains which have adversely affected the financial condition of many municipalities. As noted above, each of the Company’s municipal obligations retained their investment grade status at December 31, 2009. However, the financial challenges facing certain issuers of the Company’s municipal obligations have been evidenced through credit rating downgrades within the investment grade tier. In addition to the affects of reduced demand, municipal obligation prices also reflect the effects of increased supply generally arising from financial institutions selling investments and reducing assets for capital adequacy purposes, as noted earlier.

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

While all of its municipal obligations are classified as “available-for-sale”, the Company has both the ability and intent to hold temporarily impaired securities until the fair value of the securities recover to a level equal to or greater than the Company’s amortized cost. As of December 31, 2009, the Company has not decided to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. Moreover, the Company purchased these securities at either par or nominal premiums. Call provisions, where applicable, require full repayment of principal at par by the issuer. Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider any of its investments in municipal obligations to be “other-than-temporarily” impaired as of December 31, 2009.

Trust Preferred Securities. The outstanding balance of the Company’s trust preferred securities totaled $6.6 million at December 31, 2009 and comprised less than one percent of total investments and total assets as of that date. The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of December 31, 2009, that were originally issued by four separate financial institutions. As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

Specifically, impairments associated with investment-grade trust preferred securities are generally categorized as “noncredit-related” given the nominal level of credit losses that would be expected based upon such ratings. At December 31, 2009, the Company owned two securities at an amortized cost of $2.9 million that were uniformly rated as investment grade by Moody’s, Fitch and Standard & Poor’s Financial Services (“S&P”). The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month Libor plus a margin. Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low. Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at December 31, 2009.

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

In light of the factors noted above, the Company does not consider its investments in those trust preferred securities with unrealized losses at December 31, 2009 that were uniformly rated as investment grade to be “other-than-temporarily” impaired for “credit-related” reasons as of that date.

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

At December 31, 2009, the Company owned two securities at an amortized cost of $4.9 million that were rated as investment grade by Moody’s, but below investment grade by Fitch and S&P. The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

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

In light of the factors noted above, the Company does not consider its investments in those trust preferred securities with unrealized losses at December 31, 2009 that were characterized by one or more non-investment grade ratings to be “other-than-temporarily” impaired for “credit-related” reasons as of that date.

While all of its trust preferred securities are classified as available for sale, the Company has both the ability and intent, as of the periods presented, to hold the impaired securities until their fair values recover to a level equal to or greater than the Company’s amortized cost. Toward that end, the fair values of the two securities with combined amortized costs totaling $2.9 million representing de-facto obligations of JPMorgan Chase & Co increased by approximately $458,000 or 15.3% of par to $2.1 million at December 31, 2009 from $1.7 million at June 30, 2009. Additionally, the fair values of the two securities with combined amortized costs totaling $4.9 million representing de-facto obligations of Bank of America Corporation increased $972,000 or $19.4% of par to $3.4 million at December 31, 2009 from $2.4 million at June 30, 2009.

As of December 31, 2009 the Company has not decided to sell the securities. Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. Moreover, the Company purchased these securities at nominal discounts. Call provisions, where applicable, require full repayment of principal at par or higher by the issuer. Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its investments in trust preferred securities with unrealized losses at December 31, 2009 to be “other-than-temporarily” impaired as of that date. As such, the temporary impairments associated with these available for sale securities continue to be recognized through other comprehensive income.

The following table presents roll forwards of OTTI recognized in earnings due to credit-related losses. At December 31, 2009, all OTTI attributed to credit-related factors have been recognized through earnings.

		Activity in credit-related other-than-temporary impairment (“OTTI”) recognized through earnings for the three months ended December 31, 2009
	Cumulative balance of credit-related OTTI recognized in earnings through September 30, 2009	Additions for newly identified credit-related OTTI	Additions to existing OTTI for further credit-related declines in fair value	Reductions in credit-related OTTI for security sale	Reductions in credit-related OTTI due to accretion of impairment into interest income	Cumulative balance of credit-related OTTI recognized in earnings through December 31, 2009
	(In Thousands)
Collateralized mortgage
Obligations:
Non-agency securities	$532	$1	$54	$-	$-	$587

		Activity in credit-related other-than-temporary impairment (“OTTI”) recognized through earnings for the six months ended December 31, 2009
	Cumulative balance of credit-related OTTI recognized in earnings through June 30, 2009	Additions for newly identified credit-related OTTI	Additions to existing OTTI for further credit-related declines in fair value	Reductions in credit-related OTTI for security sale	Reductions in credit-related OTTI due to accretion of impairment into interest income	Cumulative balance of credit-related OTTI recognized in earnings through December 31, 2009
	(In Thousands)
Collateralized mortgage
Obligations:
Non-agency securities	$434	$8	$145	$-	$-	$587

11. BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

Service cost	$38	$37	$76	$74
Interest cost	90	88	180	176
Amortization of unrecognized transition
obligation	—	11	—	22
Amortization of unrecognized past service
Liability	17	17	34	34
Amortization of unrecognized net actuarial loss	18	21	36	42

Net periodic benefit expense	$163	$174	$326	$348

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

In September 2006, the FASB issued guidance concerning accounting for deferred compensation and postretirement benefit aspects of endorsement split dollar life insurance arrangements. This guidance requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Company adopted the guidance on July 1, 2008, and recorded a cumulative effect adjustment of $480,000 as a reduction of retained earnings effective July 1, 2008. As a result of the adoption of this guidance, total compensation expense for the three and six months ended December 31, 2009 included approximately $6,000 and $12,000, respectively, while compensation expense for the comparable periods in fiscal 2008 included approximately $8,000 and $17,000, respectively.

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

In January 2010, the FASB issued guidance concerning fair value measurement and disclosures. The guidance mandates additional disclosure requiring that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers while also requiring that in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The guidance clarifies existing fair value disclosure requirements such that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.

A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. Moreover, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. This guidance also includes conforming amendments regarding employers’ disclosures about postretirement benefit plan assets. The conforming amendments change the terminology from “major categories” of assets to “classes” of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At December 31, 2009
Securities available for
Sale	$-	$28,501	$1,040	$29,541
Mortgage-backed
securities available
for sale	-	717,654	-	717,654

At June 30, 2009
Securities available for
Sale	$-	$26,987	$1,040	$28,027
Mortgage-backed
securities available
for sale	-	683,785	-	683,785

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

Those assets and liabilities measured at fair value on a non-recurring basis are summarized:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At December 31, 2009
Impaired loans	$-	$-	$10,987	$10,987
Real estate owned	-	-	281	281
Other-than-temporarily
impaired securities
held to maturity	-	296	-	296

At June 30, 2009
Impaired loans	$-	$-	$3,949	$3,949
Other-than-temporarily
impaired securities
held to maturity	-	274	-	274

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Market value is measured based on the value of the collateral securing the loan and is classified at a Level 3 in the fair value hierarchy. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s guidance on accounting by creditors for impairment of a loan with the fair value estimated using the market value of the collateral reduced by estimated disposal costs. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Impaired loans valued using Level 3 inputs had principal balances totaling $13.7 million and $5.4 million with valuation allowances of $2.7 million and $1.4 million at December 31, 2009 and June 30, 2009, respectively.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2009 and June 30, 2009:

Cash and Cash Equivalents, Interest Receivable and Interest Payable. The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities. See the discussion presented on Page 29 concerning assets measured at fair value on a recurring basis.

Loans Receivable. Except for certain impaired loans as previously discussed, the fair value of loans receivable is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

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

Commitments. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure. The contractual amounts of unfunded commitments are presented on Page 49.

The carrying amounts and estimated fair values of financial instruments are as follows:

	At December 31, 2009		At June 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$202,520	$202,520	$211,525	$211,525
Securities available for sale	29,541	29,541	28,027	28,027
Securities held to maturity	65,000	63,715	—	—
Loans receivable	1,021,705	1,029,308	1,039,413	1,048,219
Mortgage-backed securities available for sale	717,654	717,654	683,785	683,785
Mortgage-backed securities held to maturity	3,677	3,488	4,321	3,678
Interest receivable	8,366	8,366	8,237	8,237

Financial liabilities:
Deposits (A)	1,497,021	1,505,562	1,421,201	1,430,796
Advances from FHLB	210,000	254,283	210,000	238,714
Interest payable on FHLB advances	1,065	1,065	1,058	1,058

(A) Includes accrued interest payable on deposits of $145 and $125, respectively, at December 31 and June 30, 2009.

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

Comparison of Financial Condition at December 31, 2009 and June 30, 2009

General. Total assets increased $78.3 million to $2.20 billion at December 31, 2009, from $2.12 billion at June 30, 2009. The increase in total assets was due primarily to increases in non-mortgage-backed securities, mortgage-backed securities and other assets partially offset by decreases in cash and cash equivalents and net loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-earning and noninterest-earning deposits in other banks, decreased $9.0 million to $202.5 million at December 31, 2009 from $211.5 million at June 30, 2009. The reported reduction in short term, liquid assets primarily reflects the reinvestment of a portion of the Company’s excess liquidity during the first six months of fiscal 2010 into investment securities. However, the cash outflows resulting from investment security purchases have been substantially replenished by the cash inflows attributable to net reductions in the loan portfolio and net deposit growth.

At December 31, 2009, the balance of interest-bearing deposits primarily included funds on deposit with a money center bank and the FHLB of New York. Management routinely transfers funds between the two depository institutions to maximize the return on the funds, with the former pricing off of 30-day Libor and the latter off of the federal funds rate.

Securities Available for Sale. Non-mortgage-backed securities classified as available for sale increased by $1.5 million to $29.5 million at December 31, 2009 from $28.0 million at June 30, 2009. The increase in the portfolio was attributable to an increase in the fair value of the portfolio partially offset by principal repayments. At December 31, 2009, the available for sale non-mortgage-backed securities portfolio consisted of $4.2 million of SBA pass-through certificates, $18.8 million of municipal bonds and $6.6 million of single issuer trust preferred securities with amortized costs of $4.3 million, $18.1 million and $8.9 million, respectively. The net unrealized loss for this portfolio was reduced to $1.7 million at December 31, 2009 from $3.6 million as of June 30, 2009. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at December 31, 2009. (For additional information refer to Note 10 to consolidated financial statements.)

Securities Held to Maturity. Non-mortgage-backed securities classified as held to maturity increased to $65.0 million at December 31, 2009 from $-0- at June 30, 2009 resulting from the Company’s purchase of agency debentures during the first six months of fiscal 2010. The purchase of these securities deployed a portion of the Company’s excess liquidity that had accumulated for the reasons noted earlier.

Loans Receivable. Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, decreased $17.7 million to $1.02 billion at December 31, 2009 from $1.04 billion at June 30, 2009. The decrease in net loans receivable was primarily attributable to net decreases in the balances of residential mortgage loans which were partially offset by net increases in the balance of commercial mortgage loans and construction loans.

Residential mortgage loans, in aggregate, decreased by $29.6 million to $785.2 million at December 31, 2009 from $814.8 million at June 30, 2009. The components of the aggregate decrease included a net reduction in the balance of one-to-four family first mortgage loans of $24.9 million to $664.4 million at December 31, 2009 coupled with net declines in the balance of home equity loans and home equity lines of credit of $4.3 million and $410,000, respectively, whose ending balances at December 31, 2009 were $109.1 million and $11.7 million, respectively. The reduction in the balance of residential mortgage loans reflects management’s continued adherence to its disciplined pricing policy coupled with the effects of diminished loan demand in the marketplace arising from challenging economic conditions and declining real estate values which have adversely impacted residential real estate purchase and refinancing activity. In total, residential mortgage loan origination volume for the six months ended December 31, 2009 was $61.5 million. Loan volume for the first six months of fiscal 2010 reflected originations of one-to-four family first mortgage loans totaling $41.8 million, of which $28.3 million and $13.5 million were originated during the linked quarters ended September 30, 2009 and December 31, 2009, respectively. For that same period, aggregate originations of home equity loans and home equity lines of credit totaled $19.7 million, of which $11.6 million and $8.1 million were originated during the same comparative linked quarters, respectively.

Commercial loans, in aggregate, increased by $11.1 million to $223.2 million at December 31, 2009 from $212.2 million at June 30, 2009. The components of the aggregate increase included growth in nonresidential mortgage loans and business loans of $11.1 million and $485,000, respectively, whose ending balances at December 31, 2009 were $182.9 million and $15.3 million, respectively. Partially offsetting these increases was a decline in multi-family mortgage loans of $534,000 to $25.0 million at December 31, 2009. The net growth in commercial loans reflects the Company’s long-term expanded strategic emphasis in commercial lending coupled with a continuing favorable pricing environment for these loans. In total, commercial loan origination volume for the six months ended December 31, 2009 was $22.7 million. Loans volume for the first six months of fiscal 2010 reflected originations of multi-family and commercial real estate mortgage loans totaling $21.2 million, of which $13.7 million and $7.5 million were originated during the linked quarters ended September 30, 2009 and December 31, 2009, respectively. For that same period, aggregate originations of commercial business loans totaled $1.5 million, of which $1.2 million and $324,000 were originated during the same comparative linked quarters, respectively.

The outstanding balance of construction loans, net of loans-in-process, increased by $2.4 million to $15.7 million at December 31, 2009. The net increase in construction loans resulted from additional disbursements on construction loans less repayments on such loans. Construction loan disbursements for the six months ended December 31, 2009 totaled $5.5 million, of which $4.1 million and $1.4 million were funded during the linked quarters ended September 30, 2009 and December 31, 2009, respectively.

Finally, other loans, primarily comprising account loans and deposit account overdraft lines of credit, decreased $225,000 to $4.3 million at December 31, 2009. Other loan originations for the six months ended December 31, 2009 totaled $720,000, of which $374,000 and $346,000 were originated during the linked quarters ended September 30, 2009 and December 31, 2009, respectively.

The balance of the allowance for loan losses increased by $940,000 to $7.4 million or 0.72% of total loans at December 31, 2009 from $6.4 million or 0.62% of total loans at June 30, 2009. As of those same dates, nonperforming loans increased $6.2 million to $19.4 million or 1.88% of total loans from $13.2 million or 1.26% of total loans.

The increase in nonperforming loans included an increase in the balance of loans 90 days or more past due and still accruing of $8.2 million to $13.2 million at December 31, 2009 from $5.0 million at June 30, 2009. For those same comparative dates, the corresponding number of loans 90 days or more past due and still accruing increased by 18 to 30 loans from 12 loans. Loans reported as 90 days or more past due and still accruing at December 31, 2009 include 25 residential mortgage loans totaling $11.4 million, two construction loans totaling $1.2 million and three secured business loans totaling $622,000.

The 25 residential mortgage loans totaling $11.4 million reported as 90 days or more past due and still accruing represent residential mortgage loans secured by New Jersey properties that were purchased from Countrywide Home Loans, Inc. (“Countrywide”) and continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP. In accordance with our agreement, the servicer advances scheduled principal and interest payments to the Bank when such payments are not made by the borrower. The timely receipt of principal and interest from the servicer ensures the continued accrual status of the Bank’s loan. However, the delinquency status reported for these nonperforming loans reflects the borrower’s actual delinquency irrespective of the Bank’s receipt of advances which will be recouped by the servicer from the Bank in the event the borrower does not reinstate the loan. Based upon updated collateral valuations, the Bank has established specific valuation allowances totaling $1.9 million for the identified impairment attributable to 20 of these 25 loans at December 31, 2009. The remaining 5 loans reported as 90 days or more past due and still accruing are in various stages of collection, workout or foreclosure with no estimated impairments requiring specific valuation allowances based upon the Company’s evaluation at December 31, 2009. As of that same date, the Bank owned a total of 192 residential mortgage loans with an aggregate outstanding balance of $97.4 million that were originally acquired from Countrywide. Of these loans, an additional 11 loans totaling $4.4 million are 30-89 days past due and are in various stages of collection.

The net increase in nonperforming loans attributable to loans 90 days or more past due and still accruing was partially offset by a $1.9 million decrease in the balance of nonaccrual loans to $6.2 million at December 31, 2009 from $8.1 million at June 30, 2009. For those same comparative dates, the corresponding number of nonaccrual loans was unchanged at 21 loans. Nonaccrual loans at December 31, 2009 include 12 residential mortgage loans totaling $1.8 million, three construction loans totaling $714,000, four multi-family loans totaling $1.0 million, one nonresidential mortgage loan totaling $2.7 million and one secured business loan totaling $6,400.

As of December 31, 2009, the Company has established specific valuation allowances totaling $483,000 in the full amount of the outstanding balances of two of the four nonaccrual multifamily mortgage loans. These loans represent nonperforming participations acquired through the Thrift Institutions Community Investment Corporation (“TICIC”), a subsidiary of the New Jersey Bankers

Association. As of that same date, the Company has established a specific valuation allowance of $1,300 for the impairment identified on the one secured business loan totaling $6,400 that was reported as nonaccrual at December 31, 2009. The remaining 18 nonaccrual loans totaling $5.7 million are in various stages of collection, workout or foreclosure with no estimated losses requiring specific valuation allowances based upon the Company’s evaluation at December 31, 2009.

In addition to the loans noted above, the Company has established additional specific valuation allowances of approximately $325,000 attributable to three impaired multifamily loans with aggregate outstanding principal balances of $3.6 million. While not nonperforming at December 31, 2009, the loans are adversely classified with impairments identified in the amount of the specific valuation allowances noted.

Mortgage-backed Securities Available for Sale. Mortgage-backed securities available for sale, all of which are government agency pass-through certificates, increased $33.9 million to $717.7 million at December 31, 2009 from $683.8 million at June 30, 2009. The net increase resulted from the purchase of approximately $113.7 million of fixed rate, agency mortgage-backed securities coupled with an increase of $2.3 million in their fair value that were partially offset by principal repayments and maturities during the six months ended December 31, 2009. The purchase of the mortgage-backed securities during the period deployed a portion of the Company’s excess liquidity that had accumulated for the reasons noted earlier. The net unrealized gain for this portfolio was $20.9 million as of December 31, 2009. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at December 31, 2009. The purchase of the mortgage-backed securities during the six months ended December 31, 2009 included approximately $13.1 million of issues eligible to meet the Community Reinvestment Act investment test during the reporting period. (For additional information refer to Note 10 to consolidated financial statements.)

Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased $644,000 to $3.7 million at December 31, 2009 from $4.3 million at June 30, 2009 due primarily to principal repayments and the recognition of an additional $360,000 of other-than-temporary impairment in the value of certain non-agency collateralized mortgage obligations in the portfolio. Through December 31, 2009, the Company’s analyses of the non-agency collateralized mortgage obligations resulted in the conclusion that securities having an aggregate amortized cost, adjusted for prior impairment charges, of $730,000 were other-than-temporarily impaired by an additional $360,000. Of this impairment, $153,000 was determined to be credit-related, and therefore recognized through earnings, while $207,000 was determined to be noncredit-related and therefore recognized through other comprehensive income. At December 31, 2009, the Company’s non-agency collateralized mortgage obligations have a total book value, net of other-than-temporary impairment charges, of $2.0 million and fair value of $1.8 million with the difference attributed to temporary impairments of value. The remainder of the held to maturity mortgage-backed securities portfolio comprises government agency mortgage pass-through securities and collateralized mortgage obligations that were not other-than-temporarily impaired based upon management’s evaluation at December 31, 2009. (For additional information refer to Note 10 to consolidated financial statements.)

Other Assets. Other noteworthy changes include a net increase of approximately $6.1 million in other assets that was largely attributable to the Bank’s $5.0 million prepayment of FDIC insurance. This prepayment resulted from the FDIC’s requirement that all insured depository institutions prepay their federal deposit insurance assessments through 2012 at December 30, 2009. Offsetting this increase in other assets was a decline in the balance of the Company’s net deferred income tax asset from $1.4 million at June 30, 2009 to $-0- at December 31, 2009 reflecting a change in the Company’s net deferred income tax position from a net deferred income tax asset to a net deferred income tax liability. The change was largely attributable to an increase in the tax-effected unrealized gains associated with the

Company’s available for sale investment securities portfolios from June 30, 2009 to December 31, 2009. A related increase in deferred income tax liabilities has been recorded at December 31, 2009.

Deposits. Deposits increased $75.8 million to $1.50 billion at December 31, 2009 from $1.42 billion at June 30, 2009. Management continued to maintain disciplined pricing during the reporting period. Nevertheless, growth was reported across all categories of deposits. For the six months ended December 31, 2009, interest-bearing demand deposits increased $35.7 million to $199.3 million, savings deposits increased $14.5 million to $316.1 million, certificates of deposit increased $20.8 million to $925.6 million and non-interest-bearing demand deposits increased $4.8 million to $56.0 million. In general, depositors have been lengthening the maturities of their certificates of deposit, particularly by transferring maturing accounts to 24-month and 36-month certificates of deposit in order to improve the yield.

Advances from FHLB. The outstanding balance of FHLB advances was unchanged at $210 million at December 31, 2009 from June 30, 2009 reflecting the absence of new advances or maturities during the six months ended December 31, 2009.

Stockholders’ Equity. During the six months ended December 31, 2009 stockholders’ equity increased $3.8 million to $480.5 million from $476.7 million at June 30, 2009. The increase was partly attributable to a $2.4 million increase in accumulated other comprehensive income due primarily to the aggregate mark-to-market adjustment to the available for sale securities portfolios and benefit plan related adjustments to equity. The increase in stockholders’ equity also reflected net income during the period of $2.9 million. Also contributing to the increase was $766,000 for ESOP shares earned, $1.5 million for restricted stock plan shares earned and an adjustment to equity of $953,000 for expensing stock options. Partially offsetting these increases to stockholders’ equity was a $2.7 million increase in treasury stock due to the purchase of 263,300 shares of the Company’s common stock as well as $2.0 million in cash dividends declared for payment to shareholders, net of waived dividends.

Comparison of Operating Results for the Three Months Ended December 31, 2009 and December 31, 2008

General. Net income for the three months ended December 31, 2009 was $1.8 million, or $0.03 per diluted share; a decrease of $397,000 compared to $2.2 million, or $0.03 per diluted share for the three months ended December 31, 2008. The decrease in net income between the comparative quarters resulted primarily from increases in the provision for loan loss and noninterest expense coupled with a decrease in noninterest income which were partly offset by an increase net interest income. In total, these factors resulted in an overall decrease in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the three months ended December 31, 2009 was $14.4 million, an increase of $723,000 from $13.7 million for the three months ended December 31, 2008. The increase in net interest income between the comparative quarters resulted from a decrease in interest expense that outpaced the concurrent decrease in interest income. In general, the decrease in interest expense reflected a continued decline in the cost of deposits resulting primarily from the downward re-pricing of certificates of deposit while the decrease in interest income was primarily attributable to an increase in the average balance of lower yielding cash and cash equivalents in relation to other interest earning assets.

As a result of these factors, the Company’s net interest rate spread increased 19 basis points to 2.51% for the three months ended December 31, 2009 from 2.32% for the three months ended December 31, 2008. The increase in the net interest rate spread reflected a decrease in the cost of interest bearing liabilities of 71 basis points to 2.27% from 2.98% which was partially offset by a decrease in the yield on earning assets of 52 basis points to 4.78% from 5.30% for the same comparative periods. A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

Notwithstanding the increase in net interest income and net interest rate spread, the Company’s net interest margin was unchanged at 2.91% for the three months ended December 31, 2009 and December 31, 2008. In light of the improved net interest spread, the unchanged net interest margin reflects proportionately greater growth in the average balance of noninterest-earning assets compared with that of noninterest-bearing liabilities between the comparative quarters. Specifically, the average balance of noninterest-bearing liabilities increased by $8.7 million to $75.6 million for the three months ended December 31, 2009 from $66.9 million for the three months ended December 31, 2008. By comparison, the average balance of noninterest-earning assets increased by $44.9 million to $207.9 million for the three months ended December 31, 2009 from $163.0 million for the three months ended December 31, 2008. The disparity in growth between noninterest-earning assets versus noninterest-bearing liabilities is also reflected in the Company’s ratio of average interest-earning assets to average interest-bearing liabilities which decreased to 121.37% for the three months ended December 31, 2009 from 124.82% for the three months ended December 31, 2008.

The increase in noninterest-earning assets was primarily attributable to growth in the average balance of noninterest-earning cash. The growth in the Company’s short term, liquid assets, including noninterest-earning cash, had accumulated over several consecutive quarters due largely to retail deposit growth outpacing the Company’s near-term ability to deploy such funds into high quality loans. As noted in greater detail below, a portion of such funds have been reinvested into high quality investment securities during the six months ended December 31, 2009.

The balance of noninterest-earning assets also reflects an increase in prepaid expense assets attributable to the $5.0 million prepayment of the FDIC deposit insurance premiums through 2012 remitted on December 30, 2009. (For additional information, see Liquidity and Capital Resources discussion below).

Interest Income. Total interest income decreased $1.2 million to $23.7 million for the three months ended December 31, 2009 from $24.9 million for the three months ended December 31, 2008. As noted above, the decrease in interest income reflected a decrease in the average yield on earning assets which declined 52 basis points to 4.78% for the three months ended December 31, 2009 from 5.30% for the three months ended December 31, 2008. The decrease in the average yield was partially offset by an increase in the average balance of interest-earning assets which increased $99.4 million to $1.98 billion from $1.88 billion for the same comparative periods.

Interest income from loans decreased $706,000 to $14.7 million for the three months ended December 31, 2009 from $15.4 million for the three months ended December 31, 2008. The decrease in interest income on loans was primarily attributable to a decrease in their average balance which declined $42.0 million to $1.04 billion for the three months ended December 31, 2009 from $1.09 billion for the three months ended December 31, 2008.

Within the decline in the average balance of loans, the Company reported a $69.3 million reduction in the average balance of residential mortgage loans to $802.4 million for the three months ended December 31, 2009 from $871.7 million for the three months ended December 31, 2008. The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit. The decline reflected the continued diminished residential loan demand by qualified borrowers coupled with the Company’s disciplined pricing for such loans in the face of aggressive pricing in the marketplace for certain loan products.

By contrast, the Company reported a net increase of $26.9 million in the average balance of commercial loans to $221.1 million from $194.2 million for those same comparative periods. The increase reflects the Company’s long-term expanded strategic emphasis in commercial lending coupled with a continuing favorable pricing environment for these loans.

The overall decrease in interest income on loans also reflects a decrease in their average yields which declined four basis points to 5.65% for the three months ended December 31, 2009 from 5.69% for the three months ended December 31, 2008. The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which generally provides “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans. However, because the Company’s commercial loans generally comprise comparatively higher yielding multi-family mortgages, nonresidential mortgage loans and business loans, the continued reallocation within the loan portfolio from residential mortgages into commercial loans diminished the adverse impact of lower market interest rates on the overall yield of the loan portfolio between the comparative periods.

Interest income from mortgage-backed securities decreased $809,000 to $8.1 million for the three months ended December 31, 2009 from $8.9 million for the three months ended December 31, 2009. The decrease in interest income reflected a decrease in the average yield on mortgage-backed securities partially offset by an increase in their average balance. The average yield on mortgage-backed securities declined 52 basis points to 4.58% for the three months ended December 31, 2009 from 5.10% for the three months ended December 31, 2008 while the average balance of the securities increased $8.2 million to $706.1 million from $697.9 million for those same comparative periods.

The reduction in the overall yield of the mortgage-backed securities portfolio is attributable to many of the same factors affecting the yield on the Company’s loan portfolio. That is, lower market interest rates have continued to provide a “rate reduction” refinancing incentive to mortgagors resulting in the pay off of comparatively higher rate mortgage loans underlying the Company’s mortgage-backed securities. Simultaneously, lower market interest rates have resulted in the downward re-pricing of loans underlying the Company’s adjustable rate mortgage-backed securities. The increase in the average balance of mortgage-backed securities reflects the security purchases described earlier resulting from the reinvestment of a portion of the Company’s short term liquid assets into investment securities.

Interest income from non-mortgage-backed securities increased $324,000 to $612,000 for the three months ended December 31, 2009 from $288,000 for the three months ended December 31, 2008. The increase in interest income reflected an increase in the average balance of non-mortgage-backed securities partially offset by a decrease in their average yield. The average balance of these securities increased $39.5 million to $71.6 million for the three months ended December 31, 2009 from $32.1 million for the three months ended December 31, 2008. For those same comparative periods, the average yield on non-mortgage-backed securities declined 16 basis points to 3.42% from 3.58%.

The increase in the average balance of non-mortgage backed securities was primarily attributable to a $39.5 million increase in the average balance of taxable securities to $53.4 million during the quarter ended December 31, 2009 from $13.9 million for the three months ended December 31, 2008. For those same comparative periods, the average balance of tax-exempt securities was substantially unchanged at $18.2 million. Similarly, the decrease in the average yield on non-mortgage backed securities was primarily attributable to a 31 basis point decline in the yield of taxable securities to 3.40% during the quarter ended December 31, 2009 from 3.71% during the quarter ended December 31, 2008. For those same comparative periods, the average yield on tax-exempt securities declined one basis point to 3.48% from 3.49%.

Interest income from other interest-earning assets decreased $71,000 to $215,000 for the three months ended December 31, 2009 from $286,000 for the three months ended December 31, 2008. The decrease in interest income was primarily attributable to a decrease in the average yield on other interest-earning assets which declined 119 basis points to 0.54% for the three months ended December 31, 2009 from 1.73% for the three months ended December 31, 2008. The decline in average yield was partially offset by an increase in the average balance of other interest-earning assets which increased $93.8 million to $159.8 million for the three months ended December 31, 2009 from $66.0 million for the three months ended December 31, 2008.

The decrease in the average yield on other interest-earning assets primarily reflects a decrease in the average yield of interest-earning deposits resulting from the decline in short term, market interest rates to historical lows. The increase in the average balance of other interest-earning assets was primarily attributable to a $93.4 million increase in the average balance of interest-earning deposits to $146.8 million for the three months ended December 31, 2009 from $53.0 million for the three months ended December 31, 2008. The increase in the average balance of interest-earning deposits reflects the accumulation of short term liquid assets described earlier.

Interest Expense. Total interest expense decreased $2.0 million to $9.3 million for the three months ended December 31, 2009 from $11.2 million for the three months ended December 31, 2008. As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 71 basis points to 2.27% for the three months ended December 31, 2009 from 2.98% for the three months ended December 31, 2008. The decrease in the average yield was partially offset by an increase in the average balance of interest-bearing liabilities of $124.7 million to $1.63 billion from $1.51 billion for the same comparative periods.

Interest expense attributed to deposits decreased $1.9 million to $7.2 million for the three months ended December 31, 2009 from $9.1 million for the three months ended December 31, 2008. The decrease resulted primarily from a 79 basis point decrease in the average cost of interest-bearing deposits to 2.02% for the three months ended December 31, 2009 from 2.81% for the three months ended December 31, 2008. The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates. For the same comparative periods, the average cost of interest-bearing checking accounts decreased 35 basis points to 1.15% from 1.50%, the average cost of savings accounts decreased two basis points to 1.04% from 1.06% and the average cost of certificates of deposit decreased 112 basis points to 2.53% from 3.65%.

The decrease in the average cost was partially offset by a $132.4 million increase in the average balance of interest-bearing deposits to $1.42 billion for the three months ended December 31, 2009 from $1.29 billion for the three months ended December 31, 2008. The reported increase in the average balance was reflected across all categories of interest-bearing deposits and reflected the Company’s strategic efforts to increase its deposit base coupled with consumer demand for the safety of FDIC insurance to protect their financial assets given the recent volatility in the financial markets for uninsured investment products. For the same comparative periods, the average balance of interest-bearing checking accounts increased $31.3 million to $185.9 million from $154.6 million, the average balance of savings accounts increased $20.2 million to $310.0 million from $289.8 million and the average balance of certificates of deposit increased $80.9 million to $926.1 million from $845.3 million. As of December 31, 2009, approximately $708.9 million or 76.6% of certificates of deposit, with a weighted average cost of 2.14%, mature within one year. Because the Bank’s offering rates for CDs maturing in one year or less are generally lower than 2.14% at December 31, 2009, the majority of these certificates may re-price downward to the extent they remain with the Bank at maturity.

Interest expense attributed to FHLB advances decreased $101,000 to $2.1 million for the three months ended December 31, 2009 from $2.2 million for the three months ended December 31, 2008. The decrease in interest expense was attributable to the combined effects of a decline in both the average balance and average cost of FHLB advances between the comparative periods. The average balance of FHLB advances decreased $7.7 million to $210.0 million for the three months ended December 31, 2009 from $217.7 for the three months ended December 31, 2008 while the average cost of FHLB advances declined five basis points to 3.95% from 4.00% for those same comparative periods. The decline in the average balance and average cost of FHLB advances was primarily attributable to the repayment of maturing advances totaling $8.0 million with a weighted average cost of 5.47% during the fiscal year ended June 30, 2009.

Provision for Loan Losses. The provision for loan losses increased $496,000 to $605,000 for the three months ended December 31, 2009 from $109,000 for the three months ended December 31, 2008. The provision in the current period reflected required net increases to the allowance for loan losses attributable primarily to estimated specific losses on several impaired mortgage loans on residential properties located in New Jersey, as discussed in greater detail above. The provision also reflected changes to balances of general valuation allowances attributable to the application of historical and environmental loss factors to the remaining non-impaired portion of the loan portfolio in accordance with the Company’s allowance for loan loss calculation methodology.

Non-Interest Income. Non-interest income decreased $221,000 to $515,000 for the three months ended December 31, 2009 from $736,000 for the three months ended December 31, 2009. Noninterest income attributed to fees, service charges and miscellaneous income decreased $166,000 to $570,000 during the quarter ended December 31, 2009 from $736,000 during the quarter ended December 31, 2008. The decrease in noninterest income was primarily attributable to the recognition of a $132,000 gain on sale of deposits during the three months December 31, 2008 with no such income recognized during the three months ended December 31, 2009. Conversely, the reduction in noninterest income reflected net REO operations expenses recorded during the current quarter with no such expenses recognized during the earlier comparative quarter. Finally, the decrease in noninterest income also reflected a decline in income from the Bank’s official check clearing agent. The clearing agent is no longer able to compensate its clients at a meaningful level for use of the float on official checks due to significant losses and reduced yields in its investment securities portfolio.

The declines in the foregoing categories of non-interest income were exacerbated by net losses on investment securities. Specifically, during the quarter ended December 31, 2009, the Company recognized net losses on investment securities totaling $55,000 which were attributable to a non-cash, pre-tax charge to noninterest income resulting from additional other-than-temporary impairment in the value of certain non-agency collateralized mortgage obligations in the Bank’s held to maturity securities portfolio. These securities were originally acquired upon the in-kind redemption of the Bank’s interest in the AMF Fund during the quarter ended September 30, 2008. No losses on securities were recorded during the earlier comparative quarter ended December 31, 2008 relating to any of the Company’s investments, including those acquired through the in-kind redemption of the AMF Fund.

Non-Interest Expenses. Non-interest expenses increased $618,000 to $11.2 million for the three months ended December 31, 2009 from $10.6 million for the three months ended December 31, 2008. The significant components of the increase in noninterest expenses primarily included increases in compensation-related expenses and federal deposit insurance premium expense which were partially offset by a decrease in advertising and marketing expenses.

Employee compensation-related expenses increased by approximately $452,000 to $6.7 million for the three months ended December 31, 2009 from $6.2 million for the three months ended December

31, 2008. Such increases reflected additional costs associated with staff augmentation attributable, in part, to branch expansion. More generally, however, the increase in expense also reflects the increase in compensation-related costs attributable to annual increases in wages and salaries of existing staff and overall increases to benefits costs including employee health care benefits. The increase in year-over-year employee compensation expense also reflects an actuarial adjustment that reduced pension expense in the earlier comparative period for which a lesser reduction in expense was recorded during the current period. Partially offsetting these increases was a decline in ESOP expense reflecting the reduction in the market price of the Company’s common stock between comparative periods.

Federal deposit insurance premium expense increased $281,000 to $393,000 for the three months ended December 31, 2009 from $112,000 for the three months ended December 31, 2008. The increase in deposit insurance expense was attributable, in part, to an increase in the assessment rate charged by the Federal Deposit Insurance Corporation (“the FDIC”) on the balance of insurable deposits held by the Bank coupled with the effect of the year-over-year growth in the balance of those deposits.

Advertising and marketing decreased $81,000 to $226,000 for the three months ended December 31, 2009 from $307,000 for the three months ended December 31, 2008. The decline in the expense was attributable to several factors including the reduced need for deposit-related advertising in light of increased consumer demand for the safety of insured deposit products and greater utilization of lower cost, locally focused print advertising campaigns during the more recent comparative period.

In addition to the decreased in advertising and marketing expenses, other less noteworthy variances within the remaining categories of noninterest expense, in aggregate, reduced the Company’s non-interest expenses for the three months ended December 31, 2009 by an additional $34,000 compared to the three months ended December 31, 2008.

Provision for Income Taxes. The provision for income taxes decreased $215,000 to $1.3 million during the three months ended December 31, 2009 from $1.5 million during the three months ended December 31, 2008. The decrease in income taxes between the comparative quarters was primarily attributable to a decrease in pre-tax income. The Company’s effective tax rates during the quarters ended December 31, 2009 and December 31, 2008 were 41.2% and 40.2%, respectively.

Comparison of Operating Results for the Six Months Ended December 31, 2009 and December 31, 2008

General. Net income for the six months ended December 31, 2009 was $2.9 million, or $0.04 per diluted share; a decrease of $1.1 million compared to $4.0 million, or $0.06 per diluted share for the six months ended December 31, 2008. The decrease in net income between the comparative six-month periods resulted primarily from increases in the provision for loan loss and noninterest expense coupled with a decrease in noninterest income which were partly offset by an increase in net interest income. In total, these factors resulted in an overall decrease in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the six months ended December 31, 2009 was $27.6 million, an increase of $733,000 from $26.9 million for the six months ended December 31, 2008. The increase in net interest income between the comparative periods resulted from a decrease in interest expense that outpaced the concurrent decrease in interest income. In general, the decrease in interest expense reflected a continued decline in the cost of deposits resulting primarily from the downward re-pricing of certificates of deposit while the decrease in interest income was primarily attributable to an increase in the average balance of lower yielding cash and cash equivalents in relation to other interest earning assets.

As a result of these factors, the Company’s net interest rate spread increased 19 basis points to 2.41% for the six months ended December 31, 2009 from 2.22% for the six months ended December 31, 2008. The increase in the net interest rate spread reflected a decrease in the cost of interest bearing liabilities of 68 basis points to 2.37% from 3.05% which was partially offset by a decrease in the yield on earning assets of 49 basis points to 4.78% from 5.27% for the same comparative periods. A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

Notwithstanding the increase in net interest income and net interest rate spread, the Company’s net interest margin was nearly unchanged at 2.82% for the six months ended December 31, 2009 compared to 2.83% for the six months ended December 31, 2008. In light of the improved net interest spread, the stable net interest margin reflects proportionately greater growth in the average balance of noninterest-earning assets compared with that of noninterest-bearing liabilities between the comparative periods. Specifically, the average balance of noninterest-bearing liabilities increased by $5.4 million to $74.4 million for the six months ended December 31, 2009 from $69.0 million for the six months ended December 31, 2008. By comparison, the average balance of noninterest-earning assets increased by $55.1 million to $212.1 million for the six months ended December 31, 2009 from $157.0 million for the six months ended December 31, 2008. The disparity in growth between noninterest-earning assets versus noninterest-bearing liabilities is also reflected in the Company’s ratio of average interest-earning assets to average interest-bearing liabilities which decreased to 121.06% for the six months ended December 31, 2009 from 125.19% for the six months ended December 31, 2008.

The increase in noninterest-earning assets was primarily attributable to growth in the average balance of noninterest-earning cash. The growth in the Company’s short term, liquid assets, including noninterest-earning cash, had accumulated over several consecutive quarters due largely to retail deposit growth outpacing the Company’s near-term ability to deploy such funds into high quality loans. As noted in greater detail below, a portion of such funds have been reinvested into high quality investment securities during the six months ended December 31, 2009.

The balance of noninterest-earning assets also reflects an increase in prepaid expense assets attributable to the $5.0 million prepayment of the FDIC deposit insurance premiums through 2012 remitted on December 30, 2009. (For additional information, see Liquidity and Capital Resources discussion below).

Interest Income. Total interest income decreased $3.3 million to $46.8 million for the six months ended December 31, 2009 from $50.1 million for the six months ended December 31, 2008. As noted above, the decrease in interest income reflected a decrease in the average yield on earning assets which declined 49 basis points to 4.78% for the six months ended December 31, 2009 from 5.27% for the six months ended December 31, 2008. The decrease in the average yield was partially offset by an increase in the average balance of interest-earning assets which increased $57.7 million to $1.96 billion from $1.90 billion for the same comparative period.

Interest income from loans decreased $929,000 to $29.6 million for the six months ended December 31, 2009 from $30.5 million for the six months ended December 31, 2008. The decrease in interest income on loans was primarily attributable to a decrease in their average balance which declined $21.1 million to $1.05 billion for the six months ended December 31, 2009 from $1.07 billion for the six months ended December 31, 2008.

Within the reported decline in the average balance of loans, the Company reported a $48.8 million reduction in the average balance of residential mortgage loans to $808.5 million for the six months ended December 31, 2009 from $857.3 million for the six months ended December 31, 2008. The

Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit. The decline reflected the continued diminished residential loan demand by qualified borrowers coupled with the Company’s disciplined pricing for such loans in the face of aggressive pricing in the marketplace for certain loan products.

By contrast, the Company reported a net increase of $27.5 million in the average balance of commercial loans to $219.3 million from $191.8 million for those same comparative periods. The increase reflects the Company’s long-term expanded strategic emphasis in commercial lending coupled with a continuing favorable pricing environment for these loans.

The overall decrease in interest income on loans also reflects a decrease in their average yields which declined six basis points to 5.66% for the six months ended December 31, 2009 from 5.72% for the six months ended December 31, 2008. The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which generally provides “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans. However, because the Company’s commercial loans generally comprise comparatively higher yielding multi-family mortgages, nonresidential mortgage loans and business loans, the continued reallocation within the loan portfolio from residential mortgages into commercial loans diminished the adverse impact of lower market interest rates on the overall yield of the loan portfolio between the comparative periods.

Interest income from mortgage-backed securities decreased $2.1 million to $15.9 million for the six months ended December 31, 2009 from $18.0 million for the six months ended December 31, 2009. The decrease in interest income reflected a decrease in the average yield on mortgage-backed securities coupled with the impact of a decline in their average balance. The average yield on mortgage-backed securities declined 41 basis points to 4.68% for the six months ended December 31, 2009 from 5.09% for the six months ended December 31, 2008 while the average balance of the securities decreased $27.5 million to $680.9 million from $708.4 million for those same comparative periods.

The reduction in the overall yield of the mortgage-backed securities portfolio is attributable to many of the same factors affecting the yield on the Company’s loan portfolio. That is, lower market interest rates have continued to provide a “rate reduction” refinancing incentive to mortgagors resulting in the pay off of comparatively higher rate mortgage loans underlying the Company’s mortgage-backed securities. Simultaneously, lower market interest rates have resulted in the downward re-pricing of loans underlying the Company’s adjustable rate mortgage-backed securities. The decrease in the average balance of mortgage-backed securities generally reflected security repayments that had outpaced the Company’s purchase of mortgage-backed securities through the first quarter of fiscal 2010. This trend was reversed during the second quarter when the average balance of mortgage-backed securities reflected the reinvestment of a portion of the Company’s short term liquid assets into investment securities as described earlier.

Interest income from non-mortgage-backed securities increased $257,000 to $830,000 for the six months ended December 31, 2009 from $573,000 for the six months ended December 31, 2008. The increase in interest income reflected an increase in the average balance of non-mortgage-backed securities augmented by a nominal increase in their average yield. The average balance of these securities increased $16.0 million to $51.9 million for the six months ended December 31, 2009 from $35.9 million for the six months ended December 31, 2008. For those same comparative periods, the average yield on non-mortgage-backed securities increased by one basis point to 3.20% from 3.19%.

The increase in the average balance of non-mortgage backed securities was primarily attributable to a $16.0 million increase in the average balance of taxable securities to $33.7 million during the six months ended December 31, 2009 from $17.7 million for the six months ended December 31, 2008. For those same comparative periods, the average balance of tax-exempt securities was substantially unchanged at $18.2 million. The nominal change in the average yield on non-mortgage backed securities reflected an increase of 16 basis points in the yield of taxable securities to 3.05% during the six months ended December 31, 2009 from 2.89% during the six months ended December 31, 2008 while the average yield on tax-exempt securities declined one basis point to 3.48% from 3.49%.

Interest income from other interest-earning assets decreased $490,000 to $445,000 for the six months ended December 31, 2009 from $935,000 for the six months ended December 31, 2008. The decrease in interest income was primarily attributable to a decrease in the average yield on other interest-earning assets which declined 163 basis points to 0.50% for the six months ended December 31, 2009 from 2.13% for the six months ended December 31, 2008. The decline in average yield was partially offset by an increase in the average balance of other interest-earning assets which increased $90.3 million to $178.3 million for the six months ended December 31, 2009 from $88.0 million for the six months ended December 31, 2008.

The decrease in the average yield on other interest-earning assets primarily reflects a decrease in the average yield of interest-earning deposits resulting from the decline in short term, market interest rates to historical lows. The increase in the average balance of other interest-earning assets was primarily attributable to a $90.4 million increase in the average balance of interest-earning deposits to $165.4 million for the six months ended December 31, 2009 from $74.9 million for the six months ended December 31, 2008. The increase in the average balance of interest-earning deposits reflects the accumulation of short term liquid assets described earlier.

Interest Expense. Total interest expense decreased $4.0 million to $19.2 million for the six months ended December 31, 2009 from $23.2 million for the six months ended December 31, 2008. As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 68 basis points to 2.37% for the six months ended December 31, 2009 from 3.05% for the six months ended December 31, 2008. The decrease in the average yield was partially offset by an increase in the average balance of interest-bearing liabilities of $99.4 million to $1.62 billion from $1.52 billion for the same comparative periods.

Interest expense attributed to deposits decreased $3.8 million to $15.0 million for the six months ended December 31, 2009 from $18.8 million for the six months ended December 31, 2008. The decrease resulted primarily from a 76 basis point decrease in the average cost of interest-bearing deposits to 2.13% for the six months ended December 31, 2009 from 2.89% for the six months ended December 31, 2008. The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates. For the same comparative periods, the average cost of interest-bearing checking accounts decreased 35 basis points to 1.14% from 1.49%, the average cost of savings accounts decreased 2 basis points to 1.04% from 1.06% and the average cost of certificates of deposit decreased 109 basis points to 2.69% from 3.78%.

The decrease in the average cost was partially offset by a $107.2 million increase in the average balance of interest-bearing deposits to $1.41 billion for the six months ended December 31, 2009 from $1.30 billion for the six months ended December 31, 2008. The reported increase in the average balance was reflected across all categories of interest-bearing deposits and reflected the Company’s strategic efforts to increase its deposit base coupled with consumer demand for the safety of FDIC insurance to protect their financial assets given the recent volatility in the financial markets for uninsured investment products. For the same comparative periods, the average balance of interest-bearing checking accounts increased $23.9 million to $178.5 million from $154.6 million, the average balance of savings accounts increased $13.9 million to $307.1 million from $293.2 million and the average balance of certificates of deposit increased $69.4 million to $921.8 million from $852.4 million. As of December 31, 2009, approximately $708.9 million or 76.6% of certificates of deposit, with a weighted average cost of 2.14%, mature within one year. Because the Bank’s offering rates for CDs maturing in one year or less are generally lower than 2.14% at December 31, 2009, the majority of these certificates may re-price downward to the extent they remain with the Bank at maturity.

Interest expense attributed to FHLB advances decreased $213,000 to $4.2 million for the six months ended December 31, 2009 from $4.4 million for the six months ended December 31, 2008. The decrease in interest expense was attributable to the combined effects of a decline in both the average balance and average cost of FHLB advances between the comparative periods. The average balance of FHLB advances decreased $7.8 million to $210.0 million for the six months ended December 31, 2009 from $217.8 million for the six months ended December 31, 2008 while the average cost of FHLB advances declined five basis points to 3.95% from 4.00% for those same comparative periods. The decline in the average balance and average cost of FHLB advances was primarily attributable to the repayment of maturing advances totaling $8.0 million with a weighted average cost of 5.47% during the fiscal year ended June 30, 2009.

Provision for Loan Losses. The provision for loan losses increased $1.4 million to $1.5 million for the six months ended December 31, 2009 from $109,000 for the six months ended December 31, 2008. The provision in the current period reflected required net increases to the allowance for loan losses attributable primarily to estimated specific losses on several impaired mortgage loans on residential properties located in New Jersey, as discussed in greater detail above. The provision also reflected changes to balances of general valuation allowances attributable to the application of historical and environmental loss factors to the remaining non-impaired portion of the loan portfolio in accordance with the Company’s allowance for loan loss calculation methodology.

Non-Interest Income. Non-interest income decreased $9,000 to $1,035,000 for the six months ended December 31, 2009 from $1,044,000 for the six months ended December 31, 2009. Noninterest income attributed to fees, service charges and miscellaneous income decreased $271,000 to $1.2 million during the six months ended December 31, 2009 from $1.5 million during the six months ended December 31, 2008. This decrease in noninterest income was partly attributable to the recognition of a $132,000 gain on sale of deposits during the six months December 31, 2008 with no such income recognized during the six months ended December 31, 2009. Conversely, the reduction in noninterest income reflected net REO operations expenses recorded during the current six month period with no such expenses recognized during the earlier comparative period. The variance in noninterest income between comparative periods also reflects a reduction in deposit and branch-related fees and charges attributable primarily to reduced net collections of insufficient funds fees on transaction accounts. Finally, the decrease in noninterest income also reflected a decline in income from the Bank’s official check clearing agent. The clearing agent is no longer able to compensate its clients at a meaningful level for use of the float on official checks due to significant losses and reduced yields in its investment securities portfolio.

The declines in the foregoing categories of non-interest income were substantially offset by a $262,000 decrease in net losses on investment securities between comparative six month periods. Specifically, during the six months ended December 31, 2009, the Company recognized net losses on investment securities totaling $153,000 which were attributable to a non-cash, pre-tax charge to noninterest income resulting from additional other-than-temporary impairment in the value of certain non-agency collateralized mortgage obligations in the Bank’s held to maturity securities portfolio. These securities were originally acquired upon the in-kind redemption of the Bank’s interest in the AMF Fund during the quarter ended September 30, 2008. The Company recognized losses on securities totaling $415,000 during the six months ended December 31, 2008 which related entirely to the securities associated with the in-kind redemption transaction.

Non-Interest Expenses. Non-interest expenses increased $1.0 million to $22.2 million for the six months ended December 31, 2009 from $21.2 million for the six months ended December 31, 2008. The significant components of the increase in noninterest expenses primarily included increases in compensation-related expenses and federal deposit insurance premium expense which were partially offset by a decrease in advertising and marketing expenses.

Employee compensation-related expenses increased by approximately $720,000 to $13.3 million for the six months ended December 31, 2009 from $12.6 million for the six months ended December 31, 2008. Such increases reflected additional costs associated with staff augmentation attributable, in part, to branch expansion. More generally, however, the increase in expense also reflects the increase in compensation-related costs attributable to annual increases in wages and salaries of existing staff and overall increases to benefits costs including employee health care benefits. The increase in year-over-year employee compensation expense also reflects an actuarial adjustment that reduced pension expense in the earlier comparative period for which a lesser reduction in expense was recorded during the current period. Partially offsetting these increases was a decline in ESOP expense reflecting the reduction in the market price of the Company’s common stock between comparative periods.

Federal deposit insurance premium expense increased $384,000 to $550,000 for the six months ended December 31, 2009 from $166,000 for the six months ended December 31, 2008. The increase in deposit insurance expense was attributable, in part, to an increase in the assessment rate charged by the Federal Deposit Insurance Corporation (“the FDIC”) on the balance of insurable deposits held by the Bank coupled with the effect of the year-over-year growth in the balance of those deposits.

Advertising and marketing decreased $165,000 to $440,000 for the six months ended December 31, 2009 from $605,000 for the six months ended December 31, 2008. The decline in the expense was attributable to several factors including the reduced need for deposit-related advertising in light of increased consumer demand for the safety of insured deposit products and greater utilization of lower cost, locally focused print advertising campaigns during the more recent comparative period. The decrease in expense between the comparative six month periods also reflects comparatively higher advertising and marketing costs associated with branch openings that were recognized during the earlier comparative period.

Other less noteworthy variances within the remaining categories of noninterest expense, in aggregate, increased the Company’s non-interest expenses for the six months ended December 31, 2009 by additional $78,000 compared to the six months ended December 31, 2008.

Provision for Income Taxes. The provision for income taxes decreased $609,000 to $2.1 million during the six months ended December 31, 2009 from $2.7 million during the six months ended December 31, 2008. The decrease in income taxes between the comparative periods was primarily attributable to a decrease in pre-tax income. The Company’s effective tax rates during the six months ended December 31, 2009 and December 31, 2008 were 41.6% and 40.5%, respectively.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Management generally invests in cash and cash equivalents for this purpose. Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at December 31, 2009, which included $717.7 million of mortgage-backed securities and $29.5 million of non-mortgage-backed securities that can readily be sold if necessary. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

Liquidity management is both a daily and long-term function of business management. We generally attempt to maintain adequate but not excessive liquidity. However, during recent quarters, the Company had accumulated a growing balance of cash and cash equivalents as incoming cash flows from deposit growth and loan and investment security repayments outpaced the Company’s ability to redeploy such cash flows into new, creditworthy loans. Recent loan origination volume reflects the adverse economic conditions and diminished real estate values that have significantly reduced loan demand by qualified borrowers.

Among the stated goals of the Company’s strategic business plan is to generally reallocate earning assets into loans from investment securities over time. Toward that end, the Company had deferred the reinvestment of a significant portion of incoming cash flows during recent quarters by accumulating a growing balance of short term, liquid assets as a funding source for future loan originations rather than purchasing investment securities. While the long term strategic goal remains in place, the Company’s loan origination volume has recently declined due, in part, to the significant economic challenges and declining real estate values that characterize the current lending marketplace. As a result, the Company continues to face the risk to near term earnings resulting from increasing average balances of cash and cash equivalents whose yields reflect historically low short-term market interest rates.

In recognition of the growing opportunity cost to near term earnings resulting from the accumulation of short term, liquid assets, management has reinvested a portion of the Company’s excess liquidity into investment securities. Total investments, including both mortgage-backed and non-mortgage-backed securities, have grown by $99.8 million to $815.9 million at December 31, 2009 from $716.1 million at June 30, 2009. Despite the increase in investment securities, however, cash and equivalents has only declined by $9.0 million to $202.5 million from $211.5 million over that same comparative period. To the extent that loan origination volume continues to reflect the difficult challenges presented by the current marketplace, the Company expects to continue reinvesting a portion of its excess liquidity into its investment securities portfolio.

Management reviews cash flow projections regularly and updates them quarterly in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. Assuming a flat rate scenario, the Bank’s liquidity forecast for the quarter ending March 31, 2010 projects that estimated cash inflows will exceed estimated cash outflows by approximately $85.3 million.

At December 31, 2009, the Bank had outstanding commitments to originate loans of $22.6 million compared to $35.0 million at June 30, 2009. The lower level of commitments is a reflection of the credit and housing crises and overall economic downturn. Construction loans in process and unused lines of credit were $7.9 million and $25.2 million, respectively, at December 31, 2009 compared to $7.6 million and $24.9 million, respectively, at June 30, 2009. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At December 31, 2009, the Bank had agreements to fund the purchase of loans on a flow basis of $6.3 million compared to $8.7 million at June 30, 2009. The Bank maintains loan purchase and servicing agreements with two large nationwide lenders, in order to supplement the Bank’s loan production pipeline. The Bank periodically enters into purchase agreements with a limited number of smaller, local mortgage companies for the same purpose. These agreements call for the purchase, on a flow basis, of mortgage loans with servicing released to the Bank.

Deposits increased $75.8 million to $1.50 billion at December 31, 2009, from $1.42 billion at June 30, 2009. During the first six months of fiscal 2010, the Bank continued to price deposit interest rates at levels management considered to be reasonably competitive in the marketplace. Given that loan demand has generally diminished for the reasons noted earlier and market yields on cash and cash equivalents are at historical lows ranging from 0.00% to 0.25%, management has continued to reduce deposit rates in an effort to slow deposit inflows, particularly for certificates of deposit. Nevertheless, deposits continued to build during the six months ended December 31, 2009. At December 31, 2009, the Bank had $708.9 million of certificates of deposits maturing in one year compared to $740.4 million at June 30, 2009.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and, to the extent that maturing deposits do not remain with the Bank, management may replace such funds with advances. The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit of $200.0 million or by taking additional short-term or long-term advances. Given the excess liquidity position of the Bank, there was no need to borrow additional funds during the six months ended December 31, 2009. Additional borrowings are an option available to management if funding needs change or to lengthen liabilities. Most of the Bank’s mortgage-backed and non-mortgage-backed securities are held in safekeeping at the FHLB of New York and available as collateral if necessary.

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At

December 31, 2009, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

In order to increase the funds available to the Deposit Insurance Fund, the FDIC required that all insured depository institutions prepay their federal deposit insurance assessments through 2012 at December 30, 2009. The Bank’s FDIC prepayment totaled approximately $5.0 million and was based on the institution’s assessment base and assessment ratio as of September 30, 2009 assuming a three basis point increase in the assessment rate and 5% annual growth rate in deposits during the years 2011 and 2012. The prepayment was recorded on the balance sheet as a prepaid asset which will be amortized into expense over the next three years.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2009, the Bank exceeded all capital requirements of the OTS.

The following table sets forth the Bank’s capital position at December 31, 2009, as compared to the minimum regulatory capital requirements:

	At December 31, 2009
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital
(to risk-weighted assets)	$369,401	38.39%	$76,984	8.00%	$96,230	10.00%

Tier 1 Capital
(to risk-weighted assets)	$364,880	37.91%	$38,492	4.00%	$57,738	6.00%

Core (Tier 1) Capital
(to adjusted total assets)	$364,880	17.45%	$83,627	4.00%	$104,533	5.00%

Tangible Capital
(to adjusted total assets)	$364,880	17.45%	$31,360	1.50%	$-	-

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

With respect to the maturity and re-pricing of its interest-bearing liabilities, at December 31, 2009, $708.9 million or 76.6% of our certificates of deposit mature within one year. At a weighted average cost of 2.14% in relation to the Bank’s current offering rates on CDs maturing in one year or less, the majority of these certificates may re-price downward to the extent they remain with the Bank at maturity. Of the $210.0 million of FHLB borrowings at December 31, 2009, all have fixed interest rates with $200.0 million maturing during fiscal 2018, but callable on a quarterly basis prior to maturity. Given current market interest rates, the call options are not currently expected to be exercised by the FHLB. The remaining $10.0 million of FHLB borrowings are non-callable and mature during fiscal 2011.

With respect to the re-pricing of the Company’s interest-earning assets at December 31, 2009, adjustable rate loans maturing in greater than one year total $119.1 million or 11.6% of total loans while fixed rate loans maturing in greater than one year total $888.6 million or 86.4% of total loans. All loans maturing within one year totaled $20.8 million or 2.0% of total loans at December 31, 2009. As of that same date, the carrying value of investment securities with adjustable rates of interest total $277.0 million or 33.9% of total investment securities while $538.9 million or 66.1% had fixed rates of interest.

At December 31, 2009, one-to-four family mortgage loans, including first mortgage loans, home equity loans and home equity lines of credit, totaled $785.2 million while commercial mortgages, including multifamily and nonresidential mortgage loans, totaled $208.0 million. As of that same date, the balance of mortgage-backed securities, excluding unrealized gains and losses on the available for sale portfolio, totaled $700.4 million. In aggregate, the Company’s balance of these mortgage-related assets totaled approximately $1.69 billion comprising 84.7% of total earning assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

The Company retained its liability sensitivity during the first six months of fiscal 2010 and the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, decreased nominally during that time. Specifically, the Company’s cumulative one-year gap percentage changed to -4.71% at December 31, 2009 from -5.17% at June 30, 2009. Moreover, the Company’s cumulative three-year gap percentage changed to 2.23% from 3.47% over those same comparative periods.

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

The effects of interest rate risk on the Company’s earnings are best demonstrated through a review of changes in market interest rates over the past several years and their impact on the Company’s net interest spread. Following a period of historically low interest rates, the Federal Open Market Committee steadily increased its target federal funds rate by 425 basis points from 1.00% in June, 2004 to 5.25% in June, 2007. During that three-year period, federal funds rate and other shorter term market interest rates increased by a far greater degree than longer term market interest rates. For example, the market yield on the one-year U.S. Treasury increased 284 basis points from 2.07% at June 30, 2004 to 4.91% at June 30, 2007. By comparison, the market yield on the 10-year U.S. Treasury increased by only 41 basis points from 4.62% to 5.03% over those same time periods. The flattening yield curve during that three year period had an adverse impact on the Company’s net interest spread which decreased 67 basis points from 2.37% for the year ended June 30, 2004 to 1.70% for the year ended June 30, 2007.

The upward trend in shorter term interest rates was reversed in September, 2007 as the Federal Open Market Committee began to lower the target rate for federal funds in reaction to the threat of a looming recession triggered by growing volatility and instability in the housing and credit markets. The effects of those isolated crises rapidly grew to threaten the viability of the domestic and international financial markets as a whole. In reaction to that larger threat, the Federal Open Market Committee reduced the target federal funds rate by a total of over 500 basis points from 5.25% at June, 2007 to a range between 0.00% and 0.25% which remained in effect at June 30, 2009. During that two-year period, federal funds rate and other shorter term market interest rates decreased by a far greater degree than longer term market interest rates. For example, the market yield on the one-year U.S. Treasury decreased 345 basis points from 4.01% at June 30, 2007 to 0.56% at June 30, 2009. By comparison, the market yield on the 10-year U.S. Treasury decreased by only 150 basis points from 5.03% to 3.53% over those same time periods. The steepening yield curve during that two year period had a beneficial impact on the Company’s net interest spread which increased 55 basis points from 1.70% for the year ended June 30, 2007 to 2.25% for the year ended June 30, 2009.

During the six months ended December 31, 2009, the yield curve steepened slightly with the one-year U.S. Treasury decreasing nine basis points to 0.47% from 0.56% at June 30, 2009. By comparison, the market yield on the 10-year U.S. Treasury increased by 32 basis points to 3.85% from 3.53% over those same time periods. The nominal steepening of the yield curve during the first six months of fiscal 2010 coincided with an increase in the Company’s net interest spread which increased 16 basis points to 2.41% during the first six months of fiscal 2010 from 2.25% for all of fiscal 2009. Between the linked quarters ended December 31, 2009 and September 30, 2009, the Company’s net interest spread increased 19 basis points to 2.51% from 2.32%, respectively.

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

As illustrated in the tables below, the Bank’s NPV would be negatively impacted by an increase in interest rates. This result is expected given the Bank’s liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of the Bank’s interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Bank’s assets compared to the beneficial impact arising from the reduced present value of its liabilities. Hence, the Bank’s NPV and NPV ratio decline in the increasing interest rate scenarios. Historically low interest rates at December 31, 2009 preclude the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the Bank’s internal NPV analysis as of December 31, 2009 and June 30, 2009.

	At December 31, 2009
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	252,547	-107,839	-30%	13.16%	-382 bps
+200 bps	302,216	-58,170	-16%	15.16%	-182 bps
+100 bps	336,235	-24,151	-7%	16.31%	-68 bps
0 bps	360,386	-	-	16.99%	-

(1) The -100 bp, -200 bp and -300 bp scenarios are not shown due to the low prevailing interest rate environment.

	At June 30, 2009
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	248,706	-122,432	-33%	13.49%	-468 bps
+200 bps	311,577	-59,560	-16%	16.24%	-193 bps
+100 bps	349,682	-21,436	-6%	17.60%	-57 bps
0 bps	371,138	-	-	18.17%	-

(1) The -100 bp, -200 bp and -300 bp scenarios are not shown due to the low prevailing interest rate environment.

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined by bank regulators as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points. Based upon the tables above the Bank’s sensitivity measure changed by 11 basis points to -182 basis points at December 31, 2009 from -193 basis points at June 30, 2009 which indicates a reduction in the level of sensitivity to movements in interest rates from period to period.

There are numerous internal and external factors that may contribute to changes in an institution’s sensitivity measure. Internally, changes in the composition and allocation of an institution’s balance sheet and the interest rate risk characteristics of its components can significantly alter the exposure to interest rate risk as quantified by the changes in the sensitivity measure. However, changes to certain external factors, most notably changes in the level of market interest rates and overall shape of the yield curve, can significantly alter the projected cash flows of the institution's interest-earning assets and interest-costing liabilities and the associated present values thereof. Changes in internal and external factors from period to period can complement one another’s effects to reduce overall sensitivity, partly or wholly offset one another’s effects, or exacerbate one another’s adverse effects and thereby increase the institution’s exposure to interest rate risk as quantified by the sensitivity measure.

While several internal and external factors working in concert contributed to the reported change in the Bank’s sensitivity measure, the Bank attributes the modest decline in sensitivity to movements in interest rates during the first six months of fiscal 2010, in part, to the comparative decrease in its balance of loans which have been replaced on the balance sheet by investment securities with comparatively shorter average lives. Additionally, the Bank’s depositors have been lengthening the maturities of their certificates of deposit, particularly by transferring maturing accounts to 24-month and 36-month certificates of deposit in order to improve the yield. These factors have more than offset the impact of the modest reduction in short term, liquid assets between comparative periods. Specifically, the Company’s cash and cash equivalents decreased by $9.0 million to $202.5 million or 9.2% of total assets at December 31, 2009 from $211.5 million or 10.0% of total assets at June 30, 2009. The net reduction in short term liquid assets, which are re-priced on a day-to-day basis to reflect current market interest rates, reflected the cash outflows associated with the purchase of investment securities which have been substantially offset by cash inflows associated with net deposit growth and net loan repayments. Taken together, this change in balance sheet allocation modestly decreased the aggregate longevity of the Bank’s interest-earning assets in relation to its interest-bearing liabilities and, thereby, reduced the sensitivity to interest rate risk as quantified by the Bank’s sensitivity measure.

Because the Bank’s sensitivity measure and NPV ratio in the +200 bps scenario were within the thresholds established by its primary regulator, the Bank’s “TB 13a Level of Risk” was rated as “Minimal” based upon the results of the OTS interest rate risk model as of June 30, 2009 and September 30, 2009. TB-13a is the OTS’s primary regulatory guidance concerning the management of interest rate risk. Based upon the Bank’s sensitivity measure as calculated by its internal model, management expects that the Bank’s “TB 13a Level of Risk” will to continue to be rated as “Minimal” based upon the upcoming results of the OTS interest rate risk model as of December 31, 2009.

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

As illustrated in the tables below, the Bank’s net interest income would be negatively impacted by an increase in interest rates. Like the NPV results presented earlier, this result is expected given the Bank’s liability sensitivity noted earlier. While reflecting a greater level on net interest income for each scenario, the tables below also reflect a modest increase in sensitivity to movements in interest rates between the comparative periods resulting from the changes in balance sheet allocation discussed earlier.

At December 31, 2009
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Changes in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$61,401	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	60,240	-1,162	-1.89
Immediate and permanent	Parallel	Static	+200 bps	One Year	58,339	-3,063	-4.99

At June 30, 2009
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Changes in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$55,610	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	54,642	-968	-1.74
Immediate and permanent	Parallel	Static	+200 bps	One Year	52,932	-2,678	-4.82

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

At December 31, 2009, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended June 30, 2009, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2009	18,600	$10.02	18,600	430,023
November 1-30, 2009	82,300	$9.93	82,300	347,723
December 1-31, 2009	75,800	$9.96	75,800	271,923
Total	176,700	$9.95	176,700	271,923

______________

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

The Annual Meeting of Stockholders (the “Meeting”) of the Company was held on October 22, 2009. There were outstanding and entitled to vote at the Meeting 69,176,900 shares of Common Stock of the Company, including 50,916,250 shares held by Kearny MHC, the mutual holding company parent of the Company. Kearny MHC voted its shares in favor of all proposals. There were present at the meeting or by proxy the holders of 66,165,128 shares of Common Stock representing 95.6% of the total eligible votes to be cast. Proposal 1 was to elect three directors of the Company. Proposal 2 was to ratify the appointment of the independent auditor for the fiscal year ending June 30, 2009. The result of the voting at the Meeting is as follows:

	Proposal 1:
	Leopold W. Montanaro	FOR:	65,786,287	WITHHELD:	378,841
	Henry S. Parow	FOR:	65,478,208	WITHHELD:	686,920
	John N. Hopkins	FOR:	65,801,120	WITHHELD:	364,008

	Proposal 2:
	Ratification of the appointment of ParenteBeard LLC as independent auditor.
		FOR:	65,885,344
		AGAINST:	174,637
		ABSTAIN:	105,147
	There were no broker non-votes with respect to the above proposals
ITEM 5.	Other Information

	None.

ITEM 6.	Exhibits

	The following Exhibits are filed as part of this report:

		3.1	Charter of Kearny Financial Corp. (1)
		3.2	By-laws of Kearny Financial Corp. (2)
		4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
		10.1	Employment Agreement between Kearny Federal Savings Bank and John N. Hopkins (2)
		10.2	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (2)
		10.3	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (2)
		10.4	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
		10.5	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)

10.6	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
10.7	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
10.8	Employment Agreement between Kearny Financial Corp. and John N. Hopkins (3)
10.9	Directors Consultation and Retirement Plan (1)
10.10	Benefit Equalization Plan (1)
10.11	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
10.12	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (4)
10.13	Kearny Federal Savings Bank Director Life Insurance Agreement (5)
10.14	Kearny Federal Savings Bank Executive Life Insurance Agreement (5)
10.15	Kearny Financial Corp. Directors Incentive Compensation Plan (6)
11.0	Statement regarding computation of earnings per share (Filed herewith).
31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
(2)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2008 (File No. 000-51093).
(3)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed June 19, 2008.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204).
(5)	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005 (File No. 000-51093).
(6)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on December 9, 2005 (File No. 000-51093).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date:	February 9, 2010	By:	/s/ John N. Hopkins
John N. Hopkins
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	February 9, 2010	By:	/s/ William C. Ledgerwood
William C. Ledgerwood
Senior Vice President and
Chief Financial Officer
(Principal financial officer)