Form 10-Q
period 2010-03-31
Kearny Financial Corp.
filed 2010-05-10
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________________________________ to ____________________________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]  No [  ]

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [  ]  No [  ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 7, 2010.

$0.10 par value common stock - 68,800,200 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at March 31, 2010 and June 30, 2009 (Unaudited)	1

Consolidated Statements of Income for the Three and Nine Months
	Ended March 31, 2010 and March 31, 2009 (Unaudited)	2-3

Consolidated Statements of Changes in Stockholders’ Equity for the
	Nine Months Ended March 31, 2010 and March 31, 2009 (Unaudited)	4-7

Consolidated Statements of Cash Flows for the Nine
	Months Ended March 31, 2010 and March 31, 2009 (Unaudited)	8-9

	Notes to Consolidated Financial Statements (Unaudited)	10-33

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	34-52

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	53-60

Item 4:	Controls and Procedures	61

PART II - OTHER INFORMATION		62-64

SIGNATURES		65

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data, Unaudited)

	March 31,	June 30,
	2010	2009
Assets

Cash and amounts due from depository institutions	$31,276	$25,970
Interest-bearing deposits in other banks	75,409	185,555

Cash and Cash Equivalents	106,685	211,525

Securities available for sale (amortized cost $31,036 and $31,658)	29,381	28,027
Securities held to maturity (estimated fair value $264,555 and $0)	265,000	-
Loans receivable, including net deferred loan costs of $524 and $962	1,009,323	1,045,847
Less allowance for loan losses	(8,298)	(6,434)

Net Loans Receivable	1,001,025	1,039,413

Mortgage-backed securities available for sale (amortized cost $663,265 and $665,127)	684,534	683,785
Mortgage-backed securities held to maturity (estimated fair value $3,350 and $3,678)	3,463	4,321
Premises and equipment	35,222	35,495
Federal Home Loan Bank of New York (“FHLB”) stock	12,950	12,950
Interest receivable	8,851	8,237
Goodwill	82,263	82,263
Bank owned life insurance	16,683	16,267
Deferred income tax assets, net	-	1,395
Other assets	5,843	1,243

Total Assets	$2,251,900	$2,124,921

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$55,372	$51,210
Interest-bearing	1,488,185	1,369,991

Total Deposits	1,543,557	1,421,201

Advances from FHLB	210,000	210,000
Advance payments by borrowers for taxes	5,551	5,714
Deferred income tax liabilities, net	590	-
Other liabilities	10,197	11,286

Total Liabilities	1,769,895	1,648,201

Stockholders’ Equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none issued
and outstanding	-	-
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares
issued; 68,838,500 and 69,241,600 shares outstanding, respectively	7,274	7,274
Paid-in capital	212,252	208,577
Retained earnings	311,649	309,687
Unearned Employee Stock Ownership Plan shares; 1,006,202 shares
and 1,115,308 shares, respectively	(10,062)	(11,153)
Treasury stock, at cost; 3,899,000 shares and 3,495,900 shares, respectively	(50,109)	(45,985)
Accumulated other comprehensive income	11,001	8,320

Total Stockholders’ Equity	482,005	476,720

Total Liabilities and Stockholders’ Equity	$2,251,900	$2,124,921
See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Interest Income:
Loans	$14,450	$15,227	$44,068	$45,774
Mortgage-backed securities	7,475	8,604	23,393	26,626
Securities:
Taxable	985	85	1,499	340
Tax-exempt	158	158	474	476
Other interest-earning assets	216	174	661	1,109

Total Interest Income	23,284	24,248	70,095	74,325

Interest Expense:
Deposits	6,488	8,681	21,504	27,483
Borrowings	2,030	2,091	6,180	6,454

Total Interest Expense	8,518	10,772	27,684	33,937

Net Interest Income	14,766	13,476	42,411	40,388

Provision for Loan Losses	891	208	2,354	317

Net Interest Income after Provision
for Loan Losses	13,875	13,268	40,057	40,071

Non-Interest Income:
Fees and service charges	344	319	1,072	1,087
Loss on sale of securities	-	-	-	(415)
Other-than-temporary security
impairment:
Total	(86)	(570)	(446)	(570)
Less: Portion recognized in
other comprehensive income	33	-	240	-
Portion recognized in earnings	(53)	(570)	(206)	(570)
Miscellaneous	219	269	679	960

Total Non-Interest Income	510	18	1,545	1,062

Non-Interest Expenses:
Salaries and employee benefits	6,777	6,425	20,121	19,049
Net occupancy expense of
premises	1,165	1,159	3,170	3,161
Equipment	1,094	1,184	3,283	3,353
Advertising	211	133	651	738
Federal deposit insurance
premium	367	361	917	527
Directors’ compensation	559	556	1,655	1,656
Miscellaneous	1,024	1,136	3,588	3,641

Total Non-Interest Expenses	$11,197	$10,954	$33,385	$32,125

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Income Before Income Taxes	$3,188	$2,332	$8,217	$9,008
Income Taxes	1,324	1,028	3,417	3,730

Net Income	$1,864	$1,304	$4,800	$5,278

Net Income per Common
Share (EPS):
Basic	$0.03	$0.02	$0.07	$0.08
Diluted	0.03	0.02	0.07	0.08

Weighted Average Number of
Common Shares Outstanding:
Basic	67,875	68,485	67,989	68,843
Diluted	67,875	68,485	67,989	68,843

Dividends Declared Per Common
Share (Excluding dividends waived by Kearny MHC)	$0.05	$0.05	$0.15	$0.15

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended March 31, 2009
(In Thousands, Except Per Share Data, Unaudited)
							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	(Loss) Income	Total

Balance - June 30, 2008	70,489	$7,274	$203,266	$307,186	$(12,608)	$(32,023)	$(1,724)	$471,371

Comprehensive income:
Net income	-	-	-	5,278	-	-	-	5,278

Realized loss on securities available
for sale, net of income tax
benefit of $170	-	-	-	-	-	-	245	245

Unrealized gain on securities available
for sale, net of deferred income tax
expense of $6,722	-	-	-	-	-	-	9,781	9,781

Benefit plans, net of deferred income
tax expense of $103	-	-	-	-	-	-	164	164

Total Comprehensive income								15,468

Adjustment to initially apply
benefit plan measurement date
provisions, net of income tax benefit
of $34	-	-	-	(66)	-	-	16	(50)

Cumulative-effect adjustment to
initially apply split-dollar
life insurance guidance	-	-	-	(480)	-	-	-	(480)

ESOP shares committed to be released
(108 shares)	-	-	190	-	1,091	-	-	1,281

Dividends contributed for payment of
ESOP loan	-	-	56	-	-	-	-	56

Stock option expense	-	-	1,429	-	-	-	-	1,429

Treasury stock purchases	(959)	-	-	-	-	(10,778)	-	(10,778)

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended March 31, 2009
(In Thousands, Except Per Share Data, Unaudited)
							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	(Loss) Income	Total

Restricted stock plan shares earned
(189 shares)	-	-	2,315	-	-	-	-	2,315

Tax effect from stock based
compensation	-	-	2	-	-	-	-	2

Cash dividends declared ($0.15/public share)	-	-	-	(2,654)	-	-	-	(2,654)

Balance - March 31, 2009	69,530	$7,274	$207,258	$309,264	$(11,517)	$(42,801)	$8,482	$477,960

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended March 31, 2010
(In Thousands, Except Per Share Data, Unaudited)
							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2009	69,242	$7,274	$208,577	$309,687	$(11,153)	$(45,985)	$8,320	$476,720

Comprehensive income:
Net income	-	-	-	4,800	-	-	-	4,800

Unrealized gain on securities available
for sale, net of deferred income tax
expense of $1,874	-	-	-	-	-	-	2,713	2,713

Non-credit related other-than-
temporary impairment losses on
securities held to maturity, net of
deferred income tax benefit of $43	-	-	-	-	-	-	(64)	(64)

Benefit plans, net of deferred income
tax expense of $23	-	-	-	-	-	-	32	32

Total Comprehensive income								7,481

ESOP shares committed to be released
(108 shares)	-	-	38	-	1,091	-	-	1,129

Dividends contributed for payment of
ESOP loan	-	-	75	-	-	-	-	75

Stock option expense	-	-	1,430	-	-	-	-	1,430

Treasury stock purchases	(403)	-	-	-	-	(4,124)	-	(4,124)

Restricted stock plan shares earned
(189 shares)	-	-	2,313	-	-	-	-	2,313

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended March 31, 2010
(In Thousands, Except Per Share Data, Unaudited)
							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Tax effect from stock based
compensation	-	-	(181)	-	-	-	-	(181)

Cash dividends declared ($0.15/ public share)	-	-	-	(2,538)	-	-	-	(2,538)
Cash dividend to Kearny MHC	-	-	-	(300)	-	-	-	(300)

Balance - March 31, 2010	68,839	$7,274	$212,252	$311,649	$(10,062)	$(50,109)	$11,001	$482,005

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2010	2009

Cash Flows from Operating Activities:
Net income	$4,800	$5,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,309	1,354
Net amortization of premiums, discounts and loan fees and costs	709	472
Deferred income taxes	132	1,201
Amortization of intangible assets	21	21
Amortization of benefit plans’ unrecognized net loss, net of gain
from curtailment	108	155
Provision for loan losses	2,354	317
Realized loss on sales of securities available for sale	-	415
Realized gain on sale of deposits	-	(132)
Realized loss on disposition of premises and equipment	19	9
Loss on other-than-temporary impairment of securities	206	570
Increase in cash surrender value of bank owned life insurance	(416)	(420)
ESOP, stock option plan and restricted stock plan expenses	4,872	5,025
(Increase) decrease in interest receivable	(614)	440
(Increase) decrease in other assets	(4,323)	160
Decrease in interest payable	(41)	(91)
(Decrease) increase in other liabilities	(1,079)	616

Net Cash Provided by Operating Activities	8,057	15,390

Cash Flows from Investing Activities:
Proceeds from sale of securities available for sale	-	7,325
Proceeds from repayments of securities available for sale	623	711
Purchase of securities held to maturity	(265,000)	-
Purchase of loans	(23,104)	(30,087)
Net decrease in loans receivable	58,420	679
Proceeds from sale of real estate owned	243	-
Purchases of mortgage-backed securities available for sale	(117,573)	(47,994)
Purchases of mortgage-backed securities held to maturity	-	(5,972)
Principal repayments on mortgage-backed securities available for sale	118,797	96,355
Principal repayments on mortgage-backed securities held to maturity	648	500
Additions to premises and equipment	(1,055)	(1,626)
Purchase of FHLB stock	-	(225)
Redemption of FHLB stock	-	585

Net Cash (Used in) Provided by Investing Activities	$(228,001)	$20,251

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2010	2009

Cash Flows from Financing Activities:
Net increase in deposits	$122,346	$33,981
Payment in connection with sale of deposits	-	(8,254)
Repayment of long term FHLB advances	-	(8,000)
(Decrease) increase in advance payments by borrowers for taxes	(163)	194
Dividends paid to stockholders of Kearny Financial Corp.	(2,849)	(2,696)
Purchase of common stock of Kearny Financial Corp. for treasury	(4,124)	(10,778)
Dividends contributed for payment of ESOP loan	75	56
Tax (expense) benefit from stock based compensation	(181)	2

Net Cash Provided by Financing Activities	115,104	4,505

Net (Decrease) Increase in Cash and Cash Equivalents	(104,840)	40,146

Cash and Cash Equivalents – Beginning	211,525	131,723

Cash and Cash Equivalents – Ending	$106,685	$171,869

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$2,606	$2,539

Interest	$27,725	$34,028

Non-cash investing activities:
Acquisition of real estate owned	$543	$-

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, changes in stockholders’ equity and cash flows in conformity with generally accepted accounting principles (“GAAP”).  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three and nine month periods ended March 31, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Nine Months Ended
	March 31, 2010			March 31, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$1,864			$4,800
Basic earnings per share,
income available to
common stockholders	$1,864	67,875	$0.03	$4,800	67,989	$0.07
Effect of dilutive securities:
Stock options	-	-		-	-

	$1,864	67,875	$0.03	$4,800	67,989	$0.07

	Three Months Ended			Nine Months Ended
	March 31, 2009			March 31, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$1,304			$5,278
Basic earnings per share,
income available to
common stockholders	$1,304	68,485	$0.02	$5,278	68,843	$0.08
Effect of dilutive securities:
Stock options	-	-		-	-

	$1,304	68,485	$0.02	$5,278	68,843	$0.08

4.  SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2010, for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date this document was filed.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued guidance concerning accounting for transfers of financial assets and repurchase financing transactions.  This guidance addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The guidance includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The guidance is effective for fiscal years beginning after November 15, 2008 and applies only to original transfers made after that date; early adoption will not be allowed.  The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In January 2010, the FASB issued guidance concerning fair value measurement and disclosures.  The guidance mandates additional disclosure requiring that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers while also requiring that in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  The guidance clarifies existing fair value disclosure requirements such that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  Moreover, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  This guidance also includes conforming amendments regarding employers' disclosures about postretirement benefit plan assets.  The conforming amendments change the terminology from “major categories” of assets to “classes” of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The implementation of the new pronouncement during the quarter ended March 31, 2010 did not have a material impact on the Company’s consolidated financial position or results of operations.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements for those disclosures that go into effect during fiscal 2011.

In February 2010, the FASB issued amended guidance that removed the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

All of the applicable amendments in the guidance were effective upon issuance.  The implementation of the amended guidance during the quarter ended March 31, 2010 did not have a material impact on the Company’s consolidated financial position or results of operations.

6.  STOCK REPURCHASE PLANS

On March 3, 2009, the Company announced that the Board of Directors authorized a fourth stock repurchase plan to acquire up to 936,323 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  In accordance with that plan, during the three months ended March 31, 2010, the Company purchased in the open market 139,800 shares at a total cost of approximately $1.4 million and at an average cost per share of $9.99.  The Company’s open market share repurchases for the nine months ended March 31, 2010 totaled 403,100 shares at a total cost of approximately $4.1 million and at an average cost per share of $10.23.  In accordance with the fourth stock repurchase plan, through March 31, 2010 the Company has purchased in the open market 804,200 shares at a total cost of approximately $8.3 million and at an average cost per share of $10.32.

7.  DIVIDEND WAIVER

During the three months ended March 31, 2010, Kearny MHC, the federally chartered mutual holding company of the Company waived its right, in accordance with the non-objection previously granted by the Office of Thrift Supervision (“OTS”), to receive cash dividends of approximately $2.5 million declared on the 50,916,250 shares of Company common stock it owns.  For the nine months ended March 31, 2010, Kearny MHC waived it right to receive total cash dividends of approximately $7.3 million.

8.  SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses, estimated fair value and stratification by contractual maturity of securities available for sale at March 31, 2010 and June 30, 2009 are presented below:

	At March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,853	$-	$2,228	$6,625
U.S. agency securities	4,057	-	50	4,007
Obligations of state and political
subdivisions	18,126	626	3	18,749

Total securities	31,036	626	2,281	29,381

Mortgage-backed securities:
Mortgage pass-through securities:
Government National Mortgage
Association	15,252	879	40	16,091
Federal Home Loan Mortgage
Corporation	256,789	8,113	221	264,681
Federal National Mortgage Association	391,224	12,924	386	403,762

Total mortgage-backed securities	663,265	21,916	647	684,534

Total securities available for sale	$694,301	$22,542	$2,928	$713,915

	At March 31, 2010
	Amortized Cost	Carrying Value
	(In Thousands)
Debt securities:
Due in one year or less	$-	$-
Due after one year through five years	4,620	4,835
Due after five years through ten years	13,641	14,048
Due after ten years	12,775	10,498

Total	$31,036	$29,381

	At June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,846	$40	$3,756	$5,130
U.S. agency securities	4,645	-	88	4,557
Obligations of state and political
subdivisions	18,167	237	64	18,340

Total securities	31,658	277	3,908	28,027

Mortgage-backed securities:
Mortgage pass-through securities:
Government National Mortgage
Association	17,620	861	50	18,431
Federal Home Loan Mortgage
Corporation	282,068	7,980	580	289,468
Federal National Mortgage Association	365,439	10,723	276	375,886

Total mortgage-backed securities	665,127	19,564	906	683,785

Total securities available for sale	$696,785	$19,841	$4,814	$711,812

There were no sales of securities from the available for sale portfolio during the nine months ended March 31, 2010.  During the nine months ended March 31, 2009, the Company executed a redemption-in-kind transaction through which it exchanged its investment in the AMF Ultra Short Mortgage Fund (“AMF Fund”) for a pro-rata portion of its assets in the fund in lieu of a cash redemption.  The assets acquired in the transaction included $6.0 million of mortgage-backed securities and $1.3 million in cash held by the fund.  The Company recorded losses on the sale of the AMF Fund totaling $415,000 associated with the in-kind redemption transaction.

At March 31, 2010 and June 30, 2009, mortgage-backed securities available for sale with carrying value of approximately $240.0 million and $245.2 million, respectively, were utilized as collateral for borrowings via repurchase agreements through the FHLB of New York.  As of those same dates, mortgage-backed securities available for sale with carrying value of approximately $1.5 million and $1.6 million, respectively, were pledged to secure public funds on deposit.

At March 31, 2010 and June 30, 2009, all obligations of states and political subdivisions were guaranteed by insurance policies issued by various insurance companies.

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

9.  SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity at March 31, 2010 and June 30, 2009 are as follows:

	At March 31, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities:
Debt securities:
U.S. agency securities	$265,000	$83	$528	$264,555

Total securities	265,000	83	528	264,555

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	112	12	-	124
Federal National Mortgage Association	900	67	1	966
Non-agency securities	1,906	111	310	1,707

Total collateralized mortgage
obligations	2,918	190	311	2,797

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	176	4	-	180
Federal National Mortgage Association	369	4	-	373

Total mortgage pass-through securities	545	8	-	553

Total mortgage-backed
securities	3,463	198	311	3,350

Total securities held to maturity	$268,463	$281	$839	$267,905

	At March 31, 2010
	Carrying Value	Fair Value
	(In Thousands)
Debt securities:
Due in one year or less	$-	$-
Due after one year through five years	200,000	199,956
Due after five years through ten years	50,000	49,945
Due after ten years	15,000	14,654

Total	$265,000	$264,555

	At June 30, 2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	$175	$14	$-	$189
Federal National Mortgage Association	1,030	72	3	1,099
Non-agency securities	2,509	2	731	1,780

Total collateralized mortgage
obligations	3,714	88	734	3,068

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	198	2	-	200
Federal National Mortgage Association	409	2	1	410

Total mortgage pass-through securities	607	4	1	610

Total securities held to maturity	$4,321	$92	$735	$3,678

There were no sales of securities from the held to maturity portfolio during the nine months ended March 31, 2010 and March 31, 2009.  Held to maturity securities were not utilized as collateral for borrowings nor pledged to secure public funds on deposit during the nine months ended March 31, 2010.

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

10.  IMPAIRMENT OF SECURITIES

The following three tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at March 31, 2010 and June 30, 2009.  The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented.  Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
At March 31, 2010:
Trust preferred securities	$-	$-	$5,625	$2,228	$5,625	$2,228
U.S. agency securities	-	-	3,991	50	3,991	50
Obligations of state and
political subdivisions	396	3	-	-	396	3
Mortgage pass-through securities	117,527	519	2,200	128	119,727	647

Total	$117,923	$522	$11,816	$2,406	$129,739	$2,928

At June 30, 2009:
Trust preferred securities	$-	$-	$4,090	$3,756	$4,090	$3,756
U.S. agency securities	79	1	4,451	87	4,530	88
Obligations of state and
political subdivisions	-	-	3,767	64	3,767	64
Mortgage pass-through securities	31,356	546	22,085	360	53,441	906

Total	$31,435	$547	$34,393	$4,267	$65,828	$4,814

The number of available for sale securities with unrealized losses at March 31, 2010 totaled 60 and included four trust preferred securities, seven U.S. agency securities, one municipal obligation and 48 mortgage pass-through securities.  The number of available for sale securities with unrealized losses at June 30, 2009 totaled 80 and included four trust preferred securities, eight U.S. agency securities, 12 municipal obligations and 56 mortgage pass-through securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
At March 31, 2010:
U.S. agency securities	$74,472	$528	$-	$-	$74,472	$528
Collateralized mortgage
obligations	66	1	939	310	1,005	311
Mortgage pass-through securities	68	-	-	-	68	-

Total	$74,606	$529	$939	$310	$75,545	$839

At June 30, 2009:
Collateralized mortgage
obligations	$1,570	$734	$-	$-	$1,570	$734
Mortgage pass-through securities	120	1	-	-	120	1

Total	$1,690	$735	$-	$-	$1,690	$735

The number of held to maturity securities with unrealized losses at March 31, 2010 totaled 44 and included five U.S agency securities, 38 collateralized mortgage obligations and one mortgage pass-through security. The number of held to maturity securities with unrealized losses at June 30, 2009 totaled 47 and included seven mortgage-backed securities and 40 collateralized mortgage obligations.

U.S. Agency Mortgage-backed Securities.  The carrying value of the Company’s agency mortgage-backed securities totaled $686.1 million at March 31, 2010 and comprised 69.8% of total investments and 30.5% of total assets as of that date.  This category of securities generally includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored entities such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.  Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby assuring the creditworthiness of the mortgage-backed securities issued by those agencies.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recover to a level equal to or greater than the Company’s amortized cost.  As of March 31, 2010, the Company has not decided to sell the securities.  Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

Finally, the Company purchased these securities at either discounts or nominal premiums relative to their par amounts.  Accordingly, the Company expects that the securities will not be settled for a price less than their amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency mortgage-backed securities with unrealized losses at March 31, 2010 to be “other-than-temporarily” impaired as of that date.

Non-agency Mortgage-backed Securities.  The outstanding balance of the Company’s non-agency mortgage-backed securities totaled $1.9 million at March 31, 2010 and comprised less than one percent of total investments and total assets as of that date.  As noted earlier, all such securities were acquired during fiscal 2009 when the Company invoked a redemption-in-kind relating to its prior investment in the AMF Fund.

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

The classification of impairment as “temporary” is further reinforced by the Company’s stated intent and ability to “hold to maturity” all of its non-agency mortgage-backed securities which allows for an adequate timeframe during which the fair values of the impaired securities are expected to recover to the level of their amortized cost.  As of March 31, 2010 the Company has not decided to sell the securities.  Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

In light of the factors noted above, the Company concluded that 27 of its 57 non-agency mortgage-backed securities with book values, excluding impairments, totaling approximately $1.9 million were “other-than-temporarily” impaired by approximately $1.2 million on an accumulated basis as of March 31, 2010 comprising $535,000 and $662,000 of credit-related and non-credit related impairments, respectively.  The Company does not consider the remaining 30 non-agency mortgage-backed securities with amortized costs of approximately $1.2 million to be “other-than-temporarily” impaired as of that date.

U.S. Agency Securities.  The outstanding balance of the Company’s U.S. agency debt securities totaled $269.0 million at March 31, 2010 and comprised 27.4% of total investments and 11.9% of total assets as of that date.  Such securities are comprised of $265.0 million of U.S. agency debentures and $4.0 million of securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government sponsored entity.

At March 31, 2010, the Company’s U.S. agency debentures and SBA securities were each characterized by unrealized losses.  With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debt securities are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on supply and demand.

With regard to interest rates, the Company’s SBA securities are variable rate investments whose interest coupons are generally based on the Prime index minus a margin.  Based upon the historically low level of short term market interest rates, of which the Prime index is one measure, the current yields on these securities are comparatively low.  Consequently, the fair value of the SBA securities, as determined based upon the market price of these securities, reflects the adverse effects of the historically low short term, market interest rates at March 31, 2010.

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

Unlike its SBA securities, the Company’s U.S. agency debentures are fixed rate investments whose fair values over time reflect movements in comparatively longer term market interest rates.  The unrealized losses associated with the U.S. agency debentures at March 31, 2010 is largely attributed to the reduction in the securities’ market values arising from the upward movement in longer term market interest rates since their acquisition by the Company.

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

Notwithstanding that a portion of the Company’s U.S. agency securities are classified as available for sale while the remainder are classified as held to maturity, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired securities within each segment until the fair value of the securities recover to a level equal to or greater than the Company’s amortized cost.  As of March 31, 2010 the Company has not decided to sell the securities.  Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency securities with unrealized losses at March 31, 2010 to be “other-than-temporarily” impaired as of that date.  As such, the temporary impairments associated with those securities classified as available for sale continue to be recognized through other comprehensive income while the accounting for those securities classified as held to maturity continue to be based upon historical cost.

Obligations of States and Political Subdivisions.  The outstanding balance of the Company’s securities representing obligations of state and political subdivisions totaled $18.7 million at March 31, 2010  and comprised 1.9% of total investments and less than one percent of total assets as of that date.  Such securities are generally comprised of bank qualified securities representing general obligations of New Jersey municipalities or the obligations of their related entities such as boards of education or utility authorities.

The Company generally evaluates the level of credit risk for each of the securities within this category based upon ratings assigned by one or more credit rating agencies.  At March 31, 2010, all securities within this category are investment grade with ratings of A3 or higher by Moody’s Investors Service (“Moody’s”).

In light of their strong credit ratings, the unrealized losses on the Company’s investment in municipal obligations are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.  Notwithstanding the generally strong credit ratings of the Company’s specific municipal securities, the market prices of bank-qualified municipal obligations, in general, currently reflect the effect of reduced demand for such securities.  Such reduced demand is attributable, in part, to the overall increased level of credit risk-aversion currently characterizing many financial institutions in the marketplace.  More specifically, however, the reduced demand specifically reflects the state and local economic strains which have adversely affected the financial condition of many municipalities.  As noted above, each of the Company’s municipal obligations retained their investment grade status at March 31, 2010.  However, the financial challenges facing certain issuers of the Company’s municipal obligations have been evidenced through credit rating downgrades within the investment grade tier.  In addition to the affects of reduced demand, municipal obligation prices also reflect the effects of increased supply generally arising from financial institutions selling investments and reducing assets for capital adequacy purposes, as noted earlier.

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

While all of its municipal obligations are classified as “available-for-sale”, the Company has both the ability and intent to hold temporarily impaired securities until the fair value of the securities recover to a level equal to or greater than the Company’s amortized cost.  As of March 31, 2010, the Company has not decided to sell the securities.  Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Call provisions, where applicable, require full repayment of principal at par by the issuer.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider any of its investments in municipal obligations to be “other-than-temporarily” impaired as of March 31, 2010.

Trust Preferred Securities.  The outstanding balance of the Company’s trust preferred securities totaled $6.6 million at March 31, 2010 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of March 31, 2010, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

Specifically, impairments associated with investment-grade trust preferred securities are generally categorized as “noncredit-related” given the nominal level of credit losses that would be expected based upon such ratings.  At March 31, 2010, the Company owned two securities at an amortized cost of $2.9 million that were consistently rated as investment grade by Moody’s and Standard & Poor’s Financial Services (“S&P”).  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month Libor plus a margin.  Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at March 31, 2010.

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

In light of the factors noted above, the Company does not consider its investments in those trust preferred securities with unrealized losses at March 31, 2010 that were consistently rated as investment grade to be “other-than-temporarily” impaired for “credit-related” reasons as of that date.

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

At March 31, 2010, the Company owned two securities at an amortized cost of $4.9 million that were rated as investment grade by Moody’s, but below investment grade by S&P.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

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

In light of the factors noted above, the Company does not consider its investments in those trust preferred securities with unrealized losses at March 31, 2010 that were characterized by one or more non-investment grade ratings to be “other-than-temporarily” impaired for “credit-related” reasons as of that date.

While all of its trust preferred securities are classified as available for sale, the Company has both the ability and intent, as of the periods presented, to hold the impaired securities until their fair values recover to a level equal to or greater than the Company’s amortized cost.  Toward that end, the fair values of the two securities with combined amortized costs totaling $2.9 million representing de-facto obligations of JPMorgan Chase & Co increased by approximately $586,000 or 19.5% of par to $2.3 million at March 31, 2010  from $1.7 million at June 30, 2009.  Additionally, the fair values of the two securities with combined amortized costs totaling $4.9 million representing de-facto obligations of Bank of America Corporation increased $950,000 or 19.0% of par to $3.4 million at March 31, 2010  from $2.4 million at June 30, 2009.

As of March 31, 2010  the Company has not decided to sell the securities.  Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at nominal discounts.  Call provisions, where applicable, require full repayment of principal at par or higher by the issuer.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its investments in trust preferred securities with unrealized losses at March 31, 2010 to be “other-than-temporarily” impaired as of that date.  As such, the temporary impairments associated with these available for sale securities continue to be recognized through other comprehensive income.

The following table presents roll forwards of OTTI recognized in earnings due to credit-related losses.  At March 31, 2010, all OTTI attributed to credit-related factors have been recognized through earnings.

		Activity in credit-related other-than-temporary impairment (“OTTI”) recognized through earnings for the three months ended March 31, 2010
	Cumulative balance of credit-related OTTI recognized in earnings through December 31, 2009	Additions for newly identified credit-related OTTI	Additions to existing OTTI for further credit-related declines in fair value	Reductions in credit-related OTTI for security sale	Reductions in credit-related OTTI due to accretion of impairment into interest income	Cumulative balance of credit-related OTTI recognized in earnings through March 31, 2010
	(In Thousands)
Collateralized mortgage
Obligations:
Non-agency securities	$587	$9	$44	$-	$1	$639

		Activity in credit-related other-than-temporary impairment (“OTTI”) recognized through earnings for the nine months ended March 31, 2010
	Cumulative balance of credit-related OTTI recognized in earnings through June 30, 2009	Additions for newly identified credit-related OTTI	Additions to existing OTTI for further credit-related declines in fair value	Reductions in credit-related OTTI for security sale	Reductions in credit-related OTTI due to accretion of impairment into interest income	Cumulative balance of credit-related OTTI recognized in earnings through March 31, 2010
	(In Thousands)
Collateralized mortgage
Obligations:
Non-agency securities	$434	$17	$189	$-	$1	$639

11.  BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
	(In Thousands)

Service cost	$38	$37	$114	$111
Interest cost	90	89	270	265
Amortization of unrecognized transition
obligation	-	11	-	33
Amortization of unrecognized past service
liability	17	17	51	51
Amortization of unrecognized net actuarial
loss	18	27	54	69

Net periodic benefit expense	$163	$181	$489	$529

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

In September 2006, the FASB issued guidance concerning accounting for deferred compensation and postretirement benefit aspects of endorsement split dollar life insurance arrangements.  This guidance requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  The Company adopted the guidance on July 1, 2008, and recorded a cumulative effect adjustment of $480,000 as a reduction of retained earnings effective July 1, 2008.  As a result of the adoption of this guidance, total compensation expense for the three and nine months ended March 31, 2010  included approximately $6,000 and $19,000, respectively, while compensation expense for the comparable periods in fiscal 2009 included approximately $8,000 and $25,000, respectively.

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

A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  Moreover, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  This guidance also includes conforming amendments regarding employers' disclosures about postretirement benefit plan assets.  The conforming amendments change the terminology from “major categories” of assets to “classes” of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The implementation of the new pronouncement during the quarter ended March 31, 2010 did not have a material impact on the Company’s consolidated financial position or results of operations.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements for those disclosures that go into effect during fiscal 2011.

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At March 31, 2010:
Securities available for
sale	$-	$28,381	$1,000	$29,381
Mortgage-backed
securities available
for sale	-	684,534	-	684,534

At June 30, 2009:
Securities available for
sale	$-	$26,987	$1,040	$28,027
Mortgage-backed
securities available
for sale	-	683,785	-	683,785

The fair values of securities available for sale (carried at fair value) or held to maturity (carried at amortized cost) are primarily determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs.  It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028.  Generally management has been unable to obtain a market quote due to a lack of trading activity for this security.  Consequently, the security’s fair value at March 31, 2010 is based upon the present value of its expected future cash flows assuming the security continues to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

Those assets and liabilities measured at fair value on a non-recurring basis are summarized:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At March 31, 2010
Impaired loans	$-	$-	$10,167	$10,167
Real estate owned	-	-	281	281
Other-than-temporarily
impaired securities
held to maturity	-	701	-	701

At June 30, 2009
Impaired loans	$-	$-	$3,949	$3,949
Other-than-temporarily
impaired securities
held to maturity	-	274	-	274

       An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Market value is measured based on the value of the collateral securing the loan and is classified at a Level 3 in the fair value hierarchy.  Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s guidance on accounting by creditors for impairment of a loan with the fair value estimated using the market value of the collateral reduced by estimated disposal costs.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Impaired loans valued using Level 3 inputs had principal balances totaling $14.1 million and $5.4 million with valuation allowances of $3.9 million and $1.4 million at March 31, 2010  and June 30, 2009, respectively.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at March 31, 2010 and June 30, 2009:

Cash and Cash Equivalents, Interest Receivable and Interest Payable.  The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities.  See the discussion presented on Page 30 concerning assets measured at fair value on a recurring basis.

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

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented on Page 50.

The carrying amounts and estimated fair values of financial instruments are as follows:

	At March 31, 2010		At June 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$106,685	$106,685	$211,525	$211,525
Securities available for sale	29,381	29,381	28,027	28,027
Securities held to maturity	265,000	264.555	-	-
Loans receivable	1,001,025	1,011,171	1,039,413	1,048,219
Mortgage-backed securities available for sale	684,534	684,534	683,785	683,785
Mortgage-backed securities held to maturity	3,463	3,350	4,321	3,678
Interest receivable	8,851	8,851	8,237	8,237

Financial liabilities:
Deposits (A)	1,543,557	1,529,738	1,421,201	1,430,796
Advances from FHLB	210,000	247,288	210,000	238,714
Interest payable on FHLB advances	1,007	1,007	1,058	1,058

(A) Includes accrued interest payable on deposits of $134 and $125, respectively, at March 31, 2010 and June 30, 2009.

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

Comparison of Financial Condition at March 31, 2010 and June 30, 2009

General.  Total assets increased $127.0 million to $2.25 billion at March 31, 2010, from $2.12 billion at June 30, 2009.  The increase in total assets was due primarily to increases in non-mortgage-backed securities and other assets partially offset by decreases in cash and cash equivalents and net loans receivable.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist of interest-earning and noninterest-earning deposits in other banks, decreased $104.8 million to $106.7 million at March 31, 2010 from $211.5 million at June 30, 2009.  The decline in short term, liquid assets was largely attributable to the continued reinvestment of a portion of the Company’s excess liquidity into investment securities.  Such excess liquidity has generally resulted from the combined effects of deposit growth coupled with net reductions in the loan and mortgage-backed securities portfolio as asset repayments outpaced new originations and purchases.

In accordance with the overall goals of its strategic business plan, the Company had deferred the reinvestment of a portion of the incoming cash flows during recent quarters resulting in comparatively higher average balances of short term, liquid assets held as a funding source for future loan originations.  While the long term strategic goal remains in place, the Company’s loan origination volume has generally declined during fiscal 2010 compared to the prior year due, in part, to the significant economic challenges and declining real estate values that characterize the current lending marketplace.  As a result, the Company continues to face the risk to near term earnings resulting from maintaining comparatively higher average balances of cash and cash equivalents whose yields reflect historically low short-term market interest rates.

In recognition of the growing opportunity cost to near term earnings resulting from the accumulation of short term, liquid assets, a portion of the Company’s excess liquidity was reinvested into non-mortgage-backed securities of relatively short duration during the quarter ended March 31, 2010.

At March 31, 2010, the balance of interest-bearing deposits primarily included funds on deposit with a money center bank and the FHLB of New York.  Management routinely transfers funds between the two depository institutions to maximize the return on the funds, with the former pricing off of 30-day Libor and the latter off of the federal funds rate.

Securities Available for Sale.  Non-mortgage-backed securities classified as available for sale increased by $1.4 million to $29.4 million at March 31, 2010 from $28.0 million at June 30, 2009.  The increase in the portfolio was attributable to an increase in the fair value of the portfolio partially offset by principal repayments.  At March 31, 2010, the available for sale non-mortgage-backed securities portfolio consisted of $4.0 million of SBA pass-through certificates, $18.7 million of municipal bonds and $6.6 million of single issuer trust preferred securities with amortized costs of $4.1 million, $18.1 million and $8.9 million, respectively.  The net unrealized loss for this portfolio was reduced to $1.7 million at March 31, 2010 from $3.6 million as of June 30, 2009.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at March 31, 2010. (For additional information refer to Note 10 to consolidated financial statements.)

Securities Held to Maturity.  Non-mortgage-backed securities classified as held to maturity increased to $265.0 million at March 31, 2010 from $-0- at June 30, 2009 resulting from the Company’s purchase of fixed rate, callable agency debentures during the first nine months of fiscal 2010.  As of March 31, 2010, a total of $200.0 million of these debentures have remaining terms to maturity of five years or less while securities having total balances of $50.0 million and $15.0 million have remaining terms to maturity of five to ten years and greater than ten years, respectively.  The purchase of these securities deployed a portion of the Company’s excess liquidity that had accumulated for the reasons noted earlier.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, decreased $38.4 million to $1.00 billion at March 31, 2010 from $1.04 billion at June 30, 2009.  The decrease in net loans receivable was primarily attributable to net decreases in the balances of residential mortgage loans which were partially offset by net increases in the balance of commercial mortgage loans and construction loans.

Residential mortgage loans, in aggregate, decreased by $46.1 million to $768.7 million at March 31, 2010 from $814.8 million at June 30, 2009.  The components of the aggregate decrease included a net reduction in the balance of one-to-four family first mortgage loans of $37.7 million to $651.6 million at March 31, 2010 coupled with net declines in the balance of home equity loans and home equity lines of credit of $7.7 million and $693,000, respectively, whose ending balances at March 31, 2010 were $105.7 million and $11.4 million, respectively.  The reduction in the balance of residential mortgage loans reflects management’s continued adherence to its disciplined pricing policy coupled with the effects of diminished loan demand in the marketplace arising from challenging economic conditions and declining real estate values which have adversely impacted residential real estate purchase and refinancing activity.  In total, residential mortgage loan origination volume for the nine months ended March 31, 2010 was $93.5 million.  Loan volume for the first nine months of fiscal 2010 reflected originations of one-to-four family first mortgage loans totaling $68.9 million, of which $28.3 million, $13.5 million and $27.1 million were originated during the quarters ended September 30, 2009, December 31, 2009 and March 31, 2010, respectively.  Aggregate originations of home equity loans and home equity lines of credit for the first nine months of fiscal 2010 totaled $24.6 million, of which $11.6 million, $8.1 million and $4.9 million, were originated during the same comparative linked quarters, respectively.

Commercial loans, in aggregate, increased by $9.0 million to $221.2 million at March 31, 2010 from $212.2 million at June 30, 2009.  The components of the aggregate increase included growth in nonresidential mortgage loans, multi-family mortgage loans and business loans of $8.4 million, $327,000 and $222,000, respectively, whose ending balances at March 31, 2010 were $180.2 million, $25.9 million and $15.0 million, respectively.  The net growth in commercial loans reflects the Company’s long-term expanded strategic emphasis in commercial lending coupled with a continuing favorable pricing environment for these loans.  In total, commercial loan origination volume for the nine months ended March 31, 2010 was $32.5 million.  Loans volume for the first nine months of fiscal 2010 reflected originations of multi-family and nonresidential real estate mortgage loans totaling $30.5 million, of which $13.7 million, $7.5 million and $9.3 million were originated during the quarters ended September 30, 2009, December 31, 2009 and March 31, 2010, respectively.  Aggregate originations of commercial business loans for the first nine months of fiscal 2010 totaled $2.0 million, of which $1.2 million, $324,000 and $532,000 were originated during the same comparative linked quarters, respectively.

The outstanding balance of construction loans, net of loans-in-process, increased by $1.3 million to $14.7 million at March 31, 2010.   The net increase in construction loans resulted from additional disbursements on construction loans less repayments on such loans.  Construction loan disbursements for the nine months ended March 31, 2010 totaled $6.4 million, of which $4.1 million, $1.5 million and $881,000 were funded during the quarters ended September 30, 2009, December 31, 2009 and March 31, 2010, respectively.

Finally, other loans, primarily comprising account loans and deposit account overdraft lines of credit, decreased $237,000 to $4.3 million at March 31, 2010.  Other loan originations for the nine months ended March 31, 2010 totaled approximately $1.0 million, of which $374,000, $346,000 and $302,000 were originated during the quarters ended September 30, 2009, December 31, 2009 and March 31, 2010, respectively.

The balance of the allowance for loan losses increased by $1.9 million to $8.3 million or 0.82% of total loans at March 31, 2010 from $6.4 million or 0.62% of total loans at June 30, 2009.  As of those same dates, nonperforming loans increased $5.4 million to $18.6 million or 1.84% of total loans from $13.2 million or 1.26% of total loans.

The increase in nonperforming loans included an increase in the balance of loans 90 days or more past due and still accruing of $7.8 million to $12.8 million at March 31, 2010 from $5.0 million at June 30, 2009.  For those same comparative dates, the corresponding number of loans 90 days or more past due and still accruing increased by 19 to 31 loans from 12 loans.  Loans reported as 90 days or more past due and still accruing at March 31, 2010 include 28 residential mortgage loans totaling $12.1 million and three secured business loans totaling $621,000.

The 28 residential mortgage loans totaling $12.1 million reported as 90 days or more past due and still accruing represent residential mortgage loans secured by New Jersey properties that were purchased from Countrywide Home Loans, Inc. (“Countrywide”) and continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP.  In accordance with our agreement, the servicer advances scheduled principal and interest payments to the Bank when such payments are not made by the borrower.  The timely receipt of principal and interest from the servicer ensures the continued accrual status of the Bank’s loan.  However, the delinquency status reported for these nonperforming loans reflects the borrower’s actual delinquency irrespective of the Bank’s receipt of advances which will be recouped by the servicer from the Bank in the event the borrower does not reinstate the loan.  Based upon updated collateral valuations, the Bank has established specific valuation allowances totaling $2.2 million for the identified impairment attributable to 22 of these 28 loans at

March 31, 2010.  The remaining six loans reported as 90 days or more past due and still accruing are in various stages of collection, workout or foreclosure with no estimated impairments requiring specific valuation allowances based upon the Company’s evaluation at March 31, 2010.  As of that same date, the Bank owned a total of 177 residential mortgage loans with an aggregate outstanding balance of $88.4 million that were originally acquired from Countrywide.  Of these loans, an additional eight loans totaling $4.5 million are 30-89 days past due and are in various stages of collection.

The net increase in nonperforming loans attributable to loans 90 days or more past due and still accruing was partially offset by a $2.3 million decrease in the balance of nonaccrual loans to $5.8 million at March 31, 2010 from $8.1 million at June 30, 2009.  For those same comparative dates, the corresponding number of nonaccrual loans increased to 24 loans from 21 loans.  Nonaccrual loans at March 31, 2010 include 11 residential mortgage loans totaling $1.5 million, three construction loans totaling $714,000, three multi-family loans totaling $563,000, three nonresidential mortgage loans totaling $3.0 million, one secured business loan totaling $4,800 and three consumer loans totaling $4,300.

As of March 31, 2010, the Company has established specific valuation allowances totaling $483,000 in the full amount of the outstanding balances of two of the three nonaccrual multifamily mortgage loans.  These loans represent nonperforming participations acquired through the Thrift Institutions Community Investment Corporation (“TICIC”), a subsidiary of the New Jersey Bankers Association.  As of that same date, the Company has established a specific valuation allowance of approximately $1,000 for the impairment identified on the one secured business loan totaling $4,800 that was reported as nonaccrual at March 31, 2010.  The remaining 21 nonaccrual loans totaling $5.3 million are in various stages of collection, workout or foreclosure with no estimated losses requiring specific valuation allowances based upon the Company’s evaluation at March 31, 2010.

In addition to the loans noted above, the Company has established additional specific valuation allowances of approximately $1.3 million attributable to three impaired multifamily loans with aggregate outstanding principal balances of $3.6 million.  While not nonperforming at March 31, 2010, the loans are adversely classified with impairments identified in the amount of the specific valuation allowances noted.

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale, all of which are government agency pass-through certificates, increased $749,000 to $684.5 million at March 31, 2010 from $683.8 million at June 30, 2009.   The net increase resulted from the purchase of approximately $117.6 million of fixed rate, agency mortgage-backed securities coupled with an increase of $2.6 million in their fair value that were partially offset by principal repayments and maturities during the nine months ended March 31, 2010.  The purchase of the mortgage-backed securities during the period deployed a portion of the Company’s excess liquidity that had accumulated for the reasons noted earlier.  The net unrealized gain for this portfolio was $21.3 million as of March 31, 2010.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at March 31, 2010.  The purchase of the mortgage-backed securities during the nine months ended March 31, 2010 included approximately $17.0 million of issues eligible to meet the Community Reinvestment Act investment test during the reporting period.  (For additional information refer to Note 10 to consolidated financial statements.)

Mortgage-backed Securities Held to Maturity.  Mortgage-backed securities held to maturity, including agency pass-through securities as well as agency and non-agency collateralized mortgage obligations, decreased $858,000 to $3.5 million at March 31, 2010 from $4.3 million at June 30, 2009 due primarily to principal repayments and the recognition of an additional $446,000 of other-than-temporary impairment in the value of certain non-agency collateralized mortgage obligations in the portfolio.

Specifically, for the nine months ended March 31, 2010, the Company’s analyses of the non-agency collateralized mortgage obligations resulted in the conclusion that certain securities were other-than-temporarily impaired by an additional $446,000.  Of this impairment, $206,000 was determined to be credit-related, and therefore recognized through earnings, while $240,000 was determined to be noncredit-related and therefore recognized through other comprehensive income.  At March 31, 2010, the other-than-temporarily impaired portion of the Company’s non-agency collateralized mortgage obligations have a total book value, net of other-than-temporary impairment charges, of $701,000 with a corresponding fair value of $782,000.  The remaining portion of the Company’s non-agency collateralized mortgage obligations that were not other-than-temporarily impaired as of March 31, 2010 have a total book value of $1.2 million and fair value of $925,000 as of that date.

The remainder of the held to maturity mortgage-backed securities portfolio comprises government agency mortgage pass-through securities and collateralized mortgage obligations that were not other-than-temporarily impaired based upon management’s evaluation at March 31, 2010. (For additional information refer to Note 10 to consolidated financial statements.)

Other Assets.  Other noteworthy changes include a net increase of approximately $4.6 million in other assets that was largely attributable to the Bank’s $5.0 million prepayment of FDIC insurance during the prior quarter ended December 31, 2009.  This prepayment originally resulted from the FDIC’s requirement that all insured depository institutions prepay their federal deposit insurance assessments through 2012 at December 30, 2009.  Offsetting this increase in other assets was a decline in the balance of the Company’s net deferred income tax asset from $1.4 million at June 30, 2009 to $-0- at March 31, 2010 reflecting a change in the Company’s net deferred income tax position from a net deferred income tax asset to a net deferred income tax liability.  The change was largely attributable to an increase in the tax-effected unrealized gains associated with the Company’s available for sale investment securities portfolios from June 30, 2009 to March 31, 2010.  A related increase in deferred income tax liabilities has been recorded at March 31, 2010.

Deposits.  Deposits increased $122.4 million to $1.54 billion at March 31, 2010 from $1.42 billion at June 30, 2009.  Despite the Bank continuing to maintain a disciplined pricing strategy during the reporting period, growth was reported across all categories of deposits.  For the nine months ended March 31, 2010, interest-bearing demand deposits increased $53.4 million to $217.0 million, savings deposits increased $22.4 million to $324.0 million, certificates of deposit increased $42.4 million to $947.2 million and non-interest-bearing demand deposits increased $4.2 million to $55.4 million.  As discussed in greater detail below under Item 3. Quantitative and Qualitative Disclosure about Market Risk, depositors have generally been lengthening the maturities of their time deposits, particularly by transferring maturing certificates of deposit to accounts with new maturities of greater than 12 months to improve yield.

Advances from FHLB.  The outstanding balance of FHLB advances was unchanged at $210 million at March 31, 2010 from June 30, 2009 reflecting the absence of new advances or maturities during the first nine months of fiscal 2010.

Stockholders’ Equity.  During the nine months ended March 31, 2010 stockholders’ equity increased $5.3 million to $482.0 million from $476.7 million at June 30, 2009.  The increase was partly attributable to a $2.7 million increase in accumulated other comprehensive income due primarily to the aggregate mark-to-market adjustment to the available for sale securities portfolios and benefit plan related adjustments to equity.  The increase in stockholders’ equity also reflected net income during the period of $4.8 million.  Also contributing to the increase was $1.1 million for ESOP shares earned, $2.3 million for restricted stock plan shares earned and an adjustment to equity of $1.4 million for expensing stock options.  Partially offsetting these increases to stockholders’ equity was a $4.1 million increase in treasury stock due to the purchase of 403,100 shares of the Company’s common stock as well as $2.8 million in cash dividends declared for payment to shareholders, net of waived dividends.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and March 31, 2009

General.  Net income for the three months ended March 31, 2010 was $1.9 million, or $0.03 per diluted share; an increase of $560,000 compared to $1.3 million, or $0.02 per diluted share for the three months ended March 31, 2009.  The increase in net income between the comparative quarters resulted primarily from increases in net interest income and noninterest income that were partially offset by increases in the provision for loan loss and noninterest expense.  In total, these factors resulted in an overall increase in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the three months ended March 31, 2010 was $14.8 million, an increase of $1.3 million from $13.5 million for the three months ended March 31, 2009.  The increase in net interest income between the comparative quarters resulted from a decrease in interest expense that outpaced the concurrent decrease in interest income.  In general, the decrease in interest expense reflected a continued decline in the cost of deposits, resulting primarily from the downward re-pricing of certificates of deposit, that more than offset the increase in interest expense attributable to an increase in the average balance of interest-bearing deposits.  The decrease in interest income was primarily attributable to an increase in the average balance of lower yielding cash and cash equivalents and investment securities in relation to the declines in the average balance of comparatively higher yielding loans.

As a result of these factors, the Company’s net interest rate spread increased 24 basis points to 2.55% for the three months ended March 31, 2010 from 2.31% for the three months ended March 31, 2009.  The increase in the net interest rate spread reflected a decrease in the cost of interest bearing liabilities of 73 basis points to 2.05% from 2.78% which was partially offset by a decrease in the yield on earning assets of 49 basis points to 4.60% from 5.09% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The increase in net interest income and net interest rate spread was also reflected in the Company’s net interest margin which increased nine basis points to 2.92% for the three months ended March 31, 2010 from 2.83% for the three months ended March 31, 2009.  The lesser improvement in net interest margin compared to the improvement in net interest spread reflects proportionately greater growth in the average balance of noninterest-earning assets compared with that of noninterest-bearing liabilities between the comparative quarters.  Specifically, the average balance of noninterest-bearing liabilities increased by $6.8 million to $72.3 million for the three months ended March 31, 2010 from $65.5 million for the three months ended March 31, 2009.  By comparison, the average balance of noninterest-earning assets increased by $15.0 million to $195.0 million for the three months ended March 31, 2010 from $180.0 million for the three months ended March 31, 2009.  The disparity in growth between noninterest-earning assets versus noninterest-bearing liabilities is also reflected in the Company’s ratio of average interest-earning assets to average interest-bearing liabilities which decreased to 121.46% for the three months ended March 31, 2010 from 123.12% for the three months ended March 31, 2009.

The increase in noninterest-earning assets was primarily attributable, in part, to growth in the average balance of noninterest-earning cash.  The growth in the Company’s short term, liquid assets, including noninterest-earning cash, had accumulated over several consecutive quarters due largely to retail deposit growth outpacing the Company’s near-term ability to deploy such funds into high quality loans.  As noted in greater detail below, a portion of such funds have been reinvested into high quality investment securities during the nine months ended March 31, 2010.

The balance of noninterest-earning assets also reflects the remaining unamortized balance of prepaid deposit insurance premiums that were originally remitted to the FDIC on December 30, 2009.  The average balance of prepaid deposit insurance premiums totaled $4.9 million for the three months ended March 31, 2010.  (For additional information, see Liquidity and Capital Resources discussion below).

Interest Income.  Total interest income decreased $964,000 to $23.3 million for the three months ended March 31, 2010 from $24.2 million for the three months ended March 31, 2009.  As noted above, the decrease in interest income reflected a decrease in the average yield on earning assets which declined 49 basis points to 4.60% for the three months ended March 31, 2010 from 5.09% for the three months ended March 31, 2009.  The decrease in the average yield was partially offset by an increase in the average balance of interest-earning assets which increased $115.5 million to $2.02 billion from $1.91 billion for the same comparative periods.

Interest income from loans decreased $777,000 to $14.5 million for the three months ended March 31, 2010 from $15.2 million for the three months ended March 31, 2009.  The decrease in interest income on loans was primarily attributable to a decrease in their average balance which declined $54.2 million to $1.02 billion for the three months ended March 31, 2010 from $1.07 billion for the three months ended March 31, 2009.

Within the decline in the average balance of loans, the Company reported a $77.1 million reduction in the average balance of residential mortgage loans to $777.1 million for the three months ended March 31, 2010 from $854.2 million for the three months ended March 31, 2009.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit. The decline reflected the continued diminished residential loan demand by qualified borrowers coupled with the Company’s disciplined pricing for such loans in the face of aggressive pricing in the marketplace for certain loan products.

By contrast, the Company reported a net increase of $22.5 million in the average balance of commercial loans to $221.3 million from $198.8 million for those same comparative periods.  The Company’s commercial loans generally comprise multi-family and nonresidential mortgage loans as well as secured and unsecured business loans.  The increase reflects the Company’s long-term expanded strategic emphasis in commercial lending coupled with a continuing favorable pricing environment for these loans.

The overall decrease in interest income on loans also reflects a nominal decrease in their average yields which declined one basis points to 5.67% for the three months ended March 31, 2010 from 5.68% for the three months ended March 31, 2009.  The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which generally provides “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans.  However, because the Company’s commercial loans generally comprise comparatively higher yielding multi-family mortgages, nonresidential mortgage loans and business loans, the continued reallocation within the loan portfolio from residential mortgages into commercial loans substantially offset the adverse impact of lower market interest rates on the overall yield of the loan portfolio between the comparative periods.

Interest income from mortgage-backed securities decreased $1.1 million to $7.5 million for the three months ended March 31, 2010 from $8.6 million for the three months ended March 31, 2010.  The decrease in interest income reflected a decrease in the average yield on mortgage-backed securities partially offset by an increase in their average balance.  The average yield on mortgage-backed securities declined 68 basis points to 4.34% for the three months ended March 31, 2010 from 5.02% for the three months ended March 31, 2009 while the average balance of the securities increased $3.8 million to $689.1 million from $685.3 million for those same comparative periods.

The reduction in the overall yield of the mortgage-backed securities portfolio is attributable to many of the same factors affecting the yield on the Company’s loan portfolio.  That is, lower market interest rates have continued to provide a “rate reduction” refinancing incentive to mortgagors resulting in the pay off of comparatively higher rate mortgage loans underlying the Company’s mortgage-backed securities.  Simultaneously, lower market interest rates have resulted in the downward re-pricing of loans underlying the Company’s adjustable-rate mortgage-backed securities.  The increase in the average balance of mortgage-backed securities reflects the security purchases described earlier resulting from the reinvestment of a portion of the Company’s short term liquid assets into investment securities.

The effect on yield attributable to principal repayments was exacerbated during the quarter ended March 31, 2010 due to the accelerated repurchase of delinquent loans out of the underlying pools by the federal agencies guaranteeing payments on those securities.  Based upon the announcements of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), the accelerated repurchase of delinquent loans by the agencies is expected to continue into the quarter ending June 30, 2010.

Interest income from non-mortgage-backed securities increased $900,000 to $1.1 million for the three months ended March 31, 2010 from $243,000 for the three months ended March 31, 2009.  The increase in interest income reflected an increase in the average balance of non-mortgage-backed  securities partially offset by a decrease in their average yield.  The average balance of these securities increased $128.1 million to $160.1 million for the three months ended March 31, 2010 from $31.9 million for the three months ended March 31, 2009.  For those same comparative periods, the average yield on non-mortgage-backed securities declined 18 basis points to 2.86% from 3.04%.

The increase in the average balance of non-mortgage backed securities was primarily attributable to a $128.1 million increase in the average balance of taxable securities to $141.9 million during the quarter ended March 31, 2010 from $13.8 million for the three months ended March 31, 2009.  For those same comparative periods, the average balance of tax-exempt securities declined nominally from $18.2 million to $18.1 million.  The decrease in the overall average yield on non-mortgage backed securities reflected a 33 basis point increase in the yield of taxable securities to 2.78% during the quarter ended March 31, 2010 from 2.45% during the quarter ended March 31, 2009 while the average yield on tax-exempt securities declined one basis point to 3.47% from 3.48% for those same comparative periods.

Interest income from other interest-earning assets increased $42,000 to $216,000 for the three months ended March 31, 2010 from $174,000 for the three months ended March 31, 2009.  The increase in interest income was primarily attributable to an increase in the average balance of other interest-earning assets which increased $37.7 million to $155.0 million for the three months ended March 31, 2010 from $117.3 million for the three months ended March 31, 2009.  The increase in the average balance was partially offset by a decrease in the average yield on other interest-earning assets which declined four basis points to 0.56% for the three months ended March 31, 2010 from 0.60% for the three months ended March 31, 2009.

The increase in the average balance of other interest-earning assets was primarily attributable to a $37.7 million increase in the average balance of interest-earning deposits to $142.1 million for the three months ended March 31, 2010 from $104.4 million for the three months ended March 31, 2009.  The increase in the average balance of interest-earning deposits reflects comparatively higher balances of short term liquid assets maintained during the more recent quarter as described in greater detail in the Liquidity and Capital Resources section below.  The average yields on other interest-earning assets for both comparative periods reflects the level of short term, market interest rates at historical lows that has been sustained for several consecutive quarters.

Interest Expense.  Total interest expense decreased $2.3 million to $8.5 million for the three months ended March 31, 2010 from $10.8 million for the three months ended March 31, 2009.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 73 basis points to 2.05% for the three months ended March 31, 2010 from 2.78% for the three months ended March 31, 2009.  The decrease in the average yield was partially offset by an increase in the average balance of interest-bearing liabilities of $116.2 million to $1.67 billion from $1.55 billion for the same comparative periods.

Interest expense attributed to deposits decreased $2.2 million to $6.5 million for the three months ended March 31, 2010 from $8.7 million for the three months ended March 31, 2009.  The decrease resulted primarily from an 82 basis point decrease in the average cost of interest-bearing deposits to 1.78% for the three months ended March 31, 2010 from 2.60% for the three months ended March 31, 2009.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For the same comparative periods, the average cost of interest-bearing checking accounts decreased 17 basis points to 1.13% from 1.30%, the average cost of savings accounts decreased three basis points to 1.01% from 1.04% and the average cost of certificates of deposit decreased 115 basis points to 2.19% from 3.34%.

The decrease in the average cost was partially offset by a $120.8 million increase in the average balance of interest-bearing deposits to $1.46 billion for the three months ended March 31, 2010 from $1.33 billion for the three months ended March 31, 2009.  The reported increase in the average balance was reflected across all categories of interest-bearing deposits and reflected the Company’s strategic efforts to increase its deposit base coupled with consumer demand for the safety of FDIC insurance to protect their financial assets given the recent volatility in the financial markets for uninsured investment products.  For the same comparative periods, the average balance of interest-bearing checking accounts increased $43.5 million to $200.6 million from $157.1 million, the average balance of savings accounts increased $29.6 million to $319.2 million from $289.6 million and the average balance of certificates of deposit increased $47.7 million to $935.7 million from $887.9 million.  As of March 31, 2010, approximately $716.2 million or 75.6% of certificates of deposit, with a weighted average cost of 1.91%, mature within one year.  Because the Bank’s offering rates for CDs maturing in one year or less are generally lower than 1.91% at March 31, 2010, the majority of these certificates may re-price downward  to the extent they are reinvested with the Bank at maturity into accounts with similar terms.

Interest expense attributed to FHLB advances decreased $61,000 to $2.0 million for the three months ended March 31, 2010 from $2.1 million for the three months ended March 31, 2009.   The decrease in interest expense was attributable to the combined effects of a decline in both the average balance and average cost of FHLB advances between the comparative periods.  The average balance of FHLB advances decreased $4.6 million to $210.0 million for the three months ended March 31, 2010 from $214.6 million for the three months ended March 31, 2009 while the average cost of FHLB advances declined three basis points to 3.87% from 3.90% for those same comparative periods.  The decline in the average balance and average cost of FHLB advances was primarily attributable to the repayment of maturing advances totaling $8.0 million with a weighted average cost of 5.47% during the fiscal year ended June 30, 2009.

       Provision for Loan Losses.  The provision for loan losses increased $683,000 to $891,000 for the three months ended March 31, 2010 from $208,000 for the three months ended March 31, 2009.  The provision in the current period reflected required net increases to the allowance for loan losses attributable primarily to estimated specific losses on several impaired mortgage loans on residential and multi-family properties located in New Jersey, as discussed in greater detail above.  The provision also reflected changes to balances of general valuation allowances attributable to the application of historical and environmental loss factors to the remaining non-impaired portion of the loan portfolio in accordance with the Company’s allowance for loan loss calculation methodology.

Non-Interest Income.  Non-interest income increased $492,000 to $510,000 for the three months ended March 31, 2010 from $18,000 for the three months ended March 31, 2010.  The increase in noninterest income was largely attributable to a $517,000 decline in impairment-related losses on investment securities during the more recent period.  Specifically, during the quarter ended March 31, 2010, the Company recognized net losses on investment securities totaling $53,000 which were attributable to a non-cash, pre-tax charge to noninterest income resulting from additional other-than-temporary impairment in the value of certain non-agency collateralized mortgage obligations in the Bank’s held to maturity securities portfolio.  These securities were originally acquired upon the in-kind redemption of the Bank’s interest in the AMF Fund during the quarter ended September 30, 2008.  By comparison, the Company recognized impairments totaling $570,000 during the earlier comparative quarter relating to these same securities.

The reduced losses on investment securities were partially offset by declines in noninterest income attributed to fees, service charges and miscellaneous income which decreased $25,000 to $563,000 during the quarter ended March 31, 2010 from $588,000 during the quarter ended March 31, 2009.  This decrease in noninterest income was partly attributable to declines in deposit and branch-related fees and charges.  Additionally, the reduction in noninterest income reflected net REO operations expenses recorded during the current quarter with no such expenses recognized during the earlier comparative quarter.  Finally, the decrease in noninterest income also reflected a decline in income from the Bank’s official check clearing agent.  The clearing agent is no longer able to compensate its clients at a meaningful level for use of the float on official checks due to significant losses and reduced yields in its investment securities portfolio.

Non-Interest Expenses.  Non-interest expenses increased $243,000 to $11.2 million for the three months ended March 31, 2010 from $11.0 million for the three months ended March 31, 2009.  The significant components of the increase in noninterest expenses primarily included increases in compensation-related expenses and advertising and marketing expenses which were partially offset by decreases in equipment expenses coupled with aggregate net declines in other noninterest expenses.

Employee compensation-related expenses increased by approximately $352,000 to $6.8 million for the three months ended March 31, 2010 from $6.4 million for the three months ended March 31, 2009.  Such increases reflected additional costs associated with staff augmentation attributable, in part, to branch expansion.  More generally, however, the increase in expense also reflects the increase in compensation-related costs attributable to annual increases in wages and salaries of existing staff and overall increases to benefits costs including employee health care benefits.  The increase in year-over-year employee compensation expense also reflects an actuarial adjustment that reduced pension expense in the earlier comparative period for which no such reduction in expense was recorded during the current period.   Partially offsetting these increases was a decline in ESOP expense reflecting the reduction in the market price of the Company’s common stock between comparative periods.

Advertising and marketing expense increased $78,000 to $211,000 for the three months ended March 31, 2010 from $133,000 for the three months ended March 31, 2009.  The year-over-year increase in advertising and marketing expense reflects increased print media advertising during the more recent comparative quarter in support of new deposit-related product and services initiatives.  The increase also reflects prior adjustments to expense accruals which reduced advertising and marketing-related expense during the earlier comparative period.

The increases in noninterest expenses were partially offset by declines in equipment expense of $90,000 which primarily reflect nonrecurring service provider charges during the earlier comparative period attributable to the implementation of certain deposit-related products and services for which no such charges were recorded during the more recent comparative period.

Other less noteworthy variances within the remaining categories of noninterest expense, in aggregate, decreased the Company’s non-interest expenses for the three months ended March 31, 2010 by additional $97,000 compared to the three months ended March 31, 2009.

Provision for Income Taxes.  The provision for income taxes increased $296,000 to $1.3 million during the three months ended March 31, 2010 from $1.0 million during the three months ended March 31, 2009.  The increase in income taxes between the comparative quarters was primarily attributable to an increase in pre-tax income.  The Company’s effective tax rates during the quarters ended March 31, 2010 and March 31, 2009 were 41.5% and 44.1%, respectively.

Comparison of Operating Results for the Nine Months Ended March 31, 2010 and March 31, 2009

General.  Net income for the nine months ended March 31, 2010 was $4.8 million, or $0.07 per diluted share; a decrease of $478,000 compared to $5.3 million, or $0.08 per diluted share for the nine months ended March 31, 2009.  The decrease in net income between the comparative nine-month periods resulted primarily from increases in the provision for loan loss and noninterest expense which were partly offset by increases in net interest income and noninterest income.  In total, these factors resulted in an overall decrease in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the nine months ended March 31, 2010 was $42.4 million, an increase of $2.0 million from $40.4 million for the nine months ended March 31, 2009.  The increase in net interest income between the comparative periods resulted from a decrease in interest expense that outpaced the concurrent decrease in interest income.  In general, the decrease in interest expense reflected a continued decline in the cost of deposits, resulting primarily from the downward re-pricing of certificates of deposit, that more than offset the increase in interest expense attributable to an increase in the average balance of interest-bearing deposits.  The decrease in interest income was primarily attributable to an increase in the average balance of lower yielding cash and cash equivalents and non-mortgage-backed securities in relation to the declines in the average balance of comparatively higher yielding loans.

As a result of these factors, the Company’s net interest rate spread increased 21 basis points to 2.46% for the nine months ended March 31, 2010 from 2.25% for the nine months ended March 31, 2009.  The increase in the net interest rate spread reflected a decrease in the cost of interest bearing liabilities of 70 basis points to 2.26% from 2.96% which was partially offset by a decrease in the yield on earning assets of 49 basis points to 4.72% from 5.21% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The increase in net interest income and net interest rate spread was also reflected in the Company’s net interest margin which increased three basis points to 2.86% for the nine months ended March 31, 2010 from 2.83% for the nine months ended March 31, 2009.  The lesser improvement in net interest margin compared the improvement in net interest spread reflects proportionately greater growth in the average balance of noninterest-earning assets compared with that of noninterest-bearing liabilities between the comparative periods.  Specifically, the average balance of noninterest-bearing liabilities increased by $5.8 million to $73.6 million for the nine months ended March 31, 2010 from $67.8 million for the nine months ended March 31, 2009.  By comparison, the average balance of noninterest-earning assets increased by $41.8 million to $206.4 million for the nine months ended March 31, 2010 from $164.6 million for the nine months ended March 31, 2009.  The disparity in growth between noninterest-earning assets versus noninterest-bearing liabilities is also reflected in the Company’s ratio of average interest-earning assets to average interest-bearing liabilities which decreased to 121.2% for the nine months ended March 31, 2010 from 124.5% for the nine months ended March 31, 2009.

The increase in noninterest-earning assets was largely attributable to growth in the average balance of noninterest-earning cash.  The growth in the Company’s short term, liquid assets, including noninterest-earning cash, had accumulated over several consecutive quarters due largely to retail deposit growth outpacing the Company’s near-term ability to deploy such funds into high quality loans.  As noted in greater detail below, a portion of such funds have been reinvested into high quality investment securities during the nine months ended March 31, 2010.

Interest Income.  Total interest income decreased $4.2 million to $70.1 million for the nine months ended March 31, 2010 from $74.3 million for the nine months ended March 31, 2009.  As noted above, the decrease in interest income reflected a decrease in the average yield on earning assets which declined 49 basis points to 4.72% for the nine months ended March 31, 2010 from 5.21% for the nine months ended March 31, 2009.  The decrease in the average yield was partially offset by an increase in the average balance of interest-earning assets which increased $76.7 million to $1.98 billion from $1.90 billion for the same comparative period.

Interest income from loans decreased $1.7 million to $44.1 million for the nine months ended March 31, 2010 from $45.8 million for the nine months ended March 31, 2009.  The decrease in interest income on loans was primarily attributable to a decrease in their average balance which declined $32.0 million to $1.04 billion for the nine months ended March 31, 2010 from $1.07 billion for the nine months ended March 31, 2009.

Within the reported decline in the average balance of loans, the Company reported a $58.1 million reduction in the average balance of residential mortgage loans to $798.2 million for the nine months ended March 31, 2010 from $856.3 million for the nine months ended March 31, 2009.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit. The decline reflected the continued diminished residential loan demand by qualified borrowers coupled with the Company’s disciplined pricing for such loans in the face of aggressive pricing in the marketplace for certain loan products.

By contrast, the Company reported a net increase of $25.9 million in the average balance of commercial loans to $220.0 million from $194.1 million for those same comparative periods.  The Company’s commercial loans generally comprise multi-family and nonresidential mortgage loans as well as secured and unsecured business loans.  The increase reflects the Company’s long-term expanded strategic emphasis in commercial lending coupled with a continuing favorable pricing environment for these loans.

The overall decrease in interest income on loans also reflects a decrease in their average yields which declined five basis points to 5.66% for the nine months ended March 31, 2010 from 5.71% for the nine months ended March 31, 2009.  The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which generally provides “rate reduction”

refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans.  However, because the Company’s commercial loans generally comprise comparatively higher yielding multi-family mortgages, nonresidential mortgage loans and business loans, the continued reallocation within the loan portfolio from residential mortgages into commercial loans diminished the adverse impact of lower market interest rates on the overall yield of the loan portfolio between the comparative periods.

Interest income from mortgage-backed securities decreased $3.2 million to $23.4 million for the nine months ended March 31, 2010 from $26.6 million for the nine months ended March 31, 2010.  The decrease in interest income reflected a decrease in the average yield on mortgage-backed securities coupled with the impact of a decline in their average balance.  The average yield on mortgage-backed securities declined 51 basis points to 4.56% for the nine months ended March 31, 2010 from 5.07% for the nine months ended March 31, 2009 while the average balance of the securities decreased $17.2 million to $683.6 million from $700.8 million for those same comparative periods.

The reduction in the overall yield of the mortgage-backed securities portfolio is attributable to many of the same factors affecting the yield on the Company’s loan portfolio.  That is, lower market interest rates have continued to provide a “rate reduction” refinancing incentive to mortgagors resulting in the pay off of comparatively higher rate mortgage loans underlying the Company’s mortgage-backed securities.  Simultaneously, lower market interest rates have resulted in the downward re-pricing of loans underlying the Company’s adjustable rate mortgage-backed securities.  The decrease in the average balance of mortgage-backed securities generally reflects security repayments that have outpaced the Company’s purchase of mortgage-backed securities through the first nine months of fiscal 2010.

Interest income from non-mortgage-backed securities increased $1.2 million to $2.0 million for the nine months ended March 31, 2010 from $816,000 for the nine months ended March 31, 2009.  The increase in interest income reflected an increase in the average balance of non-mortgage-backed  securities partially offset by a decline in their average yield.  The average balance of these securities increased $52.8 million to $87.4 million for the nine months ended March 31, 2010 from $34.6 million for the nine months ended March 31, 2009.  For those same comparative periods, the average yield on non-mortgage-backed securities decreased by 13 basis point to 3.01% from 3.14%.

The increase in the average balance of non-mortgage backed securities was primarily attributable to a $52.9 million increase in the average balance of taxable securities to $69.3 million during the nine months ended March 31, 2010 from $16.4 million for the nine months ended March 31, 2009.  For those same comparative periods, the average balance of tax-exempt securities declined nominally from $18.2 million to $18.1 million.  The change in the average yield on non-mortgage backed securities reflected an increase of 13 basis points in the yield of taxable securities to 2.89% during the nine months ended March 31, 2010 from 2.76% during the nine months ended March 31, 2009 while the average yield on tax-exempt securities declined one basis point to 3.48% from 3.49%.

Interest income from other interest-earning assets decreased $448,000 to $661,000 for the nine months ended March 31, 2010 from $1.1 million for the nine months ended March 31, 2009.  The decrease in interest income was primarily attributable to a decrease in the average yield on other interest-earning assets which declined 100 basis points to 0.52% for the nine months ended March 31, 2010 from 1.52% for the nine months ended March 31, 2009.  The decline in average yield was partially offset by an increase in the average balance of other interest-earning assets which increased $73.1 million to $170.7 million for the nine months ended March 31, 2010 from $97.6 million for the nine months ended March 31, 2009.

The decrease in the average yield on other interest-earning assets primarily reflects a decrease in the average yield of interest-earning deposits resulting from the decline in short term, market interest rates to historical lows.  The increase in the average balance of other interest-earning assets was primarily attributable to a $73.1 million increase in the average balance of interest-earning deposits to $157.7 million for the nine months ended March 31, 2010 from $84.6 million for the nine months ended March 31, 2009.  The increase in the average balance of interest-earning deposits reflects the accumulation of short term liquid assets described earlier.

Interest Expense.  Total interest expense decreased $6.2 million to $27.7 million for the nine months ended March 31, 2010 from $33.9 million for the nine months ended March 31, 2009.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 70 basis points to 2.26% for the nine months ended March 31, 2010 from 2.96% for the nine months ended March 31, 2009.  The decrease in the average yield was partially offset by an increase in the average balance of interest-bearing liabilities of $104.9 million to $1.63 billion from $1.53 billion for the same comparative periods.

Interest expense attributed to deposits decreased $6.0 million to $21.5 million for the nine months ended March 31, 2010 from $27.5 million for the nine months ended March 31, 2009.  The decrease resulted primarily from a 78 basis point decrease in the average cost of interest-bearing deposits to 2.01% for the nine months ended March 31, 2010 from 2.79% for the nine months ended March 31, 2009.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For the same comparative periods, the average cost of interest-bearing checking accounts decreased 28 basis points to 1.14% from 1.42%, the average cost of savings accounts decreased 2 basis points to 1.03% from 1.05% and the average cost of certificates of deposit decreased 111 basis points to 2.52% from 3.63%.

The decrease in the average cost was partially offset by a $111.7 million increase in the average balance of interest-bearing deposits to $1.42 billion for the nine months ended March 31, 2010 from $1.31 billion for the nine months ended March 31, 2009.  The reported increase in the average balance was reflected across all categories of interest-bearing deposits and reflected the Company’s strategic efforts to increase its deposit base coupled with consumer demand for the safety of FDIC insurance to protect their financial assets given the recent volatility in the financial markets for uninsured investment products.  For the same comparative periods, the average balance of interest-bearing checking accounts increased $30.4 million to $185.7 million from $155.4 million, the average balance of savings accounts increased $19.1 million to $311.1 million from $292.0 million and the average balance of certificates of deposit increased $62.2 million to $926.3 million from $864.1 million.  As of March 31, 2010, approximately $716.2 million or 75.6% of certificates of deposit, with a weighted average cost of 1.91%, mature within one year.  Because the Bank’s offering rates for CDs maturing in one year or less are generally lower than 1.91% at March 31, 2010, the majority of these certificates may re-price downward to the extent they are reinvested with the Bank at maturity into accounts with similar terms.

Interest expense attributed to FHLB advances decreased $274,000 to $6.2 million for the nine months ended March 31, 2010 from $6.5 million for the nine months ended March 31, 2009.   The decrease in interest expense was attributable to the combined effects of a decline in both the average balance and average cost of FHLB advances between the comparative periods.  The average balance of FHLB advances decreased $6.8 million to $210.0 million for the nine months ended March 31, 2010 from $216.8 million for the nine months ended March 31, 2009 while the average cost of FHLB advances declined five basis points to 3.92% from 3.97% for those same comparative periods.  The decline in the average balance and average cost of FHLB advances was primarily attributable to the repayment of maturing advances totaling $8.0 million with a weighted average cost of 5.47% during the fiscal year ended June 30, 2009.

Provision for Loan Losses.  The provision for loan losses increased $2.0 million to $2.4 million for the nine months ended March 31, 2010 from $317,000 for the nine months ended March 31, 2009.  The provision in the current period reflected required net increases to the allowance for loan losses attributable primarily to estimated specific losses on several impaired mortgage loans on residential and multi-family properties located in New Jersey, as discussed in greater detail above.  The provision also reflected changes to balances of general valuation allowances attributable to the application of historical and environmental loss factors to the remaining non-impaired portion of the loan portfolio in accordance with the Company’s allowance for loan loss calculation methodology.

Non-Interest Income.  Non-interest income increased $483,000 to $1.5 million for the nine months ended March 31, 2010 from $1.1 million for the nine months ended March 31, 2010.  The increase in noninterest income was largely attributable to a $779,000 decrease in net losses on investment securities between comparative nine month periods.  Specifically, during the nine months ended March 31, 2010, the Company recognized net losses on investment securities totaling $206,000 which were attributable to non-cash, pre-tax charges to noninterest income resulting from additional other-than-temporary impairment in the value of certain non-agency collateralized mortgage obligations in the Bank’s held to maturity securities portfolio.  These securities were originally acquired upon the in-kind redemption of the Bank’s interest in the AMF Fund during the quarter ended September 30, 2008.  By comparison, the Company recognized losses on securities totaling $985,000 during the nine months ended March 31, 2009 which related entirely to the securities associated with the in-kind redemption transaction.

The reduced losses on investment securities were partially offset by declines in noninterest income attributed to fees, service charges and miscellaneous income which decreased $296,000 to $1.8 million during the nine months ended March 31, 2010 from $2.0 million during the nine months ended March 31, 2009.  This decrease in noninterest income was partly attributable to the recognition of a $132,000 gain on sale of deposits during the nine months March 31, 2009 with no such income recognized during the nine months ended March 31, 2010.  Conversely, the reduction in noninterest income reflected net REO operations expenses recorded during the current nine month period with no such expenses recognized during the earlier comparative period.  The variance in noninterest income between comparative periods also reflects a reduction in deposit and branch-related fees and charges.  Finally, the decrease in noninterest income also reflected a decline in income from the Bank’s official check clearing agent.  The clearing agent is no longer able to compensate its clients at a meaningful level for use of the float on official checks due to significant losses and reduced yields in its investment securities portfolio.

Non-Interest Expenses.  Non-interest expenses increased $1.3 million to $33.4 million for the nine months ended March 31, 2010 from $32.1 million for the nine months ended March 31, 2009.  The significant components of the increase in noninterest expenses primarily included increases in compensation-related expenses and federal deposit insurance premium expense which were partially offset by decreases in equipment expenses, advertising and marketing expenses coupled with aggregate net declines in other noninterest expenses.

Employee compensation-related expenses increased by approximately $1.1 million to $20.1 million for the nine months ended March 31, 2010 from $19.0 million for the nine months ended March 31, 2009.  Such increases reflected additional costs associated with staff augmentation attributable, in part, to branch expansion.  More generally, however, the increase in expense also reflects the increase in compensation-related costs attributable to annual increases in wages and salaries of existing staff and overall increases to benefits costs including employee health care benefits.  The increase in year-over-year employee compensation expense also reflects an actuarial adjustment that reduced pension expense in the earlier comparative period for which a lesser reduction in expense was recorded during the current period.  Partially offsetting these increases was a decline in ESOP expense reflecting the reduction in the market price of the Company’s common stock between comparative periods.

Federal deposit insurance premium expense increased $390,000 to $917,000 for the nine months ended March 31, 2010 from $527,000 for the nine months ended March 31, 2009.  The increase in deposit insurance expense was attributable, in part, to an increase in the assessment rate charged by the Federal Deposit Insurance Corporation (“the FDIC”) on the balance of insurable deposits held by the Bank coupled with the effect of the year-over-year growth in the balance of those deposits.

Equipment expenses declined $70,000 which primarily reflected nonrecurring service provider charges during the earlier comparative period attributable to the implementation of certain deposit-related products and services for which no such charges were recorded during the more recent comparative period.

Advertising and marketing decreased $87,000 to $651,000 for the nine months ended March 31, 2010 from $738,000 for the nine months ended March 31, 2009.  The decline in the expense was attributable to several factors including the reduced need for deposit-related advertising in light of increased consumer demand for the safety of insured deposit products and greater utilization of lower cost, locally focused print advertising campaigns during the more recent comparative period.  The decrease in expense between the comparative nine month periods also reflects comparatively higher advertising and marketing costs associated with branch openings that were recognized during the earlier comparative period.

Other less noteworthy variances within the remaining categories of noninterest expense, in aggregate, decreased the Company’s non-interest expenses for the nine months ended March 31, 2010 by $45,000 compared to the nine months ended March 31, 2009.

Provision for Income Taxes.  The provision for income taxes decreased $313,000 to $3.4 million during the nine months ended March 31, 2010 from $3.7 million during the nine months ended March 31, 2009.  The decrease in income taxes between the comparative periods was primarily attributable to a decrease in pre-tax income.  The Company’s effective tax rates during the nine months ended March 31, 2010 and March 31, 2009 were 41.6% and 41.4%, respectively.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation.  Management generally invests in cash and cash equivalents for this purpose.  Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at March 31, 2010, which included $684.5 million of mortgage-backed securities and $29.4 million of non-mortgage-backed securities that can readily be sold if necessary.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

Liquidity management is both a daily and long-term function of business management.  We generally attempt to maintain adequate but not excessive liquidity.  However, during recent quarters, the Company has maintained a comparatively higher average balance of cash and cash equivalents resulting from incoming cash flows from deposit growth and loan and investment security repayments outpacing the Company’s ability to redeploy such cash flows into new, creditworthy loans.  Recent loan origination volume reflects the adverse economic conditions and diminished real estate values that have significantly reduced loan demand by qualified borrowers.

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

In recognition of the growing opportunity cost to near term earnings resulting from the accumulation of short term, liquid assets, management has reinvested a portion of the Company’s excess liquidity into investment securities.  Total investments, including both mortgage-backed and non-mortgage-backed securities, have grown by $266.3 million to $982.4 million at March 31, 2010 from $716.1 million at June 30, 2009.  The increase in investment securities was funded, in part, by a reduction in cash and equivalents which has declined by $104.8 million to $106.7 million from $211.5 million over that same comparative period.  The remaining growth in investment securities was largely funded by incoming cash flows from growth in deposits coupled with a net reduction loans receivable.  Deposits increased approximately $122.4 million to $1.54 billion at March 31, 2010 from $1.42 billion at June 30, 2009 while net loans receivable declined by $38.4 million to $1.00 billion from $1.04 billion between those same comparative periods.  To the extent that loan origination volume continues to reflect the difficult challenges presented by the current marketplace, the Company expects to continue reinvesting a portion of its excess liquidity into its investment securities portfolio.

At March 31, 2010, the Bank had outstanding commitments to originate loans of $21.1 million compared to $35.0 million at June 30, 2009.  The lower level of commitments is a reflection of the credit and housing crises and overall economic downturn.  Construction loans in process and unused lines of credit were $7.2 million and $25.5 million, respectively, at March 31, 2010 compared to $7.6 million and $24.9 million, respectively, at June 30, 2009.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At March 31, 2010, the Bank had agreements to fund the purchase of loans on a flow basis of $3.0 million compared to $8.7 million at June 30, 2009.  The Bank maintains loan purchase and servicing agreements with two large nationwide lenders, in order to supplement the Bank’s loan production pipeline.  The Bank periodically enters into purchase agreements with a limited number of smaller, local mortgage companies for the same purpose. These agreements call for the purchase, on a flow basis, of mortgage loans with servicing released to the Bank.

As noted earlier, deposits increased $122.4 million to $1.54 billion at March 31, 2010, from $1.42 billion at June 30, 2009.  During the first nine months of fiscal 2010, the Bank continued to price deposit interest rates at levels management considered to be reasonably competitive in the marketplace.  Given that loan demand has generally diminished for the reasons noted earlier and market yields on cash and cash equivalents are at historical lows ranging from 0.00% to 0.25%, management has continued to reduce deposit rates in an effort to slow deposit inflows, particularly for certificates of deposit.  Nevertheless, deposits continued to build during the nine months ended March 31, 2010.  At March 31, 2010, the Bank had $716.2 million of certificates of deposits maturing in one year compared to $740.4 million at June 30, 2009.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and, to the extent that maturing deposits do not remain with the Bank, management may replace such funds with advances.  The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit of $200.0 million or by taking additional short-term or long-term advances.  Given the excess liquidity position of the Bank, there was no need to borrow additional funds during the nine months ended March 31, 2010.  Additional borrowings are an option available to management if funding needs change or to lengthen liabilities.  Most of the Bank’s mortgage-backed and non-mortgage-backed securities are held in safekeeping at the FHLB of New York and available as collateral if necessary.

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers.  At March 31, 2010, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

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

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards.  As of March 31, 2010, the Bank exceeded all capital requirements of the OTS.

The following table sets forth the Bank’s capital position at March 31, 2010, as compared to the minimum regulatory capital requirements:

	At March 31, 2010
					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital
(to risk-weighted assets)	$365,835	38.11%	$76,797	8.00%	$95,996	10.00%

Tier 1 Capital
(to risk-weighted assets)	$361,569	37.66%	$38,398	4.00%	$57,597	6.00%

Core (Tier 1) Capital
(to adjusted total assets)	$361,569	16.94%	$85,365	4.00%	$106,707	5.00%

Tangible Capital
(to adjusted total assets)	$361,569	16.94%	$32,012	1.50%	$-	-

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
.
Net interest income is, by far, the Company’s largest revenue source to which the Company adds its noninterest income and from which it deducts its provision for loan loss, noninterest expense and income taxes to calculate net income.  Movements in market interest rates, and the effect of such movements on the risk factors noted above, significantly influence the “spread” between the interest earned by the Company on its loans, securities and other interest-earning assets and the interest paid on its deposits and borrowings.  Movements in interest rates that increase, or “widen”, that net interest spread enhance the Company’s net income.  Conversely, movements in interest rates that reduce, or “tighten”, that net interest spread adversely impact the Company’s net income.

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

With respect to the maturity and re-pricing of its interest-bearing liabilities, at March 31, 2010, $716.2 million or 75.6% of our certificates of deposit mature within one year.  At a weighted average cost of 1.91% in relation to the Bank’s current offering rates on CDs maturing in one year or less, the majority of these certificates may re-price downward to the extent they are reinvested at maturity with the Bank into accounts with similar terms..  Of the $210.0 million of FHLB borrowings at March 31, 2010, all have fixed interest rates with $200.0 million maturing during fiscal 2018, but callable on a quarterly basis prior to maturity.  Given current market interest rates, the call options are not currently expected to be exercised by the FHLB.  The remaining $10.0 million of FHLB borrowings are non-callable and mature during fiscal 2011.

With respect to the re-pricing of the Company’s interest-earning assets at March 31, 2010, adjustable rate loans maturing in greater than one year total $112.4 million or 11.1% of total loans while fixed rate loans maturing in greater than one year total $875.8 million or 86.8% of total loans.  All loans maturing within one year totaled $20.6 million or 2.1% of total loans at March 31, 2010.  As of that same date, the carrying value of investment securities with adjustable rates of interest totaled $255.5 million or 26.0% of total investment securities while $726.9 million or 74.0% had fixed rates of interest.

At March 31, 2010, one-to-four family mortgages, including first mortgage loans, home equity loans and home equity lines of credit, totaled $768.7 million while commercial mortgages, including multifamily and nonresidential mortgage loans, totaled $206.1 million.  As of that same date, the balance of mortgage-backed securities, excluding unrealized gains and losses on the available for sale portfolio, totaled $666.7 million.  In aggregate, the Company’s balance of these mortgage-related assets totaled approximately $1.64 billion comprising 79.6% of total earning assets.  In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets.  In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them.  In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans.  By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates.  These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

 The Company retained its liability sensitivity during the first nine months of fiscal 2010 and the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, decreased modestly during that time.  Specifically, the Company’s cumulative one-year gap percentage changed to -4.76% at March 31, 2010 from -5.17% at June 30, 2009 while its cumulative three-year gap percentage changed to 8.33% from 3.47% over those same comparative periods.

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

In general, the interest rates paid on the Company’s deposits tend to be determined based upon the level of shorter term interest rates.  By contrast, the interest rates earned on the Company’s loans and investment securities tend to be based upon the level of comparatively longer term interest rates.  As such, the overall “spread” between shorter term and longer interest rates when earning assets and costing liabilities re-price greatly influences the Company’s overall net interest spread over time.  In general, a wider spread between shorter term and longer term interest rates, implying a “steeper” yield curve, is beneficial to the Company’s net interest spread.  By contrast, a narrower spread between shorter term and longer term interest rates, implying a “flatter” yield curve, or a negative spread between those measures, implying an inverted yield curve, adversely impacts the Company’s net interest spread.

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

During the nine months ended March 31, 2010, the yield curve steepened further with the one-year U.S. Treasury decreasing 15 basis points to 0.41% from 0.56% at June 30, 2009.  By comparison, the market yield on the 10-year U.S. Treasury increased by 31 basis points to 3.84% from 3.53% over those same time periods.  The steepening of the yield curve during the first nine months of fiscal 2010 coincided with an increase in the Company’s net interest spread which increased 21 basis points to 2.46% during the first nine months of fiscal 2010 from 2.25% for all of fiscal 2009.  Between the linked quarters ended March 31, 2010 and December 31, 2009, the Company’s net interest spread increased four basis points to 2.55% from 2.51%, respectively.

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

As illustrated in the tables below, the Bank’s NPV would be negatively impacted by an increase in interest rates.  This result is expected given the Bank’s liability sensitivity noted earlier.  Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of the Bank’s interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Bank’s assets compared to the beneficial impact arising from the reduced present value of its liabilities.  Hence, the Bank’s NPV and NPV ratio decline in the increasing interest rate scenarios.  Historically low interest rates at March 31, 2010 preclude the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the Bank’s internal NPV analysis as of March 31, 2010 and June 30, 2009.

	At March 31, 2010
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	248,520	-116,687	-32%	12.69%	-415 bps
+200 bps	304,446	-60,761	-17%	14.94%	-191 bps
+100 bps	343,339	-21,868	-6%	16.27%	-57 bps
0 bps	365,207	-	-	16.84%	-

(1) The -100 bp, -200 bp and -300 bp scenarios are not shown due to the low prevailing interest rate environment.

	At June 30, 2009
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	248,706	-122,432	-33%	13.49%	-468 bps
+200 bps	311,577	-59,560	-16%	16.24%	-193 bps
+100 bps	349,682	-21,436	-6%	17.60%	-57 bps
0 bps	371,138	-	-	18.17%	-

(1) The -100 bp, -200 bp and -300 bp scenarios are not shown due to the low prevailing interest rate environment.

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined by bank regulators as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points.  Based upon the tables above, the Bank’s sensitivity measure changed by two basis points to -191 basis points at March 31, 2010 from -193 basis points at June 30, 2009 indicating a nominal reduction in the level of sensitivity to movements in interest rates from period to period.

There are numerous internal and external factors that may contribute to changes in an institution’s sensitivity measure.  Internally, changes in the composition and allocation of an institution’s balance sheet and the interest rate risk characteristics of its components can significantly alter the exposure to interest rate risk as quantified by the changes in the sensitivity measure.  However, changes to certain external factors, most notably changes in the level of market interest rates and overall shape of the yield curve, can significantly alter the projected cash flows of the institution’s interest-earning assets and interest-costing liabilities and the associated present values thereof.  Changes in internal and external factors from period to period can complement one another’s effects to reduce overall sensitivity, partly or wholly offset one another’s effects, or exacerbate one another’s adverse effects and thereby increase the institution’s exposure to interest rate risk as quantified by the sensitivity measure.

While several internal and external factors working in concert contributed to the reported change in the Bank’s sensitivity measure, the Bank attributes the modest decline in sensitivity to movements in interest rates during the first nine months of fiscal 2010, in part, to the comparative decrease in its balance of loans which have been replaced on the balance sheet by non-mortgage-backed securities with comparatively shorter average lives.  Additionally, the Bank’s depositors have generally been lengthening the maturities of their time deposits, particularly by transferring maturing certificates of deposit to accounts with new maturities of greater than 12 months to improve yield.  Certificates of deposit with maturities of greater than 12 months increased by $66.6 million to $231.0 million at March 31, 2010 from $164.4 million at June 30, 2009 with such balances representing 24.4% and 18.2% of total certificates of deposit at the close of each period, respectively.

These factors have substantially offset the impact of the reduction in short term, liquid assets between comparative periods.  Specifically, the Company’s cash and cash equivalents decreased by $104.8 million to $106.7 million or 4.7% of total assets at March 31, 2010 from $211.5 million or 10.0% of total assets at June 30, 2009.  The net reduction in short term liquid assets, which are re-priced on a day-to-day basis to reflect current market interest rates, reflected the cash outflows associated with the purchase of non-mortgage-backed securities.  These cash outflows have been partially offset by cash inflows associated with net deposit growth, in both certificates of deposit and non-maturity deposit categories, as well as cash inflows from net loan repayments.  Taken together, this change in balance sheet allocation modestly decreased the aggregate longevity of the Bank’s interest-earning assets in relation to its interest-bearing liabilities and, thereby, reduced the sensitivity to interest rate risk as quantified by the Bank’s sensitivity measure.

Because the Bank’s sensitivity measure and NPV ratio in the +200 bps scenario were within the applicable thresholds established by its primary regulator, the Bank’s “TB 13a Level of Risk” was rated as “Minimal” based upon the results of the OTS interest rate risk model as of June 30, 2009 and December 31, 2009.  TB-13a is the OTS’s primary regulatory guidance concerning the management of interest rate risk.  Based upon the Bank’s sensitivity measure as calculated by its internal model, management expects that the Bank’s “TB 13a Level of Risk” will to continue to be rated as “Minimal” based upon the upcoming results of the OTS interest rate risk model as of March 31, 2010.

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

As illustrated in the tables below, the Bank’s net interest income would be negatively impacted by an increase in interest rates.  Like the NPV results presented earlier, this result is expected given the Bank’s liability sensitivity noted earlier.  While reflecting a greater level of net interest income for each scenario, the tables below also reflect a modest increase in sensitivity to movements in interest rates between the comparative periods resulting from the changes in balance sheet allocation and market interest rates discussed earlier.

At March 31, 2010
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Changes in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$59,769	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	58,042	-1,727	-2.89
Immediate and permanent	Parallel	Static	+200 bps	One Year	55,583	-4,187	-7.00

At June 30, 2009
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Changes in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$55,610	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	54,642	-968	-1.74
Immediate and permanent	Parallel	Static	+200 bps	One Year	52,932	-2,678	-4.82

Notwithstanding the rate change scenarios presented in the NPV and earnings-based analyses above, future interest rates and their effect on net portfolio value or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results.  Certain shortcomings are inherent in this type of computation.  Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react at different times and in different degrees to changes in market interest rates. The interest rate on certain types of assets and liabilities, such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

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

At March 31, 2010, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended June 30, 2009, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2010	53,000	$9.98	53,000	218,923
February 1-28, 2010	42,600	$9.74	42,600	176,323
March 1-31, 2010	44,200	$10.26	44,200	132,123
Total	139,800	$9.99	139,800	132,123
1

            (1)   On March 3, 2009, the Company announced the authorization of a fourth repurchase program for up to 936,323 shares or 5%
             of shares outstanding.   Such purchases are to be made from time to time in the open market, based on stock availability, price and the Company’s financial  performance. This program has no expiration date.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	[RESERVED]

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

3.1	Charter of Kearny Financial Corp. (1)
3.2	By-laws of Kearny Financial Corp. (2)
4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
10.1	Employment Agreement between Kearny Federal Savings Bank and John N. Hopkins (2)
10.2	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (2)
10.3	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (2)
10.4	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
10.5	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)
10.6	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
10.7	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
10.8	Employment Agreement between Kearny Financial Corp. and John N. Hopkins (3)
10.9	Directors Consultation and Retirement Plan (1)
10.10	Benefit Equalization Plan (1)
10.11	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
10.12	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (4)
10.13	Kearny Federal Savings Bank Director Life Insurance Agreement (5)
10.14	Kearny Federal Savings Bank Executive Life Insurance Agreement (5)
10.15	Kearny Financial Corp. Directors Incentive Compensation Plan (6)
11.0	Statement regarding computation of earnings per share (Filed herewith).
31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
(2)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2008 (File No. 000-51093).
(3)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed June 19, 2008.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204).
(5)	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005 (File No. 000-51093).
(6)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on December 9, 2005 (File No. 000-51093).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date:	May 10, 2010	By:	/s/ John N. Hopkins
John N. Hopkins
Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	May 10, 2010	By:	/s/ William C. Ledgerwood
William C. Ledgerwood
Executive Vice President and
Chief Financial Officer
(Principal financial officer)