Form 10-K
period 2010-06-30
Kearny Financial Corp.
filed 2010-09-13
CIK 1295664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2010
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] YES [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] YES   [X] NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on December 31, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $152.1 million.   Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of September 3, 2010 there were outstanding 68,000,777 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.           Portions of the definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2010

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control).  In addition to the factors described under Item 1A. Risk Factors, the following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations,
•
the effects of and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations,

•	the impact of changes in financial services laws and regulations (including laws concerning taxation, banking, securities and insurance),
•	changes in accounting policies and practices, as may be adopted by regulatory agencies, the Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board,
•	technological changes.
•	competition among financial services providers and,
•	the success of the Company at managing the risks involved in the foregoing and managing its business.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

Item 1. Business

General

The Company is a federally-chartered corporation that was organized on March 30, 2001 for the purpose of being a holding company for Kearny Federal Savings Bank (the “Bank”), a federally-chartered stock savings bank.  On February 23, 2005, the Company completed a minority stock offering in which it sold 21,821,250 shares, representing 30% of its outstanding common stock upon completion of the offering.  The remaining 70% of the outstanding common stock, totaling 50,916,250 shares, were retained by Kearny MHC (the “MHC”). The MHC is a federally-chartered mutual holding company and so long as the MHC is in existence, it will at all time own a majority of the outstanding common stock of the Company.  The stock repurchase programs conducted by the Company since the offering have reduced the total number of shares outstanding.  The 50,916,250 shares held by the MHC represented 74.5% of the 68,344,277 total shares outstanding as of the Company’s June 30, 2010 fiscal year end.  The MHC and the Company are chartered and regulated by the Office of Thrift Supervision (“OTS”).

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

The Company’s primary business is the ownership and operation of the Bank.  The Bank is principally engaged in the business of attracting deposits from the general public in New Jersey and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities.  Loans originated or purchased by the Bank generally include loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers.  The investment securities purchased by the Bank generally include U.S. agency mortgage-backed securities, U.S. government and agency debentures and bank-qualified municipal obligations.  The Bank maintains a small balance of single issuer trust preferred securities and non-agency mortgage-backed securities which were acquired through the Company’s purchase of other institutions and does not actively purchase such securities.  At June 30, 2010, net loans receivable comprised 43.0% of our total assets while investment securities, including mortgage-backed and non-mortgage-backed securities, comprised 42.3% of our total assets.   By comparison, at June 30, 2009, net loans receivable comprised 48.9% of our total assets while securities comprised 33.7% of our total assets.

The loan portfolio’s decline on both a dollar and percentage of total assets basis during fiscal 2010 reflected an accelerated level of loan prepayments compared to fiscal 2009 that outpaced the year-over-year increase in the Company’s volume of new loan acquisitions.  The increase in loan acquisitions during fiscal 2010 included an increase in internally originated loans partially offset by declines in purchased loans.  Despite the year-to-year increase in loan acquisition volume, the level of loan originations and purchases during fiscal 2010 continued to reflect the challenges of declining real estate values and high levels of unemployment that have characterized the regional and national economy since the financial crisis of 2008-2009.  Notwithstanding these near-term challenges, our strategic business plan continues to call for increasing the balance of our loan portfolio relative to the size of our securities portfolio over the next several years.

We operate from an administrative headquarters in Fairfield, New Jersey and had 27 branch offices as of June 30, 2010.  We also operate an Internet website at www.kearnyfederalsavings.com through which copies of our periodic reports are available free of charge as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Market Area.  At June 30, 2010, our primary market area consists of the New Jersey counties in which we currently operate branches: Bergen, Essex, Hudson, Middlesex, Morris, Ocean, Passaic and Union Counties.  While we have also considered Monmouth County, New Jersey to be part of our market area in the past, we expect this market to grow in strategic significance due to our proposed acquisition of Central Jersey Bancorp (NASDAQ: CJBK), headquartered in Monmouth County, NJ, as discussed below.   Our lending is concentrated in these nine counties and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

Our primary market area is largely urban and suburban with a broad economic base as is typical within the New York metropolitan area.  Service jobs represent the largest employment sector followed by wholesale/retail trade. Our business of attracting deposits and making loans is generally conducted within our primary market area.  A downturn in the local economy could reduce the amount of funds available for deposit and the ability of borrowers to repay their loans which would adversely affect our profitability.

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

Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions and credit unions located in our primary market area.  We also compete with mortgage banking and finance companies for real estate loans and with commercial banks and savings institutions for consumer loans.  We also face competition for attracting funds from providers of alternative investment products such as equity and fixed income investments such as corporate, agency and government securities as well as the mutual funds that invest in these instruments.

There are large retail banking competitors operating throughout our primary market area, including Bank of America, Citibank, Hudson City Savings Bank, JP Morgan Chase Bank, PNC Bank, TD Bank, and Wells Fargo Bank and we face strong competition from other community-based financial institutions.  Based on data compiled by the FDIC as of June 30, 2009, the latest date for which such data is available, Kearny Federal Savings Bank was ranked 17th of 115 depository institutions operating in the eight counties in which it has branches with 0.92% of total FDIC-insured deposits.

Proposed Acquisition of Central Jersey Bancorp.  On May 25, 2010, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Central Jersey Bancorp (“Central Jersey”) and its wholly owned subsidiary, Central Jersey Bank, National Association (“Central Jersey Bank”), pursuant to which Central Jersey will merge with a to-be-formed subsidiary of the Company and thereby become a wholly owned subsidiary of Company (the “Merger”). Immediately thereafter, Central Jersey Bank will merge with and into the Bank (the “Bank Merger”).  Central Jersey Bank will operate as a division of the Bank for at least 18 months after closing.  At June 30, 2010, Central

Jersey Bank had $576.8 million in assets and 13 branch offices in Monmouth and Ocean Counties, New Jersey.

Under the terms of the Merger Agreement, shareholders of Central Jersey will receive $7.50 in cash (the “Merger Consideration”) for each share of Central Jersey common stock held.  The Merger Agreement also provides that all options to purchase Central Jersey stock that are outstanding and unexercised immediately prior to the closing under Central Jersey’s various stock option plans will be cancelled in exchange for a cash payment equal to the positive difference between $7.50 and the exercise price. The estimated aggregate value of the transaction is $72.3 million.

Central Jersey will use its best efforts to redeem the 11,300 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A previously issued to the U.S. Department of Treasury under the TARP Capital Purchase Plan immediately before or contemporaneously with closing.  The warrant issued to the U.S. Treasury in connection with Treasury’s preferred stock investment will be converted into the right to receive the difference between $7.50 and the warrant exercise price times the number of shares covered by the warrant.

The Merger Agreement contains (a) customary representations and warranties of Central Jersey and the Company, including, among others, with respect to corporate organization, capitalization, corporate authority, third party and governmental consents and approvals, financial statements, and compliance with applicable laws, (b) covenants of Central Jersey to conduct its business in the ordinary course until the Merger is completed; (c) covenants of Central Jersey not to take certain actions during such period.  Central Jersey has also agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning, or provide confidential information in connection with, any proposals for alternative business combination transactions.

Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by shareholders of Central Jersey, governmental filings and regulatory approvals and expiration of applicable waiting periods, absence of litigation, accuracy of specified representations and warranties of the other party, and obtaining material permits and authorizations for the lawful consummation of the Merger and the Bank Merger.  The Merger is also conditioned upon Central Jersey’s nonperforming assets, as defined in the Merger Agreement, not exceeding $20.0 million between March 31, 2010 and the Closing Date.

The Merger Agreement also contains certain termination rights for the Company and Central Jersey, as the case may be, applicable upon the occurrence or non-occurrence of certain events, including: final, non-appealable denial of required regulatory approvals required for consummation of the Merger; failure of Central Jersey shareholders to approve the Merger; if, subject to certain conditions, the Merger has not been completed by March 31, 2011; a breach by the other party that is not or cannot be cured within 30 days after written notice if such breach would result in a failure of the conditions to closing set forth in the Merger Agreement; entry by the Board of Directors of Central Jersey into an alternative business combination transaction; or the failure by the Board of Directors of Central Jersey to hold the meeting of shareholders to vote on the Merger Agreement or to recommend the Merger to its shareholders. If the Merger is not consummated under certain circumstances, Central Jersey has agreed to pay the Company a termination fee of up to $2.8 million.

The representations and warranties of each party set forth in the Merger Agreement have been made solely for the benefit of the other party to the Merger Agreement. In addition, such representations and warranties (a) are subject to materiality qualifications contained in the Merger Agreement which may differ from what may be viewed as material by investors, (b) were made only as of the date of the Merger

Agreement or such other date as is specified in the Merger Agreement, and (c) may have been included in the Merger Agreement for the purpose of allocating risk between the Company and Central Jersey rather than establishing matters as facts. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any other factual information regarding the parties or their respective businesses.

Lending Activities

General.  We have traditionally focused on the origination of one-to-four family first mortgage loans, which comprise a significant majority of our total loan portfolio. Our next largest category of loans comprises commercial mortgages, including loans secured by multi-family, mixed-use and nonresidential properties. Our commercial loan offerings also include secured and unsecured business loans most of which are secured by real estate.  Our consumer loan offerings primarily include home equity loans and home equity lines of credit as well as account loans and overdraft lines of credit.  We also offer construction loans to builders/developers as well as individual homeowners.  Substantially all of our borrowers are residents of our primary market area and would be expected to be similarly affected by economic and other conditions in that area.  Since May 2007, we have been purchasing out-of-state one-to-four family first mortgage loans to supplement our in-house originations, as discussed on Page 13.

	At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family	$663,850	65.52%	$689,317	65.97%	$687,679	66.99%	$559,306	64.66%	$465,822	65.80%
Multi-family and nonresidential	203,013	20.04	197,379	18.89	178,588	17.40	159,147	18.40	107,111	15.13
Commercial business	14,352	1.42	14,812	1.42	8,735	0.85	4,205	0.48	3,208	0.45
Consumer:
Home equity loans	101,659	10.03	113,387	10.85	123,978	12.08	113,624	13.14	93,639	13.23
Home equity lines of credit	11,320	1.12	12,116	1.16	11,478	1.12	12,748	1.47	12,988	1.83
Passbook or certificate	2,703	0.27	2,922	0.28	2,662	0.26	3,250	0.38	2,884	0.41
Other	1,545	0.15	1,585	0.15	1,332	0.13	1,391	0.16	247	0.03
Construction	14,707	1.45	13,367	1.28	12,062	1.17	11,360	1.31	22,078	3.12
Total loans	1,013,149	100.00%	1,044,885	100.00%	1,026,514	100.00%	865,031	100.00%	707,977	100.00%
Less:
Allowance for loan losses	8,561		6,434		6,104		6,049		5,451
Unamortized yield adjustments including net premiums on purchased loans and net deferred loans costs and fees	(564)		(962)		(1,276)		(1,511)		(1,087)
	7,997		5,472		4,828		4,538		4,364

Total loans, net	$1,005,152		$1,039,413		$1,021,686		$860,493		$703,613

Loan Maturity Schedule.  The following table sets forth the maturities of our loan portfolio at June 30, 2010. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.  Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Real estate mortgage: One-to-four family	Real estate mortgage: Multi-family and commercial	Commercial business	Home equity loans	Home equity lines of credit	Passbook or certificate	Other	Construction	Total
	(In Thousands)
Amounts Due:
Within 1 Year	$285	$385	$6,886	$162	$4	$1,287	$103	$11,985	$21,097

After 1 year:
1 to 3 years	2,548	626	—	2,124	14	46	1	2,722	8,081
3 to 5 years	6,613	504	—	5,402	142	16	8	—	12,685
5 to 10 years	72,078	10,321	84	28,163	4,549	—	—	—	115,195
10 to 15 years	140,772	31,836	1,427	31,615	5,941	—	—	—	211,591
Over 15 years	441,554	159,341	5,955	34,193	670	1,354	1,433	—	644,500

Total due after one year	663,565	202,628	7,466	101,497	11,316	1,416	1,442	2,722	992,052

Total amount due	$663,850	$203,013	$14,352	$101,659	$11,320	$2,703	$1,545	$14,707	$1,013,149

The following table shows the dollar amount of loans as of June 30, 2010 due after June 30, 2011 according to rate type and loan category.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate mortgage:
One-to-four family	$604,612	$58,953	$663,565
Multi-family and commercial	172,428	30,200	202,628
Commercial business	4,527	2,939	7,466
Consumer:
Home equity loans	101,497	—	101,497
Home equity lines of credit	2,650	8,666	11,316
Passbook or certificate	—	1,416	1,416
Other	297	1,145	1,442
Construction	—	2,722	2,722

Total	$886,011	$106,041	$992,052

One-to-Four Family Mortgage Loans.   Our primary lending activity has traditionally consisted of the origination of one-to-four family first mortgage loans, of which approximately $570.7 million or 86.0% are secured by properties located within New Jersey as of June 30, 2010.  By comparison, at June 30, 2009 approximately $583.5 million or 84.7% of loans were secured by New Jersey properties.  During the year ended June 30, 2010, the Bank originated $102.1 million of one-to-four family first mortgage loans within New Jersey compared to $79.4 million in the year ended June 30, 2009.  Despite the year-to-year increase in loan origination volume, the overall level of loan originations during fiscal 2010 continued to reflect the challenges of declining real estate values and high levels of unemployment that have characterized the regional and national economy since the financial crisis of 2008-2009.  The volume of loan originations for fiscal 2010 also reflected management’s decision to maintain its conservative underwriting standards coupled with a disciplined pricing policy which may have caused some potential borrowers to seek financing with more aggressive lenders.  To supplement originations, we also purchased one-to-four family first mortgages totaling $31.2 million during the year ended June 30, 2010, compared to $67.7 million during the year ended June 30, 2009.  An acceleration of one-to-four family mortgage loan prepayments during fiscal 2010 outpaced the corresponding increase in loan acquisition volume resulting in the reported decline in the outstanding balance of this segment of the loan portfolio for fiscal 2010.

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

We offer a first-time homebuyer program for persons who have not previously owned real estate and are purchasing a one-to-four family property in Bergen, Passaic, Morris, Essex, Hudson, Middlesex, Monmouth, Ocean and Union Counties, New Jersey for use as a primary residence.  This program is also available outside these areas, but only to persons who are existing deposit or loan customers of Kearny Federal Savings Bank and/or members of their immediate families.  The financial incentives offered under this program are a one-eighth of one percentage point rate reduction on all first mortgage loan types and the refund of the application fee at closing.

The fixed-rate mortgage loans that we originate generally meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation (“Freddie Mac”).  However, as our business plan continues to call for increasing loans on both a dollar and percentage of assets basis, we generally do not sell loans in the secondary market and do not currently expect to do so in any large capacity in the near future.  Toward that end, there were no residential mortgage loan sales in the secondary market during the last three fiscal years.

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

Multi-Family and Nonresidential Real Estate Mortgage Loans.  We also originate commercial mortgage loans on multi-family and nonresidential properties, including loans on apartment buildings, retail/service properties and other income-producing properties, such as mixed-use properties combining residential and commercial space.  The factors noted above that impacted residential loan origination volume during fiscal 2010 also adversely impacted the origination volume of commercial mortgages.  Consequently, the Bank originated $31.0 million of multi-family and commercial real estate mortgages during the year ended June 30, 2010, compared to $36.7 million during the year ended June 30, 2009.  Despite the year-over-year decrease in loan origination volume, the outstanding balance of the portfolio grew modestly during fiscal 2010.  The Company’s business plan continues to call for growing strategic emphasis on the origination of commercial mortgages and increasing that portfolio on both a dollar and percentage of assets basis.

We generally require no less than a 25% down payment or equity position for mortgage loans on multi-family and nonresidential properties.  For such loans, we generally require personal guarantees.  Currently, these loans are made with a maturity of up to 25 years.  We also offer a five-year balloon loan with a twenty five-year amortization schedule.  Our commercial mortgage loans are secured by properties located in New Jersey.

Commercial mortgage loans generally are considered to entail significantly greater risk than that which is involved with one-to-four family, owner-occupied real estate lending.  The repayment of these loans typically is dependent on the successful operations and income stream of the borrower and the real estate securing the loan as collateral.  These risks can be significantly affected by economic conditions.  In addition, commercial mortgage loans generally carry larger balances to single borrowers or related groups of borrowers than one-to-four family mortgage loans.  Consequently, such loans typically require substantially greater evaluation and oversight efforts compared to residential real estate lending.

Commercial Business Loans.  We also originate commercial term loans and lines of credit to a variety of professionals, sole proprietorships and small businesses in our market area.  As above, the factors noted earlier that impacted mortgage loan origination volume during fiscal 2010 also adversely impacted the origination volume of commercial business loans.  Consequently, during the year ended June 30, 2010, the Bank originated $3.5 million of commercial business loans compared to $8.0 million during the year ended June 30, 2009.  Despite the year-over-year decrease in loan origination volume, the outstanding balance of the portfolio declined only modestly during fiscal 2010.  The Company’s business plan continues to calls for increased emphasis on originating commercial business loans as part of its strategic focus on commercial lending.

Our commercial business loans are normally secured by real estate and we require personal guarantees on all commercial loans.  Approximately $9.2 million or 63.9% of our commercial business loans are secured by one-to-four family properties and approximately $5.2 million or 36.0% are secured by commercial real estate and other forms of collateral.  Only $18,000 or less than one percent of the loans are unsecured.  Marketable securities may also be accepted as collateral on lines of credit, but with a loan to value limit of 50%.  The loan to value limit on secured commercial lines of credit and term loans is otherwise generally limited to 70%. We also make unsecured commercial loans in the form of overdraft checking authorization up to $25,000 and unsecured lines of credit up to $25,000.

Our commercial term loans generally have terms of up to 20 years and are mostly fixed-rate loans.  Our commercial lines of credit have terms of up to two years and are generally adjustable-rate loans.  We also offer a one-year, interest-only commercial line of credit with a balloon payment.

Unlike single-family, owner-occupied residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment.  Commercial business loans, therefore, have greater credit risk than residential mortgage loans.  In addition, commercial loans may carry larger balances to single borrowers or related groups of borrowers than one-to-four family first mortgage loans.  As such, commercial business lending requires substantially greater evaluation and oversight efforts compared to residential or commercial real estate lending.

Home Equity Loans and Lines of Credit.  Our home equity loans are fixed-rate loans for terms of generally up to 20 years.  We also offer fixed-rate and adjustable-rate home equity lines of credit with terms of up to 15 years.  The factors noted above that impacted one-to-four family loan origination volume during fiscal 2010 also adversely impacted the origination volume of home equity loans and lines of credit.  During the year ended June 30, 2010, the Bank originated $30.6 million of home equity loans and home equity lines of credit compared to $31.0 million in the year ended June 30, 2009.  Consistent with the one-to-four family first mortgage loans, prepayment activity on home equity loans and lines of credit outpaced loan origination volume resulting in the reported decline in the outstanding balance of this segment of the loan portfolio for fiscal 2010.

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

Other Consumer Loans.  In addition to home equity loans and lines of credit, our consumer loan portfolio primarily includes loans secured by savings accounts and certificates of deposit on deposit with the Bank and unsecured personal overdraft loans.  We will generally lend up to 90% of the account balance on a loan secured by a savings account or certificate of deposit.

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

Construction Lending.  Our construction lending includes loans to individuals for construction of one-to-four family residences or for major renovations or improvements to an existing dwelling.  Our construction lending also includes loans to builders and developers for multi-unit buildings or multi-house projects. All of our construction lending is in New Jersey.  During the year ended June 30, 2010, construction loan disbursements were $7.1 million compared to $5.4 million during the year ended June 30, 2009.  The level of construction loan disbursements continues to reflect reduced origination volume attributable to many of the same factors that have adversely impacted the origination volume of other loan categories during fiscal 2010.

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

Loans to One Borrower.  Federal law generally limits the amount that a savings institution may lend to one borrower to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of June 30, 2010, our loans-to-one-borrower limit was approximately $54.7 million.

At June 30, 2010, our largest single borrower had an aggregate loan balance of approximately $14.1 million, representing four mortgage loans secured by commercial real estate.  Our second largest single borrower had an aggregate loan balance of approximately $10.0 million, representing ten loans secured by commercial real estate, two residential construction loans and one residential loan.  Our third largest borrower had an aggregate loan balance of approximately $9.7 million, representing two loans secured by commercial real estate.  At June 30, 2010, all of these lending relationships were current and performing in accordance with the terms of their loan agreements.  By comparison, at June 30, 2009, loans outstanding to the Bank’s three largest borrowers totaled approximately $14.0 million, $11.0 million and $10.0 million, respectively.

Loan Originations, Purchases, Sales, Solicitation and Processing.  The following table shows total loans originated, purchased and repaid during the periods indicated.

	For the Years Ended June 30,
	2010	2009	2008
	(In Thousands)
Loan originations and purchases:
Loan originations:
Real estate mortgage:
One-to-four family	$102,116	$79,413	$99,113
Multi-family and commercial	31,002	36,700	44,854
Commercial business	3,457	8,002	7,622
Construction	7,081	5,374	5,569
Consumer:
Home equity loans and lines of credit	30,622	31,034	44,992
Passbook or certificate	843	1,506	1,504
Other	469	792	334
Total loan originations	175,590	162,821	203,988
Loan purchases:
Real estate mortgage:
One-to-four family	31,216	67,698	102,228
Total loan purchases	31,216	67,698	102,228
Loan principal repayments	(239,697)	(213,131)	(145,959)
(Decrease) increase due to other items	(1,370)	339	936

Net (decrease) increase in loan portfolio	$(34,261)	$17,727	$161,193

    Our customary sources of loan applications include loan originated by our commercial and residential loan officers, repeat customers, referrals from realtors and other professionals and “walk-in” customers.  These sources are supported in varying degrees by our newspaper and electronic advertising and marketing strategies.

The Bank maintains loan purchase and servicing agreements with three large nationwide lenders, in order to supplement the Bank’s loan production pipeline.  The original agreements called for the purchase of loan pools that contain mortgages on residential properties in our lending area.  Subsequently, we expanded our loan purchase and servicing agreements with the same nationwide lenders to include mortgage loans secured by residential real estate located outside of New Jersey.  We have procedures in place for purchasing these mortgages such that the underwriting guidelines are consistent with those used in our in-house loan origination process.  The evaluation and approval process ensures that the purchased loans generally conform to our normal underwriting guidelines.  Our due diligence process includes full credit reviews and an examination of the title policy and associated legal instruments.  We recalculate debt service and loan-to-value ratios for accuracy and review appraisals for reasonableness.  All loan packages presented to the Bank must meet the Bank’s underwriting requirements as outlined in the purchase and servicing agreements and are subject to the same review process outlined above.  Furthermore, there are stricter underwriting guidelines in place for out-of-state mortgages, including higher minimum credit scores.  During the year ended June 30, 2010, we purchased a total of $11.0 million and $3.9 million of fixed-rate and adjustable rate loans, respectively, from these sellers.

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

Since May 2007, we have occasionally purchased out-of-state one-to-four family first mortgage loans to supplement our in-house originations.  As of June 30, 2010, our portfolio of out-of-state loans included mortgages in 28 states and totaled $93.2 million.  The states with the two largest concentrations of loans at June 30, 2010 were Texas and Washington with outstanding principal balances totaling $9.7 million and $9.5 million, respectively.  The aggregate outstanding balances of loans in each of the remaining 26 states comprise less than 10% of the total balance of out-of-state loans.

The Bank also enters into purchase agreements with a limited number of mortgage originators to supplement the Bank’s loan production pipeline.  These agreements call for the purchase, on a flow basis, of one-to-four family first mortgage loans with servicing released to the Bank.  During the year ended June 30, 2010, we purchased a total of $15.6 million and $661,000 of fixed-rate and adjustable rate loans, respectively, from these sellers.

In addition to purchasing one-to-four family loans, we also occasionally purchase participations in loans originated by other banks and through the Thrift Institutions Community Investment Corporation of New Jersey (“TICIC”), a subsidiary of the New Jersey Bankers Association.  Our TICIC participations generally include multi-family and commercial real estate properties. The aggregate balance of TICIC participations at June 30, 2010 was $7.4 million and the average balance of a single participation was approximately $246,000.  Both were virtually unchanged from June 30 2009, with additional loan disbursements generally offset by principal repayments.  At June 30, 2010, we had four non-TICIC participations with an aggregate balance of $8.6 million, consisting of loans on commercial real estate properties, including a medical center, a self-storage facility, a shopping plaza and commercial buildings with a combination of retail and office space and a construction loan to build townhouses.   By comparison, at June 30, 2009 non-TICIC participations totaled $11.3 million.  During the year ended June 30, 2010, the Bank did not purchase any loan participations originated by other banks.

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

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial write-down of the property, if necessary, is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines are identified. At June 30, 2010, we held real estate owned totaling $146,000, consisting of two properties acquire through foreclosure.

Loans are generally placed on non-accrual status when they are more than 90 days delinquent, with the exception of passbook loans.  When a passbook loan becomes 120 days delinquent, we collect the outstanding balance of the loan from the related passbook account along with accrued interest (and a penalty is charged if the account securing the loan is a certificate of deposit).  Loans may be placed on a non-accrual status at any time if, in the opinion of management, repayment of the loan in accordance with its stated terms is doubtful.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are applied in accordance with the promissory note.  At June 30, 2010, we had approximately $9.2 million of loans that were held on a non-accrual basis compared to $8.1 million at June 30, 2009.

Non-Performing Assets.  The following table provides information regarding the Bank’s non-performing loans and real estate owned.

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Loans accounted for on a non-accrual basis:
Real estate mortgage:
One- to four-family	$1,867	$2,120	$530	$472	$329
Multi-family and nonresidential	4,358	5,626	1,012	1,017	592
Commercial business	2,298	—	—	—	—
Consumer:
Home equity loans	250	27	31	—	21
Home equity lines of credit	—	—	—	—	—
Other	1	—	—	—	—
Construction	468	362	—	—	—
Total	9,242	8,135	1,573	1,489	942
Accruing loans which are contractually past due 90 days or more:
Real estate mortgage:
One- to four-family	12,321	5,017	—	—	—
Multi-family and commercial	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer:	—	—
Home equity loans and lines of credit	—	—	—	—	—
Passbook or certificate	—	—	—	—	—
Other	—	—	—	—	—
Construction	—	—	—	—	—
Total	12,321	5,017	—	—	—

Total non-performing loans	$21,563	$13,152	$1,573	$1,489	$942
Real estate owned	$146	$109	$109	$109	$109
Other non-performing assets	$—	$—	$—	$—	$—
Total non-performing assets	$21,709	$13,261	$1,682	$1,598	$1,051
Total non-performing loans to total loans	2.13%	1.26%	0.15%	0.17%	0.13%
Total non-performing loans to total assets	0.92%	0.62%	0.08%	0.08%	0.05%
Total non-performing assets to total assets	0.93%	0.62%	0.08%	0.08%	0.05%

Non-performing assets increased by $8.4 million to $21.7 million at June 30, 2010 from $13.3 million at June 30, 2009.  The increase comprised a net increase in non-accrual loans of $1.1 million plus the addition of $7.3 million of loans 90 days or more past due and still accruing.  For those same comparative periods, the number of nonaccrual loans increased from 21 to 26 loans while the number of loans 90 days or more past due and still accruing increased from 12 to 28 loans.

The $2,117,000 of nonaccrual one-to-four family mortgage loans and home equity loans include a total of 11 originated loans with outstanding principal balances ranging from $7,000 to $470,000 at June 30, 2010.  The loans are in various stages of collection, workout or foreclosure and are secured by New Jersey properties whose values at June 30, 2010 are estimated to equal or exceed the outstanding balances of the loans at that date.

The $4,358,000 of nonaccrual multifamily and nonresidential mortgage loans includes a total of seven loans with outstanding principal balances ranging from $70,000 to $2.7 million at June 30, 2010.  Five of the seven loans with combined balances of $1,632,000 were acquired through TICIC.  Based upon updated collateral valuations, the Bank has established specific valuation allowances of $1,551,000 for the identified impairment attributable to four of these five loans at June 30, 2010.  The remaining loans represent two originated nonresidential mortgage loans with combined balances of $2,726,000.  The loans are secured by New Jersey properties whose values at June 30, 2010 are estimated to equal or exceed the outstanding balances of the loans at that date.

The $2,298,000 of nonaccrual commercial business loans include a total of three loans with outstanding principal balances ranging from $4,800 to $2.2 million at June 30, 2010.  The largest of these three loans represents one loan with an outstanding balance of $2.2 million loan which is secured by land with approvals for residential development.  The loan was placed on nonaccrual at June 30, 2010 based upon its past due status.  However, no specific valuation allowance for impairment was required to be established against the loan as of that date based upon the adequacy of the Bank’s collateral as well as an existing contract for the sale of the underlying property which is expected to close in the quarter ending September 30, 2010.  The remaining two nonaccrual commercial business loans have combined balances of $99,600 with a specific valuation allowance of $4,800 established in the allowance for loan loss for the identified impairment attributable to one of these two loans.

The balance of nonaccrual loans also includes $468,000 attributable to three construction loans secured by properties in New Jersey with outstanding principal balances ranging from $106,000 to $213,000 at June 30, 2010.  Based upon updated collateral valuations, the Bank has established a specific valuation allowance of $106,000 at June 30, 2010 for the identified impairment attributable to one of the three loans while the values of the collateral securing the remaining two properties are estimated to equal or exceed the outstanding balances of the loans at that date.

Nonperforming loans also include 28 accruing loans totaling $12,321,000 reported as 90 days or more past due.  Of these 28 loans, 27 represent residential mortgage loans secured by New Jersey properties while one loan is secured by a residential property located in Alabama.  The loans were purchased from nationwide mortgage loan originators and continue to be serviced by those organizations.  In accordance with our agreements, the servicers advance scheduled principal and interest payments to the Bank when such payments are not made by the borrower.  The timely receipt of principal and interest from the servicer ensures the continued accrual status of the Bank’s loan.  However, the delinquency status reported for these nonperforming loans reflects the borrower’s actual delinquency irrespective of the Bank’s receipt of advances which will be recouped by the servicer from the Bank in the event the borrower does not reinstate the loan.  Based upon updated collateral valuations, the Bank has established specific valuation allowances of $2,433,000 for the identified impairment attributable to 22 of these 28 loans at June 30, 2010.

During the years ended June 30, 2010, 2009 and 2008, gross interest income of $629,000, $591,000 and $105,000, respectively, would have been recognized on loans accounted for on a non-accrual basis if those loans had been current. Interest income recognized on such loans of $233,000, $134,000 and $47,000 was included in income for the years ended June 30, 2010, 2009 and 2008, respectively.

In addition to the non-performing assets included in the table above, the Bank had two loans with combined outstanding balances totaling $945,000 reported as troubled debt restructurings at June 30, 2010.  No loans were reported as troubled debt restructurings at June 30, 2009, 2008, 2007 or 2006.

During the year ended June 30, 2010, gross interest income of $63,000 would have been recognized on loans reported as troubled debt restructurings under their original terms prior to restructuring.  Actual interest income of $46,000 was recognized on such loans for the year ended June 30, 2010 reflecting the interest received under the revised terms of those restructured loans.

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

Classification of Assets.  In compliance with the OTS guidelines, management maintains an internal loan review program, whereby certain loans exhibiting adverse credit quality characteristics are classified “Special Mention”, “Substandard”, “Doubtful” or “Loss”.  It is our policy to review the loan portfolio in accordance with regulatory classification procedures, generally on a monthly basis.  Management evaluates loans classified as substandard or doubtful for impairment in accordance with applicable accounting requirements.  Management classifies the impaired portion of a loan as “Loss” through which a specific valuation allowance equal to 100% of the impairment is established.

An asset is classified as “Substandard” if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified as “Substandard”, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets, or portions thereof, classified as “Loss” are considered uncollectible or of so little value that their continuance as assets is not warranted.  Assets classified as “Loss” are either charged off directly against the allowance for loan loss or a specific valuation allowance equal to 100% of the loss is established as noted above.

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

The following table discloses our designation of certain loans as special mention or adversely classified during each of the five years presented.  See Page 32 for a discussion on classified securities.

	At June 30,
	2010	2009	2008	2007	2006
	(In Thousands)

Special Mention	$10,353	$3,506	$—	$736	$236
Substandard	18,697	14,891	749	1,470	1,448
Doubtful	—	817	1,871	1,881	2,001
Loss	—	—	—	—	—

Total	$29,050	$19,214	$2,620	$4,087	$3,685

The balance of “Special Mention” loans at June 30, 2010 included a total of 19 loans whose entire outstanding balances were classified in that manner.  The balance of “Substandard” loans included a total of 52 loans at June 30, 2010.  Of these “Substandard” loans, the entire balances of 29 loans totaling $8,915,000 were classified in that manner.  The remaining 23 loans had total outstanding balances of $12,434,000 of which $9,782,000 was classified as “Substandard” with the remaining $2,652,000 classified as “Loss”.

In addition to the 23 “Substandard” loans with portions of their balances classified as “Loss”, the entire balances of six additional loans totaling $1,663,000 were fully classified as “Loss”.  In total, the outstanding balance of loans, or portions thereof, classified as “Loss” totaled $4,315,000 at June 30, 2010.  As seen on Page 25, specific valuation allowances have been established against 100% of these estimated losses in accordance with the Company’s allowance for loan loss methodology.  Consistent with regulatory reporting requirements, the balance of classified assets are reported in the table above net of any applicable specific valuation allowances resulting in the zero net balance for assets classified as “Loss”.

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

In accordance with generally accepted accounting principles and supporting regulatory guidelines, the balance of our allowance for loan losses generally comprises two components.  The first represents specific valuation allowances that we have established for identified losses on certain loans that have been individually reviewed for impairment.  The second component represents the general valuation allowances that we have established for estimated losses on homogenous groups of loans sharing similar risk characteristics.  The following narrative describes the specific manner in which the Company calculates and records its allowance for loan losses within the framework of its integrated loan review system.

The Company’s allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is performed monthly.  Based upon the results of the classification of assets and credit file review processes described earlier, the Company first identifies the loans that must be reviewed individually for impairment.  Loans eligible for individual impairment review generally represent the Company’s larger and/or more complex loans including commercial mortgage loans, comprising multi-family, nonresidential real estate and construction loans, as well as the Company’s commercial business loans.  However, the Company may also evaluate certain individual one-to-four family mortgage loans, home equity loans and home equity lines of credit for impairment based upon certain risk factors.  Factors considered in identifying individual loans to be reviewed include, but may not be limited to, delinquency status, size of loan, type and condition of collateral and the financial condition of the borrower.

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

The second tier of the loss measurement process involves estimating the probable and estimable losses which addresses loans not otherwise reviewed individually for impairment.  Such loans generally comprise large groups of smaller-balance homogeneous loans, such as one-to-four family mortgage loans, home equity loans and home equity lines of credit and consumer loans, that may generally be excluded from individual impairment analysis and instead collectively evaluated for impairment.  Such loans also include the remaining non-impaired loans of the larger and/or more complex types, such as the Company’s commercial mortgage and business loans, which were not individually reviewed for impairment.

Valuation allowances established through the second tier of the loss measurement process utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of the Company’s loan portfolio.  These segments aggregate homogeneous subsets of loans with similar risk characteristics based upon loan type.  For allowance for loan loss calculation and reporting purposes, the Company currently stratifies its loan portfolio into six primary categories: residential mortgage loans, multi-family mortgage loans, nonresidential mortgage loans, construction loans, commercial business loans and consumer loans.  Within these broad categories, the Company defines certain segments.  For example, the residential mortgage loan category comprises four primary segments including one-to-four family originated mortgage loans, one-to-four family purchased loans, home equity loans and home equity lines of credit.  Commercial real estate loans, comprising the multi-family and nonresidential mortgage loan categories are each grouped into TICIC participations and other (non-TICIC) loans.  Construction loans segments also differentiate between TICIC participations and other (non-TICIC) loans while also grouping loans by underlying property types such as one-to-four family, multi-family and nonresidential construction loans.  Commercial business loans are generally grouped by collateral type while consumer loans are broken into segments based on both collateral type and/or purpose.

In regard to historical loss factors, the Company’s allowance for loan loss calculation calls for an analysis of historical charge-offs and recoveries for each of the defined segments within the loan portfolio.  The Company currently utilizes a two-year moving average of annual net charge-off rates (charge-offs net of recoveries) by loan segment, where available, to calculate its actual, historical loss experience.  During earlier fiscal years, the Company had generally utilized a five-year “look-back” period to determine the average charge-off history used in the calculation of historical loss factors.  The Company reduced that “look-back” period to two years during fiscal 2010 to better reflect the level of actual losses incurred during the current credit cycle in the calculation of its historical loss factors.  The outstanding principal balance of each loan segment is multiplied by the applicable historical loss factor to estimate the level of probable losses based upon the Company’s historical loss experience.

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

The sum of the probable and estimable loan losses calculated through the first and second tiers of the loss measurement processes as described above, represents the total targeted balance for the Company’s allowance for loan losses at the end of a fiscal period.  As noted earlier, the Company establishes all additional specific valuation allowances in the fiscal period during which additional loan impairments are identified.  This step is generally performed by transferring the required additions to specific valuation allowances on impaired loans from the balance of Company’s general valuation allowances.  After establishing all specific valuation allowances relating to impaired loans, the Company then compares the remaining actual balance of its general valuation allowance to the targeted balance calculated at the end of the fiscal period.  The Company adjusts its balance of general valuation allowances through the provision for loan losses as required to ensure that the balance of the allowance for loan losses reflects all probable and estimable loans losses at the close of the fiscal period.  Any balance of general valuation allowances in excess of the targeted balance is reported as unallocated with such balances attributable to probable losses within the loan portfolio relating to environmental factors within one or more non-specified loan segments.  Notwithstanding calculation methodology and the noted distinction between specific and general valuation allowances, the Company’s entire allowance for loan losses is available to cover all charge-offs that arise from the loan portfolio.

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

 During the fiscal year ended June 30, 2008, the Company revised its allowance for loan loss calculation methodology to that described in the preceding discussion.  Doing so resulted in a more precise measurement of estimated probable losses consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses that had been recently updated by bank regulators.  Through this policy statement, bank regulators clarified the applicable regulatory guidance regarding the allowance for loan loss and emphasized the requirement that insured institutions adhere to the applicable accounting standards in calculating the appropriate level for the allowance for loan loss.

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

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated.

	For the Years Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Allowance balance (at beginning of period)	$6,434	$6,104	$6,049	$5,451	$5,416
Provision for loan losses	2,616	317	94	571	72
Charge-offs:
One-to-four family mortgage	202	2	30	—	—
Home equity loan	16	—	—	—	—
Commercial mortgage	322	—	—	—	—
Commercial business	—	—	—	—	30
Other	1	3	9	—	12
Total charge-offs	541	5	39	—	42
Recoveries:
One-to-four family mortgage	10	—	—	—	—
Commercial mortgage	42	—	—	—	—
Commercial business	—	18	—	27	5
Total recoveries	52	18	—	27	5
Net (charge-offs) recoveries	(489)	13	(39)	27	(37)

Allowance balance (at end of period)	$8,561	$6,434	$6,104	$6,049	$5,451
Total loans outstanding	$1,013,149	$1,044,885	$1,026,514	$865,031	$707,977
Average loans outstanding	$1,030,287	$1,064,019	$951,019	$785,210	$633,758
Allowance for loan losses as a percent of total loans outstanding	0.84%	0.62%	0.59%	0.70%	0.77%
Net loan charge-offs as a percent of average loans outstanding	0.05%	0.00%	0.00%	0.00%	0.01%
Allowance for loan losses to non-performing loans	39.70%	48.92%	388.05%	406.25%	578.66%

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

	At June 30,
	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
At end of period allocated to:
Real estate mortgage:
One-to-four family	$4,302	65.52%	$3,254	65.97%	$2,979	66.99%	$1,854	64.66%	$1,582	65.80%
Multi-family and commercial	3,315	20.04	2,181	18.89	1,841	17.40	3,602	18.40	3,133	15.13
Commercial business	108	1.42	73	1.42	44	0.85	27	0.48	34	0.45
Consumer:
Home equity loans	313	10.03	510	10.85	719	12.08	356	13.14	286	13.23
Home equity lines of credit	34	1.12	55	1.16	67	1.12	46	1.47	39	1.83
Passbook or certificate	7	0.27	—	0.28	—	0.26	—	0.38	—	0.41
Other	6	0.15	24	0.15	41	0.13	34	0.16	27	0.03
Construction	245	1.45	106	1.28	118	1.17	130	1.31	350	3.12
	8,330		6,203		5,809		6,049		5,451
Unallocated	231		231		295		—		—

Total	$8,561	100.00%	$6,434	100.00%	$6,104	100.00%	$6,049	100.00%	$5,451	100.00%

The following table sets forth the allocation of the allowance for loan losses by loan category and segment within each valuation allowance category at the dates indicated.  The valuation allowance categories presented reflect the allowance for loan loss calculation methodology in effect at the time.

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Specific valuation allowance:
Real estate mortgage:
One-to-four family	$2,433	$150	$—	$—	$—
Multi-family and commercial (TICIC Participations)	1,551	1,046	1,160	—	—
Multi-family and commercial (Non-TICIC)	220	232	—	—	—
Commercial business	5	2	3	—	—
Construction	106	—	—	—	—
Total specific valuation allowance	4,315	1,430	1,163	—	—

General valuation allowance (Factors based):
Historical loss factors	199	30	33	—	—
Environmental loss factors:
Real estate mortgage:
One-to-four family	1,784	3,098	2,972	—	—
Multi-family and commercial	1,443	901	679	—	—
Commercial business	103	71	41
Consumer:
Home equity loans	305	510	719	—	—
Home equity lines of credit	34	55	67	—	—
Other	8	8	23	—	—
Construction	139	100	112	—	—
Total environmental loss factors	3,816	4,743	4,613	—	—

Total (Factors based)	4,015	4,773	4,646	—	—

General valuation allowance (Loan classifications based):
Real estate mortgage:
One-to-four family	—	—	—	1,854	1,582
Multi-family and commercial (TICIC Participations)	—	—	—	2,014	2,105
Multi-family and commercial (Non-TICIC)	—	—	—	1,588	1,028
Commercial business	—	—	—	27	34
Consumer:
Home equity loans	—	—	—	356	286
Home equity lines of credit	—	—	—	46	39
Other	—	—	—	34	27
Construction	—	—	—	130	350
Total (Loan classifications based)	—	—	—	6,049	5,451

Unallocated general valuation allowance	231	231	295	—	—

Total allowance for loan losses	$8,561	$6,434	$6,104	$6,049	$5,451

As reported in the tables above, the balance of the allowance for loan losses increased by approximately $2.1 million to $8.6 million at June 30, 2010 from $6.4 million at June 30, 2009.  The increase resulted from additional provisions of $2.6 million combined with net charge offs of $489,000 during fiscal 2010.  The increase reflects net additions to specific valuation allowances of approximately $2.9 million relating to impaired loans partially offset by net reductions of general valuation allowances, including unallocated amounts, of approximately $758,000 arising from the application of the historical and environmental loss factors to the outstanding balance of the remaining, non-impaired loans within the Company’s portfolio which declined during the year.

With regard to the reported net additions to specific valuation allowances at June 30, 2010, the Company reported a total of 39 impaired loans with a total outstanding balance of $20.5 million compared to a total of 19 impaired loans with a total outstanding balance of $11.1 million at June 30, 2009.  As of June 30, 2010, the portion of the total allowance for loan losses specifically attributable to impaired loans totaled $4.3 million representing the specific valuation allowances on 29 impaired loans with a total outstanding balance of $14.1 million.  The remaining 10 impaired loans with a total outstanding balance of $6.4 million did not require specific impairment allowances at June 30, 2010.  By comparison, as of June 30, 2009, the portion of the total allowance for loan losses specifically attributable to impaired loans totaled approximately $1.4 million representing specific valuation allowances attributable to ten impaired loans with a total outstanding balance of $5.4 million.  The remaining nine impaired loans with a total outstanding balance of $5.7 million did not require specific impairment allowances at June 30, 2009.  The increases in specific valuation allowances reported in fiscal 2010 generally resulted from reductions in the fair value of the real estate securing the collateral dependent loans that were individually evaluated for impairment in accordance with the Company’s allowance for loan loss calculation methodology described earlier.

The balance of the Company’s general valuation allowances, including unallocated amounts, decreased $758,000 from $5.0 million at June 30, 2009 to $4.2 million at June 30, 2010.  The reported net change in general valuation allowances during fiscal 2010 was attributable to the application of the Company’s historical and environment loss factors to the “non-impaired” portion of the loan portfolio during the year.

With regard to historical loss factors, the Company’s loan portfolio experienced a net annual charge-off rate of 5 basis points during fiscal 2010 while such losses were limited to one basis point or less during fiscal 2006-2009.  As a result, the Company’s general valuation allowances are derived largely from environmental loss factors with a significantly lesser portion of the allowance attributable to historical loss factors.  Of the balance of general valuation allowances reported at June 30, 2010 and June 30, 2009, $199,000 and $30,000, respectively, were attributable to historical loss factors.  Notwithstanding its low level of historical charge-offs, however, there can be no assurance that the Company’s net charge-off rate will remain at these levels given the current downturn in the economy and its potential effect on the future performance of the Company’s loan portfolio.  In particular, the Company has established specific valuation allowances of approximately $4.3 million at June 30, 2010 that represent identified impairments on nonperforming loans which are ultimately expected to result in additional charge offs in future periods as such loans work through the resolution process.

At June 30, 2010 and June 30, 2009, the portion of the Company’s general valuation allowances attributable to environmental factors totaled $3.8 million and $4.7 million, respectively.  The net decrease in this portion of the general valuation allowance reflects the level of environmental loss factors applied to the Company’s “non-impaired” loan portfolio whose outstanding balances declined during the year.    Specifically, loans receivable, excluding the allowance for loan loss, decreased $32.1 million from $1.05 billion at June 30, 2009 to $1.01 billion at June 30, 2010.  Along with this decline, impaired loans increased $9.4 million from $11.1 million at June 30, 2009 to $20.5 million at June 30, 2010.  Therefore, the net decline in the “non-impaired” loan portfolio totaled approximately $41.5 million for the year ended June 30, 2010.  Additionally, management’s review and update of the historical and environmental loss factors during fiscal 2010 also resulted in modifications to the Company’s environmental factors from June 30, 2009 to June 30, 2010.  The result of such modifications increased the environmental loss factors applied to the Company’s riskier assets while reducing those factors applicable to those loans that are generally characterized by less credit risk.  The net result of these changes, in conjunction with the overall declines in the outstanding balance of the “non-impaired” loan portfolio, resulted in an overall reduction in the level of general valuation allowances attributable to environmental factors during the year.

Finally, the general valuation allowances included a balance of the unallocated allowance totaling $231,000 at both June 30, 2010 and June 30, 2009.  As noted earlier, the balance of the unallocated general allowance represents the amount established and maintained for probable losses attributable to environmental factors within one or more non-specified segments within the loan portfolio.  In accordance with the Company’s allowance for loan loss methodology, changes in the targeted balance of general valuation allowances attributable to modifications in environmental loss factors may, in whole or in part, be transferred to and from the unallocated allowance subject to the thresholds outlined in the earlier discussion concerning allowance for loan loss calculation methodology.

The balance of the allowance for loan losses included in the tables above for the two years ended June 30, 2006 and June 30, 2007 reflect the Company’s prior calculation methodology described in the earlier section.  As noted in that discussion, prior to the fiscal year ended June 30, 2008, the Company had utilized a loan classification-based methodology to estimate the allowance for loan losses.  This prior methodology utilized benchmarks to establish the allowance for loan losses based upon the Company’s classification of assets process.

During those two fiscal years, the balance of the Company’s allowance for loan losses comprised general valuation allowances only.  The Company maintained no specific valuation allowances on loans, or portions thereof, resulting from its classification of assets process.  This was consistent with the Company’s reporting of no impaired loans during those same years.

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

Specifically, the Company acquired two banks, one in October 2002 and the other in July 2003. The Bank’s allowance for loan losses, when combined with the allowance for loan losses from each of the acquisitions, as required by GAAP at the time, resulted in an allowance for loan losses that generally reflected a margin for imprecision and uncertainty that is inherent in estimates of probable credit losses. Included in the loan portfolios of both acquired institutions were several loan participations of questionable credit quality originated by TICIC. TICIC enables financial institutions to pool their individual resources into a single facility designed to provide long-term financing for affordable and senior housing in New Jersey while supporting the participating institutions’ Community Reinvestment Act (“CRA”) lending objectives.  Based upon the Company’s understanding of the facts, economic circumstances and probable loss exposure relating to the TICIC loans following the acquisitions, the Company increased the applicable general valuation allowances to approximately $2.0 million in accordance with the loan classification-based allowance methodology in use during that time.  As described in the table above, the Company maintained the balance of the general valuation allowances attributable to the TICIC loans within a range of $2.0 million to $2.1 million during the two years ended June 30, 2006 and June 30, 2007 based upon their adverse classification during those years.

Loan loss provisions were minimal during the fiscal year ended June 30, 2006 due largely to targeted additions to valuation allowances attributable to net loan growth during those periods being largely offset by reductions in required valuation allowances on diminishing balances of classified assets.  Specifically, total loans outstanding increased $145.4 million from $562.6 million at June 30, 2005 to $708.0 million at June 30, 2006.  During that same timeframe, total classified assets declined by $3.7 million from $7.4 million to $3.7 million, respectively.  Based upon the allowance calculation methodology in use during that time, the balance of the Company’s valuation allowances was $5.4 million at both June 30, 2005 and June 20, 2006 reflecting the partially offsetting effects of net loan growth and net reductions in classified assets.  In total, net growth in the Company’s loan portfolio outpaced that of the allowance for loan losses during those periods.  Consequently, the ratio of allowance for loan losses to total loans decreased from 0.96% at June 30, 2005 to 0.77% at June 30, 2006.

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

As noted earlier, during the fiscal year ended June 30, 2008, the Company revised its allowance for loan loss calculation to the methodology currently in use.  Doing so resulted in a more precise measurement of estimated probable losses that was consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses updated by bank regulators and more closely aligned the Company’s calculation methodology to that required by the applicable accounting standards.

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

The Company’s historical loss experience throughout the past twenty years has generally reflected a period of unprecedented and sustained economic expansion that continued through fiscal 2007. The strong economic and real estate market conditions during that time resulted in minimal loan charge-offs through the current year ended June 30, 2010.  Accordingly, the Company did not consider the formal validation of the current allowance for loan loss methodology via comparison to our actual charge-off history through June 30, 2010 as necessary or useful.  Notwithstanding the Company’s low historical charge-off rates, however, economic and market conditions deteriorated significantly from fiscal 2008 through fiscal 2010.  As such, the Company expects that probable loan losses estimated by its current allowance for loan loss methodology, particularly those attributable to specific impairments, will be realized through actual charge-offs in the foreseeable future.  As such, the Company intends to validate the results of its allowance for loan loss calculations based upon historical data as such data builds in the future.  Notwithstanding this future analysis, the Company will continue to regularly update the historical loss factors used to estimate probable losses within its portfolio based upon its actual charge-offs.

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

Securities Portfolio

Our deposits and borrowings have traditionally exceeded our outstanding balance of loans receivable.  We generally invest excess funds into investment securities with an emphasis on agency mortgage-backed securities. At June 30, 2010, our securities portfolio totaled $989.7 million and comprised 42.3% of our total assets.  By comparison, at June 30, 2009, our securities portfolio totaled $716.1 million and comprised 33.7% of our total assets.

In the recent years preceding fiscal 2010, we had increased the balance of our loan portfolio relative to the size of our securities portfolio in order to improve earnings as contemplated in our strategic business plan.  However, that trend reversed during fiscal 2010 during which the balance of the securities portfolio grew while aggregate loan balances declined.  The increase in the securities portfolio reflected the reinvestment of excess liquidity from deposit growth coupled with additional cash flows attributable to net declines in the loan portfolio as reviewed earlier.  Notwithstanding the growth in securities during fiscal 2010, our strategic business plan continues to call for shifting the mix of our earning assets toward greater balances of loans and lesser balances of investment securities over the longer term.

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

As of June 30, 2010, mortgage-backed securities represented approximately 71.3% of our total investment in securities, compared to 96.1% as of June 30, 2009.  Mortgage-backed securities generally include mortgage pass-through securities and collateralized mortgage obligations which are typically issued with stated principal amounts and backed by pools of mortgage loans.  Collateralized mortgage obligations represented less than 1.0% of total mortgage-backed securities at both June 30, 2010 and 2009.  Mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of non-agency corporate issuers) to pool and package mortgage loans into mortgage-backed securities.  The cash flow and re-pricing characteristics of a mortgage pass-through security generally approximate those of the underlying mortgages.  By comparison, the cash flow and re-pricing characteristics of collateralized mortgage obligations are determined by those assigned to an individual security, or “tranche”, within the terms of a larger investment vehicle which allocates cash flows to its component tranches based upon a predetermined structure as payments are received from the underlying mortgagors.

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

In addition to our investments in agency mortgage-backed securities, we formerly had an investment in the AMF Ultra Short Mortgage Fund (“AMF Fund”), a mutual fund acquired during 2002 as the result of a merger, which invested primarily in agency and non-agency mortgage-backed securities of short duration.  The housing and credit crises negatively impacted the market value of certain securities in the fund’s portfolio resulting in a continuing decline in the net asset value of this fund.  In addition, the fund’s manager instituted a temporary prohibition against cash redemptions to protect shareholders against the possibility that the fund might be forced to liquidate securities at distressed price levels to satisfy redemption requests.  In light of these factors, the Company recognized an impairment charge of $659,000 during the fiscal year ended June 30, 2008 due to other-than-temporary declines in the fund’s net asset value.

Due to a continuing decline in the net asset value of the AMF Fund, the Company elected to withdraw its investment in the fund by invoking a redemption-in-kind option during the first quarter of fiscal 2009 in lieu of cash.  The shares redeemed for cash and the shares redeemed for the underlying securities were written down to fair value as of the trade date resulting in an additional pre-tax charge to operations of $415,000 during the quarter ended September 30, 2008.  Through March 31, 2009, the Company recognized an additional $570,000 of other-than-temporary impairments through earnings attributable to further declines in the value of the non-agency collateralized mortgage obligations acquired through the AMF Fund redemption-in-kind.  Effective April 1, 2009, the Company adopted updated guidance relating to the accounting for impairment of investment securities.  As a result, that impairment was bifurcated into credit-related and noncredit-related components of $290,000 and $280,000, respectively.  Further credit-related and noncredit-related other-than-temporary impairments relating to these securities totaling $144,000 and $274,000, respectively, were recognized during the fourth quarter of fiscal 2009.

Through the first three quarters of fiscal 2010, the Company recorded additional credit-related and noncredit-related other-than-temporary impairments relating to these securities totaling $206,000 and $240,000, respectively.  During the fourth quarter ended June 30, 2010, the Company sold the remaining outstanding balance of its non-investment grade, non-agency collateralized mortgage obligations, most of which had been identified as other-than-temporarily impaired (“OTTI”) triggering the recognition of the impairment charges noted above.  At June 30, 2010, the Company’s remaining portfolio of non-agency collateralized mortgage obligations totaled 20 securities with an aggregate outstanding balance of approximately $310,000.  These securities, all of which were acquired through the AMF Fund redemption and remain in the held-to-maturity portfolio, were not other-than-temporarily impaired and were rated as investment grade as of that date.

Current accounting standards require that securities be categorized as “held to maturity”, “trading securities” or “available for sale”, based on management’s intent as to the ultimate disposition of each security.  These standards allow debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity.  Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity”.

We do not currently use or maintain a trading account.  Securities not classified as “held to maturity” are classified as “available for sale”.  These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as adjustments to Accumulated Other Comprehensive Income, a separate component of equity.  As of June 30, 2010, the $1.7 million remaining balance of all securities originally acquired through the AMF Fund redemption-in-kind, including both agency and non-agency mortgage-backed securities, were classified as held to maturity.  Additionally, the Company has classified $255.0 million of its agency debentures as held-to-maturity.  The remainder of Company’s portfolio, including all other agency mortgage backed securities, agency debentures; municipal obligations and single issuer trust preferred securities were classified as available for sale at June 30, 2010.

Other than mortgage-backed securities issued or guaranteed by the U.S. government or its agencies, we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity at June 30, 2010.  All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value.  Purchases of securities are made based on certain considerations, which include the interest rate, tax considerations, volatility, yield, settlement date and maturity of the security, our liquidity position and anticipated cash needs and sources.  The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments.  We do not purchase securities that are rated below investment grade.

During the years ended June 30, 2010, 2009 and 2008, proceeds from sales of securities available for sale totaled $34.2 million, $7.3 million and $48.5 million which resulted in gross gains of $1,545,000, $-0- and $57,000 and gross losses of $-0-, $415,000 and $57,000, respectively.  Proceeds from sale of securities held to maturity during the year ended June 30, 2010 totaled $1.1 million with gross gains and gross losses of $-0- and $1,036,000, respectively.  There were no sales of held to maturity securities during the years ended June 30, 2009 or June 30, 2008.

As of June 30, 2010, two securities with a combined amortized cost $4.9 million were classified as “Substandard” for regulatory reporting purposes.  The securities represent two single issuer, trust preferred securities whose credit-ratings had fallen below investment grade by one of two rating agencies monitored by the Company.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. Mortgage-backed securities include mortgage pass-through securities and collateralized mortgage obligations.

	At June 30,
	2010	2009	2008	2007	2006
	(In Thousands)
Securities Available for Sale:
U.S. agency obligations	$3,942	$4,557	$5,513	$6,864	$8,786
Obligations of states and political subdivisions	18,955	18,340	17,757	65,333	195,661
Mutual funds (1)	—	—	7,545	7,795	7,424
Trust preferred securities	6,600	5,130	7,368	8,877	10,922
Total securities available for sale	29,497	28,027	38,183	88,869	222,793

Securities Held to Maturity:
U.S. agency obligations	255,000	—	—	—	—
Total securities held to maturity	255,000	—	—	—	—

Mortgage-Backed Securities Available for Sale:
Government National Mortgage Association	15,628	18,431	21,930	29,540	42,646
Federal Home Loan Mortgage Corporation	273,704	289,468	317,448	252,497	256,036
Federal National Mortgage Association	414,123	375,886	386,645	361,742	371,647
Total mortgage-backed securities available for sale	703,455	683,785	726,023	643,779	670,329

Mortgage-Backed Securities Held to Maturity:
Federal Home Loan Mortgage Corporation	267	373	—	—	—
Federal National Mortgage Association	1,123	1,439	—	—	—
Non-agency	310	2,509	—	—	—
Total mortgage-backed securities held to maturity	1,700	4,321	—	—	—

Total	$989,652	$716,133	$764,206	$732,648	$893,122

(1)	As of June 30, 2008, 2007 and 2006, our mutual fund investment consisted of shares issued by the AMF Fund.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2010.  This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.  At June 30, 2010, securities with a carrying value of $236.6 million are callable within one year.

	At June 30, 2010
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Market Value
	(Dollars in Thousands)

Trust preferred securities	$—	—%	$—	—%	$—	—%	$6,600	2.32%	$6,600	2.32%	$6,600
U.S. agency obligations	—	—%	200,000	1.82%	40,332	3.98%	18,610	4.15%	258,942	2.32%	260,856
Obligations of states and political subdivisions	—	—%	5,490	3.31%	13,250	3.54%	215	3.60%	18,955	3.47%	18,955
Mortgage-backed securities:
Pass-through:
Government National Mortgage Association	4	15.81%	119	12.01%	529	9.32%	14,976	5.42%	15,628	5.61%	15,628
Federal Home Loan Mortgage Corporation	9	7.70%	288	3.56%	35,413	4.69%	238,162	4.01%	273,872	4.10%	273,877
Federal National Mortgage Association	4,763	6.07%	4,857	6.21%	46,366	4.72%	358,493	4.31%	414,479	4.40%	414,487
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	—	—%	—	—%	—	—%	99	9.48%	99	9.48%	111
Federal National Mortgage Association	—	—%	—	—%	—	—%	767	10.02%	767	10.02%	837
Non-agency	—	—%	—	—%	—	—%	310	4.45%	310	4.45%	269

Total	$4,776	6.08%	$210,754	1.97%	$135,890	4.39%	$638,232	4.20%	$989,652	3.76%	$991,620

Sources of Funds

General.  Deposits are our primary source of funds for lending and other investment purposes.  In addition, we derive funds from loan and mortgage-backed securities principal repayments and proceeds from the maturities and calls of non-mortgage-backed securities.  Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions.  Borrowings from the FHLB of New York are also used to supplement the funding for loans and investments.

Deposits.  Our current deposit products include interest-bearing and non-interest-bearing checking accounts, money market deposit accounts, savings accounts and certificates of deposit accounts ranging in terms from 30 days to five years.  Certificates of deposit with terms ranging from one year to five years are available for individual retirement account plans.  Deposit account terms, such as interest rate earned, applicability of certain fees and service charges and funds accessibility, will vary based upon several factors including, but not limited to, minimum balance, term to maturity, and transaction frequency and form requirements.

Deposits are obtained primarily from within New Jersey.  Traditional methods of advertising are used to attract new customers and deposits, including radio, print media, outdoor advertising, direct mail and inserts included with customer statements.  We do not utilize the services of deposit brokers or Internet listing services.  Premiums or incentives for opening accounts are sometimes offered.  One of our key retail products in recent years has been “Star Banking”, which bundles a number of banking services and products together for those customers with a checking account with direct deposit and combined deposits of $20,000 or more, including Internet banking, bill pay, telephone banking, reduced rates on home equity loans and a 25 basis point premium on certificates of deposit with a term of at least one year, excluding special promotions.  During the latter half of fiscal 2010, we also began to offer “High Yield Checking” which is primarily designed to attract core deposits in the form of customers’ primary checking accounts through interest rate and fee reimbursement incentives to qualifying customers.  The comparatively higher interest expense associated with the “High Yield Checking” product in relation to our other checking products is expected to be partially offset by an associated increase in transaction fee income.

We may also offer a 25 basis point premium on certificate of deposit accounts with a term of at least one year, excluding special promotions, to certificate of deposit accountholders that have $200,000 or more on deposit with the Bank.  Though certificates of deposit with non-standard maturities are popular in our market, we generally promote certificates of deposit with traditional maturities, including three and six months and one, two, three and five years.  During the term of our 17-month and 29-month certificates of deposit, we offer customers a “one-time option” to “step up” the rate paid from the original rate set on the certificate to the current rate being offered by the Bank for certificates of that particular maturity.

The determination of interest rates is based upon a number of factors, including: (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors’ rates for similar products; (3) our current cost of funds, yield on assets and asset/liability position; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of borrowing from the FHLB.  Interest rates are reviewed by senior management on a weekly basis.

A large percentage of our deposits are in certificates of deposit, which represented 60.3% and 63.7% of total deposits at June 30, 2010 and June 30, 2009, respectively.  Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed.  At June 30, 2010 and June 30, 2009, certificates of deposit maturing within one year were $716.3 million and $740.4 million, respectively.  Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue.  At June 30, 2010, $333.4 million or 34.0% of our certificates of deposit were certificates of $100,000 or more compared to $275.9 million or 30.5% at June 30, 2009.  The general level of market interest rates and money market conditions significantly influence deposit inflows and outflows.  The effects of these factors are particularly pronounced on deposit accounts with larger balances.  In particular, certificates of deposit with balances of $100,000 or greater are traditionally viewed as being a more volatile source of funding than comparatively lower balance certificates of deposit or non-maturity transaction accounts.  In order to retain certificates of deposit with balances or $100,000 or more, we may have to pay a premium rate, resulting in an increase in our cost of funds.  In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Years Ended June 30,
	2010			2009			2008
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in Thousands)

Non-interest-bearing demand	$55,436	3.68%	0.00%	$51,132	3.72%	0.00%	$59,169	4.40%	0.00%
Interest-bearing demand	198,623	13.19	1.17	156,883	11.41	1.34	149,871	11.16	1.81
Savings and club	315,715	20.97	1.03	293,483	21.35	1.05	303,818	22.61	1.08
Certificates of deposit	935,684	62.16	2.41	873,257	63.52	3.50	830,726	61.83	4.49

Total deposits	$1,505,458	100.00%	1.87%	$1,374,755	100.00%	2.60%	$1,343,584	100.00%	3.22%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2010	2009	2008
	(In Thousands)
Interest Rate
0.00-0.99%	$9,396	$3,122	$-
1.00-1.99%	648,259	187,827	2,235
2.00-2.99%	206,791	182,588	91,937
3.00-3.99%	67,991	417,596	298,819
4.00-4.99%	40,482	106,994	473,649
5.00-5.99%	6,613	6,616	6,969

Total	$979,532	$904,743	$873,609

The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of the date indicated.

At June 30, 2010
(In Thousands)
Maturity Period
Within three months	$95,275
Three through six months	58,154
Six through twelve months	77,862
Over twelve months	102,127

$333,418

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2010.

	Amount Due
	Within 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years	Total
	(In Thousands)
0.00-0.99%	$9,396	$—	$—	$—	$—	$—	$9,396
1.00-1.99%	566,892	75,909	5,458	—	—	—	648,259
2.00-2.99%	69,359	80,848	39,411	2,016	15,157	—	206,791
3.00-3.99%	54,631	5,628	3,174	3,514	1,044	—	67,991
4.00-4.99%	16,011	8,981	15,486	—	3	1	40,482
5.00-5.99%	—	1,671	4,942	—	—	—	6,613

Total	$716,289	$173,037	$68,471	$5,530	$16,204	$1	$979,532

Borrowings.  To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the FHLB of New York.  We make use of FHLB advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer-term fixed-rate loans and mortgage-backed securities.

Advances from the FHLB are typically secured by our FHLB capital stock and certain investment securities we choose to utilize as collateral for such borrowings.  Additional information regarding our FHLB advances is included under Note 12 to consolidated financial statements.

Short-term FHLB advances generally have original maturities of less than one year.  Typically, our short term advances are in the form of overnight borrowings.  With no overnight advances drawn at June 30, 2010, our available overnight lines of credit at the FHLB totaled $200.0 million as of that date.

Long term advances generally include term advances with original maturities of greater than one year.   At June 30, 2010, our outstanding balance of long-term FHLB advances totaled $210.0 million with a weighted average interest rate of 3.87%.  Our long term advances mature as follows:

(In Thousands)
Maturing in Years Ending June 30,
2011	$10,000
2018	200,000
Total	$210,000

Subsidiary Activity

Kearny Financial Corp. has two wholly owned subsidiaries: Kearny Federal Savings Bank and Kearny Financial Securities, Inc.

Kearny Financial Securities, Inc. was organized in April 2005 under Delaware law as a Delaware Investment Company primarily to hold securities and mortgage-backed securities. At June 30, 2010, it held assets totaling $8,081 and was considered inactive.

Kearny Federal Savings Bank has two wholly owned subsidiaries: KFS Financial Services, Inc. and KFS Investment Corp.  A third subsidiary, Kearny Federal Investment Corp. was dissolved in fiscal 2008.

KFS Financial Services, Inc. was incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000. It is a service corporation subsidiary organized for selling insurance products, including annuities, to Bank customers and the general public through a third party networking arrangement. KFS Financial Services, Inc. is not a licensed insurance agency and it may only offer insurance products through an agreement with a licensed insurance agency. KFS Financial Services, Inc. has entered into an agreement with The Savings Bank Life Insurance Company of Massachusetts, a licensed insurance agency, through which it offers insurance products. At June 30, 2010, it held assets totaling $311,313.

KFS Investment Corp. was organized in October 2007 under New Jersey law as a New Jersey Investment Company to potentially replace Kearny Federal Investment Corp.  At June 30, 2010, KFS Investment Corp. held no assets and was considered inactive.

Kearny Federal Investment Corp. was organized in May 2004 under New Jersey law as a New Jersey Investment Company primarily to hold securities and mortgage-backed securities.  In June 2008, Kearny Federal Investment Corp. was formally dissolved and its assets returned to its parent, Kearny Federal Savings Bank.

Personnel

As of June 30, 2010, we had 274 full-time employees and 11 part-time employees equating to a total of 280 full time equivalent (“FTE”) employees.  By comparison, at June 30, 2009, we had 263 full-time employees and 21 part-time employees equating to a total of 274 FTEs.  The net increase in FTE’s year-over-year was primarily attributable to the Bank’s de novo branch opened during the first quarter of fiscal 2010 couple with staffing additions in the commercial lending area.  Our employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act eliminates our current primary federal regulator and subjects savings and loan holding companies to greater regulation.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that are likely to affect us are the following:

Elimination of OTS.  The Dodd-Frank Act calls for the elimination of the OTS, which is our primary federal regulator and the primary federal regulator of the Bank within 12 to 18 months of enactment.  At that time, the primary federal regulator of Kearny Financial Corp. will become the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the primary federal regulator for the Bank will become the Office of the Comptroller of the Currency (“OCC”) if we retain our federal savings bank charter.  The Federal Reserve and OCC will generally have rulemaking, examination, supervision and oversight authority over our operations and the FDIC will retain secondary authority over the Bank.  Prior to the elimination of the OTS, the Federal Reserve and OCC will provide a list of the current regulations issued by the OTS that each will continue to apply.  OTS guidance, orders, interpretations, policies and similar items under which we and other savings and loan holding companies and federal savings associations operate will continue to remain in effect until they are superseded by new guidance and policies from the OCC or Federal Reserve.

New Limits on MHC Dividend Waivers.  Effective as of the date of transfer of OTS’s duties, the Dodd-Frank Act will make significant changes in the law governing waivers of dividends by mutual holding companies.  After that date, a mutual holding company may only waive the receipt of a dividend from a subsidiary if no insider of the mutual holding company or their associates or tax-qualified or non-tax-qualified employee stock benefit plan holds any shares of the class of stock to which the waiver would apply, the mutual holding company gives written notice of its intent to waive the dividend at least 30 days prior to the proposed payment date and the Federal Reserve does not object.  The Federal Reserve will not object to a dividend waiver if it determines that the waiver would not be detrimental to the safe and sound operation of the savings association, the mutual holding company’s board determines that the waiver is consistent with its fiduciary duties and the mutual holding company has waived dividends prior to December 1, 2009.  In addition, waived dividends must be taken into account in determining the appropriate exchange ratio for a second-step conversion of a mutual holding company unless the mutual holding company has waived dividends prior to December 1, 2009.

Holding Company Capital Requirements.  Effective as of the transfer date, the Federal Reserve will be authorized to establish capital requirements for savings and loan holding companies.  These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements that are no less stringent than those currently applied to depository institutions to depository institution holding companies that were not supervised by the Federal Reserve as of May 19, 2009.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.

Federal Preemption.  A major benefit of the federal thrift charter has been the strong preemptive effect of the Home Owners’ Loan Act (“HOLA”), under which we are chartered.  Historically, the courts have interpreted the HOLA to “occupy the field” with respect to the operations of federal thrifts, leaving no room for conflicting state regulation. The Dodd-Frank Act, however, amends the HOLA to specifically provide that it does not occupy the field in any area of state law.  Henceforth, any preemption determination must be made in accordance with the standards applicable to national banks, which have themselves been scaled back to require case-by-case determinations of whether state consumer protection laws discriminate against national banks or interfere with the exercise of their powers before these laws may be pre-empted.

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2013. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Qualified Thrift Lender Test.  Under the Dodd-Frank Act, a savings association that fails the qualified thrift lender test will be prohibited from paying dividends, except for dividends that: (i) would be permissible for a national bank; (ii) are necessary to meet obligations of a company that controls the savings association; and (iii) are specifically approved by the OCC and the Federal Reserve.  In addition, a savings association that fails the qualified thrift lender test will be deemed to have violated Section 5 of the Home Owners’ Loan Act and may become subject to enforcement actions thereunder.

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Transactions with Affiliates and Insiders.  Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.  Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank.  Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

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

Federal Deposit Insurance.  The Bank’s deposits are insured to applicable limits by the FDIC.  The maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 under the Dodd-Frank Wall Street Reform and Consumer Protection Act.  On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009, with the FDIC’s guarantee expiring by June 30, 2012 (the “Debt Guarantee Program”).  Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank.  After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued.  In May, 2009, the Debt Guarantee Program issue end date and the guarantee expiration date were both extended, to October 31, 2009 and December 31, 2012, respectively.   Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 had to apply to remain in the Debt Guarantee Program.  Participating institutions will be subject to surcharges for debt issued after that date.  Effective October 1, 2009, the Transaction Account Guarantee Program has been extended until December 31, 2010, with an assessment of between 15 and 25 basis points after January 1, 2010.  The Company and the Bank did not opt out of the Debt Guarantee Program.  The Bank did not opt out of the original Transaction Account Guarantee Program, but did opt out of its extension.  The Dodd-Frank Act has extended unlimited deposit insurance to non-interest-bearing transaction accounts until December 31, 2013.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  Due to recent bank failures, the FDIC determined that the reserve ratio was 1.01% as of June 30, 2008.  In accordance with the Reform Act, as amended by the Helping Families Save Their Home Act of 2009, the FDIC has established and implemented a plan to restore the reserve ratio to 1.15% within eight years.  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments.  In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012.  The prepaid assessment will be applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it may apply for an exemption.  Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged .01% of insured deposits on an annualized basis in fiscal year 2010.  These assessments will continue until the FICO bonds mature in 2017.

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

A savings institution’s risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight.  These risk weights generally range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans and certain other assets.

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

During the fiscal year ended June 30, 2008, the Bank applied for and received the approval from the OTS to distribute $19,000,000 to the Company.  A cash dividend in that amount was paid by the Bank to the Company in November, 2007.  During the fiscal year ended June 30, 2010, a second application for a capital distribution from the Bank to the Company was approved by the OTS in the amount of $6,000,000.  A cash dividend in that amount was paid by the Bank to the Company in December, 2009.  During the more recent approval process, the OTS noted that future dividend requests will require closer scrutiny by the OTS due to the deteriorated economic conditions and level of uncertainty that characterize the current marketplace coupled with the Bank’s compressed level of earnings in recent years.

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

On May 25, 2010, the Company announced its proposed acquisition of Central Jersey Bancorp (NASDAQ: CJBK) based in Monmouth County, NJ.  The transaction is subject to the approval of both companies’ primary regulators as well as the shareholders of Central Jersey Bancorp.  Merger applications have been filed with each regulator as of the issuance date of this report and are under review.  Subject to the requisite approvals, the transaction is expected to close during the Company’s second fiscal quarter ending December 31, 2010.

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

During the year ended June 30, 2010, the MHC waived its right, upon non-objection from the OTS, to receive cash dividends of $9.9 million declared during the year.

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

We may not realize the anticipated benefits from our proposed acquisition of Central Jersey Bancorp.

On May 25, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Central Jersey Bancorp (“Central Jersey”) and its wholly owned subsidiary, Central Jersey Bank, National Association (“Central Jersey Bank”), pursuant to which Central Jersey will merge with a to-be-formed subsidiary of the Company and immediately thereafter, Central Jersey Bank will merge with and into the Bank.  The acquisition of Central Jersey is anticipated to strengthen our market position in Monmouth and Ocean Counties and increase our profitability by increasing our commercial loan portfolio  The success of this transaction, however, will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the Bank and Central Jersey Bank in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of Central Jersey Bank nor result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

Kearny Financial Corp. and Central Jersey have operated and, until the completion of the transactions, will continue to operate, independently. Certain Central Jersey employees may not be employed by us after the transaction.  In addition, Central Jersey employees that we wish to retain may elect to terminate their employment as a result of the acquisition, which could delay or disrupt the integration process. It is possible that the integration process could result in the disruption of Central Jersey’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition.

Recent negative developments in the financial services industry and the domestic and international credit markets may continue to adversely affect our operations and results.

Negative developments in the global credit and securitization markets during the latter half of 2007 and 2008 have resulted in uncertainty and volatility in U.S. financial markets that contributed significantly to the general economic downturn which has continued throughout fiscal 2009 and 2010.  Asset quality has deteriorated at many financial institutions resulting in additional loan loss provisions and increased recognition of impairments in securities portfolios.  In particular, the continuing decline in the value of real estate collateral supporting many commercial and residential mortgage loans has contributed significantly to these results.  The effects of declining real estate values on asset quality has been exacerbated by rising unemployment resulting in increased levels of loan delinquencies, foreclosures and bankruptcies.  These factors affecting the general marketplace have had an adverse impact on the Company’s earnings and operations through an increase in the level of nonperforming loans and associated provisions to the allowance for loan losses.  The Company also recognized other-than-temporary security impairments recorded through earnings and other comprehensive income generally attributable to these same factors.  Moreover, the Company has recognized additional FDIC insurance costs resulting from the agency’s need to replenish the fund for charges associated with recent bank failures.

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

From an interest rate risk perspective, the Company has generally been liability sensitive, which indicates that liabilities generally re-price faster than assets.  The timing mismatch of the re-price of interest-earning assets and interest-bearing liabilities is referred to as the gap position.  The most common measurement interval is one year.  At June 30, 2010, the Company’s one-year gap position was +0.91%

and at June 30, 2009 it was -5.17%.  During the fiscal year it fluctuated from –8.46% at September 30, 2009 to -4.71% at December 31, 2009 to -4.76% at March 31, 2010.  The improvement in the one-year gap position resulted in part, from customers extending the maturities of their certificates of deposit during fiscal 2010.  Additionally, the expectation for higher mortgage prepayment speeds associated with the continued reduction of market interest rates has increased the forecasted level of incoming cash flows from loans within the one year time horizon.  Together, these factors have improved the “mismatch” between the dollar amount of assets and liabilities that are re-pricing within a one year interval at June 30, 2010 from June 30, 2009.

In response to negative economic developments, the Federal Open Market Committee has steadily reduced its federal funds rate target from 5.25% in September 2007 to between 0.00% and 0.25% currently which has had the effect of reducing our cost of funds.  However, the benefits to earnings arising from the reduction in our cost of interest-cost liabilities have been partially offset by reduced yields on the Company’s interest-earning assets.  Notwithstanding reduced yields on interest-earning assets, the Company’s net interest rate spread and margin improved from 2.25% to 2.45% and 2.81% to 2.83%, respectively, year-over-year.

The improvements in the Company’s net interest income and the associated net interest spread and margin are indicative of its overall level of liability sensitivity which has generally proven to be beneficial to net interest income during fiscal 2010.  However, the Company’s liability sensitivity may adversely effect net income and earnings in the future when market interest rates ultimately increase from their historical lows and the its cost of interest-bearing liabilities rises faster than its yield on interest-earning assets.

As of June 30, 2010, $716.3 million or 73.1% of our certificates of deposit mature within one year.  During the year ending June 30, 2011, $200.0 million of FHLB advances are callable, but based on the interest rate environment as of June 30, 2010 it appears unlikely that they will be called.  With respect to re-pricing assets, at June 30, 2010, the Company maintained balances of short term, liquid assets of $181.4 million.  During the year ending June 30, 2011, $21.1 million of loans will reach their contractual maturity dates.  The effect of subsequent interest rate changes will be reflected in the re-pricing of $106.0 million of loans maturing after June 30, 2011 and mortgage-backed securities and non-mortgage-backed securities with floating or adjustable rates with amortized costs of $177.1 million.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the required amount of the allowance for loan losses, we evaluate certain loans individually and establish specific loan loss allowances for identified impairments.  For all non-impaired loans, including those not individually reviewed, we estimate losses and establish general loan loss allowances based upon historical and environmental loss factors.  If the assumptions used in our calculation methodology are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. While our allowance for loan losses was 0.84% of total loans at June 30, 2010, significant additions to our allowance could materially decrease our net income.

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

We review our securities portfolio at the end of each quarter to determine whether the fair value is below the current carrying value.  When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the impairment is other than temporary.  If we conclude that the impairment is other than temporary, we are required to write down the value of that security.  The “credit-related” portion of the impairment is recognized through earnings whereas the “noncredit-related” portion is generally recognized through other comprehensive income in the circumstances where the future sale of the security is unlikely.  During the year ended June 30, 2008, we determined that the decline in the fair value of our investment in the AMF Fund was other-than-temporary and recorded a pre-tax impairment charge of approximately $659,000 on this investment.  Due to continuing declines in the value of this Fund, we decided to invoke the payment-in-kind redemption option (which was the only redemption option available) on this Fund during the quarter ended September 30, 2008 and received $1.4 million in cash and $6.0 million in mortgage-backed securities including $4.6 million in non-agency collateralized mortgage obligations that we carry as held to maturity.  During the remainder of fiscal 2009, we recognized pre-tax other-than-temporary impairment charges of $988,000 on these non-agency securities of which $714,000 was recognized in earnings and $274,000 was recorded in other comprehensive income.  During the first three quarters of fiscal 2010, we recognized an additional $446,000 of other-than temporary impairment charges relating to these same securities of which $206,000 was recognized through earnings while $240,000 was recorded through other comprehensive income.  All other-than-temporarily impaired securities were subsequently sold during the fourth quarter of fiscal 2010.

At June 30, 2010, we had investment securities with fair values of approximately $11.1 million of which we had approximately $2.4 million in gross unrealized losses.  All unrealized losses on investment securities at June 30, 2010 represented temporary impairments of value.  However, if changes in the expected cash flows of these securities and/or prolonged price declines result in our concluding in future periods that the impairment of these securities is other than temporary, we will be required to record an impairment charge against income equal to the credit-related impairment.

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

A substantial majority of our loans are to individuals and businesses in New Jersey.  The decline in the economy of the state could continue to have an adverse impact on our earnings.  We have a significant amount of real estate mortgages, such that continuing decreases in local real estate values may adversely affect the value of property used as collateral.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which may adversely influence our profitability.

Our return on equity compares unfavorably to other companies.  This could negatively influence the price of our stock.

The net proceeds from our initial public offering in February 2005 substantially increased our equity capital.  We expect to take time to invest this capital prudently.  As a result, our return on equity, which is the ratio of earnings divided by average equity capital, is lower than that of many similar companies.  To the extent that the stock market values a company based, in part, on its return on equity, our low return on equity relative to our peer group could negatively affect the trading price of our common stock.  During the year ended June 30, 2010, there was ongoing evaluation and implementation of growth and diversification strategies related to execution of the Company’s business plan. The Company expects to continue these efforts to grow and diversify the balance sheet with the goals of improving profitability.

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

The Company utilized open market purchases of common stock to fund restricted stock awards; however, the Company expects to fund stock options exercised through the issuance of shares from the Company’s treasury account.  Existing shareholders will experience a dilution in ownership interest in the event the Company relies on the issuance of shares from the Company’s treasury account or from the issuance of authorized but un-issued shares rather than open market purchases to fund stock options.

Shareholders own a minority of Kearny Financial Corp.’s common stock and are not able to exercise voting control over most matters put to a vote of stockholders.

Kearny MHC owns a majority of Kearny Financial Corp.’s common stock, 74.5% at June 30, 2010 and is able to exercise voting control over most matters put to a vote of shareholders, including the election of directors.  Kearny MHC may also exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares.  The Board of Directors of Kearny MHC is also the Board of Directors of Kearny Financial Corp.

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

Recently enacted financial reform legislation could substantially increase our compliance burden and costs and necessitate changes in the conduct of our business.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the following provisions of the Dodd-Frank Act, among others, are expected to impact our operations and activities, both currently and prospectively:

•	Elimination of the OTS as our primary federal regulator, which may require us to adapt to a new regulatory regime;

•	New requirements for waivers of dividends by Kearny MHC, which could affect our dividend policies;

•	Weakening of federal preemption standards applicable to Kearny Federal Savings Bank, which could expose us to state regulation;

•	Changes in methodologies for calculating deposit insurance premiums and increases in required deposit insurance fund reserve levels, which could increase our deposit insurance expense;

•	Application of regulatory capital requirements to Kearny Financial Corp.; and

•	Imposition of comprehensive, new consumer protection requirements, which could substantially increase our compliance burden and potentially expose us to new liabilities.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Item 1B. Unresolved Staff Comments

Not applicable.

Item  2. Properties

The Company and the Bank conduct business from their administrative headquarters at 120 Passaic Avenue in Fairfield, New Jersey and 27 branch offices located in Bergen, Essex, Hudson, Middlesex, Morris, Ocean, Passaic and Union Counties, New Jersey.  Seven of our offices are leased with remaining terms between one and 18 years.  At June 30, 2010, our net investment in property and equipment totaled $35.0 million.  The following table sets forth certain information relating to our properties as of June 30, 2010.  The net book values reported include our investment in land, building and/or leasehold improvements by property location

Office Location	Year Opened	Net Book Value as of June 30, 2010 (In Thousands)	Square Footage	Owned/ Leased

Executive Office:
120 Passaic Avenue
Fairfield, New Jersey	2004	$11,307	53,000	Owned

Main Office:
614 Kearny Avenue
Kearny, New Jersey	1928	921	6,764	Owned

Branches:
425 Route 9 & Ocean Gate Drive
Bayville, New Jersey	1973	15	3,500	Leased

417 Bloomfield Avenue
Caldwell, New Jersey	1968	343	4,400	Owned

20 Willow Street
East Rutherford, New Jersey	1969	53	3,100	Owned

534 Harrison Avenue
Harrison, New Jersey	1995	612	3,000	Owned

1353 Ringwood Avenue
Haskell, New Jersey	1996	—	2,500	Leased

718B Buckingham Drive
Lakewood, New Jersey	2008	42	2,800	Leased

630 North Main Street
Lanoka Harbor, New Jersey	2005	2,134	3,200	Owned

307 Stuyvesant Avenue
Lyndhurst, New Jersey	1970	220	3,338	Owned

Office Location	Year Opened	Net Book Value as of June 30, 2010 (In Thousands)	Square Footage	Owned/ Leased

270 Ryders Lane
Milltown, New Jersey	1989	$3	3,600	Leased

339 Main Road
Montville, New Jersey	1996	—	1,850	Leased

119 Paris Avenue
Northvale, New Jersey	1965	278	1,750	Owned

80 Ridge Road
North Arlington, New Jersey	1952	121	3,500	Owned

510 State Highway 34
Old Bridge Township, New Jersey	2002	951	2,400	Owned

207 Old Tappan Road
Old Tappan, New Jersey	1973	765	2,160	Owned

267 Changebridge Road
Pine Brook, New Jersey	1974	181	3,600	Owned

917 Route 23 South
Pompton Plains, New Jersey	2009	1,557	2,400	Owned

653 Westwood Avenue
River Vale, New Jersey	1965	790	1,600	Owned

252 Park Avenue
Rutherford, New Jersey	1974	1,624	1,984	Owned

520 Main Street
Spotswood, New Jersey	1979	309	2,400	Owned

130 Mountain Avenue
Springfield, New Jersey	1991	1,320	6,480	Owned

827 Fischer Boulevard
Toms River, New Jersey	1996	654	3,500	Owned

2100 Hooper Avenue
Toms River, New Jersey	2008	95	2,000	Leased

487 Pleasant Valley Way
West Orange, New Jersey	1971	124	3,000	Owned
216 Main Street
West Orange, New Jersey	1975	136	2,400	Owned

250 Valley Boulevard
Wood-Ridge, New Jersey	1957	1,622	9,500	Owned

661 Wyckoff Avenue
Wyckoff, New Jersey	2002	2,481	6,300	Owned

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  There were no lawsuits pending or known to be contemplated against the Company or the Bank at June 30, 2010 that would be expected to have a material effect on operations or income.

Item 4. [Removed and Reserved]

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

	High	Low	Dividends
Fiscal Year 2010
Quarter ended September 30, 2009	$11.74	$10.37	$0.05
Quarter ended December 31, 2009	$10.47	$9.54	$0.05
Quarter ended March 31, 2010	$10.56	$9.50	$0.05
Quarter ended June 30, 2010	$10.77	$8.42	$0.05

Fiscal Year 2009
Quarter ended September 30, 2008	$13.95	$10.78	$0.05
Quarter ended December 31, 2008	$12.86	$10.69	$0.05
Quarter ended March 31, 2009	$12.80	$7.80	$0.05
Quarter ended June 30, 2009	$12.22	$10.28	$0.05

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

As of September 3, 2009 there were 4,108 registered holders of record of the Company’s common stock, plus approximately 2,702 beneficial (street name) owners.

(b)           Use of Proceeds.  Not applicable.

(c)           Issuer Purchases of Equity Securities.  Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2010.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

April 1 – April 30, 2010	13,200	$10.39	13,200	118,923
May 1 – May 31, 2010	118,923	10.15	118,923	-
June 1 – June 30, 2010	362,100	9.07	362,100	527,406

Total	494,223	$9.37	494,223	527,406

*           On May 26, 2010, the Company announced the authorization of a fifth stock repurchase program for up to 889,506 shares or 5% of shares outstanding.

Stock Performance Graph.  Set forth on Page 59 is a stock performance graph comparing the cumulative total shareholder return on the Company’s common stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Composite Index, (b) the cumulative total shareholder return on stocks included in the SNL Thrift $1 Billion - $5 Billion Index and (c) the cumulative total shareholder return on stocks included in the SNL Thrift MHC Index, in each case assuming an investment of $100.00 as of June 30, 2005.  The cumulative total returns for the indices and the Company are computed assuming the reinvestment of dividends that were paid during the period. It is assumed that the investment in the Company’s common stock was made at the initial public offering price of $10.00 per share.

Index	6/30/05	6/30/06	6/30/07	6/30/08	6/30/09	6/30/10

Kearny Financial Corp.	$100	$127	$118	$ 97	$104	$ 85
NASDAQ Composite	100	106	127	111	89	103
SNL Thrift $1 B - $5 B Index	100	108	105	80	66	65
SNL Thrift MHC Index	100	116	133	124	112	123

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

	At June 30,
	2010	2009	2008	2007	2006
Balance Sheet Data:	(In Thousands)
Assets	$2,339,813	$2,124,921	$2,083,039	$1,917,253	$1,991,773
Net loans receivable	1,005,152	1,039,413	1,021,686	860,493	703,613
Mortgage-backed securities available for sale	703,455	683,785	726,023	643,779	670,329
Mortgage-backed securities held to maturity	1,700	4,321	—	—	—
Securities available for sale	29,497	28,027	38,183	88,869	222,793
Securities held to maturity	255,000	—	—	—	—
Cash and cash equivalents	181,422	211,525	131,723	163,341	230,279
Goodwill	82,263	82,263	82,263	82,263	82,263
Deposits	1,623,562	1,421,201	1,379,032	1,411,713	1,443,738
Federal Home Loan Bank advances	210,000	210,000	218,000	28,488	61,105
Total stockholders’ equity	485,926	476,720	471,371	462,592	475,134

	For the Years Ended June 30,
	2010	2009	2008	2007	2006
	(In Thousands, Except Percentage and Per Share Amounts)
Summary of Operations:
Interest income	$93,108	$97,908	$97,367	$95,561	$89,323
Interest expense	36,321	44,200	50,528	50,468	38,645
Net interest income	56,787	53,708	46,839	45,093	50,678
Provision for loan losses	2,616	317	94	571	72
Net interest income after provision for loan losses	54,171	53,391	46,745	44,522	50,606
Non-interest income, excluding (loss) gain on securities	2,395	2,648	2,708	2,434	2,302
Non-interest income from (loss) gain on sale of securities	509	(415)	—	55	1,023
Loss on impairment of securities	(206)	(714)	(659)	—	—
Non-interest expenses	45,094	43,922	40,939	44,856	42,046
Income before income taxes	11,775	10,988	7,855	2,155	11,885
Provisions for income taxes	4,963	4,597	1,951	221	2,277
Net income	$6,812	$6,391	$5,904	$1,934	$9,608

Share and Per Share Data:
Net income per share – basic	$0.10	$0.09	$0.08	$0.03	$0.13
Net income per share – diluted	$0.10	$0.09	$0.08	$0.03	$0.13
Weighted average number of common shares outstanding – basic	67,920	68,710	69,522	70,417	71,715
Weighted average number of common shares outstanding – diluted	67,920	68,710	69,522	70,417	71,715
Cash dividends per share (1)	$0.20	$0.20	$0.20	$0.20	$0.19
Dividend payout ratio (2)	53.7%	54.9%	62.5%	192.6%	49.3%

	At or For the Years Ended June 30,
	2010	2009	2008	2007	2006

Performance Ratios:
Return on average assets (net income divided by average total assets)	0.31%	0.31%	0.29%	0.10%	0.47%
Return on average equity (net income divided by average equity)	1.42	1.35	1.26	0.41	1.94
Net interest rate spread	2.45	2.25	1.81	1.70	2.10
Net interest margin	2.83	2.81	2.54	2.43	2.67
Average interest-earning assets to average interest-bearing liabilities	120.88	124.16	126.49	126.82	127.82
Efficiency ratio (non-interest expense divided by the sum of net interest 6income and non-interest income)	75.81	79.53	83.74	94.27	77.86
Non-interest expense to average assets	2.04	2.11	2.04	2.23	2.05
Asset Quality Ratios:
Non-performing loans to total loans	2.13	1.26	0.15	0.17	0.13
Non-performing assets to total assets	0.93	0.62	0.08	0.08	0.05
Net charge-offs to average loans outstanding	0.05	0.00	0.00	0.00	0.01
Allowance for loan losses to total loans	0.84	0.62	0.59	0.70	0.77
Allowance for loan losses to non-performing loans	39.70	48.92	388.05	406.25	578.66
Capital Ratios:
Average equity to average assets	21.66	22.73	23.41	23.56	24.16
Equity to assets at period end	20.77	22.43	22.63	24.13	23.85
Tangible equity to tangible assets at period end	17.36	18.98	19.51	21.10	21.19

(1)	Excludes dividends waived by Kearny MHC.
(2)	Represents cash dividends paid divided by net income.

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

Overview

Financial Condition.  Total assets increased $214.9 million to $2.34 billion at June 30, 2010 from $2.12 billion at June 30, 2009.  The increase was due primarily to increases in mortgage-backed and non-mortgage-backed securities partially offset by decreases in cash and cash equivalents and net loans receivable.

In general, it remains the long term goal of our business plan change the Bank’s balance sheet to reflect a greater percentage of earnings assets in the loan portfolio while, in turn, reducing the relative size of the securities portfolio.  Within the loan portfolio, the Company’s business plan continues to call for increased origination of commercial loans with an emphasis on commercial mortgages including multi-family and nonresidential mortgage loans.

The lending environment during fiscal 2010, however, continued to reflect the challenging economic environment resulting from the fiscal crisis of 2008-2009.  Those challenges include declining real estate values coupled with increased unemployment which, together, have significantly reduced demand for new loan originations by qualified borrowers.  Consequently, the loan portfolio declined on both a dollar and percentage of assets basis during the current fiscal year.  At June 30, 2010, net loans receivable comprised 43.0% of total assets compared to 48.9% at June 30, 2009.  Year-over-year, net loans receivable decreased $34.3 million, or 3.3%.  Within the loan portfolio, however, commercial mortgages grew $5.6 million to $203.0 million while one-to-four family mortgage loans, including first mortgages and home equity loans and lines of credit, declined $38.0 million to $776.8 million.

In contrast, investment securities, including mortgage-backed and non-mortgage-backed securities, comprised 42.3% of total assets at June 30, 2010 compared to 33.7% at June 30, 2009.  Year over year, investment securities increased $273.5 million, or 38.2%.  Generally, the cash flows from net loan repayments were used to fund a portion of the growth in investment securities during fiscal 2010.  Additional funding for the growth in investment securities was also provided by the reinvestment of a portion of the Company’s cash and cash equivalents which declined $30.1 million from June 30, 2009 to June 30, 2010.  A majority of the growth in investment securities during fiscal 2010, however, was funded through deposit growth.

 At June 30, 2010, our total deposits were $1.62 billion compared to $1.42 billion at June 30, 2009.  Year-over-year, certificates of deposit and non-maturity deposits increased $74.8 million and $127.6 million, respectively.  The growth in deposits continued despite the Bank continuing to reduce its deposit offering rates on most products reflecting, in part, consumer demand for the safety of FDIC-insured accounts versus noninsured investment alternatives.  The growth in non-maturity deposits also reflected the Bank’s promotion of its “High Yield Checking” product which is primarily designed to attract core deposits in the form of customers’ primary checking accounts through interest rate and fee reimbursement incentives to qualifying customers.

The balance of FHLB of New York borrowings was unchanged at $210.0 million at June 30, 2010 from June 30, 2009.  Due to continuing deposit inflows and flagging loan demand, there was no need for additional borrowing during fiscal 2010.

Stockholders’ equity increased $9.2 million to $485.9 million at June 30, 2010 from $476.7 million at June 30, 2009.  The increase reflected was partly attributable to an increase in accumulated other comprehensive income, net of income taxes, due to mark-to-market adjustments to the available for sale non-mortgage-backed securities and mortgage-backed securities portfolios and benefit plan adjustments.   The increase in stockholders’ equity also reflected increases in paid-in-capital relating to the offsets of stock benefit plan expense during the year as well as the net increase retained earnings resulting from the Company’s net income for fiscal 2010, net of dividends paid to shareholders.  Partially offsetting these increases was the Company’s share repurchase activity which resulted in an increase of $8.8 million in Treasury stock during fiscal 2010.

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

Net income for the fiscal year ended June 30, 2010 was $6.8 million, or $0.10 per diluted share; an increase of $421,000 from $6.4 million, or $0.09 per diluted share for the fiscal year ended June 30, 2009.  The increase in net income year-over-year resulted primarily from increases in net interest income and non-interest income, partially offset by increases in non-interest expense, income taxes and the provision for loan losses.

Our net interest income increased $3.1 million to $56.8 million for the fiscal year ended June 30, 2010 from $53.7 million for the fiscal year ended June 30, 2009.  The net interest rate spread increased to 2.45% for fiscal 2010 from 2.25% for fiscal 2009 as the cost of average interest-bearing liabilities fell to 2.19% from 2.87% while the yield on average interest-earning assets decreased to 4.64% from 5.12%.  Total interest income decreased to $93.1 million during the fiscal year ended June 30, 2010 from $97.9 million during the fiscal year ended June 30, 2009 due to a decrease in the average yield on interest-earning assets, partially offset by an increase in their average balance.  Total interest expense decreased to $36.3 million from $44.2 million for those same comparative periods due to a decrease in the average cost of interest-bearing liabilities that was partially offset by an increase in their average balance.

The provision for loan losses increased $2.3 million to $2.6 million for fiscal 2010 compared to $317,000 for fiscal 2009.  The net increase in the provision primarily reflected the need to establish a comparatively greater level of specific valuation allowances on impaired loans during the current year.  The provision also reflected changes to the allowance for loan losses attributable to the historical and environmental loss factors applied to the remaining balance of non-impaired loans whose aggregate balances declined during fiscal 2010.

Non-interest income, excluding sale gains and losses and impairments of securities, decreased $253,000 to $2.4 million during the fiscal year ended June 30, 2010 compared to $2.6 million during the fiscal year ended June 30, 2009.  The decline was primarily due to a decrease in miscellaneous income attributable, in part, to income recognized during fiscal 2009 attributable to the sale of a branch for which no such income was recorded during fiscal 2010.  The Company also recognized REO operations expense in fiscal 2010 for which no such expense was recorded during fiscal 2009.

The increase in non-interest income also reflected net improvements in income totaling $1.4 million associated with investment security-related activities.  Specifically, the Company recorded net security sale gains of $509,000 for fiscal 2010 compared with net sale losses of $415,000 during fiscal 2009 while other-than-temporary impairment recognized in earnings totaled $206,000 during fiscal 2010 compared to $714,000 for fiscal 2009.

Non-interest expense increased $1.2 million to $45.1 million for the fiscal year ended June 30, 2009 from $43.9 million for the fiscal year ended June 30, 2009.  The increase in non-interest expense resulted primarily from increases in salaries and employee benefits expense that were partially offset by declines in deposit insurance expense and other miscellaneous expenses.  The increase in non-interest expense also reflected merger-related costs recorded during fiscal 2010 for which no such expenses were recognized during fiscal 2009.  Such expenses were attributable to the Company’s proposed acquisition of Central Jersey Bancorp announced on May 25, 2010.

The combined effects of these factors resulted in comparatively greater pre-tax net income during fiscal 2010 compared with fiscal 2009 resulting in a comparative increase in income tax expense during the more recent period.

Business Strategy. The general goals of the Company’s current business plan are to profitably deploy capital and enhance earnings through a variety of balance sheet growth and diversification strategies through which the Company intends to evolve from a traditional thrift business model toward that of a full service, community bank.  The key strategies of the Company’s business plan and its performance in relation to those strategies during fiscal 2010 are noted below:

•
Increasing the volume of loan originations and the size of the Company’s loan portfolio relative to its securities portfolio;

From June 30, 2006 to June 30, 2009, the Company had reported consistent annual growth in its overall loan portfolio which increased from $708.0 million to $1.04 billion between those periods.  As noted earlier, the severe economic challenges currently facing our regional and national economy presented significant headwinds which adversely impacted our ability to carry the continuing achievement of the first strategic goal throughout fiscal 2010.  As such, the Company’s loan portfolio declined to $1.01 billion at June 30, 2010.  Subject to economic conditions in the coming year, it remains the Company’s goal to return to the trend of growth in the loan portfolio funded, in part, by net principal reductions of investment securities during fiscal 2011.

•
Increasing the origination of commercial loans, including commercial mortgages and commercial business loans, with an emphasis on multi-family and nonresidential mortgage loans;

Despite the challenging economic environment during fiscal 2010, the Company continued its consistent annual growth in the commercial mortgage loan portfolio which increased to $203.0 million at June 30, 2010 from $197.4 million at June 30, 2009 and $107.1 million at June 30, 2006.  The balance of commercial business loans declined nominally to $14.4 million at June 30, 2010 from $14.8 million at June 30, 2009 after growing to that level from $3.2 million at June 30, 2006.  To support the continued achievement of the goals associated with this strategy, the Bank hired two commercial lenders and two commercial credit analysts during fiscal 2010 and continues to actively seek additional lenders to augment its commercial loan staff.  Subject to economic conditions in the coming year, it remains the Company’s goal to return to the trend of commercial loan growth during fiscal 2011.

•             Maintaining high asset quality;

The Company continues to maintain a strong level of asset quality to complement the execution of the loan-related strategies noted above.  At June 30, 2010, nonperforming assets, including accruing loans over 90 days past due, nonaccrual loans and repossessed assets, comprised 0.93% of the Company’s total assets.  The Company’s comparable nonperforming asset ratio as of June 30, 2009 was 0.62% indicating a modest increase in nonperforming assets from year to year.  The level of increase in nonperforming assets largely reflects the deterioration of the regional and local economies that has resulted in increased levels of unemployment and declines in real estate values.  Despite a modest increase in its nonperforming assets, the relative strength of the Company’s asset quality is supported by a comparison of its nonperforming asset ratio to that of its peers.  Based upon information published by the OTS in the Uniform Thrift Performance Report (“UTPR”) for the quarter ended June 30, 2010, the median nonperforming asset ratio for thrift institutions in the northeast region with total assets ranging from $1 billion to $5 billion was 2.03% indicating that the Company’s level of nonperforming assets is significantly less than that of its peers at June 30, 2010.

As noted earlier, the increase in the Company’s nonperforming assets is disproportionately attributable to loans and participations acquired from external sources.  For example, $12.3 million or 57.1% of the Company’s nonperforming loans at June 30, 2010 represent loans originally purchased from Countrywide which are now serviced by Bank of America.  An additional $1.7 million or 8.1% of nonperforming loans represent participations originally acquired through TICIC.  The remaining $7.5 million or 34.8% of nonperforming loans, representing 0.32% of total assets, comprise internally originated loans that are nonperforming at June 30, 2010.  The loan-related strategies noted above emphasize growth of internally originated and underwritten loans.  Based upon the information above, such loans have historically demonstrated a level of resiliency against credit deterioration that has compared favorably to the Company’s externally originated loan portfolios and the loan portfolios of its peers as defined above.

•             Building the Company's core banking business through internal growth and de novo branching;

During the first quarter of fiscal 2010, the Bank opened a full service branch location in Pequannock Township, NJ.  This de novo branch represented the Bank’s 27th full service branch location.  By June 30, 2010, the Pequannock branch had grown to $27.7 million in total deposits.  Deposits at the Bank’s remaining 26 branches grew by a total of $174.7 million or 12.2% for the year ended June 30, 2010.  In total, deposits grew $202.4 million or 14.2% for the year ended June 30, 2010.  Of that growth, $127.6 million or 63.0% was attributed to nonmaturity deposits while the remaining $74.8 million or 37.0% was attributable to growth in certificates of deposit.

•             Actively seeking out franchise expansion opportunities such as the acquisition of other financial institutions or branches;

As a complement to the organic growth strategies noted above, the Company actively seeks out opportunities to deploy capital, diversify its balance sheet mix and enhance earnings through mergers and acquisitions with other institutions.  Toward that end, the Company announced its proposed acquisition of Central Jersey Bancorp on May 25, 2010.  The transaction, which is expected to close during the second fiscal quarter ending December 31, 2010, will add 13 retail branches in Monmouth and Ocean Counties to the Bank’s existing branch network while greatly enhancing the Bank’s commercial lending and business development resources.

Based upon the most recent quarterly reports filed with the SEC on Form 10-Q, Central Jersey Bancorp reported nonperforming assets totaling $9.8 million or 1.7% of total assets at June 30, 2010 with such balances increasing by $77,000 from $9.7 million at the close of their fiscal year ended December 31, 2009.  In relation to the Company’s level of nonperforming assets at June 30, 2010, the acquisition of Central Jersey Bancorp is expected to modestly increase its level of nonperforming assets on both a dollar and percentage of assets basis.  However, the combined company’s pro forma nonperforming asset ratio as of June 30, 2010 remains well below that reported by the OTS for the northeast regional peer group via the UPTR noted earlier.

•             Develop and promote consumer and business-oriented products and services designed to emphasize growth in core deposits and multiple account relationships.

During the latter half of fiscal 2010, the Bank launched its “High Yield Checking” product which is primarily designed to attract core deposits in the form of customers’ primary checking accounts through the payment of interest rate and fee incentives to qualifying customers.  Qualification is based upon the required performance of certain electronic transaction and internet-based account management activities which promote use of such accounts as a consumer’s primary checking account.  The acquisition of consumers’ primary checking accounts and requisite use of the companion internet-banking services are expected to provide opportunities for the Bank to promote additional products and services to its customers.

Through the proposed acquisition of Central Jersey Bank noted above, the Bank is expecting to broaden its menu of business-related products and services providing an opportunity to expand its business banking relationships throughout the combined institution.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. We describe them in detail in Note 1 to the Company’s consolidated financial statements beginning on Page F-10 of this document. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the evaluation of securities impairment and the impairment testing of goodwill.

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

As described in greater detail in the notes to consolidated financial statements, the Company’s allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is performed quarterly.  Through the first tier of the process, the Company first identifies the loans that must be reviewed individually for impairment.   Such loans generally represent the Company’s larger and/or more complex loans including commercial mortgage loans, but may also include certain individual one-to-four family mortgage loans, home equity loans and home equity lines of credit.  A reviewed loan is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Once a loan is determined to be impaired, management measures the amount of the estimated impairment associated with that loan which is generally defined as the amount by which the carrying value of a loan exceeds its fair value.  The Company establishes specific valuation allowances for loan impairments in the fiscal period during which they are identified.

The second tier of the loss measurement process involves estimating the probable and estimable losses which addresses loans not otherwise individually reviewed for impairment.  Such loans generally comprise large groups of smaller-balance homogeneous loans, such as one-to-four family mortgage loans, home equity loans and lines of credit and consumer loans, but also include the remaining non-impaired loans of the larger and/or more complex types that were not individually reviewed for impairment.

Valuation allowances established in accordance with the second tier of the loss measurement process utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of the Company’s loan portfolio.  To calculate its historical loss factors, the Company’s allowance for loan loss methodology generally utilizes a 24 month moving average of annual net charge-off rates (charge-offs net of recoveries) by loan segment, where available, to calculate its actual, historical loss experience.  The outstanding principal balance of each loan segment is multiplied by the applicable historical loss factor to estimate the level of probable losses based upon the Company’s historical loss experience.

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

The sum of the probable and estimable loan losses calculated in accordance with loss measurement processes, as described above, represents the total targeted balance for the Company’s allowance for loan losses at the end of a fiscal period.  A more detailed discussion of the Company’s allowance for loan loss calculation methodology is presented in Note 1 of the Company’s consolidated financial statements.

Impairment Testing of Goodwill.  We record goodwill, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition. Through June 30, 2002, we amortized goodwill using the straight-line method over 15 years. Effective July 1, 2002, we adopted the FASB’s revised account guidance applicable to the accounting and impairment testing of goodwill.  Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. Goodwill was most recently tested as of May

31, 2010, at which time no impairment was indicated.  At June 30, 2010, we reported goodwill of $82.3 million.  The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Bank. If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

Other-than-Temporary Impairment of Securities. If the fair value of a security is less than its amortized cost, the security is deemed to be impaired.  Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance.

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

Comparison of Financial Condition at June 30, 2010 and June 30, 2009

General.  Total assets increased $214.9 million to $2.34 billion at June 30, 2010, from $2.12 billion at June 30, 2009.  The increase in total assets was due primarily to increases in mortgage-backed and non-mortgage-backed securities partially offset by decreases in cash and cash equivalents and net loans receivable.  The overall increase in total assets was complemented by growth in deposits and an increase in stockholders’ equity.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist of interest-earning and noninterest-earning deposits in other banks, decreased $30.1 million to $181.4 million at June 30, 2010 from $211.5 million at June 30, 2009.  The decline in short term, liquid assets was largely attributable to the continued reinvestment of a portion of the Company’s excess liquidity into investment securities.  Such excess liquidity has generally resulted from the combined effects of deposit growth coupled with net reductions in the loan portfolio as repayments outpaced new loan originations and purchases.

In accordance with the overall goals of its strategic business plan, the Company had deferred the reinvestment of a portion of incoming cash flows during fiscal 2010 resulting in comparatively higher average balances of short term, liquid assets held as a funding source for future loan originations.  While the long term strategic goal remains in place, the Company’s loan origination volume generally declined during fiscal 2010 compared to the prior year due, in part, to the significant economic challenges and declining real estate values that characterize the current lending marketplace.  As a result, the Company continues to face the risk to near term earnings resulting from maintaining comparatively higher average balances of cash and cash equivalents whose yields reflect historically low short-term market interest rates.

In recognition of the growing opportunity cost to near term earnings resulting from the accumulation of short term, liquid assets, a portion of the Company’s excess liquidity was reinvested into investment securities during the year ended June 30, 2010.

At June 30, 2010, the balance of interest-bearing deposits primarily included funds on deposit with a money center bank and the FHLB of New York.  Management routinely transfers funds between the two depository institutions to maximize the return on the funds, with the former pricing off of 30-day Libor and the latter off of the federal funds rate.

Securities Available for Sale.  Non-mortgage-backed securities classified as available for sale increased by $1.5 million to $29.5 million at June 30, 2010 from $28.0 million at June 30, 2009.  The increase in the portfolio was attributable to an increase in the fair value of the portfolio partially offset by principal repayments.  At June 30, 2010, the available for sale non-mortgage-backed securities portfolio consisted of $3.9 million of SBA pass-through certificates, $19.0 million of municipal bonds and $6.6 million of single issuer trust preferred securities with amortized costs of $4.0 million, $18.1 million and $8.9 million, respectively.  The net unrealized loss for this portfolio was reduced to $1.5 million at June 30, 2010 from $3.6 million as of June 30, 2009.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at June 30, 2010. (For additional information refer to Note 4 and Note 6 to consolidated financial statements.)

Securities Held to Maturity.  Non-mortgage-backed securities classified as held to maturity increased to $255.0 million at June 30, 2010 from $-0- at June 30, 2009 resulting from the Company’s purchase of fixed rate, callable agency debentures during fiscal 2010.  As of June 30, 2010, a total of $200.0 million of these debentures have remaining terms to maturity of five years or less while securities having total balances of $40.0 million and $15.0 million have remaining terms to maturity of five to ten years and greater than ten years, respectively.  The purchase of these securities deployed a portion of the Company’s excess liquidity that had accumulated for the reasons noted earlier.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, decreased $34.3 million to $1.01 billion at June 30, 2010 from $1.04 billion at June 30, 2009.  The decrease in net loans receivable was primarily attributable to net decreases in the balances of residential mortgage loans which were partially offset by net increases in the balance of commercial mortgage loans and the funded portion of construction loans.

Residential mortgage loans, in aggregate, decreased by $38.0 million to $776.8 million at June 30, 2010 from $814.8 million at June 30, 2009.  The components of the aggregate decrease included a net reduction in the balance of one-to-four family first mortgage loans of $25.5 million to $663.9 million at June 30, 2010 coupled with net declines in the balance of home equity loans and home equity lines of credit of $11.7 million and $796,000, respectively, whose ending balances at June 30, 2010 were $101.7 million and $11.3 million, respectively.  The reduction in the balance of residential mortgage loans reflects management’s continued adherence to its disciplined pricing policy coupled with the effects of diminished loan demand in the marketplace arising from challenging economic conditions and declining real estate values which have adversely impacted residential real estate purchase and refinancing activity.

In total, residential mortgage loan origination volume for the year ended June 30, 2010 was $132.7 million.  Loan volume for fiscal 2010 reflected originations of one-to-four family first mortgage loans totaling $102.1 million, of which $28.3 million, $13.5 million, $27.1 million and $33.3 million were originated during the four quarters ended September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010, respectively.  Aggregate originations of home equity loans and home equity lines of credit for fiscal 2010 totaled $30.6 million, of which $11.6 million, $8.1 million, $4.9 million and $6.0 million, were originated during the same comparative linked quarters, respectively.

Commercial loans, in aggregate, increased by $5.2 million to $217.4 million at June 30, 2010 from $212.2 million at June 30, 2009.  The components of the aggregate increase included growth in nonresidential mortgage loans of $6.1 million partially offset by nominal decreases in the balance of multi-family mortgage loans and business loans of $460,000 and $460,000, respectively.  The ending balances of nonresidential mortgage loans, multifamily loans and commercial business loans at June 30, 2010 were $177.9 million, $25.1 million and $14.4 million, respectively.  The overall growth in commercial loans reflects the Company’s long-term expanded strategic emphasis in commercial lending coupled with a continuing favorable pricing environment for these loans.  In total, commercial loan origination volume for fiscal 2010 was $34.5 million.  Loan volume for fiscal 2010 reflected originations of multi-family and nonresidential real estate mortgage loans totaling $31.0 million, of which $13.7 million, $7.5 million, $9.3 million and $532,000 were originated during the quarters ended September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010, respectively.  Aggregate originations of commercial business loans for fiscal 2010 totaled $3.5 million, of which $1.2 million, $324,000, $532,000 and $1.4 million were originated during the same comparative linked quarters, respectively.

The outstanding balance of construction loans, net of loans-in-process, increased by $1.3 million to $14.7 million at June 30, 2010.   The net increase in construction loans resulted from additional disbursements on construction loans less repayments on such loans.  Construction loan disbursements for the year ended June 30, 2010 totaled $7.1 million, of which $4.1 million, $1.5 million, $881,000 and $650,000 were funded during the quarters ended September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010, respectively.

Finally, other loans, primarily comprising account loans and deposit account overdraft lines of credit, decreased $258,000 to $4.2 million at June 30, 2010.  Other loan originations for the year ended June 30, 2010 totaled approximately $1.3 million, of which $374,000, $346,000, $302,000 and $290,000 were originated during the quarters ended September 30, 2009, December 31, 2009, March 31, 2010, and June 30, 2010, respectively.

The balance of the allowance for loan losses increased by $2.1 million to $8.6 million or 0.84% of total loans at June 30, 2010 from $6.4 million or 0.62% of total loans at June 30, 2009.  As of those same dates, nonperforming loans increased $8.4 million to $21.6 million or 2.13% of total loans from $13.2 million or 1.26% of total loans.

The increase in nonperforming loans included an increase in the balance of loans 90 days or more past due and still accruing of $7.3 million to $12.3 million at June 30, 2010 from $5.0 million at June 30, 2009.  For those same comparative dates, the corresponding number of loans 90 days or more past due and still accruing increased by 16 to 28 loans from 12 loans.

Loans reported as 90 days or more past due and still accruing at June 30, 2010 include 27 residential mortgage loans secured by New Jersey properties with aggregate outstanding balances totaling $11.7 million as of that date.  These loans were originally purchased from Countrywide Home Loans, Inc. (“Countrywide”) and continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP.  In accordance with our agreement, the servicer advances scheduled principal and interest payments to the Bank when such payments are not made by the borrower.  The timely receipt of principal and interest from the servicer ensures the continued accrual status of the Bank’s loan.  However, the delinquency status reported for these nonperforming loans reflects the borrower’s actual delinquency irrespective of the Bank’s receipt of advances which will be recouped by the servicer from the Bank in the event the borrower does not reinstate the loan.  Based upon updated collateral valuations, the Bank has established specific valuation allowances totaling $2.4 million for the identified impairment attributable to 22 of these 27 loans at June 30, 2010.  The remaining five nonperforming Countrywide loans reported as 90 days or more past due and still accruing are in various stages of collection, workout or foreclosure with no estimated impairments requiring specific valuation allowances based upon the Company’s evaluation at June 30, 2010.  As of that same date, the Bank owned a total of 170 residential mortgage loans with an aggregate outstanding balance of $84.9 million that were originally acquired from Countrywide.  Of these loans, an additional 11 loans totaling $4.2 million are 30-89 days past due and are in various stages of collection.

The net increase in nonperforming loans also included a $1.1 million increase in the balance of nonaccrual loans to $9.2 million at June 30, 2010 from $8.1 million at June 30, 2009.  For those same comparative dates, the corresponding number of nonaccrual loans increased to 26 loans from 21 loans.  Nonaccrual loans at June 30, 2010 include 11 residential mortgage loans totaling $2.1 million, three construction loans totaling $468,000, five multi-family loans totaling $1.6 million, two nonresidential mortgage loans totaling $2.7 million, three secured business loans totaling $2.3 million and two consumer loans totaling $1,400.

As of June 30, 2010, the Company has established specific valuation allowances totaling $1.7 million in the full amount of the outstanding balances of four of the five nonaccrual multifamily mortgage loans and one of the three nonaccrual construction loans.  These five loans represent nonperforming participations acquired through the Thrift Institutions Community Investment Corporation (“TICIC”), a subsidiary of the New Jersey Bankers Association.  As of that same date, the Company has established a specific valuation allowance of approximately $4,800 against the entire balance of one secured business loan totaling that was reported as nonaccrual at June 30, 2010.  The remaining 20 nonaccrual loans totaling $7.6 million are in various stages of collection, workout or foreclosure with no estimated losses requiring specific valuation allowances based upon the Company’s evaluation at June 30, 2010.

In addition to the loans noted above, the Company has established an additional specific valuation allowance of approximately $220,000 attributable to one impaired multifamily loans with an outstanding principal balances of $2.5 million.  While not nonperforming at June 30, 2010, the loan is adversely classified with an impairment identified in the amount of the specific valuation allowance noted.

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale, all of which are agency pass-through securities, increased $19.7 million to $703.5 million at June 30, 2010 from $683.8 million at June 30, 2009.  The net increase reflected purchases of approximately $224.6 million of fixed rate, agency mortgage-backed securities and an increase in the unrealized gain on the securities of $11.4 million.  These increases were partially offset by the sale of securities with book values of $32.7 million with the remaining $182.1 million decrease primarily attributable to cash repayment of principal net of discount accretion and premium amortization.  The net unrealized gain for this portfolio was $30.0 million as of June 30, 2010.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at June 30, 2010.  The purchases of the mortgage-backed securities during the year ended June 30, 2010 included approximately $24.1 million of issues eligible to meet the Community Reinvestment Act investment test during the reporting period.  (For additional information refer to Note 4 and Note 6 to consolidated financial statements.)

Mortgage-backed Securities Held to Maturity.  Mortgage-backed securities held to maturity, including agency pass-through securities as well as agency and non-agency collateralized mortgage obligations, decreased $2.6 million to $1.7 million at June 30, 2010 from $4.3 million at June 30, 2009.  The decrease reflected the sale of non-investment grade, non-agency collateralized mortgage obligations with an aggregate amortized cost and net book value of $2.1 million and $1.5 million, respectively.  These balances reflected the cumulative impact of credit-related and non-credit-related OTTI changes relating to the securities.  The remaining $1.1 million decrease was primarily attributable to cash repayment of principal net of discount accretion and premium amortization.

At June 30, 2010, the Company’s remaining portfolio of non-agency CMOs totaled 20 securities with an aggregate outstanding balance of approximately $310,000.  These securities were not other-than-temporarily impaired and were rated as investment grade at June 30, 2010.  The remainder of the held to maturity mortgage-backed securities portfolio at June 30, 2010 is comprised of government agency mortgage pass-through securities and collateralized mortgage obligations that were also not other-than-temporarily impaired based upon management’s evaluation as of that date.  (For additional information refer to Notes 5 and 6 to consolidated financial statements.)

Other Assets.  Other noteworthy changes include a net increase of approximately $4.1 million in other assets that was largely attributable to the remaining balance of the Bank’s original $5.0 million prepayment of FDIC insurance during the prior quarter ended December 31, 2009.  This prepayment originally resulted from the FDIC’s requirement that all insured depository institutions prepay their federal deposit insurance assessments through 2012 at December 30, 2009.  An increase of $3.6 million in the cash surrender value of bank owned life insurance reflected additional policy premiums of $3.0 million funded during the year coupled with increases in the cash surrender value of the associated policies of $556,000 recognized through earnings during fiscal 2010.  These increases were partially offset by a decline in the balance of the Company’s net deferred income tax asset from $1.4 million at June 30, 2009 to $-0- at June 30, 2010 reflecting a change in the Company’s net deferred income tax position from a net deferred income tax asset to a net deferred income tax liability.  The change was largely attributable to an increase in the tax-effected unrealized gains associated with the Company’s available for sale investment securities portfolios from June 30, 2009 to June 30, 2010.  A corresponding increase in deferred income tax liabilities has been recorded at June 30, 2010.

Deposits.  Deposits increased $202.4 million to $1.62 billion at June 30, 2010 from $1.42 billion at June 30, 2009.  Despite the Bank continuing to maintain a disciplined pricing strategy throughout fiscal 2010 that resulted in noteworthy declines in deposit offering rates, growth was reported across all categories of deposits.  For the year ended June 30, 2010, interest-bearing demand deposits increased $92.5 million to $256.2 million, savings deposits increased $32.5 million to $334.2 million, certificates of deposit increased $74.8 million to $979.5 million and non-interest-bearing demand deposits increased $2.5 million to $53.7 million.  As noted earlier, the overall increase in deposits was partly attributable to consumer demand for the safety of FDIC-insured accounts in lieu of non-insured investment alternatives.  The growth in deposits also reflected the Bank’s promotion of its “High Yield Checking” product described earlier as well as the new deposits gathered at its de novo branch opened in Pequannock, NJ during fiscal 2010.

As discussed in greater detail below under Item 7A. Quantitative and Qualitative Disclosures About Market Risk, depositors have generally been lengthening the maturities of their time deposits, particularly by transferring maturing certificates of deposit to accounts with new maturities of greater than 12 months to improve yield.

Advances from FHLB.  The outstanding balance of FHLB advances was unchanged at $210 million at June 30, 2010 from June 30, 2009 reflecting the absence of new advances or maturities during the fiscal 2010.

Stockholders’ Equity.  During the year ended June 30, 2010 stockholders’ equity increased $9.2 million to $485.9 million from $476.7 million at June 30, 2009.  The increase was partly attributable to a $8.4 million increase in accumulated other comprehensive income due primarily to the aggregate mark-to-market adjustment to the available for sale securities portfolios and benefit plan related adjustments to equity.  The increase in stockholders’ equity also reflected net income during the period of $6.8 million.  Also contributing to the increase was $1.5 million for ESOP shares earned, $3.1 million for restricted stock plan shares earned and an adjustment to equity of $1.9 million for expensing stock options.  Partially offsetting these increases to stockholders’ equity was a $7.8 million increase in treasury stock due to the purchase of 897,323 shares of the Company’s common stock as well as $3.7 million in cash dividends declared for payment to shareholders, net of waived dividends.

Comparison of Operating Results for the Years Ended June 30, 2010 and June 30, 2009

General.  Net income for the year ended June 30, 2010 was $6.8 million, or $0.10 per diluted share; an increase of $421,000 compared to $6.4 million, or $0.09 per diluted share for the year ended June 30, 2009.  The increase in net income between fiscal years resulted primarily from increases in net interest income and non-interest income which were partly offset by increases in the provision for loan losses, non-interest expense.  In total, these factors resulted in an overall increase in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the year ended June 30, 2010 was $56.8 million, an increase of $3.1 million from $53.7 million for the year ended June 30, 2009.  The increase in net interest income between the comparative periods resulted from a decrease in interest expense that outpaced the concurrent decrease in interest income.  In general, the decrease in interest expense reflected a continued decline in the cost of deposits, resulting primarily from the downward re-pricing of certificates of deposit, that more than offset the increase in interest expense attributable to an increase in the average balance of interest-bearing deposits.  The decrease in interest income was primarily attributable to an increase in the average balance of lower yielding cash and cash equivalents and non-mortgage-backed securities in relation to the declines in the average balance of comparatively higher yielding loans.

As a result of these factors, the Company’s net interest rate spread increased 20 basis points to 2.45% for the year ended June 30, 2010 from 2.25% for the year ended June 30, 2009.  The increase in the net interest rate spread reflected a decrease in the cost of interest bearing liabilities of 68 basis points to 2.19% from 2.87% which was partially offset by a decrease in the yield on earning assets of 48 basis points to 4.64% from 5.12% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The increase in net interest income and net interest rate spread was also reflected in the Company’s net interest margin which increased two basis points to 2.83% for the year ended June 30, 2010 from 2.81% for the year ended June 30, 2009.  The lesser improvement in net interest margin compared the improvement in net interest spread partly reflects proportionately greater growth in the average balance of noninterest-earning assets compared with that of noninterest-bearing liabilities between the comparative periods.  Specifically, the average balance of noninterest-bearing liabilities increased by $6.0 million to $74.4 million for the year ended June 30, 2010 from $68.4 million for the year ended June 30, 2009.  By comparison, the average balance of noninterest-earning assets increased by $37.8 million to $207.2 million for the year ended June 30, 2010 from $169.4 million for the year ended

June 30, 2009.  The disparity in growth between noninterest-earning assets versus noninterest-bearing liabilities is also reflected in the Company’s ratio of average interest-earning assets to average interest-bearing liabilities which decreased to 120.9% for the year ended June 30, 2010 from 124.2% for the year ended June 30, 2009.

The increase in noninterest-earning assets was attributable, in part, to an increase of $25.9 million in the average balance of noninterest-earning cash.  The growth in the Company’s short term, liquid assets, including noninterest-earning cash, had accumulated over several consecutive quarters due largely to retail deposit growth outpacing the Company’s near-term ability to deploy such funds into high quality loans.  As noted in greater detail below, a portion of such funds have been reinvested into high quality investment securities during the year ended June 30, 2010.  The increase in noninterest-earning assets also reflected an aggregate increase in the average balance of the unrealized gain in available for sale investment securities, including mortgage-backed and non-mortgage-backed securities, totaling $14.0 million.

Interest Income.  Total interest income decreased $4.8 million to $93.1 million for the year ended June 30, 2010 from $97.9 million for the year ended June 30, 2009.  As noted above, the decrease in interest income reflected a decrease in the average yield on earning assets which declined 48 basis points to 4.64% for the year ended June 30, 2010 from 5.12% for the year ended June 30, 2009.  The decrease in the average yield was partially offset by an increase in the average balance of interest-earning assets which increased $96.2 million to $2.01 billion from $1.91 billion for the same comparative period.

Interest income from loans decreased $2.4 million to $58.1 million for the year ended June 30, 2010 from $60.6 million for the year ended June 30, 2009.  The decrease in interest income on loans was primarily attributable to a decrease in their average balance which declined $33.7 million to $1.03 billion for the year ended June 30, 2010 from $1.06 billion for the year ended June 30, 2009.

Within the reported decline in the average balance of loans, the Company reported a $55.4 million reduction in the average balance of residential mortgage loans to $791.2 million for the year ended June 30, 2010 from $846.6 million for the year ended June 30, 2009.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit. The decline reflected the continued diminished residential loan demand by qualified borrowers coupled with the Company’s disciplined pricing for such loans in the face of aggressive pricing in the marketplace for certain loan products.

By contrast, the Company reported a net increase of $21.5 million in the average balance of commercial loans to $219.6 million from $198.1 million for those same comparative periods.  The Company’s commercial loans generally comprise multi-family and nonresidential mortgage loans as well as secured and unsecured business loans.  The increase reflects the Company’s long-term expanded strategic emphasis in commercial lending coupled with a continuing favorable pricing environment for these loans.

The overall decrease in interest income on loans also reflects a decrease in their average yields which declined five basis points to 5.64% for the year ended June 30, 2010 from 5.69% for the year ended June 30, 2009.  The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans.  However, because the Company’s commercial loans generally comprise comparatively higher yielding multi-family mortgages, nonresidential mortgage loans and business loans, the continued reallocation within the loan portfolio from residential mortgages into commercial loans diminished the adverse impact of lower market interest rates on the overall yield of the loan portfolio between the comparative periods.

Interest income from mortgage-backed securities decreased $4.5 million to $30.5 million for the year ended June 30, 2010 from $34.9 million for the year ended June 30, 2009.  The decrease in interest income reflected a decrease in the average yield on mortgage-backed securities coupled with the impact of a decline in their average balance.  The average yield on mortgage-backed securities declined 53 basis points to 4.49% for the year ended June 30, 2010 from 5.02% for the year ended June 30, 2009 while the average balance of the securities decreased $19.2 million to $677.5 million from $686.7 million for those same comparative periods.

The reduction in the overall yield of the mortgage-backed securities portfolio is attributable to many of the same factors affecting the yield on the Company’s loan portfolio.  That is, lower market interest rates have continued to provide a “rate reduction” refinancing incentive to mortgagors resulting in the pay off of comparatively higher rate mortgage loans underlying the Company’s mortgage-backed securities.  Simultaneously, lower market interest rates have resulted in the downward re-pricing of loans underlying the Company’s adjustable rate mortgage-backed securities.  The decrease in the average balance of mortgage-backed securities generally reflects security repayments and sales that have outpaced the Company’s purchase of mortgage-backed securities through fiscal 2010.

Interest income from non-mortgage-backed securities increased $2.7 million to $3.7 million for the year ended June 30, 2010 from $1.0 million for the year ended June 30, 2009.  The increase in interest income reflected an increase in the average balance of non-mortgage-backed  securities partially offset by a decline in their average yield.  The average balance of these securities increased $103.6 million to $137.5 million for the year ended June 30, 2010 from $33.9 million for the year ended June 30, 2009.  For those same comparative periods, the average yield on non-mortgage-backed securities decreased by 38 basis point to 2.69% from 3.07%.

The increase in the average balance of non-mortgage backed securities was primarily attributable to a $103.6 million increase in the average balance of taxable securities to $119.3 million during the year ended June 30, 2010 from $15.7 million for the year ended June 30, 2009.  For those same comparative periods, the average balance of tax-exempt securities declined nominally to $18.1 million from $18.2 million.  The change in the average yield on non-mortgage backed securities reflected a decrease of 3 basis points in the yield of taxable securities to 2.57% during the year ended June 30, 2010 from 2.60% during the year ended June 30, 2009 while the average yield on tax-exempt securities declined one basis point to 3.48% from 3.49%.

Interest income from other interest-earning assets decreased $535,000 to $828,000 for the year ended June 30, 2010 from $1.4 million for the year ended June 30, 2009.  The decrease in interest income was primarily attributable to a decrease in the average yield on other interest-earning assets which declined 67 basis points to 0.51% for the year ended June 30, 2010 from 1.18% for the year ended June 30, 2009.  The decline in average yield was partially offset by an increase in the average balance of other interest-earning assets which increased $45.6 million to $161.4 million for the year ended June 30, 2010 from $115.8 million for the year ended June 30, 2009.

The decrease in the average yield on other interest-earning assets primarily reflects a decrease in the average yield of interest-earning deposits resulting from the decline in short term, market interest rates to historical lows.  The increase in the average balance of other interest-earning assets was primarily attributable to a $45.6 million increase in the average balance of interest-earning deposits to $148.4 million for the year ended June 30, 2010 from $102.8 million for the year ended June 30, 2009.  The increase in the average balance of interest-earning deposits reflects the accumulation of short term liquid assets described earlier.

Interest Expense.  Total interest expense decreased $7.9 million to $36.3 million for the year ended June 30, 2010 from $44.2 million for the year ended June 30, 2009.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 68 basis points to 2.19% for the year ended June 30, 2010 from 2.87% for the year ended June 30, 2009.  The decrease in the average cost was partially offset by an increase in the average balance of interest-bearing liabilities of $121.3 million to $1.66 billion from $1.54 billion for the same comparative periods.

Interest expense attributed to deposits decreased $7.6 million to $28.1 million for the year ended June 30, 2010 from $35.7 million for the year ended June 30, 2009.  The decrease resulted primarily from a 76 basis point decrease in the average cost of interest-bearing deposits to 1.94% for the year ended June 30, 2010 from 2.70% for the year ended June 30, 2009.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For the same comparative periods, the average cost of interest-bearing checking accounts decreased 17 basis points to 1.17% from 1.34%, the average cost of savings accounts decreased 2 basis points to 1.03% from 1.05% and the average cost of certificates of deposit decreased 109 basis points to 2.41% from 3.50%.

The decrease in the average cost was partially offset by a $126.4 million increase in the average balance of interest-bearing deposits to $1.45 billion for the year ended June 30, 2010 from $1.32 billion for the year ended June 30, 2009.  The reported increase in the average balance was represented across all categories of interest-bearing deposits and reflected the Company’s strategic efforts to increase its deposit base coupled with consumer demand for the safety of FDIC insurance to protect their financial assets given the recent volatility in the financial markets for uninsured investment products.  For the same comparative periods, the average balance of interest-bearing checking accounts increased $41.7 million to $198.6 million from $156.9 million, the average balance of savings accounts increased $22.2 million to $315.7 million from $293.5 million and the average balance of certificates of deposit increased $62.4 million to $935.7 million from $873.3 million.  As of June 30, 2010, approximately $716.3 million or 73.1% of certificates of deposit, with a weighted average cost of 1.80%, mature within one year.  Because the Bank’s offering rates for CDs maturing in one year or less are generally lower than 1.80% at June 30, 2010, the majority of these certificates may re-price downward to the extent they are reinvested with the Bank at maturity into accounts with similar terms.

Interest expense attributed to FHLB advances decreased $274,000 to $8.2 million for the year ended June 30, 2010 from $8.5 million for the year ended June 30, 2009.   The decrease in interest expense was attributable to the combined effects of a decline in both the average balance and average cost of FHLB advances between the comparative periods.  The average balance of FHLB advances decreased $5.1 million to $210.0 million for the year ended June 30, 2010 from $215.1 million for the year ended June 30, 2009 while the average cost of FHLB advances declined three basis points to 3.92% from 3.95% for those same comparative periods.  The decline in the average balance and average cost of FHLB advances was primarily attributable to the repayment of maturing advances totaling $8.0 million with a weighted average cost of 5.47% during the fiscal year ended June 30, 2009.

Provision for Loan Losses.  The provision for loan losses increased $2.3 million to $2.6 million for the year ended June 30, 2010 from $317,000 for the year ended June 30, 2009.  The provision in the current period reflected required net increases to the allowance for loan losses attributable primarily to estimated specific losses on several impaired mortgage loans on residential and multi-family properties located in New Jersey, as discussed in greater detail above.  The provision also reflected changes to balances of general valuation allowances attributable to the application of historical and environmental loss factors to the remaining non-impaired portion of the loan portfolio in accordance with the Company’s allowance for loan loss calculation methodology.

Non-Interest Income.  Total non-interest income increased $1.2 million to $2.7 million for the year ended June 30, 2010 from $1.5 million for the year ended June 30, 2010.  Excluding sale gains and losses and impairments of securities, non-interest income decreased $253,000 to $2.4 million during the fiscal year ended June 30, 2010 compared to $2.6 million during the fiscal year ended June 30, 2009.  As noted earlier, the decline was primarily due to a decrease in miscellaneous income attributable, in part, to income recognized during fiscal 2009 attributable to a $132,000 gain on the sale of a branch for which no such income was recorded during fiscal 2010.  The Company also recognized REO operations expense of $25,000 in fiscal 2010 for which no such expense was recorded during fiscal 2009.  The decline in noninterest income between comparative periods also reflects a reduction in deposit and branch-related fees and charges.  Finally, the decrease in noninterest income also reflected a decline in income from the Bank’s official check clearing agent.  The clearing agent is no longer able to compensate its clients at a meaningful level for use of the float on official checks due to significant losses and reduced yields in its investment securities portfolio.

The declines in noninterest income noted above were more than offset by increases in income totaling $1.4 million associated with investment security-related activities.  Specifically, the Company recorded net security sale gains of $509,000 for fiscal 2010 compared with net sale losses of $415,000 during fiscal 2009.  The net security sale gains during fiscal 2010 resulted, in part, from gains associated with the sale of agency, pass-through securities.  These gains were partially offset by losses on the sale of the Company’s outstanding balance of non-investment grade, non-agency collateralized mortgage obligations (“CMOs”).  The CMOs sold were originally acquired as investment grade securities upon the in-kind redemption of the Bank’s interest in the AMF Ultra Short Mortgage Fund (“AMF Fund”) during the quarter ended September 30, 2008.  The security sale loss of $415,000 recognized during fiscal 2009 was fully attributable to the AMF Fund in-kind redemption transaction.

Subsequent to their acquisition, the ratings of these securities declined below investment grade with most ultimately being identified as other-than-temporarily impaired (“OTTI”).  Such impairments required the recognition of the impairment charges recognized through earnings during fiscal 2010 and 2009 totaling $206,000 and $714,000, respectively.

Non-Interest Expenses.  Non-interest expense increased $1.2 million to $45.1 million for the fiscal year ended June 30, 2009 from $43.9 million for the fiscal year ended June 30, 2009.  The increase in non-interest expense resulted primarily from increases in salaries and employee benefits expense that were partially offset by declines in deposit insurance expense and other miscellaneous expenses.  The increase in non-interest expense also reflected merger-related costs of $373,000 recorded during fiscal 2010 for which no such expenses were recognized during fiscal 2009.  Such expenses were attributable to the Company’s proposed acquisition of Central Jersey Bancorp announced on May 25, 2010.

Employee compensation-related expenses increased by approximately $1.5 million to $26.9 million for the year ended June 30, 2010 from $25.4 million for the year ended June 30, 2009.  Such increases reflected additional costs associated with staff augmentation attributable, in part, to de novo branch expansion and growth in commercial lending resources.  More generally, however, the increase in expense also reflects the increase in compensation-related costs attributable to annual increases in wages and salaries of existing staff and overall increases to benefits costs including employee health care benefits.  The increase in year-over-year employee compensation expense also reflects an actuarial adjustment that reduced pension expense in the earlier comparative period for which a lesser reduction in expense was recorded during the current period.  Partially offsetting these increases was a decline in ESOP expense reflecting the reduction in the market price of the Company’s common stock between comparative periods.

Federal deposit insurance premium expense decreased $557,000 to $1.3 million for the year ended June 30, 2010 from $1.9 million for the year ended June 30, 2009.  The decrease was primarily attributable to the recognition of the FDIC’s Special Assessment totaling $872,000 during fiscal 2009 for which no such assessment was paid during fiscal 2010.  Partially offsetting the decrease, however was an increase in the current year’s assessment rate charged by the FDIC on the balance of insurable deposits held by the Bank coupled with the effect of the year-over-year growth in the balance of those deposits.

Finally, miscellaneous non-interest expense declined $134,000 to $4.8 million for the year ended June 30, 2010 from $4.9 million for the year ended June 30, 2009.  The decline reflects various decreases and partially offsetting increases throughout a variety of general and administrative expense categories that, in aggregate, resulted in the reported decline in non-interest expense.

Provision for Income Taxes.  The provision for income taxes increased $366,000 to $5.0 million during the for the year ended June 30, 2010 from $4.6 million during the year ended June 30, 2009.  The increase in income taxes between the comparative periods was primarily attributable to an increase in pre-tax income.  The Company’s effective tax rates during the years ended June 30, 2010 and June 30, 2009 were 42.1% and 41.8%, respectively.

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

Net Interest Income. Net interest income for the fiscal year ended June 30, 2009 was $53.7 million, an increase of $6.9 million compared to $46.8 million for the fiscal year ended June 30, 2008.  Net interest income increased year-over-year due to an increase in interest income and a decrease in interest expense.

The Company’s net interest rate spread increased 44 basis points to 2.25% during the fiscal year ended June 30, 2009 from 1.81% during the fiscal year ended June 30, 2008.  The 525 basis point reduction in the federal funds rate between September 2007 and December 2008 had a significant effect on the Company’s cost of funds and return on earning assets.  The Bank’s cumulative gap position or timing mismatch of potential re-pricing of assets and liabilities continued to be liability sensitive.  As a result, the Bank’s cost of funds declined more rapidly than the yield on its earning assets during the first half of the year.   However, that trend started to change during the quarter ended March 31, 2009 such that the decrease in the yield on earning assets began to accelerate leading to a more rapid decline relative to the decrease in the cost of funds, due primarily to the accumulation of cash and cash equivalents.  Year-over-year, the yield on average interest-earning assets decreased 15 basis points to 5.12% while the cost of average interest-bearing liabilities decreased 59 basis points to 2.87%.  The average return on earning assets decreased due to decreases in the yields on average loans receivable, non-mortgage-backed securities and other interest-earning assets, partially offset by an increase in the yield on average mortgage-backed securities.  During the same period, the average cost of funds decreased due to decreases in both the cost of average interest-bearing deposits and the cost of average borrowed money.

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

Interest income from loans receivable increased $5.5 million to $60.6 million during the fiscal year ended June 30, 2009 from $55.1 million during the fiscal year ended June 30, 2008 due to growth in the average loan portfolio, partially offset by a decrease in average yield.  In keeping with the Company’s business plan, the loan portfolio continued to generate an increasing proportion of the Company’s interest income.  Average loans receivable constituted 55.7% of average interest-earning assets during the fiscal year ended June 30, 2009, compared to 51.5% during the fiscal year ended June 30, 2008.  Average loans receivable increased $113.0 million to $1.06 billion during the fiscal year ended June 30, 2009, compared to $951.0 million during the fiscal year ended June 30, 2008.  The steady decline in short-term interest rates since September 2007 contributed to a decrease in the average yield on loans receivable, which decreased 11 basis points to 5.69% during the fiscal year ended June 30, 2009, compared to 5.80% during the fiscal year ended June 30, 2008.  The average yield had been decreasing as higher coupon mortgages were replaced by new loans with lower coupons.  Also contributing to the decrease in the loan portfolio’s yield year-over-year was the increase in average residential first mortgages, home equity loans and home equity lines of credit relative to higher yielding nonresidential and multi-family mortgages and commercial business loans.  During the fiscal year ended June 30, 2009, average residential first mortgages, home equity loans and home equity lines of credit in aggregate totaled $846.6 million, an increase of $97.8 million from $748.8 million during the fiscal year ended June 30, 2008.  By comparison, average nonresidential and multi-family mortgages and commercial business loans in aggregate totaled $198.1 million during the fiscal year ended June 30, 2009, an increase of $13.2 million from $184.9 million during the fiscal year ended June 30, 2008.

Interest income from mortgage-backed securities increased $171,000 to $34.9 million during the fiscal year ended June 30, 2009 compared to $37.8 million during the fiscal year ended June 30, 2008 due to an increase in average yield, partially offset by a decrease in average mortgage-backed securities.  The average yield on mortgage-backed securities increased five basis points to 5.02% during the fiscal year ended June 30, 2009 from 4.97% during the fiscal year ended June 30, 2008.  Average mortgage-backed securities decreased $3.2 million to $696.7 million during the fiscal year ended June 30, 2009 compared to $699.9 million during the fiscal year ended June 30, 2008.  For the most part, rate adjustments on pass-through certificates containing adjustable-rate mortgages and discount accretion attributed to the addition of the mortgage-backed securities received from the AMF Fund were responsible for the increase in average yield.  However, the average yield had been decreasing due to an increase in prepayments within the underlying mortgage portfolios as refinancing activity accelerated.  Reinvestment of principal payments was limited to the purchase of $77.4 million of new securities compared to repayments totaling $138.5 million, contributing to the decrease in average mortgage-backed securities.  Generally, management was reluctant to reinvest in additional mortgage-backed securities due to the low interest rate environment.  To the extent that the Bank did not need the funds for loan originations the cash flows accumulated in cash and cash equivalents.  Partially offsetting the decrease in the average balance was the addition of the mortgage-backed securities received from the AMF Fund during the quarter ended September 30, 2008.

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

Non-Interest Income.  Non-interest income, excluding loss on sales and impairments of securities, decreased $60,000 to $2.6 million during the fiscal year ended June 30, 2009 from $2.7 million during the fiscal year ended June 30, 2008.  Fees and service charges increased $79,000 to $1.4 million during the fiscal year ended June 30, 2009 compared to $1.3 million during the fiscal year ended June 30, 2008 due primarily to an increase in fees from retail operations.  Miscellaneous income decreased $139,000 to $1.2 million during the fiscal year ended June 30, 2009 from $1.4 million during the fiscal year ended June 30, 2008 due primarily to a $235,000 decrease in income from the Bank’s official check clearing agent, partially offset by a $132,000 gain realized from the sale of deposits in the Bank’s Irvington, New Jersey retail branch.  The official check clearing agent was no longer able to compensate its clients at a meaningful level for use of the float on official checks due to significant losses in its mortgage-backed securities portfolio.

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

Non-Interest Expenses.  Non-interest expense increased $3.0 million, or 7.3% to $43.9 million during the fiscal year ended June 30, 2009 from $40.9 million during the fiscal year ended June 30, 2008.  Year-over-year the increase in non-interest expense was primarily the result of increases in salaries and employee benefits expense, net occupancy expense of premises, federal deposit insurance premium expense and miscellaneous expense, partially offset by a decrease in amortization of intangible assets expense.  Federal deposit insurance premium expense represented $1.7 million, or 56.7% of the total increase in non-interest expense, year-over-year.  All other elements of non-interest expense decreased in the aggregate by $61,000, or 0.8%.

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

Miscellaneous expense increased $418,000 to $4.9 million during the fiscal year ended June 30, 2009 compared to $4.4 million during the fiscal year ended June 30, 2008.  Of note, fiscal 2009 included a $75,000 non-recurring payment made to an information technology service provider for the purpose of hiring the provider’s employee, a $106,000 increase in loan expense due primarily to higher servicing fees resulting from an increase in the Bank’s serviced mortgage portfolio and a $138,000 increase in correspondent bank service charges.  The higher correspondent bank service charges were primarily attributed to costs associated with implementation of digitally imaged customer check deposits.

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

Average Balance Sheet. The following table sets forth certain information relating to Kearny Financial Corp. at the date and for the periods indicated. We derived the average yields and costs by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented with daily balances used to derive average balances.

	At June 30,			For the Years Ended June 30,
	2010			2010				2009				2008
	Actual Balance		Actual Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,013,713		5.64%	$1,030,287		$58,129	5.64%	$1,064,019		$60,559	5.69%	$951,019		$55,123	5.80%
Mortgage-backed securities(2)	675,114		4.29	677,496		30,450	4.49	696,672		34,944	5.02	699,942		34,773	4.97
Securities:(2)
Tax-exempt	18,125		3.47	18,143		631	3.48	18,183		634	3.49	30,200		1,074	3.56
Taxable	267,835		2.31	119,328		3,070	2.57	15,721		408	2.60	23,191		1,186	5.11
Other interest-earning assets(3)	191,003		0.34	161,376		828	0.51	115,806		1,363	1.18	141,792		5,211	3.68
Total interest-earning assets	2,165,790		4.32	2,006,630		93,108	4.64	1,910,401		97,908	5.12	1,846,144		97,367	5.27
Non-interest-earning assets	174,023			207,239				169,408				158,737
Total assets	$2,339,813			$2,213,869				$2,079,809				$2,004,881
Interest-bearing liabilities:
Interest-bearing demand	$256,154		1.31	$198,623		2,324	1.17	$156,883		2,098	1.34	$149,871		2,714	1.81
Savings and club	334,167		0.89	315,715		3,246	1.03	293,483		3,072	1.05	303,818		3,272	1.08
Certificates of deposit	979,532		2.01	935,684		22,519	2.41	873,257		30,524	3.50	830,726		37,322	4.49
Federal Home Loan Bank advances	210,000		3.87	210,000		8,232	3.92	215,077		8,506	3.95	175,081		7,220	4.12
Total interest-bearing liabilities	1,779,853		1.92	1,660,022		36,321	2.19	1,538,700		44,200	2.87	1,459,496		50,528	3.46
Non-interest-bearing liabilities (4)	74,034			74,423				68,441				75,976
Total liabilities	1,853,887			1,734,445				1,607,141				1,535,472
Stockholders’ equity	485,926			479,424				472,668				469,409
Total liabilities and stockholders’ equity	$2,339,813			$2,213,869				$2,079,809				$2,004,881
Net interest income						$56,787				$53,708				$46,839
Interest rate spread(5)			2.40%				2.45%				2.25%				1.81%
Net interest margin(6)							2.83%				2.81%				2.54%
Ratio of interest-earning assets to interest-bearing liabilities	1.21	x		1.21	x			1.24	x			1.26	x

(1)	Non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.
(2)	Mark to market valuation allowances have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and Federal Home Loan Bank of New York capital stock.
(4)
Includes actual balance of non-interest-bearing deposits of $53,709,000 at June 30, 2010 and average balances of non-interest-bearing deposits of $55,436,000, $51,132,000 and $59,169,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of interest-earning assets.

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

	Years Ended June 30,			Years Ended June 30,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Net loans receivable	$(1,903)	$(527)	$(2,430)	$6,492	$(1,056)	$5,436
Mortgage-backed securities	(929)	(3,565)	(4,494)	(168)	339	171
Securities:
Tax-exempt	(1)	(2)	(3)	(419)	(21)	(440)
Taxable	2,667	(5)	2,662	(308)	(470)	(778)
Other interest-earning assets	416	(951)	(535)	(818)	(3,030)	(3,848)
Total interest-earning assets	$250	$(5,050)	$(4,800)	$4,779	$(4,238)	$541

Interest expense:
Interest-bearing demand	$514	$(288)	$226	$121	$(737)	$(616)
Savings and club	233	(59)	174	(110)	(90)	(200)
Certificates of deposit	2,060	(10,065)	(8,005)	1,818	(8,616)	(6,798)
Federal Home Loan Bank advances	(207)	(67)	(274)	1,593	(307)	1,286
Total interest-bearing liabilities	$2,600	$(10,479)	$(7,879)	$3,422	$(9,750)	$(6,328)

Change in net interest income	$(2,350)	$5,429	$3,079	$1,357	$5,512	$6,869

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

Cash and cash equivalents, consisting primarily of interest-bearing deposits in other banks decreased $30.1 million to $181.4 million at June 30, 2010 from $211.5 million at June 30, 2009.  At June 30, 2010, interest-bearing deposits included $5.9 million on deposit with a money center bank and $172.2 million on deposit with the FHLB of New York.  Management routinely transfers funds between the two depository institutions to maximize the return on the funds, with the former pricing off of 30-day Libor and the latter off of the federal funds rate.

Management reviews cash flow projections regularly and updates them quarterly in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals.   Commitments at the close of fiscal 2010 were not materially different from commitments at the close of the prior fiscal year.  At June 30, 2010, the Bank had outstanding commitments to originate loans of $28.0 million compared to $35.0 million at June 30, 2009.  Construction loans in process and unused lines of credit were $4.7 million and $25.9 million, respectively, at June 30, 2010 compared to $7.6 million and $24.9 million, respectively, at June 30, 2009.  At June 30, 2010, the Bank had $716.3 million of certificates of deposit maturing in one year compared to $740.4 million at June 30, 2009.

At June 30, 2010, the Bank had agreements to fund the purchase of loans on a flow basis of $1.0 million compared to $8.7 million at June 30, 2009.  The Bank periodically enters into purchase agreements with a limited number of smaller, local mortgage companies to supplement the Bank’s loan production pipeline.  These agreements call for the purchase, on a flow basis, of mortgage loans with servicing released to the Bank.

Deposits increased $202.4 million to $1.62 billion at June 30, 2010 from $1.42 billion at June 30, 2009.  During the fiscal 2010, interest-bearing demand deposits increased $92.5 million to $256.2 million, savings deposits increased $32.5 million to $334.2 million, certificates of deposit increased $74.8 million to $979.5 million and non-interest-bearing demand deposits increased $2.5 million to $53.7 million.

Throughout fiscal 2010, the Bank priced deposit interest rates at levels management considered to be reasonably competitive in the marketplace.  Despite the decline in the Bank’s offering rates for deposits during the year, the Bank continued to experience inflows of deposits as customers continued to seek the safety of insured deposits as an alternative to uninsured investments.  The growth in interest-bearing checking also reflected the promotion of the Bank’s “High Yield Checking” product during the latter half of fiscal 2010.  As noted earlier, “High Yield Checking” is primarily designed to attract core deposits in the form of customers’ primary checking accounts through interest rate and fee reimbursement incentives to qualifying customers.  The comparatively higher interest expense associated with the “High Yield Checking” product in relation to our other checking products is expected to be partially offset by an associated increase in transaction fee income.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and to the extent that maturing deposits do not remain with us, management may replace the funds with advances.  The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit of $200.0 million or by taking additional short-term or long-term advances.  The Bank borrowed $200.0 million during fiscal 2008 to replenish liquidity previously depleted by loan originations and deposit outflows and make cash available for potential implementation of growth and diversification strategies related to execution of the Company’s business plan.  As of June 30, 2010, the Bank’s borrowing potential was $19.7 million without pledging additional collateral.  With no advances maturing during the year, the Bank’s balance of FHLB advances remained unchanged at $210.0 million at June 30, 2010 from June 30, 2009.

The following table discloses our contractual obligations and commitments as of June 30, 2010.

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In Thousands)

Operating lease obligations	$3,450	$497	$526	$496	$1,931
Certificates of deposit	979,532	716,289	241,508	21,734	1
Federal Home Loan Bank advances	210,000	10,000	—	—	200,000

Total	$1,192,982	$726,786	$242,034	$22,230	$201,932

	Total	Less than			After
	Combined	1 Year	1-3 Years	4-5 Years	5 Years
	(In Thousands)

Undisbursed funds from approved lines of credit(1)	$25,853	$2,724	$—	$—	$23,129
Construction loans in process(1)	4,708	4,708	—	—	—
Other commitments to extend credit(1)	27,997	27,561	436	—	—

Total	$58,558	$34,993	$436	$—	$23,129

(1)	Represents amounts committed to customers.

Our material capital expenditure plans for the year ending June 30, 2011 include extensive renovations and improvements to one Bank property.  We expect work to begin this year at our existing retail branch in Lyndhurst and anticipate approximately $1.3 million in funds will be required for the plan related to this location. The general business purpose of these expenditures is to maintain and improve the Bank’s facilities. We anticipate that cash flows from our normal operations will be sufficient for these expenditure plans.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At June

30, 2010, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.  At June 30, 2010, outstanding loan commitments totaled $58.6 million compared to $67.4 million at June 30 2009. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  For additional information regarding our outstanding lending commitments at June 30, 2010, see Note 16 to consolidated financial statements contained in this Annual Report on Form 10-K.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its well capitalized status in accordance with regulatory standards.  As of June 30, 2010, the Bank exceeded all capital requirements of the OTS.  The Bank’s regulatory capital ratios at June 30, 2010 were as follows: core capital 16.44%; Tier I risk-based capital 37.54%; and total risk-based capital 37.98%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.  For additional information regarding regulatory capital at June 30, 2010, see Note 14 to consolidated financial statements contained in this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by the Company, please refer to Note 2 of the Notes to the Consolidated Financial Statements.

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

With respect to the maturity and re-pricing of its interest-bearing liabilities, at June 30, 2010, $716.3 million or 73.1% of our certificates of deposit mature within one year with an additional $173.0 million or 17.7% maturing in greater than one year but less than or equal to two years.  Based on current market interest rates, the majority of these certificates are projected to re-price downward to the extent they remain with the Bank at maturity.  Of the $210.0 million of FHLB borrowings at June 30, 2010, all have fixed interest rates with $200.0 million maturing during fiscal 2018, but callable on a quarterly basis prior to maturity.  Given current market interest rates, the call options are not currently expected to be exercised by the FHLB.  The remaining $10.0 million of FHLB borrowings are non-callable and mature during fiscal 2011.

With respect to the maturity and re-pricing of the Company’s interest-earning assets, at June 30, 2010, $21.1 million, or 2.1% of our total loans will reach their contractual maturity dates within one year with the remaining $992.1 million, or 97.9% of total loans having remaining terms to contractual maturity in excess of one year.  Of loans maturing after one year, $886.0 million or 89.3% had fixed rates of interest while the remaining $106.0 million or 10.7% had adjustable rates of interest.

Regarding investment securities, at June 30, 2010, only $4.8 million or 0.5% of our securities will reach their contractual maturity dates within one year with the remaining $984.9 million, or 99.5% of total securities, having remaining terms to contractual maturity in excess of one year.  Of the latter category, $801.3 million comprising 81.0% of our total securities had fixed rates of interest while the remaining $183.6 million comprising 18.5% of our total securities had adjustable or floating rates of interest.

At June 30, 2010, mortgage-related assets, including mortgage loans and mortgage-backed securities, total $1.65 billion and comprise 76.4% of total earning assets.  In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets.  In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them.  In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans.  By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates.

These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

While the Company retained its liability sensitivity during fiscal 2010, the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, has declined during fiscal 2010.  Specifically, the Company’s cumulative one-year gap percentage improved from -5.17% at June 30, 2009 to +0.91% at June 30, 2010.  Moreover, the Company’s cumulative three-year gap percentage changed from +3.47% to +9.00% over those same comparative periods.

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

The upward trend in shorter term interest rates was reversed in September, 2007 as the Federal Reserve began to lower the target rate for federal funds in reaction to the threat of a looming recession triggered by growing volatility and instability in the housing and credit markets.  The effects of those isolated crises rapidly grew to threaten the viability of the domestic and international financial markets as a whole.  In reaction to that larger threat, the Federal Reserve reduced the target federal funds rate by a total of over 500 basis points from 5.25% at June, 2007 to a range between 0.00% and 0.25% which remains in effect at June 30, 2010.  During that three-year period, federal funds rate and other shorter term market interest rates decreased by a far greater degree than longer term market interest rates.  For example, the market yield on the one-year U.S. Treasury decreased 369 basis points from 4.01% at June 30, 2007 to 0.32% at June 30, 2010.  By comparison, the market yield on the 10-year U.S. Treasury decreased by only 206 basis points from 5.03% to 2.97% over those same time periods.  The steepening yield curve during that three year period had a beneficial impact on the Company’s net interest spread which increased 75 basis points from 1.70% for the year ended June 30, 2007 to 2.45% for the year ended June 30, 2010.

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

As illustrated in the tables below, the Bank’s NPV would be negatively impacted by an increase in interest rates.  This result is expected given the Bank’s liability sensitivity noted earlier.  Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of the Bank’s interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Bank’s assets compared to the beneficial impact arising from the reduced present value of its liabilities.  Hence, the Bank’s NPV and NPV ratio decline in the increasing interest rate scenarios.  Historically low interest rates at June 30, 2010 preclude the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the external OTS NPV analysis as of June 30, 2010 and June 30, 2009, respectively.

	At June 30, 2010
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	311,695	-126,395	-29%	14.34%	-437 bps
+200 bps	365,314	-72,776	-17%	16.32%	-239 bps
+100 bps	411,386	-26,704	-6%	17.90%	-81 bps
0 bps	438,090	-	-	18.71%	-
-100 bps	446,764	8,674	+2%	18.88%	+18 bps

	At June 30, 2009
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	303,185	-92,395	-23%	15.39%	-350 bps
+200 bps	340,570	-55,010	-14%	16.90%	-200 bps
+100 bps	372,549	-23,031	-6%	18.11%	-79 bps
0 bps	395,580	-	-	18.90%	-
-100 bps	406,049	10,469	+3%	19.17%	+27 bps
(1) The -200 bps and -300 bps scenarios are not shown due to the low prevailing interest rate environment.

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined by bank regulators as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points.  Based upon the tables above, the Bank’s sensitivity measure increased by 39 basis points from     -200 basis points at June 30, 2009 to –239 basis points at June 30, 2010 which indicates an aggregate increase in the Bank’s sensitivity to movements in interest rates from period to period.

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

While several internal and external factors working in concert contributed to the reported change in the Bank’s sensitivity measure, the Bank attributes the net increase in that measure from year to year to the overall increase in investment securities funded through the reinvestment of short term, liquid assets and incoming cash flows from growth in deposits and a net decrease in loans receivable.

Specifically, the Company’s investment portfolio, comprising both mortgage-backed and non-mortgage backed securities, increased by $273.5 million to $989.7 million at June 30, 2010 from $716.1 million at June 30, 2009.  The funding for that growth was provided, in part, by a net decrease in the Company’s cash and cash equivalents of $30.1 million from $211.5 million or 10.0% of total assets at June 30, 2009 to $181.4 million or 7.8% of total assets at June 30, 2010. The reinvestment of short term liquid assets, which are re-priced on a day-to-day basis to reflect current market interest rates, into comparatively longer duration investment securities contributed to the reported increase in the sensitivity measure.

Funding for the increase in investments was also provided by the growth in deposits which increased by $202.4 million from June 30, 2009 to June 30, 2010.  A significant portion of that increase included growth in certificates of deposit that, in aggregate, reprice more frequently than the investments into which such funds were deployed thereby contributing to the reported increase in interest rate sensitivity.

The $32.1 decline in loans receivable between those same comparative periods, excluding changes in the allowance for loan losses, also contributed to the funding for the growth in investment securities.  In general, the reinvestment of loan repayments into comparatively shorter duration investment securities partially offset the increases in interest rate sensitivity arising from the other funding sources.  Taken together, however, these changes in balance sheet allocation increased the aggregate longevity of the Bank’s interest-earning assets in relation to its interest-bearing liabilities and, thereby, increased the sensitivity to interest rate risk as quantified by the Bank’s sensitivity measure.

Because the Bank’s sensitivity measure and NPV ratio in the +200 bps scenario exceeded the thresholds established by its primary regulator, the Bank’s “TB 13a Level of Risk” was rated as “Minimal” based upon the results of the OTS interest rate risk model as of June 30, 2010 and June 30, 2009.  TB-13a is the OTS’s primary regulatory guidance concerning the management of interest rate risk.

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

At June 30, 2010
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Changes in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$59,683	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	59,538	-145	-0.24
Immediate and permanent	Parallel	Static	+200 bps	One Year	58,809	-874	-1.46
Immediate and permanent	Parallel	Static	+300 bps	One Year	56,713	-2,970	-4.98
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

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements are contained in this Annual Report on Form 10-K immediately following Item 15.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On October 1, 2009, the Registrant was notified that the audit practice of Beard Miller LLP (“Beard”) was combined with Parente Randolph, LLC to form ParenteBeard LLC (“ParenteBeard”). On October 1, 2009, Beard resigned as the Registrant’s auditors and with the approval of the Audit Committee of the Registrant’s Board of Directors on October 5, 2009, ParenteBeard was engaged as its independent registered public accounting firm.

Prior to engaging ParenteBeard, the Registrant did not consult with ParenteBeard regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by ParenteBeard on the Registrant’s financial statements, and ParenteBeard did not provide any written or oral advice that was an important factor considered by the Registrant in reaching a decision as to any such accounting, auditing or financial reporting issue.
The reports of Beard regarding the Registrant’s consolidated financial statements for the fiscal years ended June 30, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended June 30, 2009 and 2008, and during the interim period from the end of the most recently completed fiscal year through the date of their resignation, there were no disagreements with Beard on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Beard would have caused it to make reference to such disagreement in its reports.

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

2.           Report of Independent Registered Public Accounting Firm.

The report of ParenteBeard LLC on the Company’s internal control over financial reporting appears in the Company’s consolidated financial statements that are contained in this Annual Report on Form 10-K immediately following Item 15.  Such report is incorporated herein by reference.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Information Regarding Directors and Executive Officers” and “Operation of the Board of Directors” in the Registrant’s definitive proxy statement for the Registrant’s 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.

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

(d)
Securities Authorized for Issuance Under Equity Compensation Plans.  Set forth below is information as of June 30, 2010 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

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

(1)
In addition to 3,225,740 options outstanding under this plan as of June 30, 2010, restricted stock awards of 250,539 shares were non-vested under this plan as of June 30, 2010.  Such awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter.  As of June 30, 2010, there were 155,959 shares remaining available for restricted share awards under this plan and these shares are included under column (C) as securities remaining available for future issuance under this plan along with 319,897 options remaining available for award.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information that appears under the section captioned “Corporate Governance – Related Party Transactions” and “ – Director Independence” in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)           The following financial statements and the independent auditors’ report appear in this Annual Report on Form 10-K immediately after this Item 15:

Management Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of June 30, 2010 and 2009
Consolidated Statements of Income For the Years Ended June 30, 2010, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended June 30, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           The following exhibits are filed as part of this report:

2.1	Agreement and Plan of Merger, dated as of May 25, 2010, by and among Kearny Financial Corp., Kearny Federal Savings Bank, Central Jersey Bancorp and Central Jersey Bank, National Association *
3.1	Charter of Kearny Financial Corp.**
3.2	Bylaws of Kearny Financial Corp. ***
4	Stock Certificate of Kearny Financial Corp**
10.1	Employment Agreement between Kearny Federal Savings Bank and John N. Hopkins**†
10.2	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler***†
10.3	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones***†
10.4	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood***†
10.5	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi***†
10.6	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce***†
10.7	Employment Agreement between Kearny Federal Savings Bank and Craig Montanaro***†
10.8	Employment Agreement between Kearny Financial Corp. and John N. Hopkins****†
10.9	Directors Consultation and Retirement Plan**†
10.10	Benefit Equalization Plan**†
10.11	Benefit Equalization Plan for Employee Stock Ownership Plan**†
10.12	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan *****†

10.13	Kearny Federal Savings Bank Director Life Insurance Agreement******†
10.14	Kearny Federal Savings Bank Executive Life Insurance Agreement******†
10.15	Kearny Financial Corp. Directors Incentive Compensation Plan*******†
11	Statement regarding computation of earnings per share
16.1	Letter re Change in Certifying Accountant ********
21	Subsidiaries of the Registrant
23	Consent of ParenteBeard LLC
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Incorporated by reference to the identically numbered exhibit to the Registrant’s Current Report on Form 8-K filed May 26 2010.
**	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
***	Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008 (File No. 000-51093)
****	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on June 19, 2008. (File No. 000-51093).
*****	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204)
******	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on August 18, 2005. (File No. 000-51093).
*******	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on December 9, 2005. (File No. 000-51093).
********	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on October 6, 2009. (File No. 000-51093).

120 Passaic Avenue ● Fairfield, NJ 07004-3510 ● 973-244-4500

September 13, 2010

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of June 30, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2010, a copy of which is included in this annual report.

/s/ John N. Hopkins	/s/ Craig L. Montanaro	/s/ William C. Ledgerwood
John N. Hopkins	Craig L. Montanaro	William C. Ledgerwood
Chief Executive Officer	President and Chief Operating Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kearny Financial Corp.

We have audited Kearny Financial Corp.’s (the “Company”) internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders' equity, and cash flows of the Company, and our report dated September 13, 2010 expressed an unqualified opinion thereon.

Clark, New Jersey
September 13, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Kearny Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries (collectively the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2010.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2010 and 2009, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2010, expressed an unqualified opinion thereon.

Clark, New Jersey
September 13, 2010

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30,
	2010	2009
Assets	(In Thousands, Except Share and Per Share Data)

Cash and amounts due from depository institutions	$3,286	$25,970
Interest-bearing deposits in other banks	178,136	185,555

Cash and Cash Equivalents	181,422	211,525

Securities available for sale (amortized cost; 2010 $30,960; 2009 $31,658)	29,497	28,027
Securities held to maturity (estimated fair value; 2010 $256,914; 2009 $-0-)	255,000	-
Loans receivable, including net premiums and deferred loan costs 2010 $564; 2009 $962	1,013,713	1,045,847
Less allowance for loan losses	(8,561)	(6,434)

Net Loans Receivable	1,005,152	1,039,413

Mortgage-backed securities available for sale (amortized cost; 2010 $673,414; 2009 $665,127)	703,455	683,785
Mortgage-backed securities held to maturity (estimated fair value; 2010 $1,754; 2009 $3,678)	1,700	4,321
Premises and equipment	34,989	35,495
Federal Home Loan Bank of New York (“FHLB”) stock	12,867	12,950
Interest receivable	8,338	8,237
Goodwill	82,263	82,263
Bank owned life insurance	19,833	16,267
Deferred income tax assets, net	-	1,395
Other assets	5,297	1,243

Total Assets	$2,339,813	$2,124,921

Liabilities and Stockholders’ Equity
Liabilities

Deposits:
Non-interest bearing	$53,709	$51,210
Interest-bearing	1,569,853	1,369,991

Total Deposits	1,623,562	1,421,201

Advances from FHLB	210,000	210,000
Advance payments by borrowers for taxes	5,699	5,714
Deferred income tax liabilities, net	4,391	-
Other liabilities	10,235	11,286

Total Liabilities	1,853,887	1,648,201

Stockholders’ Equity
Preferred stock, $0.10 par value; 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.10 par value; 75,000,000 shares authorized; 72,737,500 shares issued; 2010 68,344,277 outstanding; 2009 69,241,600 outstanding	7,274	7,274
Paid-in capital	213,529	208,577
Retained earnings	312,844	309,687
Unearned Employee Stock Ownership Plan shares; 2010 969,828 shares; 2009 1,115,304 shares	(9,698)	(11,153)
Treasury stock, at cost; 2010 4,393,223 shares; 2009 3,495,900 shares	(54,738)	(45,985)
Accumulated other comprehensive income	16,715	8,320

Total Stockholders’ Equity	485,926	476,720

Total Liabilities and Stockholders’ Equity	$2,339,813	$2,124,921

See notes to consolidated  financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Income

Years Ended June 30,
2010	2009	2008
(In Thousands, Except Per Share Data)
Interest Income

Loans	$58,129	$60,559	$55,123
Mortgage-backed securities	30,450	34,944	34,773
Securities:
Taxable	3,070	408	1,186
Tax-exempt	631	634	1,074
Other interest-earning assets	828	1,363	5,211

Total Interest Income	93,108	97,908	97,367

Interest Expense

Deposits	28,089	35,694	43,308
Borrowings	8,232	8,506	7,220

Total Interest Expense	36,321	44,200	50,528

Net Interest Income	56,787	53,708	46,839

Provision for Loan Losses	2,616	317	94

Net Interest Income after Provision for Loan Losses	54,171	53,391	46,745

Non-Interest Income

Fees and service charges	1,422	1,415	1,336
Gain (loss) on sale of securities	509	(415)	-
Other-than-temporary security impairment:
Total	(446)	(988)	(659)
Less: Portion recognized in other comprehensive income	240	274	-
Portion recognized in earnings	(206)	(714)	(659)
Miscellaneous	973	1,233	1,372

Total Non-Interest Income	2,698	1,519	2,049

Non-Interest Expenses

Salaries and employee benefits	26,936	25,449	24,678
Net occupancy expense of premises	4,172	4,132	3,746
Equipment and systems	4,429	4,486	4,546
Advertising	907	900	852
Federal deposit insurance premium	1,307	1,864	186
Directors’ compensation	2,213	2,200	2,250
Merger-related expenses	373	-	-
Miscellaneous	4,757	4,891	4,681

Total Non-Interest Expenses	45,094	43,922	40,939

Income before Income Taxes	11,775	10,988	7,855

Income Taxes	4,963	4,597	1,951

Net Income	$6,812	$6,391	$5,904

Net Income per Common Share (EPS)
Basic and Diluted	$0.10	$0.09	$0.08

Weighted Average Number of Common Shares Outstanding
Basic	67,920	68,710	69,522

Diluted	67,920	68,710	69,522

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended June 30, 2010, 2009 and 2008

	Common Stock		Paid in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance – June 30, 2007	71,143	$ 7,274	$ 197,976	$ 304,970	$ (14,063)	$ (24,361)	$ (9,204)	$ 462,592
Comprehensive income:
Net income	-	-	-	5,904	-	-	-	5,904
Loss on impairment of securities available for sale, net of tax benefit of $0	-	-	-	-	-	-	659	659
Unrealized gain on securities available for sale, net of deferred income tax expense of $4,091	-	-	-	-	-	-	6,169	6,169
Benefit plan, net of deferred income tax expense of $433	-	-	-	-	-	-	652	652
Total comprehensive income								13,384
ESOP shares committed to be released (144 shares)	-	-	278	-	1,455	-	-	1,733
Dividends contributed for payment of ESOP loan	-	-	54	-	-	-	-	54
Stock option expense	-	-	1,908	-	-	-	-	1,908
Treasury stock purchases	(659)	-	-	-	-	(7,738)	-	(7,738)
Treasury stock reissued	5	-	(13)	-	-	76	-	63
Restricted stock plan shares earned (252 shares)	-	-	3,084	-	-	-	-	3,084
Tax effect from stock-based compensation	-	-	(21)	-	-	-	-	(21)
Cash dividends declared ($0.20/public share)	-	-	-	-	(3,688)	-	-	(3,688)
Balance – June 30, 2008	70,489	$ 7,274	$ 203,266	$ 307,186	$ (12,608)	$ (32,023)	$ (1,724)	$ 471,371

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended June 30, 2010, 2009 and 2008

Common Stock			Paid in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Shares		Amount
Balance – June 30, 2008	70,489	$ 7,274	$ 203,266	$ 307,186	$ (12,608)	$ (32,023)	$ (1,724)	$ 471,371
Comprehensive income:
Net income	-	-	-	6,391	-	-	-	6,391
Realized loss on securities available for sale, net of income tax benefit of $170	-	-	-	-	-	-	245	245
Unrealized gain on securities available for sale, net of deferred income tax expense of $6,821	-	-	-	-	-	-	9,925	9,925
Non-credit related other-than- temporary impairment losses on securities held to maturity, net of income tax benefit of $113	-	-	-	-	-	-	(161)	(161)
Benefit plan, net of deferred income tax expense of $116	-	-	-	-	-	-	184	184
Total comprehensive income								16,584
Adjustment to initially apply benefit plan measurement date provisions, net of income tax benefit of $34	-	-	-	(66)	-	-	16	(50)
Cumulative-effect adjustment to initially apply split-dollar life insurance guidance	-	-	-	(480)	-	-	-	(480)
Cumulative-effect adjustment to initially apply security impairment guidance, net of income tax benefit of $115	-	-	-	165	-	-	(165)	-
ESOP shares committed to be released (144 shares)	-	-	236	-	1,455	-	-	1,691
Dividends contributed for payment of ESOP loan	-	-	81	-	-	-	-	81
Stock option expense	-	-	1,906	-	-	-	-	1,906
Treasury stock purchases	(1,247)	-	-	-	-	(13,962)	-	(13,962)
Restricted stock plan shares earned (251 shares)	-	-	3,086	-	-	-	-	3,086
Tax effect from stock-based compensation	-	-	2	-	-	-	-	2
Cash dividends declared ($0.20/public share)	-	-	-	-	(3,509)	-	-	(3,509)
Balance – June 30, 2009	69,242	$ 7,274	$ 208,577	$ 309,687	$ (11,153)	$ (45,985)	$ 8,320	$476,720

See notes to consolidated financial statements.

Common Stock			Paid in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Shares		Amount
Balance – June 30, 2009	69,242	$ 7,274	$ 208,577	$ 309,687	$ (11,153)	$ (45,985)	$ 8,320	$ 476,720
Comprehensive income:
Net income	-	-	-	6,812	-	-	-	6,812
Realized gain on securities available for sale, net of income tax expense of $634	-	-	-	-	-	-	(911)	(911)
Unrealized gain on securities available for sale, net of deferred income tax expense of $6,171	-	-	-	-	-	-	8,925	8,925
Non-credit related other-than-temporary impairment on securities held to maturity sold, net of deferred income tax expense of $228	-	-	-	-	-	-	326	326
Benefit plan, net of deferred income tax expense of $36	-	-	-	-	-	-	55	55
Total comprehensive income								15,207
ESOP shares committed to be released (145 shares)	-	-	30	-	1,455	-	-	1,485
Dividends contributed for payment of ESOP loan	-	-	107	-	-	-	-	107
Stock option expense	-	-	1,907	-	-	-	-	1,907
Treasury stock purchases	(898)	-	-	-	-	(8,753)	-	(8,753)
Restricted stock plan shares earned (251 shares)	-	-	3,084	-	-	-	-	3,084
Tax effect from stock-based compensation	-	-	(176)	-	-	-	-	(176)
Cash dividends declared ($0.20/public share)	-	-	-	(3,355)	-	-	-	(3,355)
Cash dividend to Kearny MHC	-	-	-	(300)	-	-	-	(300)
Balance – June 30, 2010	68,344	$ 7,274	$ 213,529	$ 312,844	$ (9,698)	$ (54,738)	$ 16,715	$ 485,926

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30,
2010	2009	2008
(In Thousands)

Cash Flows from Operating Activities
Net income	$6,812	$6,391	$5,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,745	1,777	1,856
Net amortization of premiums, discounts and loan fees and costs	952	722	839
Deferred income taxes	(15)	673	(1,950)
Amortization of intangible assets	22	29	241
Amortization of benefit plans’ unrecognized net loss, net of gain from curtailment	143	207	224
Provision for loan losses	2,616	317	94
Realized loss on sale of securities available for sale	-	415	-
Realized gain on sale of mortgage-backed securities available for sale	(1,545)	-	-
Realized loss on sale of mortgage-backed securities held to maturity	1,036	-	-
Loss on other-than-temporary impairment of securities	206	714	659
Realized gain on sale of deposits	-	(132)	-
Realized loss on disposition of premises and equipment	13	7	-
Realized gain on sale of real estate owned	(8)	-	-
Increase in cash surrender value of bank owned life insurance	(556)	(558)	(555)
ESOP, stock option plan and restricted stock plan expenses	6,476	6,683	6,725
(Increase) decrease in interest receivable	(101)	712	(921)
(Increase) decrease in other assets	(4,021)	170	2,503
Increase (decrease) in interest payable	13	(72)	878
(Decrease) increase in other liabilities	(1,059)	2,101	(249)

Net Cash Provided by Operating Activities	12,729	20,156	16,248

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30,
2010	2009	2008
(In Thousands)

Cash Flows from Investing Activities
Purchases of securities available for sale	$-	$-	$(357)
Proceeds from sales of securities available for sale	-	1,353	48,476
Proceeds from calls and maturities of securities available for sale	-	35	661
Proceeds from repayments of securities available for sale	699	872	838
Purchases of securities held to maturity	(265,000)	-	-
Proceeds from calls and maturities of securities held to maturity	10,000	-	-
Purchases of loans	(31,216)	(67,698)	(102,228)
Net decrease (increase) in loans receivable	62,091	49,348	(59,319)
Proceeds from sale of real estate owned	495	-	-
Purchases of mortgage-backed securities available for sale	(224,643)	(77,364)	(224,188)
Principal repayments on mortgage-backed securities available for sale	182,836	137,741	152,694
Proceeds from sale of mortgage-backed securities available for sale	34,215	-	-
Principal repayments on mortgage-backed securities held to maturity	932	780	-
Proceeds from sale of mortgage-backed securities held to maturity	1,124	-	-
Additions to premises and equipment	(1,258)	(2,328)	(1,437)
Proceeds from cash settlement on premises and equipment	6	-	-
Purchase of bank owned life insurance	(3,010)	-	-
Purchases of FHLB stock	-	(459)	(9,386)
Redemptions of FHLB stock	83	585	472

Net Cash Provided by (Used in) Investing Activities	(232,646)	42,865	(193,774)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	202,344	50,615	(32,639)
Payment in connection with sale of deposits	-	(8,254)	-
Repayment of long-term FHLB advances	-	(8,000)	(10,488)
Long-term FHLB advances	-	-	200,000
(Decrease) increase in advance payments by borrowers for taxes	(15)	(135)	389
Dividends paid to stockholders of Kearny Financial Corp.	(3,693)	(3,566)	(3,712)
Purchase of common stock of Kearny Financial Corp. for treasury	(8,753)	(13,962)	(7,738)
Treasury stock reissued	-	-	63
Dividends contributed for payment of ESOP loan	107	81	54
Tax (expense) benefit from stock based compensation	(176)	2	(21)

Net Cash Provided by Financing Activities	189,814	16,781	145,908

Net (Decrease) Increase in Cash and Cash Equivalents	(30,103)	79,802	(31,618)

Cash and Cash Equivalents - Beginning	211,525	131,723	163,341

Cash and Cash Equivalents - Ending	$181,422	$211,525	$131,723

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30,
2010	2009	2008
(In Thousands)

Supplemental Disclosures of Cash Flows Information
Cash paid during the year for:
Income taxes, net of refunds	$4,606	$3,854	$1,946

Interest	$36,308	$44,272	$49,650

Non-cash investing activities:
Real estate owned acquired in settlement of loans	$543	$-	$-
Mortgage-backed securities held to maturity received in exchange for equity security available for sale	$-	$5,972	$-

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

Business of the Company and Subsidiaries

The Company’s primary business is the ownership and operation of the Bank.  The Bank is principally engaged in the business of attracting deposits from the general public at its 27 locations in New Jersey and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities.  Loans originated or purchased by the Bank generally include loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers.  The investment securities purchased by the Bank generally include U.S. agency mortgage-backed securities, U.S. government and agency debentures and bank-qualified municipal obligations.  The Bank maintains a small balance of single issuer trust preferred securities and non-agency mortgage-backed securities which were acquired through the Company’s purchase of other institutions and does not actively purchase such securities.

The Company’s other subsidiary, Kearny Financial Securities, Inc., was organized in April 2005 under Delaware law as a Delaware Investment Company primarily to hold investment and mortgage-backed securities.  At June 30, 2010 and during the three-year period then ended, Kearny Financial Securities, Inc. was considered inactive.

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

KFS Investment Corp. was organized in October 2007 under New Jersey law as a New Jersey Investment Company to potentially replace Kearny Federal Investment Corp.  At June 30, 2010 and during the three-year period then ended, KFS Investment Corp. was considered inactive.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other banks, all with original maturities of three months or less.

Securities

In accordance with applicable accounting standards, the Company classifies its investment securities into one of three portfolios: held to maturity, available for sale or trading.  Investments in debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income (“OCI”) component of stockholders’ equity.

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired.  Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary”.

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

Premiums and discounts on all securities are generally amortized/accreted to maturity by use of the level-yield method considering the impact of principal amortization and prepayments on mortgage-backed securities.  Premiums on callable securities are generally amortized to the call date whereas discounts on such securities are accreted to the maturity date.  Gain or loss on sales of securities is based on the specific identification method.

Concentration of Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist of cash and cash equivalents, loans receivable and mortgage-backed securities.  Cash and cash equivalents include deposits placed in other financial institutions.  At June 30, 2010, the Company had interest-earning accounts totaling $5,932,000 and $172,204,000 in one money center bank and the Federal Home Loan Bank (“the FHLB”) of New York, respectively, while non-interest-earning accounts held in these and other depository institutions totaled $3,286,000.  Securities include concentrations of investments backed by U.S. government agencies, including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the Small Business Administration (“SBA”).  Lesser concentration risk exists in the Bank’s municipal obligations, non-agency mortgage-backed securities and single issuer trust preferred securities due to comparatively lower total balances of such securities held by the Bank and the variety of issuers represented.  The Bank's lending activity is primarily concentrated in loans collateralized by real estate in the State of New Jersey.  As a result, credit risk is broadly dependent on the real estate market and general economic conditions in the state.  Additionally, the Bank’s lending policies limit the amount of credit extended to any single borrower and their related interests thereby limiting the concentration of credit risk to any single borrower.

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

Recognition of interest by the accrual method is generally discontinued when interest or principal payments are ninety days or more in arrears on a contractual basis, or when other factors indicate that the collection of  such amounts is doubtful.  At the time a loan is placed on nonaccrual status, an allowance for uncollected interest is recorded in the current period for previously accrued and uncollected interest.  Interest on such loans, if appropriate, is recognized as income when payments are received.  A loan is returned to accrual status when interest or principal payments are no longer ninety days or more in arrears on a contractual basis and factors indicating doubtful collectability no longer exist.

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

The Company’s allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is performed monthly.  Based upon the results of the classification of assets and credit file review processes described earlier, the Company first identifies the loans that must be reviewed individually for impairment.  Loans eligible for individual impairment review generally represent the Company’s larger and/or more complex loans including commercial mortgage loans, comprising multi-family, nonresidential real estate and construction loans, as well as the Company’s commercial business loans.  However, the Company may also evaluate certain individual one-to-four family mortgage loans, home equity loans and home equity lines of credit for impairment based upon certain risk factors.  Factors considered in identifying individual loans to be reviewed include, but may not be limited to, delinquency status, size of loan, type and condition of collateral and the financial condition of the borrower.

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

The second tier of the loss measurement process involves estimating the probable and estimable losses which addresses loans not otherwise reviewed individually for impairment.  Such loans generally comprise large groups of smaller-balance homogeneous loans, such as one-to-four family mortgage loans, home equity loans and home equity lines of credit and consumer loans, that may generally be excluded from individual impairment analysis and instead collectively evaluated for impairment.  Such loans also include the remaining non-impaired loans of the larger and/or more complex types, such as the Company’s commercial mortgage and business loans, which were not individually reviewed for impairment.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Valuation allowances established through the second tier of the loss measurement process utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of the Company’s loan portfolio.  These segments aggregate homogeneous subsets of loans with similar risk characteristics based upon loan type.  For allowance for loan loss calculation and reporting purposes, the Company currently stratifies its loan portfolio into six primary categories: residential mortgage loans, multi-family mortgage loans, nonresidential mortgage loans, construction loans, commercial business loans and consumer loans.  Within these broad categories, the Company defines certain segments.  For example, the residential mortgage loan category comprises four primary segments including one-to-four family originated mortgage loans, one-to-four family purchased loans, home equity loans and home equity lines of credit.  Commercial real estate loans, comprising the multi-family and nonresidential mortgage loan categories are each grouped into participations originated through the Thrift Institutions Community Investment Corporation of New Jersey (“TICIC”), a subsidiary of the New Jersey Bankers Association, and other (non-TICIC) loans.  Construction loans segments also differentiate between TICIC participations and other (non-TICIC) loans while also grouping loans by underlying property types such as one-to-four family, multi-family and nonresidential construction loans.  Commercial business loans are generally grouped by collateral type while consumer loans are broken into segments based on both collateral type and/or purpose.

In regard to historical loss factors, the Company’s allowance for loan loss calculation calls for an analysis of historical charge-offs and recoveries for each of the defined segments within the loan portfolio.  The Company currently utilizes a two-year moving average of annual net charge-off rates (charge-offs net of recoveries) by loan segment, where available, to calculate its actual, historical loss experience.  During earlier fiscal years, the Company had generally utilized a five-year “look-back” period to determine the average charge-off history used in the calculation of historical loss factors.  The Company reduced that “look-back” period to two years during fiscal 2010 to better reflect the level of actual losses incurred during the current credit cycle in the calculation of its historical loss factors.  The outstanding principal balance of each loan segment is multiplied by the applicable historical loss factor to estimate the level of probable losses based upon the Company’s historical loss experience.

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

The sum of the probable and estimable loan losses calculated through the first and second tiers of the loss measurement processes as described above, represents the total targeted balance for the Company’s allowance for loan losses at the end of a fiscal period.  As noted earlier, the Company establishes all additional specific valuation allowances in the fiscal period during which additional loan impairments are identified.  This step is generally performed by transferring the required additions to specific valuation allowances on impaired loans from the balance of Company’s general valuation allowances.  After establishing all specific valuation allowances relating to impaired loans, the Company then compares the remaining actual balance of its general

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

valuation allowance to the targeted balance calculated at the end of the fiscal period.  The Company adjusts its balance of general valuation allowances through the provision for loan losses as required to ensure that the balance of the allowance for loan losses reflects all probable and estimable loans losses at the close of the fiscal period.  Any balance of general valuation allowances in excess of the targeted balance is reported as unallocated with such balances attributable to probable losses within the loan portfolio relating to environmental factors within one or more non-specified loan segments.  Notwithstanding calculation methodology and the noted distinction between specific and general valuation allowances, the Company’s entire allowance for loan losses is available to cover all charge-offs that arise from the loan portfolio.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets principally represent the excess cost over the fair value of the net assets of the institutions acquired in purchase transactions.  Goodwill is evaluated annually by reporting unit and an impairment loss recorded if indicated.  The impairment test is performed in two phases.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed.  That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss is recorded to the

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

extent that the carrying amount of goodwill exceeds its implied fair value.  No impairment charges were required to be recorded in the years ended June 30, 2010, 2009 or 2008.  If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined.  The balance of other intangible assets, which were limited to unamortized yield adjustments on purchased deposits, were fully amortized by June 30, 2010.

Bank Owned Life Insurance

Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value.  The change in the net asset value is recorded as a component of non-interest income.  Effective July 1, 2008, the Company adopted revised accounting guidance concerning accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements.    The Company recognized the cumulative effect of adopting the consensus by recording a deferred liability of approximately $480,000, representing the estimated cost of postretirement life insurance benefits accruing to applicable employees and directors covered by an endorsement split-dollar life insurance arrangement, offset by an equivalent adjustment to retained earnings.  The Company recorded additional expense of approximately $39,000 and $33,000 for the years ended June 30, 2010 and 2009, respectively, attributable to the increase in the deferred liability.

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

Effective July 1, 2007, the Company adopted revised accounting guidance concerning accounting for uncertainty in income taxes.  The guidance provided clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with applicable accounting standards.    The guidance prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

The Company’s indentified  no significant income tax uncertainties through the evaluation of its income tax positions for the year ended June 30, 2010.  Therefore, the Company recognized no adjustment for unrecognized income tax benefits during fiscal 2010.  Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.  The Company recognized interest and penalties of $-0-, $-0- and $45,000 during the years ended June 30, 2010, 2009, and 2008, respectively.  The tax years subject to examination by the taxing authorities are the years ended June 30, 2009, 2008 and 2007.

Other Comprehensive Income

The Company records unrealized gains and losses, net of deferred income taxes, on available for sale securities and mortgage-backed securities in accumulated other comprehensive income.  Unrealized losses on available for sale securities recorded through OCI are generally considered “temporary” security impairments.  However, the Company also records noncredit-related, “other-than-temporary” security impairments on both the available for sale and held to maturity debt securities, where applicable, through OCI in circumstances where the sale of the security is unlikely.  Realized gains and losses, if any, are reclassified to non-interest income upon sale of the related securities  The Company has elected to report the effects of OCI in the consolidated statements of stockholders’ equity.

OCI also includes benefit plans amounts recognized in accordance with applicable accounting standards.  This adjustment to OCI reflects, net of tax, transition obligations, prior service costs and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of those standards.

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

Net Income per Common Share (“EPS”)

Basic EPS is based on the weighted average number of common shares actually outstanding adjusted for the Employee Stock Ownership Plan (“the ESOP”) shares not yet committed to be released.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method.  Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

Stock Compensation Plans

Upon approval of the Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan on October 24, 2005, the Company adopted applicable accounting standards requiring the expensing of the fair value of all options granted over their vesting periods and the fair value of all share-based compensation granted over the requisite service periods.

Advertising Expenses

The Company expenses advertising and marketing costs as incurred.

Reclassification

Certain amounts as of and for the years ended June 30, 2009 and 2008 have been reclassified to conform to the current year’s presentation.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of condition date of June 30, 2010, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Proposed Acquisition of Central Jersey Bancorp

On May 25, 2010, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Central Jersey Bancorp (“Central Jersey”) and its wholly owned subsidiary, Central Jersey Bank, National Association (“Central Jersey Bank”), pursuant to which Central Jersey will merge with a to-be-formed subsidiary of the Company and thereby become a wholly owned subsidiary of Company (the “Merger”). Immediately thereafter, Central Jersey Bank will merge with and into the Bank (the “Bank Merger”).  Central Jersey Bank will operate as a division of the Bank for at least 18 months after closing.  At June 30, 2010, Central Jersey Bank had $576.8 million in assets and 13 branch offices in Monmouth and Ocean Counties, New Jersey.

Under the terms of the Merger Agreement, shareholders of Central Jersey will receive $7.50 in cash (the “Merger Consideration”) for each share of Central Jersey common stock held.  The Merger Agreement also

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

provides that all options to purchase Central Jersey stock that are outstanding and unexercised immediately prior to the closing under Central Jersey’s various stock option plans will be cancelled in exchange for a cash payment equal to the positive difference between $7.50 and the exercise price. The estimated aggregate value of the transaction is $72.3 million.

Central Jersey will use its best efforts to redeem the 11,300 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A previously issued to the U.S. Department of Treasury under the TARP Capital Purchase Plan immediately before or contemporaneously with closing.  The warrant issued to the U.S. Treasury in connection with Treasury’s preferred stock investment will be converted into the right to receive the difference between $7.50 and the warrant exercise price times the number of shares covered by the warrant.

Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by shareholders of Central Jersey, governmental filings and regulatory approvals and expiration of applicable waiting periods, absence of litigation, accuracy of specified representations and warranties of the other party, and obtaining material permits and authorizations for the lawful consummation of the Merger and the Bank Merger.  The Merger is also conditioned upon Central Jersey’s nonperforming assets, as defined in the Merger Agreement, not exceeding $20.0 million between March 31, 2010 and the Closing Date.

The transaction is expected to close during the Company’s second fiscal quarter ending December 31, 2010.

Merger-related Expenses

Merger-related expenses are recorded in the Consolidated Statements of Income and include costs relating to Kearny Financial Corp.’s proposed acquisition of Central Jersey Bancorp as described above.  These charges represent one-time costs associated with acquisition activities and do not represent ongoing costs of the fully integrated combined organization.  Accounting guidance requires that acquisition-related transaction and restructuring costs incurred by the Company after June 30, 2009 be charged to expense as incurred.  Previously, such expenses were included as part of the consideration paid and effectively recorded as an adjustment to goodwill.

Note 2 – Recent Accounting Pronouncements

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

In June 2009, the FASB issued guidance concerning consolidation of variable interest entities to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Recent Accounting Pronouncements (Continued)

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Recent Accounting Pronouncements (Continued)

In April, 2010, the FASB issued amended guidance that codifies the consensus reached regarding the effect of a loan modification when the loan is part of a pool that is accounted for as a single asset.  The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amended guidance does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  The amended guidance is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In July, 2010, the FASB issued guidance concerning disclosures about the credit quality of financing receivables and the allowance for credit losses that will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  This guidance requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  The amendments in this guidance apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  The effective date of the guidance differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Stock Offering and Stock Repurchase Plans (Continued)

On January 18, 2007, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 1,036,634 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  During the year ended June 30, 2007, the Company purchased in the open market 516,600 shares at a cost of $7,175,000, or approximately $13.89 per share.  During the year ended June 30, 2008, the Company completed this stock purchase plan, purchasing in the open market 520,034 shares at a total cost of $6,194,000, or approximately $11.91 per share.

On April 23, 2008, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 985,603 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  During the year ended June 30, 2008, the Company purchased in the open market 139,300 shares at a cost of $1,544,000, or approximately $11.09 per share.  During the year ended June 30, 2009, the Company completed this stock purchase plan, purchasing in the open market 846,303 shares at a total cost of $9,787,000, or approximately $11.56 per share.

On March 3, 2009, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 936,323 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  During the year ended June 30, 2009, the Company purchased in the open market 401,100 shares at a cost of $4,175,000, or approximately $10.41 per share.  During the year ended June 30, 2010, the Company completed this stock purchase plan, purchasing in the open market 535,223 shares at a total cost of $5,469,000, or approximately $10.22 per share.

On May 26, 2010, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 889,506 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  During the year ended June 30, 2010, the Company purchased in the open market 362,100 shares at a cost of $3,284,000, or approximately $9.07 per share.

During the years ended June 30, 2010, 2009 and 2008, the federally chartered mutual holding company of the Company, Kearny MHC, waived its right, upon non-objection from the Office of Thrift Supervision, to receive cash dividends of $9,883,000, $10,183,000 and $10,183,000, respectively, declared by the Company during the year.  The MHC elected to receive $300,000 of such dividends during fiscal 2010.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale

Amortized cost, gross unrealized gains and losses and estimated fair value of securities at June 30, 2010 and 2009 and stratification by contractual maturity of securities at June 30, 2010 are presented below:

June 30, 2010
Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
(In Thousands)

Debt securities:
Trust preferred securities	$8,855	$-	$2,255	$6,600
U.S. agency securities	3,980	1	39	3,942
Obligations of state and political subdivisions	18,125	830	-	18,955

Total debt securities	30,960	831	2,294	29,497

Mortgage pass-through securities:
Government National Mortgage Association	14,660	999	31	15,628
Federal Home Loan Mortgage Corporation	263,481	10,267	44	273,704
Federal National Mortgage Association	395,273	18,884	34	414,123

Total mortgage pass-through securities	673,414	30,150	109	703,455

Total securities available for sale	$704,374	$30,981	$2,403	$732,952

	At June 30, 2010
	Amortized Cost	Fair Value
	(In Thousands)

Debt securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	5,220	5,490
Due after five years through ten years	13,026	13,582
Due after ten years	12,714	10,425

	$30,960	$29,497

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale (Continued)

June 30, 2009
Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
(In Thousands)

Debt securities:
Trust preferred securities	$8,846	$40	$3,756	$5,130
U.S. agency securities	4,645	-	88	4,557
Obligations of state and political subdivisions	18,167	237	64	18,340

Total debt securities	31,658	277	3,908	28,027

Mortgage pass-through securities:
Government National Mortgage Association	17,620	861	50	18,431
Federal Home Loan Mortgage Corporation	282,068	7,980	580	289,468
Federal National Mortgage Association	365,439	10,723	276	375,886

Total mortgage pass-through securities	665,127	19,564	906	683,785

Total securities available for sale	$696,785	$19,841	$4,814	$711,812

During the years ended June 30, 2010, 2009 and 2008, proceeds from sales of securities available for sale totaled $34,215,000, $7,325,000 and $48,476,000 and resulted in gross gains of $1,545,000, $-0- and $57,000 and gross losses of $-0-, $415,000 and $57,000, respectively.

At June 30, 2010 and 2009, securities available for sale with carrying value of approximately $243,744,000 and $245,238,000, respectively, were utilized as collateral for borrowings via repurchase agreements through the FHLB of New York.  As of those same dates, securities available for sale with carrying value of approximately $1,421,000 and $1,634,000, respectively, were pledged to secure public funds on deposit.

At June 30, 2010 and 2009, all obligations of states and political subdivisions were guaranteed by insurance policies issued by various insurance companies.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Securities Held to Maturity

Amortized cost, gross unrealized gains and losses and estimated fair value of securities at June 30, 2010 and 2009 and stratification by contractual maturity of securities at June 30, 2010 are presented below:

June 30, 2010
Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)

Debt securities:
U.S. agency securities	$255,000	$1,914	$-	$256,914

Total debt securities	255,000	1,914	-	256,914

Mortgage-related securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	99	12	-	$111
Federal National Mortgage Association	767	71	1	837
Non-agency securities	310	2	43	269

Total collateralized mortgage obligations	1,176	85	44	1,217

Mortgage pass-through securities:
Federal Home Loan Mortgage Corporation	168	5	-	173
Federal National Mortgage Association	356	9	1	364

Total mortgage pass-through securities	524	14	1	537

Total mortgage-related securities	1,700	99	45	1,754

Total securities held to maturity	$256,700	$2,013	$45	$258,668

	At June 30, 2010
	Amortized Cost	Fair Value
	(In Thousands)

Debt securities held to maturity:
Due in one year or less	$-	$-
Due after one year through five years	200,000	201,571
Due after five years through ten years	40,000	40,071
Due after ten years	15,000	15,272

	$255,000	$256,914

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Securities Held to Maturity (Continued)

June 30, 2009
Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)

Mortgage-related securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	$175	$14	$-	$189
Federal National Mortgage Association	1,030	72	3	1,099
Non-agency securities	2,509	2	731	1,780

Total collateralized mortgage obligations	3,714	88	734	3,068

Mortgage pass-through securities:
Federal Home Loan Mortgage Corporation	198	2	-	200
Federal National Mortgage Association	409	2	1	410

Total mortgage pass-through securities	607	4	1	610

Total mortgage-related securities	4,321	92	735	3,678

Total securities held to maturity	$4,321	$92	$735	$3,678

During the year ended June 30, 2010, proceeds from sales of securities held to maturity totaled $1,124,000, and resulted in gross losses of $1,036,000.  The proceeds and losses were fully attributable to the sale of the Company’s non-investment grade, non-agency collateralized mortgage obligations.  These securities were originally acquired as investment grade securities upon the in-kind redemption of the Bank’s interest in the AMF Fund during the first quarter of fiscal 2009.  The ratings of these securities subsequently declined below investment grade with most ultimately being identified as other-than-temporarily impaired resulting in their eligibility for sale from the held-to-maturity portfolio during fiscal 2010.  There were no sales of securities from the held to maturity portfolio during the prior fiscal years ended June 30, 2009 and 2008.

Held to maturity securities were not utilized as collateral for borrowings nor pledged to secure public funds on deposit during the fiscal year ended June 30, 2010.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities

The following four tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at June 30, 2010 and June 30, 2009.  The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented.  Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing certain impairments as “temporary” versus those identified as “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the “available for sale” and “held to maturity” portfolios, except where specifically noted.  As noted earlier, the Company’s mortgage-backed securities held in the available for sale and held to maturity portfolios are generally secured by residential mortgage loans.

Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Securities available for sale:
June 30, 2010:
Trust preferred securities	$-	$-	$5,600	$2,255	$5,600	$2,255
U.S. agency securities	-	-	3,667	39	3,667	39
Mortgage pass-through securities	559	4	906	105	1,465	109

Total	$559	$4	$10,173	$2,399	$10,732	$2,403

June 30, 2009:
Trust preferred securities	$-	$-	$4,090	$3,756	$4,090	$3,756
U.S. agency securities	79	1	4,451	87	4,530	88
Obligations of state and political subdivisions	-	-	3,767	64	3,767	64
Mortgage pass-through securities	31,356	546	22,085	360	53,441	906

Total	$31,435	$547	$34,393	$4,267	$65,828	$4,814
The number of available for sale securities with unrealized losses at June 30, 2010 totaled 28 and included four trust preferred securities, six U.S. agency securities, and 18 mortgage-backed securities.  The number of available for sale securities with unrealized losses at June 30, 2009 totaled 80 and included four trust preferred securities, eight U.S. agency securities, 12 obligations of state and political subdivisions and 56 mortgage-backed securities.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

 Note 6 – Impairment of Securities (Continued)

Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Securities held to maturity:
June 30, 2010:
Collateralized mortgage obligations	$76	$3	$218	$41	$294	$44
Mortgage pass-through securities	66	1	-	-	66	1

Total	$142	$4	$218	$41	$360	$45

June 30, 2009:
Collateralized mortgage obligations	$1,570	$734	$-	$-	$1,570	$734
Mortgage pass-through securities	120	1	-	-	120	1

Total	$1,690	$735	$-	$-	$1,690	$735

The number of held to maturity securities with unrealized losses at June 30, 2010 totaled 23 and included one mortgage-backed security and 22 collateralized mortgage obligations.  The number of held to maturity securities with unrealized losses at June 30, 2009 totaled 47 and included seven mortgage-backed securities and 40 collateralized mortgage obligations.

U.S. Agency Mortgage-backed Securities

The carrying value of the Company’s agency mortgage-backed securities totaled $704.8 million at June 30, 2010 and comprised 71.2% of total investments and 30.1% of total assets as of that date.  This category of securities generally includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored entities such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.  Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby assuring the creditworthiness of the mortgage-backed securities issued by those agencies.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (Continued)

Historically, lower market interest rates generally prompt greater refinancing activity thereby shortening the average lives of mortgage-backed securities and vice-versa.  However, prepayment rates are also influenced by fluctuating real estate values and the overall availability of credit in the marketplace which significantly impacts the ability of borrowers to refinance.  The deteriorating real estate market values and reduced availability of credit that has characterized the residential real estate marketplace over the past two years has significantly slowed both real estate purchase and refinancing activities.  Consequently, prepayment rates on mortgage-backed securities have generally slowed thereby extending their average lives.  The impact of these factors on overall prepayment speeds was partially offset during fiscal 2010 by the accelerated repurchase of delinquent loans out of mortgage-backed security pools by the agencies.  The completion of the “bulk” repurchases of delinquent loans by the agencies by June 30, 2010 is expected to generally result in a return to slower prepayment speeds and extended average lives for agency mortgage-backed securities during fiscal 2011.

The market price of mortgage-backed securities, being the key measure of the fair value to an investor in such securities, is also influenced by the overall supply and demand for such securities in the marketplace.  Absent other factors, an increase in the demand for, or a decrease in the supply of a security increases its price.  Conversely, a decrease in the demand for, or an increase in the supply of a security decreases its price.  During fiscal 2008 and fiscal 2009, the volatility and uncertainty in the marketplace had reduced the overall level of demand for mortgage-backed securities which generally had an adverse impact on their prices in the open market.  This was further exacerbated by many larger institutions shedding mortgage-related assets to shrink their balance sheets for capital adequacy purposes thereby increasing the supply of such securities.

During fiscal 2010, however, institutional demand for mortgage-backed securities increased reflecting greater stability and liquidity in the financial markets coupled with the intervention of the Federal Reserve as a buyer/holder of such securities.  As a result, market prices of agency mortgage-backed securities generally reflected the positive impact of these factors during fiscal 2010.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recover to a level equal to or greater than the Company’s amortized cost.  As of June 30, 2010, the Company has not decided to sell the securities.  Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

Finally, the Company purchased these securities at either discounts or nominal premiums relative to their par amounts.  Accordingly, the Company expects that the securities will not be settled for a price less than their amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency mortgage-backed securities with unrealized losses at June 30, 2010 to be “other-than-temporarily” impaired as of that date.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (Continued)

Non-agency Mortgage-backed Securities.

The carrying value of the Company’s non-agency mortgage-backed securities totaled $310,000 at June 30, 2010 and comprised less than one percent of total investments and total assets as of that date.  As noted earlier, all such securities were acquired during fiscal 2009 when the Company invoked a redemption-in-kind relating to its prior investment in the AMF Fund.

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

The classification of impairment as “temporary” is generally reinforced by the Company’s stated intent and ability to “hold to maturity” all of its non-agency mortgage-backed securities which allows for an adequate timeframe during which the fair values of the impaired securities are expected to recover to the level of their amortized cost.  However, in the event of a severe deterioration of a security’s credit characteristics – including, but not limited to, a reduction in credit rating from investment grade to below investment grade and/or the recognition of credit-related impairment resulting from actual or expected deterioration of cash flows - the Company may re-evaluate and restate its intent to hold an impaired security until the expected recovery of its amortized cost.

For example, during the fourth quarter of fiscal 2010, the Company re-evaluated its intent regarding the retention or sale of its impaired, nonagency collateralized mortgage obligations whose credit-ratings had fallen below investment grade.  The Company considered the combined effects of the severe deterioration of the securities’ credit-ratings since their acquisition as investment grade securities and the actual and anticipated cash flow losses that characterized most of the securities.  Based on these factors, the Company modified its intent regarding these impaired securities during the quarter ended June 30, 2010 from “hold to recovery of amortized cost” to “sell” and sold such securities prior to the end of that same quarter.

At June 30, 2010, the Company's remaining portfolio of non-agency CMOs totaled 20 securities with an aggregate outstanding balance of approximately $310,000. These securities, all of which remain in the held-to-maturity portfolio, are rated as investment grade at June 30, 2010.  Consequently, the Company has not decided to sell any portion of the remaining balance of its non-agency mortgage-backed securities as of June 30, 2010.  Additionally, the Company has concluded that the possibility of being required to sell such securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

In light of the factors noted above, the Company does not consider its balance of non-agency mortgage-backed securities with unrealized losses at June 30, 2010 to be “other-than-temporarily” impaired as of that date.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (Continued)

U.S. Agency Securities

The carrying value of the Company’s U.S. agency debt securities totaled $258.9 million at June 30, 2010 and comprised 26.2% of total investments and 11.1% of total assets as of that date.  Such securities are comprised of $255.0 million of U.S. agency debentures and $3.9 million of securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government sponsored entity.

At June 30, 2010, the fair value of the Company’s SBA securities included a combination of unrealized gains and losses.  As of that same date, the fair value of the Company’s portfolio of U.S. agency debentures reflected no unrealized losses.   With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debt securities are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on supply and demand.

With regard to interest rates, the Company’s SBA securities are variable rate investments whose interest coupons are generally based on the Prime index minus a margin.  Based upon the historically low level of short term market interest rates, of which the Prime index is one measure, the current yields on these securities are comparatively low.  Consequently, the fair value of the SBA securities, as determined based upon the market price of these securities, reflects the adverse effects of the historically low short term, market interest rates at June 30, 2010.

Like the mortgage-backed securities described earlier, the currently diminished fair value of the Company’s SBA securities also reflects the extended average lives of the underlying loans resulting from loan prepayment prohibitions that may be embedded in the underlying loans coupled with the generally reduced availability of credit in the marketplace reducing borrower refinancing opportunities.  Such influences extend the timeframe over which an investor would anticipate holding the security at a “below market” yield.  Similarly, the price of securitized SBA loan pools also reflects fluctuating supply and demand and in the marketplace attributable to similar factors as those applying to mortgage-backed securities, as presented above.

Unlike its SBA securities, the Company’s U.S. agency debentures are fixed rate investments whose fair values over time reflect movements in comparatively longer term market interest rates.  While there were no unrealized losses in the agency debenture portfolio at June 30, 2010, fluctuation in the fair value of such securities are generally attributable to movements in longer term market interest rates since their acquisition by the Company.

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

Notwithstanding their classification as available for sale versus held to maturity, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired securities within each segment until the fair value of the securities recover to a level equal to or greater than the Company’s amortized cost.  As of June 30, 2010 the Company has not decided to sell the securities.  Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (Continued)

Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency securities with unrealized losses at June 30, 2010 to be “other-than-temporarily” impaired as of that date.  As such, the temporary impairments associated with those securities classified as available for sale continue to be recognized through other comprehensive income while the accounting for those securities classified as held to maturity continue to be based upon historical cost.

Trust Preferred Securities

The outstanding balance of the Company’s trust preferred securities totaled $6.6 million at June 30, 2010 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of June 30, 2010, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

Specifically, impairments associated with investment-grade trust preferred securities are generally categorized as “noncredit-related” given the nominal level of credit losses that would be expected based upon such ratings.  At June 30, 2010, the Company owned two securities at an amortized cost of $2.9 million that were consistently rated as investment grade by Moody’s and Standard & Poor’s Financial Services (“S&P”).  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month Libor plus a margin.  Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at June 30, 2010.

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

In light of the factors noted above, the Company does not consider its investments in those trust preferred securities with unrealized losses at June 30, 2010 that were consistently rated as investment grade to be “other-than-temporarily” impaired for “credit-related” reasons as of that date.

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

At June 30, 2010, the Company owned two securities at an amortized cost of $4.9 million that were rated as investment grade by Moody’s, but below investment grade by S&P.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

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

In light of the factors noted above, the Company does not consider its investments in those trust preferred securities with unrealized losses at June 30, 2010 that were characterized by one or more non-investment grade ratings to be “other-than-temporarily” impaired for “credit-related” reasons as of that date.

While all of its trust preferred securities are classified as available for sale, the Company has both the ability and intent, as of the periods presented, to hold the impaired securities until their fair values recover to a level equal to or greater than the Company’s amortized cost.  Toward that end, the fair values of the two securities with combined amortized costs totaling $2.9 million representing de-facto obligations of JPMorgan Chase & Co increased by approximately $557,000 or 18.6% of par to $2.2 million at June 30, 2010  from $1.7 million at June 30, 2009.  Additionally, the fair values of the two securities with combined amortized costs totaling $4.9 million representing de-facto obligations of Bank of America Corporation increased $953,000 or 19.1% of par to $3.4 million at June 30, 2010  from $2.4 million at June 30, 2009.

As of June 30, 2010  the Company has not decided to sell the securities.  Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at nominal discounts.  Call provisions, where applicable, require full

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (Continued)

repayment of principal at par or higher by the issuer.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its investments in trust preferred securities with unrealized losses at June 30, 2010 to be “other-than-temporarily” impaired as of that date.  As such, the temporary impairments associated with these available for sale securities continue to be recognized through other comprehensive income.

The following table presents roll forwards of OTTI recognized in earnings due to credit-related losses.

		Activity in credit-related other-than-temporary impairment (“OTTI”) recognized through earnings
	Cumulative balance of credit-related OTTI recognized in earnings - beginning	Additions for newly identified credit-related OTTI	Additions to existing OTTI for further credit-related declines in fair value	Reductions in credit-related OTTI for security sale	Reductions in credit-related OTTI due to accretion of impairment into interest income	Cumulative balance of credit-related OTTI recognized in earnings - ending
	(In Thousands)
Collateralized mortgage
obligations:
Non-agency securities: Year ended June 30, 2010	$434	$17	$189	$(639)	$1	$-
Three months ended June 30, 2009	$290	$92	$52	$-	$-	$434

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable

June 30,
2010	2009
(In Thousands)

Real estate mortgage	$866,863	$886,696

Commercial business	14,352	14,812

Consumer:
Home equity loans	101,659	113,387
Home equity lines of credit	11,320	12,116
Passbook or certificate	2,703	2,922
Other	1,545	1,585

	117,227	130,010

Construction	14,707	13,367

Total Loans	1,013,149	1,044,885

Unamortized yield adjustments including net premiums on purchased loans and net deferred loan costs and fees	564	962

	$1,013,713	$1,045,847

At June 30, 2010 and 2009, real estate mortgage loans included $663,850,000 and $689,317,000, respectively, of loans secured by one-to-four-family residential properties and $203,013,000 and $197,379,000, respectively, of commercial mortgage loans secured by multi-family and nonresidential properties.

The Bank has granted loans to officers and directors of the Company and its Subsidiaries and to their associates.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  As of June 30, 2010 and 2009 such loans totaled approximately $4.1 million and $4.8 million,  respectively.  During the year ended June 30, 2010, new loans to related parties totaled $352,000 and repayments totaled approximately $1,079,000.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 - Loans Receivable (Continued)

The activity in the allowance for loan losses is as follows:

Years Ended June 30,
2010	2009	2008
(In Thousands)

Balance – beginning	$6,434	$6,104	$6,049
Provisions charged to operations	2,616	317	94
Loans charged off	(541)	(6)	(39)
Loans recovered	52	19	-

Balance – ending	$8,561	$6,434	$6,104

At June 30, 2010, 2009 and 2008, non-accrual loans for which the accrual of interest had been discontinued totaled approximately $9,242,000, $8,135,000 and $1,573,000, respectively.  Had these loans been performing in accordance with their original terms, the interest income recognized for the years ended June 30, 2010, 2009 and 2008, would have been $629,000, $591,000 and $105,000, respectively.  Interest income recognized on such loans was $233,000, $134,000 and $47,000, respectively.

At June 30, 2010, 2009 and 2008, accruing loans which are contractually past due 90 days or more totaled approximately $12,321,000, $5,017,000 and $-0-, respectively.  The loans identified as such are mortgages serviced by others for which the servicer has advanced all delinquent principal and interest payments.  The Bank may be obligated to reimburse the servicer for some or all of those funds depending upon the final disposition of each loan.

At June 30, 2010, 2009 and 2008, total impaired loans were $20,539,000, $11,075,000 and $2,485,000, and the related  allowance for loan losses totaled $4,315,000, $1,430,000 and $1,163,000, respectively.  The portion of impaired loans that did not have a specific allocation of the allowance for loan losses totaled $6,443,000, $5,696,000 and $596,000 at June 30, 2010, 2009 and 2008, respectively.  During the years ended June 30, 2010, 2009 and  2008, the average balance of impaired loans was $17,886,000, $5,546,000 and $2,519,000, respectively, and interest income recognized during the periods of impairment totaled $826,000, $113,000 and $117,000, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 - Premises and Equipment

June 30,
2010	2009
(In Thousands)

Land	$8,950	$8,964
Buildings and improvements	31,123	31,395
Leasehold improvements	2,159	577
Furnishings and equipment	11,681	11,124
Construction in progress	1,011	2,003

	54,924	54,063
Less accumulated depreciation and amortization	19,935	18,568

	$34,989	$35,495

Land included properties held for future branch expansion totaling $2,419,000 at both years ended June 30, 2010 and 2009.

Note 9 - Interest Receivable

June 30,
2010	2009
(In Thousands)

Loans	$4,235	$4,485
Mortgage-backed securities	2,814	3,533
Debt securities	1,289	219

	$8,338	$8,237

Kearny Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 - Goodwill and Other Intangible Assets

Goodwill	Core Deposit Intangibles
(In Thousands)

Balance at June 30, 2007	$82,263	$292
Amortization	-	(241)

Balance at June 30, 2008	82,263	51
Amortization	-	(29)

Balance at June 30, 2009	82,263	22
Amortization	-	(22)

Balance at June 30, 2010	$82,263	$-

The gross carrying amount of core deposit intangibles was $5,987,000 at both June 30, 2010 and 2009, while accumulated amortization totaled $5,987,000 and $5,965,000 at June 30, 2010 and 2009, respectively.  Deposit intangibles were fully amortized at June 30, 2010 with no additional amortization expected in future periods.  Core deposit intangibles are included in other assets in the consolidated statements of financial condition.

Note 11 - Deposits

June 30,
2010		2009
Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
(Dollars In Thousands)

Non-interest bearing demand	$53,709	-%	$51,210	-%
Interest-bearing demand	256,154	1.31	163,611	1.09
Savings and club	334,167	0.89	301,637	1.02
Certificates of deposit	979,532	2.01	904,743	2.97

	$1,623,562	1.60%	$1,421,201	2.23%

Certificates of deposit with balances of $100,000 or more at June 30, 2010 and 2009, totaled approximately $333,418,000 and $275,920,000, respectively.  The Bank’s deposits are insurable to applicable limits by the Federal Deposit Insurance Corporation.  The maximum deposit insurance amount has been increased from $100,000 to $250,000.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 - Deposits (Continued)

A summary of certificates of deposit by maturity follows:

June 30,
2010	2009
(In Thousands)

One year or less	$716,289	$740,383
After one to two years	173,037	111,086
After two to three years	68,471	24,317
After three to four years	5,530	23,181
After four to five years	16,204	5,772
After five years	1	4

	$979,532	$904,743

Interest expense on deposits consists of the following:

Years Ended June 30,
2010	2009	2008
(In Thousands)

Demand	$2,324	$2,098	$2,714
Savings and clubs	3,246	3,072	3,272
Certificates of deposits	22,519	30,524	37,322

	$28,089	$35,694	$43,308

Note 12 - Advances from FHLB

Fixed rate advances from FHLB of New York mature as follows:

June 30,
2010		2009
Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
(Dollars In Thousands)

Maturing in years ending June 30:
2011	$10,000	5.40%	$10,000	5.40%
2018	200,000	3.79%	200,000	3.79%

	$210,000	3.87%	$210,000	3.87%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Advances from FHLB (Continued)

At June 30, 2010, of the $200,000,000 in advances due after one year, $200,000,000 are callable within one year.

FHLB advances at June 30, 2010 and 2009 are collateralized by the FHLB capital stock owned by the Bank and mortgage-backed securities available for sale with carrying values totaling approximately $243,744,000 and $245,238,000, respectively.

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

ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition.  Thereafter, on a monthly basis, 12,123 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations.  ESOP compensation expense was approximately $1,485,000, $1,691,000 and $1,733,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

Kearny Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 - Benefit Plans (Continued)

Employee Stock Ownership Plan (Continued)

At June 30, 2010 and 2009, the ESOP shares were as follows:

June 30,
2010	2009

Allocated shares	649,770	518,291
Distribution of shares due to employee resignations/terminations	41,706	27,775
Shares committed to be released	84,396	84,330
Unearned shares	969,828	1,115,304

Total ESOP Shares	1,745,700	1,745,700

Fair value of unearned shares	$8,883,624	$12,759,078

Employee Stock Ownership Plan Benefit Equalization Plan ("ESOP BEP")

The Bank has a non-qualified plan to compensate senior officers of the bank who participate in the Bank's ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code.  The ESOP BEP expense was approximately $30,000, $44,000 and $48,000 for the years ended June 30, 2010, 2009 and 2008, respectively.  The liability totaled approximately $23,000 and $26,000 at June 30, 2010 and 2009, respectively.

Thrift Plan

The Bank sponsors the Employees' Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees.  Employees may elect to save up to 20% of their compensation.  The Bank will contribute a matching contribution up to 3% of the employee annual compensation.  The Plan expense amounted to approximately $360,000, $337,000 and $324,000, for the years ended June 30, 2010, 2009 and 2008, respectively.

Retirement Plan

The Bank has a non-contributory multiple-employer pension plan covering all eligible employees.  In accordance with final regulations issued by the Internal Revenue Service, the Bank elected to take advantage of a one-time change in the rules governing the interest rate basis used in actuarial valuations of defined benefit pans.  Issuance of the final Regulation permitted the use of the March 2009 IRS Corporate Bond Yield curve for the July 1, 2009 actuarial valuation instead of the June 2009 yield curve, which resulted in reduced plan liabilities and reduced minimum required contributions for the year ended June 30, 2010.  March 2009 interest rates were approximately 100 basis points higher than June 2009 rates.  Beginning July 1, 2010, the June 30 IRS Corporate Bond Yield curve will be used to determine the interest rate basis for each subsequent actuarial valuation of the plan.  At the date of the latest plan review, the actuarial present value of accumulated plan benefits exceeded the net assets available for plan benefits.  Data for the actuarial present value of accumulated vested and non-vested benefits is not determinable for this multiple-employer retirement plan.  During the years ended June 30, 2010, 2009 and 2008, total pension plan expense, contributions to the plan and administrative expenses and Pension Benefit Guaranty Corporation premium were approximately $291,000, $41,000 and $650,000, respectively.

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

Benefit Equalization Plan (“BEP”)

The Bank has an unfunded non-qualified plan to compensate senior officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the Internal Revenue Code.  There were approximately $63,000, $62,000 and $61,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2010, 2009 and 2008, respectively.

The following table sets forth the BEP’s funded status and components of net periodic pension cost:

	June 30,
	2010	2009
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation - beginning	$2,568	$2,560
Interest cost	163	164
Actuarial loss	-	17
Benefit payments	(63)	(62)
Increase (decrease) due to change in the discount rate	80	(111)

Benefit obligation - ending	$2,748	$2,568

Change in plan assets:
Fair value of assets - beginning	$-	$-
Settlements	(63)	(62)
Contributions	63	62

Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(2,748)	$(2,568)

Projected benefit obligation	$(2,748)	$(2,568)
Fair value of assets	-	-

Accrued pension cost included in other liabilities	$(2,748)	$(2,568)

Valuation assumptions:
Discount rate	5.50%	6.25%
Salary increase rate	N/A	N/A

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefit Plans (Continued)

Benefit Equalization Plan (“BEP”) (Continued)

Years Ended June 30,
2010	2009	2009
(Dollars in Thousands)

Net periodic pension expense:
Interest cost	$163	$164	$152
Curtailment	-	-	(35)
Amortization of net actuarial loss	80	98	146

	$243	$262	$263

Valuation assumptions:
Discount rate	6.25%	6.75%	6.25%
Salary increase rate	N/A	N/A	N/A

It is estimated that contributions of approximately $96,000 will be made during the year ending June 30, 2011.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2011	$96
2012	281
2013	250
2014	250
2015	248
2016-2020	1,199

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

At both June 30, 2010 and 2009, unrecognized net loss of $345,000 was included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2011, $13,000 of the net loss is expected to be recognized as a component of net periodic pension cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefit Plans (Continued)

Postretirement Welfare Plan

The Bank has an unfunded postretirement group term life insurance plan covering all eligible employees.  The benefits are based on age and years of service.  During the years ended June 30, 2010, 2009 and 2008, contributions and benefits paid totaled $5,000, $6,000 and $4,000, respectively.

The following table sets forth the accrued accumulated postretirement benefit obligation and the net periodic postretirement benefit cost:

June 30,
2010	2009
(Dollars in Thousands)

Change in benefit obligation:
Benefit obligation - beginning	$558	$491
Service cost	25	25
Interest cost	34	33
Actuarial gain	(29)	-
Premiums/claims paid	(5)	(6)
Adjustment for change in measurement date	-	15

Benefit obligation - ending	$583	$558

Change in plan assets:
Fair value of assets - beginning	$-	$-
Premiums/claims paid	(5)	(6)
Contributions	5	6

Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(583)	$(558)
Fair value of assets	-	-

Accrued postretirement benefit cost included in other liabilities	$(583)	$(558)

Valuation assumptions:
Discount rate	5.50%	6.50%
Salary increase rate	3.25%	4.00%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefit Plans (Continued)

Postretirement Welfare Plan (Continued)

Years Ended June 30,
2010	2009	2008
(Dollars in Thousands)

Net periodic postretirement benefit cost:
Service cost	$25	$25	$24
Interest cost	34	33	34
Amortization of past service liability	10	10	10
Amortization of unrecognized gain	(8)	(6)	-

	$61	$62	$68

Valuation assumptions:
Discount rate	6.50%	7.00%	6.38%
Salary increase rate	4.00%	4.25%	3.75%

It is estimated that contributions of approximately $11,000 will be made during the year ending June 30, 2011.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2011	$11
2012	13
2013	14
2014	15
2015	15
2016-2020	82

At June 30, 2010 and 2009, unrecognized net gain of $133,000 and $112,000, respectively, and unrecognized past service cost of $12,000 and $22,000, respectively, were included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2011, $1,000 of unrecognized net gain and $10,000 of unrecognized past service cost are expected to be recognized as a component of net periodic post retirement benefit cost.

Directors’ Consultation and Retirement Plan (“DCRP”)

The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director.  During each of the years ended June 30, 2010, 2009 and 2008, contributions and benefits paid totaled $84,000, $89,000 and $89,000, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefit Plans (Continued)

Directors’ Consultation and Retirement Plan (“DCRP”) (Continued)

The following table sets forth the DCRP’s funded status and components of net periodic cost:

June 30,
2010	2009
(Dollars in Thousands)

Change in benefit obligation:
Projected benefit obligation - beginning	$2,558	$2,301
Service cost	129	121
Interest cost	160	156
Actuarial loss	2	-
Annuity payments	(84)	(89)
Adjustment for a change in measurement date	-	69

Projected benefit obligation - ending	$2,765	$2,558

Change in plan assets:
Fair value of assets - beginning	$-	$-
Settlements	(84)	(89)
Contributions	84	89

Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(2,138)	$(2,089)

Projected benefit obligation	$(2,765)	$(2,558)
Fair value of assets	-	-

Accrued cost included in other liabilities	$(2,765)	$(2,558)

Valuation assumptions:
Discount rate	5.50%	6.50%
Fee increase rate	3.25%	4.00%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefit Plans (Continued)

Directors’ Consultation and Retirement Plan (“DCRP”) (Continued)

Years Ended June 30,
2010	2009	2008
(Dollars in Thousands)

Net periodic plan cost:
Service cost	$129	$121	$134
Interest cost	160	156	139
Amortization of transition obligation	-	43	44
Amortization of past service liability	61	61	61

	$350	$381	$378

Valuation assumptions:
Discount rate	6.50%	7.00%	6.38%
Fee increase rate	4.00%	4.25%	3.75%

It is estimated that contributions of approximately $183,000 will be made during the year ending June 30, 2011.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2011	$183
2012	162
2013	176
2014	150
2015	167
2016-2020	1,125

At June 30, 2010 and 2009, unrecognized net gain of $229,000 and $230,000, respectively, and unrecognized past service cost of $324,000 and $385,000, respectively, were included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2011, $15,000 of unrecognized gain and $61,000 of unrecognized past service cost are expected to be recognized as a component of net periodic plan cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefit Plans (Continued)

Stock Compensation Plans

The Company has two stock-related compensation plans: stock options and restricted stock awards.  The plans authorized the award of up to 3,564,137 shares as stock option grants and 1,425,655 shares as restricted stock awards.  At June 30, 2010, there were 319,897 shares remaining available for future option grants and 155,959 shares remaining available for future restricted stock awards under the plans.

Employee options and non-employee director options generally vest over a five-year service period and have a contractual maturity of ten years.  The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards.  There were no options granted  during the years ended June 30, 2010, 2009 and 2008.

Restricted shares generally vest in full after five years.  Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period of five years.    There were no restricted stock awards granted during the years ended June 30, 2010, 2009 and 2008.

During the years ended June 30, 2010, 2009 and 2008, the Company recorded $4,991,000, $4,992,000 and $4,992,000, respectively, of share-based compensation expense, comprised of stock option expense of $1,907,000, $1,906,000 and $1,908,000, respectively, and restricted stock expense of $3,084,000, $3,086,000 and $3,084,000, respectively.

During the years ended June 30, 2010, 2009 and 2008, the income tax benefit attributed to non-qualified stock options expense was approximately $533,000, $533,000 and $521,000, respectively, and attributed to restricted stock expense was approximately $1,260,000, $1,260,000 and $1,232,000, respectively.

The following is a summary of the Company's stock option activity and related information for its option plans for the year ended June 30, 2010:

Options	Weighted Average Exercise Price	Range of Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(In Thousands)				(In Thousands)

Outstanding at June 30, 2009	3,226	$12.33	$11.55 - $12.71	6.4 years	$ -
Exercised	-	-			-
Forfeited	-	-

Outstanding at June 30, 2010	3,226	$12.33	$11.55 - $12.71	5.4 years	-

Exercisable at June 30, 2010	2,579	$12.33	$11.55 - $12.71	5.4 years	-

Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.  As of June 30, 2010, the Company has 4,393,223 shares of treasury stock.  There were no vested options exercised during the years ended June 30, 2010 and 2009.  The aggregate intrinsic values of exercised vested options during the year ended June 30, 2008 was $3,000.  Expected future compensation expense relating to the 646,848 unexercisable options outstanding as of June 30, 2010 is $745,000 over a weighted average period of 0.4 years.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefit Plans (Continued)

Stock Compensation Plans (Continued)

The following is a summary of the status of the Company's non-vested restricted share awards as of June 30, 2010 and changes during the year ended June 30, 2010:

Restricted Shares	Weighted Average Grant Date Fair Value
(In Thousands)

Non-vested at June 30, 2009	501	$12.31
Vested	(251)	$12.31

Non-vested at June 30, 2010	250	$12.31

During the years ended June 30, 2010, 2009 and 2008, the total fair value of vested restricted shares were $2,506,000, $3,048,000 and $3,154,000, respectively.  Expected future compensation expense relating to the 250,539 non-vested restricted shares at June 30, 2010 is $1,199,000 over a weighted average period of 0.4 years.

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

During the fiscal year ended June 30, 2008, the Bank applied for and received the approval from the OTS to distribute $19,000,000 to the Company.  A cash dividend in that amount was paid by the Bank to the Company in November, 2007.  During the fiscal year ended June 30, 2010, a second application for a capital distribution from the Bank to the Company was approved by the OTS in the amount of $6,000,000.  A cash dividend in that amount was paid by the Bank to the Company in December, 2009.

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

The OTS may disapprove a notice or deny an application for a capital distribution if:  (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.  The capital distributions by Kearny Financial Corp., as a savings and loan holding company, are not subject to the OTS capital distribution rules.

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

June 30,
2010	2009
(In Thousands)

GAAP capital:
Consolidated capital	$485,926	$476,720
Less: Unconsolidated capital of the Company	(22,653)	(25,658)

Bank capital	463,273	451,062

Less: Unrealized gain on securities	(16,816)	(8,710)
Noncredit-related other-than-temporary impairment losses on
securities held to maturity	-	161
Net benefit plan change in AOCI	188	242
Goodwill	(82,263)	(82,263)
Intangible assets	-	(22)

Core (Tier 1) and tangible capital	364,382	360,470

Add: General valuation allowance for loan losses	4,246	5,004
Less: Low level recourse and residual interest	-	(417)

Total Regulatory Capital	$368,628	$365,057

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Stockholders’ Equity and Regulatory Capital (Continued)
Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

As of June 30, 2010:
Total capital (to risk-weighted assets)	$368,628	37.98%	$	≥ 77,655	> 8.00%	$	≥ 97,069	> 10.00%
Tier 1 capital (to risk-weighted assets)	364,382	37.54		≥ 38,828	≥ 4.00		≥ 58,241	≥ 6.00
Core (Tier 1) capital (to adjusted total assets)	364,382	16.44		≥ 88,674	≥ 4.00		≥ 110,842	≥ 5.00
Tangible capital (to adjusted total assets)	364,382	16.44		≥ 33,253	≥ 1.50		≥ -	≥ -

As of June 30, 2009:
Total capital (to risk-weighted assets)	$365,057	38.80%	$	> 75,267	> 8.00%	$	> 94,084	> 10.00%
Tier 1 capital (to risk-weighted assets)	360,470	38.27		> 37,634	> 4.00		> 56,450	> 6.00
Core (Tier 1) capital (to adjusted total assets)	360,470	17.84		> 80,814	> 4.00		> 101,018	> 5.00
Tangible capital (to adjusted total assets)	360,470	17.84		> 30,305	> 1.50		> -	> -

On November 9, 2009, the most recent notification from the OTS, the Bank was categorized as well capitalized as of June 30, 2009, under the regulatory framework for prompt corrective action.  There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code (the “IRC”).  Retained earnings at June 30, 2010, includes approximately $30.5 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided.  If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are as follows:

Years Ended June 30,
2010	2009	2008
(In Thousands)

Current tax expense (benefit):
Federal income	$4,916	$3,988	$2,948
State income	62	(64)	953

	4,978	3,924	3,901

Deferred tax (benefit) expense:
Federal income	(1,198)	(457)	741
State income	1,086	1,142	(511)

	(112)	685	230

Valuation allowance	97	(12)	(2,180)

	$4,963	$4,597	$1,951

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Income Taxes (Continued)

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate of 35% to income before income taxes for the years ended June 30, 2010 and 2009 and 34% to the year ended June 30, 2008:

Years Ended June 30,
2010	2009	2008
(In Thousands)

Federal income tax expense	4,121	$3,846	$2,671
(Reductions) increases in income taxes resulting from:
Tax exempt interest	(199)	(193)	(310)
New Jersey state tax, net of federal income tax effect	809	721	1,108
ESOP market value adjustment	10	83	94
Qualified stock options compensation expense	211	211	204
Income from BOLI	(182)	(182)	(189)
Employee compensation	175	166	376
Merger-related expenses	131	-	-
Charitable donation	(63)	-	-
Other items, net	(147)	(43)	177

	4,866	4,609	4,131

Valuation allowance	97	(12)	(2,180)

Total income tax expense	4,963	$4,597	$1,951

Effective income tax rate	42.15%	41.84%	24.84%

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

During the year ended June 30, 2009, the Company reversed a valuation allowance on other-than-temporary impairment as a result of a redemption-in-kind transaction of a mutual fund.  As a result of the same redemption-in-kind transaction, the Company incurred a realized capital loss which was partially utilized as a capital loss carry back against capital gains in the three preceding years.  The Company established a deferred tax asset for the remaining capital loss carry forward.  Since it was not currently more likely than not that the deferred tax asset related to incurred capital losses would be realized, the Company established a valuation allowance thereon during the years ended June 30, 2010 and 2009.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Income Taxes (Continued)

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

June 30,
2010	2009
(In Thousands)

Deferred income tax assets:
Noncredit-related other-than-temporary impairment on securities
held to maturity	$-	$228
Accumulated other comprehensive income - Defined benefit
plans	131	167
Allowance for loan losses	3,497	2,628
Benefit plans	2,398	2,208
Compensation	153	142
Stock based compensation	3,846	3,262
Alternative minimum tax	156	160
Net operating loss carryforward	-	889
Other-than-temporary impairment	-	177
Capital loss carryover	369	272
Uncollected interest	339	273
Depreciation	24	-
Other	79	20

	10,992	10,426

Valuation allowance	(369)	(272)

	10,623	10,154

Deferred income tax liabilities:
Depreciation	-	74
Goodwill	3,287	2,489
Unrealized gain on securities available for sale	11,675	6,138
Other	52	58

	15,014	8,759

Net deferred income tax (liability) asset	$(4,391)	$1,395

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Commitments

The Bank has non-cancelable operating leases for branch offices.  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2010:

Years Ending June 30:	(In Thousands)
2011	$497
2012	286
2013	240
2014	252
2015	244
Thereafter	1,931

Total Minimum Payments Required	$3,450

The following schedule shows the composition of total rental expense for all operating leases:

June 30,
2010	2009	2008
(In Thousands)

Minimum rentals	$531	$524	$466

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

The outstanding loan commitments are as follows:

June 30,
2010	2009
(In Thousands)

Mortgage loans	$27,091	$26,653
Home equity loans	395	4,535
Construction loans	511	2,727
Construction loans in process	4,708	7,574
Undisbursed funds from approved lines of credit	23,129	24,901
Commercial line of credit	2,724	1,050

	$58,558	$67,440

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Commitments (Continued)

At June 30, 2010, the outstanding mortgage loan commitments include $26,913,000 for fixed rate loans with interest rates ranging from 3.875% to 6.50% and $178,000 for adjustable rate loans with initial rates ranging from 4.50% to 5.75%.  Home equity loan commitments include $395,000 for fixed rate loans with interest rates ranging from 5.00% to 6.75%.  Construction loan commitments totaling $511,000 are for short term loans with initial interest rates at 6.00% and maturities of six to twelve months.  Undisbursed funds from home equity and business lines of credit are adjustable rate loans with interest rates ranging from 1.25% below to 2.50% above the prime rate published in the Wall Street Journal.  Lines of credit providing overdraft protection for checking accounts are adjustable rate loans with interest rates set at 3.75% above prime.

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

The Bank has established an overnight line of credit and companion (DRA) commitment, each in the amount of $100,000,000, with the Federal Home Loan Bank of New York, which expire on July 31, 2010.  As of June 30, 2010, no funds were drawn against these credit lines.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 - Fair Value of Financial Instruments (Continued)

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2010:
Securities available for
sale	$-	$28,497	$1,000	$29,497
Mortgage-backed
securities available
for sale	-	703,455	-	703,455

At June 30, 2009:
Securities available for
sale	$-	$26,987	$1,040	$28,027
Mortgage-backed
securities available
for sale	-	683,785	-	683,785

The fair values of securities available for sale (carried at fair value) or held to maturity (carried at amortized cost) are primarily determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs.  It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028.  Generally management has been unable to obtain a market quote due to a lack of trading activity for this security.  Consequently, the security’s fair value at June 30, 2010 is based upon the present value of its expected future cash flows assuming the security continues to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 - Fair Value of Financial Instruments (Continued)

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2010
Impaired loans	$-	$-	$9,781	$9,781
Real estate owned	-	-	37	37

At June 30, 2009
Impaired loans	$-	$-	$3,949	$3,949
Other-than-temporarily
impaired securities
held to maturity	-	274	-	274
An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Market value is measured based on the value of the collateral securing the loan and is classified at a Level 3 in the fair value hierarchy.  Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s guidance on accounting by creditors for impairment of a loan with the fair value estimated using the market value of the collateral reduced by estimated disposal costs.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Impaired loans valued using Level 3 inputs had principal balances totaling $14.1 million and $5.4 million with valuation allowances of $4.3 million and $1.4 million at June 30, 2010  and June 30, 2009, respectively.

Once a loan is foreclosed, the fair value of real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  Real estate owned whose carrying value reflected Level 3 inputs totaled $37,000 at June 30, 2010.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at June 30, 2010 and June 30, 2009:

Cash and Cash Equivalents, Interest Receivable and Interest Payable.  The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities.  See the discussion presented on Page F-60 concerning assets measured at fair value on a recurring basis.

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

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented on Page F-56.

The carrying amounts and estimated fair values of financial instruments are as follows:

	At June 30, 2010		At June 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$181,422	$181,422	$211,525	$211,525
Securities available for sale	29,497	29,497	28,027	28,027
Securities held to maturity	255,000	256,914	-	-
Loans receivable	1,005,152	1,022,873	1,039,413	1,048,219
Mortgage-backed securities available for sale	703,455	703,455	683,785	683,785
Mortgage-backed securities held to maturity	1,700	1,754	4,321	3,678
Interest receivable	8,338	8,338	8,237	8,237

Financial liabilities:
Deposits (A)	1,623,562	1,632,209	1,421,201	1,430,796
Advances from FHLB	210,000	245,491	210,000	238,714
Interest payable on FHLB advances	1,054	1,054	1,058	1,058

(A) Includes accrued interest payable on deposits of $142 and $125, respectively, at June 30, 2010 and June 30, 2009.

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

Note 18 – Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

June 30,
2010	2009
(In Thousands)

Net unrealized gain on securities available for sale	$28,578	$15,027
Tax effect	(11,675)	(6,138)

Net of tax amount	16,903	8,889

Noncredit-related other-than-temporary impairment of securities held to maturity	-	(554)
Tax effect	-	228

Net of tax amount	-	(326)

Benefit plan adjustments	(319)	(410)
Tax effect	131	167

Net of tax amount	(188)	(243)

Accumulated other comprehensive income	$16,715	$8,320

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Comprehensive Income (Continued )

Other comprehensive income and related tax effects are presented in the following table:

Years Ended June 30,
2010	2009	2008
(In Thousands)

Realized loss (gain) on securities available for sale:
Realized loss (gain) arising during the year	$(1,545)	$415	$-

Loss on impairment of securities available for sale:
Realized loss arising during the year	-	-	659

Unrealized holding gain on securities
available for sale:
Unrealized gain arising during the year	15,096	16,746	10,260

Noncredit-related other-than-temporary impairment
gain on securities held to maturity	554	(274)	-

Benefit plans:
Amortization of:
Transition obligation	-	43	44
Actuarial loss	72	92	146
Past service cost	71	71	71
New actuarial (loss) gain during the year	(52)	94	177
Effects of curtailment	-	-	647

Net change in benefit plans accrued expense	91	300	1,085

Other comprehensive income before taxes	14,196	17,187	12,004
Tax effect	(5,801)	(6,994)	(4,524)

Other comprehensive income	$8,395	$10,193	$7,480

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Parent Only Financial Information

Kearny Financial Corp. operates its wholly owned subsidiaries, Kearny Financial Securities, Inc. and Kearny Federal Savings Bank and the Bank’s wholly-owned subsidiaries.  The consolidated earnings of the subsidiaries are recognized by the Company using equity method of accounting.  Accordingly, the consolidated earnings of the subsidiaries are recorded as increase in the Company’s investment in the subsidiaries.  The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as June 30, 2010 and 2009, and for each of the years in the three-year period ended June 30, 2010.

CONDENSED STATEMENTS OF FINANCIAL CONDITION
June 30,
2010	2009
(In Thousands)

Assets
Cash and amounts due from depository institutions	$9,010	$9,598
ESOP loan receivable	11,198	12,533
Mortgage-backed securities available for sale (amortized cost 2010
$3,163; 2009 $4,415)	3,309	4,436
Interest receivable	13	18
Investment in subsidiaries	463,281	451,069
Other assets	222	233

	$487,033	$477,887

Liabilities and Stockholders’ Equity
Other liabilities	$1,107	$1,167
Stockholders’ equity	485,926	476,720

	$487,033	$477,887

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Parent Only Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME
Years Ended June 30,
2010	2009	2008
(In Thousands)

Dividends from subsidiary	$6,000	$-	$19,000
Interest income	819	1,017	1,303
Equity in undistributed earnings of subsidiaries	645	6,226	(13,408)

	7,464	7,243	6,895

Directors’ compensation	128	122	134
Other expenses	411	614	648

	539	736	782

Income before Income Taxes	6,925	6,507	6,113

Income tax expense	113	116	209

Net income	$6,812	$6,391	$5,904

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended June 30,
2010	2009	2008
(In Thousands)

Cash Flows from Operating Activities
Net income	$6,812	$6,391	$5,904
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	(645)	(6,226)	13,408
Amortization of premiums	29	12	-
(Increase) decrease in interest receivable	5	(18)	69
Payments received on intercompany liabilities	3,073	3,857	7,354
Decrease (increase) in other assets	4	10	46
(Decrease) increase in other liabilities	(75)	(80)	92

Net Cash Provided by Operating Activities	9,203	3,946	26,873

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Parent Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended June 30,
2010	2009	2008
(In Thousands)

Cash Flows from Investing Activities
Repayment of loan to ESOP	$1,335	$1,264	$1,197
Purchases of mortgage-backed securities available for sale	-	(4,913)	-
Principal repayments on mortgage-backed securities available for sale	1,223	487	-
Capital contributions to subsidiaries	(10)	(10)	-

Net Cash (Used in) Provided by Investing Activities	2,548	(3,172)	1,197

Cash Flows from Financing Activities
Dividends paid to minority stockholders of Kearny Financial Corp.	(3,693)	(3,566)	(3,712)
Purchase of common stock of Kearny Financial Corp. for treasury	(8,753)	(13,962)	(7,738)
Treasury stock reissued	-	-	63
Dividends contributed for payment of ESOP loan	107	81	54

Net Cash Used in Financing Activities	(12,339)	(17,447)	(11,333)

Net (Decrease) Increase in Cash and Cash Equivalents	(588)	(16,673)	16,737

Cash and Cash Equivalents - Beginning	9,598	26,271	9,534

Cash and Cash Equivalents - Ending	$9,010	$9,598	$26,271

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 - Net Income per Common Share (EPS)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year Ended June 30, 2010
Income (Numerator)	Shares (Denominator)	Per Share Amount
(In Thousands, Except Per Share Data)

Net income	$6,812

Basic earnings per share, income available to common stockholders	$6,812	67,920	$0.10
Effect of dilutive securities:
Stock options	-	-

Diluted earnings per share	$6,812	67,920	$0.10

Year Ended June 30, 2009
Income (Numerator)	Shares (Denominator)	Per Share Amount
(In Thousands, Except Per Share Data)

Net income	$6,391

Basic earnings per share, income available to common stockholders	$6,391	68,710	$0.09
Effect of dilutive securities:
Stock options	-	-

Diluted earnings per share	$6,391	68,710	$0.09

Year Ended June 30, 2008
Income (Numerator)	Shares (Denominator)	Per Share Amount
(In Thousands, Except Per Share Data)

Net income	$5,904

Basic earnings per share, income available to common stockholders	$5,904	69,522	$0.08
Effect of dilutive securities:
Stock options	-	-

Diluted earnings per share	$5,904	69,522	$0.08

During the years ended June 30, 2010, 2009 and 2008, the average number of options which were anti-dilutive totaled 3,225,740, 3,225,740 and 3,227,388, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 - Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2010 and 2009:

Year Ended June 30, 2010
First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In Thousands, Except Per Share Data)

Interest income	$23,156	$23,655	$23,284	$23,013
Interest expense	9,903	9,263	8,518	8,637

Net Interest Income	13,253	14,392	14,766	14,376

Provision for loan losses	858	605	891	262

Net Interest Income after Provision for Loan Losses	12,395	13,787	13,875	14,114

Non-interest income	520	515	510	1,153
Non-interest expenses	11,017	11,171	11,197	11,709

Income before Income Taxes	1,898	3,131	3,188	3,558

Income taxes	803	1,290	1,324	1,546

Net Income	$1,095	$1,841	$1,864	$2,012

Net income per common share:
Basic	$0.02	$0.03	$0.03	$0.03

Diluted	$0.02	$0.03	$0.03	$0.03

Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

Weighted Average Number of Common Shares Outstanding:
Basic	68,074	68,015	67,875	67,711

Diluted	68,074	68,015	68,875	67,711

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 - Quarterly Results of Operations (Unaudited) (Continued)

Year Ended June 30, 2009
First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In Thousands, Except Per Share Data)

Interest income	$25,160	$24,917	$24,248	$23,583
Interest expense	11,917	11,248	10,772	10,263

Net Interest Income	13,243	13,669	13,476	13,320

Provision for loan losses	-	109	208	-

Net Interest Income after Provision for Loan Losses	13,243	13,560	13,268	13,320

Non-interest income	308	736	18	457
Non-interest expenses	10,618	10,553	10,954	11,797

Income before Income Taxes	2,933	3,743	2,332	1,980

Income taxes	1,197	1,505	1,028	867

Net Income	$1,736	$2,238	$1,304	$1,113

Net income per common share:
Basic	$0.03	$0.03	$0.02	$0.02

Diluted	$0.03	$0.03	$0.02	$0.02

Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

Weighted Average Number of Common Shares Outstanding:
Basic	69,205	68,829	68,485	68,310

Diluted	69,205	68,829	68,485	68,310

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEARNY FINANCIAL CORP.
Dated: September 13, 2010		/s/ John N. Hopkins
	By:	John N. Hopkins Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on September 13, 2010 on behalf of the Registrant and in the capacities indicated.

/s/ John N. Hopkins		/s/ William C. Ledgerwood
John N. Hopkins Chief Executive Officer (Principal Executive Officer)		William C. Ledgerwood Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Theodore J. Aanensen		/s/ John J. Mazur, Jr.
Theodore J. Aanensen Director		John J. Mazur, Jr. Director

/s/ Joseph P. Mazza		/s/ Mathew T. McClane
Joseph P. Mazza Director		Mathew T. McClane Director

/s/ John F. McGovern		/s/ Leopold W. Montanaro
John F. McGovern Director		Leopold W. Montanaro Director

/s/ Henry S. Parow		/s/ John F. Regan
Henry S. Parow Director		John F. Regan Director

/s/ Eric B. Heyer
Eric B. Heyer First Vice President and Chief Accounting Officer (Principal Accounting Officer)