Form 10-Q
period 2010-09-30
Kearny Financial Corp.
filed 2010-11-09
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004-3510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	973-244-4500

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 5, 2010.

$0.10 par value common stock - 67,975,477 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at September 30, 2010 and June 30, 2010 (Unaudited)	1

Consolidated Statements of Income for the Three Months
	Ended September 30, 2010 and September 30, 2009 (Unaudited)	2-3

Consolidated Statements of Changes in Stockholders’ Equity for the
	Three Months Ended September 30, 2010 and September 30, 2009 (Unaudited)	4-5

Consolidated Statements of Cash Flows for the Three
	Months Ended September 30, 2010 and September 30, 2009 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-29

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	30-42

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	43-50

Item 4:	Controls and Procedures	51

PART II - OTHER INFORMATION		52-54

SIGNATURES		55

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data, Unaudited)

	September 30,	June 30,
	2010	2010
Assets

Cash and amounts due from depository institutions	$45,211	$3,286
Interest-bearing deposits in other banks	73,873	178,136

Cash and Cash Equivalents	119,084	181,422

Securities available for sale (amortized cost $30,441 and $30,960)	29,382	29,497
Securities held to maturity (estimated fair value $232,063 and $256,914)	229,976	255,000
Loans receivable, including net deferred loan costs of $351 and $564	997,744	1,013,713
Less allowance for loan losses	(9,377)	(8,561)

Net Loans Receivable	988,367	1,005,152

Mortgage-backed securities available for sale (amortized cost $815,706 and $673,414)	844,042	703,455
Mortgage-backed securities held to maturity (estimated fair value $1,701 and $1,754)	1,625	1,700
Premises and equipment	34,854	34,989
Federal Home Loan Bank of New York (“FHLB”) stock	12,867	12,867
Interest receivable	8,298	8,338
Goodwill	82,263	82,263
Bank owned life insurance	19,996	19,833
Other assets	5,518	5,297

Total Assets	$2,376,272	$2,339,813

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$49,785	$53,309
Interest-bearing	1,613,603	1,569,853

Total Deposits	1,663,388	1,623,562

Advances from FHLB	210,000	210,000
Advance payments by borrowers for taxes	5,338	5,699
Deferred income tax liabilities, net	3,093	4,391
Other liabilities	10,481	10,235

Total Liabilities	1,892,300	1,853,887

Stockholders’ Equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none issued
and outstanding	-	-
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares
issued; 67,975,477 and 68,344,277 shares outstanding, respectively	7,274	7,274
Paid-in capital	214,777	213,529
Retained earnings	313,379	312,844
Unearned Employee Stock Ownership Plan shares; 933,464 shares
and 969,828 shares, respectively	(9,335)	(9,698)
Treasury stock, at cost; 4,762,023 shares and 4,393,223 shares, respectively	(58,054)	(54,738)
Accumulated other comprehensive income	15,931	16,715

Total Stockholders’ Equity	483,972	485,926

Total Liabilities and Stockholders’ Equity	$2,376,272	$2,339,813
See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended
	September 30,
	2010	2009

Interest Income:
Loans	$13,801	$14,879
Mortgage-backed securities	7,398	7,829
Securities:
Taxable	1,408	60
Tax-exempt	157	158
Other interest-earning assets	179	230

Total Interest Income	22,943	23,156

Interest Expense:
Deposits	6,323	7,828
Borrowings	2,075	2,075

Total Interest Expense	8,398	9,903

Net Interest Income	14,545	13,253

Provision for Loan Losses	1,251	858

Net Interest Income after Provision
for Loan Losses	13,294	12,395

Non-Interest Income:
Fees and service charges	342	378
Other-than-temporary security
impairment:
Total	-	(295)
Less: Portion recognized in
other comprehensive income	-	197
Portion recognized in earnings	-	(98)
Miscellaneous	289	240

Total Non-Interest Income	631	520

Non-Interest Expenses:
Salaries and employee benefits	6,953	6,682
Net occupancy expense of
premises	1,049	1,017
Equipment and systems	1,177	1,072
Advertising and marketing	246	214
Federal deposit insurance
premium	447	157
Directors’ compensation	558	556
Merger-related expenses	40	-
Miscellaneous	1,174	1,319

Total Non-Interest Expenses	$11,644	$11,017

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended
	September 30,
	2010	2009

Income Before Income Taxes	$2,281	$1,898
Income Taxes	946	803

Net Income	$1,335	$1,095

Net Income per Common
Share (EPS):
Basic	$0.02	$0.02
Diluted	0.02	0.02

Weighted Average Number of
Common Shares Outstanding:
Basic	67,219	68,074
Diluted	67,219	68,074

Dividends Declared Per Common
Share (Excluding dividends waived by Kearny MHC)	$0.05	$0.05

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended September 30, 2009
(In Thousands, Except Per Share Data, Unaudited)
									Accumulated
					Unearned				Other
	Common Stock		Paid-In	Retained	ESOP		Treasury		Comprehensive
	Shares	Amount	Capital	Earnings	Shares		Stock		Income	Total

Balance - June 30, 2009	69,242	$7,274	$208,577	$309,687	$(11,153	) $	(45,985	) $	8,320	$476,720

Comprehensive income:
Net income	-	-	-	1,095	-		-		-	1,095

Unrealized gain on securities available
for sale, net of deferred income tax
expense of $3,020	-	-	-	-	-		-		4,372	4,372

Non-credit related other-than-
temporary impairment losses on
securities held to maturity, net of
deferred income tax benefit of $78									(115)	(115)

Benefit plans, net of deferred income
tax benefit of $7	-	-	-	-	-		-		(10)	(10)

Total Comprehensive income										5,342

ESOP shares committed to be released
(36 shares)	-	-	38	-	364		-		-	402

Dividends contributed for payment of
ESOP loan	-	-	25	-	-		-		-	25

Stock option expense	-	-	476	-	-		-		-	476

Treasury stock purchases	(87)	-	-	-	-		(968)		-	(968)

Restricted stock plan shares earned
(63 shares)	-	-	771	-	-		-		-	771

Tax effect from stock based
compensation	-	-	41	-	-		-		-	41

Cash dividends declared ($0.05/public share)	-	-	-	(852)	-		-		-	(852)

Balance - September 30, 2009	69,155	$7,274	$209,928	$309,930	$(10,789	) $	(46,953	) $	12,567	$481,957

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended September 30, 2010
(In Thousands, Except Per Share Data, Unaudited)
									Accumulated
					Unearned				Other
	Common Stock		Paid-In	Retained	ESOP		Treasury		Comprehensive
	Shares	Amount	Capital	Earnings	Shares		Stock		Income	Total

Balance - June 30, 2010	68,344	$7,274	$213,529	$312,844	$(9,698	) $	(54,738	) $	16,715	$485,926

Comprehensive income:
Net income	-	-	-	1,335	-		-		-	1,335

Unrealized loss on securities available
for sale, net of deferred income tax
benefit of $531	-	-	-	-	-		-		(769)	(769)

Benefit plans, net of deferred income
tax benefit of $10	-	-	-	-	-		-		(15)	(15)

Total Comprehensive income										551

ESOP shares committed to be released
(36 shares)	-	-	(37)	-	363		-		-	326

Dividends contributed for payment of
ESOP loan	-	-	32	-	-		-		-	32

Stock option expense	-	-	477	-	-		-		-	477

Treasury stock purchases	(369)	-	-	-	-		(3,316)		-	(3,316)

Restricted stock plan shares earned
(63 shares)	-	-	771	-	-		-		-	771

Tax effect from stock based
compensation	-	-	5	-	-		-		-	5

Cash dividends declared ($0.05/ public share)	-	-	-	(800)	-		-		-	(800)

Balance - September 30, 2010	67,975	$7,274	$214,777	$313,379	$(9,335	) $	(58,054	) $	15,931	$483,972

See notes to consolidated financial statments.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities:
Net income	$1,335	$1,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	440	425
Net amortization of premiums, discounts and loan fees and costs	468	162
Deferred income taxes	(756)	(507)
Amortization of intangible assets	-	7
Amortization of benefit plans’ unrecognized net loss	17	36
Provision for loan losses	1,251	858
Loss on write-down of real estate owned	14	-
Loss on other-than-temporary impairment of securities	-	98
Increase in cash surrender value of bank owned life insurance	(163)	(140)
ESOP, stock option plan and restricted stock plan expenses	1,574	1,649
Decrease in interest receivable	40	101
Decrease (increase) in other assets	213	(232)
(Decrease) increase in interest payable	(3)	4
Increase (decrease) in other liabilities	208	(1,138)

Net Cash Provided by Operating Activities	4,638	2,418

Cash Flows from Investing Activities:
Proceeds from repayments of securities available for sale	518	126
Purchase of securities held to maturity	(64,975)	(50,000)
Proceeds from calls of securities held to maturity	90,000	-
Purchase of loans	(1,437)	(20,659)
Net decrease in loans receivable	16,461	5,747
Purchases of mortgage-backed securities available for sale	(186,437)	(105,098)
Principal repayments on mortgage-backed securities available for sale	43,732	45,236
Principal repayments on mortgage-backed securities held to maturity	82	264
Additions to premises and equipment	(305)	(740)

Net Cash Used in Investing Activities	$(102,361)	$(125,124)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2010	2009

Cash Flows from Financing Activities:
Net increase in deposits	$39,842	$34,801
Decrease in advance payments by borrowers for taxes	(361)	(258)
Dividends paid to stockholders of Kearny Financial Corp.	(817)	(855)
Purchase of common stock of Kearny Financial Corp. for treasury	(3,316)	(968)
Dividends contributed for payment of ESOP loan	32	25
Tax benefit from stock based compensation	5	41

Net Cash Provided by Financing Activities	35,385	32,786

Net Decrease in Cash and Cash Equivalents	(62,338)	(89,920)

Cash and Cash Equivalents – Beginning	181,422	211,525

Cash and Cash Equivalents – Ending	$119,084	$121,605

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$2,104	$1,506

Interest	$8,401	$9,899

Non-cash investing activities:
Acquisition of real estate owned in settlement of loans	$449	$543

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

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, changes in stockholders’ equity and cash flows in conformity with generally accepted accounting principles (“GAAP”).  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statements of financial condition for June 30, 2010 was derived from the Company’s annual report on Form 10-K.  That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity and cash flows should be read in conjunction with the 2010 consolidated financial statements, including the notes thereto included in the Company’s annual report on Form 10-K.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended
	September 30, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)

Net income	$1,335
Basic earnings per share,
income available to
common stockholders	$1,335	67,219	$0.02
Effect of dilutive securities:
Stock options	-	-

	$1,335	67,219	$0.02

	Three Months Ended
	September 30, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)

Net income	$1,095
Basic earnings per share,
income available to
common stockholders	$1,095	68,074	$0.02
Effect of dilutive securities:
Stock options	-	-

	$1,095	68,074	$0.02

4.  SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2010, for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date this document was filed.

5. PROPOSED ACQUISITION OF CENTRAL JERSEY BANCORP

On May 25, 2010, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Central Jersey Bancorp (“Central Jersey”) and its wholly owned subsidiary, Central Jersey Bank, National Association (“Central Jersey Bank”), pursuant to which Central Jersey will merge with a to-be-formed subsidiary of the Company and thereby become a wholly owned subsidiary of the Company (the “Merger”). Immediately thereafter, Central Jersey Bank will merge with and into the Bank (the “Bank Merger”).  Central Jersey Bank will operate as a division of the Bank for at least 18 months after closing.  At September 30, 2010, Central Jersey Bank had $589.4 million in assets and 13 branch offices in Monmouth and Ocean Counties, New Jersey.

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

The shareholders of Central Jersey approved the transaction on September 14, 2010 while the Office of Thrift Supervision issued the requisite regulatory approval on October 20, 2010.  The transaction is expected to close during the Company’s second fiscal quarter ending December 31, 2010.

6. MERGER-RELATED EXPENSES

Merger-related expenses are recorded in the Consolidated Statements of Income and include costs relating to Kearny Financial Corp.’s proposed acquisition of Central Jersey Bancorp as described above.  These charges represent one-time costs associated with acquisition activities and do not represent ongoing costs of the fully integrated combined organization.  Accounting guidance requires that acquisition-related transaction and restructuring costs incurred by the Company be charged to expense as incurred.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the FASB issued guidance concerning fair value measurement and disclosures.  The guidance mandates additional disclosure requiring that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers while also requiring that in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  The guidance clarifies existing fair value disclosure requirements such that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  Moreover, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  This guidance also includes conforming amendments regarding employers' disclosures about postretirement benefit plan assets.  The conforming amendments change the terminology from “major categories” of assets to “classes” of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The implementation of the new pronouncement during the quarter ended March 31, 2010 did not have a material impact on the Company’s consolidated financial position or results of operations.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements for those disclosures that go into effect during fiscal 2012.

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

8.  STOCK REPURCHASE PLANS

On May 26, 2010, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 889,506 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  In accordance with that plan, during the three months ended September 30, 2010, the Company purchased in the open market 368,800 shares at a cost of $3,316,000 and at an average cost per share of $8.99.  Through September 30, 2010, the Company has repurchased a total of 730,900 shares in accordance with this repurchase plan at a total cost of $6,600,000 and at an average cost per share of $9.03.

9.  DIVIDEND WAIVER

During the three months ended September 30, 2010, Kearny MHC, the federally chartered mutual holding company of the Company waived its right, in accordance with the non-objection previously granted by the Office of Thrift Supervision (“OTS”), to receive cash dividends of approximately $2.5 million declared on the 50,916,250 shares of Company common stock it owns.

10.  SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses, estimated fair value and stratification by contractual maturity of securities available for sale at September 30, 2010 and June 30, 2010 are presented below:

	At September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,857	$-	$2,125	$6,732
U.S. agency securities	3,460	1	12	3,449
Obligations of state and political
subdivisions	18,124	1,077	-	19,201

Total securities	30,441	1,078	2,137	29,382

Mortgage-backed securities:
Mortgage pass-through securities:
Government National Mortgage
Association	14,097	948	29	15,016
Federal Home Loan Mortgage
Corporation	308,969	10,044	69	318,944
Federal National Mortgage Association	492,640	17,556	114	510,082

Total mortgage-backed securities	815,706	28,548	212	844,042

Total securities available for sale	$846,147	$29,626	$2,349	$873,424

	At September 30, 2010
	Amortized Cost	Carrying Value
	(In Thousands)
Debt securities:
Due in one year or less	$-	$-
Due after one year through five years	6,306	6,653
Due after five years through ten years	12,135	12,867
Due after ten years	12,000	9,862

Total	$30,441	$29,382

	At June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,855	$-	$2,255	$6,600
U.S. agency securities	3,980	1	39	3,942
Obligations of state and political
subdivisions	18,125	830	-	18,955

Total securities	30,960	831	2,294	29,497

Mortgage-backed securities:
Mortgage pass-through securities:
Government National Mortgage
Association	14,660	999	31	15,628
Federal Home Loan Mortgage
Corporation	263,481	10,267	44	273,704
Federal National Mortgage Association	395,273	18,884	34	414,123

Total mortgage-backed securities	673,414	30,150	109	703,455

Total securities available for sale	$704,374	$30,981	$2,403	$732,952

There were no sales of securities from the available for sale portfolio during the three months ended September 30, 2010 and September 30, 2009.

At September 30, 2010 and June 30, 2010, securities available for sale with carrying value of approximately $247.9 million and $243.7 million, respectively, were utilized as collateral for borrowings via repurchase agreements through the FHLB of New York.  As of those same dates, securities available for sale with carrying values of approximately $1.7 million and $1.4 million, respectively, were pledged to secure public funds on deposit.

At September 30, 2010 and June 30, 2010, all obligations of states and political subdivisions were guaranteed by insurance policies issued by various insurance companies.

The Company’s available for sale mortgage-backed securities are generally secured by residential mortgage loans with original contractual maturities of ten to thirty years.  However, the effective lives of those securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities.  Investors in mortgage pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers.

11.  SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses, estimated fair value and stratification by contractual maturity of securities held to maturity at September 30, 2010 and June 30, 2010 are as follows:

	At September 30, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities:
Debt securities:
U.S. agency securities	$229,976	$2,087	$-	$232,063

Total securities	229,976	2,087	-	232,063

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	91	12	-	103
Federal National Mortgage Association	732	89	-	821
Non-agency securities	299	3	39	263

Total collateralized mortgage
obligations	1,122	104	39	1,187

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	163	5	-	168
Federal National Mortgage Association	340	7	1	346

Total mortgage pass-through securities	503	12	1	514

Total mortgage-backed
securities	1,625	116	40	1,701

Total securities held to maturity	$231,601	$2,203	$40	$233,764

	At September 30, 2010
	Carrying Value	Fair Value
	(In Thousands)
Debt securities:
Due in one year or less	$-	$-
Due after one year through five years	160,000	161,678
Due after five years through ten years	20,000	20,102
Due after ten years	49,976	50,283

Total	$229,976	$232,063

	At June 30, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities:
Debt securities:
U.S. agency securities	$255,000	$1,914	$-	$256,914

Total securities	255,000	1,914	-	256,914

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	99	12	-	111
Federal National Mortgage Association	767	71	1	837
Non-agency securities	310	2	43	269

Total collateralized mortgage
obligations	1,176	85	44	1,217

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	168	5	-	173
Federal National Mortgage Association	356	9	1	364

Total mortgage pass-through securities	524	14	1	537

Total mortgage-backed
securities	1,700	99	45	1,754

Total securities held to maturity	$256,700	$2,013	$45	$258,668

There were no sales of securities from the held to maturity portfolio during the three months ended September 30, 2010 and September 30, 2009.  Held to maturity securities were not utilized as collateral for borrowings nor pledged to secure public funds on deposit during the three months ended September 30, 2010.

The Company’s held to maturity collateralized mortgage obligations and mortgage pass-through securities are generally secured by residential mortgage loans with original contractual maturities of ten to thirty years.  However, the effective lives of those securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities.  Investors in mortgage pass-though securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers.  In addition to mortgage pass-through securities, the held to maturity portfolio also contains collateralized mortgage obligations.  Such securities generally represent individual tranches within a larger investment vehicle that is designed to distribute cash flows received on securitized mortgage loans to investors in a manner determined by the overall terms and structure of the investment vehicle and those applying to the individual tranches within that structure.

12.  IMPAIRMENT OF SECURITIES

The following three tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at September 30, 2010 and June 30, 2010.  The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented.  Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
At September 30, 2010:
Trust preferred securities	$-	$-	$5,731	$2,125	$5,731	$2,125
U.S. agency securities	-	-	3,130	12	3,130	12
Mortgage pass-through securities	95,239	115	815	97	96,054	212

Total	$95,239	$115	$9,676	$2,234	$104,915	$2,349

At June 30, 2010:
Trust preferred securities	$-	$-	$5,600	$2,255	$5,600	$2,255
U.S. agency securities	-	-	3,667	39	3,667	39
Mortgage pass-through securities	559	4	906	105	1,465	109

Total	$559	$4	$10,173	$2,399	$10,732	$2,403

The number of available for sale securities with unrealized losses at September 30, 2010 totaled 33 comprising four trust preferred securities, five U.S. agency securities and 24 mortgage pass-through securities.  The number of available for sale securities with unrealized losses at June 30, 2010 totaled 28 comprising four trust preferred securities, six U.S. agency securities and 18 mortgage pass-through securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
At September 30, 2010:
Collateralized mortgage
obligations	$10	$2	$198	$37	$208	$39
Mortgage pass-through securities	63	1	-	-	63	1

Total	$73	$3	$198	$37	$271	$40

At June 30, 2010:
Collateralized mortgage
obligations	$76	$3	$218	$41	$294	$44
Mortgage pass-through securities	66	1	-	-	66	1

Total	$142	$4	$218	$41	$360	$45

The number of held to maturity securities with unrealized losses at September 30, 2010 totaled 20 comprising 19 collateralized mortgage obligations and one mortgage pass-through security. The number of held to maturity securities with unrealized losses at June 30, 2010 totaled 23 comprising 22 collateralized mortgage obligations and one mortgage pass-through security.

U.S. Agency Mortgage-backed Securities.  The carrying value of the Company’s agency mortgage-backed securities totaled $845.4 million at September 30, 2010 and comprised 76.5% of total investments and 35.6% of total assets as of that date.  This category of securities generally includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored entities such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.  Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby assuring the creditworthiness of the mortgage-backed securities issued by those agencies.

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

Generally, lower market interest rates prompt greater refinancing activity thereby shortening the average lives of mortgage-backed securities and vice-versa.  The historically low mortgage rates currently prevalent in the marketplace have created significant refinancing incentive for qualified borrowers.  However, prepayment rates are also influenced by fluctuating real estate values and the overall availability of credit in the marketplace which significantly impacts the ability of borrowers to qualify for refinancing.  The deteriorating real estate market values and reduced availability of credit that have characterized the residential real estate marketplace in recent years have stifled demand for residential real estate while reducing the ability of certain borrowers to qualify for the refinancing of existing loans.  To some extent, these factors have offset the effects of historically low interest rates on mortgage-backed security prepayment rates.

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

During fiscal 2010, however, institutional demand for mortgage-backed securities increased reflecting greater stability and liquidity in the financial markets coupled with the intervention of the Federal Reserve as a buyer/holder of such securities.  Moreover, many financial institutions, including the Bank, are experiencing the concurrent effects of strong deposit growth and diminished loan origination volume resulting in increased institutional demand for mortgage-backed securities as investment alternatives to loans.  These factors have continued into fiscal 2011 with market prices of agency mortgage-backed securities generally reflecting the increased institutional demand for such securities.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of September 30, 2010 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency mortgage-backed securities with unrealized losses at September 30, 2010 to be “other-than-temporarily” impaired as of that date.

Non-agency Mortgage-backed Securities. The carrying value of the Company’s non-agency mortgage-backed securities totaled $299,000 at September 30, 2010 and comprised less than one percent of total investments and total assets as of that date.

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

At September 30, 2010, the Company's remaining portfolio of non-agency CMOs totaled 20 held-to-maturity securities all of which are rated as investment grade at September 30, 2010.  As such,  the Company has not decided to sell the securities as of September 30, 2010 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

In light of the factors noted above, the Company does not consider its balance of non-agency mortgage-backed securities with unrealized losses at September 30, 2010 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Securities.  The carrying value of the Company’s U.S. agency debt securities totaled $233.4 million at September 30, 2010 and comprised 21.1% of total investments and 9.8% of total assets as of that date.  Such securities are comprised of $230.0 million of U.S. agency debentures and $3.4 million of securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government sponsored entity.

At September 30, 2010, the fair value of the Company’s SBA securities included a combination of unrealized gains and losses.  As of that same date, the fair value of the Company’s portfolio of U.S. agency debentures reflected no unrealized losses.   With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debt securities are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on supply and demand.

With regard to interest rates, the Company’s SBA securities are variable rate investments whose interest coupons are generally based on the Prime index minus a margin.  Based upon the historically low level of short term market interest rates, of which the Prime index is one measure, the current yields on these securities are comparatively low.  Consequently, the fair value of the SBA securities, as determined based upon the market price of these securities, reflects the adverse effects of the historically low short term, market interest rates at September 30, 2010.

Like the mortgage-backed securities described earlier, the currently diminished fair value of the Company’s SBA securities also reflects the extended average lives of the underlying loans resulting from loan prepayment prohibitions that may be embedded in the underlying loans coupled with the generally reduced availability of credit in the marketplace reducing borrower refinancing opportunities.  Such influences extend the timeframe over which an investor would anticipate holding the security at a “below market” yield.  Similarly, the price of securitized SBA loan pools also reflects fluctuating supply and demand in the marketplace attributable to similar factors as those applying to mortgage-backed securities, as presented above.

Unlike its SBA securities, the Company’s U.S. agency debentures are fixed rate investments whose fair values over time reflect movements in comparatively longer term market interest rates.  While there were no unrealized losses in the agency debenture portfolio at September 30, 2010, fluctuation in the fair value of such securities are generally attributable to movements in longer term market interest rates since their acquisition by the Company.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of September 30, 2010 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its balance of U.S. agency securities with unrealized losses at September 30, 2010 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities. The outstanding balance of the Company’s trust preferred securities totaled $6.7 million at September 30, 2010 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of September 30, 2010, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

Specifically, impairments associated with investment-grade trust preferred securities are generally categorized as “noncredit-related” given the nominal level of credit losses that would be expected based upon such ratings.  At September 30, 2010, the Company owned two securities at an amortized cost of

$2.9 million that were consistently rated as investment grade by Moody’s and Standard & Poor’s Financial Services (“S&P”).  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month Libor plus a margin.  Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at September 30, 2010.

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

At September 30, 2010, the Company owned two securities at an amortized cost of $4.9 million that were rated as investment grade by Moody’s, but below investment grade by S&P.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

In evaluating the impairment associated with these securities, the Company noted the overall financial strength and continuing expected viability of the issuing entity’s parent, particularly given their systemically critical role in the marketplace.  The Company noted the security’s absence of historical defaults or payment deferrals throughout prior business cycles including the recent fiscal crisis that triggered the current economic weaknesses prevalent in the marketplace.  The Company also noted the disparity between investment-grade and non-investment grade ratings for the securities among rating companies which demonstrates the current level of uncertainty regarding credit-risk in the marketplace.  Given these factors, the Company had no basis upon which to estimate an adverse change in the expected cash flows over the securities’ remaining terms to maturity.

While all of its trust preferred securities are classified as available for sale, the Company has both the ability and intent, as of the periods presented, to hold the impaired securities until their fair values recover to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of September 30, 2010 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at nominal discounts.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its investments in trust preferred securities with unrealized losses at September 30, 2010 to be “other-than-temporarily” impaired as of that date.

The following table presents roll forwards of OTTI recognized in earnings due to credit-related losses on securities still held at the end of each reporting period.

		Activity in credit-related other-than-temporary impairment (“OTTI”) recognized through earnings
	Cumulative balance of credit- related OTTI recognized in earnings - beginning	Additions for newly identified credit- related OTTI	Additions to existing OTTI for further credit- related declines in fair value	Reductions in credit- related OTTI for security sale	Reductions in credit- related OTTI due to accretion of impairment into interest income	Cumulative balance of credit- related OTTI recognized in earnings - ending
	(In Thousands)
Collateralized mortgage
obligations:
Non-agency securities: Three months ended September 30, 2010	$-	$-	$-	$-	$-	$-
Three months ended September 30, 2009	$434	$7	$90	$-	$13	$518

13.  BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months
	Ended September 30,
	2010	2009
	(In Thousands)

Service cost	$40	$38
Interest cost	83	90
Amortization of unrecognized past service
liability	18	17
Amortization of unrecognized net actuarial
(gain) loss	(1)	18

Net periodic benefit expense	$140	$163

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The guidance on fair value measurement establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy describes three levels of inputs that may be used to measure fair value:

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At September 30, 2010:
Securities available for
sale	$-	$28,382	$1,000	$29,382
Mortgage-backed
securities available
for sale	-	844,042	-	844,042

At June 30, 2010:
Securities available for
sale	$-	$28,497	$1,000	$29,497
Mortgage-backed
securities available
for sale	-	703,455	-	703,455

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

The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs.  It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028.  Generally management has been unable to obtain a market quote due to a lack of trading activity for this security.  Consequently, the security’s fair value as reported at September 30, 2010 and June 30, 2010 is based upon the present value of its expected future cash flows assuming the security continues to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.  For the three months ended September 30, 2010, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis.

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At September 30, 2010
Impaired loans	$-	$-	$9,969	$9,969
Real estate owned	-	-	581	581

At June 30, 2010
Impaired loans	$-	$-	$9,781	$9,781
Real estate owned	-	-	37	37

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

At September 30, 2010, impaired loans valued using Level 3 inputs comprised 29 loans with principal balances totaling $14,953,000 and valuation allowances of $4,984,000 reflecting fair values of $9,969,000.  By comparison, at June 30, 2010, impaired loans valued using Level 3 inputs comprised 29 loans with principal balances totaling $14,096,000 and valuation allowances of $4,315,000 reflecting fair values of $9,781,000.

Once a loan is foreclosed, the fair value of real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At September 30, 2010 real estate owned whose carrying value reflected Level 3 inputs comprised three properties with fair values totaling $581,000.  By comparison, at June 30, 2010 real estate owned whose carrying value reflected Level 3 inputs included one property with a fair value totaling $37,000.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at September 30, 2010 and June 30, 2010:

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

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented on Page 41.

The carrying amounts and estimated fair values of financial instruments are as follows:

	At September 30, 2010		At June 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$119,084	$119,084	$181,422	$181,422
Securities available for sale	29,382	29,382	29,497	29,497
Securities held to maturity	229,976	232,063	255,000	256,914
Loans receivable	988,367	1,007,882	1,005,152	1,022,873
Mortgage-backed securities available for sale	844,042	844,042	703,455	703,455
Mortgage-backed securities held to maturity	1,625	1,701	1,700	1,754
Interest receivable	8,298	8,298	8,338	8,338

Financial liabilities:
Deposits (A)	1,663,388	1,661,874	1,623,562	1,632,209
Advances from FHLB	210,000	244,977	210,000	245,491
Interest payable on FHLB advances	1,067	1,067	1,054	1,054

(A) Includes accrued interest payable on deposits of $126,000 and $142,000, respectively, at September 30, 2010 and June 30, 2010.

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

Comparison of Financial Condition at September 30, 2010 and June 30, 2010

General.  Total assets increased $36.5 million to $2.38 billion at September 30, 2010 from $2.34 billion at June 30, 2010.  The increase in total assets was due primarily to an increase in mortgage-backed securities that was partially offset by decreases in cash and cash equivalents, non-mortgage-backed securities and net loans receivable.  The overall increase in total assets was complemented by growth in deposits that was partially offset by a decrease in stockholders’ equity.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist of interest-earning and noninterest-earning deposits in other banks, decreased $62.3 million to $119.1 million at September 30, 2010 from $181.4 million at June 30, 2010.  The decline in short term, liquid assets was largely attributable to the continued reinvestment of a portion of the Company’s excess liquidity into mortgage-backed securities.  Such excess liquidity has generally resulted from the combined effects of deposit growth coupled with net reductions in the loan and non-mortgage-backed security portfolios.

In accordance with the overall goals of its strategic business plan, the Company had deferred the reinvestment of a portion of incoming cash flows resulting in comparatively higher average balances of short term, liquid assets held through June 30, 2010 as a funding source for future loan originations.  While the Bank’s pipeline of “in process” loans has generally increased compared to one year earlier, overall loan origination volume continues to reflect the significant economic challenges and declining real estate values that characterize the current lending marketplace.  Consequently, loan repayments continued to outpace origination volume through the first quarter of fiscal 2011.

The cash inflows from net declines in the loan portfolio, coupled with those arising from deposit growth and non-mortgage-backed security repayments, resulted in the accumulation of excess liquidity during the quarter ended September 30, 2010.  In recognition of the growing opportunity cost to near term earnings resulting from that excess liquidity, a portion of the Company’s short term, liquid assets were reinvested into mortgage-backed securities during the quarter.

Securities Available for Sale.  Non-mortgage-backed securities classified as available for sale decreased by $115,000 to $29.4 million at September 30, 2010 from $29.5 million at June 30, 2010.    The decrease in the portfolio was attributable to principal repayments that were partially offset by an increase in the fair value of the portfolio.  At September 30, 2010, the available for sale non-mortgage-backed securities portfolio consisted of $3.4 million of SBA pass-through certificates, $19.2 million of municipal bonds and $6.7 million of single issuer trust preferred securities with amortized costs of $3.5 million, $18.1 million and $8.9 million, respectively.  The net unrealized loss for this portfolio was reduced to $1.1 million at September 30, 2010 from $1.5 million at June 30, 2010.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at September 30, 2010. (For additional information refer to Note 4 and Note 6 to consolidated financial statements.)

Securities Held to Maturity.  Non-mortgage-backed securities classified as held to maturity decreased to $230.0 million at September 30, 2010 from $255.0 million at June 30, 2010.  The net decrease in the portfolio during the quarter was attributable to the full repayment at par of several fixed rate, agency debentures that were called by the issuer prior to maturity and the reinvestment of all but $25.0 million of those proceeds into similar securities.   As of September 30, 2010, a total of $160.0 million of these debentures have remaining terms to maturity of five years or less while securities having total balances of $20.0 million and $50.0 million have remaining terms to maturity of five to ten years and greater than ten years, respectively.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at September 30, 2010.

Loans Receivable and Real Estate Owned.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, decreased $16.8 million to $988.4 million at September 30, 2010 from $1.01 billion at June 30, 2010.  The decrease in net loans receivable was primarily attributable to net decreases in the balances of residential mortgage loans and the funded portion of construction loans in conjunction with an increase in the allowance for loan losses.  These changes were partially offset by net increases in the balance of commercial mortgage loans and commercial business loans.

Residential mortgage loans, in aggregate, decreased by $21.3 million to $755.6 million at September 30, 2010 from $776.8 million at June 30, 2010.  The components of the aggregate decrease included a net reduction in the balance of one-to-four family first mortgage loans of $15.8 million to $648.0 million at September 30, 2010 coupled with net declines in the balances of home equity loans and home equity lines of credit of $5.0 million and $429,000, respectively, whose ending balances at September 30, 2010 were $96.6 million and $10.9 million, respectively.  The reduction in the balance of residential mortgage loans reflects the effects of diminished loan demand in the marketplace arising from challenging economic conditions and declining real estate values which have adversely impacted residential real estate purchase and refinancing activity.  In total, residential mortgage loan origination volume for the three months ended September 30, 2010 was $26.0 million comprising originations of one-to-four family first mortgage loans totaling $21.5 million and funding of home equity loans and home equity lines of credit totaling $4.5 million.

Commercial loans, in aggregate, increased by $7.8 million to $225.2 million at September 30, 2010 from $217.4 million at June 30, 2010.  The components of the aggregate increase included growth in multi-family mortgage loans of $4.8 million, nonresidential mortgage loans of $2.3 million and commercial business loans of $745,000.  The ending balances of multifamily mortgage loans, nonresidential mortgage loans and commercial business loans at September 30, 2010 were $30.0 million, $180.2 million and $15.1 million, respectively.  The overall growth in commercial loans reflects the Company’s long-term expanded strategic emphasis in commercial lending coupled with a continuing favorable pricing environment for these loans.  In total, commercial loan origination volume for the three months ended September 30, 2010 was $10.7 million comprising originations of multi-family mortgage loans of $5.4 million, nonresidential mortgage loans of $4.7 million and commercial business loans of $662,000.

The outstanding balance of construction loans, net of loans-in-process, decreased by $2.3 million to $12.4 million at September 30, 2010.   The decrease in construction loans resulted from principal repayments net of additional disbursements.  Construction loan disbursements for the three months ended September 30, 2010 totaled $1.1 million.

Finally, other loans, primarily comprising account loans and deposit account overdraft lines of credit, decreased $84,000 to $4.2 million at September 30, 2010.  Other loan originations for the three months ended September 30, 2010 totaled $427,000.

At September 30, 2010, non-performing assets totaled $25.4 million or 1.07% of total assets and comprised 62 nonperforming loans totaling $24.8 million, or 2.49% of total loans, plus three REO properties totaling $581,000.  By comparison, at June 30, 2010 non-performing assets totaled $21.7 million or 0.93% of total assets and comprised 54 nonperforming loans totaling $21.6 million, or 2.13% of total loans, plus two REO properties totaling $146,000.

The number and outstanding balance of loans reported as nonperforming at September 30, 2010 include 47 one-to-four family loans totaling $16.9 million, three construction loans totaling $468,000, eight multi-family loans totaling $2.5 million, two nonresidential mortgage loans totaling $2.7 million, and two commercial business loans totaling $2.3 million.

One-to-four family loans reported as non-performing at September 30, 2010 include 31 mortgage loans totaling $14.1 million on residential properties located in New Jersey originally acquired from Countrywide Home Loans, Inc. (“Countrywide”).  As of that date, the allowance for loan loss includes valuation allowances totaling $3.1 million attributable to specific impairments identified on the Countrywide nonperforming loans.  At September 30, 2010, the Bank owned a total of 164 residential mortgage loans with an aggregate outstanding balance of $81.3 million that were originally acquired from Countrywide and continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP.  Of these loans, an additional six loans totaling $2.4 million are 30-89 days past due and are in various stages of collection.

The remaining 16 nonperforming one-to-four family mortgage with an aggregate balance of $2.8 million were internally originated and include a total of 11 first mortgages, four home equity loans and one home equity line of credit.  The Bank has identified no impairments requiring the establishment of a specific valuation allowance relating to these loans through September 30, 2010.

Construction loans reported as nonperforming at September 30, 2010 include two internally originated loans and one participation acquired through TICIC, a subsidiary of the New Jersey Bankers Association.  As of that date, the allowance for loan loss includes a specific valuation allowance totaling $105,000 attributable to the impairment identified on this TICIC participation.  The Bank has identified no impairments requiring the establishment of a specific valuation allowance relating to the two remaining internally originated, nonperforming construction loans.

Seven of the eight multi-family loans totaling $2.0 million that were reported as nonperforming at September 30, 2010 represent participations acquired through TICIC while one internally originated multi-family loan with a balance of $449,000 was reported as nonperforming as of that date.  The allowance for loan loss includes specific valuation allowances totaling $1.5 million attributable to impairments identified on the TICIC multi-family loan participations.

The two nonresidential mortgage loans reported as nonperforming at September 30, 2010 represent internally originated loans for which the Bank has identified no impairments requiring the establishment of a specific valuation allowance as of that date.   The larger of the two loans has an outstanding balance of $2.7 million and is fully secured by a catering facility in Monmouth County, NJ and remains in foreclosure at September 30, 2010.

Finally, the two commercial business loans reported as nonperforming at September 30, 2010 also represent internally originated loans for which the Bank has identified no impairments requiring the establishment of a specific valuation allowance as of that date.  The larger of the two loans has an outstanding balance of $2.2 million and is secured by land with approvals for residential development.  The loan was placed on nonaccrual at June 30, 2010 based upon its past due status.  The borrower was unsuccessful at selling the underlying property based on a contract for the sale that was originally expected to close during the current quarter.  Consequently, collection efforts continue on the loan at September 30, 2010.

In addition to impairments identified on the nonperforming loans noted above, the allowance for loan loss also contains a specific valuation allowance totaling $193,000 relating to one internally originated, multi-family mortgage loan that is impaired, but is reported as performing due to its accrual and payment status.

Charge offs, net of recoveries, against the allowance for loan loss during the current quarter ended September 30, 2010 totaled $435,000.  The allowance for loan losses as a percentage of total loans outstanding was 0.94% at September 30, 2010 compared with 0.84% at June 30, 2010 reflecting total allowances of $9.4 million and $8.6 million, respectively.  At September 30, 2010, the allowance was comprised of $5.0 million of specific valuation allowances attributable to identified impairments on individual loans while the remaining $4.4 million represented general valuation allowances based upon the historical and environmental loss factors utilized by the Bank’s allowance for loan loss methodology.  By comparison, as of June 30, 2010, the specific and general valuation allowances included in the allowance for loan loss totaled $4.3 million and $4.3 million, respectively.

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale, all of which are government agency pass-through certificates, increased $140.6 million to $844.0 million at September 30, 2010 from $703.5 million at June 30, 2010.  The net increase reflected security purchases totaling $186.4 million which were partially offset by principal repayments totaling approximately $43.7 million and a decline in the unrealized gain within the portfolio of $1.7 million to $28.3 million at September 30, 2010 from $30.0 million at June 30, 2010.  The securities purchased were predominantly fixed rate securities with original maturities of 10 and 15 years.  Additionally, the Bank purchased $4.4 million of 30 year, fixed rate issues that are eligible to meet the Community Reinvestment Act investment test.  Based on its evaluation, management concluded that no other-than-temporary impairment was present within this segment of the investment portfolio at September 30, 2010.  (For additional information refer to Note 4 and Note 6 to consolidated financial statements.)

Mortgage-backed Securities Held to Maturity.   Mortgage-backed securities held to maturity decreased $75,000 to $1.6 million at September 30, 2010 from $1.7 million at June 30, 2010 attributable to principal repayments during the quarter.  At September 30, 2010, the balance of mortgage-backed securities held to maturity includes both pass-through certificates and collateralized mortgage obligations (“CMOs”).  As of that date, the Company’s portfolio of non-agency CMOs totaled 20 securities with a total book value of approximately $299,000 while the remainder of the held to maturity mortgage-backed securities portfolio was comprised of government agency mortgage pass-through securities and collateralized mortgage obligations.  Based on its evaluation, management concluded that no other-than-temporary impairment was present within this segment of the investment portfolio at September 30, 2010.  (For additional information refer to Notes 5 and 6 to consolidated financial statements.)

Other Assets.  The aggregate balance of the Company’s remaining asset categories, including premises and equipment, Federal Home Loan Bank stock, accrued interest receivable, goodwill, bank owned life insurance, net deferred income tax assets, where applicable, and other assets, reflected nominal changes at September 30, 2010 from June 30, 2010.

Deposits.  Deposits increased $39.8 million to $1.66 billion at September 30, 2010 from $1.62 billion at June 30, 2010.  Growth was reported across all categories of interest-bearing deposits.  For the quarter ended September 30, 2010, interest-bearing demand deposits increased $30.1 million to $286.3 million, savings deposits increased $1.8 million to $336.0 million and certificates of deposit increased $11.8 million to $991.4 million.  Non-interest-bearing demand deposits decreased $3.9 million to $49.8 million during the current quarter.

The growth in interest-bearing checking accounts continues to reflect the promotion of the Bank’s “High Yield Checking” product which is designed to attract core deposits in the form of customers’ primary checking accounts through interest rate and fee reimbursement incentives to qualifying customers.  The explicit increase in interest expense associated with the “High Yield Checking” product is expected to be partially offset by an associated increase in transaction fee income.

Depositors have generally been lengthening the maturities of their time deposits, particularly by transferring maturing certificates of deposit to accounts with new maturities of greater than 12 months to improve yield.  Certificates of deposit with maturities of greater than 12 months increased by $42.5 million to $305.7 million at September 30, 2010 from $263.2 million at June 30, 2010 with such balances representing 30.8% and 26.9% of total certificates of deposit at the close of each period, respectively.

Advances from FHLB.  As a result of the Bank’s strong liquidity position, there were no additional borrowings drawn during the quarter ended September 30, 2010.  Moreover, no borrowings matured during those same periods.  Consequently, the balance of FHLB advances remained unchanged at $210.0 million at September 30, 2010 and June 30, 2010.

Stockholders’ Equity.  During the quarter ended September 30, 2010, stockholders’ equity decreased $1.9 million to $484.0 million from $485.9 million at June 30, 2010.  The decrease was attributable, in part, to a $3.3 million increase in treasury stock resulting from the repurchase of 368,800 shares of the Company’s common stock as well as an $800,000 cash dividend to minority shareholders.  Partially offsetting these factors was quarterly net income of $1.3 million, increases to paid-in-capital totaling $1.2 million attributable primarily to benefit plan related adjustments and $363,000 of ESOP shares earned.  The change in stockholders’ equity also reflects a $784,000 decline in accumulated other comprehensive income resulting primarily from reductions in the unrealized gain on the available for sale securities portfolios.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and September 30, 2009

General.  Net income for the three months ended September 30, 2010 was $1.3 million, or $0.02 per diluted share; an increase of $240,000 compared to $1.1 million, or $0.02 per diluted share for the three months ended September 30, 2009.  The increase in net income between periods resulted primarily from increases in net interest income and non-interest income which were partly offset by increases in the provision for loan losses and non-interest expense.  In total, these factors resulted in an overall increase in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the three months ended September 30, 2010 was $14.5 million, an increase of $1.3 million from $13.3 million for the three months ended September 30, 2009.  The increase in net interest income between the comparative periods resulted from a decrease in interest expense that outpaced the concurrent decrease in interest income.  In general, the decrease in interest expense reflected a continued decline in the cost of deposits.  Such declines resulted from the downward re-pricing of certificates of deposit as well as reductions in the rates paid on non-maturity deposits.  The decline in the rates paid more than offset the additional interest expense resulting from an increase in the average balance of interest-bearing deposits.  The decrease in interest income was primarily attributable to declines in the yields across most categories of interest-earning assets coupled with an increase in the average balance of lower yielding investment securities in relation to the decline in the average balance of comparatively higher yielding loans.

As a result of these factors, the Company’s net interest rate spread increased 11 basis points to 2.43% for the three months ended September 30, 2010 from 2.32% for the three months ended September 30, 2009.  The increase in the net interest rate spread reflected a decrease in the cost of interest-bearing liabilities of 60 basis points to 1.87% from 2.47% which was partially offset by a decrease in the yield on earning assets of 49 basis points to 4.30% from 4.79% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the increase in net interest income and net interest rate spread were also reflected in the Company’s net interest margin.  However, their effects were more than offset by other factors that resulted in the Company’s net interest margin decreasing by one basis point to 2.73% for the three months ended September 30, 2010 from 2.74% for the three months ended September 30, 2009.  In particular, the decline in net interest margin compared to the improvement in net interest spread reflects the opportunity cost of the earning assets used to fund the Company’s share repurchase programs, prepayment of the Bank’s FDIC insurance premium and the net reduction in noninterest-bearing checking accounts between the comparative periods.  For the three months ended September 30, 2010, the average balance of treasury stock increased $9.5 million to $56.3 million from $46.7 million for the three months ended September 30, 2009.  For those same comparative periods, the Company’s average balance of prepaid expenses increased by $4.2 million attributable largely to the prepayment of the Bank’s FDIC deposit insurance premium.  The decline in the average balance of noninterest-bearing checking accounts of $2.2 million between comparative periods was also a contributing factor to the decline in net interest margin.

Interest Income.  Total interest income decreased $213,000 to $22.9 million for the three months ended September 30, 2010 from $23.2 million for the three months ended September 30, 2009.  As noted above, the decrease in interest income reflected a decrease in the average yield on earning assets which declined 49 basis points to 4.30% for the three months ended September 30, 2010 from 4.79% for the three months ended September 30, 2009.  The decrease in the average yield was partially offset by an increase in the average balance of interest-earning assets which increased $198.6 million to $2.13 billion from $1.94 billion for the same comparative period.

Interest income from loans decreased $1.1 million to $13.8 million for the three months ended September 30, 2010 from $14.9 million for the three months ended September 30, 2009.  The decrease in interest income on loans was partly attributable to a decrease in the average balance of loans between the comparative periods which declined by $44.7 million to $1.01 billion for the three months ended September 30, 2010 from $1.05 billion for the three months ended September 30, 2009.

Within the reported decline in the average balance of loans, the Company reported a $46.9 million reduction in the average balance of residential mortgage loans to $767.7 million for the three months ended September 30, 2010 from $814.7 million for the three months ended September 30, 2009.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit. As noted earlier, the decline reflected the continued diminished residential loan demand by qualified borrowers coupled with the Company’s disciplined pricing for such loans in the face of aggressive pricing in the marketplace for certain loan products.

By contrast, the Company reported a net increase of $2.2 million in the average aggregate balance of commercial loans to $219.7 million from $217.5 million for those same comparative periods.  The Company’s commercial loans generally comprise multi-family and nonresidential mortgage loans as well as secured and unsecured business loans.  The increase generally reflects the Company’s long-term expanded strategic emphasis in commercial lending.  However, the modest level of that increase continues to reflect the challenges to originating high quality, commercial loans that have resulted from the weakened economy and the related deterioration of real estate values and borrower creditworthiness.

The overall decrease in interest income on loans also reflects a decrease in their average yields which declined 18 basis points to 5.49% for the three months ended September 30, 2010 from 5.67% for the three months ended September 30, 2009.  The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans.  However, because the Company’s commercial loans generally comprise comparatively higher yielding multi-family mortgages, nonresidential mortgage loans and business loans, the continued reallocation within the loan portfolio from residential mortgages into commercial loans diminished the adverse impact of lower market interest rates on the overall yield of the loan portfolio between the comparative periods.

Interest income from mortgage-backed securities decreased $431,000 to $7.4 million for the three months ended September 30, 2010 from $7.8 million for the three months ended September 30, 2009.  The decrease in interest income reflected a decrease in the average yield on mortgage-backed securities that was partially offset by an increase in their average balance.  The average yield on mortgage-backed securities declined 77 basis points to 4.01% for the three months ended September 30, 2010 from 4.78% for the three months ended September 30, 2009.  For those same comparative periods, the average balance of the securities increased $81.6 million to $737.4 million from $655.8 million.

The reduction in the overall yield of the mortgage-backed securities portfolio is attributable to many of the same factors affecting the yield on the Company’s loan portfolio.  That is, lower market interest rates have continued to provide a “rate reduction” refinancing incentive to mortgagors resulting in the pay off of comparatively higher rate mortgage loans underlying the Company’s mortgage-backed securities.  Simultaneously, lower market interest rates have resulted in the downward re-pricing of loans underlying the Company’s adjustable rate mortgage-backed securities.  The increase in the average balance of mortgage-backed securities reflects security purchases resulting, in part, from the reinvestment of excess liquidity discussed earlier, that have outpaced the level of principal repayments and security sales.

Interest income from non-mortgage-backed securities increased $1.3 million to $1.6 million for the three months ended September 30, 2010 from $218,000 for the three months ended September 30, 2009.  The increase in interest income reflected an increase in the average balance of non-mortgage-backed securities partially offset by a decline in their average yield.  The average balance of these securities increased $243.5 million to $275.7 million for the three months ended September 30, 2010 from $32.2 million for the three months ended September 30, 2009.  For those same comparative periods, the average yield on non-mortgage-backed securities decreased by 44 basis point to 2.27% from 2.71%.

The increase in the average balance of non-mortgage backed securities was primarily attributable to a $243.5 million increase in the average balance of taxable securities to $257.5 million during the three months ended September 30, 2010 from $14.0 million for the three months ended September 30, 2009.  For those same comparative periods, the average balance of tax-exempt securities declined nominally to $18.1 million from $18.2 million.  The net change in the average yield on non-mortgage backed securities reflected an increase of 49 basis points in the yield of taxable securities to 2.19% during the three months ended September 30, 2010 from 1.70% during the three months ended September 30, 2009 while the average yield on tax-exempt securities declined one basis point to 3.47% from 3.48%.

Interest income from other interest-earning assets decreased $51,000 to $179,000 for the three months ended September 30, 2010 from $230,000 for the three months ended September 30, 2009.  The decrease in interest income was primarily attributable to a decline in the average balance of other interest-earning assets that was partially offset by an increase in their average yield.  The average balance of other interest-earning assets decreased $81.8 million to $115.0 million for the three months ended September 30, 2010 from $196.9 million for the three months ended September 30. 2009.  For those same comparative periods, the average yield on other interest-earning assets increased 16 basis points to 0.62% from 0.47%.

The decline in the average balance of other interest-earning assets was primarily attributable to the reinvestment of short term, liquid assets into mortgage-backed securities during the more recent quarter as described earlier.  The increase in the average yield reflected day-to-day fluctuations in the level of earnings on such assets coupled with a decline in the average balance of the comparatively lower yielding components within that category of interest-earning assets.

Interest Expense.  Total interest expense decreased $1.5 million to $8.4 million for the three months ended September 30, 2010 from $9.9 million for the three months ended September 30, 2009.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 60 basis points to 1.87% for the three months ended September 30, 2010 from 2.47% for the three months ended September 30, 2009.  The decrease in the average cost was partially offset by an increase in the average balance of interest-bearing liabilities of $194.0 million to $1.80 billion from $1.60 billion for the same comparative periods.

Interest expense attributed to deposits decreased $1.5 million to $6.3 million for the three months ended September 30, 2010 from $7.8 million for the three months ended September 30, 2009.  The decrease resulted primarily from a 66 basis point decrease in the average cost of interest-bearing deposits to 1.59% for the three months ended September 30, 2010 from 2.25% for the three months ended September 30, 2009.  The reported decrease in the average cost was reflected in the average cost of savings and certificates of deposit and was primarily attributable to the overall declines in market interest rates.  For those comparative periods, the average cost of savings accounts decreased 17 basis points to 0.87% from 1.04% while the average cost of certificates of deposit declined 89 basis points to 1.97%

from 2.86%.  The average cost of interest-bearing checking accounts remained unchanged at 1.13% between comparative periods.

The decrease in the average cost was partially offset by a $194.0 million increase in the average balance of interest-bearing deposits to $1.59 billion for the three months ended September 30, 2010 from $1.39 billion for the three months ended September 30, 2009.  The reported increase in the average balance was represented across all categories of interest-bearing deposits and reflected the Company’s strategic efforts to increase its deposit base coupled with consumer demand for the safety of FDIC insurance given the recent volatility in the financial markets for uninsured investment products.  For those same comparative periods, the average balance of interest-bearing checking accounts increased $102.4 million to $273.5 million from $171.1 million, the average balance of savings accounts increased $32.1 million to $336.4 million from $304.2 million and the average balance of certificates of deposit increased $59.4 million to $976.8 million from $917.4 million.  As of September 30, 2010, approximately $685.6 million or 69.2% of certificates of deposit, with a weighted average cost of 1.60%, mature within one year.  Because the Bank’s offering rates for CDs maturing in one year or less are generally lower than 1.60% at September 30, 2010, the majority of these certificates may re-price downward to the extent they are reinvested with the Bank at maturity into accounts with similar terms.

Interest expense attributed to FHLB advances was $2.1 million for each of the periods ended September 30, 2010 and September 30, 2009 reflecting consistent average balances and average costs of $210.0 million and 3.95%, respectively, for both comparative periods.

Provision for Loan Losses.  The provision for loan losses increased $393,000 to $1.3 million for the three months ended September 30, 2010 from $858,000 for the three months ended September 30, 2009.  The provision in the current period reflected required net increases to the allowance for additional specific losses on several impaired mortgage loans on residential properties located in New Jersey as well as one out-of-state residential mortgage loan.  All 1-4 family residential mortgage loans with specific losses recognized during the quarter were originated by other lending institutions, including Countrywide Home Loans, Inc. (“Countrywide”), and purchased by the Bank during prior years.  The provision also reflected net increases to balances of general valuation allowances attributable to the application of historical and environmental loss factors to the remaining non-impaired portion of the loan portfolio in accordance with the Company’s allowance for loan loss calculation methodology.

Non-Interest Income.  Total non-interest income increased $111,000 to $631,000 for the three months ended September 30, 2010 from $520,000 for the three months ended September 30, 2010.  Excluding sale gains and losses and impairments of securities, non-interest income increased $13,000 to $631,000 during the three months ended September 30, 2010 compared to $618,000 during the three months ended September 30, 2009.  On that basis, the comparative increase in non-interest income reflected an increase in income from bank owned life insurance and ATM interchange fees that was partially offset by a comparative increase in net expenses recognized through REO operations and net declines in deposit and branch-related fees and charges.

The net increase in noninterest income noted above was augmented by the absence in the current period of other-than-temporary impairment charges totaling $98,000 relating to the Company’s prior balance non-investment grade, non-agency collateralized mortgage obligations (“CMOs”) that were recorded during the earlier comparative quarter.  All securities relating to those impairment charges were sold in the fourth quarter of the prior fiscal year ended June 30, 2010.

Non-Interest Expenses.  Non-interest expense increased $627,000 to $11.6 million for the three months ended September 30, 2010 from $11.0 million for the three months ended September 30, 2009.  The increase in non-interest expense resulted from increases in several categories of non-interest expense including salaries and employee benefits, occupancy, equipment and systems, advertising and marketing, federal deposit insurance and merger-related expenses that were partially offset by declines in miscellaneous expense.

For the comparative periods noted, salaries and employee benefits increased $271,000 which was generally attributable to year-over-year increases in employees’ wages and salaries as well as increases in actuarial pension costs and health benefit expenses.  Premises occupancy expenses increased by $32,000 between those same periods reflecting increases in both property taxes and depreciation expense.

Equipment and systems expense increased $105,000 which resulted from increases in service provider expenses associated with core processing, network administration as well as data processing and support costs associated with the Bank’s “High Yield Checking” product which had not yet been implemented during the earlier comparative quarter.  Likewise, the comparative increase in advertising and marketing expense totaling $32,000 also reflects the absence of promotional expenses for the “High Yield Checking” product during the earlier comparative period.

The increase in cost of FDIC deposit insurance between year-over-year periods reflects the combined effects of several factors including the continued growth in the Bank’s balance of insurable deposits coupled with a comparative increase in the premium rates charged by the FDIC per dollar of insurable deposit.  Additionally, the expense in the earlier comparative period reflected an adjustment resulting from actual deposit insurance premium rates being lower than the rates at which the expense had been accrued in earlier periods.

Finally, the year-over-year increase in non-interest expenses reflects $40,000 in merger-related expenditures during the current quarter for which no such expense was recorded during the earlier comparative period.

Partially offsetting these increases in noninterest expense was a $146,000 decline in miscellaneous non-interest expense.  The net decline primarily reflects reductions in loan expenses and various general and administrative expenses including correspondent bank charges that were partially offset by increases in professional services expenses for legal and accounting services.

Provision for Income Taxes.  The provision for income taxes increased $143,000 to $946,000 for the three months ended September 30, 2010 from $803,000 for the three months ended September 30, 2009.  The increase in income taxes between the comparative periods was primarily attributable to an increase in pre-tax income.  The Company’s effective tax rates during the three months ended September 30, 2010 and September 30, 2009 were 41.5% and 42.3%, respectively.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation.  Management generally invests in cash and cash equivalents for this purpose.  Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at September 30, 2010, which included $844.0 million of mortgage-backed securities and $29.4 million of non-mortgage-backed securities that can readily be sold if necessary.

In accordance with the overall goals of its strategic business plan, the Company may, at times, defer the reinvestment of excess liquidity into the investment portfolio in favor of retaining comparatively higher average balances of short term, liquid assets as a funding source for future loan originations.  Toward that end, the Bank’s pipeline of “in process” loans has generally increased compared to one year earlier due, in part, to continued expansion of the Bank’s commercial loan origination staff.  Moreover, the Bank continues to evaluate various pricing strategies to expand the origination of certain loan types in select markets.

Despite these efforts to bolster loan growth, incoming cash flows from loan repayments have generally outpaced origination volume.  As noted earlier, the Bank continued to experience a reduction in the aggregate outstanding balance of residential first mortgages, home equity loans and home equity lines of credit during the quarter ended September 30, 2010 due largely to the combined effects of significantly reduced levels of residential real estate purchase activity and a highly competitive market for the refinancing of existing credits.

The overall decline in the balance of residential mortgages has been partially offset by the increase in the aggregate balance of commercial loans, including non-residential mortgages, multi-family mortgages and commercial business loans attributable, in part, to the factors noted above.  However, during the quarter ended September 30, 2010, the utilization of liquidity to fund the net growth in the commercial loan portfolio was significantly outpaced by the incoming cash flows arising from net deposit growth, security repayments and the overall decline in the residential loan portfolio.

In light of the opportunity cost to near term earnings resulting from the accumulation of short term, liquid assets, the Bank redeployed a portion of its excess liquidity into mortgage-backed securities during the quarter ended September 30, 2010.  Total mortgage-backed securities increased by $140.5 million to $845.7 million at September 30, 2010 from $705.2 million at June 30, 2010.  The increase in mortgage-backed securities was funded, in part, by a reduction in cash and equivalents which decreased by $62.3 million to $119.1 million from $181.4 million over that same comparative period.  The remaining growth in mortgage-backed securities was largely funded by net deposit growth of $39.8 million in conjunction with net reductions in non-mortgage-backed securities and net loans receivable totaling $25.1 million and $16.8 million, respectively, between those same comparative periods.

  Management will continue to monitor the opportunity cost to near term earnings resulting from the accumulation of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives including the upcoming acquisition of Central Jersey Bancorp which is expected to close during the quarter ending December 31, 2010.  The Company may continue to redeploy a portion of its liquidity into higher yielding investments based upon the timing and relative success of those initiatives.

At September 30, 2010, the Bank had outstanding commitments to originate loans of $31.6 million compared to $28.0 million at June 30, 2010.  Construction loans in process and unused lines of credit were $4.0 million and $25.1 million, respectively, at September 30, 2010 compared to $4.7 million and $25.9 million, respectively, at June 30, 2010.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At September 30, 2010, the Bank had agreements to fund the purchase of loans on a flow basis of $1.9 million compared to $1.0 million at June 30, 2010.  The Bank periodically enters into purchase agreements with a limited number of smaller, local mortgage companies to supplement the Bank’s loan origination pipeline.  These agreements call for the purchase, on a flow basis, of mortgage loans with servicing released to the Bank.

As noted earlier, deposits increased $39.8 million to $1.66 billion at September 30, 2010, from $1.62 billion at June 30, 2010 despite the Bank continuing to reduce deposit rates across most interest-bearing deposit categories.  In reaction to lower deposit interest rates in the marketplace, certificate of deposit holders have generally been lengthening the maturities of their time deposits, particularly by transferring maturing certificates of deposit to accounts with new maturities of greater than 12 months to improve yield.  Certificates of deposit with maturities of greater than 12 months increased by $42.5 million to $305.7 million at September 30, 2010 from $263.2 million at June 30, 2010 with such balances representing 30.8% and 26.9% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and, to the extent that maturing deposits do not remain with the Bank, management may replace such funds with advances.  The Bank has the capacity to borrow additional funds from the FHLB, through an overnight line of credit of $200.0 million or by taking additional short-term or long-term advances.  Given the excess liquidity position of the Bank, there was no need to borrow additional funds during the three months ended September 30, 2010.  Additional borrowings are an option available to management if funding needs change or to lengthen liabilities.  Most of the Bank’s mortgage-backed and non-mortgage-backed securities are held in safekeeping at the FHLB of New York and available as collateral if necessary.

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers.  At September 30, 2010, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards.  As of September 30, 2010, the Bank exceeded all capital requirements of the OTS.

The following table sets forth the Bank’s capital position at September 30, 2010, as compared to the minimum regulatory capital requirements:

	At September 30, 2010
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital
(to risk-weighted assets)	$370,931	38.08%	$77,929	8.00%	$97,411	10.00%

Tier 1 Capital
(to risk-weighted assets)	$366,538	37.63%	$38,964	4.00%	$58,446	6.00%

Core (Tier 1) Capital
(to adjusted total assets)	$366,538	16.24%	$90,300	4.00%	$112,875	5.00%

Tangible Capital
(to adjusted total assets)	$366,538	16.24%	$33,862	1.50%	$-	-

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by the Company, please refer to Note 7 of the Notes to the Consolidated Financial Statements.

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

With respect to the maturity and re-pricing of its interest-bearing liabilities, at September 30, 2010, $685.6 million or 69.2% of our certificates of deposit mature within one year with an additional $199.5 million or 20.1% maturing in greater than one year but less than or equal to two years.  Based on current market interest rates, the majority of these certificates are projected to re-price downward to the extent they remain with the Bank at maturity.  Of the $210.0 million of FHLB borrowings at September 30, 2010, all have fixed interest rates with $200.0 million maturing during fiscal 2018, but callable on a quarterly basis prior to maturity.  Given current market interest rates, the call options are not currently expected to be exercised by the FHLB.  The remaining $10.0 million of FHLB borrowings are non-callable and mature during the third fiscal quarter ending March 31, 2011.

With respect to the maturity and re-pricing of the Company’s interest-earning assets, at September 30, 2010, $20.8 million, or 2.1% of our total loans will reach their contractual maturity dates within one year with the remaining $976.6 million, or 97.9% of total loans having remaining terms to contractual maturity in excess of one year.  Of loans maturing after one year, $873.9 million or 87.6% had fixed rates of interest while the remaining $102.7 million or 10.3% had adjustable rates of interest.

Regarding investment securities, including mortgage-backed and non-mortgage-backed securities, at September 30, 2010 only $4.7 million or 0.4% of our securities will reach their contractual maturity dates within one year with the remaining $1.1 billion, or 99.6% of total securities, having remaining terms to contractual maturity in excess of one year.  Of the latter category, $931.7 million comprising 84.3% of our total securities had fixed rates of interest while the remaining $168.6 million comprising 15.3% of our total securities had adjustable or floating rates of interest.

At September 30, 2010, mortgage-related assets, including mortgage loans and mortgage-backed securities, total $1.78 billion and comprise 82.5% of total earning assets.  In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets.  In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them.  In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans.  By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates.

These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

The Company retained its overall liability sensitivity during first three months of fiscal 2011 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, changed nominally during that period.  Specifically, the Company’s cumulative one-year gap percentage widened from +0.91% at June 30, 2010 to +2.50% at September 30, 2010 indicting a modest increase in the proportion of earning assets repricing within one year in relation to costing liabilities repricing within that same timeframe.  In contrast, however, the Company’s cumulative three-year gap percentage decreased from +9.00% to +7.45% indicating a modest decline in the proportion of earning assets repricing within three years in relation to costing liabilities repricing within that same timeframe.

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

The effects of interest rate risk on the Company’s earnings are best demonstrated through a review of changes in market interest rates over the past several years and their impact on the Company’s net interest spread.  Following a period of historically low interest rates, the Federal Reserve Board of Governors steadily increased its target federal funds rate by 425 basis points from 1.00% in June 2004 to 5.25% in June 2007.  During that three-year period, federal funds rate and other shorter term market interest rates increased by a far greater degree than longer term market interest rates.  For example, the market yield on the one-year U.S. Treasury increased 282 basis points from 2.07% at June 30, 2004 to 4.91% at June 30, 2007.  By comparison, the market yield on the 10-year U.S. Treasury increased by only 41 basis points from 4.62% to 5.03% over those same time periods.  The flattening yield curve during that three year period had an adverse impact on the Company’s net interest spread which decreased 67 basis points from 2.37% for the year ended June 30, 2004 to 1.70% for the year ended June 30, 2007.

The upward trend in shorter term interest rates was reversed in September 2007 as the Federal Reserve began to lower the target rate for federal funds in reaction to the threat of a looming recession triggered by growing volatility and instability in the housing and credit markets.  The effects of those isolated crises rapidly grew to threaten the viability of the domestic and international financial markets as a whole.  In reaction to that larger threat, the Federal Reserve reduced the target federal funds rate by a total of over 500 basis points from 5.25% at June 2007 to a range between 0.00% and 0.25% which remained in effect at June 30, 2010.  During that three-year period, federal funds rate and other shorter term market interest rates decreased by a far greater degree than longer term market interest rates.  For example, the market yield on the one-year U.S. Treasury decreased 369 basis points from 4.01% at June 30, 2007 to 0.32% at June 30, 2010.  By comparison, the market yield on the 10-year U.S. Treasury decreased by only 206 basis points from 5.03% to 2.97% over those same time periods.  The steepening yield curve during that three year period had a beneficial impact on the Company’s net interest spread which increased 75 basis points from 1.70% for the year ended June 30, 2007 to 2.45% for the year ended June 30, 2010.

During the most recent quarter ended September 30, 2010, the yield curve flattened with the one-year U.S. Treasury decreasing five basis points to 0.27% from 0.32% at June 30, 2010 while the market yield on the 10-year U.S. Treasury decreased by 44 basis points to 2.53% from 2.97% over those same time periods. The flattening of the yield curve during the first three months of fiscal 2011 had a nominal impact on the Company’s net interest spread which decreased by two basis points to 2.43% during the first three months of fiscal 2011 compared to 2.45% for all of fiscal 2010.  Between the linked quarters ended September 30, 2010 and June 30, 2010, the Company’s net interest spread remained unchanged at 2.43%.

The Board of Directors has established an Interest Rate Risk Management Committee which is responsible for monitoring the Company’s interest rate risk.  At September 30, 2010, the membership of the committee included Directors Hopkins, Regan, Aanensen, Mazza and Parow while our Chief Financial Officer and Chief Investment Officer also participate as management’s liaison to the committee. The committee meets quarterly to address management of our assets and liabilities, including review of our short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and re-pricing frequencies of loans and securities; and a variety of other asset and liability management topics.  The results of the committee’s quarterly review are reported to the full Board, which adjusts the investment policy and strategies, as it considers necessary and appropriate.

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

As illustrated in the tables below, the Bank’s NPV would be negatively impacted by an increase in interest rates.  This result is expected given the Bank’s liability sensitivity noted earlier.  Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of the Bank’s interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Bank’s assets compared to the beneficial impact arising from the reduced present value of its liabilities.  Hence, the Bank’s NPV and NPV ratio decline in the increasing interest rate scenarios.  Historically low interest rates at September 30, 2010 preclude the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the Bank’s internal NPV analysis as of September 30, 2010 and June 30, 2010, respectively.

	At September 30, 2010
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	175,676	-113,760	-29%	13.08%	-367 bps
+200 bps	329,185	-60,251	-15%	15.04%	-172 bps
+100 bps	370,864	-18,572	-5%	16.36%	-39 bps
0 bps	389,436	-	-	16.75%	-

	At June 30, 2010
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	264,675	-115,353	-30%	12.85%	-387 bps
+200 bps	320,458	-59,569	-16%	14.97%	-175 bps
+100 bps	358,461	-21,566	-6%	16.19%	-52 bps
0 bps	380,028	-	-	16.71%	-
(1) The -100 bp, -200 bp and -300 bp scenarios are not shown due to the low prevailing interest rate environment.

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined by bank regulators as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points.  Based upon the tables above, the Bank’s sensitivity measure decreased slightly by three basis points from -175 basis points at June 30, 2010 to -172 basis points at September 30, 2010 which indicates a nominal change in the Bank’s sensitivity to movements in interest rates from period to period.

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

Several offsetting internal and external factors working in concert resulted in the nominal change in the Bank’s sensitivity measure.  For example, the Bank increased its balance of mortgage-backed securities which were funded through the reinvestment of short term, liquid assets and incoming cash flows from growth in deposits.  Funding for the growth in mortgage-backed securities was also provided through net reductions in loan and non-mortgage-backed securities portfolios.

More specifically, the Company’s mortgage-backed securities portfolio increased by $140.5 million to $845.7 million at September 30, 2010 from $705.2 million at June 30, 2010.  The funding for that growth was provided, in part, by a net decrease in the Company’s cash and cash equivalents of $62.3 million from $181.4 million or 7.8% of total assets at June 30, 2010 to $119.1 million or 5.0% of total assets at September 30, 2010. The reinvestment of short term liquid assets, which are re-priced on a day-to-day basis to reflect current market interest rates, into comparatively longer duration mortgage-backed securities had the effect of contributing to an increase in the sensitivity measure.

Funding for the increase in investments was also provided by the growth in deposits which increased by $39.8 million from June 30, 2010 to September 30, 2010.  A portion of the growth in deposits was reflected in certificates of deposit that, in aggregate, re-price more frequently than the investments into which such funds were deployed which also had the effect of contributing to an increase in interest rate sensitivity.

Several factors substantially offset the increases in interest-rate sensitivity arising from the factors noted above.  Specifically, the $16.0 million decline in loans receivable between comparative periods, excluding changes in the allowance for loan losses, also contributed to the funding for the growth in the comparatively shorter duration investment securities.  Such funding was also provided through the growth in the Bank’s non-maturity deposits which are generally assumed to be less interest-rate sensitive than certificates of deposit.  Finally, a comparatively lower level of market interest rates has resulted in an expectation for accelerating loan prepayments effecting both the mortgage loan and mortgage-backed securities portfolios while increasing the likelihood of non-mortgage-backed securities being called prior to maturity.

Taken together, these changes in balance sheet allocation and underlying modeling assumptions substantially offset one another resulting in the nominal change in sensitivity to interest rate risk as quantified by the Bank’s sensitivity measure.

Because the Bank’s sensitivity measure and NPV ratio in the +200 bps scenario exceeded the thresholds established by its primary regulator, the Bank’s “TB 13a Level of Risk” was rated as “Minimal” based upon the results of the OTS interest rate risk model as of September 30, 2010 and June

30, 2010.  TB-13a is the OTS’s primary regulatory guidance concerning the management of interest rate risk.

The results of the Bank’s internal “NPV-based” analysis are generally consistent with those of the external analysis prepared by OTS.  As noted earlier, the Bank’s internal interest rate risk analysis also includes an “earnings-based” component.  A quantitative, earnings-based approach to measuring interest rate risk is strongly encouraged by bank regulators as a complement to the “NPV-based” methodology.  Notwithstanding, there is currently no external “earnings-based” interest rate risk analysis prepared by OTS for the institutions within its oversight.  As such, institutions must utilize internal models and analysis to gauge the sensitivity of their earnings to movements in interest rates.  Regarding such internal modeling, however, there are no commonly accepted “industry best practices” that specify the manner in which “earnings-based” interest rate risk analysis should be performed with regard to certain key modeling variables.  Such variables include, but are not limited to, those relating to rate scenarios (e.g., immediate and permanent rate “shocks” versus gradual rate change “ramps”, “parallel” versus “nonparallel” yield curve changes), measurement periods (e.g., one year versus two year, cumulative versus noncumulative), measurement criteria (e.g., net interest income versus net income) and balance sheet composition and allocation (“static” balance sheet, reflecting reinvestment of cash flows into like instruments, versus “dynamic” balance sheet, reflecting internal budget and planning assumptions).

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

As illustrated in the tables below, the Bank’s net interest income would be negatively impacted by an increase in interest rates.  Like the NPV results presented earlier, this result is expected given the Bank’s liability sensitivity noted earlier.  The tables below also reflect an increase in sensitivity to movements in interest rates between the comparative periods resulting from the changes in balance sheet allocation and market interest rates discussed earlier.

At September 30, 2010
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Changes in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$58,015	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	57,767	-248	-0.43
Immediate and permanent	Parallel	Static	+200 bps	One Year	55,911	-2,104	-3.63
Immediate and permanent	Parallel	Static	+300 bps	One Year	53,046	-4,970	-8.57

At June 30, 2010
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Changes in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$59,683	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	59,538	-145	-0.24
Immediate and permanent	Parallel	Static	+200 bps	One Year	58,809	-874	-1.46
Immediate and permanent	Parallel	Static	+300 bps	One Year	56,713	-2,970	-4.98

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

At September 30, 2010, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended June 30, 2010, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2010.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs(1)
July 1-31, 2010	37,900	$ 9.31	37,900	489,506
August 1-31, 2010	305,600	$ 8.95	305,600	183,906
September 1-30, 2010	25,300	$ 8.98	25,300	158,606
Total	368,800	$ 8.99	368,800	158,606

(1) On May 26, 2010, the Company announced the authorization of a fifth repurchase program for up to 889,506 shares or 5% of shares outstanding.

ITEM 3.	Defaults Upon Senior Securities
Not applicable

ITEM 4.	[Reserved]

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

	2.1	Agreement and Plan of Merger dated as of May 25, 2010, by and among Kearny Financial Corp., Kearny Federal Savings Bank, Central Jersey Bancorp and Central Jersey Bank (7)
	3.1	Charter of Kearny Financial Corp. (1)
	3.2	By-laws of Kearny Financial Corp. (2)
	4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
	10.1	Employment Agreement between Kearny Federal Savings Bank and John N. Hopkins (2)
	10.2	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (2)
	10.3	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (2)
	10.4	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
	10.5	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)
	10.6	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
	10.7	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
	10.8	Employment Agreement between Kearny Financial Corp. and John N. Hopkins (3)
	10.9	Directors Consultation and Retirement Plan (1)
	10.10	Benefit Equalization Plan (1)
	10.11	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
	10.12	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (4)
	10.13	Kearny Federal Savings Bank Director Life Insurance Agreement (5)
	10.14	Kearny Federal Savings Bank Executive Life Insurance Agreement (5)
	10.15	Kearny Financial Corp. Directors Incentive Compensation Plan (6)
	11.0	Statement regarding computation of earnings per share (Filed herewith).
	31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
(2)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2008 (File No. 000-51093).
(3)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed June 19, 2008.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204).
(5)	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005 (File No. 000-51093).
(6)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on December 9, 2005 (File No. 000-51093).
(7)	Incorporated by reference to the identically numbered exhibit to the current report on Form 8-K filed May 26, 2010 (File No. 000-51093).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date:	November 9, 2010	By:	/s/ John N. Hopkins
John N. Hopkins
Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	November 9, 2010	By:	/s/ William C. Ledgerwood
William C. Ledgerwood
Executive Vice President and
Chief Financial Officer
(Principal financial officer)