Form 10-Q
period 2010-12-31
Kearny Financial Corp.
filed 2011-02-14
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2010

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004-3510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	973-244-4500

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 8, 2011.

$0.10 par value common stock - 67,975,477 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at December 31, 2010 and June 30, 2010 (Unaudited)	1

Consolidated Statements of Operations for the Three and Six Months
	Ended December 31, 2010 and December 31, 2009 (Unaudited)	2-3

Consolidated Statements of Changes in Stockholders’ Equity for the
	Six Months Ended December 31, 2010 and December 31, 2009 (Unaudited)	4-6

Consolidated Statements of Cash Flows for the Six
	Months Ended December 31, 2010 and December 31, 2009 (Unaudited)	7-8

	Notes to Consolidated Financial Statements (Unaudited)	9-40

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	41-59

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	60-66

Item 4:	Controls and Procedures	67

PART II - OTHER INFORMATION		68-69

SIGNATURES		70

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data, Unaudited)

	December 31,	June 30,
	2010	2010
Assets

Cash and amounts due from depository institutions	$57,670	$3,286
Interest-bearing deposits in other banks	72,658	178,136

Cash and Cash Equivalents	130,328	181,422

Securities available for sale (amortized cost $127,157 and $30,960)	125,569	29,497
Securities held to maturity (estimated fair value $237,393 and $256,914)	236,870	255,000
Loans receivable, including unamortized yield adjustments of $(1,409) and $564	1,319,354	1,013,713
Less allowance for loan losses	(9,931)	(8,561)

Net Loans Receivable	1,309,423	1,005,152

Mortgage-backed securities available for sale (amortized cost $845,741 and $673,414)	862,769	703,455
Mortgage-backed securities held to maturity (estimated fair value $1,580 and $1,754)	1,533	1,700
Premises and equipment	39,630	34,989
Federal Home Loan Bank of New York (“FHLB”) stock	14,062	12,867
Interest receivable	10,425	8,338
Goodwill	108,543	82,263
Bank owned life insurance	24,099	19,833
Deferred income tax assets, net	5,598	-
Other assets	12,346	5,297

Total Assets	$2,881,195	$2,339,813

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$96,626	$53,709
Interest-bearing	2,034,745	1,569,853

Total Deposits	2,131,371	1,623,562

Borrowings	255,202	210,000
Advance payments by borrowers for taxes	5,225	5,699
Deferred income tax liabilities, net	-	4,391
Other liabilities	12,577	10,235

Total Liabilities	2,404,375	1,853,887

Stockholders’ Equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none issued
and outstanding	-	-
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares
issued; 67,975,477 and 68,344,277 shares outstanding, respectively	7,274	7,274
Paid-in capital	215,212	213,529
Retained earnings	312,442	312,844
Unearned Employee Stock Ownership Plan shares; 897,090 shares
and 969,828 shares, respectively	(8,971)	(9,698)
Treasury stock, at cost; 4,762,023 shares and 4,393,223 shares, respectively	(58,054)	(54,738)
Accumulated other comprehensive income	8,917	16,715

Total Stockholders’ Equity	476,820	485,926

Total Liabilities and Stockholders’ Equity	$2,881,195	$2,339,813
See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Interest Income:
Loans	$14,878	$14,739	$28,679	$29,618
Mortgage-backed securities	7,297	8,089	14,695	15,918
Securities:
Taxable	1,379	454	2,787	514
Tax-exempt	238	158	395	316
Other interest-earning assets	241	215	420	445

Total Interest Income	24,033	23,655	46,976	46,811

Interest Expense:
Deposits	6,015	7,188	12,338	15,016
Borrowings	2,146	2,075	4,221	4,150

Total Interest Expense	8,161	9,263	16,559	19,166

Net Interest Income	15,872	14,392	30,417	27,645

Provision for Loan Losses	876	605	2,127	1,463

Net Interest Income after Provision
for Loan Losses	14,996	13,787	28,290	26,182

Non-Interest Income:
Fees and service charges	427	350	769	728
Other-than-temporary security
impairment:
Total	-	(65)	-	(360)
Less: Portion recognized in
other comprehensive income	-	10	-	207
Portion recognized in earnings	-	(55)	-	(153)
Miscellaneous	347	220	636	460

Total Non-Interest Income	774	515	1,405	1,035

Non-Interest Expenses:
Salaries and employee benefits	7,397	6,662	14,350	13,344
Net occupancy expense of
premises	1,152	988	2,201	2,005
Equipment and systems	1,385	1,117	2,562	2,189
Advertising and marketing	270	226	516	440
Federal deposit insurance
premium	517	393	964	550
Directors’ compensation	250	540	808	1,096
Merger-related expenses	3,150	-	3,190	-
Miscellaneous	1,281	1,245	2,455	2,564

Total Non-Interest Expenses	$15,402	$11,171	$27,046	$22,188

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Income Before Income Taxes	$368	$3,131	$2,649	$5,029
Income Taxes	373	1,290	1,319	2,093

Net Income (Loss)	$(5)	$1,841	$1,330	$2,936

Net Income (Loss) per Common
Share (EPS):
Basic	$0.00	$0.03	$0.02	$0.04
Diluted	0.00	0.03	0.02	0.04

Weighted Average Number of
Common Shares Outstanding:
Basic	67,042	68,015	67,130	68,045
Diluted	67,042	68,015	67,130	68,045

Dividends Declared Per Common
Share (Excluding dividends waived by Kearny MHC)	$0.05	$0.05	$0.10	$0.10

See notes to consolidated financial statements.                                                                                    -3-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended December 31, 2009
(In Thousands, Except Per Share Data, Unaudited)
							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2009	69,242	$7,274	$208,577	$309,687	$(11,153)	$(45,985)	$8,320	$476,720

Comprehensive income:
Net income	-	-	-	2,936	-	-	-	2,936

Unrealized gain on securities
available for sale, net of
deferred income tax
expense of $1,719	-	-	-	-	-	-	2,489	2,489

Non-credit related other-than-
temporary impairment losses on
securities held to maturity, net of
deferred income tax benefit of $50	-	-	-	-	-	-	(74)	(74)

Benefit plans, net of deferred income
tax expense of $8	-	-	-	-	-	-	11	11

Total Comprehensive income								5,362

ESOP shares committed to be released
(72 shares)	-	-	39	-	727	-	-	766

Dividends contributed for payment of
ESOP loan	-	-	50	-	-	-	-	50

Stock option expense	-	-	953	-	-	-	-	953

Treasury stock purchases	(264)	-	-	-	-	(2,727)	-	(2,727)

Restricted stock plan shares earned
(126 shares)	-	-	1,542	-	-	-	-	1,542

See notes to consolidated financial statements.                                                                                    -4-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
Six Months Ended December 31, 2009
(In Thousands, Except Per Share Data, Unaudited)
							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Tax effect from stock based
compensation	-	-	(186)	-	-	-	-	(186)

Cash dividends declared ($0.10/ public share)	-	-	-	(1,694)	-	-	-	(1,694)

Cash dividend to Kearny MHC	-	-	-	(300)	-	-	-	(300)

Balance - December 31, 2009	68,978	$7,274	$210,975	$310,629	$(10,426)	$(48,712)	$10,746	$480,486

See notes to consolidated financial statements.                                                                                    -5-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
Six Months Ended December 31, 2010
(In Thousands, Except Per Share Data, Unaudited)
							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2010	68,344	$7,274	$213,529	$312,844	$(9,698)	$(54,738)	$16,715	$485,926

Comprehensive income:
Net income	-	-	-	1,330	-	-	-	1,330

Unrealized loss on securities available
for sale, net of deferred income tax
benefit of $5,342	-	-	-	-	-	-	(7,793)	(7,793)

Benefit plans, net of deferred income
tax benefit of $3	-	-	-	-	-	-	(5)	(5)

Total Comprehensive income								(6,468)

ESOP shares committed to be released
(72 shares)	-	-	(84)	-	727	-	-	643

Dividends contributed for payment of
ESOP loan	-	-	64	-	-	-	-	64

Stock option expense	-	-	745	-	-	-	-	745

Treasury stock purchases	(369)	-	-	-	-	(3,316)	-	(3,316)

Restricted stock plan shares earned
(111 shares)	-	-	1,198	-	-	-	-	1,198

Tax effect from stock based
compensation	-	-	(240)	(124)	-	-	-	(364)

Cash dividends declared ($0.10/ public share)	-	-	-	(1,608)	-	-	-	(1,608)

Balance - December 31, 2010	67,975	$7,274	$215,212	$312,442	$(8,971)	$(58,054)	$8,917	$476,820

See notes to consolidated financial statements.                                                                                    -6-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2010	2009

Cash Flows from Operating Activities:
Net income	$1,330	$2,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	944	872
Net amortization of premiums, discounts and loan fees and costs	1,681	411
Deferred income taxes	(756)	545
Amortization of intangible assets	-	14
Amortization of benefit plans’ unrecognized net loss	34	72
Provision for loan losses	2,127	1,463
Realized gain on sale of loans originated for sale	(10)	-
Proceeds from sales of loans originated for sale	1,046	-
Loss on other-than-temporary impairment of securities	-	153
Increase in cash surrender value of bank owned life insurance	(337)	(279)
ESOP, stock option plan and restricted stock plan expenses	2,586	3,261
Loss on sale of real estate owned	35	-
Increase in interest receivable	-	(129)
Increase in other assets	(1,242)	(5,863)
(Decrease) increase in interest payable	(36)	27
Decrease in other liabilities	(1,194)	(1,959)

Net Cash Provided by Operating Activities	6,208	1,524

Cash Flows from Investing Activities:
Proceeds from calls and maturities of securities held for sale	405	40
Proceeds from repayments of securities available for sale	585	365
Purchase of securities held to maturity	(65,555)	(65,000)
Proceeds from calls and maturities of securities held to maturity	115,230	-
Proceeds from repayments of securities held to maturity	148	-
Purchase of loans	(1,437)	(20,659)
Net decrease in loans receivable	41,223	36,195
Proceeds from sale of real estate owned	60	243
Purchases of mortgage-backed securities available for sale	(245,211)	(113,682)
Principal repayments on mortgage-backed securities available for sale	105,597	81,768
Principal repayments on mortgage-backed securities held to maturity	181	456
Purchase of Federal Home Loan Bank (“FHLB”) stock	(2,250)	-
Redemption of FHLB stock	2,250	-
Cash paid in merger, net of cash acquired	(24,529)	-
Additions to premises and equipment	(434)	(1,001)

Net Cash Used in Investing Activities	$(73,737)	$(81,275)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2010	2009

Cash Flows from Financing Activities:
Net increase in deposits	$31,157	$75,800
Repayment of long-term FHLB advances	(6)	-
Decrease in other short-term borrowings	(9,009)	-
Decrease in advance payments by borrowers for taxes	(474)	(484)
Dividends paid to stockholders of Kearny Financial Corp.	(1,617)	(1,707)
Purchase of common stock of Kearny Financial Corp. for treasury	(3,316)	(2,727)
Dividends contributed for payment of ESOP loan	64	50
Tax effect from stock based compensation	(364)	(186)

Net Cash Provided by Financing Activities	16,435	70,746

Net Decrease in Cash and Cash Equivalents	(51,094)	(9,005)

Cash and Cash Equivalents – Beginning	181,422	211,525

Cash and Cash Equivalents – Ending	$130,328	$202,520

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$3,603	$2,606

Interest	$16,595	$19,139

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$435	$543

Fair value of assets acquired, net of cash and cash equivalents acquired	$559,113	$-
Fair value of liabilities assumed	$534,584	$-

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiaries, Kearny Federal Savings Bank (the “Bank”) and Kearny Financial Securities, Inc., and the Bank’s wholly-owned subsidiaries, KFS Financial Services, Inc., KFS Investment Corp. and CJB Investment Corp. and its wholly owned subsidiary, Central Delaware Investment Corp.  The Company conducts its business principally through the Bank.  Management prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, including the elimination of all significant inter-company accounts and transactions during consolidation.

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, changes in stockholders’ equity and cash flows in conformity with generally accepted accounting principles (“GAAP”).  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three and six month period ended December 31, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statements of financial condition for June 30, 2010 was derived from the Company’s annual report on Form 10-K.  That data, along with the interim financial information presented in the consolidated statements of financial condition, operations, changes in stockholders’ equity and cash flows should be read in conjunction with the 2010 consolidated financial statements, including the notes thereto included in the Company’s annual report on Form 10-K.

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

The Financial Accounting Standards Board (“FASB”) has issued guidance on determining whether instruments granted in share-based payment transactions are participating securities.  This guidance clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	December 31, 2010			December 31, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income (loss)	$(5)			$1,330
Basic earnings per share,
income available to
common stockholders	$(5)	67,042	$0.00	$1,330	67,130	$0.02
Effect of dilutive securities:
Stock options	-	-		-	-

	$(5)	67,042	$0.00	$1,330	67,130	$0.02

	Three Months Ended			Six Months Ended
	December 31, 2009			December 31, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$1,841			$2,936
Basic earnings per share,
income available to
common stockholders	$1,841	68,015	$0.03	$2,936	68,045	$0.04
Effect of dilutive securities:
Stock options	-	-		-	-

	$1,841	68,015	$0.03	$2,936	68,045	$0.04

4.  SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2010, for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date this document was filed.

5. ACQUISITION OF CENTRAL JERSEY BANCORP

On November 30, 2010, the Company completed its acquisition of Central Jersey Bancorp (“Central Jersey”) and its wholly owned subsidiary, Central Jersey Bank, National Association (“Central Jersey Bank”).  The transaction qualified as a tax-free reorganization for federal income tax purposes. The final consideration paid in the transaction totaled $82.1 million which included $70.5 million paid to stockholders of Central Jersey at a price of $7.50 per outstanding share and $11.6 million paid to U.S. Department of Treasury (“U.S. Treasury”) for the redemption of the 11,300 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and related warrant originally issued by Central Jersey to the U.S. Treasury under the TARP Capital Purchase Plan.

The Company accounted for the transaction using applicable accounting guidance regarding business combinations resulting in the recognition of pre-tax merger-related expenses totaling $3.2 million during the six months ended December 31, 2010.  Additionally, the Company recorded the assets acquired and liabilities assumed through the merger at fair value as summarized in the following table (in thousands).

Consideration Paid:
Cash for outstanding shares paid to Central Jersey shareholders	$70,455
Cash paid to U.S. Department of Treasury for redemption of Central Jersey preferred shares and related warrant	11,620
Total consideration paid	$82,075

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value
Cash and cash equivalents	$57,546
Investment securities	128,948
Net loans receivable	347,721
Mortgage-backed securities	34,447
Premises and equipment	5,151
Federal Home Loan Bank (“FHLB”) stock	1,195
Interest receivable	2,087
Bank owned life insurance	3,929
Deferred income tax assets, net	3,887
Other assets	5,468
Fair value of assets acquired	590,379

Deposits	476,791
Federal Home Loan Bank advances	11,593
Subordinated debentures	5,155
Other borrowings	37,482
Other liabilities	3,563
Fair value of liabilities assumed	534,584
Total identifiable net assets	55,795

Goodwill	26,280
Total	$82,075

The fair value amounts included in the table above are preliminary estimates and are subject to adjustment but are not expected to be materially different than those shown.  None of the goodwill is deductible for tax purposes.

The Company estimated the fair value of non-impaired loans acquired from Central Jersey by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing terms. Cash flows for each pool were projected using an estimate of future credit losses and rate of prepayments.  Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.  The portion of the fair valuation attributable to expected future credit losses on non-impaired loans totaled approximately $3.5 million or 1.05% of their outstanding balances.

To estimate the fair value of impaired loans, the Company analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans are derived from the eventual sale of the collateral. The value of the collateral was generally based on recently completed appraisals.  The Company discounted these values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.  The portion of the fair valuation attributable to expected future credit losses on impaired loans totaled approximately $7.6 million.

There was no carryover of Central Jersey’s allowance for loan losses associated with the loans acquired as the loans were initially recorded at fair value. Information about the loans acquired from Central Jersey as of November 30, 2010 is as follows (in thousands):

Contractually required principal and interest at acquisition	$468,977
Contractual cash flows not expected to be collected	(8,005)
Expected cash flows at acquisition	460,972
Interest component of expected cash flows	(113,251)

Fair value of acquired loans	$347,721

The fair values of investment securities, including mortgage-backed and non-mortgage backed securities, were primarily determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

The fair value of savings and transaction deposit accounts acquired from Central Jersey was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  No core deposit intangible was ascribed to the value of non-maturity deposits due primarily to the comparatively low cost of alternative funding sources available in the marketplace at acquisition.  Certificates of deposit accounts were valued utilizing a discounted cash flows analysis based upon the underlying accounts’ contractual maturities and interest rates.  The present value of the projected cash flow was then determined using discount rates based upon certificate of deposit interest rates available in the marketplace for accounts with similar terms.

The acquired borrowings were valued utilizing a discounted cash flow analysis based upon the underlying contractual maturities, interest rates and, where applicable, repricing and amortization terms applicable to each borrowing.  The present value of the projected cash flow for each borrowing was then determined using discount rates based upon interest rates available in the marketplace for borrowings with similar terms.

Direct costs related to the merger were expensed as incurred. During the six months ended December 31, 2010, the Company incurred $3.2 million in merger-related expenses attributable to the acquisition of Central Jersey.  Such costs included legal expenses of $186,000, investment banking and other professional service fees totaling $712,000, employment and service provider severance charges totaling $356,000 and $1.9 million, respectively, and other merger-related expenses of $8,000.

The following table presents unaudited pro forma information as if the acquisition of Central Jersey had occurred on July 1, 2009. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and the related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Central Jersey at the beginning of fiscal 2010. In particular, expected cost savings and acquisition integration costs are not fully reflected in the unaudited pro forma amounts.

	Pro forma six months ended
	December 31, 2010	December 31, 2009
	(in thousands, except per share data)	(in thousands, except per share data)

Net interest income	$38,376	$37,167
Non-interest income	2,290	3,032
Non-interest expense	38,828	30,770
Net income (loss)	(815)	3,082
Net income (loss) per common shares (EPS)
Basic and diluted	(0.01)	0.05

The amounts of revenue, expense and net income attributable to Central Jersey since the acquisition date included in the consolidated statement of operations for the six months ended December 31, 2010 are not disclosed due to the fact that the information is impracticable to provide.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2010, the FASB issued amended guidance that codifies the consensus reached regarding the effect of a loan modification when the loan is part of a pool that is accounted for as a single asset.  The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amended guidance does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  The amended guidance is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued guidance concerning disclosures about the credit quality of financing receivables and the allowance for credit losses that will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  This guidance requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2010, the FASB issued amended guidance concerning goodwill impairment testing.  The amended guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and related examples, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

These amendments eliminate an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice.

For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.

Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by existing guidance.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In December 2010, the FASB issued guidance to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.

Current guidance requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.

In practice, some preparers have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods. Other preparers have disclosed the pro forma information as if the business combination occurred at the beginning of the prior annual reporting period only, and carried forward the related adjustments, if applicable, through the current reporting period.

The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.

The amendments in this Update also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted, which enabled the Company to adopt the amendment during the current quarter ended December 31, 2010 and apply the guidance for the pro forma operating data included in Note 5 above.

In January 2011, the FASB issued amendments that temporarily delay the effective date of the disclosures about troubled debt restructurings that are required in conjunction with a prior update relating to public entities. Under the existing effective date in that prior update, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The deferral in this amendment is effective upon issuance.  The Company will evaluate the potential impact the new pronouncement will have on its consolidated financial statements when updated guidance is issued by the FASB.

7.  STOCK REPURCHASE PLANS

On May 26, 2010, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 889,506 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  Through December 31, 2010 the Company has repurchased a total of 730,900 shares in accordance with this repurchase plan at a total cost of $6,600,000 and at an average cost per share of $9.03 all of which were repurchased during prior quarters with no additional shares repurchased during the three months ended December 31, 2010.

8.  DIVIDEND WAIVER

During the six months ended December 31, 2010, Kearny MHC, the federally chartered mutual holding company of the Company waived its right, in accordance with the non-objection previously granted by the Office of Thrift Supervision (“OTS”), to receive cash dividends of approximately $5.1 million declared on the 50,916,250 shares of Company common stock it owns.

9.  SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair values of securities at December 31, 2010 and June 30, 2010 and stratification by contractual maturity of securities at December 31, 2010 are presented below:

	At December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,859	$-	$2,009	$6,850
U.S. agency securities	7,299	-	122	7,177
Obligations of state and political
subdivisions	110,999	631	88	111,542

Total securities	127,157	631	2,219	125,569

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	3,990	-	44	3,946

Total collateralized mortgage
obligations	3,990	-	44	3,946

Mortgage pass-through securities:
Government National Mortgage
Association	13,994	1,053	26	15,021
Federal Home Loan Mortgage
Corporation	289,918	7,370	1,067	296,221
Federal National Mortgage Association	537,839	13,995	4,253	547,581

Total mortgage pass-through securities	841,751	22,418	5,346	858,823

Total mortgage-backed securities	845,741	22,418	5,390	862,769
Total securities available for sale	$972,898	$23,049	$7,609	$988,338

	At December 31, 2010
	Amortized Cost	Carrying Value
	(In Thousands)
Debt securities:
Due in one year or less	$84,764	$84,762
Due after one year through five years	8,714	9,024
Due after five years through ten years	15,450	15,718
Due after ten years	18,229	16,065

Total	$127,157	$125,569

	At June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,855	$-	$2,255	$6,600
U.S. agency securities	3,980	1	39	3,942
Obligations of state and political
subdivisions	18,125	830	-	18,955

Total securities	30,960	831	2,294	29,497

Mortgage-backed securities:
Mortgage pass-through securities:
Government National Mortgage
Association	14,660	999	31	15,628
Federal Home Loan Mortgage
Corporation	263,481	10,267	44	273,704
Federal National Mortgage Association	395,273	18,884	34	414,123

Total mortgage-backed securities	673,414	30,150	109	703,455

Total securities available for sale	$704,374	$30,981	$2,403	$732,952

There were no sales of securities from the available for sale portfolio during the six months ended December 31, 2010 and December 31, 2009.

At December 31, 2010 and June 30, 2010, securities available for sale with carrying value of approximately $373.7 million and $243.7 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  As of those same dates, securities available for sale with carrying values of approximately $6.8 million and $1.4 million, respectively, were pledged to secure public funds on deposit.

The Company’s available for sale mortgage-backed securities are generally secured by residential mortgage loans with original contractual maturities of ten to thirty years.  However, the effective lives of those securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities.  Investors in mortgage pass-though securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers.  By comparison, collateralized mortgage obligations generally represent individual tranches within a larger investment vehicle that is designed to distribute cash flows received on securitized mortgage loans to investors in a manner determined by the overall terms and structure of the investment vehicle and those applying to the individual tranches within that structure.

10.  SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of securities at December 31, 2010 and June 30, 2010 and stratification by contractual maturity of securities at December 31, 2010 are presented below:

	At December 31, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities:
Debt securities:
U.S. agency securities	$234,951	$959	$436	$235,474
Obligations of state and political
subdivisions	1,919	-	-	1,919

Total securities	236,870	959	436	237,393

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	77	4	-	81
Federal National Mortgage Association	682	57	-	739
Non-agency securities	285	-	27	258

Total collateralized mortgage
obligations	1,044	61	27	1,078

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	158	5	-	163
Federal National Mortgage Association	331	8	-	339

Total mortgage pass-through securities	489	13	-	502

Total mortgage-backed
securities	1,533	74	27	1,580

Total securities held to maturity	$238,403	$1,033	$463	$238,973

	At December 31, 2010
	Carrying Value	Fair Value
	(In Thousands)
Debt securities:
Due in one year or less	$1,810	$1,810
Due after one year through five years	165,082	165,815
Due after five years through ten years	20,000	19,845
Due after ten years	49,978	49,923

Total	$236,870	$237,393

	At June 30, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities:
Debt securities:
U.S. agency securities	$255,000	$1,914	$-	$256,914

Total securities	255,000	1,914	-	256,914

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	99	12	-	111
Federal National Mortgage Association	767	71	1	837
Non-agency securities	310	2	43	269

Total collateralized mortgage
obligations	1,176	85	44	1,217

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	168	5	-	173
Federal National Mortgage Association	356	9	1	364

Total mortgage pass-through securities	524	14	1	537

Total mortgage-backed
securities	1,700	99	45	1,754

Total securities held to maturity	$256,700	$2,013	$45	$258,668

There were no sales of securities from the held to maturity portfolio during the six months ended December 31, 2010 and December 31, 2009.  At December 31, 2010 one held to maturity security with a carrying value of approximately $5.0 million was pledged to secure public funds on deposit.  As of that date, held to maturity securities were not utilized as collateral for borrowings.

The Company’s held to maturity mortgage-backed securities are generally secured by residential mortgage loans with original contractual maturities of ten to thirty years.  However, the effective lives of those securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities.  Investors in mortgage pass-though securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers.  By comparison, collateralized mortgage obligations generally represent individual tranches within a larger investment vehicle that is designed to distribute cash flows received on securitized mortgage loans to investors in a manner determined by the overall terms and structure of the investment vehicle and those applying to the individual tranches within that structure.

11.  IMPAIRMENT OF SECURITIES

The following three tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at December 31, 2010 and June 30, 2010.  The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented.  Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing the reported impairments as “temporary” versus “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
At December 31, 2010:
Trust preferred securities	$-	$-	$5,850	$2,009	$5,850	$2,009
U.S. agency securities	3,800	107	3,074	15	6,874	122
Obligations of state and political subdivisions	87,782	88	-	-	87,782	88
Collateralized mortgage obligations	3,946	44	-	-	3,946	44
Mortgage pass-through securities	315,134	5,262	776	84	315,910	5,346

Total	$410,662	$5,501	$9,700	$2,108	$420,362	$7,609

At June 30, 2010:
Trust preferred securities	$-	$-	$5,600	$2,255	$5,600	$2,255
U.S. agency securities	-	-	3,667	39	3,667	39
Mortgage pass-through securities	559	4	906	105	1,465	109

Total	$559	$4	$10,173	$2,399	$10,732	$2,403

The number of available for sale securities with unrealized losses at December 31, 2010 totaled 130 comprising four single-issuer trust preferred securities, six U.S. agency securities, 51 municipal obligations, one collateralized mortgage obligation and 68 mortgage pass-through securities.  The number of available for sale securities with unrealized losses at June 30, 2010 totaled 28 comprising four single-issuer trust preferred securities, six U.S. agency securities and 18 mortgage pass-through securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
At December 31, 2010:
U.S. agency securities	$68,565	$436	$-	$-	$68,565	$436
Collateralized mortgage obligations	55	3	203	24	258	27

Total	$68,620	$439	$203	$24	$68,823	$463

At June 30, 2010:
Collateralized mortgage
obligations	$76	$3	$218	$41	$294	$44
Mortgage pass-through securities	66	1	-	-	66	1

Total	$142	$4	$218	$41	$360	$45

The number of held to maturity securities with unrealized losses at December 31, 2010 totaled 28 comprising 20 collateralized mortgage obligations and eight U.S. agency securities. The number of held to maturity securities with unrealized losses at June 30, 2010 totaled 23 comprising 22 collateralized mortgage obligations and one mortgage pass-through security.

Mortgage-backed Securities.  The carrying value of the Company’s mortgage-backed securities totaled $864.3 million at December 31, 2010 and comprised 70.4% of total investments and 30.0% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored entities such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby assuring the creditworthiness of the mortgage-backed securities issued by those agencies.

With credit risk being reduced to negligible levels due primarily to the U.S. government’s support of most of these agencies, the unrealized losses on the Company’s investment in U.S. agency mortgage-backed securities are due largely to the combined effects of several market-related factors.  First, movements in market interest rates significantly impact the average lives of mortgage-backed securities by influencing the rate of principal prepayment attributable to refinancing activity.  Changes in the expected average lives of such securities significantly impact their fair values due to the extension or contraction of the cash flows that an investor expects to receive over the life of the security.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of December 31, 2010 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency mortgage-backed securities with unrealized losses at December 31, 2010 to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies, the Company also maintains a nominal balance of non-agency mortgage-backed securities at December 31, 2010.  Unlike agency mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

The fair values of the non-agency mortgage-backed securities are subject to many of factors applicable to the agency securities that may result in “temporary” impairments in value.  However, due to the lack of agency guaranty, the Company also monitors the general level of credit risk for each of its non-agency mortgage-backed securities based upon the ratings assigned to its specific tranches by one or more credit rating agencies.  The level of such ratings, and changes thereto, is one of several factors considered by the Company in identifying those securities that may be other-than-temporarily impaired.

At December 31, 2010, the Company's remaining portfolio of non-agency CMOs included 20 held-to-maturity securities totaling $285,000 all of which are rated as investment grade as of that date.  The Company has not decided to sell the securities as of December 31, 2010 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

In light of the factors noted above, the Company does not consider its balance of non-agency mortgage-backed securities with unrealized losses at December 31, 2010 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Securities.  The carrying value of the Company’s U.S. agency debt securities totaled $242.2 million at December 31, 2010 and comprised 19.7% of total investments and 8.4% of total assets as of that date.  Such securities are comprised of $235.0 million of U.S. agency debentures and $7.2 million of securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government sponsored entity.

With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debt securities are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on supply and demand.

With regard to interest rates, the Company’s SBA securities are variable rate investments whose interest coupons are generally based on the Prime index minus a margin.  Based upon the historically low level of short term market interest rates, of which the Prime index is one measure, the current yields on these securities are comparatively low.  Consequently, the fair value of the SBA securities, as determined based upon the market price of these securities, reflects the adverse effects of the historically low short term, market interest rates at December 31, 2010.

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

Unlike its SBA securities, the Company’s U.S. agency debentures are fixed rate investments whose fair values over time reflect movements in comparatively longer term market interest rates.  At December 31, 2010, the unrealized losses applicable to those securities portfolio are generally attributable to movements in longer term market interest rates since their acquisition by the Company.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of December 31, 2010 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its balance of U.S. agency securities with unrealized losses at December 31, 2010 to be “other-than-temporarily” impaired as of that date.

Obligations of States and Political Subdivisions.  The outstanding balance of the Company’s securities representing obligations of state and political subdivisions totaled $113.5 million at December 31, 2010 and comprised 9.2% of total investments and 3.9% of total assets as of that date.  Such securities are generally comprised of bank qualified securities issued by New Jersey and Pennsylvania municipalities or the obligations of their related entities such as boards of education or utility authorities. The municipal obligations of New Jersey and Pennsylvania municipalities and their related entities total $108.1 million and $5.4 million, respectively.

The portfolio includes $105.1 million of general obligations of the municipalities and their related entities while $6.5 million represent revenue obligations funding specific projects.  An additional $1.9 million represent short term obligations negotiated directly with local New Jersey municipalities that are also depository customers of the Bank.

The Company generally evaluates the level of credit risk for the securities within this category based upon ratings assigned by one or more credit rating agencies where such ratings are available.  All rated securities within this category totaled $31.9 million at December 31, 2010 and maintained investment grade ratings of A1 or higher by Moody’s Investors Service (“Moody’s”).

The larger portion of the portfolio totaling $81.6 million comprises municipal securities for which credit ratings are not available from Moody’s or other rating services utilized by the Company.  The non-rated municipal securities, all of which were added to the portfolio through the acquisition of Central Jersey Bank during the quarter ended December 31, 2010, generally represent comparatively shorter duration municipal obligations, the large majority of which have remaining average lives of less than one year.

In light of their strong credit ratings, where available, and consistent payment histories, the unrealized losses on the Company’s investment in municipal obligations are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.  Notwithstanding the generally strong credit ratings of the Company’s specific municipal securities, where applicable, the market prices of bank-qualified municipal obligations, in general, currently reflect the effect of reduced demand for such securities.  Such reduced demand is attributable, in part, to the overall increased level of credit risk-aversion currently characterizing many financial institutions in the marketplace.  More specifically, however, the reduced demand specifically reflects the state and local economic strains which have adversely affected the financial condition of many municipalities.  As noted above, each of the Company’s rated municipal obligations retained their investment grade status at December 31, 2010.  However, the financial challenges facing certain issuers of the Company’s municipal obligations have been evidenced through credit rating downgrades within the investment grade tier.  In addition to the affects of reduced demand, municipal obligation prices also reflect the effects of increased supply generally arising from financial institutions selling investments and reducing assets for capital adequacy purposes, as noted earlier.

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

While most of its municipal obligations are classified as “available-for-sale”, the Company has both the ability and intent to hold temporarily impaired securities until the fair value of the securities recover to a level equal to or greater than the Company’s amortized cost.  As of December 31, 2010, the Company has not decided to sell the securities.  Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Call provisions, where applicable, require full repayment of principal at par by the issuer.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider any of its investments in municipal obligations to be “other-than-temporarily” impaired as of December 31, 2010.

Trust Preferred Securities. The outstanding balance of the Company’s trust preferred securities totaled $6.8 million at December 31, 2010 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of December 31, 2010, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

Specifically, impairments associated with investment-grade trust preferred securities are generally categorized as “noncredit-related” given the nominal level of credit losses that would be expected based upon such ratings.  At December 31, 2010, the Company owned two securities at an amortized cost of $2.9 million that were consistently rated as investment grade by Moody’s and Standard & Poor’s Financial Services (“S&P”).  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month Libor plus a margin.  Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at December 31, 2010.

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

At December 31, 2010, the Company owned two securities at an amortized cost of $4.9 million that were rated as investment grade by Moody’s, but below investment grade by S&P.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

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

While all of its trust preferred securities are classified as available for sale, the Company has both the ability and intent, as of the periods presented, to hold the impaired securities until their fair values recover to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of December 31, 2010 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at nominal discounts.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its investments in trust preferred securities with unrealized losses at December 31, 2010 to be “other-than-temporarily” impaired as of that date.

The following table presents roll forwards of OTTI recognized in earnings due to credit-related losses on securities still held at the end of each reporting period.

		Activity in credit-related other-than-temporary impairment (“OTTI”) recognized through earnings
	Cumulative balance of credit-related OTTI recognized in earnings - beginning	Additions for newly identified credit-related OTTI	Additions to existing OTTI for further credit-related declines in fair value	Reductions in credit-related OTTI for security sale	Reductions in credit-related OTTI due to accretion of impairment into interest income	Cumulative balance of credit-related OTTI recognized in earnings - ending
	(In Thousands)
Collateralized mortgage obligations:
Non-agency securities: Three months ended December 31, 2010	$-	$-	$-	$-	$-	$-
Six months ended December 31, 2010	$-	$-	$-	$-	$-	$-
Three months ended December 31, 2009	$532	$1	$54	$-	$-	$587
Six months ended December 31, 2009	$434	$8	$145	$-	$-	$587

12.  LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

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

 Classification of Assets.  In compliance with the regulatory guidelines, management maintains an internal loan review program, whereby certain loans exhibiting adverse credit quality characteristics are classified “Special Mention”, “Substandard”, “Doubtful” or “Loss”.  It is our policy to review the loan portfolio in accordance with regulatory classification procedures, generally on a monthly basis.  Management evaluates loans classified as substandard or doubtful for impairment in accordance with applicable accounting requirements.  Management classifies the impaired portion of a loan as “Loss” through which a specific valuation allowance equal to 100% of the impairment is established.

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

Assets which do not currently expose the Company to a sufficient degree of risk to warrant an adverse classification but have some credit deficiencies or other potential weaknesses are designated as “Special Mention” by management.  Adversely classified assets, together with those rated as “Special Mention”, are generally referred to as “Classified Assets”.  Non-classified assets are internally rated as either “Pass” or “Watch” with the latter denoting a potential deficiency or concern that warrants increased oversight or tracking by management until remediated.

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

The Company’s allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is performed monthly.  Based upon the results of the classification of assets and credit file review processes described earlier, the Company first identifies the loans that must be reviewed individually for impairment.  Loans eligible for individual impairment review generally represent the Company’s larger and/or more complex loans including commercial mortgage loans, comprising multi-family and nonresidential real estate loans, as well as construction loans and commercial business loans.  However, the Company may also evaluate certain individual one-to-four family mortgage loans, home equity loans and home equity lines of credit for impairment based upon certain risk factors.  Factors considered in identifying individual loans to be reviewed include, but may not be limited to, delinquency status, size of loan, type and condition of collateral and the financial condition of the borrower.

A reviewed loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Once a loan is determined to be impaired, management measures the amount of impairment associated with that loan.  Impairment is generally defined as the difference between the carrying value and fair value of a loan where former exceeds the latter.  For the collateral dependent mortgage loans, the fair value of the real estate collateralizing the loan serves as a practical expedient for that of the impaired loan itself.  Such values are generally determined based upon a discounted market value obtained through an automated valuation module or prepared by a qualified, independent real estate appraiser.  As supported by the accounting and regulatory guidance, the fair value of the collateral is further reduced by estimated selling costs when such costs are expected to reduce the cash flows available to repay the loan.

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

The second tier of the loss measurement process involves estimating the probable and estimable losses which addresses loans not otherwise reviewed individually for impairment.  Such loans generally comprise large groups of smaller-balance homogeneous loans, such as one-to-four family mortgage loans, home equity loans and home equity lines of credit and other consumer loans, that may generally be excluded from individual impairment analysis and instead collectively evaluated for impairment.  Such loans also include the remaining non-impaired loans of the larger and/or more complex types, such as the Company’s commercial mortgage, construction and business loans, which were not individually reviewed for impairment.

Valuation allowances established through the second tier of the loss measurement process utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of the Company’s loan portfolio.  These segments aggregate homogeneous subsets of loans with similar risk characteristics based upon loan type.  For allowance for loan loss calculation and reporting purposes, the Company currently stratifies its loan portfolio into five primary categories: residential mortgage loans, commercial mortgage loans, construction loans, commercial business loans and consumer loans.  Within the consumer loan category, the Company distinguishes between home equity loans, home equity lines of credit and other consumer loans.  Beyond these primary categories, the Company further delineates commercial business loans into secured and unsecured loans while loans may also be identified and grouped based on origination source to distinguish those with unique risk characteristics associated with certain purchased loans and participations.

In regard to historical loss factors, the Company’s allowance for loan loss calculation calls for an analysis of historical charge-offs and recoveries for each of the defined segments within the loan portfolio.  The Company currently utilizes a two-year moving average of annual net charge-off rates (charge-offs net of recoveries) by loan segment, where available, to calculate its actual, historical loss experience.  The Company utilizes a two-year “look-back” period to determine the average charge-off history used in the calculation of historical loss.  The outstanding principal balance of each loan segment is multiplied by the applicable historical loss factor to estimate the level of probable losses based upon the Company’s historical loss experience.

As noted, the Company’s allowance for loan loss calculation also utilizes environmental loss factors to estimate the probable losses within the loan portfolio.  Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio.  Such risk criteria includes the level of and trends in delinquencies and non-accrual loans; the effects of changes in credit policy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations and changes in local and regional real estate values. For each segment of the loan portfolio, a level of risk, developed from a number of internal and external resources, is assigned to each of the qualitative criteria utilizing a scale ranging from zero (negligible risk) to 15 (high risk).  The sum of the risk values, expressed as a whole number, is multiplied by .01% to arrive at an overall environmental loss factor, expressed in basis points, for each segment.  The outstanding principal balance of each loan segment is multiplied by the applicable environmental loss factor to estimate the level of probable losses based upon the qualitative risk criteria.

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

The following table presents the balance of the allowance for loan losses based upon the calculation methodology described above.  The table identifies the specific valuation allowances attributable to identified impairments on individually evaluated loans, as well as those acquired with deteriorated credit quality, and the general valuation allowances for impairments on loans evaluated collectively.  The underlying balance of loans receivable applicable to each category is also presented.  The balance of loans receivable reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable at December 31, 2010
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses based on:
Loans individually evaluated for impairment	$3,114	$1,750	$598	$-	$-	$-	$-	$5,462
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-
Loans collectively evaluated for impairment	2,065	1,656	93	111	271	30	12	4,238
Total allocated allowance for loan losses	5,179	3,406	691	111	271	30	12	9,700
Unallocated allowance								231
Total allowance for loan losses	$5,179	$3,406	$691	$111	$271	$30	$12	$9,931

Balance of loans receivable:
Loans individually evaluated for impairment	$11,622	$11,631	$2,142	$3,342	$-	$-	$-	$28,737
Loans acquired with deteriorated credit quality	-	2,742	1,597	8,194	-	-	-	12,533
Loans collectively evaluated for impairment	620,431	374,130	29,809	93,936	123,578	32,482	5,127	1,279,493
Total loans	$632,053	$388,503	$33,548	$105,472	$123,578	$32,482	$5,127	$1,320,763

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at December 31, 2010.

Credit-Rating Classification of Loans Receivable at December 31, 2010
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Loan classification
Non-classified	$613,396	$368,120	$28,114	$83,758	$122,335	$32,326	$5,123	$1,253,172
Classified:
Special mention	1,215	2,913	895	9,286	980	58	4	15,351
Substandard	14,328	15,720	3,941	11,643	263	98	-	45,993
Doubtful	-	-	-	785	-	-	-	785
Loss	3,114	1,750	598	-	-	-	-	5,462
Total loans	$632,053	$388,503	$33,548	$105,472	$123,578	$32,482	$5,127	$1,320,763

Contractual Payment Status of Loans Receivable at December 31, 2010
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Contractual payment status:
Current	$613,007	$376,889	$28,053	$98,776	$122,738	$32,360	$5,048	$1,276,871
Past due:
30-59 days	2,365	2,883	695	1,114	160	24	59	7,300
60-89 days	746	451	1,390	1,560	417	-	20	4,584
90+ days	15,935	8,280	3,410	4,022	263	98	-	32,008
Total past due	19,046	11,614	5,495	6,696	840	122	79	43,892
Total loans	$632,053	$388,503	$33,548	$105,472	$123,578	$32,482	$5,127	$1,320,763

The following tables present information relating to the Company’s nonperforming and impaired loans at December 31, 2010.  Loans reported as “90+ days past due and accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable at December 31, 2010
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Performance status:
Performing	$616,118	$377,261	$29,808	$100,866	$123,315	$32,384	$5,127	$1,284,879
Nonperforming:
90+ days past due accruing	13,270	-	-	-	-	-	-	13,270
Nonaccrual	2,665	11,242	3,740	4,606	263	98	-	22,614
Total nonperforming	15,935	11,242	3,740	4,606	263	98	-	35,884
Total loans	$632,053	$388,503	$33,548	$105,472	$123,578	$32,482	$5,127	$1,320,763

Impairment Status of Loans Receivable at December 31, 2010
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Impairment status:
Non-impaired loans	$620,431	$374,131	$29,808	$93,936	$123,578	$32,482	$5,127	$1,279,493
Impaired loans:
Impaired loans with no impairment	1,245	10,282	2,842	11,536	-	-	-	25,905
Impaired loans with impairment:
Unpaid principal balance	10,377	4,090	898	-	-	-	-	15,365
Specific allowance for impairment	(3,114)	(1,750)	(598)	-	-	-	-	(5,462)
Balance of impaired loans net of allowance for impairment	7,263	2,340	300	-	-	-	-	9,903
Total impaired loans, excluding allowance	11,622	14,372	3,740	11,536	-	-	-	41,270
Total loans	$632,053	$388,503	$33,548	$105,472	$123,578	$32,482	$5,127	$1,320,763

13.  BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

Service cost	$40	$38	$80	$76
Interest cost	83	90	165	180
Amortization of unrecognized past service
liability	18	17	35	34
Amortization of unrecognized net actuarial
(gain) loss	(1)	18	(1)	36

Net periodic benefit expense	$140	$163	$279	$326

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At December 31, 2010:
Securities available for sale	$-	$124,569	$1,000	$125,569
Mortgage-backed securities available for sale	-	862,769	-	862,769

At June 30, 2010:
Securities available for sale	$-	$28,497	$1,000	$29,497
Mortgage-backed securities available for sale	-	703,455	-	703,455

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

The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs.  It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028.  Generally management has been unable to obtain a market quote due to a lack of trading activity for this security.  Consequently, the security’s fair value as reported at December 31, 2010 and June 30, 2010 is based upon the present value of its expected future cash flows assuming the security continues to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.  For the six months ended December 31, 2010, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis.

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At December 31, 2010
Impaired loans	$-	$-	$9,903	$9,903
Real Estate Owned	-	-	95	95

At June 30, 2010
Impaired loans	$-	$-	$9,781	$9,781
Real estate owned	-	-	37	37

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

At December 31, 2010, impaired loans valued using Level 3 inputs comprised 31 loans with principal balances totaling $15,365,000 and valuation allowances of $5,462,000 reflecting fair values of $9,903,000.  By comparison, at June 30, 2010, impaired loans valued using Level 3 inputs comprised 29 loans with principal balances totaling $14,096,000 and valuation allowances of $4,315,000 reflecting fair values of $9,781,000.

Once a loan is forclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the respossessed real estate originally securing the loan.  At December 31, 2010 real estate owned whose carrying value was written down utilizing Level 3 inputs comprised one property with a fair value totaling $95,000.  By comparison, at June 30, 2010 real estate owned whose carrying value was written down utilizing Level 3 inputs included one property totaling $37,000.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2010 and June 30, 2010:

Cash and Cash Equivalents, Interest Receivable and Interest Payable.  The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities.  See the discussion presented on Page 37 concerning assets measured at fair value on a recurring basis.

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

Borrowings.  Fair value is estimated using rates currently offered for borrowings of similar remaining maturities.

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented on Page 57.

The carrying amounts and estimated fair values of financial instruments are as follows:

	At December 31, 2010		At June 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$130,328	$130,328	$181,422	$181,422
Securities available for sale	125,569	125,569	29,497	29,497
Securities held to maturity	236,870	237,393	255,000	256,914
Loans receivable	1,309,423	1,318,130	1,005,152	1,022,873
Mortgage-backed securities available for sale	862,769	862,769	703,455	703,455
Mortgage-backed securities held to maturity	1,533	1,580	1,700	1,754
Interest receivable	10,425	10,425	8,338	8,338

Financial liabilities:
Deposits (A)	2,131,371	2,142,274	1,623,562	1,632,209
Borrowings	255,202	287,281	210,000	245,491
Interest payable on borrowings	1,140	1,140	1,054	1,054

(A) Includes accrued interest payable on deposits of $119,000 and $142,000, respectively, at December 31, 2010 and June 30, 2010.

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

The fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to value anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Other significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment, and advances from borrowers for taxes and insurance.  In addition, the ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

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

Acquisition of Central Jersey

On November 30, 2010, the Company completed its acquisition of Central Jersey Bancorp (“Central Jersey”) and its wholly owned subsidiary, Central Jersey Bank, National Association (“Central Jersey Bank”) as contemplated by the Agreement and Plan of Merger, dated as of May 25, 2010, by and among the Company, Kearny Federal Savings Bank, Central Jersey and Central Jersey Bank (the “Agreement”) in a tax-free reorganization.  The aggregate consideration for the acquisition was $82.1 million which included $70.5 million paid to the shareholders of Central Jersey to acquire all the outstanding shares of Central Jersey at $7.50 per share and $11.6 million paid to the U.S. Department of the Treasury for the redemption of 11,300 shares of Fixed Rate Cumulative Preferred Stock, Series A and the related warrant issued to the U.S. Treasury under the Troubled Asset Relief Program Capital Purchase Program.

As a result of the merger, the Company now has a total of 40 branches located in Bergen, Hudson, Passaic, Morris, Middlesex, Monmouth, Essex, Union and Ocean Counties.  The former Central Jersey Bank branches are initially being operated under the name “Central Jersey Bank, A Division of Kearny Federal Savings Bank” (“CJB Division”).  At September 30, 2010, Central Jersey had total assets of $589.4 million, deposits of $473.3 million and shareholders’ equity of $58.7 million (prior to the redemption of Central Jersey’s outstanding preferred stock).

Comparison of Financial Condition at December 31, 2010 and June 30, 2010

General.  Total assets increased $541.4 million to $2.88 billion at December 31, 2010 from $2.34 billion at June 30, 2010.  The increase in total assets was due primarily to the acquisition of Central Jersey during the quarter ended December 31, 2010 which resulted in an increase in the balances of most interest-earning and non-interest-earning assets.  Partially offsetting the increases in assets was a decline in the balance of cash and cash equivalents due, in part, to the payment of acquisition consideration.  The

balances of most interest-bearing and non-interest-bearing liabilities also increased as a result of the acquisition.    These increases were partially offset by a decline in stockholders’ equity that was not the direct result of the acquisition.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist of interest-earning and noninterest-earning deposits in other banks, decreased $51.1 million to $130.3 million at December 31, 2010 from $181.4 million at June 30, 2010.  The decline in short term, liquid assets was largely attributable to cash flows relating to the acquisition of Central Jersey.  As discussed in greater detail in Note 5 to the consolidated financial statements, the final consideration paid in the transaction totaled $82.1 million which included $70.5 million paid to stockholders of Central Jersey at a price of $7.50 per outstanding share and $11.6 million paid to U.S. Department of Treasury (“U.S. Treasury”) for the redemption of the 11,300 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and related warrant originally issued by Central Jersey to the U.S. Treasury under the TARP Capital Purchase Plan.  This distribution of cash was partially offset by the acquisition of Central Jersey’s cash and cash equivalents which totaled approximately $57.5 million at the time of acquisition.  The remaining change in cash and equivalents reflects the net cash flows resulting from the Company’s loan and investment originations, purchases and repayments during the six months ended December 31, 2010 offset by the net cash flows arising from the Company’s deposit, borrowing and capital management activities.

In accordance with the overall goals of its strategic business plan, the Company may, at times, defer the reinvestment of excess liquidity into the investment portfolio in favor of retaining comparatively higher average balances of short term, liquid assets as a funding source for future loan originations.  Toward that end, the Bank’s pipeline of “in process” loans has generally increased compared to one year earlier due to the combined effects of the acquisition of Central Jersey and the continued organic expansion of the Bank’s commercial loan origination staff.  Management will continue to balance the opportunity cost to near term earnings resulting from maintaining short term, liquid assets in relation to the need for such liquidity to fund the Company’s strategic initiatives including the anticipated increase in commercial loan origination volume resulting from acquisition of Central Jersey.  The Company may continue to redeploy a portion of its liquidity into higher yielding investments based upon the timing and relative success of those initiatives.

Securities Available for Sale.  Non-mortgage-backed securities classified as available for sale increased by $96.1 million to $125.6 million at December 31, 2010 from $29.5 million at June 30, 2010.  As discussed in greater detail in Note 5 to the consolidated financial statements, the increase in the portfolio was largely attributable to securities acquired from Central Jersey with fair values of $97.2 million.  These securities included municipal obligations and SBA securities with fair values of $93.3 million and $3.9 million, respectively, at the time of acquisition.

At December 31, 2010, non-mortgage-backed securities available for sale consisted of $111.5 million of municipal obligations, $7.2 million of SBA pass-through certificates and $6.9 million of single issuer trust preferred securities with amortized costs of $111.0 million, $7.3 million and $8.9 million, respectively.  As discussed earlier, the issuer’s represented in the Company’s portfolio of municipal securities are limited to New Jersey and Pennsylvania municipalities and their related entities.  The portfolio consists primarily of the general obligations of those municipalities with revenue obligations funding specific projects comprising a significantly smaller portion of the portfolio.

The net unrealized loss for this portfolio increased to $1.6 million at December 31, 2010 from $1.5 million at June 30, 2010.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at December 31, 2010. (For additional information refer to Note 9 and Note 11 to consolidated financial statements.)

Securities Held to Maturity.  Non-mortgage-backed securities classified as held to maturity decreased to $236.9 million at December 31, 2010 from $255.0 million at June 30, 2010.  The net decrease in the portfolio during the period was attributable, in part, to the full repayment at par of several fixed rate, agency debentures that were called by the issuer prior to maturity and the reinvestment of a portion of those proceeds into similar securities.  As discussed in greater detail in Note 5 to the consolidated financial statements, the net decrease in the portfolio was partially offset by securities acquired from Central Jersey with fair values of $31.7 million.  These securities included U.S. agency securities and municipal obligations with fair values of $30.1 million and $1.6 million, respectively, at the time of acquisition.

At December 31, 2010, non-mortgage-backed securities held to maturity consisted of $235.0 million of U.S. agency debentures and $1.9 million of municipal obligations.  The agency debentures held to maturity are comprised primarily of securities with provisions allowing the issuer to call the security at par prior to maturity.  Municipal obligations held to maturity are comprised entirely of non-rated, short term obligations negotiated directly with local New Jersey municipalities that are also depository customers of the Bank.

Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at December 31, 2010.  (For additional information refer to Note 10 and Note 11 to consolidated financial statements.)

Loans Receivable and Real Estate Owned.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased $304.3 million to $1.31 billion at December 31, 2010 from $1.01 billion at June 30, 2010.  As discussed in greater detail in Note 5 to the consolidated financial statements, the increase in the portfolio was primarily attributable to the loans acquired from Central Jersey whose fair values totaled $347.7 million at the time of acquisition.

Total residential mortgage loans, including one-to-four family first mortgage loans as well as home equity loans and home equity lines of credit, increased by $11.3 million to $788.1 million at December 31, 2010 from $776.8 million at June 30, 2010.  The components of the aggregate increase between comparative periods reflected increases in the balance of both home equity loans and home equity lines of credit which were the predominant form of residential mortgage loans acquired from Central Jersey.  Home equity loans increased by $21.9 million to $123.6 million at December 31, 2010 while home equity lines of credit increased $21.2 million to $32.5 million at that same date.

Partially offsetting these increases was a net reduction in the balance of one-to-four family first mortgage loans which declined by $31.8 million to $632.1 million between the same comparative periods.  The reduction in the balance of one-to-four family, first mortgage loans continues to reflect the effects of diminished demand for such loans in the marketplace arising from challenging economic conditions and declining real estate values which have adversely impacted residential real estate purchase and refinancing activity.

Commercial loans, including mortgage loans on multi-family and nonresidential properties as well as commercial business loans, increased by $276.6 million to $494.0 million at December 31, 2010 from $217.4 million at June 30, 2010.  The growth in commercial loans was largely attributable to the acquisition of Central Jersey whose commercial loans comprised a large majority of its loan portfolio at the time of acquisition.  Similarly, the Company’s balance of construction loans increased by $18.8 million to $33.5 million primarily reflecting the acquisition of such loans from Central Jersey.

Finally, other loans, primarily comprising account loans and deposit account overdraft lines of credit, increased by $879,000 to $5.1 million at December 31, 2010.  As above, the growth in other loans primarily reflected the acquisition of consumer loans from Central Jersey which include both secured and unsecured consumer loans.

At December 31, 2010, non-performing assets totaled $37.5 million or 1.30% of total assets and comprised nonperforming loans totaling $35.9 million, or 2.72% of total loans, plus four REO properties totaling $1.6 million.  The balance of nonperforming assets at December 31, 2010 included loans with outstanding balances of $7.8 million, net of fair value adjustments, and two REO properties totaling $1.2 million that were acquired from Central Jersey.  By comparison, at June 30, 2010 non-performing assets totaled $21.7 million or 0.93% of total assets and comprised nonperforming loans totaling $21.6 million, or 2.13% of total loans, plus two REO properties totaling $146,000.

Note 12 to the consolidated financial statements presents a tabular overview of the metrics used by the Company to measure, monitor and report on matters relating to loan quality.  The presentation summarizes the outstanding balance of the Company’s loan portfolio by classification, contractual payment status, performance status and impairment status.  Each of the tables presents outstanding loan balances grouped into the primary categories used by the Company to evaluate credit risk including: residential mortgage loans, commercial mortgage loans, construction loans, commercial business loans, home equity loans, home equity lines of credit and other consumer loans.  The presentation includes a narrative overview of the Company’s allowance for loan loss calculation methodology coupled with a tabular presentation of the Company’s allowance for loan loss and related outstanding loan balances by risk category at December 31, 2010.

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale, all of which are government agency pass-through certificates and collateralized mortgage obligations (“CMOs”), increased $159.3 million to $862.8 million at December 31, 2010 from $703.5 million at June 30, 2010.  The net increase reflected, in part, the addition of mortgage-backed securities with fair values of $34.4 million acquired from Central Jersey.  The remainder of the increase in the portfolio primarily reflected the Company’s purchases of mortgage-backed securities separate from the acquisition, net of repayments, during the six months ended December 31, 2010.  The change in the portfolio between comparative periods also reflected a decline in the unrealized gain within the portfolio of $13.0 million to $17.0 million at December 31, 2010 from $30.0 million at June 30, 2010.

Securities purchased for the portfolio were predominantly fixed rate securities with original maturities of 10 and 15 years.  Additionally, the Bank purchased $10.7 million of 30 year, fixed rate issues during the six months ended December 31, 2010 that are eligible to meet the Community Reinvestment Act investment test.  Based on its evaluation, management concluded that no other-than-temporary impairment was present within this segment of the investment portfolio at December 31, 2010.  (For additional information refer to Note 9 and Note 11 to consolidated financial statements.)

Mortgage-backed Securities Held to Maturity.   Mortgage-backed securities held to maturity decreased $167,000 to $1.5 million at December 31, 2010 from $1.7 million at June 30, 2010 attributable to principal repayments during the period.  At December 31, 2010, the balance of mortgage-backed securities held to maturity includes both pass-through certificates and CMOs.  As of that date, the Company’s portfolio of non-agency CMOs totaled 20 securities with a total book value of approximately $285,000 while the remainder of the held to maturity mortgage-backed securities portfolio was comprised of government agency mortgage pass-through securities and collateralized mortgage obligations.  Based on its evaluation, management concluded that no other-than-temporary impairment was present within this segment of the investment portfolio at December 31, 2010.  (For additional information refer to Notes 10 and 11 to consolidated financial statements.)

Other Assets.  The increase in the balances of the Company’s remaining asset categories from June 30, 2010 to December 31, 2010 largely reflected additions resulting from the acquisition of Central Jersey.  The additions to premises and equipment, Federal Home Loan Bank stock, accrued interest receivable, goodwill, bank owned life insurance, net deferred income tax assets, where applicable, and other assets resulting from the acquisition are summarized in Note 5 to the consolidated financial statements.

Deposits.  Deposits increased $507.8 million to $2.13 billion at December 31, 2010 from $1.62 billion at June 30, 2010.  Growth was reported across all categories of interest-bearing deposits and was attributable to organic growth in deposits as well as increases attributable to the acquisition of Central Jersey.  The fair value of deposits acquired from Central Jersey totaled $476.8 million at the time of acquisition.

For the six months ended December 31, 2010, non-interest-bearing demand deposits increased $42.9 million to $96.6 million, interest-bearing demand deposits increased $232.0 million to $488.1 million, savings deposits increased $58.3 million to $392.4 million and certificates of deposit increased $174.7 million to $1.15 billion.

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

Borrowings.  The outstanding balance of the Company’s borrowings increased by $42.9 million to $255.2 million at December 31, 2010 from $210.0 million at June 30, 2010.  The reported increase reflected the acquisition of borrowings from Central Jersey with total fair values $54.2 million at the time of acquisition.  The borrowings acquired, including fair value adjustments, included advances from the Federal Home Loan Bank of New York totaling $11.6 million and outstanding overnight “sweep account” balances linked to customer demand deposits totaling $37.5 million at the time of acquisition.  Overnight sweep account balances declined to $28.5 million at December 31, 2010.

Acquired borrowings also included outstanding subordinated debt totaling $5.2 million relating to the Central Jersey’s prior issuance of trust preferred securities which remained outstanding at December 31, 2010.  The Company is currently evaluating the option of paying off the subordinated debt by calling the trust preferred securities in accordance with the terms of the securities agreements.

Stockholders’ Equity.  During the six months ended December 31, 2010, stockholders’ equity decreased $9.1 million to $476.8 million from $485.9 million at June 30, 2010.  The decrease was largely attributable to a decline in the unrealized gain in the available for sale securities portfolios which was the largest contributor to the $7.8 million decline in accumulated other comprehensive income.  The decline in stockholders’ equity also reflected a $3.3 million increase in treasury stock resulting from the repurchase of 368,800 shares of the Company’s common stock during the first three months of fiscal 2011 as well as an $1.6 million cash dividend to minority shareholders.  Partially offsetting these factors was net income for the period of $1.3 million as well as other increases to stockholders’ equity attributable to benefit plan related adjustments and ESOP shares earned.

Comparison of Operating Results for the Three Months Ended December 31, 2010 and December 31, 2009

General.  The Company reported a net loss of $5,000 for the three months ended December 31, 2010 or $0.00 per diluted share; a decrease of net income of $1.8 million compared to $1.8 million, or $0.03 per diluted share for the three months ended December 31, 2009.  The decrease in net income between comparative quarters was primarily attributable to an increase in noninterest expense, including merger-related expenses, attributable to the Company’s acquisition of Central Jersey which was completed on November 30, 2010 and a comparative increase in the provision for loan losses.  These factors were partially offset by comparative increases in net interest income and non-interest income.  In total, these factors resulted in an overall decrease in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the three months ended December 31, 2010 was $15.9 million, an increase of $1.5 million from $14.4 million for the three months ended December 31, 2009.  The increase in net interest income between the comparative periods resulted from a decrease in interest expense coupled with a concurrent increase in interest income.  In general, the decrease in interest expense reflected a continued decline in the cost of deposits.  Such declines resulted from the downward re-pricing of certificates of deposit as well as reductions in the rates paid on non-maturity deposits.  The decline in the rates paid more than offset the additional interest expense resulting from an increase in the average balance of interest-bearing deposits.  The increase in interest income was primarily attributable to comparative increases in the overall average balance of interest-earning assets coupled with reallocations within interest-earning assets from lower yielding categories, such as other interest-earning assets, to higher yielding categories, such as loans and mortgage-backed and non-mortgage-backed securities.  These factors more than offset the reduction in interest income resulting from an overall decrease in the yield on interest-earning assets between comparative periods.

As a result of these factors, the Company’s net interest rate spread decreased three basis points to 2.48% for the three months ended December 31, 2010 from 2.51% for the three months ended December 31, 2009.  The decrease in the net interest rate spread reflected a decrease in the yield on earning assets of 68 basis points to 4.10% from 4.78% which was partially offset by a 65 basis point decline in the cost of interest-bearing liabilities to 1.62% from 2.27% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the decrease in net interest rate spread were also reflected in the Company’s net interest margin which declined 20 basis points to 2.71% for the three months ended December 31, 2010 from 2.91% for the three months ended December 31, 2009.  The comparatively larger decline in net interest margin also reflected the opportunity cost of the earning assets used to fund the Company’s share repurchase programs and increase in non-interest earning assets such as goodwill and prepaid expenses.  For the three months ended December 31, 2010, the average balance of treasury stock increased $10.4 million to $58.1 million from $47.7 million for the three months ended December 31, 2009.  For those same comparative periods, the Company’s average balance of goodwill increased by $8.8 million to $91.1 million from $82.3 million while the average balance of prepaid expenses increased by $4.6 million to $5.4 million from $791,000.  The reported increase in the average balance of goodwill resulted from the acquisition of Central Jersey while the increase in the average balance of prepaid expenses was largely attributable to the prepayment of the Bank’s FDIC deposit insurance premium.

Interest Income.  Total interest income increased $378,000 to $24.0 million for the three months ended December 31, 2010 from $23.7 million for the three months ended December 31, 2009.  As noted above, the increase in interest income reflected a $364.4 million increase in the average balance of interest-earning assets to $2.35 billion for the three months ended December 31, 2010 from $1.98 billion for the three months ended December 31, 2009.  The increase to interest income resulting from the higher average balance of interest-earning assets was partially offset by a 68 basis point decline in their average yield to 4.10% from 4.78% for those same comparative periods.

Interest income from loans increased $139,000 to $14.9 million for the three months ended December 31, 2010 from $14.7 million for the three months ended December 31, 2009.  The increase in interest income on loans was attributable to an increase in their average balance that was partially offset by a decline in their average yield.

  The average balance of loans increased by $59.1 million to $1.10 billion for the three months ended December 31, 2010 from $1.04 billion for the three months ended December 31, 2009.  Within the reported increase in the average balance of loans, the Company reported a $42.3 million reduction in the average balance of residential mortgage loans to $760.1 million for the three months ended December 31, 2010 from $802.4 million for the three months ended December 31, 2009.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit. As noted earlier, the decline reflected the continued diminished residential loan demand by qualified borrowers coupled with the Company’s disciplined pricing for such loans in the face of aggressive pricing in the marketplace for certain loan products.

By contrast, the Company reported a net increase of $107.3 million in the average aggregate balance of commercial loans to $328.4 million from $221.1 million for those same comparative periods.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.  The increase largely reflects the Company’s acquisition of Central Jersey and, to a lesser degree, the organic growth resulting from its long-term expanded strategic emphasis in commercial lending.

The increase in interest income on loans attributable to the increase in their average balances was partially offset by a decrease in their average yields which declined 25 basis points to 5.40% for the three months ended December 31, 2010 from 5.65% for the three months ended December 31, 2009.  The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans.

In general, because the Company’s commercial loans comprise comparatively higher yielding multi-family mortgages, nonresidential mortgage loans and business loans, the continued reallocation within the loan portfolio from residential mortgages into commercial loans partially offset the adverse impact of lower market interest rates on the overall yield of the loan portfolio between the comparative periods.  However, the incremental impact on the average yield of the loan portfolio resulting specifically from the Central Jersey acquisition reflects loans being acquired at their fair value and the ongoing recognition of interest income on those acquired loans at yields that reflect the historically low interest rates prevalent in the marketplace at the time of acquisition.

Interest income from mortgage-backed securities decreased $792,000 to $7.3 million for the three months ended December 31, 2010 from $8.1 million for the three months ended December 31, 2009.  The decrease in interest income reflected a decrease in the average yield on mortgage-backed securities that was partially offset by an increase in their average balance.  The average yield on mortgage-backed securities declined 116 basis points to 3.42% for the three months ended December 31, 2010 from 4.58% for the three months ended December 31, 2009.  For those same comparative periods, the average balance of the securities increased $147.1 million to $853.2 million from $706.1 million.

The increase in the average balance of mortgage-backed securities reflects, in part, security purchases that have outpaced the level of principal repayments and security sales.  However, the increase in the average balance of mortgage-backed securities also reflects the addition of securities resulting from the acquisition of Central Jersey.

The reduction in the overall yield of the mortgage-backed securities portfolio is attributable to many of the same factors affecting the yield on the Company’s loan portfolio.  That is, lower market interest rates have continued to provide a “rate reduction” refinancing incentive to mortgagors resulting in the pay off of comparatively higher rate mortgage loans underlying the Company’s mortgage-backed securities.  Simultaneously, lower market interest rates have resulted in the downward re-pricing of loans underlying the Company’s adjustable rate mortgage-backed securities.  Similarly, the yields on mortgage- backed securities acquired from Central Jersey reflect their acquisition at fair value and the ongoing recognition of interest income at yields that reflect the historically low interest rates prevalent in the marketplace at the time of acquisition.

Interest income from non-mortgage-backed securities increased $1.0 million to $1.6 million for the three months ended December 31, 2010 from $612,000 for the three months ended December 31, 2009.  The increase in interest income reflected an increase in the average balance of non-mortgage-backed securities partially offset by a decline in their average yield.  The average balance of these securities increased $231.7 million to $303.3 million for the three months ended December 31, 2010 from $71.6 million for the three months ended December 31, 2009.  For those same comparative periods, the average yield on non-mortgage-backed securities decreased by 129 basis points to 2.13% from 3.42%.

The increase in the average balance of non-mortgage backed securities was partly attributable to a $199.8 million increase in the average balance of taxable securities to $253.2 million during the three months ended December 31, 2010 from $53.4 million for the three months ended December 31, 2009.  For those same comparative periods, the average balance of tax-exempt securities increased by $31.9 million to $50.1 million from $18.2 million.  The net change in the average yield on non-mortgage backed securities reflected a decrease of 122 basis points in the yield of taxable securities to 2.18% during the three months ended December 31, 2010 from 3.40% during the three months ended December 31, 2009 while the average yield on tax-exempt securities declined 158 basis points to 1.90% from 3.48%.

The reduction in the overall yield of the non-mortgage-backed securities portfolio is also attributable to many of the same factors affecting the yield on the Company’s loan and mortgage-backed securities portfolios.  These factors include the effects of lower market interest rates on the portfolio as funds are reinvested at lower market interest rates.  Similarly, the yields on non-mortgage-backed securities acquired from Central Jersey reflect their acquisition at fair value and the ongoing recognition of interest income at yields that reflect the historically low interest rates prevalent in the marketplace at the time of acquisition.

Interest income from other interest-earning assets increased $26,000 to $241,000 for the three months ended December 31, 2010 from $215,000 for the three months ended December 31, 2009.  The increase in interest income was primarily attributable to an increase in the average yield of other interest-earning assets that was partially offset by a decline in their average balance.  The average yield on other interest-earning assets increased 58 basis points to 1.12% for the three months ended December 31, 2010 from 0.54% for the three months ended December 31, 2009.  For those same comparative periods, the average balance of other interest-earning assets decreased by $73.6 million to $86.2 million from $159.8 million.

The decline in the average balance of other interest-earning assets was primarily attributable to the Company’s deployment of short term, liquid assets as such funds were reinvested into investment securities as well as being utilized in the payment of consideration relating to the Central Jersey acquisition.  The reduction in the average balance of short term, liquid assets, which represents the lowest yielding component of other interest-earning assets, resulted in the reported increase in the overall yield of other interest-earning assets.

Interest Expense.  Total interest expense decreased $1.1 million to $8.2 million for the three months ended December 31, 2010 from $9.3 million for the three months ended December 31, 2009.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 65 basis points to 1.62% for the three months ended December 31, 2010 from 2.27% for the three months ended December 31, 2009.  The decrease in the average cost was partially offset by an increase in the average balance of interest-bearing liabilities of $378.8 million to $2.01 billion from $1.63 billion for the same comparative periods.

Interest expense attributed to deposits decreased $1.2 million to $6.0 million for the three months ended December 31, 2010 from $7.2 million for the three months ended December 31, 2009.  The decrease in interest expense was attributable to a decline in the average cost of deposits that was partially offset by an increase in their average balance.

  The cost of interest-bearing deposits declined by 66 basis points to 1.36% for the three months ended December 31, 2010 from 2.02% for the three months ended December 31, 2009.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For those comparative periods, average cost of interest-bearing checking accounts decreased by 25 basis points to 0.90% from 1.15%, the average cost of savings accounts decreased 47 basis points to 0.57% from 1.04% while the average cost of certificates of deposit declined 74 basis points to 1.79% from 2.53%.

The decrease in the average cost was partially offset by a $341.4 million increase in the average balance of interest-bearing deposits to $1.76 billion for the three months ended December 31, 2010 from $1.42 billion for the three months ended December 31, 2009.  The reported increase in the average balance was represented across all categories of interest-bearing deposits and reflected the Company’s acquisition of Central Jersey coupled with its strategic efforts to increase its organic deposit base.  For those same comparative periods, the average balance of interest-bearing checking accounts increased $169.2 million to $355.1 million from $185.9 million, the average balance of savings accounts increased $46.4 million to $356.4 million from $310.0 million and the average balance of certificates of deposit increased $125.9 million to $1.05 billion from $926.1 million.

Interest expense attributed to borrowings increased by $71,000 to $2,146,000 for the three months ended December 31, 2010 from $2,075,000 for the three months ended December 31, 2009.  The increase in interest expense on borrowings reflected a $37.4 million increase in the average balance of borrowings to $247.4 million for the three months ended December 31, 2010 from $210.0 million for the three months ended December 31, 2009.  The increase in interest expense attributable to the increase in average balance was partially offset by a decline in their average cost.  For those same comparative periods, the cost of borrowings declined 48 basis points to 3.47% from 3.95%.

The components of the increase in the average balance of borrowings includes a $24.0 million increase in the average balance of FHLB advances to $234.0 million for the three months ended December 31, 2010 from $210.0 million for the three months ended December 31, 2009.  The increase in the average balance of borrowings also reflects the average balances of other borrowings totaling $13.4 million during the three months ended December 31, 2010.  Other borrowings include depositor sweep accounts and subordinated debt assumed from Central Jersey during the quarter ended December 31, 2010 for which no comparable balances were maintained by the Company during the earlier comparative period.

Provision for Loan Losses.  The provision for loan losses increased $271,000 to $876,000 for the three months ended December 31, 2010 from $605,000 for the three months ended December 31, 2009.

The provision in the current period reflected required net increases to the allowance for additional specific losses on impaired construction and permanent mortgage loans on residential properties located in New Jersey.   The provision also reflected net changes to balances of general valuation allowances attributable to the application of historical and environmental loss factors to the remaining non-impaired portion of the loan portfolio in accordance with the Company’s allowance for loan loss calculation methodology.

Non-Interest Income.  Total non-interest income increased $259,000 to $774,000 for the three months ended December 31, 2010 from $515,000 for the three months ended December 31, 2009.  The increase in noninterest income included increases in loan-related, deposit-related and branch/ATM-related fees, charges and miscellaneous income totaling $173,000, coupled with an increase in income from bank owned life insurance totaling $35,000, that were largely attributable to the acquisition of Central Jersey and the recognition of non-interest income originating through the CJB Division.

The net increase in noninterest income noted above was augmented by the absence in the current period of other-than-temporary impairment charges totaling $55,000 relating to non-investment grade, non-agency CMOs that were recorded during the earlier comparative quarter.  All securities relating to those impairment charges were sold in the fourth quarter of the prior fiscal year ended June 30, 2010.

Non-Interest Expenses.  Non-interest expense increased $4.2 million to $15.4 million for the three months ended December 31, 2010 from $11.2 million for the three months ended December 31, 2009.  As noted earlier, the increase in non-interest expense was largely attributable to the acquisition of Central Jersey and the resulting recognition of $3.1 million of non-recurring merger-related expenses during the quarter ended December 31, 2010 for which no such expenses were recognized during the earlier comparative quarter.  Merger-related expenses included legal, investment banking and other professional service fees as well as employment and service provider severance charges.

In addition to the increase in merger-related expenses, the increase in operating expenses between the three months ended December 31, 2010 compared the three months ended December 31, 2009 also reflected increases in other non-interest expenses that were attributable, in varying degrees, to the integration and ongoing operation of the CJB Division during the final month of the quarter ended December 31, 2010.

Salaries and employee benefits increased by $735,000 to $7.4 million from $6.7 million reflecting increases in salaries, benefits and payroll tax expenses.  These increases were largely attributable to the staffing additions resulting from the acquisition of Central Jersey coupled with other increases in compensation and health care costs.  These increases were partially offset by reductions in ESOP expense resulting from declines in the Company’s stock price and a reduction in employee stock benefit plan expenses resulting from the completed vesting and related expensing of such benefits for officers during the last month of the quarter ended December 31, 2010.

 Net occupancy expense of premises increased by $164,000 to $1.2 million for the three months ended December 31, 2010 from $988,000 for the three months ended December 31, 2009 while equipment and system expense increased $268,000 to $1.4 million from $1.1 million for those same comparative periods.  The increase in these expenses largely reflects the Company’s additional facilities, equipment and systems-related costs of integrating and operating the CJB Division during the final month of the quarter ended December 31, 2010.

For the comparative periods noted, advertising and marketing expenses increased by $44,000 to $270,000 from $226,000.  The increases reflected advertising costs associated with the CJB Division as well as increases in other advertising and marketing expenditures for the period.

Federal deposit insurance premium expense increased by $124,000 to $517,000 from $393,000 reflecting the combined effects of several factors including the additional insurance costs relating to the deposits acquired from Central Jersey and the continued organic growth in the Bank’s balance of insurable deposits coupled with a comparative increase in the premium rates charged by the FDIC per dollar of insurable deposit.

Finally, miscellaneous expenses increased by $36,000 to $1.3 million from $1.2 million for the comparative periods noted reflecting net increases in general and administrative costs, a portion of which were attributable to the ongoing operation of the CJB Division.

Partially offsetting these increases was a $290,000 reduction in director compensation expense to $250,000 from $540,000 primarily attributable to a decline in stock benefit plan expenses resulting from the completed vesting and related expensing of such benefits for directors during the first month of the quarter ended December 31, 2010.

Provision for Income Taxes.  The provision for income taxes decreased $917,000 to $373,000 for the three months ended December 31, 2010 from $1.3 million for the three months ended December 31, 2009.  The variance in income taxes between comparative quarters was attributable, in part, to the underlying differences in pre-tax income.  However, income tax expense during the quarter ended December 31, 2010 also reflected the non-deductibility of certain merger-related expenses recognized during the period resulting in the recognition of income tax expense during the three months ended December 31, 2010 despite the net loss recorded for the period.  Consequently, the Company’s effective tax rate during the three months ended December 31, 2010 was not meaningful in comparison to the 41.2% reported for the three months ended December 31, 2009.

Comparison of Operating Results for the Six Months Ended December 31, 2010 and December 31, 2009

General.  The Company reported net income of $1.3 million for the six months ended December 31, 2010 or $0.02 per diluted share; a decrease of $1.6 million compared to $2.9 million, or $0.04 per diluted share for the six months ended December 31, 2009.  The decrease in net income between comparative periods was primarily attributable to an increase in noninterest expense, including merger-related expenses, attributable to the Company’s acquisition of Central Jersey which was completed on November 30, 2010 and a comparative increase in the provision for loan losses.  These factors were partially offset by comparative increases in net interest income and non-interest income.  In total, these factors resulted in an overall decrease in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the six months ended December 31, 2010 was $30.4 million, an increase of $2.8 million from $27.6 million for the six months ended December 31, 2009.  The increase in net interest income between the comparative periods resulted from a decrease in interest expense coupled with a concurrent increase in interest income.  In general, the decrease in interest expense reflected a continued decline in the cost of deposits.  Such declines resulted from the downward re-pricing of certificates of deposit as well as reductions in the rates paid on non-maturity deposits.  The decline in the rates paid more than offset the additional interest expense resulting from an increase in the average balance of interest-bearing deposits.  The increase in interest income was primarily attributable to comparative increases in the overall average balance of interest-earning assets coupled with reallocations within interest-earning assets from lower yielding categories, such as other interest-earning assets, to higher yielding categories, such as loans and mortgage-backed and non-mortgage-backed securities.  These factors more than offset the reduction in interest income resulting from an overall decrease in the yield on interest-earning assets between comparative periods.

As a result of these factors, the Company’s net interest rate spread increased five basis points to 2.46% for the six months ended December 31, 2010 from 2.41% for the six months ended December 31, 2009.  The increase in the net interest rate spread reflected a decrease in the yield on earning assets of 58 basis points to 4.20% from 4.78% which was more than offset by a 63 basis point decline in the cost of interest-bearing liabilities to 1.74% from 2.37% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the increase in net interest rate spread were also reflected in the Company’s net interest margin.  However, additional factors influencing net interest margin resulted in a 10 basis point decline in the Company’s net interest margin to 2.72% for the six months ended December 31, 2010 from 2.82% for the six months ended December 31, 2009.  In particular, the decline in net interest margin reflected the opportunity cost of the earning assets used to fund the Company’s share repurchase programs and increase in non-interest earning assets such as goodwill and prepaid expenses.  For the six months ended December 31, 2010, the average balance of treasury stock increased $10.0 million to $57.2 million from $47.2 million for the six months ended December 31, 2009.  For those same comparative periods, the Company’s average balance of goodwill increased by $4.4 million to $86.7 million from $82.3 million while the average balance of prepaid expenses increased by $4.4 million to $5.3 million from $848,000.  The reported increase in the average balance of goodwill resulted from the acquisition of Central Jersey while the increase in the average balance of prepaid expenses was largely attributable to the prepayment of the Bank’s FDIC deposit insurance premium.

Interest Income.  Total interest income increased $165,000 to $47.0 million for the six months ended December 31, 2010 from $46.8 million for the six months ended December 31, 2009.  As noted above, the increase in interest income reflected a $281.5 million increase in the average balance of interest-earning assets to $2.24 billion for the six months ended December 31, 2010 from $1.96 billion for the six months ended December 31, 2009.  The increase to interest income resulting from the higher average balance of interest-earning assets was partially offset by a 58 basis point decline in their average yield to 4.20% from 4.78% for those same comparative periods.

Interest income from loans decreased $939,000 to $28.7 million for the six months ended December 31, 2010 from $29.6 million for the six months ended December 31, 2009.  The decrease in interest income was attributable to a decline in the average yield on loans that was partially offset by an increase in their average balance.

  The average yield on loans decreased by 22 basis points to 5.44% for the six months ended December 31, 2010 from 5.66% for the six months ended December 31, 2009.  The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans.

In general, because the Company’s commercial loans comprise comparatively higher yielding multi-family mortgages, nonresidential mortgage loans and business loans, the continued reallocation within the loan portfolio from residential mortgages into commercial loans partially offset the adverse impact of lower market interest rates on the overall yield of the loan portfolio between the comparative periods.  However, the incremental impact on the average yield of the loan portfolio resulting specifically from the Central Jersey acquisition reflects loans being acquired at their fair value and the ongoing recognition of interest income on those acquired loans at yields that reflect the historically low interest rates prevalent in the marketplace at the time of acquisition.

  The impact on interest income resulting from the decline in average yield on loans was partially offset by an increase in their average balance.  The average balance of loans increased by $7.2 million to $1.054 billion for the six months ended December 31, 2010 from $1.047 billion for the six months ended December 31, 2009.

Within the reported increase in the average balance of loans, the Company reported a $44.6 million reduction in the average balance of residential mortgage loans to $763.9 million for the six months ended December 31, 2010 from $808.5 million for the six months ended December 31, 2009.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit. As noted earlier, the decline reflected the continued diminished residential loan demand by qualified borrowers coupled with the Company’s disciplined pricing for such loans in the face of aggressive pricing in the marketplace for certain loan products.

By contrast, the Company reported a net increase of $54.8 million in the average aggregate balance of commercial loans to $274.1 million from $219.3 million for those same comparative periods.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.  The increase largely reflects the Company’s acquisition of Central Jersey and, to a lesser degree, the organic growth resulting from its long-term expanded strategic emphasis in commercial lending.

Interest income from mortgage-backed securities decreased $1.2 million to $14.7 million for the six months ended December 31, 2010 from $15.9 million for the six months ended December 31, 2009.  The decrease in interest income reflected a decrease in the average yield on mortgage-backed securities that was partially offset by an increase in their average balance.  The average yield on mortgage-backed securities declined 98 basis points to 3.70% for the six months ended December 31, 2010 from 4.68% for the six months ended December 31, 2009.  For those same comparative periods, the average balance of the securities increased $114.4 million to $795.3 million from $680.9 million.

The increase in the average balance of mortgage-backed securities reflects, in part, security purchases that have outpaced the level of principal repayments and security sales.  However, the increase in the average balance of mortgage-backed securities also reflects the addition of securities resulting from the acquisition of Central Jersey.

The reduction in the overall yield of the mortgage-backed securities portfolio is attributable to many of the same factors affecting the yield on the Company’s loan portfolio.  That is, lower market interest rates have continued to provide a “rate reduction” refinancing incentive to mortgagors resulting in the pay off of comparatively higher rate mortgage loans underlying the Company’s mortgage-backed securities.  Simultaneously, lower market interest rates have resulted in the downward re-pricing of loans underlying the Company’s adjustable rate mortgage-backed securities.  Similarly, the yields on mortgage- backed securities acquired from Central Jersey reflect their acquisition at fair value and the ongoing recognition of interest income at yields that reflect the historically low interest rates prevalent in the marketplace at the time of acquisition.

Interest income from non-mortgage-backed securities increased $2.4 million to $3.2 million for the six months ended December 31, 2010 from $830,000 for the six months ended December 31, 2009.  The increase in interest income reflected an increase in the average balance of non-mortgage-backed securities partially offset by a decline in their average yield.  The average balance of these securities increased $237.6 million to $289.5 million for the six months ended December 31, 2010 from $51.9 million for the six months ended December 31, 2009.  For those same comparative periods, the average yield on non-mortgage-backed securities decreased by 100 basis point to 2.20% from 3.20%.

The increase in the average balance of non-mortgage backed securities was partly attributable to a $221.7 million increase in the average balance of taxable securities to $255.4 million during the six months ended December 31, 2010 from $33.7 million for the six months ended December 31, 2009.  For those same comparative periods, the average balance of tax-exempt securities increased by $15.9 million to $34.1 million from $18.2 million.  The net change in the average yield on non-mortgage backed securities reflected a decrease of 87 basis points in the yield of taxable securities to 2.18% during the six months ended December 31, 2010 from 3.05% during the six months ended December 31, 2009 while the average yield on tax-exempt securities declined 117 basis points to 2.31% from 3.48%.

The reduction in the overall yield of the non-mortgage-backed securities portfolio is also attributable to many of the same factors affecting the yield on the Company’s loan and mortgage-backed securities portfolios.  These factors include the effects of lower market interest rates on the portfolio as funds are reinvested at lower market interest rates.  Similarly, the yields on non-mortgage-backed securities acquired from Central Jersey reflect their acquisition at fair value and the ongoing recognition of interest income at yields that reflect the historically low interest rates prevalent in the marketplace at the time of acquisition.

Interest income from other interest-earning assets decreased $25,000 to $420,000 for the six months ended December 31, 2010 from $445,000 for the six months ended December 31, 2009.  The decrease in interest income was attributable to a decrease in the average balance of other interest-earning assets that was partially offset by an increase in their average yield.  The average balance of other interest-earning assets decreased by $77.7 million to $100.6 million for the six months ended December 31, 2010 from $178.3 million for the six months ended December 31, 2009. For those same comparative periods, the average yield on other interest-earning assets increased by 34 basis points to 0.84% from 0.50%.

  The decline in the average balance of other interest-earning assets was primarily attributable to the Company’s deployment of short term, liquid assets as such funds were reinvested into investment securities as well as being utilized in the payment of consideration relating to the Central Jersey acquisition.  The reduction in the average balance of short term, liquid assets, which represents the lowest yielding component of other interest-earning assets, resulted in the reported increase in the overall yield of other interest-earning assets.

Interest Expense.  Total interest expense decreased $2.6 million to $16.6 million for the six months ended December 31, 2010 from $19.2 million for the six months ended December 31, 2009.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 63 basis points to 1.74% for the six months ended December 31, 2010 from 2.37% for the six months ended December 31, 2009.  The decrease in the average cost was partially offset by an increase in the average balance of interest-bearing liabilities of $286.4 million to $1.90 billion from $1.62 billion for the same comparative periods.

Interest expense attributed to deposits decreased $2.7 million to $12.3 million for the six months ended December 31, 2010 from $15.0 million for the six months ended December 31, 2009.  The decrease in interest expense was attributable to a decline in the average cost of deposits that was partially offset by an increase in their average balance.

  The cost of interest-bearing deposits declined by 66 basis points to 1.47% for the six months ended December 31, 2010 from 2.13% for the six months ended December 31, 2009.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For those comparative periods, average cost of interest-bearing checking accounts decreased by 14 basis points to 1.00% from 1.14%, the average cost of savings accounts decreased 32 basis points to 0.72% from 1.04% while the average cost of certificates of deposit declined 81 basis points to 1.88% from 2.69%.

The decrease in the average cost was partially offset by a $267.8 million increase in the average balance of interest-bearing deposits to $1.68 billion for the six months ended December 31, 2010 from $1.41 billion for the six months ended December 31, 2009.  The reported increase in the average balance was represented across all categories of interest-bearing deposits and reflected the Company’s acquisition of Central Jersey coupled with its strategic efforts to increase its organic deposit base.  For those same comparative periods, the average balance of interest-bearing checking accounts increased $135.8 million to $314.3 million from $178.5 million, the average balance of savings accounts increased $39.3 million to $346.4 million from $307.1 million and the average balance of certificates of deposit increased $92.7 million to $1.01 billion from $921.8 million.

Interest expense attributed to borrowings increased by $71,000 to $4,221,000 for the six months ended December 31, 2010 from $4,150,000 for the six months ended December 31, 2009.  The increase in interest expense on borrowings reflected an $18.7 million increase in the average balance of borrowings to $228.7 million for the six months ended December 31, 2010 from $210.0 million for the six months ended December 31, 2009.  The increase in interest expense attributable to the increase in average balance was partially offset by a decline in their average cost.  For those same comparative periods, the cost of borrowings declined 26 basis points to 3.69% from 3.95%.

The components of the increase in the average balance of borrowings includes a $12.0 million increase in the average balance of FHLB advances to $222.0 million for the six months ended December 31, 2010 from $210.0 million for the six months ended December 31, 2009.  The increase in the average balance of borrowings also reflects the average balances of other borrowings totaling $6.7 million during the six months ended December 31, 2010.  Other borrowings include depositor sweep accounts and subordinated debt assumed from Central Jersey during the quarter ended December 31, 2010 for which no comparable balances were maintained by the Company during the earlier comparative period.

Provision for Loan Losses.  The provision for loan losses increased $664,000 to $2.1 million for the six months ended December 31, 2010 from $1.5 million for the six months ended December 31, 2009.  The provision in the current period primarily reflected required net increases to the allowance for additional specific losses on impaired construction and permanent mortgage loans on residential properties located in New Jersey.   The provision also reflected net changes to balances of general valuation allowances attributable to the application of historical and environmental loss factors to the remaining non-impaired portion of the loan portfolio in accordance with the Company’s allowance for loan loss calculation methodology.

Non-Interest Income.  Total non-interest income increased $370,000 to $1.4 million for the six months ended December 31, 2010 from $1.0 million for the six months ended December 31, 2009.  The increase in noninterest income included increases in loan-related, deposit-related and branch/ATM-related fees, charges and miscellaneous income totaling $183,000, coupled with an increase in income from bank owned life insurance totaling $59,000, that were largely attributable to the acquisition of Central Jersey and the recognition of non-interest income originating through the CJB Division.

The net increase in noninterest income noted above was augmented by the absence in the current period of other-than-temporary impairment charges totaling $153,000 relating to non-investment grade, non-agency CMOs that were recorded during the earlier comparative quarter.  All securities relating to those impairment charges were sold in the fourth quarter of the prior fiscal year ended June 30, 2010.

Non-Interest Expenses.  Non-interest expense increased $4.8 million to $27.0 million for the six months ended December 31, 2010 from $22.2 million for the six months ended December 31, 2009.  As noted earlier, the increase in non-interest expense was largely attributable to the acquisition of Central Jersey and the resulting recognition of $3.2 million of non-recurring merger-related expenses during the six months ended December 31, 2010 for which no such expenses were recognized during the earlier comparative period.  Merger-related expenses included legal, investment banking and other professional service fees as well as employment and service provider severance charges.

In addition to the increase in merger-related expenses, the increase in operating expenses between the six months ended December 31, 2010 compared to the six months ended December 31, 2009 also reflected increases in other non-interest expenses that were attributable, in varying degrees, to the integration and ongoing operation of the CJB Division during the final month of the quarter ended December 31, 2010.

Salaries and employee benefits increased by $1.1 million to $14.4 million from $13.3 million reflecting increases in salaries, benefits and payroll tax expenses.  These increases were partly attributable to the staffing additions resulting from the acquisition of Central Jersey coupled with other increases in compensation and health care costs.  These increases were partially offset by reductions in ESOP expense resulting from declines in the Company’s stock price and a reduction in employee stock benefit plan expenses resulting from the completed vesting and related expensing of such benefits for officers during the last month of the quarter ended December 31, 2010.

 Net occupancy expense of premises increased by $196,000 to $2.2 million for the six months ended December 31, 2010 from $2.0 million for the six months ended December 31, 2009 while equipment and system expense increased $373,000 to $2.6 million from $2.2 million for those same comparative periods.  The increase in these expenses reflects, in part, the Company’s additional facilities, equipment and systems-related costs of integrating and operating the CJB Division during the final month of the quarter ended December 31, 2010.

For the comparative periods noted, advertising and marketing expenses increased by $76,000 to $516,000 from $440,000.  The increases reflected advertising costs associated with the CJB Division as well as increases in other advertising and marketing expenditures for the period.

Federal deposit insurance premium expense increased by $414,000 to $964,000 from $550,000 reflecting the combined effects of several factors including the additional insurance costs relating to the deposits acquired from Central Jersey and the continued organic growth in the Bank’s balance of insurable deposits coupled with a comparative increase in the premium rates charged by the FDIC per dollar of insurable deposit.  Additionally, the expense in the earlier comparative period reflected an adjustment resulting from actual deposit insurance premium rates being lower than the rates at which the expense had been accrued in earlier periods.

Partially offsetting these increases was a $288,000 reduction in director compensation expense to $808,000 from $1.1 million primarily attributable to a decline in stock benefit plan expenses resulting from the completed vesting and related expensing of such benefits for directors during the first month of the quarter ended December 31, 2010.  Additionally, miscellaneous expenses decreased by $109,000 to $2.5 million from $2.6 million for the comparative periods noted reflecting net decreases in general and administrative costs that more than offset the increases attributable to the ongoing operation of the CJB Division.

Provision for Income Taxes.  The provision for income taxes decreased $774,000 to $1.3 million for the six months ended December 31, 2010 from $2.1 million for the six months ended December 31,

 2009.  The variance in income taxes between comparative quarters was attributable, in part, to the underlying differences in pre-tax income.  However, income tax expense during the six months ended December 31, 2010 also reflected the non-deductibility of certain merger-related expenses recognized during the period.  The Company’s effective tax rates for the six month periods ended December 31, 2010 and December 31, 2009 were 49.8% and 41.6%, respectively.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation.  Management generally invests in cash and cash equivalents for this purpose.  Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at December 31, 2010, which included $862.8 million of mortgage-backed securities and $125.6 million of non-mortgage-backed securities that can readily be sold if necessary.

As noted earlier, the Company deployed $82.1 million in cash consideration through the acquisition of Central Jersey while acquiring, in return, approximately $57.5 million in cash and cash equivalents through that acquisition.  The net deployment of $24.6 million in cash attributable to the acquisition contributed to the $51.1 million decline in the Company’s balance of cash and cash equivalents to $130.3 million at December 31, 2010 from $181.4 million at June 30, 2010.

In accordance with the overall goals of its strategic business plan, the Company may, at times, defer the reinvestment of excess liquidity into the investment portfolio in favor of retaining comparatively higher average balances of short term, liquid assets as a funding source for future loan originations.  Toward that end, the Bank’s pipeline of “in process” loans has generally increased compared to one year earlier due to the combined effects of the acquisition of Central Jersey and the continued organic expansion of the Bank’s commercial loan origination staff.  Management will continue to balance the opportunity cost to near term earnings resulting from maintaining short term, liquid assets in relation to the need for such liquidity to fund the Company’s strategic initiatives including the anticipated increase in commercial loan origination volume resulting from acquisition of Central Jersey.  The Company may continue to redeploy a portion of its liquidity into higher yielding investments based upon the timing and relative success of those initiatives.

At December 31, 2010, the Bank had outstanding commitments to originate loans of $26.0 million compared to $28.0 million at June 30, 2010.  Construction loans in process and unused lines of credit were $17.3 million and $50.2 million, respectively, at December 31, 2010 compared to $4.7 million and $25.9 million, respectively, at June 30, 2010.  The Bank is also subject to the contingent liabilities resulting from letters of credit originally issued by Central Jersey whose outstanding balances totaled $1.7 million at December 31, 2010.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At December 31, 2010, the Bank had agreements to fund the purchase of loans on a flow basis of $2.8 million compared to $1.0 million at June 30, 2010.  The Bank periodically enters into purchase agreements with a limited number of smaller, local mortgage companies to supplement the Bank’s loan origination pipeline.  These agreements call for the purchase, on a flow basis, of mortgage loans with servicing released to the Bank.

As noted earlier, deposits increased $507.8 million to $2.13 billion at December 31, 2010, from $1.62 billion at June 30, 2010 due primarily to the acquisition of Central Jersey.  Certificates of deposit with maturities of greater than 12 months increased by $78.4 million to $341.6 million at December 31, 2010 from $263.2 million at June 30, 2010 with such balances representing 29.6% and 26.9% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and, to the extent that maturing deposits do not remain with the Bank, management may replace such funds with advances.  As of December 31, 2010, the Bank’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $221.1 million.  Of these advances, $10.0 million matures in January 2011 while $1.1 million represents an amortizing advance maturing in 2021.  The remaining $210.0 million of advances represent fixed rate advances with maturity dates ranging from 2013 to 2017.  Most of these advances have terms that enable the FHLB to call the borrowing at their option prior to maturity.

The Bank has the capacity to borrow additional funds from the FHLB, through a line of credit of $200.0 million or by taking additional short-term or long-term advances.  Such borrowings are an option available to management if funding needs change or to lengthen liabilities.  Most of the Bank’s mortgage-backed and non-mortgage-backed securities are held in safekeeping at the FHLB of New York and available as collateral if necessary.  During the quarter ended December 31, 2010, the Company borrowed an additional $50.0 million through a series of seven consecutive short term borrowings drawn against its line of credit with the FHLB.  The borrowings were fully repaid prior to the close of the quarter ended December 31, 2010.

In addition to the FHLB advances, the Bank has other borrowings totaling $33.6 million at December 31, 2010.  As of that date, other borrowings included the outstanding overnight “sweep account” balances linked to customer demand deposits totaling $28.4 million and outstanding subordinated debt totaling $5.2 million relating to the Central Jersey’s prior issuance of trust preferred securities.  The Company is currently evaluating the option of paying off the subordinated debt by calling the trust preferred securities in accordance with the terms of the securities agreements.

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers.  At December 31, 2010, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards.  As of December 31, 2010, the Bank exceeded all capital requirements of the OTS.

The following table sets forth the Bank’s capital position at December 31, 2010, as compared to the minimum regulatory capital requirements:

	At December 31, 2010
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital
(to risk-weighted assets)	$334,133	24.86%	$107,533	8.00%	$134,417	10.00%

Tier 1 Capital
(to risk-weighted assets)	$329,664	24.53%	$53,767	4.00%	$80,650	6.00%

Core (Tier 1) Capital
(to adjusted total assets)	$329,664	12.03%	$109,576	4.00%	$136,970	5.00%

Tangible Capital
(to adjusted total assets)	$329,664	12.03%	$41,091	1.50%	$-	-

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by the Company, please refer to Note 6 of the Notes to the Consolidated Financial Statements.

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

The Company retained its overall liability sensitivity during first six months of fiscal 2011 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, changed modestly during that period.  Specifically, the Company’s cumulative one-year gap percentage changed from +0.91% at June 30, 2010 to -0.46% at December 31, 2010 while its cumulative three-year gap changed from +9.00% to +3.93%.  The changes in GAP noted indicate a modest decline in the proportion of earning assets repricing within the timeframes noted in relation to costing liabilities repricing within those same timeframes.

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

In general, the interest rates paid on the Company’s deposits tend to be determined based upon the level of shorter term interest rates.  By contrast, the interest rates earned on the Company’s loans and investment securities tend to be based upon the level of longer term interest rates.  As such, the overall “spread” between shorter term and longer term interest rates when earning assets and costing liabilities re-price greatly influences the Company’s overall net interest spread over time.  In general, a wider spread between shorter term and longer term interest rates, implying a “steeper” yield curve, is beneficial to the Company’s net interest spread.  By contrast, a narrower spread between shorter term and longer term interest rates, implying a “flatter” yield curve, or a negative spread between those measures, implying an inverted yield curve, adversely impacts the Company’s net interest spread.

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

During the six months ended December 31, 2010, the yield curve steepened with the one-year U.S. Treasury decreasing three basis points to 0.29% from 0.32% at June 30, 2010 while the market yield on the 10-year U.S. Treasury increased by 33 basis points to 3.30% from 2.97% over those same time periods. The steepening of the yield curve during the first six months of fiscal 2011 had a nominal impact on the Company’s net interest spread which increased by one basis point to 2.46% during the first six months of fiscal 2011 compared to 2.45% for all of fiscal 2010.  Between the linked quarters ended December 31, 2010 and September 30, 2010, the Company’s net interest spread increased by five basis points to 2.48% from 2.43%, respectively.

The Board of Directors has established an Interest Rate Risk Management Committee which is responsible for monitoring the Company’s interest rate risk.  At December 31, 2010, the membership of the committee included Directors Hopkins, Regan, Aanensen, Mazza and Montanaro while our Chief Financial Officer and Chief Investment Officer also participate as management’s liaison to the committee. The committee meets quarterly to address management of our assets and liabilities, including review of our short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and re-pricing frequencies of loans and securities; and a variety of other asset and liability management topics.  The results of the committee’s quarterly review are reported to the full Board, which adjusts the investment policy and strategies, as it considers necessary and appropriate.

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

As illustrated in the tables below, the Bank’s NPV would be negatively impacted by an increase in interest rates.  This result is expected given the Bank’s liability sensitivity noted earlier.  Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of the Bank’s interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Bank’s assets compared to the beneficial impact arising from the reduced present value of its liabilities.  Hence, the Bank’s NPV and NPV ratio decline in the increasing interest rate scenarios.  Historically low interest rates at December 31, 2010 preclude the reporting of certain modeled scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the Bank’s internal NPV analysis as of December 31, 2010 and June 30, 2010, respectively.

	At December 31, 2010
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	228,133	-152,228	-40%	9.04%	-459 bps
+200 bps	294,491	-85,870	-23%	11.25%	-239 bps
+100 bps	347,370	-32,991	-9%	12.81%	-83 bps
0 bps	380,361	-	-	13.64%	-

	At June 30, 2010
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	264,675	-115,353	-30%	12.85%	-387 bps
+200 bps	320,458	-59,569	-16%	14.97%	-175 bps
+100 bps	358,461	-21,566	-6%	16.19%	-52 bps
0 bps	380,028	-	-	16.71%	-
(1) The -100 bp, -200 bp and -300 bp scenarios are not shown due to the low prevailing interest rate environment.

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined by bank regulators as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points.  Based upon the tables above, the Bank’s sensitivity measure increased by 64 basis points from     -175 basis points at June 30, 2010 to -239 basis points at December 31, 2010 which indicates an increase in the Bank’s sensitivity to movements in interest rates from period to period.

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

Several offsetting internal and external factors working in concert resulted in the increase in the Bank’s sensitivity measure.  Most notably, the acquisition of Central Jersey, which is reflected in the Company’s sensitivity analysis at December 31, 2010, significantly increased the amount of interest-sensitive assets and liabilities in relation to the Company’s level of capital.  As a result, the Company’s “base case” net portfolio value ratio declined thereby increasing the level of its sensitivity to any given change in the dollar amount of net portfolio value resulting from movement in interest rates.

Additionally, the increase in the Company’s sensitivity to movements in interest rates, as measured by NPV ratio sensitivity measure, also reflects the relative sensitivity of the interest-earning assets and interest-bearing liabilities acquired from Central Jersey.

Other less noteworthy changes in the composition and allocation of the Bank’s balance sheet from June 30, 2010 to December 31, 2010, in conjunction with the external factors noted above, including the increase in longer term interest rates and resulting effect on loan and security prepayment assumptions, resulted in the reported increase in sensitivity to interest rate risk as quantified by the Bank’s sensitivity measure.

Because the Bank’s sensitivity measure and NPV ratio in the +200 bps scenario were within the applicable thresholds established by its primary regulator, the Bank’s “TB 13a Level of Risk” was rated as “Minimal” based upon the results of the OTS interest rate risk model as of June 30, 2010 and September 30, 2010. TB-13a is the OTS’s primary regulatory guidance concerning the management of interest rate risk. Based upon the Bank’s sensitivity measure as calculated by its internal model,  management expects that the Bank’s “TB 13a Level of Risk” will to continue to be rated as “Minimal” based upon the upcoming results of the OTS interest rate risk model as of December 31, 2010.

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

At December 31, 2010
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Changes in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$74,569	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	73,515	-1,054	-1.41
Immediate and permanent	Parallel	Static	+200 bps	One Year	71,984	-2,585	-3.47
Immediate and permanent	Parallel	Static	+300 bps	One Year	69,455	-5,114	-6.86

At June 30, 2010
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Changes in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$59,683	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	59,538	-145	-0.24
Immediate and permanent	Parallel	Static	+200 bps	One Year	58,809	-874	-1.46
Immediate and permanent	Parallel	Static	+300 bps	One Year	56,713	-2,970	-4.98

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

At December 31, 2010, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended June 30, 2010, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the quarter ended December 31, 2010.

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

KEARNY FINANCIAL CORP.

Date:	February 14, 2011	By:	/s/ John N. Hopkins
John N. Hopkins
Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	February 14, 2011	By:	/s/ William C. Ledgerwood
William C. Ledgerwood
Executive Vice President and
Chief Financial Officer
(Principal financial officer)