Form 10-Q
period 2011-03-31
Kearny Financial Corp.
filed 2011-05-10
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004-3510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	973-244-4500

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 6, 2011.

$0.10 par value common stock - 67,975,477 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at March 31, 2011 and June 30, 2010 (Unaudited)	1

Consolidated Statements of Operations for the Three and Nine Months
	Ended March 31, 2011 and March 31, 2010 (Unaudited)	2-3

Consolidated Statements of Changes in Stockholders’ Equity for the
	Nine Months Ended March 31, 2011 and March 31, 2010 (Unaudited)	4-6

Consolidated Statements of Cash Flows for the Nine
	Months Ended March 31, 2011 and March 31, 2010 (Unaudited)	7-8

	Notes to Consolidated Financial Statements (Unaudited)	9-47

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	48-67

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	68-74

Item 4:	Controls and Procedures	75

PART II - OTHER INFORMATION		76-77

SIGNATURES		78

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data, Unaudited)

	March 31,	June 30,
	2011	2010
Assets

Cash and amounts due from depository institutions	$59,752	$3,286
Interest-bearing deposits in other banks	148,504	178,136

Cash and Cash Equivalents	208,256	181,422

Securities available for sale (amortized cost $101,483 and $30,960)	100,457	29,497
Securities held to maturity (estimated fair value $157,639 and $256,914)	157,733	255,000
Loans receivable, including unamortized yield adjustments of $(1,371) and $564	1,289,277	1,013,713
Less allowance for loan losses	(10,661)	(8,561)

Net Loans Receivable	1,278,616	1,005,152

Mortgage-backed securities available for sale (amortized cost $919,416 and $673,414)	936,228	703,455
Mortgage-backed securities held to maturity (estimated fair value $1,457 and $1,754)	1,398	1,700
Premises and equipment	39,499	34,989
Federal Home Loan Bank of New York (“FHLB”) stock	13,611	12,867
Interest receivable	9,730	8,338
Goodwill	108,543	82,263
Bank owned life insurance	24,290	19,833
Deferred income tax assets, net	4,625	-
Other assets	10,942	5,297

Total Assets	$2,893,928	$2,339,813

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$133,106	$53,709
Interest-bearing	2,007,822	1,569,853

Total Deposits	2,140,928	1,623,562

Borrowings	254,930	210,000
Advance payments by borrowers for taxes	5,478	5,699
Deferred income tax liabilities, net	-	4,391
Other liabilities	13,325	10,235

Total Liabilities	2,414,661	1,853,887

Stockholders’ Equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none issued
and outstanding	-	-
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares
issued; 67,975,477 and 68,344,277 shares outstanding, respectively	7,274	7,274
Paid-in capital	215,191	213,529
Retained earnings	314,322	312,844
Unearned Employee Stock Ownership Plan shares; 860,727 shares
and 969,828 shares, respectively	(8,607)	(9,698)
Treasury stock, at cost; 4,762,023 shares and 4,393,223 shares, respectively	(58,054)	(54,738)
Accumulated other comprehensive income	9,141	16,715

Total Stockholders’ Equity	479,267	485,926

Total Liabilities and Stockholders’ Equity	$2,893,928	$2,339,813
See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Interest Income:
Loans	$17,416	$14,450	$46,095	$44,068
Mortgage-backed securities	7,114	7,475	21,809	23,393
Securities:
Taxable	1,230	985	4,017	1,499
Tax-exempt	392	158	787	474
Other interest-earning assets	275	216	695	661

Total Interest Income	26,427	23,284	73,403	70,095

Interest Expense:
Deposits	5,882	6,488	18,220	21,504
Borrowings	2,056	2,030	6,277	6,180

Total Interest Expense	7,938	8,518	24,497	27,684

Net Interest Income	18,489	14,766	48,906	42,411

Provision for Loan Losses	1,391	891	3,518	2,354

Net Interest Income after Provision
for Loan Losses	17,098	13,875	45,388	40,057

Non-Interest Income:
Fees and service charges	613	344	1,382	1,072
Loss on sale of securities	(28)	-	(28)	-
Other-than-temporary security
impairment:
Total	-	(86)	-	(446)
Less: Portion recognized in
other comprehensive income	-	33	-	240
Portion recognized in earnings	-	(53)	-	(206)
Miscellaneous	472	219	1,108	679

Total Non-Interest Income	1,057	510	2,462	1,545

Non-Interest Expenses:
Salaries and employee benefits	8,082	6,777	22,432	20,121
Net occupancy expense of
premises	1,836	1,165	4,037	3,170
Equipment and systems	1,693	1,094	4,255	3,283
Advertising and marketing	252	211	768	651
Federal deposit insurance
premium	861	367	1,825	917
Directors’ compensation	174	559	982	1,655
Merger-related expenses	225	-	3,415	-
Miscellaneous	1,346	1,024	3,801	3,588

Total Non-Interest Expenses	$14,469	$11,197	$41,515	$33,385

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Income Before Income Taxes	$3,686	$3,188	$6,335	$8,217
Income Taxes	998	1,324	2,317	3,417

Net Income	$2,688	$1,864	$4,018	$4,800

Net Income per Common
Share (EPS):
Basic	$0.04	$0.03	$0.06	$0.07
Diluted	0.04	0.03	0.06	0.07

Weighted Average Number of
Common Shares Outstanding:
Basic	67,054	67,875	67,105	67,989
Diluted	67,054	67,875	67,105	67,989

Dividends Declared Per Common
Share (Excluding dividends waived by Kearny MHC)	$0.05	$0.05	$0.15	$0.15

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended March 31, 2010

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Tax effect from stock based
compensation	-	-	(181)	-	-	-	-	(181)

Cash dividends declared ($0.15/public share)	-	-	-	(2,538)	-	-	-	(2,538)
Cash dividend to Kearny MHC	-	-	-	(300)	-	-	-	(300)

Balance - March 31, 2010	68,839	$7,274	$212,252	$311,649	$(10,062)	$(50,109)	$11,001	$482,005

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended March 31, 2011

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2010	68,344	$7,274	$213,529	$312,844	$(9,698)	$(54,738)	$16,715	$485,926

Comprehensive loss:
Net income	-	-	-	4,018	-	-	-	4,018

Unrealized loss on securities available
for sale, net of deferred income tax
benefit of $5,213	-	-	-	-	-	-	(7,579)	(7,579)

Benefit plans, net of deferred income
tax expense of $4	-	-	-	-	-	-	5	5

Total comprehensive loss								(3,556)

ESOP shares committed to be released
(108 shares)	-	-	(108)	-	1,091	-	-	983

Dividends contributed for payment of
ESOP loan	-	-	104	-	-	-	-	104

Stock option expense	-	-	708	-	-	-	-	708

Treasury stock purchases	(369)	-	-	-	-	(3,316)	-	(3,316)

Restricted stock plan shares earned
(111 shares)	-	-	1,198	-	-	-	-	1,198

Tax effect from stock based
compensation	-	-	(240)	(124)	-	-	-	(364)

Cash dividends declared ($0.15/public share)	-	-	-	(2,416)	-	-	-	(2,416)

Balance - March 31, 2011	67,975	$7,274	$215,191	$314,322	$(8,607)	$(58,054)	$9,141	$479,267

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities:
Net income	$4,018	$4,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,577	1,309
Net amortization of premiums, discounts and loan fees and costs	2,606	709
Deferred income taxes	80	132
Amortization of intangible assets	-	21
Amortization of benefit plans’ unrecognized net loss	51	108
Provision for loan losses	3,518	2,354
Realized loss on sale of mortgage-backed securities held to maturity	28	-
Realized gain on sale of loans	(45)	-
Proceeds from sale of loans	1,967	-
Realized loss on disposition of premises and equipment	-	19
Loss on other-than-temporary impairment of securities	-	206
Increase in cash surrender value of bank owned life insurance	(528)	(416)
ESOP, stock option plan and restricted stock plan expenses	2,889	4,872
Loss on sale of real estate owned	13	-
Decrease (increase) in interest receivable	695	(614)
Decrease (increase) in other assets	68	(4,323)
Decrease in interest payable	(200)	(41)
Decrease in other liabilities	(240)	(1,079)

Net Cash Provided by Operating Activities	16,497	8,057

Cash Flows from Investing Activities:
Proceeds from calls and maturities of securities held for sale	25,610	-
Proceeds from repayments of securities available for sale	921	623
Purchase of securities held to maturity	(68,733)	(265,000)
Proceeds from calls and maturities of securities held to maturity	197,170	-
Proceeds from repayments of securities held to maturity	480	-
Purchase of loans	(1,437)	(23,104)
Net decrease in loans receivable	69,382	58,420
Proceeds from sale of real estate owned	531	243
Purchases of mortgage-backed securities available for sale	(379,306)	(117,573)
Principal repayments on mortgage-backed securities available for sale	164,688	118,797
Principal repayments on mortgage-backed securities held to maturity	259	648
Proceeds from sale of mortgage-backed securities held to maturity	34	-
Purchase of Federal Home Loan Bank (“FHLB”) stock	(2,250)	-
Redemption of FHLB stock	2,701	-
Cash paid in merger, net of cash acquired	(24,529)	-
Proceeds from insurance claim on REO	82	-
Additions to premises and equipment	(936)	(1,055)

Net Cash Used in Investing Activities	$(15,333)	$(228,001)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2011	2010

Cash Flows from Financing Activities:
Net increase in deposits	$41,143	$122,346
Repayment of long-term FHLB advances	(10,026)	-
Increase in other short-term borrowings	775	-
Decrease in advance payments by borrowers for taxes	(221)	(163)
Dividends paid to stockholders of Kearny Financial Corp.	(2,425)	(2,849)
Purchase of common stock of Kearny Financial Corp. for treasury	(3,316)	(4,124)
Dividends contributed for payment of ESOP loan	104	75
Tax effect from stock based compensation	(364)	(181)

Net Cash Provided by Financing Activities	25,670	115,104

Net Increase (Decrease) in Cash and Cash Equivalents	26,834	(104,840)

Cash and Cash Equivalents – Beginning	181,422	211,525

Cash and Cash Equivalents – Ending	$208,256	$106,685

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$3,603	$2,606

Interest	$24,697	$27,725

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$871	$543

Fair value of assets acquired, net of cash and cash equivalents acquired	$559,113	$-
Fair value of liabilities assumed	$534,584	$-

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

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, changes in stockholders’ equity and cash flows in conformity with generally accepted accounting principles (“GAAP”).  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three and nine month periods ended March 31, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Nine Months Ended
	March 31, 2011			March 31, 2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$2,688			$4,018
Basic earnings per share,
income available to
common stockholders	$2,688	67,054	$0.04	$4,018	67,105	$0.06
Effect of dilutive securities:
Stock options	-	-		-	-

	$2,688	67,054	$0.04	$4,018	67,105	$0.06

	Three Months Ended			Nine Months Ended
	March 31, 2010			March 31, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$1,864			$4,800
Basic earnings per share,
income available to
common stockholders	$1,864	67,875	$0.03	$4,800	67,989	$0.07
Effect of dilutive securities:
Stock options	-	-		-	-

	$1,864	67,875	$0.03	$4,800	67,989	$0.07

4.  SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2011, for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date this document was filed.

5. ACQUISITION OF CENTRAL JERSEY BANCORP

On November 30, 2010, the Company completed its acquisition of Central Jersey Bancorp (“Central Jersey”) and its wholly owned subsidiary, Central Jersey Bank, National Association (“Central Jersey Bank”).  The transaction qualified as a tax-free reorganization for federal income tax purposes. The final consideration paid in the transaction totaled $82.1 million which included $70.5 million paid to stockholders of Central Jersey at a price of $7.50 per outstanding share and $11.6 million paid to the U.S. Department of Treasury (“U.S. Treasury”) for the redemption of the 11,300 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and related warrant originally issued by Central Jersey to the U.S. Treasury under the TARP Capital Purchase Plan.

The Company accounted for the transaction using applicable accounting guidance regarding business combinations resulting in the recognition of pre-tax merger-related expenses totaling $3.4 million during the nine months ended March 31, 2011.  Additionally, the Company recorded the assets acquired and liabilities assumed through the merger at fair value as summarized in the following table (in thousands).

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

The fair value amounts included in the table above are preliminary estimates and are subject to adjustment but are not expected to be materially different than those shown.  None of the goodwill is deductible for income tax purposes.

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

The fair value of savings and transaction deposit accounts acquired from Central Jersey was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  The fair valuation of these deposits included a core deposit analysis which considered several factors in estimating the value of the intangible associated with such accounts.  Such factors included an assumption for an initial run off rate of five percent coupled with an annual attrition rate thereafter based upon the weighted average age of the products by deposit category.  Other factors considered included assumptions for the ongoing non-interest income and non-interest expenses relating to the applicable accounts which were based upon historical information.  Based upon these factors, the Company projected cash flows which were present valued using applicable market interest rates for discounting.  These cash flows were then compared to those applicable to alternative funding sources assumed to the borrowings from the Federal Home Loan Bank of New York.

Based upon this analysis, no core deposit intangible was ascribed to the value of non-maturity deposits due to the comparatively low cost of alternative funding sources available in the marketplace at acquisition in relation to the ongoing branch-related and transaction-related expenses associated with such accounts.

Certificates of deposit accounts were valued utilizing a discounted cash flow analysis based upon the underlying accounts’ contractual maturities and interest rates.  The present value of the projected cash flows was then determined using discount rates based upon certificate of deposit interest rates available in the marketplace for accounts with similar terms.

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

Direct costs related to the merger were expensed as incurred. During the nine months ended March 31, 2011, the Company incurred $3.4 million in merger-related expenses attributable to the acquisition of Central Jersey.  Such costs included legal expenses of $199,000, investment banking and other professional service fees totaling $842,000, employment severance charges totaling $360,000, service provider severance and conversion-related charges totaling $2.0 million, respectively, and other merger-related expenses of $8,000.

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

	Pro Forma Nine Months Ended
	March 31, 2011	March 31, 2010
	(In Thousands, Except Per Share Data)	(In Thousands, Except Per Share Data)

Net interest income	$56,865	$56,757
Non-interest income	3,346	3,935
Non-interest expense	53,297	45,937
Net income	1,873	5,624
Net income per common shares (EPS) Basic and diluted	0.03	0.08

The amounts of revenue, expense and net income attributable to Central Jersey since the acquisition date included in the consolidated statement of operations for the nine months ended March 31, 2011 are not separately disclosed.  The Companies’ financial records have been integrated in a manner that does not allow for the accurate or efficient bifurcation of the Company’s ongoing statement of operations between the components attributable to Central Jersey and those attributable to the remainder of the Company.

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

The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted which enabled the Company to adopt the amendment during the quarter ended December 31, 2010 and apply the guidance for the pro forma operating data included in Note 5 above.

In January 2011, the FASB issued amendments that temporarily delay the effective date of the disclosures about troubled debt restructurings that are required in conjunction with a prior update relating to public entities. Under the existing effective date in that prior update, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.

In April 2011, the FASB has issued an Update to clarify the accounting principles applied to loan modifications.  The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.   The Company is evaluating the potential impact the new pronouncement will have on its consolidated financial statements when implemented during the quarter ended June 30, 2011.

7.  STOCK REPURCHASE PLANS

On May 26, 2010, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 889,506 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  Through March 31, 2011 the Company has repurchased a total of 730,900 shares in accordance with this repurchase plan at a total cost of $6,600,000 and at an average cost per share of $9.03 all of which were repurchased during prior quarters with no additional shares repurchased during the three months ended March 31, 2011.

8.  DIVIDEND WAIVER

During the nine months ended March 31, 2011, Kearny MHC, the federally chartered mutual holding company of the Company waived its right, in accordance with the non-objection previously granted by the Office of Thrift Supervision (“OTS”), to receive cash dividends of approximately $7.6 million declared on the 50,916,250 shares of Company common stock it owns.

9.  SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair values of securities at March 31, 2011 and June 30, 2010 and stratification by contractual maturity of securities at March 31, 2011 are presented below:

	At March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,861	$-	$1,510	$7,351
U.S. agency securities	6,956	-	157	6,799
Obligations of state and political
subdivisions	85,666	668	27	86,307

Total securities	101,483	668	1,694	100,457

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	3,688	-	5	3,683

Total collateralized mortgage
obligations	3,688	-	5	3,683

Mortgage pass-through securities:
Government National Mortgage
Association	13,284	1,026	28	14,282
Federal Home Loan Mortgage
Corporation	317,682	6,951	677	323,956
Federal National Mortgage Association	584,762	12,793	3,248	594,307

Total mortgage pass-through securities	915,728	20,770	3,953	932,545

Total mortgage-backed securities	919,416	20,770	3,958	936,228
Total securities available for sale	$1,020,899	$21,438	$5,652	$1,036,685

	At March 31, 2011
	Amortized Cost	Carrying Value
	(In Thousands)
Debt securities:
Due in one year or less	$59,969	$59,976
Due after one year through five years	9,265	9,624
Due after five years through ten years	14,125	14,395
Due after ten years	18,124	16,462

Total	$101,483	$100,457

	At June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,855	$-	$2,255	$6,600
U.S. agency securities	3,980	1	39	3,942
Obligations of state and political
subdivisions	18,125	830	-	18,955

Total securities	30,960	831	2,294	29,497

Mortgage-backed securities:
Mortgage pass-through securities:
Government National Mortgage
Association	14,660	999	31	15,628
Federal Home Loan Mortgage
Corporation	263,481	10,267	44	273,704
Federal National Mortgage Association	395,273	18,884	34	414,123

Total mortgage-backed securities	673,414	30,150	109	703,455

Total securities available for sale	$704,374	$30,981	$2,403	$732,952

There were no sales of securities from the available for sale portfolio during the nine months ended March 31, 2011 and March 31, 2010.

At March 31, 2011 and June 30, 2010, securities available for sale with carrying value of approximately $328.2 million and $243.7 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  As of those same dates, securities available for sale with carrying values of approximately $11.3 million and $1.4 million, respectively, were pledged to secure public funds on deposit.

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

10.  SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of securities at March 31, 2011 and June 30, 2010 and stratification by contractual maturity of securities at March 31, 2011 are presented below:

	At March 31, 2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities:
Debt securities:
U.S. agency securities	$154,576	$491	$585	$154,482
Obligations of state and political
subdivisions	3,157	-	-	3,157

Total securities	157,733	491	585	157,639

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	69	5	-	74
Federal National Mortgage Association	649	60	-	709
Non-agency securities	208	-	20	188

Total collateralized mortgage
obligations	926	65	20	971

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	150	5	-	155
Federal National Mortgage Association	322	9	-	331

Total mortgage pass-through securities	472	14	-	486

Total mortgage-backed
securities	1,398	79	20	1,457

Total securities held to maturity	$159,131	$570	$605	$159,096

	At March 31, 2011
	Carrying Value	Fair Value
	(In Thousands)
Debt securities:
Due in one year or less	$3,048	$3,048
Due after one year through five years	84,705	85,030
Due after five years through ten years	20,000	19,884
Due after ten years	49,980	49,677

Total	$157,733	$157,639

	At June 30, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities:
Debt securities:
U.S. agency securities	$255,000	$1,914	$-	$256,914

Total securities	255,000	1,914	-	256,914

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	99	12	-	111
Federal National Mortgage Association	767	71	1	837
Non-agency securities	310	2	43	269

Total collateralized mortgage
obligations	1,176	85	44	1,217

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	168	5	-	173
Federal National Mortgage Association	356	9	1	364

Total mortgage pass-through securities	524	14	1	537

Total mortgage-backed
securities	1,700	99	45	1,754

Total securities held to maturity	$256,700	$2,013	$45	$258,668

During the quarter ended March 31, 2011, proceeds from sales of securities held to maturity totaled $34,000, and resulted in gross losses of $28,000.  The proceeds and losses were fully attributable to the sale of the Company’s non-investment grade, non-agency collateralized mortgage obligations.  These securities were originally acquired as investment grade securities upon the in-kind redemption of the Bank’s interest in the AMF Ultra Short Mortgage Fund during the first quarter of fiscal 2009.  The ratings of these securities subsequently declined below investment grade resulting in their eligibility for sale from the held-to-maturity portfolio during quarter ended March 31, 2011.

Other than those noted above, there were no sales of securities from the held to maturity portfolio during the nine months ended March 31, 2011 and March 31, 2010.  At March 31, 2011, securities held to maturity with carrying value of approximately $13.7 million were utilized as collateral for borrowings through the FHLB of New York.  No held to maturity securities were utilized as collateral for borrowings at June 30, 2010.  As of those same dates, held to maturity securities were not pledged to secure public funds on deposit.

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

11.  IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at March 31, 2011 and June 30, 2010.  The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented.  Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing the reported impairments as “temporary” versus “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
At March 31, 2011:
Trust preferred securities	$-	$-	$6,350	$1,510	$6,350	$1,510
U.S. agency securities	3,752	148	2,981	9	6,733	157
Obligations of state and political subdivisions	7,634	27	-	-	7,634	27
Collateralized mortgage obligations	3,683	5	-	-	3,683	5
Mortgage pass-through securities	295,714	3,867	1,250	86	296,964	3,953

Total	$310,783	$4,047	$10,581	$1,605	$321,364	$5,652

At June 30, 2010:
Trust preferred securities	$-	$-	$5,600	$2,255	$5,600	$2,255
U.S. agency securities	-	-	3,667	39	3,667	39
Mortgage pass-through securities	559	4	906	105	1,465	109

Total	$559	$4	$10,173	$2,399	$10,732	$2,403

The number of available for sale securities with unrealized losses at March 31, 2011 totaled 86 comprising four single-issuer trust preferred securities, six U.S. agency securities, 14 municipal obligations, one collateralized mortgage obligation and 61 mortgage pass-through securities.  The number of available for sale securities with unrealized losses at June 30, 2010 totaled 28 comprising four single-issuer trust preferred securities, six U.S. agency securities and 18 mortgage pass-through securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
At March 31, 2011:
U.S. agency securities	$83,067	$585	$-	$-	$83,067	$585
Collateralized mortgage obligations	39	1	149	19	188	20

Total	$83,106	$586	$149	$19	$83,255	$605

At June 30, 2010:
Collateralized mortgage
obligations	$76	$3	$218	$41	$294	$44
Mortgage pass-through securities	66	1	-	-	66	1

Total	$142	$4	$218	$41	$360	$45

The number of held to maturity securities with unrealized losses at March 31, 2011 totaled 21 comprising 12 collateralized mortgage obligations and nine U.S. agency securities. The number of held to maturity securities with unrealized losses at June 30, 2010 totaled 23 comprising 22 collateralized mortgage obligations and one mortgage pass-through security.

Mortgage-backed Securities.  The carrying value of the Company’s mortgage-backed securities totaled $937.6 million at March 31, 2011 and comprised 78.4% of total investments and 32.4% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored entities such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby assuring the creditworthiness of the mortgage-backed securities issued by those agencies.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of March 31, 2011 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency mortgage-backed securities with unrealized losses at March 31, 2011 to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies, the Company also maintains a nominal balance of non-agency mortgage-backed securities at March 31, 2011.  Unlike agency mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

The fair values of the non-agency mortgage-backed securities are subject to many of the factors applicable to the agency securities that may result in “temporary” impairments in value.  However, due to the lack of agency guaranty, the Company also monitors the general level of credit risk for each of its non-agency mortgage-backed securities based upon the ratings assigned to its specific tranches by one or more credit rating agencies.  The level of such ratings, and changes thereto, is one of several factors considered by the Company in identifying those securities that may be other-than-temporarily impaired.

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

For example, during the current quarter ended March 31, 2011, the Company re-evaluated its intent regarding the retention or sale of its impaired, non-agency collateralized mortgage obligations whose credit-ratings had fallen below investment grade.  The Company considered the combined effects of the severe deterioration of the securities’ credit-ratings since their acquisition as investment grade securities and the actual and anticipated cash flow losses that characterized most of the securities.  Based on these factors, the Company modified its intent regarding these impaired securities during the current quarter from “hold to recovery of amortized cost” to “sell” and sold such securities prior to the end of that same quarter.

At March 31, 2011, the Company's remaining portfolio of non-agency CMOs included 12 held-to-maturity securities totaling $208,000 all of which are rated as investment grade as of that date.  The Company has not decided to sell the securities as of March 31, 2011 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

In light of the factors noted above, the Company does not consider its balance of non-agency mortgage-backed securities with unrealized losses at March 31, 2011 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Securities.  The carrying value of the Company’s U.S. agency debt securities totaled $161.4 million at March 31, 2011 and comprised 13.5% of total investments and 5.6% of total assets as of that date.  Such securities are comprised of $154.6 million of U.S. agency debentures and $6.8 million of securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government sponsored entity.

With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debt securities are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on supply and demand.

With regard to interest rates, the Company’s SBA securities are variable rate investments whose interest coupons are generally based on the Prime index minus a margin.  Based upon the historically low level of short term market interest rates, of which the Prime index is one measure, the current yields on these securities are comparatively low.  Consequently, the fair value of the SBA securities, as determined based upon the market price of these securities, reflects the adverse effects of the historically low short term, market interest rates at March 31, 2011.

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

Unlike its SBA securities, the Company’s U.S. agency debentures are fixed rate investments whose fair values over time reflect movements in comparatively longer term market interest rates.  At March 31, 2011, the unrealized losses applicable to those securities portfolio are generally attributable to movements in longer term market interest rates since their acquisition by the Company.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of Mach 31, 2011 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its balance of U.S. agency securities with unrealized losses at March 31, 2011 to be “other-than-temporarily” impaired as of that date.

Obligations of States and Political Subdivisions.  The outstanding balance of the Company’s securities representing obligations of state and political subdivisions totaled $89.5 million at March 31, 2011 and comprised 7.5% of total investments and 3.1% of total assets as of that date.  Such securities are generally comprised of bank qualified securities issued by New Jersey and Pennsylvania municipalities or the obligations of their related entities such as boards of education or utility authorities. The municipal obligations of New Jersey and Pennsylvania municipalities and their related entities total $85.4 million and $4.1 million, respectively.

The portfolio includes $82.3 million of general obligations of the municipalities and their related entities while $4.0 million represent revenue obligations funding specific projects.  An additional

$3.2 million represent short term obligations negotiated directly with local New Jersey municipalities that are also depository customers of the Bank.

The Company generally evaluates the level of credit risk for the securities within this category based upon ratings assigned by one or more credit rating agencies where such ratings are available.  All rated securities within this category totaled $26.8 million at March 31, 2011 and maintained investment grade ratings of A1 or higher by Moody’s Investors Service (“Moody’s”).

The larger portion of the portfolio totaling $62.6 million comprises municipal securities for which credit ratings are not available from Moody’s or other rating services utilized by the Company.  The non-rated municipal securities, all of which were added to the portfolio through the acquisition of Central Jersey Bank during the second quarter of fiscal 2011, generally represent comparatively shorter duration municipal obligations, the large majority of which have remaining average lives of less than one year.

In light of their strong credit ratings, where available, and consistent payment histories, the unrealized losses on the Company’s investment in municipal obligations are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.  Notwithstanding the generally strong credit ratings of the Company’s specific municipal securities, where applicable, the market prices of bank-qualified municipal obligations, in general, currently reflect the effect of reduced demand for such securities.  Such reduced demand is attributable, in part, to the overall increased level of credit risk-aversion currently characterizing many financial institutions in the marketplace.  More specifically, however, the reduced demand specifically reflects the state and local economic strains which have adversely affected the financial condition of many municipalities.  As noted above, each of the Company’s rated municipal obligations retained their investment grade status at March 31, 2011.  However, the financial challenges facing certain issuers of the Company’s municipal obligations have been evidenced through credit rating downgrades within the investment grade tier.  In addition to the affects of reduced demand, municipal obligation prices also reflect the effects of increased supply generally arising from financial institutions selling investments and reducing assets for capital adequacy purposes, as noted earlier.

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

While most of its municipal obligations are classified as “available-for-sale”, the Company has both the ability and intent to hold temporarily impaired securities until the fair value of the securities recover to a level equal to or greater than the Company’s amortized cost.  As of March 31, 2011, the Company has not decided to sell the securities.  Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Call provisions, where applicable, require full repayment of principal at par by the issuer.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider any of its investments in municipal obligations to be “other-than-temporarily” impaired as of March 31, 2011.

Trust Preferred Securities. The outstanding balance of the Company’s trust preferred securities totaled $7.4 million at March 31, 2011 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of March 31, 2011, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

Specifically, impairments associated with investment-grade trust preferred securities are generally categorized as “noncredit-related” given the nominal level of credit losses that would be expected based upon such ratings.  At March 31, 2011, the Company owned two securities at an amortized cost of $2.9 million that were consistently rated as investment grade by Moody’s and Standard & Poor’s Financial Services (“S&P”).  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month Libor plus a margin.  Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at March 31, 2011.

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

At March 31, 2011, the Company owned two securities at an amortized cost of $4.9 million that were rated as investment grade by Moody’s, but below investment grade by S&P.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

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

While all of its trust preferred securities are classified as available for sale, the Company has both the ability and intent, as of the periods presented, to hold the impaired securities until their fair values recover to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of March 31, 2011 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at nominal discounts.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its investments in trust preferred securities with unrealized losses at March 31, 2011 to be “other-than-temporarily” impaired as of that date.

The following table presents roll forwards of OTTI recognized in earnings due to credit-related losses on securities still held at the end of each reporting period.

Activity in credit-related other-than-temporary impairment (“OTTI”) recognized through earnings
	Cumulative balance of credit- related OTTI recognized in earnings - beginning	Additions for newly identified credit- related OTTI	Additions to existing OTTI for further credit- related declines in fair value	Reductions in credit- related OTTI for security sale	Reductions in credit- related OTTI due to accretion of impairment into interest income	Cumulative balance of credit- related OTTI recognized in earnings - ending
(In Thousands)
Collateralized mortgage
obligations:
Non-agency securities: Three months ended March 31, 2011	$-	$-	$-	$-	$-	$-
Nine months ended March 31, 2011	$-	$-	$-	$-	$-	$-

Three months ended March 31, 2010	$587	$9	$44	$-	$1	$639
Nine months ended March 31, 2010	$434	$17	$189	$-	$1	$639

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

The Company’s loan review system also includes the internal audit and compliance functions, which operate in accordance with a scope determined by the Audit and Compliance Committee of the Board of Directors.  Internal audit resources assess the adequacy of, and adherence to, internal credit policies and loan administration procedures.  Similarly, the Company’s compliance resources monitor adherence to relevant lending-related and consumer protection-related laws and regulations.  The loan review system is structured in such a way that the internal audit function maintains the ability to independently audit other risk monitoring functions without impairing its independence with respect to these other functions.

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

Past Due Loans.  A loan’s “past due” status is generally determined based upon its “P&I delinquency” status in conjunction with its “past maturity” status, where applicable.  A loan’s “P&I delinquency” status is based upon the number of calendar days between the date of the earliest P&I payment due and the “as of” measurement date.  A loan’s “past maturity” status, where applicable, is based upon the number of calendar days between a loan’s contractual maturity date and the “as of” measurement date.  Based upon the larger of these criteria, loans are categorized into the following “past due” tiers for financial statement reporting and disclosure purposes: Current (including 1-29 days past due), 30-59 days past due, 60-89 days and 90 or more days.

Nonaccrual Loans.  Loans are generally placed on nonaccrual status when contractual payments become 90 days or more past due, and are otherwise placed on nonaccrual when the Company does not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement.  Loans that become 90 days past maturity, but remain non-delinquent with regard to ongoing P&I payments may remain on accrual status if: (1) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, past maturity status notwithstanding, and (2) the borrower is working actively and cooperatively with the Company to remedy the past maturity status through an expected refinance, payoff or modification of the loan agreement that is not expected to result in a troubled debt restructuring (“TDR”) classification.  All TDRs are placed on nonaccrual status for a period of no less than six months after restructuring, irrespective of past due status.

Payments received in cash on nonaccrual loans – including both the principal and interest portions of those payments - are generally applied to reduce the carrying value of the loan for financial statement purposes.

Loans that are not considered to be TDRs are generally returned to accrual status when payments due are brought current and the Company expects to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.  Non-TDR loans may also be returned to accrual status when a loan’s payment status falls below 90 days past due and the Company: (1) expects receipt of the remaining past due amounts within a reasonable timeframe, and (2) expects to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.  TDRs may be returned to accrual status if (1) the borrower has paid timely P&I payments in accordance with the terms of the restructured loan agreement for no less than six consecutive months after restructuring, and (2) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the restructured loan agreement.

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

The Company’s allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is performed monthly.  Based upon the results of the classification of assets and credit file review processes described earlier, the Company first identifies the loans that must be reviewed individually for impairment.  Factors considered in identifying individual loans to be reviewed include, but may not be limited to, classification status, past due and/or nonaccrual status, size of loan, type and condition of collateral and the financial condition of the borrower.

Traditionally, the loans considered by the Company to be eligible for individual impairment review have generally represented its larger and/or more complex loans including its commercial mortgage loans, comprising multi-family and nonresidential real estate loans, as well as its construction loans and commercial business loans.  Residential mortgage loans were generally considered “homogeneous” loan types and were only selectively evaluated for impairment based upon certain risk factors.  For example, the risk characteristics of certain residential mortgage loan portfolios purchased from other loan originators were considered sufficient to warrant individual impairment analysis of the nonperforming loans within those portfolios.

During the quarter ended March 31, 2011, the Company expanded the scope of loans that it considers eligible for individual impairment review to now include all one-to-four family mortgage loans as well as its home equity loans and home equity lines of credit.  Expanding the scope of loans individually evaluated for impairment in this manner did not have a material impact on the Company’s allowance for loan loss calculations nor the reported level of its impaired loans.

A reviewed loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Once a loan is determined to be impaired, management measures the amount of impairment associated with that loan.

In measuring the impairment associated with collateral dependent loans, the fair value of the real estate collateralizing the loan is generally used as a measurement proxy for that of the impaired loan itself as a practical expedient.  Such values are generally determined based upon a discounted market value obtained through an automated valuation module or prepared by a qualified, independent real estate appraiser.

As supported by accounting and regulatory guidance, the Company has traditionally reduced the fair value of the collateral by estimated selling costs, such as real estate brokerage commissions, to measure impairment when such costs are expected to reduce the cash flows available to repay the loan.  During the current quarter, the Company expanded the scope of such costs to also include, where applicable, estimated foreclosure and repossession costs, collateral carrying costs such as real estate taxes and insurance, and various title transfer and insurance fees.

The Company estimates that consideration of these additional estimated costs in its allowance for loan loss calculation methodology increased the provision for loan losses recognized during the quarter ended March 31, 2011 by approximately $1.1 million.  While the revised methodology was applied to all impaired, collateral dependent loans, the increases in estimated impairments and resulting additions to specific valuation allowances were largely attributable to the impaired residential mortgage loans originally acquired from Countrywide Home Loans, Inc.  Such loans continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP where the collections and foreclosure processes have been subjected to extended delays.

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

The following table presents the balance of the allowance for loan losses based upon the calculation methodology described above.  The table identifies the specific valuation allowances attributable to identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, and the general valuation allowances for impairments on loans evaluated collectively.  The underlying balance of loans receivable applicable to each category is also presented.  The balance of loans receivable reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable at March 31, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$4,340	$1,522	$138	$-	$-	$-	$-	$6,000
Loans collectively evaluated for impairment	2,019	1,664	248	149	264	30	10	4,384
Total allocated allowance for loan losses	6,359	3,186	386	149	264	30	10	10,384
Unallocated allowance	-	-	-	-	-	-	-	231
Allowance for loan losses on originated and purchased loans	6,359	3,186	386	149	264	30	10	10,615
Loans acquired at fair value
Loans individually evaluated for impairment	-	-	-	42	-	-	-	42
Loans collectively evaluated for impairment	-	-	-	-	-	-	4	4
Allowance for loan losses on loans acquired at fair value	-	-	-	42	-	-	4	46
Total allowance for loan losses	$6,359	$3,186	$386	$191	$264	$30	$14	$10,661
Changes in the allowance for loan losses:
At December 31, 2010:
Allocated	$5,179	$3,406	$691	$111	$271	$30	$12	$9,700
Unallocated	-	-	-	-	-	-	-	231
Total allowance for loan losses	5,179	3,406	691	111	271	30	12	9,931

Charge offs	(170)	-	(492)	-	(7)	-	(5)	(674)
Recoveries	1	1	-	10	-	-	1	13
Provisions	1,349	(221)	187	70	-	-	6	1,391

At March 31, 2011:
Allocated	6,359	3,186	386	191	264	30	14	10,661
Unallocated	-	-	-	-	-	-	-	231
Total allowance for loan losses	$6,359	$3,186	$386	$191	$264	$30	$14	$10,661

Allowance for Loan Losses and Loans Receivable at March 31, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$16,836	$7,706	$982	$2,292	$57	$96	$-	$27,969
Loans collectively evaluated for impairment	596,132	209,985	5,509	17,628	84,822	10,022	4,395	928,493
Total originated and purchased loans	612,968	217,691	6,491	19,920	84,879	10,118	4,395	956,462
Loans acquired at fair value
Loans individually evaluated for impairment	-	4,087	1,799	8,739	191	183	-	14,999
Loans collectively evaluated for impairment	2,678	166,894	18,906	75,978	31,682	22,147	902	319,187
Total loans acquired at fair value	2,678	170,981	20,705	84,717	31,873	22,330	902	334,186
Total loans	$615,646	$388,672	$27,196	$104,637	$116,752	$32,448	$5,297	$1,290,648

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at March 31, 2011.

Credit-Rating Classification of Loans Receivable at March 31, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Loan classification
Originated and purchased loans
Non-classified	$592,190	$205,826	$5,509	$16,901	$84,622	$10,022	$4,393	$919,463
Classified:
Special mention	1,519	1,361	-	727	180	-	1	3,788
Substandard	14,919	8,982	844	2,292	77	96	1	27,211
Doubtful	-	-	-	-	-	-	-	-
Loss	4,340	1,522	138	-	-	-	-	6,000
Total classified loans	20,778	11,865	982	3,019	257	96	2	36,999
Total originated and purchased loans	612,968	217,691	6,491	19,920	84,879	10,118	4,395	956,462
Loans acquired at fair value
Non-classified	2,678	164,214	17,926	64,633	31,472	21,502	902	303,327
Classified:
Special mention	-	1,662	980	10,359	210	645	-	13,856
Substandard	-	5,105	1,799	9,123	191	183	-	16,401
Doubtful	-	-	-	560	-	-	-	560
Loss	-	-	-	42	-	-	-	42
Total classified loans	-	6,767	2,779	20,084	401	828	-	30,859
Total loans acquired at fair value	2,678	170,981	20,705	84,717	31,873	22,330	902	334,186
Total loans	$615,646	$388,672	$27,196	$104,637	$116,752	$32,448	$5,297	$1,290,648

Contractual Payment Status of Loans Receivable March 31, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Contractual payment status:
Originated and purchased loans
Current	$591,387	$210,173	$5,188	$16,934	$84,475	$10,022	$4,313	$922,492
Past due:
30-59 days	3,278	851	321	60	347	-	81	4,938
60-89 days	2,331	-	-	-	-	-	-	2,331
90+ days	15,972	6,667	982	2,926	57	96	1	26,701
Total past due	21,581	7,518	1,303	2,986	404	96	82	33,970
Total originated and purchased loans	612,968	217,691	6,491	19,920	84,879	10,118	4,395	956,462
Loans acquired at fair value
Current	2,678	167,560	14,509	73,383	31,162	21,725	900	311,917
Past due:
30-59 days	-	1,748	4,313	2,565	414	422	1	9,463
60-89 days	-	-	400	2,488	260	-	1	3,149
90+ days	-	1,673	1,483	6,281	37	183	-	9,657
Total past due	-	3,421	6,196	11,334	711	605	2	22,269
Total loans acquired at fair value	2,678	170,981	20,705	84,717	31,873	22,330	902	334,186
Total loans	$615,646	$388,672	$27,196	$104,637	$116,752	$32,448	$5,297	$1,290,648

The following tables present information relating to the Company’s nonperforming and impaired loans at March 31, 2011.  Loans reported as “90+ days past due and accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable at March 31, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Performance status:
Originated and purchased loans
Performing	$595,759	$209,985	$5,509	$16,901	$84,822	$10,022	$4,394	$927,392
Nonperforming:
90+ days past due accruing	13,427	-	-	727	-	-	-	14,154
Nonaccrual	3,782	7,706	982	2,292	57	96	1	14,916
Total nonperforming	17,209	7,706	982	3,019	57	96	1	29,070
Total originated and purchased loans	612,968	217,691	6,491	19,920	84,879	10,118	4,395	956,462
Loans acquired at fair value
Performing	2,678	167,457	18,906	78,014	31,682	22,147	902	321,786
Nonperforming:
90+ days past due accruing	-	-	-	4,520	-	-	-	4,520
Nonaccrual	-	3,524	1,799	2,183	191	183	-	7,880
Total nonperforming	-	3,524	1,799	6,703	191	183	-	12,400
Total loans acquired at fair value	2,678	170,981	20,705	84,717	31,873	22,330	902	334,186
Total loans	$615,646	$388,672	$27,196	$104,637	$116,752	$32,448	$5,297	$1,290,648

Impairment Status of Loans Receivable at March 31, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Impairment status:
Originated and purchased loans
Non-impaired loans	$596,132	$209,985	$5,509	$17,628	$84,822	$10,022	$4,395	$928,493
Impaired loans:
Impaired loans with no impairment	2,248	6,184	362	2,292	57	96	-	11,239
Impaired loans with impairment:
Unpaid principal balance	14,588	1,522	620	-	-	-	-	16,730
Specific allowance for impairment	(4,340)	(1,522)	(138)	-	-	-	-	(6,000)
Balance of impaired loans net of allowance for impairment	10,248	-	482	-	-	-	-	10,730
Total impaired loans, excluding allowance	16,836	7,706	982	2,292	57	96	-	27,969
Total originated and purchased loans	612,968	217,691	6,491	19,920	84,879	10,118	4,395	956,462
Loans acquired at fair value
Non-impaired loans	2,678	166,894	18,906	75,978	31,682	22,147	902	319,187
Impaired loans:
Impaired loans with no impairment	-	4,087	1,799	8,657	191	183	-	14,917
Impaired loans with impairment:
Unpaid principal balance	-	-	-	82	-	-	-	82
Specific allowance for impairment	-	-	-	(42)	-	-	-	(42)
Balance of impaired loans net of allowance for impairment	-	-	-	41	-	-	-	41
Total impaired loans, excluding allowance	-	4,087	1,799	8,739	191	183	-	14,999
Total loans acquired at fair value	2,678	170,981	20,705	84,717	31,873	22,330	902	334,186
Total loans	$615,646	$388,672	$27,196	$104,637	$116,752	$32,448	$5,297	$1,290,648
For the three months ended March 31, 2011
Average balance of impaired loans	$14,229	$13,083	$3,261	$11,284	$124	$139	$-	$42,120
Interest earned on impaired loans	$217	$8	$-	$28	$-	$-	$-	$253

All impaired loans are reviewed individually for impairment in accordance with the Company’s allowance for loan loss calculation methodology described earlier. The Company has identified a total of $26.2 million of impaired loans for which no impairment was recognized at March 31, 2011.  As highlighted in the table above, approximately $14.9 million of these loans were acquired from Central Jersey.  Any impairment identified at the time of acquisition relating to these loans was reflected as an adjustment to their fair value at that time.

The remaining $11.2 million of loans reported as impaired with no impairment represent those originated or purchased in the secondary market by the Company.  These loans generally reflect the Company’s practice of identifying all “non-homogeneous” loans on nonaccrual status as impaired in acknowledgment of the probable non-receipt of interest accrued in accordance with the loans contractual terms.  Despite the nonaccrual and impaired statuses, however, the individual analyses performed on these loans preclude the recognition of impairment.

The Company’s loans reported above as impaired with no impairment are primarily secured by real estate and, to a lesser degree, other forms of collateral.  As noted earlier, the impairment analyses performed on these loans generally utilize the fair value of the securing collateral, less certain estimated costs, as a measurement proxy for the fair value of the loan as a practical expedient.  Based upon that assumption, at March 31, 2011 the Company would expect to recover the carrying value of its loans identified as impaired without impairment through the liquidation of the collateral.  However, continued deterioration in real estate values could result in the identification of impairment in the future attributable to these loans resulting in additional provisions to the allowance for loan losses.

13.  BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

Service cost	$40	$38	$120	$114
Interest cost	82	90	247	270
Amortization of unrecognized past service
liability	18	17	53	51
Amortization of unrecognized net actuarial
(gain) loss	-	18	(1)	54

Net periodic benefit expense	$140	$163	$419	$489

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At March 31, 2011:
Debt securities available for sale:

Trust preferred securities	$-	$6,351	$1,000	$7,351
U.S. agency securities	-	6,799	-	6,799
Obligations of political subdivisions	-	86,307	-	86,307
Total debt securities	-	99,457	1,000	100,457

Mortgage-backed securities available for sale:

Collateralized mortgage obligations:
Federal National Mortgage Association	-	3,683	-	3,683
Mortgage pass-through securities:
Government National Mortgage Association	-	14,282	-	14,282
Federal Home Loan Mortgage Corporation	-	323,956	-	323,956
Federal National Mortgage Association	-	594,307	-	594,307
Total mortgage-backed securities	-	936,228	-	936,228

Total securities available for sale	$-	$1,035,685	$1,000	$1,036,685

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2010:
Debt securities available for sale:

Trust preferred securities	$-	$5,600	$1,000	$6,600
U.S. agency securities	-	3,942	-	3,942
Obligations of political subdivisions	-	18,955	-	18,955
Total debt securities	-	28,497	1,000	29,497

Mortgage-backed securities available for sale:

Mortgage pass-through securities:
Government National Mortgage Association	-	15,628	-	15,628
Federal Home Loan Mortgage Corporation	-	273,704	-	273,704
Federal National Mortgage Association	-	414,123	-	414,123
Total mortgage-backed securities	-	703,455	-	703,455

Total securities available for sale	$-	$731,952	$1,000	$732,952

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

The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs.  It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028.  Generally management has been unable to obtain a market quote due to a lack of trading activity for this security.  Consequently, the security’s fair value as reported at March 31, 2011 and June 30, 2010 is based upon the present value of its expected future cash flows assuming the security continues to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.  For the nine months ended March 31, 2011, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis.

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At March 31, 2011
Impaired loans	$-	$-	$10,771	$10,771
Real estate owned	-	-	95	95

At June 30, 2010
Impaired loans	$-	$-	$9,781	$9,781
Real estate owned	-	-	37	37

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

At March 31, 2011, impaired loans valued using Level 3 inputs comprised 45 loans with principal balances totaling $16,813,000 and valuation allowances of $6,042,000 reflecting fair values of $10,771,000.  By comparison, at June 30, 2010, impaired loans valued using Level 3 inputs comprised 29 loans with principal balances totaling $14,096,000 and valuation allowances of $4,315,000 reflecting fair values of $9,781,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At March 31, 2011, real estate owned whose carrying value was written down utilizing Level 3 inputs comprised one property with a fair value totaling $95,000.  By comparison, at June 30, 2010 real estate owned whose carrying value was written down utilizing Level 3 inputs included one property totaling $37,000.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at March 31, 2011 and June 30, 2010:

Cash and Cash Equivalents, Interest Receivable and Interest Payable.  The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities.  See the discussion presented on Page 44 concerning assets measured at fair value on a recurring basis.

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

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented on Page 65.

The carrying amounts and estimated fair values of financial instruments are as follows:

	At March 31, 2011		At June 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$208,256	$208,256	$181,422	$181,422
Securities available for sale	100,457	100,457	29,497	29,497
Securities held to maturity	157,733	157,639	255,000	256,914
Loans receivable	1,278,616	1,295,188	1,005,152	1,022,873
Mortgage-backed securities available for sale	936,228	936,228	703,455	703,455
Mortgage-backed securities held to maturity	1,398	1,457	1,700	1,754
Interest receivable	9,730	9,730	8,338	8,338

Financial liabilities:
Deposits (A)	2,140,928	2,150,996	1,623,562	1,632,209
Borrowings	254,930	288,560	210,000	245,491
Interest payable on borrowings	989	989	1,054	1,054

(A) Includes accrued interest payable on deposits of $105,000 and $142,000, respectively, at March 31, 2011 and June 30, 2010.

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

Comparison of Financial Condition at March 31, 2011 and June 30, 2010

General.  Total assets increased $554.1 million to $2.89 billion at March 31, 2011 from $2.34 billion at June 30, 2010.  The increase in total assets was due primarily to the acquisition of Central Jersey during the quarter ended December 31, 2010 which resulted in an increase in the balances of most interest-earning and non-interest-earning assets.  The balances of most interest-bearing and non-interest-

bearing liabilities also increased as a result of the acquisition.    These increases were partially offset by a decline in stockholders’ equity that was not the direct result of the acquisition.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist of interest-earning and noninterest-earning deposits in other banks, increased $26.9 million to $208.3 million at March 31, 2011 from $181.4 million at June 30, 2010.  The increase in short term, liquid assets partly reflects the net cash flows resulting from the Company’s loan and investment originations, purchases and repayments during the nine months ended March 31, 2011 offset by the net cash flows arising from the Company’s deposit, borrowing and capital management activities.  The change in cash and equivalents also reflects the cash flows relating to the acquisition of Central Jersey.  As discussed in greater detail in Note 5 to the consolidated financial statements, the final consideration paid in the transaction totaled $82.1 million which included $70.5 million paid to stockholders of Central Jersey at a price of $7.50 per outstanding share and $11.6 million paid to the U.S. Department of Treasury (“U.S. Treasury”) for the redemption of the 11,300 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and related warrant originally issued by Central Jersey to the U.S. Treasury under the TARP Capital Purchase Plan.  This distribution of cash was partially offset by the acquisition of Central Jersey’s cash and cash equivalents which totaled approximately $57.5 million at the time of acquisition.

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

Securities Available for Sale.  Non-mortgage-backed securities classified as available for sale increased by $71.0 million to $100.5 million at March 31, 2011 from $29.5 million at June 30, 2010.  As discussed in greater detail in Note 5 to the consolidated financial statements, the increase in the portfolio was largely attributable to securities acquired from Central Jersey with fair values of $97.2 million.  These securities included municipal obligations and SBA securities with fair values of $93.3 million and $3.9 million, respectively, at the time of acquisition.  The increase in the portfolio attributable to the acquisition of these securities was partially offset by security repayments during the period.

At March 31, 2011, non-mortgage-backed securities available for sale consisted of $86.3 million of municipal obligations, $6.8 million of SBA pass-through certificates and $7.4 million of single issuer trust preferred securities with amortized costs of $85.7 million, $7.0 million and $8.9 million, respectively.  As discussed in Note 11 to the consolidated financial statements, the issuer’s represented in the Company’s portfolio of municipal securities are limited to New Jersey and Pennsylvania municipalities and their related entities.  The portfolio consists primarily of the general obligations of those municipalities with revenue obligations funding specific projects comprising a significantly smaller portion of the portfolio.

The net unrealized loss for this portfolio decreased to $1.0 million at March 31, 2011 from $1.5 million at June 30, 2010.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at March 31, 2011. (For additional information refer to Note 9 and Note 11 to consolidated financial statements.)

Securities Held to Maturity.  Non-mortgage-backed securities classified as held to maturity decreased to $157.7 million at March 31, 2011 from $255.0 million at June 30, 2010.  The net decrease in the portfolio during the period was attributable, in part, to the full repayment at par of several fixed rate, agency debentures that were called by the issuer prior to maturity and the reinvestment of a portion of those proceeds into similar securities.  As discussed in greater detail in Note 5 to the consolidated financial statements, the net decrease in the portfolio was partially offset by securities acquired from Central Jersey with fair values of $31.7 million.  These securities included U.S. agency securities and municipal obligations with fair values of $30.1 million and $1.6 million, respectively, at the time of acquisition.

At March 31, 2011, non-mortgage-backed securities held to maturity consisted of $154.6 million of U.S. agency debentures and $3.2 million of municipal obligations.  The agency debentures held to maturity are comprised primarily of securities with provisions allowing the issuer to call the security at par prior to maturity.  Municipal obligations held to maturity are primarily comprised of non-rated, short term obligations negotiated directly with local New Jersey municipalities that are also depository customers of the Bank.

The net unrealized loss on this portfolio was $94,000 at March 31, 2011 as compared to an unrealized gain of $1.9 million at June 30, 2010.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at March 31, 2011.  (For additional information refer to Note 10 and Note 11 to consolidated financial statements.)

Loans Receivable and Real Estate Owned.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased $273.5 million to $1.28 billion at March 31, 2011 from $1.01 billion at June 30, 2010.  As discussed in greater detail in Note 5 to the consolidated financial statements, the increase in the portfolio was primarily attributable to the loans acquired from Central Jersey whose fair values totaled $347.7 million at the time of acquisition.  The increase in the portfolio attributable to the acquisition of these loans was partially offset by repayments which outpaced the Company’s other loan originations during the period.

Total residential mortgage loans, including one-to-four family first mortgage loans as well as home equity loans and home equity lines of credit, decreased by $12.0 million to $764.8 million at March 31, 2011 from $776.8 million at June 30, 2010.  The components of the aggregate decrease between comparative periods reflected increases in the balance of both home equity loans and home equity lines of credit which were the predominant form of residential mortgage loans acquired from Central Jersey.  Home equity loans increased by $15.1 million to $116.8 million at March 31, 2011 while home equity lines of credit increased $21.1 million to $32.5 million at that same date.

Partially offsetting these increases was a net reduction in the balance of one-to-four family first mortgage loans which declined by $48.2 million to $615.6 million between the same comparative periods.  The reduction in the balance of one-to-four family, first mortgage loans continues to reflect the effects of diminished demand for such loans in the marketplace arising from challenging economic conditions and declining real estate values which have adversely impacted residential real estate purchase and refinancing activity.

Commercial loans, including mortgage loans on multi-family and nonresidential properties as well as commercial business loans, increased by $275.9 million to $493.3 million at March 31, 2011 from $217.4 million at June 30, 2010.  The growth in commercial loans was largely attributable to the acquisition of Central Jersey whose commercial loans comprised a large majority of its loan portfolio at the time of acquisition.  Similarly, the Company’s balance of construction loans increased by $12.5 million to $27.2 million primarily reflecting the acquisition of such loans from Central Jersey, less applicable loan repayments.

Finally, other loans, primarily comprising account loans and deposit account overdraft lines of credit, increased by $1.0 million to $5.3 million at March 31, 2011.  As above, the growth in other loans primarily reflected the acquisition of consumer loans from Central Jersey which include both secured and unsecured consumer loans.

At March 31, 2011, non-performing assets totaled $43.0 million or 1.49% of total assets and comprised nonperforming loans totaling $41.5 million, or 3.22% of total loans, plus five REO properties totaling $1.5 million.  The balance of nonperforming assets at March 31, 2011 included loans with outstanding balances of $12.4 million, net of fair value adjustments, and three REO properties totaling $1.2 million that were acquired from Central Jersey.  By comparison, at June 30, 2010 non-performing assets totaled $21.7 million or 0.93% of total assets and comprised nonperforming loans totaling $21.6 million, or 2.13% of total loans, plus two REO properties totaling $146,000.

The reported increase in nonperforming loans between periods included the addition of one $4.0 million secured interest-only commercial business loan originally acquired from Central Jersey that was 90 days past maturity at March 31, 2011.  The loan continued to make interest payments at the contractual rate from its original maturity date of January 1, 2011 through March 31, 2011 and was refinanced into a fully amortizing loan at current market terms effective April 1, 2011 at which time the loan returned to performing status.

Note 12 to the consolidated financial statements presents a tabular overview of the metrics used by the Company to measure, monitor and report on the quality of its loan portfolios including the loans originated and purchased by the Company and those separately acquired at fair value.  For each portfolio, the presentation summarizes the outstanding balance of the applicable loans by classification, contractual payment status, performance status and impairment status.  Each of the tables presents outstanding loan balances grouped into the primary categories used by the Company to evaluate credit risk including: residential mortgage loans, commercial mortgage loans, construction loans, commercial business loans, home equity loans, home equity lines of credit and other consumer loans.  The presentation includes a narrative overview of the Company’s allowance for loan loss calculation methodology coupled with a tabular presentation of the Company’s allowance for loan loss and related outstanding loan balances by risk category at March 31, 2011.

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale, all of which are government agency pass-through certificates and collateralized mortgage obligations (“CMOs”), increased $232.7 million to $936.2 million at March 31, 2011 from $703.5 million at June 30, 2010.  The net increase reflected, in part, the addition of mortgage-backed securities with fair values of $34.4 million acquired from Central Jersey.  The remainder of the increase in the portfolio primarily reflected the Company’s purchases of mortgage-backed securities separate from the acquisition, net of repayments, during the nine months ended March 31, 2011.  The change in the portfolio between comparative periods also reflected a decline in the unrealized gain within the portfolio of $13.2 million to $16.8 million at March 31, 2011 from $30.0 million at June 30, 2010.

Securities purchased for the portfolio were predominantly fixed rate securities with original maturities of 10 and 15 years.  Additionally, the Bank purchased $16.2 million of 30 year, fixed rate issues during the nine months ended March 31, 2011 that are eligible to meet the Community Reinvestment Act investment test.  Based on its evaluation, management concluded that no other-than temporary impairment was present within this segment of the investment portfolio at March 31, 2011.  (For additional information refer to Note 9 and Note 11 to consolidated financial statements.)

Mortgage-backed Securities Held to Maturity.   Mortgage-backed securities held to maturity decreased $302,000 to $1.4 million at March 31, 2011 from $1.7 million at June 30, 2010 attributable to principal repayments and security sales during the period.  At March 31, 2011, the balance of mortgage-backed securities held to maturity includes both pass-through certificates and CMOs.

As noted earlier, during the quarter ended March 31, 2011 the Company sold its impaired, non-agency collateralized mortgage obligations whose credit-ratings had fallen below investment grade thereby recognizing sale proceeds and losses totaling $34,000 and $28,000, respectively.  These securities were originally acquired as investment grade securities upon the in-kind redemption of the Bank’s interest in the AMF Ultra Short Mortgage Fund during the first quarter of fiscal 2009.  The ratings of these securities subsequently declined below investment grade resulting in their eligibility for sale from the held-to-maturity portfolio during quarter ended March 31, 2011.

  As of March 31, 2011, the Company’s remaining portfolio of non-agency CMOs totaled 12 securities with a total book value of approximately $208,000 while the remainder of the held to maturity mortgage-backed securities portfolio was comprised of government agency mortgage pass-through securities and collateralized mortgage obligations.  Based on its evaluation, management concluded that no other-than-temporary impairment was present within this segment of the investment portfolio at March 31, 2011.  (For additional information refer to Notes 10 and 11 to consolidated financial statements.)

Other Assets.  The increase in the balances of the Company’s remaining asset categories from June 30, 2010 to March 31, 2011 largely reflected additions resulting from the acquisition of Central Jersey.  The additions to premises and equipment, Federal Home Loan Bank stock, accrued interest receivable, goodwill, bank owned life insurance, net deferred income tax assets, where applicable, and other assets resulting from the acquisition are summarized in Note 5 to the consolidated financial statements.

Deposits.  Deposits increased $517.4 million to $2.14 billion at March 31, 2011 from $1.62 billion at June 30, 2010.  Growth was reported across all categories of deposits and was attributable to organic growth in deposits as well as increases attributable to the acquisition of Central Jersey.  The fair value of deposits acquired from Central Jersey totaled $476.8 million at the time of acquisition.

For the nine months ended March 31, 2011, non-interest-bearing demand deposits increased $79.4 million to $133.1 million, interest-bearing demand deposits increased $190.7 million to $446.8 million, savings deposits increased $64.4 million to $398.6 million and certificates of deposit increased $182.9 million to $1.16 billion.

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

Borrowings.  The outstanding balance of the Company’s borrowings increased by $44.9 million to $254.9 million at March 31, 2011 from $210.0 million at June 30, 2010.  The reported increase reflected the acquisition of borrowings from Central Jersey with total fair values of $54.2 million at the time of acquisition.  The borrowings acquired, including fair value adjustments, included advances from the Federal Home Loan Bank of New York totaling $11.6 million and outstanding overnight “sweep account” balances linked to customer demand deposits totaling $37.5 million at the time of acquisition.  Overnight sweep account balances increased to $38.3 million at March 31, 2011.

Acquired borrowings also included outstanding subordinated debt totaling $5.2 million relating to the Central Jersey’s prior issuance of trust preferred securities which remained outstanding at March 31, 2011.  In April 2011, the Company paid off the subordinated debt at par by calling the trust preferred securities in accordance with the terms of the securities agreements.

The increase in borrowings attributable to the factors noted above was partially offset by the repayment of a $10.0 million advance during the quarter ended March 31, 2011.

Stockholders’ Equity.  During the nine months ended March 31, 2011, stockholders’ equity decreased $6.6 million to $479.3 million from $485.9 million at June 30, 2010.  The decrease was largely attributable to a decline in the unrealized gain in the available for sale securities portfolios which was the largest contributor to the $7.6 million decline in accumulated other comprehensive income.  The decline in stockholders’ equity also reflected a $3.3 million increase in treasury stock resulting from the repurchase of 368,800 shares of the Company’s common stock during the first three months of fiscal 2011 as well as a $2.4 million cash dividend to minority shareholders.  Partially offsetting these factors was net income for the period of $4.0 million as well as other increases to stockholders’ equity attributable to benefit plan related adjustments and ESOP shares earned.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010

General.  The Company reported net income of $2.7 million for the three months ended March 31, 2011 or $0.04 per diluted share; an increase of $824,000 compared to net income of $1.9 million, or $0.03 per diluted share for the three months ended March 31, 2010.  The increase in net income between comparative quarters was primarily attributable to the Company’s acquisition of Central Jersey which was completed on November 30, 2010 and resulted in increases to net interest income and non-interest income that were partially offset by an increase in non-interest expense.  The aggregate increase in net income attributable to these factors was partially offset by an increase in the provision for loan losses.  In total, these factors resulted in an overall increase in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the three months ended March 31, 2011 was $18.5 million, an increase of $3.7 million from $14.8 million for the three months ended March 31, 2010.  The increase in net interest income between the comparative periods resulted from an increase in interest income coupled with a concurrent decrease in interest expense.  In general, the increase in interest income was primarily attributable to comparative increases in the overall average balance of interest-earning assets that were partially offset by  an overall decrease in their yield between comparative periods.  The decrease in interest expense reflected a continued decline in the cost of deposits.  Such declines resulted from the downward re-pricing of certificates of deposit as well as reductions in the rates paid on non-maturity deposits.  The decline in the rates paid more than offset the additional interest expense resulting from an increase in the average balance of interest-bearing deposits.

As a result of these factors, the Company’s net interest rate spread increased five basis points to 2.60% for the three months ended March 31, 2011 from 2.55% for the three months ended March 31, 2010.  The increase in the net interest rate spread reflected a 64 basis point decrease in the cost of interest-bearing liabilities to 1.41% from 2.05% that was partially offset by a decline in the yield on earning assets of 59 basis points to 4.01% from 4.60% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the increase in net interest rate spread were also reflected in the Company’s net interest margin.  However, their effects were more than offset by other factors resulting in an 11 basis points decline in the Company’s net interest margin to 2.81% for the three months ended March 31, 2011 from 2.92% for the three months ended March 31, 2010.  The offsetting factors resulting in the decline in net interest margin include the foregone interest income associated with use of earning assets to fund the Company’s share repurchase programs and an overall increase in non-interest earning assets such as goodwill.  For the three months ended March 31, 2011, the average balance of treasury stock increased $8.7 million to $58.1 million from $49.4 million for the three months ended March 31, 2010.  For those same comparative periods, the Company’s average balance of goodwill increased by $26.2 million to $108.5 million from $82.3 million.  The reported increase in the average balance of goodwill resulted from the acquisition of Central Jersey.

Interest Income.  Total interest income increased $3.1 million to $26.4 million for the three months ended March 31, 2011 from $23.3 million for the three months ended March 31, 2010.  As noted above, the increase in interest income reflected a $611.3 million increase in the average balance of interest-earning assets to $2.63 billion for the three months ended March 31, 2011 from $2.02 billion for the three months ended March 31, 2010.  The increase to interest income resulting from the higher average balance of interest-earning assets was partially offset by a 59 basis point decline in their average yield to 4.01% from 4.60% for those same comparative periods.

Interest income from loans increased $3.0 million to $17.4 million for the three months ended March 31, 2011 from $14.4 million for the three months ended March 31, 2010.  The increase in interest income on loans was attributable to an increase in their average balance that was partially offset by a decline in their average yield.

  The average balance of loans increased by $285.3 million to $1.30 billion for the three months ended March 31, 2011 from $1.02 billion for the three months ended March 31, 2010.  The reported increase in the average balance of loans included a $734,000 increase in the average balance of residential mortgage loans to $777.8 million for the three months ended March 31, 2011 from $777.1 million for the three months ended March 31, 2010.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit. The modest increase in the average balance of residential mortgage loans reflected the addition of loans acquired from Central Jersey.  However, that growth was largely offset by other net reductions in the portfolio resulting from diminished residential loan demand by qualified borrowers coupled with the Company’s disciplined pricing for such loans in the face of aggressive pricing in the marketplace for certain loan products.

By contrast, the Company reported a net increase of $288.1 million in the average aggregate balance of commercial loans to $509.4 million from $221.3 million for those same comparative periods.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.  The increase largely reflects the Company’s acquisition of Central Jersey and, to a lesser degree, the organic growth resulting from its long-term expanded strategic emphasis in commercial lending.

The increase in interest income on loans attributable to the increase in their average balances was partially offset by a decrease in their average yields which declined 33 basis points to 5.34% for the three months ended March 31, 2011 from 5.67% for the three months ended March 31, 2010.  The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans.

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

Interest income from mortgage-backed securities decreased $361,000 to $7.1 million for the three months ended March 31, 2011 from $7.5 million for the three months ended March 31, 2010.  The decrease in interest income reflected a decrease in the average yield on mortgage-backed securities that was partially offset by an increase in their average balance.  The average yield on mortgage-backed securities declined 98 basis points to 3.36% for the three months ended March 31, 2011 from 4.34% for the three months ended March 31, 2010.  For those same comparative periods, the average balance of the securities increased $157.8 million to $846.9 million from $689.1 million.

The increase in the average balance of mortgage-backed securities reflects, in part, security purchases that have outpaced the level of principal repayments and security sales.  However, the increase in the average balance of mortgage-backed securities also reflects the addition of securities resulting from the acquisition of Central Jersey.

The reduction in the overall yield of the mortgage-backed securities portfolio is attributable to many of the same factors affecting the yield on the Company’s loan portfolio.  That is, lower market interest rates have continued to provide a “rate reduction” refinancing incentive to mortgagors resulting in the pay off of comparatively higher rate mortgage loans underlying the Company’s mortgage-backed securities which have been replaced by lower yield securities.  Additionally, the yields on mortgage- backed securities acquired from Central Jersey reflect their acquisition at fair value and the ongoing recognition of interest income at yields that reflect the historically low interest rates prevalent in the marketplace at the time of acquisition.

Interest income from non-mortgage-backed securities increased $479,000 to $1.6 million for the three months ended March 31, 2011 from $1.1 million for the three months ended March 31, 2010.  The increase in interest income reflected an increase in the average balance of non-mortgage-backed securities partially offset by a decline in their average yield.  The average balance of these securities increased $176.7 million to $336.8 million for the three months ended March 31, 2011 from $160.1 million for the three months ended March 31, 2010.  For those same comparative periods, the average yield on non-mortgage-backed securities decreased by 93 basis points to 1.93% from 2.86%.

The increase in the average balance of non-mortgage backed securities was partly attributable to a $90.2 million increase in the average balance of taxable securities to $232.1 million during the three months ended March 31, 2011 from $141.9 million for the three months ended March 31, 2010.  For those same comparative periods, the average balance of tax-exempt securities increased by $86.6 million to $104.7 million from $18.1 million.  The net change in the average yield on non-mortgage backed securities reflected a decrease of 66 basis points in the yield of taxable securities to 2.12% during the three months ended March 31, 2011 from 2.78% during the three months ended March 31, 2010 while the average yield on tax-exempt securities declined 197 basis points to 1.50% from 3.47%.

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

Interest income from other interest-earning assets increased $59,000 to $275,000 for the three months ended March 31, 2011 from $216,000 for the three months ended March 31, 2010.  The increase in interest income was primarily attributable to an increase in the average yield of other interest-earning assets that was partially offset by a decline in their average balance.  The average yield on other interest-earning assets increased 19 basis points to 0.75% for the three months ended March 31, 2011 from 0.56% for the three months ended March 31, 2010.  For those same comparative periods, the average balance of other interest-earning assets decreased by $8.6 million to $146.4 million from $155.0 million.

Interest Expense.  Total interest expense decreased $580,000 to $7.9 million for the three months ended March 31, 2011 from $8.5 million for the three months ended March 31, 2010.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 64 basis points to 1.41% for the three months ended March 31, 2011 from 2.05% for the three months ended March 31, 2010.  The decrease in the average cost was partially offset by an increase in the average balance of interest-bearing liabilities of $590.1 million to $2.3 billion from $1.7 billion for the same comparative period.

Interest expense attributed to deposits decreased $608,000 to $5.9 million for the three months ended March 31, 2011 from $6.5 million for the three months ended March 31, 2010.  The decrease in interest expense was attributable to a decline in the average cost of deposits that was partially offset by an increase in their average balance.

  The cost of interest-bearing deposits declined by 61 basis points to 1.17% for the three months ended March 31, 2011 from 1.78% for the three months ended March 31, 2010.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For those comparative periods, average cost of interest-bearing checking accounts decreased by 28 basis points to 0.85% from 1.13%, the average cost of savings accounts decreased 53 basis points to 0.48% from 1.01% while the average cost of certificates of deposit declined 66 basis points to 1.53% from 2.19%.

The decrease in the average cost was partially offset by a $548.2 million increase in the average balance of interest-bearing deposits to $2.00 billion for the three months ended March 31, 2011 from $1.46 billion for the three months ended March 31, 2010.  The reported increase in the average balance was represented across all categories of interest-bearing deposits and reflected the Company’s acquisition of Central Jersey coupled with its strategic efforts to increase its organic deposit base.  For those same comparative periods, the average balance of interest-bearing checking accounts increased $248.5 million to $449.1 million from $200.6 million, the average balance of savings accounts increased $75.2 million to $394.4 million from $319.2 million and the average balance of certificates of deposit increased $224.4 million to $1.16 billion from $935.7 million.

Interest expense attributed to borrowings increased by $26,000 to $2.1 million for the three months ended March 31, 2011 from $2.0 million for the three months ended March 31, 2010.  The increase in interest expense on borrowings reflected a $42.0 million increase in the average balance of borrowings to $252.0 million for the three months ended March 31, 2011 from $210.0 million for the three months ended March 31, 2010.  The increase in interest expense attributable to the increase in average balance was partially offset by a decline in their average cost.  For those same comparative periods, the cost of borrowings declined 61 basis points to 3.26% from 3.87%.

The components of the increase in the average balance of borrowings includes a $2.8 million increase in the average balance of FHLB advances to $212.8 million for the three months ended March 31, 2011 from $210.0 million for the three months ended March 31, 2010.  The increase in the average balance of borrowings also reflects the average balances of other borrowings totaling $39.2 million during the three months ended March 31, 2011.  Other borrowings include depositor sweep accounts and subordinated debt assumed from Central Jersey for which no comparable balances were maintained by the Company during the earlier comparative period.

Provision for Loan Losses.  The provision for loan losses increased $500,000 to $1.4 million for the three months ended March 31, 2011 from $891,000 for the three months ended March 31, 2010.  The provision in the current period reflected changes in the Company’s methodology for measuring the impairment associated with collateral dependent loans.  In measuring the impairment associated with such loans, the fair value of the real estate collateralizing the loan is generally used as a measurement proxy for that of the impaired loan itself as a practical expedient.  Such values are generally determined based upon a discounted market value obtained through an automated valuation module or prepared by a qualified, independent real estate appraiser.

As supported by accounting and regulatory guidance, the Company has traditionally reduced the fair value of the collateral by estimated selling costs, such as real estate brokerage commissions, to measure impairment when such costs are expected to reduce the cash flows available to repay the loan.  During the current quarter, the Company expanded the scope of such costs to also include, where applicable, estimated foreclosure and repossession costs, collateral carrying costs such as real estate taxes and insurance, and various title transfer and insurance fees.

The Company estimates that consideration of these additional estimated costs in its allowance for loan loss calculation methodology increased the provision for loan losses recognized during the quarter ended March 31, 2011 by approximately $1.1 million.  While the revised methodology was applied to all impaired, collateral dependent loans, the increases in estimated impairments and resulting additions to specific valuation allowances were largely attributable to the impaired residential mortgage loans originally acquired from Countrywide Home Loans, Inc.  Such loans continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP where the collections and foreclosure processes have been subjected to extended delays.

In addition to the increases noted above, the provision also reflected net increases to balances of general valuation allowances attributable to the application of historical and environmental loss factors to the remaining non-impaired portion of the loan portfolio in accordance with the Company’s allowance for loan loss calculation methodology.

Non-Interest Income.  Total non-interest income increased $547,000 to $1.1 million for the three months ended March 31, 2011 from $510,000 for the three months ended March 31, 2010.  The increase in noninterest income included increases in loan-related, deposit-related and branch/ATM-related fees and charges totaling $414,000, coupled with an increase in income from bank owned life insurance totaling $54,000, that were largely attributable to the acquisition of Central Jersey and the recognition of non-interest income originating through the CJB Division.  These increases were augmented by the recognition of $35,000 in gain on sale of loans originated through the CJB Division during the quarter ended March 31, 2011 for which no such income was recognized during the earlier comparative quarter.

The net increase in noninterest income noted above was further augmented by the absence in the current period of other-than-temporary impairment charges as compared to $53,000 of such charges relating to non-investment grade, non-agency CMOs that were recorded during the earlier comparative quarter.  However, the Company did recognize a $28,000 loss on sale of securities during the quarter ended March 31, 2011 attributable to the sale of a small portion of non-agency collateralized mortgage obligations whose credit ratings had deteriorated below investment grade.

Non-Interest Expenses.  Non-interest expenses increased $3.3 million to $14.5 million for the three months ended March 31, 2011 from $11.2 million for the three months ended March 31, 2010.  The increase in non-interest expense included the recognition of $225,000 in merger-related expenses during the quarter ended March 31, 2011 for which no such expenses were recognized during the earlier comparative period.  The residual merger-related costs recognized during the current period included legal, audit and accounting and other professional and service provider fees.

In addition to the increase in merger-related expenses, the increase in operating expenses between these comparative periods also reflected increases in other non-interest expenses that were attributable, in varying degrees, to the integration and ongoing operation of the CJB Division for the full quarter ended March 31, 2011.

Salaries and employee benefits increased by $1.3 million to $8.1 million from $6.8 million reflecting increases in salaries, benefits and payroll tax expenses.  These increases were largely attributable to the staffing additions resulting from the acquisition of Central Jersey coupled with other increases in compensation and health care costs.  These increases were partially offset by reductions in ESOP expense resulting from declines in the Company’s stock price and a reduction in stock benefit plan expenses resulting from the completed vesting and related expensing of such benefits for officers during the quarter ended December 31, 2010.

 Net occupancy expense of premises increased by $671,000 to $1.8 million for the three months ended March 31, 2011 from $1.2 million for the three months ended March 31, 2010 while equipment and system expense increased $599,000 to $1.7 million from $1.1 million for those same comparative periods.  The increase in these expenses largely reflects the Company’s additional facilities, equipment and systems-related costs of integrating and operating the CJB Division for the full quarter ended March 31, 2011.

For the comparative periods noted, advertising and marketing expenses increased by $41,000 to $252,000 from $211,000.  The increases reflected advertising costs associated with the CJB Division as well as increases in other advertising and marketing expenditures for the period.

Federal deposit insurance premium expense increased by $494,000 to $861,000 from $367,000 reflecting the combined effects of several factors including the additional insurance costs relating to the deposits acquired from Central Jersey and the continued organic growth in the Bank’s balance of insurable deposits coupled with a comparative increase in the premium rates charged by the FDIC per dollar of insurable deposit.

Finally, miscellaneous expenses increased by $322,000 to $1.3 million from $1.0 million for the comparative periods noted reflecting net increases in general and administrative costs, a portion of which were attributable to the ongoing operation of the CJB Division.

Partially offsetting these increases was a $385,000 reduction in director compensation expense to $174,000 from $559,000 primarily attributable to a decline in stock benefit plan expenses resulting from the completed vesting and related expensing of such benefits for directors during the quarter ended December 31, 2010.

Provision for Income Taxes.  The provision for income taxes decreased $326,000 to $998,000 for the three months ended March 31, 2011 from $1.3 million for the three months ended March 31, 2010.

The variance in income taxes between comparative quarters was attributable, in part, to underlying differences in pre-tax income coupled with an increase in tax favored sources of income from muicipal obligations and bank owned life isurance attributable to the acquisition of Central Jersey.  The variance also reflects other adjustments to estimated accruals including, but not limited to, a $173,000 reduction of expense associated with finalizing the income tax returns for the prior year.  The Company’s effective tax rate during the three months ended March 31, 2011 was 27.1% in comparison to the 41.5% reported for the three months ended March 31, 2010.

Comparison of Operating Results for the Nine Months Ended March 31, 2011 and March 31, 2010

General.  The Company reported net income of $4.0 million for the nine months ended March 31, 2011 or $0.06 per diluted share; a decrease of $782,000 compared to $4.8 million, or $0.07 per diluted share for the nine months ended March 31, 2010.  The decrease in net income between comparative periods was primarily attributable to an increase in noninterest expense, including merger-related expenses, attributable to the Company’s acquisition of Central Jersey which was completed on November 30, 2010 and an increase in the provision for loan losses.  These factors were partially offset by comparative increases in net interest income and non-interest income.  In total, these factors resulted in an overall decrease in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the nine months ended March 31, 2011 was $48.9 million, an increase of $6.5 million from $42.4 million for the nine months ended March 31, 2010.  The increase in net interest income between the comparative periods resulted from a decrease in interest expense coupled with a concurrent increase in interest income.  In general, the decrease in interest expense reflected a continued decline in the cost of deposits.  Such declines resulted from the downward re-pricing of certificates of deposit as well as reductions in the rates paid on non-maturity deposits.  The decline in the rates paid more than offset the additional interest expense resulting from an increase in the average balance of interest-bearing deposits.  The increase in interest income was primarily attributable to comparative increases in the overall average balance of interest-earning assets coupled with reallocations within interest-earning assets from lower yielding categories, such as other interest-earning assets, to higher yielding categories, such as loans and mortgage-backed and non-mortgage-backed securities.  These factors more than offset the reduction in interest income resulting from an overall decrease in the yield on interest-earning assets between comparative periods.

As a result of these factors, the Company’s net interest rate spread increased five basis points to 2.51% for the nine months ended March 31, 2011 from 2.46% for the nine months ended March 31, 2011.  The increase in the net interest rate spread reflected a 64 basis point decline in the cost of interest-bearing liabilities to 1.62% from 2.26% that was partially offset by a decrease in the yield on earning assets of 59 basis points to 4.13% from 4.72% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the increase in net interest rate spread were also reflected in the Company’s net interest margin.  However, their effects were more than offset by other factors resulting in a 11 basis points decline in the Company’s net interest margin to 2.75% for the nine months ended March 31, 2011 from 2.86% for the nine months ended March 31, 2010.  The offsetting factors resulting in the decline in net interest margin include the foregone interest income associated with use of earning assets to fund the Company’s share repurchase programs and an overall increase in non-interest earning assets such as goodwill.  For the nine months ended March 31, 2011, the average balance of treasury stock increased $9.6 million to $57.5 million from $47.9 million for the nine months ended March 31, 2010.  For those same comparative periods, the Company’s average balance of goodwill increased by $11.6 million to $93.9 million from $82.3 million.  The reported increase in the average balance of goodwill resulted from the acquisition of Central Jersey.

Interest Income.  Total interest income increased $3.3 million to $73.4 million for the nine months ended March 31, 2011 from $70.1 million for the nine months ended March 31, 2010.  As noted above, the increase in interest income reflected a $391.4 million increase in the average balance of interest-earning assets to $2.37 billion for the nine months ended March 31, 2011 from $1.98 billion for the nine months ended March 31, 2010.  The increase to interest income resulting from the higher average balance of interest-earning assets was partially offset by a 59 basis point decline in their average yield to 4.13% from 4.72% for those same comparative periods.

Interest income from loans increased $2.0 million to $46.1 million for the nine months ended March 31, 2011 from $44.1 million for the nine months ended March 31, 2010.  The increase in interest income was attributable to a decline in the average yield on loans that was partially offset by an increase in their average balance.

  The average yield on loans decreased by 26 basis points to 5.40% for the nine months ended March 31, 2011 from 5.66% for the nine months ended March 31, 2010.  The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans.

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

  The impact on interest income resulting from the decline in average yield on loans was partially offset by an increase in their average balance.  The average balance of loans increased by $100.0 million to $1.14 billion for the nine months ended March 31, 2011 from $1.04 billion for the nine months ended March 31, 2010.

Within the reported increase in the average balance of loans, the Company reported a $29.5 million reduction in the average balance of residential mortgage loans to $768.7 million for the nine months ended March 31, 2011 from $798.2 million for the nine months ended March 31, 2010.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit. As noted earlier, the decline reflected the continued diminished residential loan demand by qualified borrowers coupled with the Company’s disciplined pricing for such loans in the face of aggressive pricing in the marketplace for certain loan products.

By contrast, the Company reported a net increase of $132.6 million in the average aggregate balance of commercial loans to $352.5 million from $219.9 million for those same comparative periods.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.  The increase largely reflects the Company’s acquisition of Central Jersey and, to a lesser degree, the organic growth resulting from its long-term expanded strategic emphasis in commercial lending.

Interest income from mortgage-backed securities decreased $1.6 million to $21.8 million for the nine months ended March 31, 2011 from $23.4 million for the nine months ended March 31, 2010.  The decrease in interest income reflected a decrease in the average yield on mortgage-backed securities that was partially offset by an increase in their average balance.  The average yield on mortgage-backed securities declined 98 basis points to 3.58% for the nine months ended March 31, 2011 from 4.56% for the nine months ended March 31, 2010.  For those same comparative periods, the average balance of the securities increased $128.6 million to $812.2 million from $683.6 million.

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

Interest income from non-mortgage-backed securities increased $2.8 million to $4.8 million for the nine months ended March 31, 2011 from $2.0 million for the nine months ended March 31, 2010.  The increase in interest income reflected an increase in the average balance of non-mortgage-backed securities partially offset by a decline in their average yield.  The average balance of these securities increased $217.6 million to $305.0 million for the nine months ended March 31, 2011 from $87.4 million for the nine months ended March 31, 2010.  For those same comparative periods, the average yield on non-mortgage-backed securities decreased by 91 basis point to 2.10% from 3.01%.

The increase in the average balance of non-mortgage backed securities was partly attributable to a $178.4 million increase in the average balance of taxable securities to $247.7 million during the nine months ended March 31, 2011 from $69.3 million for the nine months ended March 31, 2010.  For those same comparative periods, the average balance of tax-exempt securities increased by $39.2 million to $57.3 million from $18.1 million.  The net change in the average yield on non-mortgage backed securities reflected a decrease of 73 basis points in the yield of taxable securities to 2.16% during the nine months ended March 31, 2011 from 2.89% during the nine months ended March 31, 2010 while the average yield on tax-exempt securities declined 165 basis points to 1.83% from 3.48%.

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

Interest income from other interest-earning assets increased $34,000 to $695,000 for the nine months ended March 31, 2011 from $661,000 for the nine months ended March 31, 2010.  The increase in interest income was attributable to an increase in the average yield on other interest-earning assets that was partially offset by a decrease in their average balance.  The average balance of other interest-earning assets decreased by $54.9 million to $115.8 million for the nine months ended March 31, 2011 from $170.7 million for the nine months ended March 31, 2010. For those same comparative periods, the average yield on other interest-earning assets increased by 28 basis points to 0.80% from 0.52%.

Interest Expense.  Total interest expense decreased $3.2 million to $24.5 million for the nine months ended March 31, 2011 from $27.7 million for the nine months ended March 31, 2010.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 64 basis points to 1.62% for the nine months ended March 31, 2010 from 2.26% for the nine months ended March 31, 2010.  The decrease in the average cost was partially offset by an increase in the average balance of interest-bearing liabilities of $384.2 million to $2.02 billion from $1.63 billion for the same comparative periods.

Interest expense attributed to deposits decreased $3.3 million to $18.2 million for the nine months ended March 31, 2011 from $21.5 million for the nine months ended March 31, 2010.  The decrease in interest expense was attributable to a decline in the average cost of deposits that was partially offset by an increase in their average balance.

  The cost of interest-bearing deposits declined by 65 basis points to 1.36% for the nine months ended March 31, 2011 from 2.01% for the nine months ended March 31, 2010.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For those comparative periods, average cost of interest-bearing checking accounts decreased by 19 basis points to 0.95% from 1.14%, the average cost of savings accounts decreased 40 basis points to 0.63% from 1.03% while the average cost of certificates of deposit declined 77 basis points to 1.75% from 2.52%.

The decrease in the average cost was partially offset by a $357.7 million increase in the average balance of interest-bearing deposits to $1.78 billion for the nine months ended March 31, 2011 from $1.42 billion for the nine months ended March 31, 2010.  The reported increase in the average balance was represented across all categories of interest-bearing deposits and reflected the Company’s acquisition of Central Jersey coupled with its strategic efforts to increase its organic deposit base.  For those same comparative periods, the average balance of interest-bearing checking accounts increased $169.9 million to $355.6 million from $185.7 million, the average balance of savings accounts increased $51.3 million to $362.4 million from $311.1 million and the average balance of certificates of deposit increased $136.6 million to $1.06 billion from $926.3 million.

Interest expense attributed to borrowings increased by $97,000 to $6.3 million for the nine months ended March 31, 2011 from $6.2 million for the nine months ended March 31, 2010.  The increase in interest expense on borrowings reflected a $26.5 million increase in the average balance of borrowings to $236.5 million for the nine months ended March 31, 2011 from $210.0 million for the nine months ended March 31, 2010.  The increase in interest expense attributable to the increase in average balance was partially offset by a decline in their average cost.  For those same comparative periods, the cost of borrowings declined 38 basis points to 3.54% from 3.92%.

The components of the increase in the average balance of borrowings includes a $9.0 million increase in the average balance of FHLB advances to $219.0 million for the nine months ended March 31, 2011 from $210.0 million for the nine months ended March 31, 2010.  The increase in the average balance of borrowings also reflects the average balances of other borrowings totaling $17.5 million during the nine months ended March 31, 2011.  Other borrowings include depositor sweep accounts and subordinated debt assumed from Central Jersey for which no comparable balances were maintained by the Company during the earlier comparative period.

Provision for Loan Losses.  The provision for loan losses increased $1.1 million to $3.5 million for the nine months ended March 31, 2011 from $2.4 million for the nine months ended March 31, 2010.  In addition to provisions resulting from the overall increase in the level of impaired loans during the nine months ended March 31, 2011, the provision in the current period reflected changes in the Company’s methodology for measuring the impairment associated with collateral dependent loans.  In measuring the impairment associated with such loans, the fair value of the real estate collateralizing the loan is generally used as a measurement proxy for that of the impaired loan itself as a practical expedient.  Such values are generally determined based upon a discounted market value obtained through an automated valuation module or prepared by a qualified, independent real estate appraiser.

As supported by accounting and regulatory guidance, the Company has traditionally reduced the fair value of the collateral by estimated selling costs, such as real estate brokerage commissions, to measure impairment when such costs are expected to reduce the cash flows available to repay the loan.  During the current quarter, the Company expanded the scope of such costs to also include, where applicable, estimated foreclosure and repossession costs, collateral carrying costs such as real estate taxes and insurance, and various title transfer and insurance fees.

The Company estimates that consideration of these additional estimated costs in its allowance for loan loss calculation methodology increased the provision for loan losses recognized during the quarter ended March 31, 2011 by approximately $1.1 million.  While the revised methodology was applied to all impaired, collateral dependent loans, the increases in estimated impairments and resulting additions to specific valuation allowances were largely attributable to the impaired residential mortgage loans originally acquired from Countrywide Home Loans, Inc.  Such loans continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP where the collections and foreclosure processes have been subjected to extended delays.

In addition to the increases noted above, the provision also reflected net increases to balances of general valuation allowances attributable to the application of historical and environmental loss factors to the remaining non-impaired portion of the loan portfolio in accordance with the Company’s allowance for loan loss calculation methodology.

Non-Interest Income.  Total non-interest income increased $917,000 to $2.5 million for the nine months ended March 31, 2011 from $1.5 million for the nine months ended March 31, 2010.  The increase in noninterest income included increases in loan-related, deposit-related and branch/ATM-related fees, charges and miscellaneous income totaling $598,000, coupled with an increase in income from bank owned life insurance totaling $112,000, that were largely attributable to the acquisition of Central Jersey and the recognition of non-interest income originating through the CJB Division.  These increases were augmented by the recognition of $47,000 in gain on sale of loans originated through the CJB Division during the current period for which no such income was recognized during the earlier comparative period.

The net increase in noninterest income noted above was further augmented by the absence in the current period of other-than-temporary impairment charges compared to $206,000 of such charges relating to non-investment grade, non-agency CMOs that were recorded during the earlier comparative period.  However, the Company did recognize a $28,000 loss on sale of securities during the current period attributable to the sale of a small portion of non-agency collateralized mortgage obligations whose credit ratings had deteriorated below investment grade.  The noted increases in noninterest income were also partially offset by an increase in net expenses of $32,000 relating to the operation and sale of real estate owned.

Non-Interest Expenses.  Non-interest expenses increased $8.1 million to $41.5 million for the nine months ended March 31, 2011 from $33.4 million for the nine months ended March 31, 2010.  The increase in non-interest expense was attributable, in part, to the acquisition of Central Jersey and the resulting recognition of $3.4 million of non-recurring merger-related expenses during the nine months ended March 31, 2011 for which no such expenses were recognized during the earlier comparative period.  Merger-related expenses included legal, investment banking and other professional service fees as well as employment and service provider severance charges.

In addition to the increase in merger-related expenses, the increase in operating expenses between the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 also reflected increases in other non-interest expenses that were attributable, in varying degrees, to the integration and ongoing operation of the CJB Division since the acquisition closing date of November 30, 2010.

Salaries and employee benefits increased by $2.3 million to $22.4 million from $20.1 million reflecting increases in salaries, benefits and payroll tax expenses.  These increases were partly attributable to the staffing additions resulting from the acquisition of Central Jersey coupled with other increases in compensation and health care costs.  These increases were partially offset by reductions in ESOP expense resulting from declines in the Company’s stock price and a reduction in employee stock benefit plan expenses resulting from the completed vesting and related expensing of such benefits for officers during the quarter ended December 31, 2010.

 Net occupancy expense of premises increased by $867,000 to $4.0 million for the nine months ended March 31, 2011 from $3.2 million for the nine months ended March 31, 2010 while equipment and system expense increased $972,000 to $4.3 million from $3.3 million for those same comparative periods.  The increase in these expenses reflects, in part, the Company’s additional facilities, equipment and systems-related costs of integrating and operating the CJB Division since the acquisition closing date of November 30, 2010.

For the comparative periods noted, advertising and marketing expenses increased by $117,000 to $768,000 from $651,000.  The increases reflected advertising costs associated with the CJB Division as well as increases in other advertising and marketing expenditures for the period.

Federal deposit insurance premium expense increased by $908,000 to $1.8 million from $917,000 reflecting the combined effects of several factors including the additional insurance costs relating to the deposits acquired from Central Jersey and the continued organic growth in the Bank’s balance of insurable deposits coupled with a comparative increase in the premium rates charged by the FDIC per dollar of insurable deposit.  Additionally, the expense in the earlier comparative period reflected an adjustment resulting from actual deposit insurance premium rates being lower than the rates at which the expense had been accrued in earlier periods.

Finally, miscellaneous expenses increased by $213,000 to $3.8 million from $3.6 million for the comparative periods noted reflecting net increases in general and administrative costs attributable to the ongoing operation of the CJB Division.

Partially offsetting these increases was a $673,000 reduction in director compensation expense to $982,000 from $1.7 million primarily attributable to a decline in stock benefit plan expenses resulting from the completed vesting and related expensing of such benefits for directors during the quarter ended December 31, 2010.

Provision for Income Taxes.  The provision for income taxes decreased $1.1 million to $2.3 million for the nine months ended March 31, 2011 from $3.4 million for the nine months ended March 31, 2010.  The variance in income taxes between comparative quarters was attributable, in part, to the underlying differences in pre-tax income and other adjustments to estimated accruals.  Income tax expense during the nine months ended March 31, 2011 also reflected the non-deductibility of certain merger-related expenses recognized during the period coupled with an increase in tax favored sources of income from municpal obligations and bank owned life insurance attributable to the acquisition of Central Jersey.  The Company’s effective tax rates for the nine month periods ended March 31, 2011 and March 31, 2010 were 36.6% and 41.6%, respectively.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation.  Management generally invests in cash and cash equivalents for this purpose.  Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at March 31, 2011, which included $936.2 million of mortgage-backed securities and $100.5 million of non-mortgage-backed securities that can readily be sold if necessary.

As noted earlier, the Company balance of the Company’s cash and cash equivalents increased by $26.9 million to $208.3 million at March 31, 2011 from $181.4 million at June 30, 2010.  In accordance with the overall goals of its strategic business plan, the Company may, at times, defer the reinvestment of excess liquidity into the investment portfolio in favor of retaining comparatively higher average balances of short term, liquid assets as a funding source for future loan originations.  Toward that end, the Bank’s pipeline of “in process” loans has generally increased compared to one year earlier due to the combined effects of the acquisition of Central Jersey and the continued organic expansion of the Bank’s commercial loan origination staff.  Management will continue to balance the opportunity cost to near term earnings resulting from maintaining short term, liquid assets in relation to the need for such liquidity to fund the Company’s strategic initiatives including the anticipated increase in commercial loan origination volume resulting from acquisition of Central Jersey.  The Company may continue to redeploy a portion of its liquidity into higher yielding investments based upon the timing and relative success of those initiatives.

At March 31, 2011, the Bank had outstanding commitments to originate loans of $19.7 million compared to $28.0 million at June 30, 2010.  Construction loans in process and unused lines of credit were $27.7 million and $70.2 million, respectively, at March 31, 2011 compared to $4.7 million and $25.9 million, respectively, at June 30, 2010.  The Bank is also subject to the contingent liabilities resulting from letters of credit originally issued by Central Jersey whose outstanding balances totaled $1.5 million at March 31, 2011.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At March 31, 2011, the Bank had agreements to fund the purchase of loans on a flow basis of $52,000 compared to $1.0 million at June 30, 2010.  The Bank periodically enters into purchase agreements with a limited number of smaller, local mortgage companies to supplement the Bank’s loan origination pipeline.  These agreements call for the purchase, on a flow basis, of mortgage loans with servicing released to the Bank.

As noted earlier, deposits increased $517.4 million to $2.14 billion at March 31, 2011, from $1.62 billion at June 30, 2010 due primarily to the acquisition of Central Jersey.  Certificates of deposit with maturities of greater than 12 months increased by $83.0 million to $346.2 million at March 31, 2011 from $263.2 million at June 30, 2010 with such balances representing 29.8% and 26.9% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and, to the extent that maturing deposits do not remain with the Bank, management may replace such funds with advances.  As of March 31, 2011, the Bank’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $211.0 million.  Of these advances, $1.0 million represents an amortizing advance maturing in 2021.  The remaining $210.0 million of advances represent fixed rate advances with maturity dates ranging from 2013 to 2017.  Most of these advances have terms that enable the FHLB to call the borrowing at their option prior to maturity.

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

In addition to the FHLB advances, the Bank has other borrowings totaling $43.4 million at March 31, 2011.  As of that date, other borrowings included the outstanding overnight “sweep account” balances linked to customer demand deposits totaling $38.3 million and outstanding subordinated debt totaling $5.2 million relating to the Central Jersey’s prior issuance of trust preferred securities.  In April 2011, the Company paid off the subordinated debt at par by calling the trust preferred securities in accordance with the terms of the securities agreements.

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers.  At March 31, 2011, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards.  As of March 31, 2011, the Bank exceeded all capital requirements of the OTS.

The following table sets forth the Bank’s capital position at March 31, 2011, as compared to the minimum regulatory capital requirements:

	At March 31, 2011
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital
(to risk-weighted assets)	$337,286	25.08%	$107,589	8.00%	$134,486	10.00%

Tier 1 Capital
(to risk-weighted assets)	$332,667	24.74%	$53,795	4.00%	$80,692	6.00%

Core (Tier 1) Capital
(to adjusted total assets)	$332,667	12.09%	$110,087	4.00%	$137,608	5.00%

Tangible Capital
(to adjusted total assets)	$332.667	12.09%	$41,283	1.50%	$-	-

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

Net interest income is, by far, the Company’s largest revenue source to which the Company adds its noninterest income and from which it deducts its provision for loan losses, noninterest expense and income taxes to calculate net income.  Movements in market interest rates, and the effect of such movements on the risk factors noted above, significantly influence the “spread” between the interest earned by the Company on its loans, securities and other interest-earning assets and the interest paid on its deposits and borrowings.  Movements in interest rates that increase, or “widen”, that net interest spread enhance the Company’s net income.  Conversely, movements in interest rates that reduce, or “tighten”, that net interest spread adversely impact the Company’s net income.

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

The Company retained its overall liability sensitivity during first nine months of fiscal 2011 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, changed modestly during that period.  Specifically, the Company’s cumulative one-year gap percentage changed from +0.91% at June 30, 2010 to -1.29% at March 31, 2011 while its cumulative three-year gap changed from +9.00% to +1.21%.  The changes in GAP noted indicate a modest decline in the proportion of earning assets repricing within the timeframes noted in relation to costing liabilities repricing within those same timeframes.

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

During the nine months ended March 31, 2011, the yield curve steepened with the one-year U.S. Treasury decreasing two basis points to 0.30% from 0.32% at June 30, 2010 while the market yield on the 10-year U.S. Treasury increased by 50 basis points to 3.47% from 2.97% over those same time periods. The steepening of the yield curve during the first nine months of fiscal 2011 contributed to the widening of the Company’s net interest spread which increased by six basis points to 2.51% during the first nine months of fiscal 2011 compared to 2.45% for all of fiscal 2010.  Between the linked quarters ended March 31, 2011 and December 31, 2010, the Company’s net interest spread increased by 13 basis points to 2.60% from 2.47%, respectively.

The Board of Directors has established an Interest Rate Risk Management Committee which is responsible for monitoring the Company’s interest rate risk.  At March 31, 2011, the membership of the committee included Directors Hopkins, Regan, Aanensen, Mazza and Leopold Montanaro while our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Investment Officer also participate as management’s liaisons to the committee. The committee meets quarterly to address management of our assets and liabilities, including review of our short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and re-pricing frequencies of loans and securities; and a variety of other asset and liability management topics.  The results of the committee’s quarterly review are reported to the full Board, which adjusts the investment policy and strategies, as it considers necessary and appropriate.

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

As illustrated in the tables below, the Bank’s NPV would be negatively impacted by an increase in interest rates.  This result is expected given the Bank’s liability sensitivity noted earlier.  Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of the Bank’s interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Bank’s assets compared to the beneficial impact arising from the reduced present value of its liabilities.  Hence, the Bank’s NPV and NPV ratio decline in the increasing interest rate scenarios.  Historically low interest rates at March 31, 2011 preclude the reporting of certain modeled scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the Bank’s internal NPV analysis as of March 31, 2011 and June 30, 2010, respectively.

	At March 31, 2011
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	240,643	-146,291	-38%	9.44%	-432 bps
+200 bps	304,001	-82,932	-21%	11.50%	-226 bps
+100 bps	354,642	-32,292	-8%	12.97%	-79 bps
0 bps	386,934	-	-	13.76%	-

	At June 30, 2010
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	264,675	-115,353	-30%	12.85%	-387 bps
+200 bps	320,458	-59,569	-16%	14.97%	-175 bps
+100 bps	358,461	-21,566	-6%	16.19%	-52 bps
0 bps	380,028	-	-	16.71%	-
(1) The -100 bp, -200 bp and -300 bp scenarios are not shown due to the low prevailing interest rate environment.

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined by bank regulators as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points.  Based upon the tables above, the Bank’s sensitivity measure increased by 51 basis points from     -175 basis points at June 30, 2010 to -226 basis points at March 31, 2011 which indicates an increase in the Bank’s sensitivity to movements in interest rates from period to period.

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

Several offsetting internal and external factors working in concert resulted in the increase in the Bank’s sensitivity measure.  Most notably, the acquisition of Central Jersey, which is reflected in the Company’s sensitivity analysis at March 31, 2011, significantly increased the amount of interest-sensitive assets and liabilities in relation to the Company’s level of capital.  As a result, the Company’s “base case” net portfolio value ratio declined thereby increasing the level of its sensitivity to any given change in the dollar amount of net portfolio value resulting from movement in interest rates.  Additionally, the increase in the Company’s sensitivity to movements in interest rates, as measured by NPV ratio sensitivity measure, also reflects the relative sensitivity of the interest-earning assets and interest-bearing liabilities acquired from Central Jersey.

Other less noteworthy changes in the composition and allocation of the Bank’s balance sheet from June 30, 2010 to March 31, 2011, in conjunction with the external factors noted above, including the increase in longer term interest rates and resulting effect on loan and security prepayment assumptions, resulted in the reported increase in sensitivity to interest rate risk as quantified by the Bank’s sensitivity measure.

Because the Bank’s sensitivity measure and NPV ratio in the +200 bps scenario were within the applicable thresholds established by its primary regulator, the Bank’s “TB 13a Level of Risk” was rated as “Minimal” based upon the results of the OTS interest rate risk model as of June 30, 2010 and December 31, 2010. TB-13a is the OTS’s primary regulatory guidance concerning the management of interest rate risk. Based upon the Bank’s sensitivity measure as calculated by its internal model,  management expects that the Bank’s “TB 13a Level of Risk” will to continue to be rated as “Minimal” based upon the upcoming results of the OTS interest rate risk model as of March 31, 2011.

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

At March 31, 2011
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Changes in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$71,170	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	70,527	-643	-0.90
Immediate and permanent	Parallel	Static	+200 bps	One Year	68,379	-2,790	-3.92
Immediate and permanent	Parallel	Static	+300 bps	One Year	65,540	-5,630	-7.91

At June 30, 2010
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Changes in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$59,683	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	59,538	-145	-0.24
Immediate and permanent	Parallel	Static	+200 bps	One Year	58,809	-874	-1.46
Immediate and permanent	Parallel	Static	+300 bps	One Year	56,713	-2,970	-4.98

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

At March 31, 2011, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended June 30, 2010, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the quarter ended March 31, 2011.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	[Reserved]

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

	3.1	Charter of Kearny Financial Corp. (1)
	3.2	By-laws of Kearny Financial Corp. (2)
	4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
	10.1	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (2)
	10.2	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (2)
	10.3	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
	10.4	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)
	10.5	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
	10.6	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
	10.7	Directors Consultation and Retirement Plan (1)
	10.8	Benefit Equalization Plan (1)

10.9	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
10.10	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (3)
10.11	Kearny Federal Savings Bank Director Life Insurance Agreement (4)
10.12	Kearny Federal Savings Bank Executive Life Insurance Agreement (4)
10.13	Kearny Financial Corp. Directors Incentive Compensation Plan (5)
11.0	Statement regarding computation of earnings per share (Filed herewith).
31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
(2)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2008 (File No. 000-51093).
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204).
(4)	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005 (File No. 000-51093).
(5)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on December 9, 2005 (File No. 000-51093).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date:	May 10, 2011	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	May 10, 2011	By:	/s/ Eric B. Heyer
Eric B. Heyer
Senior Vice President and
Chief Financial Officer
(Principal financial and accounting officer)