Form 10-K
period 2011-06-30
Kearny Financial Corp.
filed 2011-09-26
CIK 1295664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] YES   [X] NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on December 31, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $124.5 million.   Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of September 6, 2011 there were outstanding 67,748,671 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.           Portions of the definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2011

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

•	the impact of changes in financial services laws and regulations (including laws concerning taxation, banking, securities and insurance),
•	changes in accounting policies and practices, as may be adopted by regulatory agencies, the Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board,
•	the Company’s ability to integrate the acquisition of Central Jersey Bancorp,
•	technological changes.
•	competition among financial services providers and,
•	the success of the Company at managing the risks involved in the foregoing and managing its business.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

Item 1. Business

General

The Company is a federally-chartered corporation that was organized on March 30, 2001 for the purpose of being a holding company for Kearny Federal Savings Bank (the “Bank”), a federally-chartered stock savings bank.  On February 23, 2005, the Company completed a minority stock offering in which it sold 21,821,250 shares, representing 30% of its outstanding common stock upon completion of the offering.  The remaining 70% of the outstanding common stock, totaling 50,916,250 shares, were retained by Kearny MHC (the “MHC”). The MHC is a federally-chartered mutual holding company and so long as the MHC is in existence, it will at all time own a majority of the outstanding common stock of the Company.  The stock repurchase programs conducted by the Company since the offering have reduced the total number of shares outstanding.  The 50,916,250 shares held by the MHC represented 75.0% of the 67,851,077 total shares outstanding as of the Company’s June 30, 2011 fiscal year end.  The MHC and the Company are now regulated as savings and loan holding companies by the Board of Governors of the Federal Reserve System (“FRB”), as successor to the Office of Thrift Supervision (“OTS”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

The Company is a unitary savings and loan holding company and conducts no significant business or operations of its own.  References in this Annual Report on Form 10-K to the Company or Registrant generally refer to the Company and the Bank, unless the context indicates otherwise. References to “we”, “us”, or “our” refer to the Bank or Company, or both, as the context indicates.

The Bank was originally founded in 1884 as a New Jersey mutual building and loan association. It obtained federal insurance of accounts in 1939 and received a federal charter in 1941.  The Bank’s deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”), as successor to the OTS under the Dodd-Frank Act, and the FDIC.

The Company’s primary business is the ownership and operation of the Bank.  The Bank is principally engaged in the business of attracting deposits from the general public in New Jersey and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities.  Loans originated or purchased by the Bank generally include loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers.  The investment securities purchased by the Bank generally include U.S. agency mortgage-backed securities, U.S. government and agency debentures and bank-qualified municipal obligations.  The Bank maintains a small balance of single issuer trust preferred securities and non-agency mortgage-backed securities which were acquired through the Company’s purchase of other institutions and does not actively purchase such securities.  At June 30, 2011, net loans receivable comprised 43.3% of our total assets while investment securities, including mortgage-backed and non-mortgage-backed securities, comprised 41.8% of our total assets.   By comparison, at June 30, 2010, net loans receivable comprised 43.0% of our total assets while securities comprised 42.3% of our total assets.  The increase in loans receivable as a percentage of total assets reflected, in part, our acquisition of Central Jersey Bancorp on November 30, 2010.

The level of loan originations and purchases during fiscal 2011 continued to reflect the challenges of declining real estate values and high levels of unemployment that have characterized the regional and national economy since the financial crisis of 2008-2009.  Notwithstanding these near-term challenges, our strategic business plan continues to call for increasing the balance of our loan portfolio relative to the size of our securities portfolio over the next several years.

We operate from an administrative headquarters in Fairfield, New Jersey and had 40 branch offices as of June 30, 2011.  We also operate an Internet website at www.kearnyfederalsavings.com through which copies of our periodic reports are available free of charge as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Market Area.  At June 30, 2011, our primary market area consists of the New Jersey counties in which we currently operate branches: Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic and Union Counties.  Our lending is concentrated in these nine counties and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

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

There are large retail banking competitors operating throughout our primary market area, including Bank of America, Citibank, Hudson City Savings Bank, JP Morgan Chase Bank, PNC Bank, TD Bank, and Wells Fargo Bank and we face strong competition from other community-based financial institutions.  Based on data compiled by the FDIC as of June 30, 2010, the latest date for which such data is available, Kearny Federal Savings Bank would have been ranked 15th of 118 depository institutions operating in the nine counties in which the Bank and Central Jersey Bank had branches as of that date with 1.15% of total FDIC-insured deposits.

Acquisition of Central Jersey Bancorp.  On November 30, 2010, the Company completed its acquisition of Central Jersey Bancorp (“Central Jersey”) and its wholly owned subsidiary, Central Jersey Bank, National Association (“Central Jersey Bank”). The transaction qualified as a tax-free reorganization for federal income tax purposes. The final consideration paid in the transaction totaled $82.1 million which included $70.5 million paid to stockholders of Central Jersey at a price of $7.50 per outstanding share and $11.6 million paid to the U.S. Department of Treasury (“U.S. Treasury”) for the redemption of the 11,300 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and related warrant originally issued by Central Jersey to the U.S. Treasury under the TARP Capital Purchase Plan.

Upon completion of the transaction, Central Jersey merged with the Company while Central Jersey Bank merged with and into the Bank.  Central Jersey Bank continues to operate as a division of the Bank (“CJB Division”) through its 13 branch offices in Monmouth and Ocean Counties, New Jersey.

Lending Activities

General.  We have traditionally focused on the origination of one-to-four family first mortgage loans, which comprise a significant majority of our total loan portfolio. Our next largest category of loans comprises commercial mortgages, including loans secured by multi-family, mixed-use and nonresidential properties. Our commercial loan offerings also include secured and unsecured business loans, most of which are secured by real estate.  Commercial loan offerings include programs offered through the Small Business Administration (“SBA”) in which the Bank participates as a Preferred Lender.  Our consumer loan offerings primarily include home equity loans and home equity lines of credit as well as account loans, overdraft lines of credit, vehicle loans and personal loans.  We also offer construction loans to builders/developers as well as individual homeowners.  Substantially all of our borrowers are residents of our primary market area and would be expected to be similarly affected by economic and other conditions in that area.  Since May 2007, we have been purchasing out-of-state one-to-four family first mortgage loans to supplement our in-house originations, as discussed on Page 13.  With the acquisition of Central Jersey during the year ended June 30, 2011, we substantially increased our commercial mortgage and commercial business loan portfolios.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family	$610,901	48.12%	$663,850	65.52%	$689,317	65.97%	$687,679	66.99%	$559,306	64.66%
Commercial	383,690	30.23	203,013	20.04	197,379	18.89	178,588	17.40	159,147	18.40
Commercial business	105,001	8.28	14,352	1.42	14,812	1.42	8,735	0.85	4,205	0.48
Consumer:
Home equity loans	111,478	8.78	101,659	10.03	113,387	10.85	123,978	12.08	113,624	13.14
Home equity lines of credit	32,925	2.59	11,320	1.12	12,116	1.16	11,478	1.12	12,748	1.47
Passbook or certificate	2,753	0.22	2,703	0.27	2,922	0.28	2,662	0.26	3,250	0.38
Other	1,026	0.08	1,545	0.15	1,585	0.15	1,332	0.13	1,391	0.16
Construction	21,598	1.70	14,707	1.45	13,367	1.28	12,062	1.17	11,360	1.31
Total loans	1,269,372	100.00%	1,013,149	100.00%	1,044,885	100.00%	1,026,514	100.00%	865,031	100.00%
Less:
Allowance for loan losses	11,767		8,561		6,434		6,104		6,049
Unamortized yield adjustments including net premiums on purchased loans and net deferred loans costs and fees	1,021		(564)		(962)		(1,276)		(1,511)
	12,788		7,997		5,472		4,828		4,538

Total loans, net	$1,256,584		$1,005,152		$1,039,413		$1,021,686		$860,493

Loan Maturity Schedule.  The following table sets forth the maturities of our loan portfolio at June 30, 2011. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.  Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Real estate mortgage: One-to-four family	Real estate mortgage: Commercial	Commercial business	Home equity loans	Home equity lines of credit	Passbook or certificate	Other	Construction	Total
	(In Thousands)
Amounts Due:
Within 1 Year	$93	$4,109	$37,175	$194	$-	$998	$541	$18,333	$61,443

After 1 year:
1 to 3 years	3,617	10,904	10,393	4,174	480	267	278	3,265	33,378
3 to 5 years	4,466	5,515	11,983	8,197	302	68	72	—	30,603
5 to 10 years	82,693	34,392	10,051	27,743	7,634	—	64	—	162,577
10 to 15 years	132,031	74,133	10,145	34,964	6,489	—	—	—	257,762
Over 15 years	388,001	254,637	25,254	36,206	18,020	1,420	71	—	723,609

Total due after one year	610,808	379,581	67,826	111,284	32,925	1,755	485	3,265	1,207,929

Total amount due	$610,901	$383,690	$105,001	$111,478	$32,925	$2,753	$1,026	$21,598	$1,269,372

The following table shows the dollar amount of loans as of June 30, 2011 due after June 30, 2012 according to rate type and loan category.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate mortgage:
One-to-four family	$576,090	$34,718	$610,808
Multi-family and commercial	260,376	119,205	379,581
Commercial business	41,552	26,274	67,826
Consumer:
Home equity loans	111,284	—	111,284
Home equity lines of credit	2,365	30,560	32,925
Passbook or certificate	—	1,755	1,755
Other	412	73	485
Construction	700	2,565	3,265

Total	$992,779	$215,150	$1,207,929

One-to-Four Family Mortgage Loans.   Our primary lending activity has traditionally consisted of the origination of one-to-four family first mortgage loans, of which approximately $542.5 million or 88.8% are secured by properties located within New Jersey as of June 30, 2011.  By comparison, at June 30, 2010 approximately $570.7 million or 86.0% of loans were secured by New Jersey properties.  During the year ended June 30, 2011, the Bank originated $76.7 million of one-to-four family first mortgage loans within New Jersey compared to $102.1 million in the year ended June 30, 2010.  The year-to-year decrease in loan origination volume continued to reflect the challenges of declining real estate values and high levels of unemployment that have characterized the regional and national economy since the financial crisis of 2008-2009.  The volume of loan originations for fiscal 2011 also reflected management’s decision to maintain its conservative underwriting standards coupled with a disciplined pricing policy which may have caused some potential borrowers to seek financing with more aggressive lenders.  To supplement originations, we also purchased one-to-four family first mortgages totaling $4.4 million during the year ended June 30, 2011, compared to $31.2 million during the year ended June 30, 2010.  Additionally, we acquired one-to-four family first mortgage loans with fair values totaling approximately $4.1 million pursuant to our acquisition of Central Jersey.  One-to-four family mortgage loan prepayments outpaced loan acquisition volume during fiscal 2011 resulting in the reported decline in the outstanding balance of this segment of the loan portfolio.

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

We offer a first-time homebuyer program for persons who have not previously owned real estate and are purchasing a one-to-four family property in Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic and Union Counties, New Jersey for use as a primary residence.  This program is also available outside these areas, but only to persons who are existing deposit or loan customers of Kearny Federal Savings Bank and/or members of their immediate families.  The financial incentives offered under this program are a one-eighth of one percentage point rate reduction on all first mortgage loan types and the refund of the application fee at closing.

The fixed-rate residential mortgage loans that we originate generally meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation (“Freddie Mac”).  However, as our business plan continues to call for increasing loans on both a dollar and percentage of assets basis, we generally do not sell such loans in the secondary market and do not currently expect to do so in any large capacity in the near future.

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

Multi-Family and Nonresidential Real Estate Mortgage Loans.  We also originate commercial mortgage loans on multi-family and nonresidential properties, including loans on apartment buildings, retail/service properties and land as well as other income-producing properties, such as mixed-use properties combining residential and commercial space.  The factors noted above that impacted residential loan origination volume during fiscal 2011 also adversely impacted the origination volume of commercial mortgages.  However, the adverse effects of those factors were more than offset by the Company’s acquisition of Central Jersey in November 2010 through which we acquired commercial mortgage loans with fair values totaling approximately $173.1 million as of the date of acquisition.  Additionally, the Bank originated $40.3 million of multi-family and commercial real estate mortgages during the year ended June 30, 2011, compared to $31.0 million during the year ended June 30, 2010.  The Company’s business plan continues to call for growing strategic emphasis on the origination of commercial mortgages and increasing that portfolio on both a dollar and percentage of assets basis.

We generally require no less than a 25% down payment or equity position for mortgage loans on multi-family and nonresidential properties.  For such loans, we generally require personal guarantees.  Currently, these loans are made with a maturity of up to 25 years.  We also offer a five-year balloon loan with a twenty five-year amortization schedule.  Our commercial mortgage loans are generally secured by properties located in New Jersey.

Commercial mortgage loans are generally considered to entail a greater level of risk than that which arises from one-to-four family, owner-occupied real estate lending.  The repayment of these loans typically is dependent on a successful operation and income stream of the borrower and the real estate securing the loan as collateral.  These risks can be significantly affected by economic conditions.  In addition, commercial mortgage loans generally carry larger balances to single borrowers or related groups of borrowers than one-to-four family mortgage loans.  Consequently, such loans typically require substantially greater evaluation and oversight efforts compared to residential real estate lending.

Commercial Business Loans.  We also originate commercial term loans and lines of credit to a variety of professionals, sole proprietorships and small businesses in our market area.  The factors noted earlier that impacted residential and commercial mortgage loan origination volume during fiscal 2011 also adversely impacted the origination volume of commercial business loans.  However, the adverse effects of those factors were more than offset by the Company’s acquisition of Central Jersey through which we acquired commercial business loans with fair values totaling approximately $83.5 million as of the date of acquisition.  The Central Jersey acquisition also enabled the Bank to expand its commercial business loan offerings to include programs offered through the SBA in which the Bank participates as a Preferred Lender.

In addition to the loans acquired from Central Jersey, the Bank originated $11.5 million of commercial business loans during the year ended June 30, 2011 compared to $3.5 million during the year ended June 30, 2010.  The net growth in the portfolio also reflected the sale of $5.1 million of SBA loan participations which resulted in the recognition of related sale gains totaling approximately $517,000 subsequent to the acquisition of Central Jersey.  The Company’s business plan continues to call for increased emphasis on originating commercial business loans, including the origination and sale of SBA loans, as part of its strategic focus on commercial lending.

Approximately $94.1 million or 89.6% of our commercial business loans are “non-SBA” loans.   Of these loans, approximately $88.9 million or 94.5% represent secured loans that are primarily collateralized by real estate or, to a lesser extent, other forms of collateral.  The remaining $5.1 million or 5.5% represent unsecured loans to our business customers.  We generally require personal guarantees on all “non-SBA” commercial business loans.  Marketable securities may also be accepted as collateral on lines of credit, but with a loan to value limit of 50%.  The loan to value limit on secured commercial lines of credit and term loans is otherwise generally limited to 70%. We also make unsecured commercial loans in the form of overdraft checking authorization up to $25,000 and unsecured lines of credit up to $25,000.  Our “non-SBA” commercial term loans generally have terms of up to 20 years and are mostly fixed-rate loans.  Our commercial lines of credit have terms of up to two years and are generally adjustable-rate loans.  We also offer a one-year, interest-only commercial line of credit with a balloon payment.

The remaining $10.9 million or 10.4% of commercial business loans represent the retained portion of SBA loan originations.  Such loans are generally secured by various forms of collateral, including real estate, business equipment and other forms of collateral.  The Bank generally chooses to sell the guaranteed portion of SBA loan originated which ranges from 50% to 90% of the loan’s outstanding balance while retaining the nonguaranteed portion of the loan in portfolio.  However, the Bank may also elect to retain the guaranteed portion of such loans in lieu of selling the guaranteed portion.  At June 30, 2011, approximately $3.3 million of the retained portion of the Bank’s SBA loans is guaranteed by the Small Business Administration.

Unlike single-family, owner-occupied residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans, including those originated under SBA programs, are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment.  Commercial business loans, therefore, generally have greater credit risk than residential mortgage loans.  In addition, commercial business loans may carry larger balances to single borrowers or related groups of borrowers than one-to-four family first mortgage loans.  As such, commercial business lending requires substantially greater evaluation and oversight efforts compared to residential or commercial real estate lending.

Home Equity Loans and Lines of Credit.  Our home equity loans are fixed-rate loans for terms of generally up to 20 years.  We also offer fixed-rate and adjustable-rate home equity lines of credit with terms of up to 15 years.  The factors noted above that impacted one-to-four family loan origination volume during fiscal 2011 also adversely impacted the origination volume of home equity loans and lines of credit.  However, the adverse effects of those factors were more than offset by the Company’s acquisition of Central Jersey in November 2010 through which we acquired home equity loans and lines of credit with fair values totaling approximately $60.1 million as of the date of acquisition.  Additionally, the Bank originated $20.5 million of home equity loans and home equity lines of credit compared to $30.6 million in the year ended June 30, 2010.

Collateral value is determined through a property value analysis report provided by a state certified or licensed independent appraiser.  In some cases, we determine collateral value by a full appraisal performed by a state certified or licensed independent appraiser.  Home equity loans and lines of credit do not require title insurance but do require homeowner, liability and fire insurance and, if applicable, flood insurance.

Home equity loans and fixed-rate home equity lines of credit are generally originated in our market area and are generally made in amounts of up to 80% of value on term loans and of up to 75% of value on home equity adjustable-rate lines of credit.  We originate home equity loans secured by either a first lien or a second lien on the property.

Other Consumer Loans.  In addition to home equity loans and lines of credit, our consumer loan portfolio primarily includes loans secured by savings accounts and certificates of deposit on deposit with the Bank and overdraft lines of credit as well as vehicle loans and personal loans.  We will generally lend up to 90% of the account balance on a loan secured by a savings account or certificate of deposit.

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

We acquired other consumer loans with fair values totaling approximately $1.3 million from Central Jersey as of the date of acquisition.

Construction Lending.  Our construction lending includes loans to individuals for construction of one-to-four family residences or for major renovations or improvements to an existing dwelling.  Our construction lending also includes loans to builders and developers for multi-unit buildings or multi-house projects. All of our construction lending is in New Jersey.  The increase in the balance of construction loans during fiscal 2011 reflects, in part, our acquisition of applicable loans from Central Jersey with fair values of approximately $25.6 million as of the date of acquisition.  Additionally,  during the year ended June 30, 2011, construction loan disbursements were $3.0 million compared to $7.1 million during the year ended June 30, 2010.  The level of construction loan disbursements continues to reflect reduced origination volume attributable to many of the same factors that have adversely impacted the origination volume of other loan categories during fiscal 2011.

Construction borrowers must hold title to the land free and clear of any liens. Financing for construction loans is limited to 80% of the anticipated appraised value of the completed property. Disbursements are made in accordance with inspection reports by our approved appraisal firms.  Terms of financing are generally limited to one year with an interest rate tied to the prime rate published in the Wall Street Journal and may include a premium of one or more points.  In some cases, we convert a construction loan to a permanent mortgage loan upon completion of construction.

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

Loans to One Borrower.  Federal law generally limits the amount that a savings institution may lend to one borrower to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of June 30, 2011, our loans-to-one-borrower limit was approximately $50.1 million.

At June 30, 2011, our largest single borrower had an aggregate loan balance of approximately $13.6 million, representing four mortgage loans secured by commercial real estate.  Our second largest single borrower had an aggregate loan balance of approximately $9.5 million, representing two loans secured by commercial real estate.  Our third largest borrower had an aggregate loan balance of approximately $7.6 million, representing 13 loans secured by commercial real estate, two residential construction loans and one residential loan.  At June 30, 2011, all of these lending relationships were current and performing in accordance with the terms of their loan agreements.  By comparison, at June 30, 2010, loans outstanding to the Bank’s three largest borrowers totaled approximately $14.1 million, $10.0 million and $9.7 million, respectively.

Loan Originations, Purchases, Sales, Solicitation and Processing.  The following table shows total loans originated, purchased, acquired and repaid during the periods indicated.

	For the Years Ended June 30,
	2011	2010	2009
	(In Thousands)
Loans originated and purchased:
Loan originations:
Real estate mortgage:
One-to-four family	$76,749	$102,116	$79,413
Multi-family and commercial	40,282	31,002	36,700
Commercial business	11,544	3,457	8,002
Construction	3,029	7,081	5,374
Consumer:
Home equity loans and lines of credit	20,484	30,622	31,034
Passbook or certificate	1,045	843	1,506
Other	571	469	792
Total loan originations	153,704	175,590	162,821
Loan purchases:
Real estate mortgage:
One-to-four family	4,366	31,216	67,698
Total loans purchased	4,366	31,216	67,698
Loans acquired from Central Jersey	347,721	-	-
Loans sold:
One-to-four family	(2,574)	-	-
Commercial SBA participations	(5,056)	-	-
Total loan sold	(7,630)	-	-
Loan principal repayments	(238,404)	(239,697)	(213,131)
(Decrease) increase due to other items	(8,325)	(1,370)	339

Net increase (decrease) in loan portfolio	$251,432	$(34,261)	$17,727

In connection with the acquisition of Central Jersey, the Company acquired loans with a fair value of $347.7 million at the time of acquisition.  The Company estimated the fair value of non-impaired loans acquired from Central Jersey by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing terms.  Cash flows for each pool were projected using an estimate of future credit losses and rate of prepayments.  Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.  The portion of the fair valuation attributable to expected future credit losses on non-impaired loans totaled approximately $3.5 million or 1.05% of their outstanding balances.

To estimate the fair value of impaired loans acquired from Central Jersey, the Company analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans are derived from the eventual sale of the collateral.  The value of the collateral was generally based on recently completed appraisals.  The Company discounted these values using market derived rates of return, with consideration given to the period of time and cost associated with the foreclosure and disposition of the collateral.  The portion of the fair valuation attributable to expected future credit losses on impaired loans totaled approximately $7.6 million.

Our customary sources of loan applications include loan originated by our commercial and residential loan officers, repeat customers, referrals from realtors and other professionals and “walk-in” customers.  These sources are supported in varying degrees by our newspaper and electronic advertising and marketing strategies.

The Bank maintains loan purchase and servicing agreements with three large nationwide lenders, in order to supplement the Bank’s loan production pipeline.  The original agreements called for the purchase of loan pools that contain mortgages on residential properties in our lending area.  Subsequently, we expanded our loan purchase and servicing agreements with the same nationwide lenders to include mortgage loans secured by residential real estate located outside of New Jersey.  We have procedures in place for purchasing these mortgages such that the underwriting guidelines are consistent with those used in our in-house loan origination process.  The evaluation and approval process ensures that the purchased loans generally conform to our normal underwriting guidelines.  Our due diligence process includes full credit reviews and an examination of the title policy and associated legal instruments.  We recalculate debt service and loan-to-value ratios for accuracy and review appraisals for reasonableness.  All loan packages presented to the Bank must meet the Bank’s underwriting requirements as outlined in the purchase and servicing agreements and are subject to the same review process outlined above.  Furthermore, there are stricter underwriting guidelines in place for out-of-state mortgages, including higher minimum credit scores.  During the year ended June 30, 2011, we purchased fixed-rate loans with principal balances totaling $3.3 million from these sellers.

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

As of June 30, 2011, our portfolio of out-of-state loans included mortgages in 26 states and totaled $70.7 million.  The states with the two largest concentrations of loans at June 30, 2011 were Washington and New York with outstanding principal balances totaling $7.5 million and $6.7 million, respectively.  The aggregate outstanding balances of loans in each of the remaining 24 states comprise less than 10% of the total balance of out-of-state loans.

The Bank also enters into purchase agreements with a limited number of mortgage originators to supplement the Bank’s loan production pipeline.  These agreements call for the purchase, on a flow basis, of one-to-four family first mortgage loans with servicing released to the Bank.  During the year ended June 30, 2011, we purchased fixed-rate loans with principal balances totaling $920,000 from these sellers.

In addition to purchasing one-to-four family loans, we also occasionally purchase participations in loans originated by other banks and through the Thrift Institutions Community Investment Corporation of New Jersey (“TICIC”), a subsidiary of the New Jersey Bankers Association.  Our TICIC participations generally include multi-family and commercial real estate properties. The aggregate balance of TICIC participations at June 30, 2011 was $7.1 million and the average balance of a single participation was approximately $253,000.  At June 30, 2011, we had ten non-TICIC participations with an aggregate balance of $25.7 million, consisting of loans on commercial real estate properties, including a medical center, a self-storage facility, a shopping plaza, hotel, country club, commercial buildings with a combination of retail and office space and construction loans to build a townhouse complex.  At June 30, 2010, the Bank held four non-TICIC participations with an aggregate balance of $8.6 million.  The increase in participations was largely attributable to the acquisition of Central Jersey with no additional participations purchased during fiscal 2011.

Loan Approval Procedures and Authority.  Senior management recommends and the Board of Directors approves our lending policies and loan approval limits.  The Bank’s Loan Committee consists of the Chief Lending Officer, Chief Credit Officer, Divisional President, Director of Commercial Lending and Vice President of Commercial Loan Operations.  The Committee may approve loans up to $2.0 million. Our Chief Lending Officer may approve loans up to $750,000.  Loan department personnel of the Bank serving in the following positions may approve loans as follows: commercial/mortgage loan managers, mortgage loans up to $500,000; mortgage loan underwriters, mortgage loans up to $250,000; consumer loan managers, consumer loans up to $250,000; and consumer loan underwriters, consumer loans up to $150,000.  In addition to these principal amount limits, there are established limits for different levels of approval authority as to minimum credit scores and maximum loan to value ratios and debt to income ratios or debt service coverage.  Our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have authorization to countersign loans for amounts that exceed $750,000 up to a limit of $1.0 million.  Our Chief Lending Officer must approve loans between $750,000 and $1.0 million along with one of these designated officers.  Non-conforming mortgage loans and loans over $1.0 million, up to $2.0 million require the approval of the Loan Committee.  All loans in excess of $2.0 million require approval by the Board of Directors.

Asset Quality

Collection Procedures on Delinquent Loans.  The Company regularly monitors the payment status of all loans within its portfolio and promptly initiates collections efforts on past due loans in accordance with applicable policies and procedures.  Delinquent borrowers are notified by both mail and telephone when a loan is 30 days past due. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent.  All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection.  However, when a loan is 90 days delinquent, it is our general practice to refer it to an attorney for repossession, foreclosure or other form of collection action, as appropriate. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

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

Past Due Loans.  A loan’s “past due” status is generally determined based upon its “P&I delinquency” status in conjunction with its “past maturity” status, where applicable.  A loan’s “P&I delinquency” status is based upon the number of calendar days between the date of the earliest P&I payment due and the “as of” measurement date.  A loan’s “past maturity” status, where applicable, is based upon the number of calendar days between a loan’s contractual maturity date and the “as of” measurement date.  Based upon the larger of these criteria, loans are categorized into the following “past due” tiers for financial statement reporting and disclosure purposes: Current (including 1-29 days past due), 30-59 days, 60-89 days and 90 or more days.

Nonaccrual Loans.  Loans are generally placed on nonaccrual status when contractual payments become 90 days or more past due, and are otherwise placed on nonaccrual when the Company does not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement.  Loans that become 90 days past maturity, but remain non-delinquent with regard to ongoing P&I payments may remain on accrual status if: (1) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, past maturity status notwithstanding, and (2) the borrower is working actively and cooperatively with the Company to remedy the past maturity status through an expected refinance, payoff or modification of the loan agreement that is not expected to result in a troubled debt restructuring (“TDR”) classification.  All TDRs are placed on nonaccrual status for a period of no less than six months after restructuring, irrespective of past due status.  The sum of nonaccrual loans plus accruing loans that are 90 days or more past due are generally defined as “nonperforming loans”.

Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan for financial statement purposes.  When a loan is returned to accrual status, any accumulated interest payments previously applied to the carrying value of the loan during its nonaccrual period are recognized as interest income.

Loans that are not considered to be TDRs are generally returned to accrual status when payments due are brought current and the Company expects to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.  Non-TDR loans may also be returned to accrual status when a loan’s payment status falls below 90 days past due and the Company: (1) expects receipt of the remaining past due amounts within a reasonable timeframe; and (2) expects to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.  TDRs may be returned to accrual status if:  (1) the borrower has paid timely P&I payments in accordance with the terms of the restructured loan agreement for no less than six consecutive months after restructuring, and (2) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the restructured loan agreement.

Nonperforming Assets.  The following table provides information regarding the Bank’s nonperforming assets which are comprised of nonaccrual loans, accruing loans 90 days or more past due and real estate owned.

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Loans accounted for on a nonaccrual basis:
Real estate mortgage:
One- to four-family	$4,056	$1,867	$2,120	$530	$472
Multi-family and commercial	7,429	4,358	5,626	1,012	1,017
Commercial business	4,866	2,298	—	—	—
Consumer:
Home equity loans	204	250	27	31	—
Home equity lines of credit	93	—	—	—	—
Other	22	1	—	—	—
Construction	1,654	468	362	—	—
Total	18,324	9,242	8,135	1,573	1,489
Accruing loans which are contractually past due 90 days or more:
Real estate mortgage:
One- to four-family	14,923	12,321	5,017	—	—
Multi-family and commercial	—	—	—	—	—
Commercial business	1,718	—	—	—	—
Consumer:	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Passbook or certificate	—	—	—	—	—
Other	—	—	—	—	—
Construction	—	—	—	—	—
Total	16,441	12,321	5,017	—	—

Total nonperforming loans	$34,965	$21,563	$13,152	$1,573	$1,489
Real estate owned	$7,497	$146	$109	$109	$109
Other nonperforming assets	$—	$—	$—	$—	$—
Total nonperforming assets	$42,462	$21,709	$13,261	$1,682	$1,598
Total nonperforming loans to total loans	2.76%	2.13%	1.26%	0.15%	0.17%
Total nonperforming loans to total assets	1.20%	0.92%	0.62%	0.08%	0.08%
Total nonperforming assets to total assets	1.46%	0.93%	0.62%	0.08%	0.08%

Total nonperforming assets increased by $20.7 million to $42.5 million at June 30, 2011 from $21.7 million at June 30, 2010.  The increase comprised a net increase in non-accrual loans of $9.1 million, the addition of $4.1 million of loans 90 days or more past due and still accruing plus a net increase in real estate owned of $7.4 million.  For those same comparative periods, the number of nonaccrual loans increased from 26 to 80 loans while the number of loans 90 days or more past due and still accruing increased from 28 to 34 loans.  The comparative increase in the balance of nonperforming loans reflects the impact of loans acquired from Central Jersey during fiscal 2011 whose nonperforming balances totaled approximately $9.4 million at June 30, 2011.

Nonperforming one-to-four family mortgage loans include 18 nonaccrual loans totaling $4,056,000 and 32 accruing loans totaling $14,923,000 that are 90 days or more past due.  At June 30, 2011, the outstanding balances of these loans range from $11,000 to $1.3 million with an average balance of approximately $380,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey properties, with one out-of-state loan totaling $1.3 million secured by a property located in South Carolina.  The Company has identified approximately $4.0 million of impairment relating to 31 of these nonperforming loans for which specific valuations allowances are maintained in the allowance for loan losses at June 30, 2011.

The accruing one-to-four family loans reported above as 90 days or more past due represent loans that were originally acquired from Countrywide Home Loans, Inc. (“Countrywide”).  Such loans continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP (“BOA”) where the collections and foreclosure processes have been subjected to extended delays.  In accordance with our agreement, BOA advances scheduled principal and interest payments to the Bank when such payments are not made by the borrower.  The timely receipt of principal and interest from the servicer ensures the continued accrual status of the Bank’s loan.  However, the delinquency status reported for these nonperforming loans reflects the borrower’s actual delinquency irrespective of the Bank’s receipt of advances which will be recouped by BOA from the Bank in the event the borrower does not reinstate the loan.  The impairment noted above is largely attributable to the deterioration of credit quality within this specific segment of the one-to-four family loan portfolio.

Nonperforming commercial real estate loans, including multi-family and nonresidential mortgage loans, include 20 nonaccrual loans totaling $7,429,000.  At June 30, 2011, the outstanding balances of these loans range from $70,000 to $1.4 million with an average balance of approximately $371,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are secured by New Jersey properties.  The Company has identified approximately $1.5 million of impairment relating to four of these nonperforming loans for which specific valuations allowances are maintained in the allowance for loan losses at June 30, 2011.

Nonperforming commercial business loans include 23 nonaccrual loans totaling $4,866,000 and two accruing loans totaling $1,718,000 that are 90 days or more past due.  At June 30, 2011, the outstanding balances of these loans range from $3,000 to $2.2 million with an average balance of approximately $263,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey properties and, to a lesser extent, other forms of collateral.  Two loans totaling approximately $450,000 are unsecured.  The Company has identified approximately $692,000 of impairment relating to nine of these nonperforming loans for which specific valuations allowances are maintained in the allowance for loan losses at June 30, 2011.

Home equity loans and home equity lines of credit that are reported as nonperforming include seven nonaccrual loans totaling $297,000.  At June 30, 2011, the outstanding balances of these loans range from $6,000 to $93,000 with an average balance of approximately $38,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey properties.  The Company has identified no impairment associated with these nonperforming loans at June 30, 2011.

 Other consumer loans that are reported as nonperforming include seven nonaccrual loans totaling $22,000 including $17,000 of account loans fully secured by customer deposits and $5,000 of other unsecured consumer loans that are in various stages of collection.

Finally, nonperforming construction loans include five nonaccrual loans totaling $1,654,000.  At June 30, 2011, the outstanding balances of these loans range from $106,000 to $507,000 with an average balance of approximately $331,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are secured by New Jersey properties in varying stages of development.  The Company has identified approximately $105,000 of impairment relating to one of these nonperforming loans for which a specific valuation allowance is maintained in the allowance for loan losses at June 30, 2011.

During the years ended June 30, 2011, 2010 and 2009, gross interest income of $591,000, $629,000 and $591,000, respectively, would have been recognized on loans accounted for on a nonaccrual basis if those loans had been current. Interest income recognized on such loans of $289,000, $233,000 and $134,000 was included in income for the years ended June 30, 2011, 2010 and 2009, respectively.

At June 30, 2011 and 2010, the Bank had loans with aggregate outstanding balances totaling $2,346,000 and $945,000, respectively, reported as troubled debt restructurings.

During the year ended June 30, 2011, gross interest income of $125,000 would have been recognized on loans reported as troubled debt restructurings under their original terms prior to restructuring.  Actual interest income of $73,000 was recognized on such loans for the year ended June 30, 2011 reflecting the interest received under the revised terms of those restructured loans.

During the year ended June 30, 2010, gross interest income of $63,000 would have been recognized on loans reported as troubled debt restructurings under their original terms prior to restructuring.  Actual interest income of $46,000 was recognized on such loans for the year ended June 30, 2010 reflecting the interest received under the revised terms of those restructured loans.

No loans were reported as troubled debt restructurings at June 30, 2009, 2008 and 2007.

Loan Review System.  The Company maintains a loan review system consisting of several related functions including, but not limited to, classification of assets, calculation of the allowance for loan losses, independent credit file review as well as internal audit and lending compliance reviews.  The Company utilizes both internal and external resources, where appropriate, to perform the various loan review functions.  For example, the Company has engaged the services of third party firms specializing in loan review and analysis to perform several loan review functions.  The firms review the loan portfolio in accordance with the scope and frequency determined by senior management and the Asset Quality Committee of the Board of Directors.  The third party loan review firms assist senior management and the board of directors in identifying potential credit weaknesses; in appropriately grading or adversely classifying loans; in identifying relevant trends that affect the collectability of the portfolio and identifying segments of the portfolio that are potential problem areas; in verifying the appropriateness of the allowance for loan losses; in evaluating the activities of lending personnel including compliance with lending policies and the quality of their loan approval, monitoring and risk assessment; and by providing an objective assessment of the overall quality of the loan portfolio. Currently, independent loan reviews are being conducted quarterly and include non-performing loans as well as samples of performing loans of varying types within the Company’s portfolio.

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

Classification of Assets.  In compliance with the regulatory guidelines, the Company’s loan review system includes an evaluation process through which certain loans exhibiting adverse credit quality characteristics are classified “Special Mention”, “Substandard”, “Doubtful” or “Loss”.

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

Management evaluates loans classified as substandard or doubtful for impairment in accordance with applicable accounting requirements.  Impairment identified through this evaluation is classified as “Loss” through which a either specific valuation allowance equal to 100% of the impairment is established or the loan is charged off.  In general, loans that are classified as “Loss” in their entirety are charged off directly against the allowance for loan loss.  In a limited number of cases, the net carrying value of an impaired loan may be classified as “Loss” based on regulatory expectations supported by a collateral-dependent impairment analysis.  However, the borrower’s adherence to contractual repayment terms precludes the recognition of an actual charge off.  In these limited cases, a specific valuation allowance equal to 100% of the impaired loan’s carrying value may be maintained against the net carrying value of the asset.

More typically, the Company’s impaired loans with impairment are characterized by “split classifications” (e.g. “Substandard/Loss”) with charge offs being recorded against the allowance for loan loss at the time such losses are realized.  For loans primarily secured by real estate, which comprise over 90% of the Company’s loan portfolio at June 30, 2011, the recognition of impairments as “charge offs” typically coincides with the foreclosure of the property securing the impaired loan at which time the property is brought into real estate owned at its fair value, less estimated selling costs, and any portion of the loan’s carrying value in excess of that amount is charged off against the ALLL.

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

The following table discloses our designation of certain loans as special mention or adversely classified during each of the five years presented.  See Page 42 for discussion regarding classified securities.

	At June 30,
	2011	2010	2009	2008	2007
	(In Thousands)

Special Mention	$11,141	$10,353	$3,506	$—	$736
Substandard	39,093	18,697	14,891	749	1,470
Doubtful	614	—	817	1,871	1,881
Loss (1)	—	—	—	—	—

Total	$50,846	$29,050	$19,214	$2,620	$4,087

      (1) Net of specific valuation allowances

At June 30, 2011, the balance of “Special Mention” loans included a total of 33 loans whose entire outstanding balances were classified in that manner.  As of that same date, the classification of 137 loans with outstanding balances totaling $43,810,000 were split between balances classified as “Substandard” and “Loss” in the amounts of $39,093,000 and $4,717,000, respectively.  The classification of one additional loan with an outstanding balance totaling $623,000 was split between balances classified as “Doubtful” and “Loss” in the amounts of $614,000 and $8,000, respectively.  Finally, the entire outstanding balances of seven loans totaling $1,636,000 were classified as “Loss” at June 30, 2011.

In total, the outstanding balance of loans, or portions thereof, classified as “Loss” totaled $6,361,000 at June 30, 2011.  Specific valuation allowances have been established against these assets in accordance with the Company’s allowance for loan loss methodology.  Consistent with regulatory reporting requirements, the balance of classified assets are reported in the table above net of any applicable specific valuation allowances resulting in the zero net balance for assets classified as “Loss”.

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

During fiscal 2011, the Company expanded the scope of loans that it considers eligible for individual impairment review to now include all one-to-four family mortgage loans as well as its home equity loans and home equity lines of credit.  Expanding the scope of loans individually evaluated for impairment in this manner did not have a material impact on the Company’s allowance for loan loss calculations nor the reported level of its impaired loans.

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

The Company generally obtains updated market values on properties securing mortgage loans when such loans are initially placed on nonperforming status with such values updated approximately every six to twelve months thereafter throughout the foreclosure process.  Appraised values are typically updated at the point of foreclosure and approximately every six to twelve months thereafter while the repossessed property is held as real estate owned.

As supported by accounting and regulatory guidance, the Company reduces the fair value of the collateral by estimated selling costs, such as real estate brokerage commissions, to measure impairment when such costs are expected to reduce the cash flows available to repay the loan.

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

The second tier of the loss measurement process involves estimating the probable and estimable losses which addresses loans not otherwise reviewed individually for impairment.  Such loans include groups of smaller-balance homogeneous loans that may generally be excluded from individual impairment analysis, and are therefore collectively evaluated for impairment, as well as the non-impaired portion of those loans within categories that are otherwise eligible for individual impairment review.

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

The timeframe between when loan impairment is first identified by the Company and when such impairment is ultimately charged off varies by loan type due to the applicable collection, foreclosure and/or collateral repossession processes and timeframes.  For example, unsecured consumer and commercial loans are classified as “loss” at 120 days past due and are generally charged off at that time.

By contrast, the Company’s secured loans are primarily comprised of residential and nonresidential mortgage loans and commercial/business loans secured by properties located in New Jersey where the foreclosure process currently takes approximately 24-36 months to complete.  As noted above, impairment is first measured at the time the loan is initially classified as nonperforming, which generally coincides with initiation of the foreclosure process.  However, such impairment measurements are updated at least quarterly which may result in the identification of additional impairment and loss classifications arising from deteriorating collateral values or other factors effecting the estimated fair value of collateral-dependent loans.  Charge offs of the cumulative portion of secured loans classified as loss, where applicable, are generally recognized upon completion of foreclosure at which time: (a) the property is brought into real estate owned at its fair value, less estimated selling costs, (b) any portion of the loan’s carrying value in excess of that amount is charged off against the ALLL, and (c) the historical loss factors used in the Company’s ALLL calculations are updated to reflect that actual loss.

Accordingly, the historical loss factors used in the Company’s allowance loan loss calculations do not reflect the probable losses on impaired loans until such time that the losses are realized as charge offs.  Consideration of these probable losses in the Company’s historical loss factors would otherwise increase the portion of the allowance for loan losses attributable to such factors.  However, the environmental loss factors utilized by the Company in its allowance for loan loss calculation methodology, as described below, generally serve to recognize the probable losses within the portfolio that have not yet been realized as charge offs.

Inasmuch as impairment is generally first measured concurrent with an eligible loan’s initial classification as “nonperforming”, as described earlier, the timeframes between “nonperforming classification and charge off” and “initial impairment/loss measurement and charge off” are generally consistent.

As noted, the second tier of the Company’s allowance for loan loss calculation also utilizes environmental loss factors to estimate the probable losses within the loan portfolio. Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio. Such risk criteria includes the level of and trends in nonperforming loans; the effects of changes in credit policy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations and changes in local and regional real estate values.  For each category of the loan portfolio, a level of risk, developed from a number of internal and external resources, is assigned to each of the qualitative criteria utilizing a scale ranging from zero (negligible risk) to 15 (high risk). The sum of the risk values, expressed as a whole number, is multiplied by .01% to arrive at an overall environmental loss factor, expressed in basis points, for each category. The outstanding principal balance of each loan category is multiplied by the applicable environmental loss factor to estimate the level of probable losses based upon the qualitative risk criteria.

In evaluating the impact of the level and trends in nonperforming loans on environmental loss factors, the Company first broadly considers the occurrence and overall magnitude of prior losses recognized on such loans over an extended period of time.  For this purpose, losses are considered to include both direct charge offs as well as the portions of impaired assets classified as loss for which specific valuation allowances have been recognized through provisions to the allowance for loan losses.  To the extent that prior losses have generally been recognized on nonperforming loans within a category, a basis is established to recognize existing losses on loans collectively evaluated for impairment based upon the current levels of nonperforming loans within that category.  Conversely, the absence of material prior losses attributable to delinquent or nonperforming loans within a category may significantly diminish, or even preclude, the consideration of the level of nonperforming loans in the calculation of the environmental loss factors attributable to that category of loans.

Once the basis for considering the level of nonperforming loans on environmental loss factors is established, the Company then considers the current dollar amount of nonperforming loans by loan type in relation to the total outstanding balance of loans within the category.  A greater portion of nonperforming loans within a category in relation to the total suggests a comparatively greater level of risk and expected loss within that loan category and vice-versa.

In addition to considering the current level of nonperforming loans in relation to the total outstanding balance for each category, the Company also considers the degree to which those levels have changed from period to period.  A significant and sustained increase in nonperforming loans over a 12-24 month period suggests a growing level of expected loss within that loan category and vice-versa.

As noted above, the Company considers these factors in a qualitative, rather than quantitative fashion when ascribing the risk value, as described above, to the level and trends of nonperforming loans that is applicable to a particular loan category.  As with all environmental loss factors, the risk value assigned ultimately reflects the Company’s best judgment as to the level of expected losses on loans collectively evaluated for impairment.

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

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated.

	For the Years Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Allowance balance (at beginning of period)	$8,561	$6,434	$6,104	$6,049	$5,451
Provision for loan losses	4,628	2,616	317	94	571
Charge-offs:
One-to-four family mortgage	931	202	2	30	—
Home equity loan	7	16	—	—	—
Commercial mortgage	—	322	—	—	—
Commercial business	5	—	—	—	—
Construction	492	—	—	—	—
Other	7	1	3	9	—
Total charge-offs	1,442	541	5	39	—
Recoveries:
One-to-four family mortgage	6	10	—	—	—
Commercial mortgage	2	42	—	—	—
Commercial business	11	—	18	—	27
Other	1	—	—	—	—
Total recoveries	20	52	18	—	27
Net (charge-offs) recoveries	(1,422)	(489)	(13)	(39)	27

Allowance balance (at end of period)	$11,767	$8,561	$6,434	$6,104	$6,049
Total loans outstanding	$1,269,372	$1,013,149	$1,044,885	$1,026,514	$865,031
Average loans outstanding	$1,172,576	$1,030,287	$1,064,019	$951,019	$785,210
Allowance for loan losses as a percent of total loans outstanding	0.93%	0.84%	0.62%	0.59%	0.70%
Net loan charge-offs as a percent of average loans outstanding	0.12%	0.05%	0.00%	0.00%	0.00%
Allowance for loan losses to non-performing loans	33.65%	39.70%	48.92%	388.05%	406.25%

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

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in Thousands)
At end of period allocated to:
Real estate mortgage:
One-to-four family	$6,644	48.13%	$4,302	65.52%	$3,254	65.97%	$2,979	66.99%	$1,854	64.66%
Multi-family and commercial	3,336	30.23	3,315	20.04	2,181	18.89	1,841	17.40	3,602	18.40
Commercial business	880	8.27	108	1.42	73	1.42	44	0.85	27	0.48
Consumer:
Home equity loans	322	8.78	313	10.03	510	10.85	719	12.08	356	13.14
Home equity lines of credit	49	2.59	34	1.12	55	1.16	67	1.12	46	1.47
Other	14	0.30	13	0.42	24	0.43	41	0.39	34	0.54
Construction	289	1.70	245	1.45	106	1.28	118	1.17	130	1.31
	11,534		8,330		6,203		5,809		6,049
Unallocated	233		231		231		295		—

Total	$11,767	100.00%	$8,561	100.00%	$6,434	100.00%	$6,104	100.00%	$6,049	100.00%

The following table sets forth the allocation of the allowance for loan losses by loan category and segment within each valuation allowance category at the dates indicated.  The valuation allowance categories presented reflect the allowance for loan loss calculation methodology in effect at the time.

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Specific valuation allowance:
Real estate mortgage:
One-to-four family	$4,061	$2,433	$150	$—	$—
Multi-family and commercial	1,503	1,771	1,278	1,160	—
Commercial business	692	5	2	3	—
Construction	105	106	—	—	—
Total specific valuation allowance	6,361	4,315	1,430	1,163	—

General valuation allowance (Factors based):
Historical loss factors	738	199	30	33	—
Environmental loss factors:
Real estate mortgage:
One-to-four family	2,160	1,784	3,098	2,972	—
Multi-family and commercial	1,658	1,443	901	679	—
Commercial business	186	103	71	41
Consumer:
Home equity loans	312	305	510	719	—
Home equity lines of credit	49	34	55	67	—
Other	8	8	8	23	—
Construction	62	139	100	112	—
Total environmental loss factors	4,435	3,816	4,743	4,613	—

Total (Factors based)	5,173	4,015	4,773	4,646	—

General valuation allowance (Loan classifications based):
Real estate mortgage:
One-to-four family	—	—	—	—	1,582
Multi-family and commercial (TICIC Participations)	—	—	—	—	2,105
Multi-family and commercial (Non-TICIC)	—	—	—	—	1,028
Commercial business	—	—	—	—	34
Consumer:
Home equity loans	—	—	—	—	286
Home equity lines of credit	—	—	—	—	39
Other	—	—	—	—	27
Construction	—	—	—	—	350
Total (Loan classifications based)	—	—	—	—	5,451

Unallocated general valuation allowance	233	231	231	295	—

Total allowance for loan losses	$11,767	$8,561	$6,434	$6,104	$5,451

During fiscal 2011, the balance of the allowance for loan losses increased by approximately $3.2 million to $11.8 million at June 30, 2011 from $8.6 million at June 30, 2010.  The increase resulted from additional provisions of $4.6 million that were partially offset by net charge offs of $1.4 million during fiscal 2011.  The increase reflects net additions to specific valuation allowances of approximately $2.0 million relating to impaired loans coupled with a net increase in general valuation allowances, including unallocated amounts, of approximately $1.2 million arising from increased levels of historical and environmental loss factors applied to the outstanding balance of the remaining loans within the Company’s portfolio that are evaluated collectively for impairment.

With regard to the reported net additions to specific valuation allowances at June 30, 2011, the Company reported a total of 110 impaired loans with a total outstanding balance of $37.3 million compared to a total of 39 impaired loans with a total outstanding balance of $20.5 million at June 30, 2010.  As of June 30, 2011, the portion of the total allowance for loan losses specifically attributable to the impairment relating to these loans totaled $6.4 million.  By comparison, the impairment identified on loans requiring specific valuation allowances at June 30, 2010 totaled approximately $4.3 million.  The increases in specific valuation allowances reported in fiscal 2011 generally resulted from reductions in the fair value of the real estate securing the collateral dependent loans that were individually evaluated for impairment in accordance with the Company’s allowance for loan loss calculation methodology described earlier.

The balance of the Company’s general valuation allowances, including unallocated amounts, increased by approximately $1.2 million from $4.2 million at June 30, 2010 to $5.4 million at June 30, 2011.  The reported net change in general valuation allowances during fiscal 2011 was attributable to the application of the Company’s historical and environment loss factors to the portion of the loan portfolio that is evaluated collectively for impairment.

With regard to environmental loss factors, the Company recognized a net increase in the allowance for loan losses attributable to changes in such factors during fiscal 2011.  The changes generally reflected several factors including, but not limited to, the increase in the level of nonperforming loans and associated losses within certain specific segments of the loan portfolio.  By contrast, the environmental factors relating to those segments of the portfolio that have not demonstrated a significant and sustained increase in the level of nonperforming loans and losses have remained generally stable or have increased modestly for the reasons noted below.  In conjunction with the net changes to the outstanding balance of the applicable loans, the noted changes resulted in an increase of $619,000 in the applicable portion of the allowance for loan losses to $4.4 million at June 30, 2011 from $3.8 million at June 30, 2010.

Certain categories of loans within the Company’s portfolio have recently experienced a noteworthy increase in the level of nonperforming loans which has coincided with an associated increase in losses recognized on such loans. Consequently, the environmental loss factors utilized to estimate the probable losses within these categories of the portfolio have increased.

For example, for the 12 months ended June 30, 2011, total nonperforming loans, including nonaccrual loans and accruing loans 90 days or more past due, increased $13.4 million from $21.6 million at June 30, 2010 to $35.0 million at June 30, 2011.  For those same comparative periods, the level of impairment identified on such loans, resulting in loss classifications and specific valuation allowances attributable to such losses, increased by $2.1 million from $4.3 million to $6.4 million.

The reported increase in nonperforming loans included loans with net balances at June 30, 2011 totaling $9.4 million that were originally acquired through the Bank’s merger with Central Jersey Bank which closed in November 2010.  Such loans were initially recorded at fair value reflecting any impairment identified on such loans at that time.  The reported increase in impairment losses noted above includes approximately $417,000 of subsequent impairment identified on nonperforming loans acquired from Central Jersey for which loss classifications and specific valuation allowances have been established at June 30, 2011.

In recognition of these subsequent losses, the Company has implemented the use of environmental loss factors for those Central Jersey loans that were evaluated collectively for impairment at June 30, 2011.  Such factors primarily emphasize the risks attributable to changes in the value of underlying collateral and national and local economic trends and conditions.    Given their recent acquisition at fair value, the environmental loss factors initially established for the Central Jersey loans generally reflect a comparatively lower level of risk than those applicable to the remaining portfolio.  In accordance with the methodology described earlier, the Company initially assigned a risk rating of “3” to the two environmental loss factors noted resulting in a total of six basis points of allowance, or approximately $177,000, being allocated to the applicable loans at June 30, 2011.  The level of environmental loss factors attributable to these loans will continue to be monitored and adjusted to reflect the Company’s best judgment as to the level of expected losses on the loans acquired from Central Jersey that are collectively evaluated for impairment.

The remaining increase in nonperforming loans noted above was largely attributable to additional deterioration of loan quality within the specific segment of the residential mortgage loan portfolio that was originally acquired from Countrywide.  Such loans continue to be serviced by their acquirer, BOA, where the collections and foreclosure processes have been subjected to extended delays.  For the 12 months ended June 30, 2011, the level of nonperforming loans attributable to this segment of the Company’s loan portfolio increased by $4.3 million from $12.3 million at June 30, 2010 to $16.6 million at June 30, 2011.  For those same comparative periods, the portion of such loans classified as loss increased by $1.6 million from $2.4 million to $4.0 million.

In recognition of these additional losses, coupled with the expectation for continuing delays in the foreclosure process, the Company has increased the level of environmental loss factors attributable to loans within this specific segment of the residential mortgage loan portfolio that are evaluated collectively for impairment.  From June 30, 2010 to June 30, 2011, the risk ratings assigned to the following environmental loss factors were increased to the levels noted:

• Level of and trends in nonperforming loans: Increased (+3) from “9” to “12” reflecting continued increases in the level of nonperforming loans within the portfolio segment.

• Experience, ability and depth of the lending function’s management and staff:  Increased (+12) from “3” to “15” reflecting the servicer’s managerial and staffing shortcomings evidenced by legal and governmental challenges and intervention into BOA’s collection and foreclosure procedures coupled with delays in the foreclosure process within the New Jersey state court system.

• National and local economic trends and conditions: Increased (+3) from “9” to “12” reflecting lingering adverse effects of deteriorated economic conditions, including high levels of unemployment negatively impacting repayment ability of borrowers.

• Changes in local and regional real estate values: Increased (+9) from “3” to “12” reflecting deterioration of collateral values from original appraised values coupled with the degree of that deterioration in comparison to residential mortgage loans originated internally.

The changes in risk ratings noted above resulted in an increase of 27 basis points of allowance being allocated to the applicable loans at June 30, 2011 compared to the levels at June 30, 2010.  In combination with those that remained unchanged from period to period, total environmental factors applicable to this segment of the residential mortgage loan portfolio increased from 39 basis points at June 30, 2010 to 66 basis points at June 30, 2011 resulting in an increase in the allowance of approximately $286,000.  The level of environmental loss factors attributable to these loans will continue to be monitored and adjusted to reflect the Company’s best judgment as to the level of expected losses on the loans acquired from Countrywide that are collectively evaluated for impairment.

In addition to the changes attributable to increases in the level of nonperforming loans and associated losses within the specific segments of the loan portfolio noted, the Company also increased the risk ratings of certain environmental factors applicable to other categories of loans within its portfolio.  From June 30, 2010 to June 30, 2011, the risk ratings assigned to the following environmental loss factors applicable to originated residential mortgage loans were increased to the levels noted:

• National and local economic trends and conditions: Increased (+3) from “6” to “9” reflecting lingering adverse effects of deteriorated economic conditions, including high levels of unemployment negatively impacting repayment ability of borrowers.

• Changes in local and regional real estate values: Increased (+3) from “3” to “6” reflecting deterioration of collateral values from original appraised values.

In combination with those that remained unchanged from period to period, total environmental factors applicable to this segment of the residential mortgage loan portfolio increased from 24 basis points at June 30, 2010 to 30 basis points at June 30, 2011 resulting in an increase in the allowance of approximately $292,000.

For those same comparative periods, the risk ratings assigned to the following environmental loss factors applicable to originated home equity loans and home equity lines of credit were increased to the levels noted:

• National and local economic trends and conditions: Increased (+3) from “6” to “9” reflecting lingering adverse effects of deteriorated economic conditions, including high levels of unemployment negatively impacting repayment ability of borrowers.

• Changes in local and regional real estate values: Increased (+3) from “9” to “12” reflecting deterioration of collateral values from original appraised values.

In combination with those that remained unchanged from period to period, total environmental factors applicable to these segments of the loan portfolio increased from 30 basis points at June 30, 2010 to 36 basis points at June 30, 2011 resulting in an increase in the allowance of approximately $55,000.

With regard to historical loss factors, the Company’s loan portfolio experienced a net annual charge-off rate of 12 basis points during fiscal 2011 representing an increase of seven basis points from the five basis points of charge offs reported for fiscal 2010.  In conjunction with the net changes to the outstanding balance of the applicable loans, the increase in the historical loss factors attributable to the increased level of actual charge offs during fiscal 2011 resulted in a net increase of $539,000 in the associated general valuation allowances to $738,000 at June 30, 2011 from $199,000 at June 30, 2010.  Notwithstanding its low level of historical charge-offs through fiscal 2011, the Company expects charge offs to increase in the future based, in part, upon the $6.4 million of specific valuation allowances at June 30, 2011 that represent identified impairments on nonperforming loans which are ultimately expected to result in additional charge offs in future periods as such loans work through the resolution process.

The changes in the Company’s historical loss factors from June 30, 2010 to June 30, 2011 reflect the effect of actual charge off and recovery activity on the average charge off rates calculated by the Company’s allowance for loan loss methodology, as described earlier.  As seen below, the net charge off activity has been concentrated in a limited number of categories in the loan portfolio with the greatest impact reflected in the purchased residential mortgage loan, construction loan and multi-family mortgage loan portfolios.

The tables on the following pages present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loans losses attributable to loans collectively evaluated for impairment at June 30, 2011 and June 30, 2010.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at June 30, 2011
Loan Category	Historical Loss Factors	Environmental Loss Factors	Total
Residential mortgage loans
Originated	0.00%	0.30%	0.30%
Purchased	0.40%	0.66%	1.06%
Acquired in merger	0.00%	0.06%	0.06%
Home equity loans
Originated	0.01%	0.36%	0.37%
Acquired in merger	0.00%	0.06%	0.06%
Home equity lines of credit
Originated	0.00%	0.36%	0.36%
Acquired in merger	0.00%	0.06%	0.06%
Construction loans
1-4 family
Originated	3.11%	0.72%	3.83%
Acquired in merger	0.00%	0.06%	0.06%
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.06%	0.06%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.06%	0.06%
Commercial mortgage loans
Multi-family
Originated	0.55%	0.72%	1.27%
Acquired in merger	0.00%	0.06%	0.06%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.06%	0.06%
Commercial business loans
Secured (1-4 family)
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.06%	0.06%
Secured (Other)
Originated	0.04%	0.72%	0.76%
Acquired in merger	0.00%	0.06%	0.06%
Unsecured
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.06%	0.06%

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at June 30, 2011 (continued)
Loan Category	Historical Loss Factors	Environmental Loss Factors	Total
SBA 7A
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.06%	0.06%
SBA Express
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.06%	0.06%
SBA Line of Credit
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.06%	0.06%
SBA Other
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.06%	0.06%
Other consumer loans (1)	-	-	-
________________________________________________
(1)  The Company generally maintains an environmental loss factor of 0.27% on other consumer loans while historical loss factors range from 0.00% to 100.00% based on loan type. Resulting balances in the allowance for loan losses are immaterial and therefore excluded from the presentation.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at June 30, 2010
Loan Category	Historical Loss Factors	Environmental Loss Factors	Total
Residential mortgage loans
Originated	0.00%	0.24%	0.24%
Purchased	0.06%	0.39%	0.45%
Home equity loans
Originated	0.01%	0.30%	0.31%
Home equity lines of credit
Originated	0.00%	0.30%	0.30%
Construction loans
1-4 family
Originated	0.00%	0.72%	0.72%
Multi-family
Originated	0.00%	0.72%	0.72%
Nonresidential
Originated	0.00%	0.72%	0.72%
Commercial mortgage loans
Multi-family
Originated	0.00%	0.72%	0.72%
Nonresidential
Originated	0.00%	0.72%	0.72%
Commercial business loans
Secured (1-4 family)
Originated	0.00%	0.72%	0.72%
Secured (Other)
Originated	0.00%	0.72%	0.72%
Unsecured
Originated	0.00%	0.72%	0.72%
Other consumer loans (1)	-	-	-
________________________________________________
(1)  The Company generally maintains an environmental loss factor of 0.27% on other consumer loans while historical loss factors range from 0.00% to 100.00% based on loan type. Resulting balances in the allowance for loan losses are immaterial and therefore excluded from the presentation.

Finally, general valuation allowances included a balance of the unallocated allowance totaling $233,000 at June 30, 2011.  The balance of the unallocated general allowance, which has remained generally consistent during the past four years, represents the amount established and maintained for probable losses attributable to environmental factors within one or more non-specified segments within the loan portfolio.  In accordance with the Company’s allowance for loan loss methodology, changes in the targeted balance of general valuation allowances attributable to modifications in environmental loss factors may, in whole or in part, be transferred to and from the unallocated allowance subject to the thresholds outlined in the earlier discussion concerning allowance for loan loss calculation methodology.

For fiscal years ended June 30, 2007 and prior, the Company had utilized a loan classification-based methodology to estimate the allowance for loan losses that represented our best estimate of probable losses within the Company’s loan portfolio given current facts and economic circumstances as of the evaluation date.  The loan classification methodology utilized benchmarks to establish the allowance for loan losses based upon their classification within the Company’s classification of assets process described earlier.  For example, the prior methodology generally required that the Company maintain a minimum level of general valuation allowances ranging from 0.30% to 1.00% of the outstanding principal balance of loans graded as “Pass” or “Watch”.  Similarly, general valuation allowances of 5%, 25% and 50%, respectively, were also established and maintained against the outstanding balance of all classified loans rated as “Special Mention”, “Substandard” and “Doubtful”.  Where appropriate, additional general valuation allowance percentages were established and maintained against certain categories of commercial loans.  The prior methodology also required that the Company maintain a specific valuation allowance in the amount of 100% of the outstanding balance of all loans, or portions thereof, classified as Loss which is consistent with the current allowance calculation methodology and regulatory requirements.

During those earlier years, the balance of the Company’s allowance for loan losses comprised general valuation allowances only.  The Company maintained no specific valuation allowances on loans, or portions thereof, resulting from its classification of assets process.  This was consistent with the Company’s reporting of no impaired loans during those same years.

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

Specifically, the Company acquired two banks, one in October 2002 and the other in July 2003. The Bank’s allowance for loan losses, when combined with the allowance for loan losses from each of the acquisitions, as required by GAAP at the time, resulted in an allowance for loan losses that generally reflected a margin for imprecision and uncertainty that is inherent in estimates of probable credit losses. Included in the loan portfolios of both acquired institutions were several loan participations of questionable credit quality originated by TICIC. TICIC enables financial institutions to pool their individual resources into a single facility designed to provide long-term financing for affordable and senior housing in New Jersey while supporting the participating institutions’ Community Reinvestment Act (“CRA”) lending objectives.  Based upon the Company’s understanding of the facts, economic circumstances and probable loss exposure relating to the TICIC loans following the acquisitions, the

Company increased the applicable general valuation allowances to approximately $2.0 million in accordance with the loan classification-based allowance methodology in use during that time.  As described in the table above, the Company maintained the balance of the general valuation allowances attributable to the TICIC loans at $2.1 million during the year ended June 30, 2007 based upon their adverse classification during that year.

Net growth in the loan portfolio during the fiscal year ended June 30, 2007 necessitated a provision of $571,000 to increase the allowance to the level targeted by the Company’s allowance calculation methodology.  The net growth in the allowance during fiscal 2007 also reflected a modest increase in the balance of classified assets.  Specifically, total loans outstanding increased by $157.0 million from $708.0 million at June 30, 2006 to $865.0 million at June 30, 2007.  During that same timeframe, total classified assets increased by $402,000 from $3.7 million to $4.1 million, respectively.  Based upon the allowance calculation methodology in use during that time, the balance of the Company’s valuation allowances increased by $598,000 from $5.4 million at June 30, 2006 to $6.0 million at June 30, 2007 reflecting the combined effects of net loan growth and an increase in the balance of classified assets.  As in prior years, the overall growth in the loan portfolio during fiscal 2007 outpaced that of the allowance.  Consequently, the ratio of the allowance for loan losses to total loans declined to 0.70% at June 30, 2007.

During the fiscal year ended June 30, 2008, the Company revised its allowance for loan loss calculation methodology to that generally described in the preceding discussion.  Doing so resulted in a more precise measurement of estimated probable losses consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses that had been recently updated by bank regulators.  Through this policy statement, bank regulators clarified the applicable regulatory guidance regarding the allowance for loan loss and emphasized the requirement that insured institutions adhere to the applicable accounting standards in calculating the appropriate level for the allowance for loan loss.

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

During the fiscal year ended June 30, 2009, the balance of the allowance for loan losses increased by $330,000 to $6.4 million at June 30, 2009 from $6.1 million at June 30, 2008.  The net increase resulted from additional provisions of $317,000 that were partially offset by charge offs, net of recoveries, totaling approximately $13,000.  Specific valuation allowances attributable to additional impairments on specific loans increased by $267,000 to $1.4 million at June 30, 2009 from $1.2 million at June 30, 2008.  For those same comparative periods, general valuation allowances increased by approximately $127,000 to $4.8 million from $4.6 million reflecting the overall growth in the loan portfolio and stability in the historical and environmental loss factors used in the allowance for loan loss calculation during the year.

During the fiscal year ended June 30, 2010, the balance of the allowance for loan losses increased by approximately $2.1 million to $8.6 million at June 30, 2010 from $6.4 million at June 30, 2009.  The increase resulted from additional provisions of $2.6 million that were partially offset by net charge offs of $489,000 during fiscal 2010.  The increase reflects net additions to specific valuation allowances of approximately $2.9 million relating to impaired loans partially offset by net reductions of general valuation allowances, including unallocated amounts, of approximately $758,000 arising from the application of the historical and environmental loss factors to the outstanding balance of the remaining, non-impaired loans within the Company’s portfolio which declined during the year.

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

With regard to historical loss factors, the Company’s loan portfolio experienced a net annual charge-off rate of five basis points during fiscal 2010 while such losses were limited to one basis point or less during fiscal 2006-2009.  As a result, the Company’s general valuation allowances were derived largely from environmental loss factors with a significantly lesser portion of the allowance attributable to historical loss factors.  Of the balance of general valuation allowances reported at June 30, 2010 and June 30, 2009, $199,000 and $30,000, respectively, were attributable to historical loss factors.

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

Additionally, management’s review and update of the historical and environmental loss factors during fiscal 2010 also resulted in modifications to the Company’s environmental factors from June 30, 2009 to June 30, 2010.  Prior to fiscal 2010, the Company generally utilized a common set of environmental loss factors across most loan types in its ALLL calculation.  During fiscal 2010, the Company modified such loss factors to reflect, in part, the differentiable degrees of risk and comparative trends in credit quality within the various components of the loan portfolio.

The result of such modifications increased the environmental loss factors applied to those categories of loans that the Company generally believes are subject to a comparatively greater level of risk as measured by those factors.  Such loans include commercial mortgage loans, commercial business loans and construction loans that the Company believes are more susceptible to losses attributable to deterioration in national, region and local economic conditions, concentrations of credit and declines in real estate values than other loans within its portfolio.

Conversely, the Company reduced the environmental loss factors attributable to other categories of loans that are believed to present a comparatively lower level of risk as measured by those same factors.  Such loans include originated one-to-four family mortgage loans, including home equity loans and home equity lines of credit, and other consumer loans which have generally demonstrated a comparatively greater resiliency to credit deterioration than other loan types within the Company’s portfolio.  Environmental loss factors applied to purchased one-to-four family mortgage loans serviced by others were maintained at a comparatively higher level than their originated counterparts reflecting the declining trends in credit quality associated with that subset of residential mortgage loans.

As highlighted in the tables supporting this discussion, the noted modifications effectively resulted in a partial reallocation of the ALLL to more precisely reflect the comparative levels of risk and inherent losses attributable to environmental loss factors within the respective components of the loan portfolio.  The net result of these modifications, in conjunction with the overall declines in the outstanding balance of the “non-impaired” loan portfolio, resulted in a net $927,000 reduction in the level of general valuation allowances attributable to environmental factors during fiscal 2010.  By applying the environmental loss factors that were in effect at the close of the prior fiscal year ended June 30, 2009 to the applicable loan balances at June 30, 2010 on a pro forma basis, the Company estimates that approximately $773,000 of the reduction was attributable to the noted modifications to environmental loss factors.  The remaining decline was primarily attributable to the overall reductions in the aggregate outstanding balances of the applicable loans.

The environmental loss factors in effect at June 30, 2010 as reported in the tables above were largely the result of the noted reallocation and were generally maintained at those levels once the reallocation was completed during fiscal 2010.

The Company’s historical loss experience had previously reflected a period of unprecedented and sustained economic expansion that continued through fiscal 2007. The strong economic and real estate market conditions during that time resulted in minimal loan charge-offs through the year ended June 30, 2009.  Accordingly, the Company did not consider the formal validation of the current allowance for loan loss methodology via comparison to our actual charge-off history through that timeframe as necessary or useful.  Notwithstanding the Company’s low historical charge-off rates, however, economic and market conditions deteriorated significantly from fiscal 2008 through fiscal 2011 resulting in an increase in actual charge offs during the past two fiscal years compared to the negligible levels of charges offs in earlier years.  The Company expects that probable loan losses estimated by its current allowance for loan loss methodology, particularly those attributable to specifically identified impairments, will be realized through actual charge-offs in the foreseeable future.  As such, the Company expects to validate the results of its allowance for loan loss calculations based upon historical data as such data builds in the future.  Notwithstanding this future analysis, the Company will continue to regularly update the historical loss factors used to estimate probable losses within its portfolio based upon its actual charge-offs.

Finally, the calculation of probable losses within a loan portfolio and the resulting allowance for loan losses is subject to estimates and assumptions that are susceptible to significant revisions as more information becomes available and as events or conditions effecting individual borrowers and the marketplace as a whole change over time.  Future additions to the allowance for loan losses will likely be necessary if economic and market conditions do not improve in the future from those currently prevalent in the marketplace.  In addition, the federal banking regulators, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate.  The regulators may require the allowance for loan losses to be increased based on its review of information available at the time of the examination, which may negatively affect our earnings.

Securities Portfolio

Our deposits and borrowings have traditionally exceeded our outstanding balance of loans receivable.  We generally invest excess funds into investment securities with an emphasis on agency mortgage-backed securities. At June 30, 2011, our securities portfolio totaled $1.21 billion and comprised 41.8% of our total assets.  By comparison, at June 30, 2010, our securities portfolio totaled $989.7 million and comprised 42.3% of our total assets.

In the recent years preceding fiscal 2010, we had increased the balance of our loan portfolio relative to the size of our securities portfolio in order to improve earnings as contemplated in our strategic business plan.  However, that trend reversed during fiscal 2010 and continued into fiscal 2011 during which the balance of the securities portfolio grew while aggregate loan balances declined.  The Company’s acquisition of Central Jersey resulted in increases in both the loan and securities portfolios.  However, since that acquisition, the trend toward declining loan balances and offsetting growth in investment securities has continued.

Notwithstanding the effects of the Central Jersey acquisition, the increase in the securities portfolio through June 30, 2011 continues to reflect the reinvestment of excess liquidity from deposit growth coupled with additional cash flows attributable to net declines in the loan portfolio for the reasons noted earlier.  Despite the current challenges presented by current economic and market conditions, our strategic business plan continues to call for shifting the mix of our earning assets toward greater balances of loans and lesser balances of investment securities over the longer term.

Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines.  Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, and marketability and performance objectives.  Our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Investment Officer are designated by the Board of Directors as the officers responsible for securities investment transactions and all transactions require the approval of at least two of these designated officers. The Interest Rate Risk Management Committee, currently composed of Directors Hopkins, Regan, Aanensen, Mazza and Leopold Montanaro, with our Chief Operating Officer, Chief Financial Officer, Chief Investment Officer and Enterprise Risk Management Officer participating as management’s liaison to the committee, is responsible for oversight of the securities portfolio. This committee meets quarterly to review the securities portfolio. The results of the committee’s quarterly review are reported to the full Board, which adjusts the investment policy and strategies, as it considers necessary and appropriate.

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

As of June 30, 2011, mortgage-backed securities represented approximately 87.5% of our total investment in securities, compared to 71.3% as of June 30, 2010.  Mortgage-backed securities generally include mortgage pass-through securities and collateralized mortgage obligations which are typically issued with stated principal amounts and backed by pools of mortgage loans.  Collateralized mortgage obligations (“CMOs”) represented less than 1.0% of total mortgage-backed securities at both June 30, 2011 and 2010.  Mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of non-agency corporate issuers) to pool and package mortgage loans into mortgage-backed securities.  The cash flow and re-pricing characteristics of a mortgage pass-through security generally approximate those of the underlying mortgages.  By comparison, the cash flow and re-pricing characteristics of collateralized mortgage obligations are determined by those assigned to an individual security, or “tranche”, within the terms of a larger investment vehicle which allocates cash flows to its component tranches based upon a predetermined structure as payments are received from the underlying mortgagors.

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

Due to a continuing decline in the net asset value of the AMF Fund, the Company elected to withdraw its investment in the fund by invoking a redemption-in-kind option during the first quarter of fiscal 2009 in lieu of cash.  The shares redeemed for cash and the shares redeemed for the underlying securities were written down to fair value as of the trade date resulting in an additional pre-tax charge to operations of $415,000 during the quarter ended September 30, 2008.  Through March 31, 2009, the Company recognized an additional $570,000 of other-than-temporary impairments (“OTTI”) through earnings attributable to further declines in the value of the non-agency collateralized mortgage obligations acquired through the AMF Fund redemption-in-kind.  Effective April 1, 2009, the Company adopted updated guidance relating to the accounting for impairment of investment securities.  As a result, that impairment was bifurcated into credit-related and noncredit-related components of $290,000 and $280,000, respectively.  Further credit-related and noncredit-related OTTI relating to these securities totaling $144,000 and $274,000, respectively, were recognized during the fourth quarter of fiscal 2009.

Through the first three quarters of fiscal 2010, the Company recorded additional credit-related and noncredit-related other-than-temporary impairments relating to these securities totaling $206,000 and $240,000, respectively.  During the fourth quarter ended June 30, 2010, the Company sold the remaining outstanding balance of its non-investment grade, non-agency collateralized mortgage obligations, most of which had been identified as OTTI triggering the recognition of the impairment charges noted above.

During the fiscal year ended June 30, 2011, the credit ratings of an additional eight non-agency collateralized mortgage obligations totaling $34,000 fell below investment grade triggering their sale during the quarter ended March 31, 2011 resulting in a loss on sale of $28,000.  At June 30, 2011, the Company’s remaining portfolio of non-agency collateralized mortgage obligations totaled 12 securities with an aggregate outstanding balance of approximately $203,000.  These securities, all of which were acquired through the AMF Fund redemption and remain in the held-to-maturity portfolio, were not OTTI and were rated as investment grade by one or more rating agencies as of that date.

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

We do not currently use or maintain a trading account.  Securities not classified as “held to maturity” are classified as “available for sale”.  These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as adjustments to Accumulated Other Comprehensive Income, a separate component of equity.  As of June 30, 2011, the $1.3 million remaining balance of all securities originally acquired through the AMF Fund redemption-in-kind, including both agency and non-agency mortgage-backed securities, were classified as held to maturity.  Additionally, the Company has classified $106.5 million of its non-mortgage-backed securities as held to maturity with a majority of such securities representing agency debentures.  The remainder of Company’s portfolio, including all other agency mortgage backed securities, agency debentures, single issuer trust preferred securities and most municipal obligations were classified as available for sale at June 30, 2011.

Other than mortgage-backed or debt securities issued or guaranteed by the U.S. government or its agencies, we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity at June 30, 2011.  All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value.  Purchases of securities are made based on certain considerations, which include the interest rate, tax considerations, volatility, yield, settlement date and maturity of the security, our liquidity position and anticipated cash needs and sources.  The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments.  We do not purchase securities that are rated below investment grade.

During the years ended June 30, 2011, 2010 and 2009, proceeds from sales of securities available for sale totaled $26.5 million, $34.2 million and $7.3 million which resulted in gross gains of $784,000, $1.5 million and $-0- and gross losses of $7,000, $-0- and $415,000, respectively.  Proceeds from sale of securities held to maturity during the year ended June 30, 2011 and 2010 totaled $34,000 and $1.1 million with gross losses of $28,000 and $1.0 million, respectively.  There were no sales of held to maturity securities during the year ended June 30, 2009.

As of June 30, 2011, two securities with a combined amortized cost $4.9 million were classified as “Substandard” for regulatory reporting purposes.  The securities represent two single issuer, trust preferred securities whose credit-ratings had fallen below investment grade by one of two rating agencies monitored by the Company.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. Mortgage-backed securities include mortgage pass-through securities and collateralized mortgage obligations.

	At June 30,
	2011	2010	2009	2008	2007
	(In Thousands)
Securities Available for Sale:
U.S. agency obligations	$6,591	$3,942	$4,557	$5,513	$6,864
Obligations of states and political subdivisions	30,635	18,955	18,340	17,757	65,333
Mutual funds (1)	—	—	—	7,545	7,795
Trust preferred securities	7,447	6,600	5,130	7,368	8,877
Total securities available for sale	44,673	29,497	28,027	38,183	88,869

Securities Held to Maturity:
U.S. agency obligations	103,458	255,000	—	—	—
Obligations of states and political subdivisions	3,009	—	—	—	—
Total securities held to maturity	106,467	255,000	—	—	—

Mortgage-Backed Securities Available for Sale:
Government National Mortgage Association	13,581	15,628	18,431	21,930	29,540
Federal Home Loan Mortgage Corporation	390,448	273,704	289,468	317,448	252,497
Federal National Mortgage Association	656,218	414,123	375,886	386,645	361,742
Total mortgage-backed securities available for sale	1,060,247	703,455	683,785	726,023	643,779

Mortgage-Backed Securities Held to Maturity:
Federal Home Loan Mortgage Corporation	212	267	373	—	—
Federal National Mortgage Association	930	1,123	1,439	—	—
Non-agency	203	310	2,509	—	—
Total mortgage-backed securities held to maturity	1,345	1,700	4,321	—	—

Total	$1,212,732	$989,652	$716,133	$764,206	$732,648

(1)	As of June 30, 2008 and 2007, our mutual fund investment consisted of shares issued by the AMF Fund.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2011.  This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.  At June 30, 2011, securities with a carrying value of $77.4 million are callable within one year.

	At June 30, 2011
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Market Value
	(Dollars in Thousands)

Trust preferred securities	$—	—%	$—	—%	$—	—%	$7,447	2.07%	$7,447	2.07%	$7,447
U.S. agency obligations	—	—%	48,476	1.75%	20,064	2.25%	41,509	2.04%	110,049	1.95%	110,624
Obligations of states and political subdivisions	33,644	0.94%	—	—%	—	—%	—	—%	33,644	0.94%	33,654
Mortgage-backed securities:
Pass-through:
Government National Mortgage Association	1	10.58%	79	11.62%	765	9.08%	12,736	4.67%	13,581	4.96%	13,581
Federal Home Loan Mortgage Corporation	1	5.10%	140	3.62%	165,686	2.99%	224,766	3.63%	390,593	3.36%	390,597
Federal National Mortgage Association	4,372	6.12%	1,620	1.81%	296,626	2.66%	350,447	3.96%	653,065	3.38%	653,075
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	—	—%	—	—%	—	—%	67	5.65%	67	5.65%	72
Federal National Mortgage Association	—	—%	—	—%	—	—%	4,083	2.21%	4,083	2.21%	4,151
Non-agency	—	—%	—	—%	—	—%	203	3.33%	203	3.33%	187

Total	$38,018	1.54%	$50,315	1.77%	$483,141	2.77%	$641,258	3.70%	$1,212,732	3.18%	$1,213,388

Sources of Funds

General.  Deposits are our primary source of funds for lending and other investment purposes.  In addition, we derive funds from loan and mortgage-backed securities principal repayments and proceeds from the maturities and calls of non-mortgage-backed securities.  Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions.  Borrowings from the FHLB of New York and other short term borrowings are also used to supplement the funding for loans and investments.

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

Deposits are obtained primarily from within New Jersey.  Traditional methods of advertising are used to attract new customers and deposits, including radio, print media, outdoor advertising, direct mail and inserts included with customer statements.  We do not currently utilize the services of deposit brokers or Internet listing services.  Premiums or incentives for opening accounts are sometimes offered.  One of our key retail products in recent years has been “Star Banking”, which bundles a number of banking services and products together for those customers with a checking account with direct deposit and combined deposits of $20,000 or more, including Internet banking, bill pay, telephone banking, reduced rates on home equity loans and a 25 basis point premium on certificates of deposit with a term of at least one year, excluding special promotions.  During the latter half of fiscal 2010, we also began to offer “High Yield Checking” which is primarily designed to attract core deposits in the form of customers’ primary checking accounts through interest rate and fee reimbursement incentives to qualifying customers.  The comparatively higher interest expense associated with the “High Yield Checking” product in relation to our other checking products is partially offset by the transaction fee income associated with the account.

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

A large percentage of our deposits are in certificates of deposit, which represented 53.6% and 60.3% of total deposits at June 30, 2011 and June 30, 2010, respectively.  Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed.  At

June 30, 2011 and June 30, 2010, certificates of deposit maturing within one year were $788.7 million and $716.3 million, respectively.  Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue.  At June 30, 2011, $455.9 million or 39.6% of our certificates of deposit were certificates of $100,000 or more compared to $333.4 million or 34.0% at June 30, 2010.  The general level of market interest rates and money market conditions significantly influence deposit inflows and outflows.  The effects of these factors are particularly pronounced on deposit accounts with larger balances.  In particular, certificates of deposit with balances of $100,000 or greater are traditionally viewed as being a more volatile source of funding than comparatively lower balance certificates of deposit or non-maturity transaction accounts.  In order to retain certificates of deposit with balances or $100,000 or more, we may have to pay a premium rate, resulting in an increase in our cost of funds.  In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Years Ended June 30,
	2011			2010			2009
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in Thousands)

Non-interest-bearing demand	$98,587	5.08%	0.00%	$55,436	3.68%	0.00%	$51,132	3.72%	0.00%
Interest-bearing demand	377,978	19.50	0.91	198,623	13.19	1.17	156,883	11.41	1.34
Savings and club	375,767	19.38	0.58	315,715	20.97	1.03	293,483	21.35	1.05
Certificates of deposit	1,086,544	56.04	1.69	935,684	62.16	2.41	873,257	63.52	3.50

Total deposits	$1,938,876	100.00%	1.24%	$1,505,458	100.00%	1.87%	$1,374,755	100.00%	2.60%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2011	2010	2009
	(In Thousands)
Interest Rate
0.00-0.99%	$357,356	$9,396	$3,122
1.00-1.99%	517,529	648,259	187,827
2.00-2.99%	222,774	206,791	182,588
3.00-3.99%	18,722	67,991	417,596
4.00-4.99%	26,420	40,482	106,994
5.00-5.99%	9,046	6,613	6,616

Total	$1,151,847	$979,532	$904,743

The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of the date indicated.

At June 30, 2011
(In Thousands)
Maturity Period
Within three months	$106,269
Three through six months	81,898
Six through twelve months	107,691
Over twelve months	160,085

$455,943

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2011.

	Amount Due
	Within 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years	Total
	(In Thousands)
0.00-0.99%	$347,449	$9,907	$—	$—	$—	$—	$357,356
1.00-1.99%	336,854	153,292	25,820	1,534	29	—	517,529
2.00-2.99%	83,325	42,799	44,779	14,606	37,265	—	222,774
3.00-3.99%	6,729	7,564	3,368	1,061	—	—	18,722
4.00-4.99%	10,339	16,077	—	3	1	—	26,420
5.00-5.99%	3,976	5,070	—	—	—	—	9,046

Total	$788,672	$234,709	$73,967	$17,204	$37,295	$—	$1,151,847

Borrowings.  To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the FHLB of New York.  We make use of FHLB advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer-term fixed-rate loans and mortgage-backed securities.

Advances from the FHLB are typically secured by our FHLB capital stock and certain investment securities we choose to utilize as collateral for such borrowings.  Additional information regarding our FHLB advances is included under Note 14 to consolidated financial statements.

Short-term FHLB advances generally have original maturities of less than one year and include overnight borrowings which the Bank typically utilizes to address short term funding needs as they arise.  The Bank had no short term borrowings from the FHLB at June 30, 2011.

Long-term advances generally include term advances with original maturities of greater than one year.   At June 30, 2011, our outstanding balance of long-term FHLB advances totaled $211.0 million with a weighted average interest rate of 3.74%.  Our long term advances mature as follows:

(In Thousands)
Maturing in Years Ending June 30,
2013	$5,000
2015	5,000
2018	200,000
2021	1,020
211,020
Fair value adjustments	441
Total	$211,461

The market value of investment securities that the Bank has posted as collateral for FHLB advances at June 30, 2011 totaled $317.8 million.  Based upon that value, the Bank is eligible to borrow up to an additional $90.4 million of advances from the FHLB as of that date.  The Bank is authorized to post additional collateral in the form of other unencumbered investments securities and eligible mortgage loans that may expand its borrowing capacity with the FHLB up to 30% of the Bank’s total assets.  Additional borrowing capacity up to 50% of the Bank's total assets may be authorized with the approval of the FHLB's Board of Directors or Executive Committee.

The balance of borrowings at June 30, 2011 also included overnight borrowings in the form of depositor sweep accounts totaling $36.2 million.  Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

Subsidiary Activity

Kearny Financial Corp. has two wholly owned subsidiaries: Kearny Federal Savings Bank and Kearny Financial Securities, Inc.

Kearny Financial Securities, Inc. was organized in April 2005 under Delaware law as a Delaware Investment Company primarily to hold mortgage-backed and non-mortgage-backed securities. At June 30, 2011, it held assets totaling approximately $9,300 and was considered inactive.

Kearny Federal Savings Bank has three wholly owned subsidiaries: KFS Financial Services, Inc., KFS Investment Corp and CJB Investment Corp.  A fourth subsidiary, Kearny Federal Investment Corp. was dissolved in fiscal 2008.

KFS Financial Services, Inc. was incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., and was acquired in Kearny’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000. It is a service corporation subsidiary organized for selling insurance products, including annuities, to Bank customers and the general public through a third party networking arrangement. KFS Financial Services, Inc. is not a licensed insurance agency and it may only offer insurance products through an agreement with a licensed insurance agency. KFS Financial Services, Inc. has entered into an agreement with The Savings Bank Life Insurance Company of Massachusetts, a licensed insurance agency, through which it offers insurance products. At June 30, 2011, it held assets totaling approximately $310,000.

KFS Investment Corp. was organized in October 2007 under New Jersey law as a New Jersey Investment Company to potentially replace Kearny Federal Investment Corp.  At June 30, 2011, KFS Investment Corp. held no assets and was considered inactive.

CJB Investment Corp. and its wholly owned subsidiary Central Delaware Investment Corp. were acquired by Kearny Federal Savings Bank through the Company’s acquisition of Central Jersey Bancorp in November 2011.  CJB Investment Corp. was organized under New Jersey Law as a New Jersey Investment Company while Central Delaware Investment Corp was organized under Delaware law as a Delaware Investment Company.  Both CJB Investment Corp. and Central Delaware Investment Corp. were organized primarily to hold mortgage-backed and non-mortgage-backed securities.  At June 30, 2011, CJB Investment Corp. has total consolidated assets of $161.9 million comprised primarily of investment securities and cash and cash equivalents.

Finally, Kearny Federal Investment Corp. was organized in May 2004 under New Jersey law as a New Jersey Investment Company primarily to hold mortgage-backed and non-mortgage-backed securities.  As noted above, Kearny Federal Investment Corp. was formally dissolved and its assets returned to its parent, Kearny Federal Savings Bank in June 2008.

Personnel

As of June 30, 2011, we had 379 full-time employees and 57 part-time employees equating to a total of 408 full time equivalent (“FTE”) employees.  By comparison, at June 30, 2010, we had 274 full-time employees and 11 part-time employees equating to a total of 280 FTEs.  The net increase in FTE’s year-over-year was primarily attributable to the Company’s acquisition of Central Jersey Bancorp in November 2010.  Our employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act has eliminated our long-time primary federal regulator and subjects savings and loan holding companies to greater regulation.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that are likely to affect us are the following:

Elimination of OTS.  Effective July 21, 2011, the Dodd-Frank Act eliminated the OTS, which historically has been our primary federal regulator and the primary federal regulator of the Bank.  At that time, the primary federal regulator of Kearny Financial Corp. became the Board of Governors of the Federal Reserve System (the “Federal Reserve” or “FRB”), and the primary federal regulator for the Bank became the Office of the Comptroller of the Currency (“OCC”).  The Federal Reserve and OCC will generally have rulemaking, examination, supervision and oversight authority over our operations and the FDIC will retain secondary authority over the Bank.  The Federal Reserve and OCC have provided a list of the current regulations issued by the OTS that each will continue to apply.  OTS guidance, orders, interpretations, policies and similar items under which we and other savings and loan holding companies and federal savings associations operate will continue to remain in effect until they are superseded by new guidance and policies from the OCC or Federal Reserve.

New Limits on MHC Dividend Waivers.  Effective as of the date of transfer of OTS’s duties, the Dodd-Frank Act made significant changes in the law governing waivers of dividends by mutual holding companies.  After that date, a mutual holding company may only waive the receipt of a dividend from a subsidiary if no insider of the mutual holding company or their associates or tax-qualified or non-tax-qualified employee stock benefit plan holds any shares of the class of stock to which the waiver would apply, or the mutual holding company gives written notice of its intent to waive the dividend at least 30 days prior to the proposed payment date and the Federal Reserve does not object.  The Federal Reserve will not object to a dividend waiver if it determines that the waiver would not be detrimental to the safe and sound operation of the savings association, the mutual holding company’s board determines that the waiver is consistent with its fiduciary duties and the mutual holding company has waived dividends prior to December 1, 2009.  In addition, waived dividends must be taken into account in determining the appropriate exchange ratio for a second-step conversion of a mutual holding company unless the mutual holding company has waived dividends prior to December 1, 2009.  The interim final regulations adopted by the Federal Reserve would require dividend waivers to be approved by members at least every 12 months.

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

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

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

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters

Transactions with Affiliates and Insiders.  Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Debit Card Interchange Fees.  Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud.  The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

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

Regulation of the Bank

General.  As a federally chartered savings bank with deposits insured by the FDIC, the Bank is subject to extensive regulation by federal banking regulators.  This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities  and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses.  The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment.  Federal savings banks are also subject to reserve requirements imposed by the FRB.  Both state and federal law regulate a federal savings bank’s relationship with its depositors and borrowers, especially in such matters as the ownership of savings accounts and the form and content of the bank’s mortgage documents.

As a result of the Dodd-Frank Act, the OCC assumed principal regulatory responsibility for federal savings banks from the OTS effective July 21, 2011. Under the Dodd-Frank Act, all existing OTS guidance, orders, interpretations, procedures and other advisory in effect prior to that date will continue in effect and shall be enforceable against the OCC until modified, terminated, set aside or superseded by the OCC in accordance with applicable law.  The OCC has adopted most of the substantive OTS regulations on an interim final basis.

The Bank must file reports with the OCC concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions.  The OCC will regularly examine the Bank and prepares reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations. The OCC will have substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Comptroller of the Currency to take enforcement action with respect to a particular federally chartered savings bank and, if the Comptroller does not take action, the FDIC has authority to take such action under certain circumstances.

Federal Deposit Insurance.   The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2012.  Prior to the Dodd-Frank Act, the FDIC had established a Temporary Liquidity Guarantee Program under which, for the payment of an additional assessment by insured banks that did not opt out, the FDIC fully guaranteed all non-interest-bearing transaction accounts until June 30, 2010 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009, with the FDIC’s guarantee expiring by December 31, 2012 (the “Debt Guarantee Program”).  Neither the Company nor the Bank opted out of the Debt Guarantee Program but neither issued any debt thereunder.  The Bank did not opt out of the original Transaction Account Guarantee Program but did opt out of its extension.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points of insured deposits with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate could be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate could also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment could not increase an institution’s base assessment rate by more than 50%.

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

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled for 2011 regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.  Pursuant to the new restoration plan, the FDIC will forgo the 3 basis point increase in assessments scheduled to take effect on January 1, 2011.

The FDIC has adopted new assessment regulations that redefine the assessment base as average consolidated assets less average tangible equity.  Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages.  In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets would be reduced by goodwill and other intangibles.  Average tangible equity will equal Tier 1 capital. For institutions with more than $1.0 billion in assets average tangible equity will be calculated on a weekly basis while smaller institutions may use the quarter-end balance.  Beginning April 1, 2011, the base assessment rate for insured institutions in Risk Category I will range between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points.  An institution’s assessment rate will be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which will be assessed at a rate between 5 and 35 basis points.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged 0.01% of insured deposits on an annualized basis in fiscal year 2011.  These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements.  Under the Home Owners’ Loan Act, savings institutions are required to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% of total adjusted assets and (3) risk-based capital equal to 8% of total risk-weighted assets. For information on the Bank’s compliance with these regulatory capital standards, see Note 16 to consolidated financial statements.  In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well and has the authority to establish higher capital requirements for individual institutions where necessary.

In addition, the OCC may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% take certain action to increase its capital ratios. If the savings institution’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the OCC may restrict its activities.

For purposes of these capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights.  Tier 1 or core capital is defined as common stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries and certain non-withdrawable accounts and pledged deposits of mutual savings banks.  The Bank does not have any non-withdrawable accounts or pledged deposits.  Tier 1 and core capital are reduced by an institution’s intangible assets, with limited exceptions for certain mortgage and non-mortgage servicing rights and purchased credit card relationships.  Both core and tangible capital are further reduced by an amount equal to the savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible for national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

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

Dividend and Other Capital Distribution Limitations.  Federal regulations impose various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.  A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file notice with the FRB and an application or a notice with the OCC at least thirty days before making a capital distribution, such as paying a dividend to the Company.  A savings institution must file an application with the OCC for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OCC or applicable regulations.  The FRB may disapprove a notice and the OCC may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation, enforcement action or agreement or condition imposed in connection with an application.

During the fiscal year ended June 30, 2008, the Bank applied for and received the approval from the OTS to distribute $19,000,000 to the Company which was paid by the Bank to the Company in November, 2007.  During the fiscal year ended June 30, 2010, an application for a capital distribution from the Bank to the Company was approved by the OTS in the amount of $6,000,000 which was paid by the Bank to the Company in December, 2009.  Finally, during the fiscal year ended June 30, 2011, the Bank applied for and received the approval from the OTS to distribute a total of $87,300,000 to the Company which provided the funding for the acquisition of Central Jersey in November 2010 and the repayment of the subordinated debentures in April 2011 that related to the trust preferred securities issued by Central Jersey prior to the acquisition.

Qualified Thrift Lender Test.  Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. Under the Dodd-Frank Act, a savings institution that fails to satisfy the qualified thrift lender test will be deemed to have violated Section 5 of the Home Owners’ Loan Act.  To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business and specified liquid assets up to 20% of total assets.  A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months.

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

Community Reinvestment Act.  Under the CRA, every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  The CRA requires the OCC to assess the depository institution’s record of meeting the credit needs of its community and to consider such record in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank.  The OCC may use an unsatisfactory CRA examination rating as the basis for the denial of an application.  The Bank received a satisfactory CRA rating in its most recent CRA examination.

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

Regulation of the Company

General.   The Company is a savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act.  As a result of the Dodd-Frank Act, it is now required to file reports with the FRB and is subject to regulation and examination by the FRB, as successor to the OTS.  The Company must also obtain regulatory approval from the FRB before engaging in certain transactions, such as mergers with or acquisitions of other financial institutions.  In addition, the FRB has enforcement authority over the Company and any non-savings institution subsidiaries.  This permits the FRB to restrict or prohibit activities that it determines to be a serious risk to the Bank.  This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

The FRB has indicated that, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the Home Owners’ Loan Act, it intends to apply its current supervisory approach to the supervision of bank holding companies to savings and loan holding companies.  The stated objective of the FRB will be to ensure the savings and loan holding company and its non-depository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the safety and soundness of the subsidiary depository institutions.  The FRB has generally adopted the substantive provisions of OTS regulations governing savings and loan holding companies on an interim final basis with certain modifications as discussed below.

Activities Restrictions.  As a savings and loan holding company and as a subsidiary holding company of a mutual holding company, the Company is subject to statutory and regulatory restrictions on its business activities.  The non-banking activities of the Company and its non-savings institution subsidiaries are restricted to certain activities specified by the FRB regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987 and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act.  Before engaging in any non-banking activity or acquiring a company engaged in any such activities, the Company must file with the FRB either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.  Under the Dodd-Frank Act, a savings and loan holding company may only engage in activities authorized for financial holding companies if they meet all of the criteria to qualify as a financial holding company.  Accordingly, the FRB will require savings and loan holding companies to elect to be treated as financial holding companies in order to engage in financial holding company activities.  In order to make such an election, the savings and loan holding company and its depository institution subsidiaries must be well capitalized and well managed.

Mergers and Acquisitions.  The Company must obtain approval from the FRB before acquiring, directly or indirectly, more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation, or purchase of its assets.  Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the FDIC.  In evaluating an application for the Company to acquire control of a savings institution, the FRB would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Waivers of Dividends by Kearny MHC.  As permitted by OTS policies, the MHC has historically waived the receipt of dividends from the Company.  The OTS reviewed dividend waiver notices on a case-by-case basis and, in general, did not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members and (ii) the waiver would not be detrimental to the safe and sound operations of the subsidiary savings association.  During the year ended June 30, 2011, the MHC waived its right, upon non-objection from the OTS, to receive cash dividends of $10.2 million declared during the year.

Effective with the transfer of OTS’s jurisdiction over savings and loan holding companies to the FRB (the “transfer date”), a mutual holding company may only waive the receipt of a dividend from a subsidiary if no insider of the mutual holding company or their associates or tax-qualified or non-tax-qualified employee stock benefit plan holds any shares of the class of stock to which the waiver would apply, or the mutual holding company gives written notice of its intent to waive the dividend at least 30 days prior to the proposed payment date and the FRB does not object.  The FRB may not object to a dividend waiver if it determines that the waiver would not be detrimental to the safe and sound operation of the savings association, the mutual holding company’s board determines that the waiver is consistent with its fiduciary duties and the mutual holding company has waived dividends prior to December 1, 2009.

The FRB’s interim final rule on dividend waivers would require that any notice of waiver of dividends include a board resolution together with any supporting materials relied upon by the MHC board to conclude that the dividend waiver is consistent with the board’s fiduciary duties.  The resolution must include: (i) a description of the conflict of interest that exists because of a MHC director’s ownership of stock in the subsidiary declaring the dividend and any actions taken to eliminate the conflict of interest, such as a waiver by the directors of their right to receive dividends; (ii) a finding by the MHC that the waiver is consistent with its fiduciary duties despite any conflict of interest; (iii) an affirmation that the MHC is able to meet the terms of any loan agreement for which the stock of the subsidiary is pledged or to which the MHC is subject; and (iv) any affirmation that as majority of the MHC’s members have approved a waiver of dividends within the past 12 months and that the proxy statement used for such vote included certain disclosures.

Conversion of the MHC to Stock Form.  Federal regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization, commonly referred to as a second step conversion.  In a second step conversion a new holding company would be formed as the successor to the Company, the MHC’s corporate existence would end and certain depositors of the Bank would receive the right to subscribe for shares of the new holding company.  In a second step conversion, each share of common stock held by stockholders other than the MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that the Company’s stockholders own the same percentage of common stock in the new holding company as they owned in the Company immediately prior to the second step conversion.  Under the OTS regulations, the Company’s stockholders would not be diluted because of any dividends waived by the MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event the MHC converts to stock form.  The total number of shares held by the Company’s stockholders after a second step conversion also would be increased by any purchases by the Company’s stockholders in the stock offering of the new holding company conducted as part of the second step conversion.

Under the Dodd-Frank Act, waived dividends must be taken into account in determining the appropriate exchange ratio for a second-step conversion of a mutual holding company unless the mutual holding company has waived dividends prior to December 1, 2009.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or as otherwise defined by the FRB.  Under the Change in Bank Control Act, the FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control is then subject to regulation as a savings and loan holding company.

Holding Company Capital Requirements.  Effective as of the transfer date, the FRB will be authorized to establish capital requirements for savings and loan holding companies.  These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the FRB to apply consolidated capital requirements that are no less stringent than those currently applied to depository institutions to depository institution holding companies that were not supervised by the FRB as of May 19, 2009.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.

The FRB stated that it is considering applying the same consolidated risk-based and leverage capital requirements to savings and loan holding companies as those applied to bank holding companies under Basel III to the extent reasonable and feasible taking into consideration the unique characteristics of savings and loan holding companies and requirements of the Home Owners’ Loan Act.  The FRB expects these rules to be finalized in 2012 and implementation to begin in 2013.

Item 1A. Risk Factors

The following is a summary of what management, in its opinion, currently believes to be the material risks related to an investment in the Company’s securities.

We may not realize the anticipated benefits from our proposed acquisition of Central Jersey Bancorp.

On November 30, 2010, we acquired Central Jersey Bancorp (“Central Jersey”) and its wholly owned subsidiary, Central Jersey Bank, National Association (“Central Jersey Bank”).  Through June 30, 2011, the acquisition of Central Jersey has strengthened our market position in Monmouth and Ocean Counties and increased our profitability by increasing our commercial loan portfolio.  However, the longer term success of this transaction will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the Bank and Central Jersey Bank in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of Central Jersey Bank nor result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

A continuation or worsening of national and local economic conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which may negatively impact our financial condition and results of operations.

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. In recent years, the national economy has experienced recessionary conditions that have resulted in general economic downturns, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. The economic recession has also had a negative impact on our primary market area. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Continued or further deterioration in local economic conditions could also drive the level of loan losses beyond the level we have provided for in our allowance for loan losses, which could necessitate increasing our provision for loans losses and reduce our earnings. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings would decrease.

At June 30, 2011, we had approximately $109.4 million in intangible assets on our balance sheet comprising $108.6 million of goodwill and $807,000 of core deposit intangibles. We are required to test our goodwill and identifiable intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but such an impairment loss could significantly restrict the Bank’s ability to make dividend payments to us.

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

From an interest rate risk perspective, the Company has generally been liability sensitive, which indicates that liabilities generally re-price faster than assets.  The timing mismatch of the re-price of interest-earning assets and interest-bearing liabilities is referred to as the gap position.  The most common measurement interval is one year.  At June 30, 2011, the Company’s one-year gap position was -2.08% and at June 30, 2010 it was +0.91%.  During the fiscal year it fluctuated from +2.50 % at September 30, 2010 to -0.46 % at December 31, 2010 to -1.29 % at March 31, 2011.  The modest change in the one-year gap position reflects a variety of substantial changes within the balance sheet that, in aggregate, did not significantly impact the Company’s interest rate risk position as measured from the gap perspective.  Most notably, the Company’s balance sheet at June 30, 2011 reflected the acquisition of Central Jersey during fiscal 2011 and the inherent sensitivity to interest rate risk characterizing the interest-earning assets and interest-bearing liabilities acquired.  In conjunction with a variety of less notable changes to the composition and allocation of its interest-earning assets and interest-bearing liabilities, the acquisition of Central Jersey resulted in a modest increase in the  “mismatch” between the dollar amount of assets and liabilities that are re-pricing within a one year interval at June 30, 2011 from June 30, 2010.

In response to negative economic developments, the Federal Open Market Committee has steadily reduced its federal funds rate target from 5.25% in September 2007 to between 0.00% and 0.25% currently which has had the effect of reducing our cost of funds.  However, the benefits to earnings arising from the reduction in our cost of interest-cost liabilities have been partially offset by reduced yields on the Company’s interest-earning assets.  Notwithstanding reduced yields on interest-earning assets, the Company’s net interest rate spread increased by 11 basis points to 2.56% for the year ended June 30, 2011 from 2.45% for the year ended June 30, 2010.  For those same comparative periods, the Company’s net interest margin declined three basis points to 2.80% from 2.83% partly reflecting the utilization of capital to acquire Central Jersey and the resulting increase in nonearning, intangible assets.

The improvements in the Company’s net interest income and the associated net interest spread are partially indicative of its overall level of liability sensitivity which has generally proven to be beneficial to net interest income during fiscal 2011.  However, the Company’s liability sensitivity may adversely effect net income and earnings in the future when market interest rates ultimately increase from their historical lows and its cost of interest-bearing liabilities rises faster than its yield on interest-earning assets.

As of June 30, 2011, $788.7 million or 68.5% of our certificates of deposit mature within one year.  During the year ending June 30, 2012, $200.0 million of FHLB advances are callable, but based on the interest rate environment as of June 30, 2011 it appears unlikely that they will be called.  With respect to re-pricing assets, at June 30, 2011, the Company maintained balances of short term, liquid assets of

$222.6 million.  During the year ending June 30, 2012, $61.4 million of loans will reach their contractual maturity dates.  The effect of subsequent interest rate changes will be reflected in the re-pricing of $215.2 million of loans maturing after June 30, 2012 and mortgage-backed securities and non-mortgage-backed securities with floating or adjustable rates with amortized costs of $136.4 million.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the required amount of the allowance for loan losses, we evaluate certain loans individually and establish specific loan loss allowances for identified impairments.  For all non-impaired loans, including those not individually reviewed, we estimate losses and establish general loan loss allowances based upon historical and environmental loss factors.  If the assumptions used in our calculation methodology are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. While our allowance for loan losses was 0.93% of total loans at June 30, 2011, significant additions to our allowance could materially decrease our net income.

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

At June 30, 2011, we had investment securities with fair values of approximately $113.6 million of which we had approximately $1.9 million in gross unrealized losses.  All unrealized losses on investment securities at June 30, 2011 represented temporary impairments of value.  However, if changes in the expected cash flows of these securities and/or prolonged price declines result in our concluding in future periods that the impairment of these securities is other than temporary, we will be required to record an impairment charge against income equal to the credit-related impairment.

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

The net proceeds from our initial public offering in February 2005 substantially increased our equity capital.  We expect to take time to invest this capital prudently.  As a result, our return on equity, which is the ratio of earnings divided by average equity capital, is lower than that of many similar companies.  To the extent that the stock market values a company based, in part, on its return on equity, our low return on equity relative to our peer group could negatively affect the trading price of our common stock.  During the year ended June 30, 2011, there was ongoing evaluation and implementation of growth and diversification strategies related to execution of the Company’s business plan including, most significantly, the acquisition of Central Jersey Bancorp.  The Company expects to continue these efforts to grow and diversify the balance sheet with the goals of improving profitability.

The costs of our stock compensation plans are a significant expense and funding of the plans may dilute shareholders’ ownership interest in Kearny Financial Corp.

Effective upon completion of the Company’s initial public offering, the Bank established an Employee Stock Ownership Plan (“ESOP”).  We currently recognize compensation expense for the ESOP as shares are committed for release to the participants’ accounts each month based on the monthly average market price of the shares.  We recognize additional annual employee compensation and benefit expenses from stock options granted and restricted stock awarded to officers under the 2005 Stock Compensation and Incentive Plan. We expense the fair value of all options over their vesting periods and the fair value of restricted shares over the requisite service periods, in both cases five years.  These additional expenses adversely affect our profitability and stockholders’ equity.

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

Kearny MHC owns 75% of Kearny Financial Corp.’s common stock at June 30, 2011 and is able to exercise voting control over most matters put to a vote of shareholders, including the election of directors.  Kearny MHC may also exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares.  The Board of Directors of Kearny MHC is also the Board of Directors of Kearny Financial Corp.

New Federal Reserve Regulations could affect the ability of Kearny MHC to waive dividends

In accordance with OTS policies, our mutual holding company, Kearny MHC has historically waived receipt of all or substantially all of dividends paid by the Company.  These dividend waivers have allowed the Company to pay higher dividends than would otherwise be feasible without the waiver.  Pursuant to the Dodd-Frank Act, the Federal Reserve has assumed jurisdiction over dividend waivers by federal mutual holding companies, like Kearny MHC.  Under regulations recently adopted by the Federal Reserve on an interim final basis, requests for approvals of dividend waivers will be subject to additional requirements.  Any application for a waiver of dividends must include a description of the conflict of interest that exists because of a mutual holding company director’s ownership of stock in the subsidiary declaring the dividend and any actions taken to address the conflict, such as waiver by the directors of their right to receive dividends.  In addition, waivers of dividends must be approved by the mutual holding company’s members at least every 12 months pursuant to a proxy statement with a detailed description of the dividend waiver and reasons therefore.  The new regulation requirements will increase the costs of obtaining dividend waivers and may affect the ability of Kearny MHC to obtain such waivers which could have an impact on the Company’s dividend policies.

Federal policies on remutualization transactions could prohibit acquisition of Kearny Financial Corp., which may adversely affect our stock price.

Although a mutual holding company may be acquired by a mutual institution in a remutualization transaction, remutualization transactions were viewed by the OTS as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. The OTS indicated that it would give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that there is no cause for OTS’s concerns in the particular case.  The FRB has not indicated whether it will continue to follow OTS’s policies on remutualization.  Should the FRB prohibit or otherwise restrict these transactions in the future, our stock price may be adversely affected.

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

•	Elimination of the OTS as our primary federal regulator, which may require us to adapt to a new regulatory regime;

•	New requirements for waivers of dividends by Kearny MHC, which could affect our dividend policies;

•	Weakening of federal preemption standards applicable to Kearny Federal Savings Bank, which could expose us to state regulation;

•	Changes in methodologies for calculating deposit insurance premiums and increases in required deposit insurance fund reserve levels, which could increase our deposit insurance expense;

•	Potential application of regulatory capital requirements to Kearny Financial Corp.; and

•	Imposition of comprehensive, new consumer protection requirements, which could substantially increase our compliance burden and potentially expose us to new liabilities.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item  2. Properties

The Company and the Bank conduct business from their administrative headquarters at 120 Passaic Avenue in Fairfield, New Jersey and 40 branch offices located in Bergen, Essex, Hudson, Middlesex, Morris, Monmouth, Ocean, Passaic and Union Counties, New Jersey.  Seventeen of our offices are leased with remaining terms between one and 17 years.  At June 30, 2011, our net investment in property and equipment totaled $39.6 million.  The following table sets forth certain information relating to our properties as of June 30, 2011.  The net book values reported include our investment in land, building and/or leasehold improvements by property location.

Office Location	Year Opened	Net Book Value as of June 30, 2011 (In Thousands)	Square Footage	Owned/ Leased

Executive Office:
120 Passaic Avenue
Fairfield, New Jersey	2004	$11,014	53,000	Owned

Main Office:
614 Kearny Avenue
Kearny, New Jersey	1928	903	6,764	Owned

Branches:
425 Route 9 & Ocean Gate Drive
Bayville, New Jersey	1973	1	3,500	Leased

417 Bloomfield Avenue
Caldwell, New Jersey	1968	328	4,400	Owned

20 Willow Street
East Rutherford, New Jersey	1969	48	3,100	Owned

534 Harrison Avenue
Harrison, New Jersey	1995	628	3,000	Owned

1353 Ringwood Avenue
Haskell, New Jersey	1996	—	2,500	Leased

718B Buckingham Drive
Lakewood, New Jersey	2008	33	2,800	Leased

630 North Main Street
Lanoka Harbor, New Jersey	2005	2,093	3,200	Owned

307 Stuyvesant Avenue
Lyndhurst, New Jersey	1970	218	3,300	Owned

270 Ryders Lane
Milltown, New Jersey	1989	—	3,600	Leased

339 Main Road
Montville, New Jersey	1996	—	1,850	Leased

119 Paris Avenue
Northvale, New Jersey	1965	269	1,750	Owned

Office Location	Year Opened	Net Book Value as of June 30, 2011 (In Thousands)	Square Footage	Owned/ Leased

80 Ridge Road
North Arlington, New Jersey	1952	$114	3,500	Owned

510 State Highway 34
Old Bridge Township, New Jersey	2002	919	2,400	Owned

207 Old Tappan Road
Old Tappan, New Jersey	1973	696	2,200	Owned

267 Changebridge Road
Pine Brook, New Jersey	1974	192	3,600	Owned

917 Route 23 South
Pompton Plains, New Jersey	2009	1,477	2,400	Leased

653 Westwood Avenue
River Vale, New Jersey	1965	746	1,600	Owned

252 Park Avenue
Rutherford, New Jersey	1974	1,581	1,984	Owned

520 Main Street
Spotswood, New Jersey	1979	281	2,400	Owned

130 Mountain Avenue
Springfield, New Jersey	1991	1,248	6,500	Owned

827 Fischer Boulevard
Toms River, New Jersey	1996	631	3,500	Owned

2100 Hooper Avenue
Toms River, New Jersey	2008	82	2,000	Leased

487 Pleasant Valley Way
West Orange, New Jersey	1971	117	3,000	Owned

216 Main Street
West Orange, New Jersey	1975	131	2,400	Owned

250 Valley Boulevard
Wood-Ridge, New Jersey	1957	1,562	9,500	Owned

661 Wyckoff Avenue
Wyckoff, New Jersey	2002	2,418	6,300	Owned

Office Location	Year Opened	Net Book Value as of June 30, 2011 (In Thousands)	Square Footage	Owned/ Leased

Central Jersey Division Branch Offices:

Administrative Offices & Branch
1903 Highway 35
Oakhurst, New Jersey	2008	$553	15,200	Leased

611 Main Street
Belmar, New Jersey	2002	71	3,200	Leased

501 Main Street
Bradley Beach, New Jersey	2001	762	3,100	Owned

700 Branch Avenue
Little Silver, New Jersey	2001	—	2,500	Leased

444 Ocean Avenue North
Long Branch, New Jersey	2004	176	1,500	Leased

627 Second Avenue
Long Branch, New Jersey	1998	690	3,200	Owned

155 Main Street
Manasquan, New Jersey	1998	12	3,000	Leased

2445 Highway 34
Manasquan, New Jersey	2004	2	600	Leased

300 West Sylvania Avenue
Neptune City, New Jersey	2000	321	3,000	Leased

61 Main Street
Ocean Grove, New Jersey	2002	12	2,800	Leased

2201 Bridge Avenue
Point Pleasant, New Jersey	2001	52	3,500	Leased

700 Allaire Road
Spring Lake Heights, New Jersey	1999	16	2,500	Leased

2200 Highway 35
Wall Township, New Jersey	1997	1,073	5,000	Owned

In addition to the office locations noted above, the Bank expects to open its newest full service branch location in Allenhurst, New Jersey during the first quarter of fiscal 2012.  The branch will be operated under the Central Jersey Bank division brand.

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  There were no lawsuits pending or known to be contemplated against the Company or the Bank at June 30, 2011 that would be expected to have a material effect on operations or income.

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

	High	Low	Dividends
Fiscal Year 2011
Quarter ended September 30, 2010	$9.39	$8.60	$0.05
Quarter ended December 31, 2010	$9.01	$8.31	$0.05
Quarter ended March 31, 2011	$10.03	$8.76	$0.05
Quarter ended June 30, 2011	$10.34	$8.94	$0.05

Fiscal Year 2010
Quarter ended September 30, 2009	$11.74	$10.37	$0.05
Quarter ended December 31, 2009	$10.47	$9.54	$0.05
Quarter ended March 31, 2010	$10.56	$9.50	$0.05
Quarter ended June 30, 2010	$10.77	$8.42	$0.05

Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends are determined by the Board.

The Company’s ability to pay dividends may also depend on the receipt of dividends from the Bank, which is subject to a variety of limitations under federal banking regulations regarding the payment of dividends.

As of September 6, 2011 there were 3,976 registered holders of record of the Company’s common stock, plus approximately 2,484 beneficial (street name) owners.

(b)           Use of Proceeds.  Not applicable.

(c)           Issuer Purchases of Equity Securities.  Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2011.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

April 1 – April 30, 2011	-	$-	-	158,606
May 1 – May 31, 2011	19,700	9.25	19,700	138,906
June 1 – June 30, 2011	104,700	9.21	104,700	34,206

Total	124,400	$9.21	124,400	34,206

*           On May 26, 2010, the Company announced the authorization of a fifth stock repurchase program for up to 889,506 shares or 5% of shares outstanding.

Stock Performance Graph.  Set forth on Page 73 is a stock performance graph comparing the cumulative total shareholder return on the Company’s common stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Composite Index, (b) the cumulative total shareholder return on stocks included in the SNL Thrift $1 Billion - $5 Billion Index and (c) the cumulative total shareholder return on stocks included in the SNL Thrift MHC Index, in each case assuming an investment of $100.00 as of June 30, 2006.  The cumulative total returns for the indices and the Company are computed assuming the reinvestment of dividends that were paid during the period. It is assumed that the investment in the Company’s common stock was made at the initial public offering price of $10.00 per share.

Index	6/30/06	6/30/07	6/30/08	6/30/09	6/30/10	6/30/11
Kearny Financial Corp.	$ 100	$ 92	$ 77	$ 81	$ 66	$ 68
NASDAQ Composite	100	121	107	87	101	134
SNL Thrift $1 B - $5 B Index	100	97	74	61	61	67
SNL Thrift MHC Index	100	114	106	97	105	98

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

	At June 30,
	2011	2010	2009	2008	2007
Balance Sheet Data:	(In Thousands)
Assets	$2,904,136	$2,339,813	$2,124,921	$2,083,039	$1,917,253
Net loans receivable	1,256,584	1,005,152	1,039,413	1,021,686	860,493
Mortgage-backed securities available for sale	1,060,247	703,455	683,785	726,023	643,779
Mortgage-backed securities held to maturity	1,345	1,700	4,321	—	—
Securities available for sale	44,673	29,497	28,027	38,183	88,869
Securities held to maturity	106,467	255,000	—	—	—
Cash and cash equivalents	220,580	181,422	211,525	131,723	163,341
Goodwill	108,591	82,263	82,263	82,263	82,263
Deposits	2,149,353	1,623,562	1,421,201	1,379,032	1,411,713
Borrowings	247,642	210,000	210,000	218,000	28,488
Total stockholders’ equity	487,874	485,926	476,720	471,371	462,592

	For the Years Ended June 30,
	2011	2010	2009	2008	2007
	(In Thousands, Except Percentage and Per Share Amounts)
Summary of Operations:
Interest income	$100,376	$93,108	$97,908	$97,367	$95,561
Interest expense	32,216	36,321	44,200	50,528	50,468
Net interest income	68,160	56,787	53,708	46,839	45,093
Provision for loan losses	4,628	2,616	317	94	571
Net interest income after provision for loan losses	63,532	54,171	53,391	46,745	44,522
Non-interest income, excluding gain (loss) on securities	4,030	2,395	2,648	2,708	2,434
Non-interest income from gain (loss) on sale of securities	749	509	(415)	—	55
Loss on impairment of securities	—	(206)	(714)	(659)	—
Non-interest expenses	56,174	45,094	43,922	40,939	44,856
Income before income taxes	12,137	11,775	10,988	7,855	2,155
Provisions for income taxes	4,286	4,963	4,597	1,951	221
Net income	$7,851	$6,812	$6,391	$5,904	$1,934

Share and Per Share Data:
Net income per share – basic and diluted	$0.12	$0.10	$0.09	$0.08	$0.03
Weighted average number of common shares outstanding – basic and diluted	67,118	67,920	68,710	69,522	70,417
Cash dividends per share (1)	$0.20	$0.20	$0.20	$0.20	$0.20
Dividend payout ratio (2)	41.0%	53.7%	54.9%	62.5%	192.6%

	At or For the Years Ended June 30,
	2011	2010	2009	2008	2007

Performance Ratios:
Return on average assets (net income divided by average total assets)	0.29%	0.31%	0.31%	0.29%	0.10%
Return on average equity (net income divided by average equity)	1.63	1.42	1.35	1.26	0.41
Net interest rate spread	2.56	2.45	2.25	1.81	1.70
Net interest margin	2.80	2.83	2.81	2.54	2.43
Average interest-earning assets to average interest-bearing liabilities	117.33	120.88	124.16	126.49	126.82
Efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income)	77.01	75.81	79.53	83.74	94.27
Non-interest expense to average assets	2.10	2.04	2.11	2.04	2.23
Asset Quality Ratios:
Non-performing loans to total loans	2.76	2.13	1.26	0.15	0.17
Non-performing assets to total assets	1.46	0.93	0.62	0.08	0.08
Net charge-offs to average loans outstanding	0.12	0.05	0.00	0.00	0.00
Allowance for loan losses to total loans	0.93	0.84	0.62	0.59	0.70
Allowance for loan losses to non-performing loans	33.65	39.70	48.92	388.05	406.25
Capital Ratios:
Average equity to average assets	17.94	21.66	22.73	23.41	23.56
Equity to assets at period end	16.80	20.77	22.43	22.63	24.13
Tangible equity to tangible assets at period end	13.11	17.36	18.98	19.51	21.10

(1)	Excludes dividends waived by Kearny MHC.
(2)	Represents cash dividends paid divided by net income.

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

Overview

Financial Condition.  Total assets increased $564.3 million to $2.90 billion at June 30, 2011 from $2.34 billion at June 30, 2010.  The increase was due largely to the Company's acquisition of Central Jersey which resulted in increases in the balances of certain earning assets including loans receivable and mortgage-backed securities.  Partially offsetting the growth in earning assets were net year-over-year declines in the balances of interest-earning deposits, included in cash and equivalents, and non-mortgage-backed securities.  Other noteworthy changes in assets attributable to the Central Jersey acquisition included increases in premises and equipment and goodwill while the increase in other assets included net additions to real estate owned resulting from additional properties acquired through the foreclosure process.  The Central Jersey acquisition resulted in a corresponding increase in total liabilities which was primarily reflected as increases in the balance of interest-bearing and non-interest-bearing deposits as well as borrowings with less noteworthy changes in noninterest-bearing liabilities also arising from that acquisition.

In general, it remains the long term goal of our business plan to modify the Bank’s balance sheet to reflect a greater percentage of earnings assets in the loan portfolio while, in turn, reducing the relative size of the securities portfolio.  Within the loan portfolio, the Company’s business plan continues to call for increased origination of commercial loans with an emphasis on commercial mortgages including multi-family and nonresidential mortgage loans  as well as secured and unsecured commercial business loans.

The Company's acquisition of Central Jersey is expected to continue to strengthen its commercial lending capabilities and expertise.  Notwithstanding the longer-term, strategic benefits of that acquisition, the lending environment during fiscal 2011 continued to reflect the challenges presented by the adverse economic environment.  Those challenges include declining real estate values coupled with high unemployment which, together, have significantly reduced demand for new loan originations by qualified borrowers.  The loan growth attributable to the Central Jersey acquisition was partially offset by other declines in the loan portfolio.  Taken together, these effects resulted in loans receivable increasing by $251.4 million to $1.26 billion or 43.3% of total assets at June 30, 2011 from $1.01 billion or 43.0% of total assets at June 30, 2010.  Within the loan portfolio, however, commercial loans, including commercial mortgages and commercial business loans, grew by $271.3 million to $488.7 million or 16.8% of total assets at June 30, 2011.  By comparison, one-to-four family mortgage loans, including first mortgages and home equity loans and lines of credit, declined by $21.5 million to $755.3 million or 26.0% of total assets as of June 30, 2011.

The balance of investment securities, including mortgage-backed and non-mortgage-backed securities, increased by $223.1 million to $1.21 billion or 41.8% of total assets at June 30, 2011 compared to $989.7 million or 42.3% of total assets at June 30, 2010.  The growth in investment balances was primarily attributable to the securities acquired from Central Jersey.  However, the growth in the portfolio also reflected the reinvestment of cash flows received from loan repayments exceeding origination volume and net growth in deposits beyond that directly attributable to the Central Jersey acquisition.

At June 30, 2011, our total deposits were $2.15 billion compared to $1.62 billion at June 30, 2010.  As noted above, the growth in deposits primarily reflected the deposit liabilities assumed through the acquisition of Central Jersey's 13 branches in Monmouth and Ocean counties.  However, the growth in deposits also reflected aggregate increases in deposits attributable to the Bank's existing network of 27 branches during the year.  The growth in deposits continued despite the Bank’s efforts to reduce its deposit offering rates on most products reflecting, in part, consumer demand for the safety of FDIC-insured accounts versus noninsured investment alternatives.  The growth in non-maturity deposits also reflected the Bank’s promotion of its “High Yield Checking” product which is primarily designed to attract core deposits in the form of customers’ primary checking accounts through interest rate and fee reimbursement incentives to qualifying customers.

The balance of borrowings increased by $37.6 million to $247.6 million at June 30, 2011 from $210.0 million at June 30, 2010.  The net growth in borrowings was largely attributable to depositor sweep accounts acquired from Central Jersey.  For those same comparative periods, advances from the FHLB of New York increased by $1.5 million reflecting the net effects of advances assumed from Central Jersey that were largely offset by repayments of other maturing advances during the year.

Finally, stockholders’ equity increased $2.0 million to $487.9 million at June 30, 2011 from $485.9 million at June 30, 2010.  The increase in stockholders’ equity reflected the increase in retained earnings resulting from the Company’s net income for fiscal 2011, net of dividends paid to shareholders, as well as increases in paid-in-capital and reduction of unearned ESOP shares relating to the offsets of benefit plan expenses during the year.  Partially offsetting these increases were the Company’s share repurchase activity which resulted in an increase of $4.5 million in Treasury stock as well as declines in other comprehensive income arising from  mark-to-market adjustments to the available for sale non-mortgage-backed securities and mortgage-backed securities portfolios and benefit plan adjustments.

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

Net income for the fiscal year ended June 30, 2011 was $7.9 million or $0.12 per diluted share;  an increase of $1.1 million from $6.8 million, or $0.10 per diluted share the fiscal year ended June 30, 2010.  The increase in net income year-over-year resulted primarily from increases in net interest income and non-interest income coupled with a decrease in income tax expense.  These factors were partially offset by increases in non-interest expense and the provision for loan losses.

Our net interest income increased $11.4 million to $68.2 million for the year ended June 30, 2011 from $56.8 million for the year ended June 30, 2010.  The net interest rate spread increased to 2.56% for fiscal  2011 from 2.45% for fiscal 2010 as the cost of average interest-bearing liabilities fell 64 basis points to 1.55% from 2.19% while the yield on average interest-earning assets decreased 53 basis points to 4.11% from 4.64%.  Total interest income increased to $100.4 million during the fiscal year ended June 30, 2011 from $93.1 million during the fiscal year ended June 30, 2010 due to an increase in the average balance of interest-earning assets that was partially offset by a decline in their average yield.  Total interest expense decreased to $32.2 million from $36.3 million for those same comparative periods due to a decrease in the average cost of interest-bearing liabilities that was partially offset by an increase in their average balance.  As noted above, the increases in the average balance of interest-earning assets and interest-bearing liabilities were primarily attributable to the acquisition of Central Jersey.

The provision for loan losses increased $2.0 million to $4.6 million for fiscal 2011 from $2.6 million for fiscal 2010.  The net increase in the provision reflected the combined effects of recognizing additional specific valuation allowances on impaired loans as well as increases in the level of general valuation allowances attributable to loans evaluated collectively for impairment due to increases in environmental and historical loss factors.

Non-interest income increased by $2.1 million to $4.8 million for fiscal 2011 compared to $2.7 million for fiscal 2010.  The increase in non-interest income reflected increases in loan-related and deposit-related fees and charges, including electronic banking fees and charges, that were significantly attributable to the Central Jersey acquisition.  The acquisition also resulted in the recognition of gains on the sale of loans originated through the CJB Division's SBA programs.  The Company also recognized comparatively greater gains on the sale of investment securities during fiscal 2011 compared to fiscal 2010 while recognizing no OTTI charges in the current year in contrast to those recorded during the earlier comparative period.

Non-interest expense increased $11.1 million to $56.2 million for the fiscal year ended June 30, 2011 from $45.1 million for the fiscal year ended June 30, 2010.  The increase in non-interest expense was attributable, in part, to the comparatively higher level of non-recurring, merger-related expenses relating to the Central Jersey acquisition.  However, the increase in noninterest expense during fiscal 2011 was also attributable to the additional costs associated with the ongoing operation of the CJB Division that were reflected as increases in most other categories of non-interest expense compared to those reported for fiscal 2010.

The combined effects of these factors resulted in comparatively greater pre-tax net income during fiscal 2011 compared with fiscal 2010.  Notwithstanding, the Company recognized comparatively lower income tax expense during fiscal 2011 compared to fiscal 2010 reflecting a comparatively lower effective income tax rate arising, in part, from comparatively greater levels of tax-favored income.

Business Strategy. The general goals of the Company’s current business plan are to profitably deploy capital and enhance earnings through a variety of balance sheet growth and diversification strategies through which the Company intends to evolve from a traditional thrift business model toward that of a full service, community bank.  The key strategies of the Company’s business plan and its performance in relation to those strategies during fiscal 2011 are noted below:

•	Increasing the volume of loan originations and the size of the Company’s loan portfolio in relation to total assets;

From June 30, 2010 to June 30, 2011, the Company has increased its overall loan portfolio from $1.01 billion to $1.27 billion with such balances representing 43.3% and 43.7% of total assets, respectively.  As noted earlier, the severe economic challenges currently facing our regional and national economy present significant headwinds that adversely impact the Company's ability to achieve this first strategic goal solely through traditional, "organic" loan growth.  The Company's acquisition of Central Jersey Bank, a community-based commercial bank, significantly expanded its existing loan portfolio while providing additional resources to further expand and diversify that portfolio in the future.  The Company expects to continue expanding and diversifying its loan acquisition resources and strategies in an effort to counterbalance the adverse effects of current economic conditions while supporting its longer-term strategic goals.

•
Increasing the origination of commercial loans, including commercial mortgages and commercial business loans, with an emphasis on multi-family and nonresidential mortgage loans as well as secured and unsecured commercial business loans;

The Company's acquisition of Central Jersey significantly increased both the balance of commercial loans and the percentage that such loans represent in relation to total assets.  As noted above, commercial loans, including commercial mortgages and commercial business loans, grew by $271.3 million to $488.7 million or 16.8% of total assets at June 30, 2011 from $217.4 million or 9.3% of total assets at June 30, 2010.  In addition to the commercial lending resources acquired through the Central Jersey acquisition, the Company continues to actively seek additional lenders to augment its commercial loan staff with the goal of continuing the trend of commercial loan growth during fiscal 2012.

•	Maintaining high asset quality;

The Company continues to maintain a strong level of asset quality to complement the execution of the loan-related strategies noted above.  At June 30, 2011, nonperforming assets, including accruing loans over 90 days past due, nonaccrual loans and repossessed assets, totaled $42.5 million or 1.46% of total assets.  By comparison, the Company’s nonperforming assets totaled $21.7 million or 0.93% of total assets as of June 30, 2010.

The balance of nonperforming assets at June 30, 2011 included $35.0 million of nonperforming loans and $7.5 million of real estate owned.  The balance of nonperforming loans is disproportionately attributable to loans and participations acquired from external sources.  For example, $16.6 million or 47.4% of nonperforming loans represent loans originally purchased from Countrywide which are now serviced by Bank of America while $1.6 million or 4.5% of nonperforming loans represent participations originally acquired through TICIC.  An additional $9.4 million or 26.9% of nonperforming loans represent loans acquired from Central Jersey while the remaining $7.4 million or 21.1% of nonperforming loans comprise internally originated loans that are nonperforming at June 30, 2011.

The loan-related strategies noted above generally emphasize growth of internally originated and underwritten loans.  Based upon the information above, such loans have historically demonstrated a level of resiliency against credit deterioration that has compared favorably to the Company’s externally originated loan portfolios as well as the loan portfolios of its peers.

Based upon information published by federal banking regulators in the Uniform Thrift Performance Report (“UTPR”) for the quarter ended June 30, 2011, the median nonperforming asset ratio for thrift institutions in the northeast region with total assets ranging from $1 billion to $5 billion was 1.88%.  The comparable ratio for the Bank, which deducts the applicable specific valuation allowances against the balance of nonperforming assets, was 1.25% as of that same date indicating that the Bank’s level of nonperforming assets, irrespective of origination source, remains less than that of its peers.

•	Building the Company’s core banking business through internal growth and de novo branching;

During fiscal 2011, much of the Company's strategic efforts regarding its retail branches were focused on successfully integrating the 13 full service branches acquired from Central Jersey into its branch infrastructure while continuing to maintain the separate identity of those branches as "Central Jersey Bank, a division of Kearny Federal Savings Bank”.  Having successfully completed the system conversions and integration in June 2011, the Company expects to open the 14th Central Jersey branch location in the first quarter of fiscal 2012.  Upon completion, the Bank will have a total of 41 branches; 27 branches operating under the name of Kearny Federal Savings Bank with an additional 14 branches operating under the CJB Division brand.  The Company will continue to carefully search out and evaluate additional de novo branching opportunities on a selective basis.

Through the combined effects of organic growth and growth through acquisition, the Bank's deposits increased by a total of $525.8 million or 32.4% for the year ended June 30, 2011.  Of that growth, $353.5 million or 67.2% was attributed to non-maturity deposits, including $89.4 million of growth in noninterest-bearing deposits.  The remaining $172.3 million or 32.8% was attributable to growth in certificates of deposit.

•	Actively seeking out franchise expansion opportunities such as the acquisition of other financial institutions or branches;

As a complement to the growth strategies noted above, the Company actively seeks out opportunities to deploy capital, diversify its balance sheet mix and enhance earnings through mergers and acquisitions with other institutions.  Having completed the acquisition of Central Jersey Bancorp during fiscal 2011, the Company will continue to selectively seek out and evaluate opportunities to achieve its strategic goals through the acquisition of other financial institutions or branches.  The Company expects to place the greatest emphasis on opportunities to expand within existing markets served or to enter new markets that are generally contiguous to those already served.

•	Develop and promote consumer and business-oriented products and services designed to emphasize growth in core deposits and multiple account relationships.

Notwithstanding the opportunities presented by de novo branching as discussed above,  the Company expects to place greater strategic emphasis on leveraging the opportunities to grow market share and expand the depth and breadth of customer relationships within the existing branch system.  Having procured the resources and expertise during fiscal 2011, the Company intends to develop and deploy strategies to promote the "relationship banking" business model characterizing the Central Jersey branches throughout its branch network with an emphasis on expanding business customer relationships.

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

As described in greater detail in the notes to consolidated financial statements, the Company’s allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is performed quarterly.  Through the first tier of the process, the Company first identifies the loans that must be reviewed individually for impairment.   Such loans generally include the Company’s larger and/or more complex loans including commercial mortgage loans, as well as its one-to-four family mortgage loans, home equity loans and home equity lines of credit.  A reviewed loan is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Once a loan is determined to be impaired, management measures the amount of the estimated impairment associated with that loan which is generally defined as the amount by which the carrying value of a loan exceeds its fair value.  The Company establishes specific valuation allowances for loan impairments in the fiscal period during which they are identified.

The second tier of the loss measurement process involves estimating the probable and estimable losses which addresses loans not otherwise individually reviewed for impairment.  Such loans generally comprise large groups of smaller-balance homogeneous loans as well as the remaining non-impaired loans of those types noted above that were not individually reviewed for impairment.

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

Impairment Testing of Goodwill.  We record goodwill, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition. Through June 30, 2002, we amortized goodwill using the straight-line method over 15 years. Effective July 1, 2002, we adopted the FASB’s revised account guidance applicable to the accounting and impairment testing of goodwill.  Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. Goodwill was most recently tested as of June 2, 2011, at which time no impairment was indicated.  At June 30, 2011, we reported goodwill of $108.6 million.  The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Bank. If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

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

The Company accounts for OTTI based upon several considerations.  First, OTTI on securities that the Company has decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of their fair value to a level equal to or exceeding their amortized cost, are recognized in earnings.  If neither of these conditions regarding the likelihood of the securities’ sale is applicable, then the OTTI is bifurcated into credit-related and noncredit-related components.  A credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on an other-than-temporarily impaired security fall below its amortized cost.  The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related.  The Company recognizes credit-related, OTTI in earnings.  However, noncredit-related, other-than-temporary impairments on debt securities are recognized in accumulated other comprehensive income.

Comparison of Financial Condition at June 30, 2011 and June 30, 2010

General.  Total assets increased $564.3 million to $2.90 billion at June 30, 2011 from $2.34 billion at June 30, 2010. The increase in total assets was primarily attributable to the acquisition of Central Jersey and was reflected across most asset categories including, but not limited to, cash and cash equivalents, loans receivable, mortgage-backed securities, premises and equipment, goodwill, bank owned life insurance and other assets.   Partially offsetting the growth in total assets was a decline in the balance of non-mortgage-backed securities.  The overall increase in total assets was complemented by growth in deposits and borrowings and, to a lesser extent, increases in other liabilities and stockholders’ equity that were partially offset by a decline in the balance to deferred income taxes.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist of interest-earning and noninterest-earning deposits in other banks, increased $41.2 million to $222.6 million at June 30, 2011 from $181.4 million at June 30, 2010.  The net increase in short term, liquid assets was attributable, in part, to incoming cash flows arising from repayments and sales of loans and securities coupled with that arising from net deposit growth and the $57.7 million of cash and cash equivalents acquired from Central Jersey.  These cash inflows outpaced their redeployment into new loan originations, security purchases and the consideration paid to acquire Central Jersey.

In accordance with the overall goals of its strategic business plan, the Company may, at times, defer the reinvestment of excess liquidity into the investment portfolio in favor of retaining comparatively higher average balances of short term, liquid assets as a funding source for future loan originations.  Toward that end, the Bank’s pipeline of “in process” loans has generally increased compared to one year earlier due largely to the acquisition of Central Jersey and the continued expansion of the Bank’s commercial loan origination staff separate from that acquisition.

 Management will continue to monitor the opportunity cost to near term earnings resulting from the accumulation of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives including the expected increase in loan origination volume resulting from the ongoing operation of the CJB Division.  The Company may continue to redeploy a portion of its liquidity into higher yielding investments based upon the timing and relative success of those initiatives.

Securities Available for Sale.  Non-mortgage-backed securities classified as available for sale increased by $15.2 million to $44.7 million at June 30, 2011 from $29.5 million at June 30, 2010.  The net increase in the portfolio reflected increases in municipal obligations and U.S. agency debentures that were primarily attributable to the Central Jersey acquisition.  These increases were partially offset by the repayment of maturing municipal securities coupled with the sale of an additional portion of municipal obligations during the fourth quarter of fiscal 2011.  At June 30, 2011, the available for sale non-mortgage-backed securities portfolio consisted of $6.6 million of SBA pass-through certificates, $30.6 million of municipal obligations and $7.4 million of single issuer trust preferred securities with amortized costs of $6.7 million, $30.6 million and $8.9 million, respectively.  The net unrealized loss for this portfolio remained stable at $1.5 million at June 30, 2011 and June 30, 2010.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at June 30, 2011.

Additional information regarding available for sale securities at June 30, 2011 is presented in Note 5 and Note 7 of the consolidated financial statements.  Additional information regarding the securities acquired from Central Jersey during fiscal 2011 is presented in Note 2 of those statements.

Securities Held to Maturity.  Non-mortgage-backed securities classified as held to maturity decreased by $148.5 million to $106.5 million at June 30, 2011 from $255.0 million at June 30, 2010.  The net decline in the balance of the portfolio primarily reflected the repayment of U.S. agency debentures called by the issuer prior to their maturities that outpaced the combined balances of securities purchased and those acquired from Central Jersey during fiscal 2011.  At June 30, 2011, the held to maturity non-mortgage-backed securities portfolio included $103.5 million of U.S. agency debentures.  Of those debentures, $48.5 million mature within one to five years while those maturing in five to ten years and greater than ten years total $20.0 million and $35.0 million, respectively.  Non-mortgage backed securities held to maturity at June 30, 2011 also included $3.0 million of short term municipal obligations that mature within one year.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at June 30, 2011.

Additional information regarding held to maturity securities at June 30, 2011 is presented in Note 6 and Note 7 to consolidated financial statements.  Additional information regarding the securities acquired from Central Jersey during fiscal 2011 is presented in Note 2 of those statements.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased $251.4 million to $1.26 billion at June 30, 2011 from $1.01 billion at June 30, 2010.  The increase in net loans receivable was primarily attributable to the Central Jersey acquisition with the loan growth from that acquisition partially offset by loan repayments that outpaced new loan originations during fiscal 2011.

Residential mortgage loans, in aggregate, decreased by $21.5 million to $755.3 million at June 30, 2011 from $776.8 million at June 30, 2010.  The components of the aggregate decrease included a net reduction in the balance of one-to-four family first mortgage loans of $52.9 million to $610.9 million at June 30, 2011 partially offset by net increases in the balance of home equity loans and home equity lines of credit of $9.8 million and $21.6 million, respectively, whose ending balances at June 30, 2011 were $111.5 million and $32.9 million, respectively.  The reduction in the balance of residential mortgage loans reflects management’s continued adherence to its disciplined pricing policy coupled with the effects of diminished loan demand in the marketplace arising from challenging economic conditions and declining real estate values which have adversely impacted residential real estate purchase and refinancing activity.  In total, residential mortgage loan origination volume for the year ended June 30, 2011 was $76.7 million while aggregate originations of home equity loans and home equity lines of credit for fiscal 2011 totaled $20.5 million.

Commercial loans, in aggregate, increased by $271.3 million to $488.7 million at June 30, 2011 from $217.4 million at June 30, 2010.  The components of the aggregate increase included growth in commercial mortgage loans and commercial business loans of $180.7 million and $90.6 million, respectively.  The ending balances of commercial mortgage loans and commercial business loans at June 30, 2011 were $383.7 million and $105.0 million, respectively.  The overall growth in commercial loans reflects the Company’s long-term expanded strategic emphasis in commercial lending which was evidenced through its acquisition of Central Jersey.  In addition to the commercial loans acquired from Central Jersey, commercial loan origination volume for fiscal 2011 totaled $51.8 million comprising $40.3 million and $11.5 million of commercial mortgage and commercial business loans originations, respectively.

The outstanding balance of construction loans, net of loans-in-process, increased by $6.9 million to $21.6 million at June 30, 2011 from $14.7 million at June 30, 2010.   The net increase in construction loans reflected the outstanding loans balances acquired from Central Jersey coupled with additional disbursements less repayments on such loans.  Construction loan disbursements for the year ended June 30, 2011 totaled $3.0 million.
Finally, other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, decreased $469,000 to $3.8 million at June 30, 2011 from $4.2 million at June 30, 2011.  Other loan originations for the year ended June 30, 2011 totaled approximately $1.6 million.

The balance of the allowance for loan losses increased by $3.2 million to $11.8 million or 0.93% of total loans at June 30, 2011 from $8.6 million or 0.84% of total loans at June 30, 2010.  The balance of the allowance for loan losses included $6.4 million of valuation allowances attributable to specifically identified impairments on individually evaluated loans while the remaining $5.4 million represented general valuation allowances attributable to estimates losses on loans evaluated collectively for impairment.

For the year ended June 30, 2011, nonperforming loans increased $13.4 million to $35.0 million or 2.76% of total loans from $21.6 million or 2.13% of total loans as of June 30, 2010.  At June 30, 2011, nonperforming loans included 50 residential first mortgage loans totaling $19.0 million of which 32 loans totaling $14.9 million were reported as 90 days or more past due and still accruing and 18 loans totaling $4.1 million were reported as nonaccrual.  All 32 residential first mortgage loans reported as 90 days or more past due and still accruing at June 30, 2011  were originally purchased from Countrywide and continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP.  In accordance with our agreement, the servicer advances scheduled principal and interest payments to the Bank when such payments are not made by the borrower.  The timely receipt of principal and interest from the servicer ensures the continued accrual status of the Bank’s loan.  However, the delinquency status reported for these nonperforming loans reflects the borrower’s actual delinquency irrespective of the Bank’s receipt of advances which will be recouped by the servicer from the Bank in the event the borrower does not reinstate the loan.  An additional five Countrywide loans totaling $1.7 million were reported as nonaccrual residential first mortgage loans at June 30, 2011.

In total, the 37 nonperforming Countrywide loans totaled $16.6 million or 47.4% of total nonperforming loans at June 30, 2011.  Based upon updated collateral valuations, the Bank has established specific valuation allowances totaling $4.0 million for the identified impairment attributable to the Countrywide loans at June 30, 2011.  As of that same date, the Bank owned a total of 143 residential mortgage loans with an aggregate outstanding balance of $67.9 million that were originally acquired from Countrywide.  Of these loans, an additional four loans totaling $2.1 million are 30-89 days past due and are in various stages of collection.

The remaining $2.4 million of nonperforming residential first mortgage loans represent a total of 13 originated mortgage loans on nonaccrual status against which the Bank has established specific valuation allowances totaling $55,000 for the identified impairment attributable to two of these loans.

Nonperforming loans at June 30, 2011 included a total of six home equity loans totaling $204,000 and one home equity line of credit totaling $93,000.  No impairment has been identified on these seven nonaccrual loans as of June 30, 2011.

A total of five nonaccrual construction loans with an aggregate outstanding balance of $1.7 million were reported as nonperforming at June 30, 2011.  The Bank has established a specific valuation allowance totaling $105,000 for the identified impairment attributable to one of these loans.

Nonperforming commercial mortgage loans at June 30, 2011 comprised 20 nonaccrual loans with aggregate outstanding balances totaling $7.4 million.  The Bank has established a specific valuation allowances totaling $1.5 million for the identified impairment attributable to four of these loans, each of which were acquired as participations through the TICIC, a subsidiary of the New Jersey Bankers Association.

Commercial business loans reported as nonperforming at June 30, 2011 included 25 loans totaling $6.6 million including two loans totaling $1.7 million reported as 90 days or more past due and still accruing with the remaining 23 loans totaling $4.9 million reported as nonaccrual.  Impairment totaling $692,000 was identified relating to ten of the nonaccrual loans requiring the Bank to establish specific valuation allowances in that amount as of June 30, 2011.

Finally, nonperforming loans at June 30, 2011 included seven nonaccrual consumer loans totaling $22,000.

Additional information regarding the loans acquired from Central Jersey is presented in Note 2 of the consolidated financial statements.  Additional information regarding loan quality and allowance for loan losses is presented in Note 9 of the consolidated financial statements.

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale, all of which are agency pass-through securities, increased $356.8 million to $1.1 billion at June 30, 2011 from $703.5 million at June 30, 2010.  The net increase reflected the balance of the applicable securities acquired from Central Jersey plus additional purchases of fixed rate, agency mortgage-backed securities.   These increases were partially offset by cash repayment of principal net of discount accretion and premium amortization and a decrease in the unrealized gain on such securities.  The purchases of the mortgage-backed securities during the year ended June 30, 2011 were predominantly comprised of fixed-rate, amortizing securities with maturities of 10 and 15 years with such purchases by $20.1 million of 30 year, fixed-rate amortizing securities eligible to meet the Community Reinvestment Act investment test during the reporting period.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at June 30, 2011.

Additional information regarding available for sale securities at June 30, 2011 is presented in Note 5 and Note 7 of the consolidated financial statements.  Additional information regarding the securities acquired from Central Jersey during fiscal 2011 is presented in Note 2 of those statements.

Mortgage-backed Securities Held to Maturity.  Mortgage-backed securities held to maturity, including agency pass-through securities as well as agency and non-agency collateralized mortgage obligations, decreased $355,000 to $1.3 million at June 30, 2011 from $1.7 million at June 30, 2010.  The decrease reflected, in part, the sale of non-investment grade, non-agency collateralized mortgage obligations with a total book value of $62,000 during the third quarter of fiscal 2011.  The remaining decrease was primarily attributable to cash repayment of principal net of discount accretion and premium amortization.  At June 30, 2011, the Company’s remaining portfolio of non-agency CMOs totaled 12 securities with an aggregate outstanding balance of approximately $203,000 and were rated as investment grade by one or more rating agencies as of that date.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at June 30, 2011.

Additional information regarding held to maturity securities at June 30, 2011 is presented in Note 6 and Note 7 of the consolidated financial statements.  Additional information regarding the securities acquired from Central Jersey during fiscal 2011 is presented in Note 2 of those statements.

Other Assets.  The balance of a number of other assets increased from June 30, 2010 to June 30, 2011 as a result of the Central Jersey acquisition.  Most significantly, the balance of goodwill increased $26.3 million representing the amount by which consideration paid by the Company to acquire Central Jersey exceeded the fair value of assets received less that of liabilities assumed.  Additionally, premises and equipment increased $4.6 million due largely to the land, buildings, leasehold improvements and equipment acquired from Central Jersey while the increase of $4.6 million in the cash surrender value of bank owned life insurance was partly attributable to the addition of the Central Jersey policies acquired.    A number of less noteworthy increases were also recognized within other assets.

In addition to those changes attributable to the Central Jersey acquisition, the change in the balance of other assets also reflected an increase of $7.4 million in real estate owned resulting from the addition of properties acquired through foreclosure or deeds accepted in lieu thereof.  At June 30, 2011, the balance of real estate owned totaled $7.5 million comprising eight properties that are either listed for sale or are in various stages of preparation to be sold.

Additional information regarding goodwill and other assets acquired from Central Jersey during fiscal 2011 is presented in Note 2 of the consolidated financial statements.

Deposits.  Deposits increased $525.8 million to $2.15 billion at June 30, 2011 from $1.62 billion at June 30, 2010.  The most significant contributors to that growth were the deposits acquired through the acquisition of the 13 Central Jersey branches.  However, additional deposit growth was also recognized within the Company's existing network of 27 branches.  For the year ended June 30, 2011, interest-bearing demand deposits increased $196.6 million to $452.7 million, savings deposits increased $67.5 million to $401.6 million, certificates of deposit increased $172.3 million to $1.15 billion and non-interest-bearing demand deposits increased $89.4 million to $143.1 million.  Excluding the growth resulting from the deposits acquired from Central Jersey, the remaining increase in deposits continued to reflect consumer demand for the safety of FDIC-insured accounts in lieu of non-insured investment alternatives.  The growth in deposits also reflected the Bank’s promotion of its “High Yield Checking” product described earlier.

As discussed in greater detail below under Item 7A. Quantitative and Qualitative Disclosures About Market Risk, depositors have generally been lengthening the maturities of their time deposits, particularly by transferring maturing certificates of deposit to accounts with new maturities of greater than 12 months to improve yield.

Additional information regarding deposits acquired from Central Jersey during fiscal 2011 is presented in Note 2 of the consolidated financial statements.

Borrowings.  The balance of borrowings increased $37.6 million to $247.6 million at June 30, 2011 from $210.0 million at June 30, 2010.  The increase was primarily attributable to the acquisition of customer sweep account relationships from Central Jersey during fiscal 2011.   Sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.  The balance of sweep accounts totaled $36.2 million at June 30, 2011.  The Bank had no sweep account borrowings at June 30, 2010.

The change in borrowings also reflected a net increase in FHLB advances of $1.5 million resulting from the assumption of the outstanding FHLB advances originally drawn by Central Jersey that was substantially offset by the repayment of $10.0 million of maturing advances during fiscal 2011.

Additional information regarding borrowings acquired from Central Jersey during fiscal 2011 is presented in Note 2 of the consolidated financial statements.

Stockholders’ Equity.  During fiscal 2011, stockholders’ equity increased $2.0 million to $487.9 million at June 30, 2011 from $485.9 million at June 30, 2010.  As noted earlier, the increase in stockholders’ equity reflected the increase in retained earnings resulting from the Company’s net income of $7.9 million for fiscal 2011, net of $3.2 million in dividends paid to shareholders.  The increase in stockholders' equity also reflected increases in paid-in-capital and reductions of unearned ESOP shares relating to the offsets of benefit plan expenses during the year.  Partially offsetting these additions to capital was an increase in Treasury stock of $4.5 million reflecting the Company’s repurchase of 493,200 of its common shares during fiscal 2011.  The change in stockholders' equity also reflected a decline in other comprehensive income totaling $1.3 million arising from mark-to-market adjustments to the available for sale securities portfolios and benefit plan adjustments.

Comparison of Operating Results for the Years Ended June 30, 2011 and June 30, 2010

General.  Net income for the year ended June 30, 2011 was $7.9 million or $0.12 per diluted shares; an increase of $1.1 million compared to $6.8 million, or $0.10 per diluted share for the year ended June 30, 2010.  The increase in net income between fiscal years resulted primarily from increases in net interest income and non-interest income coupled with a decrease in income tax expense that were partially offset by increases in the provision for loan losses and non-interest expense.

Net Interest Income. Net interest income for the year ended June 30, 2011 was $68.2 million; an increase of $11.4 million from $56.8 million for the year ended June 30, 2010.  The increase in net interest income between the comparative periods resulted from an increase in interest income coupled with a concurrent decrease in interest expense.  The increase in interest income during fiscal 2011 was generally attributable to an increase in the average balance of interest-earning assets that was partially offset by a decline in their average yield.  In contrast, the decline in interest expense generally reflected a reduction in the average cost of interest-bearing liabilities that was partially offset by an increase in their average balance.  In general, the increases in the average balances of interest-earning assets and interest-bearing liabilities were largely attributable to the acquisition of Central Jersey which closed during the second quarter of fiscal 2011 while the declines in their respective average yields and costs continued to reflect the effects of historically low interest rates that were prevalent in the marketplace throughout fiscal 2011.

As a result of these factors, the Company’s net interest rate spread increased 11 basis points to 2.56% for the year ended June 30, 2011 from 2.45% for the year ended June 30, 2010.  The increase in the net interest rate spread reflected a decrease in the cost of interest bearing liabilities of 64 basis points to 1.55% from 2.19% which was partially offset by a decrease in the yield on earning assets of 53 basis points to 4.11% from 4.64% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the increase in net interest income and net interest rate spread also positively affected the Company’s net interest margin.  However, other factors adversely affecting net interest margin more than offset those beneficial effects including, but not limited to, the additions to goodwill and treasury stock during fiscal 2011 through which earning assets were utilized to fund noninterest-earning assets.  As a result, the ratio of average interest-earning assets to average interest-bearing liabilities declined to 1.17x for fiscal 2011 from 1.21x for fiscal 2010.  In total, the Company reported a three basis point decline in net interest margin to 2.80% for the year ended June 30, 2011 from 2.83% for the year ended June 30, 2010.

Interest Income.  Total interest income increased $7.3 million to $100.4 million for the year ended June 30, 2011 from $93.1 million for the year ended June 30, 2010.  As noted above, the increase in interest income reflected an increase in the average balance of interest-earning assets that was partially offset by a decline in their average yield.  The average balance of interest-earning assets increased  $433.2 million to $2.44 billion for the year ended June 30, 2011 from $2.01 billion for the year ended June 30, 2010.  For those same comparative periods, the average yield on interest-earning assets declined 53 basis points to 4.11% from 4.64%.

Interest income from loans increased $5.4 million to $63.6 million for the year ended June 30, 2011 from $58.1 million for the year ended June 30, 2010.  The increase in interest income on loans was primarily attributable to a $142.3 million increase in their average balance to $1.17 billion for the year ended June 30, 2011 from $1.03 billion for the year ended June 30, 2010.  The increase in the average balance of loans was primarily attributable to the loans acquired from Central Jersey.

The effect on interest income on loans attributable to the higher average balance was partially offset by a decline in their average yield.  For those same comparative periods, the average yield on loans declined 22 basis points to 5.42% from 5.64%.  The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which provides a “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans.  However, because the Company’s commercial loans generally comprise comparatively higher yielding multi-family mortgages, nonresidential mortgage loans and business loans, the continued reallocation within the loan portfolio from residential mortgages into commercial loans diminished the adverse impact of lower market interest rates on the overall yield of the loan portfolio between the comparative periods.

Interest income from mortgage-backed securities decreased $478,000 to $30.0 million for the year ended June 30, 2011 from $30.5 million for the year ended June 30, 2010.  The decrease in interest income reflected a decline in the average yield on mortgage-backed securities that was partially offset by an increase in their average balance.  The average yield on mortgage-backed securities declined 98 basis points to 3.51% for the year ended June 30, 2011 from 4.49% for the year ended June 30, 2010 while the average balance of the securities increased $175.9 million to $853.4 million from $677.5 million for those same comparative periods.

The reduction in the overall yield of the mortgage-backed securities portfolio is attributable to many of the same factors affecting the yield on the Company’s loan portfolio.  That is, lower market interest rates have continued to provide a “rate reduction” refinancing incentive to mortgagors resulting in the pay off of comparatively higher rate mortgage loans underlying the Company’s mortgage-backed securities.  Simultaneously, lower market interest rates have resulted in the downward re-pricing of loans underlying the Company’s adjustable rate mortgage-backed securities.  The increase in the average balance of mortgage-backed securities generally reflects security purchases that outpaced the principal repayments of such securities during fiscal 2011 coupled with the balance of securities acquired from Central Jersey.

Interest income from non-mortgage-backed securities increased $2.2 million to $5.9 million for the year ended June 30, 2011 from $3.7 million for the year ended June 30, 2010.  The increase in interest income reflected an increase in the average balance of non-mortgage-backed  securities partially offset by a decline in their average yield.  The average balance of these securities increased $148.6 million to $286.0 million for the year ended June 30, 2011 from $137.5 million for the year ended June 30, 2010.  For those same comparative periods, the average yield on non-mortgage-backed securities decreased by 61 basis point to 2.08% from 2.69%.

The increase in the average balance of non-mortgage backed securities comprised an increase in the average balances of both taxable and tax-exempt securities.  The average balance of taxable securities increased $108.4 million to $227.7 million for the year ended June 30, 2011 from $119.3 million during the year ended June 30, 2010.  For those same comparative periods, the average balance of tax-exempt securities increased $40.2 million to $58.3 million from $18.1 million.  The change in the average yield on non-mortgage backed securities reflected a decrease of 42 basis points in the yield of taxable securities to 2.15% for the year ended June 30, 2011 from 2.57% during the year ended June 30, 2010 while the average yield on tax-exempt securities declined 168 basis points to 1.80% from 3.48% for those same comparative periods.

The change in the average balances and average yield of non-mortgage-backed securities reflect the combined effects of the securities acquired from Central Jersey as well as the Company's ongoing investment activities within the portfolio during fiscal 2011.  In particular, the increase in the average balance and decline in average yield of tax-exempt securities reflected the portfolio of municipal obligations acquired from Central Jersey which represented a significant portion of its investment portfolio at acquisition.

Interest income from other interest-earning assets increased $81,000 to $909,000 for the year ended June 30, 2011 from $828,000 for the year ended June 30, 2010.  The increase in interest income was primarily attributable to an increase in the average yield on other interest-earning assets that was partially offset by a decline in their average balance.  The average yield on other interest-earning assets increased 20 basis points to 0.71% for the year ended June 30, 2011 from 0.51% for the year ended June 30, 2010.  For those same comparative periods, the average balance of other interest-earning assets declined by $33.5 million to $127.9 million from $161.4 million.

The decline in the average balance of interest-earning assets reflects the comparatively lower average balance of interest-earning deposits in other banks which declined $34.1 million to $114.3 million for the year ended June 30, 2011 from $148.4 million for the year ended June 30, 2010.  Because these interest-earning deposits are generally the lowest yielding asset within the category, the reduction in their average balance contributed to the increase in the overall yield on other interest-earning assets.  Notwithstanding the change in allocation within the category, the increase in yield also reflected modest increases across all categories of other interest-earning assets.

Interest Expense.  Total interest expense decreased $4.1 million to $32.2 million for the year ended June 30, 2011 from $36.3 million for the year ended June 30, 2010.   As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 64 basis points to 1.55% for the year ended June 30, 2011 from 2.19% for the year ended June 30, 2010.  The decrease in the average cost was partially offset by an increase in the average balance of interest-bearing liabilities of $419.5 million to $2.08 billion from $1.66 billion for the same comparative periods.

Interest expense attributed to deposits decreased $4.2 million to $23.9 million for the year ended June 30, 2011 from $28.1 million for the year ended June 30, 2010.  The decrease resulted primarily from a 64 basis point decrease in the average cost of interest-bearing deposits to 1.30% for the year ended June 30, 2011 from 1.94% for the year ended June 30, 2010.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For the same comparative periods, the average cost of interest-bearing checking accounts decreased 26 basis points to 0.91% from 1.17%, the average cost of savings accounts decreased 45 basis points to 0.58% from 1.03% and the average cost of certificates of deposit decreased 72 basis points to 1.69% from 2.41%.

The decrease in the average cost was partially offset by a $390.3 million increase in the average balance of interest-bearing deposits to $1.84 billion for the year ended June 30, 2011 from $1.45 billion for the year ended June 30, 2010.  The reported increase in the average balance was represented across all categories of interest-bearing deposits and primarily reflected the acquisition of Central Jersey.  However, the increase also reflected, to a lesser extent, the Company’s strategic efforts to increase its deposit base coupled with consumer demand for the safety of FDIC insurance to protect their financial assets given the recent volatility in the financial markets for uninsured investment products.  For the same comparative periods, the average balance of interest-bearing checking accounts increased $179.4 million to $378.0 million from $198.6 million, the average balance of savings accounts increased $60.1 million to $375.8 million from $315.7 million, and the average balance of certificates of deposit increased $150.9 million to $1.09 billion from $935.7 million.  As of June 30,

2011, approximately $788.7 million or 68.5% of certificates of deposit, with a weighted average cost of 1.31%, mature within one year.  Because the Bank’s offering rates for CDs maturing in one year or less are generally lower than 1.31% at June 30, 2011, the majority of these certificates may re-price downward to the extent they are reinvested with the Bank at maturity into accounts with similar terms.

Interest expense attributed to borrowings increased $71,000 to $8.3 million for the year ended June 30, 2011 from $8.2 million for the year ended June 30, 2010.  The increase in interest expense was attributable to an increase in the average balance of borrowings that was partially offset by a decline in their average cost.  The average balance of borrowings increased $29.2 million to $239.2 million for the year ended June 30, 2011 from $210.0 million for the year ended June 30, 2010 while the average cost of borrowings declined 45 basis points to 3.47% from 3.92% for those same comparative periods.  The increase in the average balance and decline in the average cost of borrowings were primarily attributable to the acquisition of overnight borrowings in the form of customer sweep accounts from Central Jersey.  The average balance customer sweep accounts for the year ended June 30, 2011 totaled $22.1 million which bore an average cost of 0.93% during fiscal 2011.

The remaining change in the average balance and average cost of borrowings was attributable to FHLB advances whose average balance increased by $7.1 million to $217.1 million for the year ended June 30, 2011 from $210.0 million for the year ended June 30, 2011.  For those same comparative periods, the average cost of FHLB advances declined 19 basis points to 3.73% from 3.92%.  The change in the average balance and average cost of FHLB advances reflected the repayment of $10.0 million of maturing advances at an average cost of 5.40% coupled with the assumption of lower cost FHLB advances acquired from Central Jersey.

Provision for Loan Losses.  The provision for loan losses increased $2.0 million to $4.6 million for the year ended June 30, 2011 from $2.6 million for the year ended June 30, 2010.  The net increase in the provision reflected the combined effects of recognizing additional specific valuation allowances on impaired loans as well as increases in the level of general valuation allowances resulting from increases to environmental and historical loss factors utilized by the Company’s allowance for loan loss calculation methodology relating to loans evaluated collectively for impairment.

Additional information regarding the allowance for loan losses and the associated provisions recognized during fiscal 2011 is presented in Note 9 of the consolidated financial statements.

Non-Interest Income.  Total non-interest income increased $2.1 million to $4.8 million for the year ended June 30, 2011 from $2.7 million for the year ended June 30, 2010.  The increase largely resulted from the recognition of additional income arising from the acquisition of Central Jersey and the ongoing operation of the CJB Division.  Fees and charges, including those relating to electronic banking services, increased by $923,000 to $2.8 million for the year ended June 30, 2011 from $1.8 million for the year ended June 30, 2010.  Such increases generally reflected the additional accounts and transaction activity originating from the CJB Division while the change in electronic banking fees also reflected the increased electronic transaction activity relating to the Bank's "High Yield Checking" product described earlier.

For those same comparative periods, income from bank owned life insurance increased by $142,000 to $708,000 from $566,000 reflecting the additional income arising from the increases in the cash surrender value of the policies acquired from Central Jersey during fiscal 2011.

Non-interest income during fiscal 2011 also reflected gains on the sale of loans totaling $539,000 for which no such gains were recognized during fiscal 2010.  The loan sale activity resulting in the gains recognized during fiscal 2011 primarily arose from the sale of SBA loans originated by the CJB Division.

In addition to those factors noted above, the change in non-interest income also reflected an increase of $240,000 in the net gain on sale of investment securities to $749,000 for the year ended June 30, 2011 compared to $509,000 for the year ended June 30, 2010.  The investment security sale gains recognized during fiscal 2011 were primarily attributable to the sale of municipal obligations through which the Company recognized $777,000 of sale gains.  The sale of these securities reduced the Company's potential exposure to credit risk arising from the challenging financial conditions facing municipalities as a result of the currently adverse economic environment.

The net gain on sale of investment securities recognized during fiscal 2011 also reflected a $28,000 loss on sale of  non-agency CMOs whose credit rating fell below investment grade during fiscal 2011.  The CMOs sold were originally acquired as investment grade securities upon the in-kind redemption of the Bank’s interest in the AMF Fund during fiscal 2009.

Non-Interest Expenses.  Non-interest expense increased $11.1 million to $56.2 million for the year ended June 30, 2011 from $45.1 million for the fiscal year ended June 30, 2010.  As noted earlier, the increase in non-interest expense was attributable, in part, to the comparatively higher level of non-recurring, merger-related expenses relating to the Central Jersey acquisition.  However, the increase in noninterest expense during fiscal 2011 was also attributable to the additional costs associated with the ongoing operation of the CJB Division that were reflected as increases in most other categories of non-interest expense compared to those reported for fiscal 2010.

Employee compensation-related expenses increased by approximately $4.2 million to $31.1 million for the year ended June 30, 2011 from $26.9 million for the year ended June 30, 2010.  Such increases largely reflected the additional level of staffing resulting from the acquisition of Central Jersey.  However, the increase also reflected the increase in compensation-related costs attributable to annual increases in wages and salaries of existing staff and overall increases to benefits costs including employee health care benefits and pension costs.  Offsetting these increases in compensation-related costs was a decline in stock benefit plan expenses resulting from the completed vesting of restricted stock and stock option benefits granted in prior years.  A small number of restricted stock and stock option benefits were granted during fiscal 2011 which will continue to be expensed over their five year vesting period.

Premises occupancy-related expenses increased $1.4 million to $5.5 million for the year ended June 30, 2011 from $4.2 million for the year ended June 30, 2010 largely reflecting the increases in expenses relating to the branch and administrative facilities acquired from Central Jersey.  The Company recognized increases across most categories of occupancy expenses including rent expense, repairs and maintenance, property taxes, utilities and depreciation expenses.  Due largely to those same factors, equipment and systems expenses increased $1.6 million to $6.1 million from $4.4 million for those same comparative periods.  A portion of the increase in equipment and systems expenses during fiscal 2011 was attributable to the conversion and integration of Central Jersey's core processing and related systems.

Federal deposit insurance premium expense increased $1.0 million to $2.3 million for the year ended June 30, 2011 from $1.3 million for the year ended June 30, 2010.  The increase was primarily attributable to growth in the balance of insurable deposits arising from the Central Jersey acquisition as well as the "organic" growth within the Bank's existing deposit base.  The increase in expense attributable to this growth was partially offset by a reduction in deposit insurance assessment rate resulting from changes to the FDIC's calculation methodology that went into effect during the last quarter of fiscal 2011.

Director compensation expense declined $1.1 million to $1.2 million for the year ended June 30, 2011 from $2.2 million for the year ended June 30, 2010.  The decline in the expense was largely attributable to a decline in stock benefit plan expenses resulting from the completed vesting of restricted stock and stock option benefits granted in prior years.

Merger-related expenses increased by $3.1 million to $3.5 million for the year ended June 30, 2011 from $373,000 for the year ended June 30, 2010 reflecting the recognition of the costs related to the acquisition of Central Jersey in each of the respective years.

Finally, miscellaneous expenses increased $782,000 to $5.5 million for the year ended June 30, 2011 from $4.8 million for the year ended June 30, 2010.  The aggregate increase in expense within the category was reflected across numerous line items including, but not limited to, legal, accounting and consulting, printing and office supplies, telephone, postage and insurance expenses as well as an increase attributable to the amortization of core deposit intangibles.  The increase in these expenses primarily reflect the combination effects of the ongoing operation of the CJB Division coupled with certain nonrecurring charges related to the conversion and integration of Central Jersey's core processing and related systems.

Provision for Income Taxes.  The provision for income taxes decreased $677,000 to $4.3 million for the year ended June 30, 2011 from $5.0 million during the year ended June 30, 2010.  The decrease in income taxes between the comparative periods was attributable, in part, to an increase in the recognition of tax-favored income that more than offset the comparative increase in pre-tax income between comparative periods.  The Company’s effective tax rates during the years ended June 30, 2011 and June 30, 2010 were 35.3% and 42.1%, respectively.

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

The increase in net interest income and net interest rate spread was also reflected in the Company’s net interest margin which increased two basis points to 2.83% for the year ended June 30, 2010 from 2.81% for the year ended June 30, 2009.  The lesser improvement in net interest margin compared to the improvement in net interest spread partly reflects proportionately greater growth in the average balance of noninterest-earning assets compared with that of noninterest-bearing liabilities between the comparative periods.  Specifically, the average balance of noninterest-bearing liabilities increased by $6.0 million to $74.4 million for the year ended June 30, 2010 from $68.4 million for the year ended June 30, 2009.  By comparison, the average balance of noninterest-earning assets increased by $37.8 million to $207.2 million for the year ended June 30, 2010 from $169.4 million for the year ended June 30, 2009.  The disparity in growth between noninterest-earning assets versus noninterest-bearing liabilities is also reflected in the Company’s ratio of average interest-earning assets to average interest-bearing liabilities which decreased to 120.9% for the year ended June 30, 2010 from 124.2% for the year ended June 30, 2009.

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

The declines in noninterest income noted above were more than offset by increases in income totaling $1.4 million associated with investment security-related activities.  Specifically, the Company recorded net security sale gains of $509,000 for fiscal 2010 compared with net sale losses of $415,000 during fiscal 2009.  The net security sale gains during fiscal 2010 resulted, in part, from gains associated with the sale of agency, pass-through securities.  These gains were partially offset by losses on the sale of the Company’s outstanding balance of non-investment grade, non-agency CMOs.  The CMOs sold were originally acquired as investment grade securities upon the in-kind redemption of the Bank’s interest in the AMF Fund during the quarter ended September 30, 2008.  The security sale loss of $415,000 recognized during fiscal 2009 was fully attributable to the AMF Fund in-kind redemption transaction.

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

	At June 30,			For the Years Ended June 30,
	2011			2011				2010				2009
	Actual Balance		Actual Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,268,351		5.40%	$1,172,576		$63,553	5.42%	$1,030,287		$58,129	5.64%	$1,064,019		$60,559	5.69%
Mortgage-backed securities(2)	1,033,752		3.36	853,350		29,972	3.51	677,496		30,450	4.49	696,672		34,944	5.02
Securities:(2)
Tax-exempt	33,634		0.94	58,295		1,050	1.80	18,143		631	3.48	18,183		634	3.49
Taxable	118,978		1.95	227,727		4,892	2.15	119,328		3,070	2.57	15,721		408	2.60
Other interest-earning assets(3)	188,808		0.55	127,900		909	0.71	161,376		828	0.51	115,806		1,363	1.18
Total interest-earning assets	2,643,523		4.04	2,439,848		100,376	4.11	2,006,630		93,108	4.64	1,910,401		97,908	5.12
Non-interest-earning assets	260,613			239,331				207,239				169,408
Total assets	$2,904,136			$2,679,179				$2,213,869				$2,079,809
Interest-bearing liabilities:
Interest-bearing demand	$452,773		0.79	$377,978		3,432	0.91	$198,623		2,324	1.17	$156,883		2,098	1.34
Savings and club	401,645		0.46	375,767		2,162	0.58	315,715		3,246	1.03	293,483		3,072	1.05
Certificates of deposit	1,151,848		1.59	1,086,544		18,319	1.69	935,684		22,519	2.41	873,257		30,524	3.50
Borrowings	247,642		3.30	239,224		8,303	3.47	210,000		8,232	3.92	215,077		8,506	3.95
Total interest-bearing liabilities	2,253,908		1.42	2,079,513		32,216	1.55	1,660,022		36,321	2.19	1,538,700		44,200	2.87
Non-interest-bearing liabilities (4)	162,354			118,909				74,423				68,441
Total liabilities	2,416,262			2,198,422				1,734,445				1,607,141
Stockholders’ equity	487,874			480,757				479,424				472,668
Total liabilities and stockholders’ equity	$2,904,136			$2,679,179				$2,213,869				$2,079,809
Net interest income						$68,160				$56,787				$53,708
Interest rate spread(5)			2.62%				2.56%				2.45%				2.25%
Net interest margin(6)							2.80%				2.83%				2.81%
Ratio of interest-earning assets to interest-bearing liabilities	1.17	x		1.17	x			1.21	x			1.24	x

(1)	Non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.
(2)	Mark to market valuation allowances have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and Federal Home Loan Bank of New York capital stock.
(4)
Includes actual balance of non-interest-bearing deposits of $143,087,000 at June 30, 2011 and average balances of non-interest-bearing deposits of $98,587,000, $55,436,000 and $51,132,000 for the years ended June 30, 2011, 2010 and 2009, respectively.

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

	Years Ended June 30,			Years Ended June 30,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Net loans receivable	$7,764	$(2,340)	$5,424	$(1,903)	$(527)	$(2,430)
Mortgage-backed securities	6,954	(7,432)	(478)	(929)	(3,565)	(4,494)
Securities:
Tax-exempt	844	(425)	419	(1)	(2)	(3)
Taxable	2,394	(572)	1,822	2,667	(5)	2,662
Other interest-earning assets	(195)	276	81	416	(951)	(535)
Total interest-earning assets	$17,761	$(10,493)	$(7,268)	$250	$(5,050)	$(4,800)

Interest expense:
Interest-bearing demand	$1,626	$(518)	$1,108	$514	$(288)	$226
Savings and club	533	(1,617)	(1,084)	233	(59)	174
Certificates of deposit	3,251	(7,451)	(4,200)	2,060	(10,065)	(8,005)
Federal Home Loan Bank advances	1,075	(1,004)	71	(207)	(67)	(274)
Total interest-bearing liabilities	$6,485	$(10,590)	$(4,105)	$2,600	$(10,479)	$(7,879)

Change in net interest income	$11,276	$97	$11,373	$(2,350)	$5,429	$3,079

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

Cash and cash equivalents, consisting primarily of deposits in other banks, increased by $41.2 million to $222.6 million at June 30, 2011 from $181.4 million at June 30, 2010.  The balances reported at June 30, 2011 included interest-earning and noninterest-earning accounts in other banks totaling $175.2 million and $36.2 million, respectively, primarily representing deposit relationships with three money center banks as well as accounts with the FHLB of New York and Federal Reserve.  The largest money center account relationship totaled approximately $35.5 million at June 30, 2011 with the next largest money center banking relationship totaling approximately $2.9 million as of that same date.  Management routinely transfers funds between depository institutions to maximize the return on the funds.

Management reviews cash flow projections regularly and updates them quarterly in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals.   The level of commitments reported at June 30, 2011 varied from those reported at the close of the prior fiscal year due, in part, to the acquisition of Central Jersey.  At June 30, 2011, construction loans in process and unused lines of credit were $17.0 million and $65.5 million, respectively, compared to $4.7 million and $25.9 million, respectively, at June 30, 2010.  As of those same comparative periods, the Bank had $788.7 million of certificates of deposit maturing in one year compared to $716.3 million at June 30, 2010.

Despite the Central Jersey acquisition, the Bank had a comparatively lower level of commitments to originate and purchase loans at June 30, 2011 than it had one year earlier reflecting the adverse economic and market conditions on overall loan origination volume as discussed earlier.  At June 30, 2011, the Bank had outstanding commitments to originate and purchase loans of $13.3 million and $-0- compared to $28.0 million and $1.0 million at June 30, 2010.

Deposits increased $525.8 million to $2.15 billion at June 30, 2011 from $1.62 billion at June 30, 2010.  Between those comparative periods, non-interest-bearing demand deposits increased $89.4 million to $143.1 million, interest-bearing demand deposits increased $196.6 million to $452.8 million, savings deposits increased $67.5 million to $401.6 million while certificates of deposit increased $172.3 million to $1.15 billion.

Throughout fiscal 2011, the Bank continued to price deposit interest rates at levels management considered to be reasonably competitive in the marketplace.  Despite the decline in the Bank’s offering rates for deposits during the year, the Bank continued to experience inflows of deposits as customers continued to seek the safety of insured deposits as an alternative to uninsured investments.  The growth in interest-bearing checking also reflected the promotion of the Bank’s “High Yield Checking” product during fiscal 2011.  As noted earlier, “High Yield Checking” is primarily designed to attract core deposits in the form of customers’ primary checking accounts through interest rate and fee reimbursement incentives to qualifying customers.  The comparatively higher interest expense associated with the “High Yield Checking” product in relation to our other checking products is expected to be partially offset by an associated increase in transaction fee income.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and to the extent that maturing deposits do not remain with us, management may replace the funds with advances.  The Bank has the capacity to borrow additional funds from the FHLB by taking additional long-term or short-term advances including overnight borrowings.  As of June 30, 2011, the Bank’s borrowing potential was $90.4 million without pledging additional collateral.  The increase in Bank’s balance of FHLB advances to $211.0 million at June 30, 2011 from $210.0 million at June 30, 2010 reflected additional advances acquired from Central Jersey totaling approximately $11.0 million that were substantially offset by $10.0 million of maturing advances during fiscal 2011.

The following table discloses our contractual obligations and commitments as of June 30, 2011.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Operating lease obligations	$8,784	$1,617	$2,530	$1,161	$3,476
Certificates of deposit	1,151,847	788,672	308,676	54,499	—
Federal Home Loan Bank advances	211,020	—	5,000	5,000	201,020

Total	$1,371,651	$790,289	$316,206	$60,660	$204,496

	Total Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)

Undisbursed funds from approved lines of credit(1)	$65,523	$25,034	$-	$-	$40,489
Construction loans in process	17,008	16,777	231	-	-
Other commitments to extend credit(1)	13,261	13,261	-	-	-

Total	$95,792	$55,072	$231	$-	$40,489

(1)	Represents amounts committed to customers.

In addition to the commitments noted above, the Bank expects to open its newest full service branch location in Allenhurst, New Jersey during the first quarter of fiscal 2012 resulting in an increase in the capital cost of premises and equipment as well increases in noninterest expenses associated with the ongoing operation of the branch.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At June 30, 2011, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

In addition to the commitments noted above the Bank is party to standby letters of credit totaling approximately $1.3 million at June 30, 2011 through which it guarantees certain specific business obligations of its commercial customers.  All standby letters of credit represent contingent liabilities at June 30, 2011 that were assumed by the Bank as a result of the Company’s acquisition of Central Jersey Bancorp during fiscal 2011.  The Bank had no obligations under standby letters of credit at June 30, 2010.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.  At June 30, 2011, outstanding loan commitments totaled $95.8 million compared to $58.6 million at June 30, 2010. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  For additional information regarding our outstanding lending commitments at June 30, 2011, see Note 18 to consolidated financial statements contained in this Annual Report on Form 10-K.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its well capitalized status in accordance with regulatory standards.  As of June 30, 2011, the Bank exceeded all capital requirements of the federal banking regulators.  The Bank’s regulatory capital ratios at June 30, 2011 were as follows: core capital 12.09%; Tier I risk-based capital 24.91%; and total risk-based capital 25.31%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.  For additional information regarding regulatory capital at June 30, 2011, see Note 16 to consolidated financial statements contained in this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by the Company, please refer to Note 3 included in the Consolidated Financial Statements.

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

With respect to the maturity and re-pricing of its interest-bearing liabilities, at June 30, 2011, $788.7 million or 68.5% of our certificates of deposit mature within one year with an additional $234.7 million or 20.4% maturing in greater than one year but less than or equal to two years.  Based on current market interest rates, the majority of these certificates are projected to re-price downward to the extent they remain with the Bank at maturity.  Of the $211.0 million of FHLB borrowings at June 30, 2011, all have fixed interest rates with $200.0 million maturing during fiscal 2018, but callable on a quarterly basis prior to maturity.  Given current market interest rates, the call options are not currently expected to be exercised by the FHLB.  The remaining $11.0 million of FHLB borrowings comprise three fixed rate advances; two $5.0 million advances maturing in 2013 and 2015 and one $1.0 million amortizing advance maturing in 2021.

With respect to the maturity and re-pricing of the Company’s interest-earning assets, at June 30, 2011, $61.4 million, or 4.8% of our total loans will reach their contractual maturity dates within one year with the remaining $1.21 billion, or 95.2% of total loans having remaining terms to contractual maturity in excess of one year.  Of loans maturing after one year, $992.8 million or 82.2% had fixed rates of interest while the remaining $215.1 million or 17.8% had adjustable rates of interest.

Regarding investment securities, at June 30, 2011, $38.0 million or 3.1% of our securities will reach their contractual maturity dates within one year with the remaining $1.17 billion, or 96.9% of total securities, having remaining terms to contractual maturity in excess of one year.  Of the latter category, $1.03 billion comprising 85.3% of our total securities had fixed rates of interest while the remaining $140.1 million comprising 11.6% of our total securities had adjustable or floating rates of interest.

At June 30, 2011, mortgage-related assets, including mortgage loans and mortgage-backed securities, total $2.2 billion and comprise 83.2% of total earning assets.  In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets.  In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them.  In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans.  By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates.  These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

The Company generally retained its liability sensitivity during fiscal 2011 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, changed modestly during the year.  Specifically, the Company’s cumulative one-year gap percentage changed from +0.91% at June 30, 2010 to -2.08% at June 30, 2011 while the Company’s cumulative three-year gap percentage changed from +9.00% to +3.34% over those same comparative periods.  The changes in gap noted indicate a modest decline in the proportion of earning assets repricing within the timeframes noted in relation to costing liabilities repricing within those same timeframes.

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

The upward trend in shorter term interest rates was reversed in September 2007 as the Federal Reserve began to lower the target rate for federal funds in reaction to the threat of a looming recession triggered by growing volatility and instability in the housing and credit markets.  The effects of those isolated crises rapidly grew to threaten the viability of the domestic and international financial markets as a whole.  In reaction to that larger threat, the Federal Reserve reduced the target federal funds rate by a total of over 500 basis points from 5.25% at June 2007 to a range between 0.00% and 0.25% which remains in effect at June 30, 2011.  During that four-year period, federal funds rate and other shorter term market interest rates decreased by a far greater degree than longer term market interest rates.  For example, the market yield on the one-year U.S. Treasury decreased 382 basis points from 4.01% at June 30, 2007 to 0.19% at June 30, 2011.  By comparison, the market yield on the 10-year U.S. Treasury decreased by only 185 basis points from 5.03% to 3.18% over those same time periods.  The steepening yield curve during that four year period had a beneficial impact on the Company’s net interest spread which increased 86 basis points from 1.70% for the year ended June 30, 2007 to 2.56% for the year ended June 30, 2011.

The Board of Directors has established an Interest Rate Risk Management Committee, currently comprised of Directors Hopkins, Regan, Aanensen, Mazza and Leopold Montanaro, with our Chief Operating Officer, Chief Financial Officer, Chief Investment Officer and Enterprise Risk Management Officer participating as management’s liaison to the committee. The committee meets quarterly to address management of our assets and liabilities, including review of our short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and re-pricing frequencies of loans and securities; and a variety of other asset and liability management topics.  The results of the committee’s quarterly review are reported to the full Board, which adjusts the investment policy and strategies, as it considers necessary and appropriate.

Quantitative Analysis.  Through June 30, 2011, management utilized a combination of internal and external analyses to quantitatively model, measure and monitor the Company’s exposure to interest rate risk.  The external quantitative analysis was based upon the interest rate risk model used by the OTS which utilized data submitted on the Bank’s quarterly Thrift Financial Reports.  The model estimated the change in the Bank’s net portfolio value (“NPV”) ratio throughout a series of interest rate scenarios.  NPV, sometimes referred to as the economic value of equity, represents the present value of the expected cash flows from the Bank’s assets less the present value of the expected cash flows arising from its liabilities adjusted for the value of off-balance sheet contracts.  The NPV ratio represents the dollar amount of the Bank’s NPV divided by the present value of its total assets for a given interest rate scenario.  In essence, NPV attempts to quantify the economic value of the Bank using a discounted cash flow methodology while the NPV ratio reflects that value as a form of capital ratio.  The degree to which the NPV ratio changes for any hypothetical interest rate scenario from its “base case” measurement is a reflection of an institution’s sensitivity to interest rate risk.

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

As illustrated in the tables below, the Bank’s NPV would be negatively impacted by an increase in interest rates.  This result is expected given the Bank’s liability sensitivity noted earlier.  Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of the Bank’s interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Bank’s assets compared to the beneficial impact arising from the reduced present value of its liabilities.  Hence, the Bank’s NPV and NPV ratio decline in the increasing interest rate scenarios.  Historically low interest rates at June 30, 2011 preclude the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

Given the anticipated discontinuation of external interest rate risk modeling by the OCC, the Bank’s internal interest rate risk analysis is expected to become its primary tool to measure, monitor and manage interest rate risk.  The following tables present the results of the Bank’s internal NPV analysis as of June 30, 2011 and June 30, 2010, respectively.

	At June 30, 2011
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	246,546	-147,422	-37%	9.60%	-429 bps
+200 bps	308,629	-85,339	-22%	11.59%	-230 bps
+100 bps	361,606	-32,362	-8%	13.10%	-79 bps
0 bps	393,968	-	-	13.89%	-

	At June 30, 2010
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	264,675	-115,353	-30%	12.85%	-387 bps
+200 bps	320,458	-59,569	-16%	14.97%	-175 bps
+100 bps	358,461	-21,566	-6%	16.19%	-52 bps
0 bps	380,028	-	-	16.71%	-
(1) The -100, -200 bps and -300 bps scenarios are not shown due to the low prevailing interest rate environment.

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined by bank regulators as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points.  Based upon the tables above, the Bank’s sensitivity measure increased by 55 basis points from -175 basis points at June 30, 2010  to -230 basis points at June 30, 2011 which indicates an aggregate increase in the Bank’s sensitivity to movements in interest rates from period to period.

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

Several internal and external factors working in concert contributed to the reported change in the Bank’s sensitivity measure.  Most significantly, acquisition of Central Jersey increased the overall balance of the Company’s interest-earning assets and interest-bearing liabilities while decreasing the balance of core capital through the recognition of additional goodwill relating to that acquisition.  These factors contributed significantly to the additional level of interest rate risk as reported by the change in NPV sensitivity measure from June 30, 2010 to June 30, 2011.  While the composition of the Central Jersey balance sheet had a comparatively lower level of embedded interest rate risk than the Company’s prior to the acquisition, any aggregate interest rate sensitivity of the liabilities assumed from Central Jersey exceeding that of the assets acquired also exacerbated the combined entity’s aggregate level of interest rate risk.

Other less noteworthy changes in the composition and allocation of the Bank’s balance sheet from June 30, 2010 to June 30, 2011, in conjunction with the factors noted above resulted in the reported increase in sensitivity to interest rate risk as quantified by the Bank’s sensitivity measure.

Because the Bank’s sensitivity measure and NPV ratio in the +200 bps scenario were within the applicable thresholds established by its primary regulator, the Bank’s “TB 13a Level of Risk” was rated as “Minimal” based upon the results of the OTS interest rate risk model as of June 30, 2011 and June 30, 2010. TB-13a is the OTS’s primary regulatory guidance concerning the management of interest rate risk.

Historically, the results of the Bank’s internal “NPV-based” analysis have generally been consistent with those of the external analysis prepared by OTS.  As noted earlier, the Bank’s internal interest rate risk analysis also includes an “earnings-based” component.  A quantitative, earnings-based approach to measuring interest rate risk is strongly encouraged by bank regulators as a complement to the “NPV-based” methodology.  Notwithstanding, OTS had not prepared an “earnings-based” interest rate risk analysis for the institutions within its oversight.  As such, institutions must utilize internal models and analysis to gauge the sensitivity of their earnings to movements in interest rates.  Regarding such internal modeling, however, there are no commonly accepted “industry best practices” that specify the manner in which “earnings-based” interest rate risk analysis should be performed with regard to certain key modeling variables.  Such variables include, but are not limited to, those relating to rate scenarios (e.g., immediate and permanent rate “shocks” versus gradual rate change “ramps”, “parallel” versus “nonparallel” yield curve changes), measurement periods (e.g., one year versus two year, cumulative versus noncumulative), measurement criteria (e.g., net interest income versus net income) and balance sheet composition and allocation (“static” balance sheet, reflecting reinvestment of cash flows into like instruments, versus “dynamic” balance sheet, reflecting internal budget and planning assumptions).

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

At June 30, 2011
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$71,589	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	70,361	-1,228	-1.71
Immediate and permanent	Parallel	Static	+200 bps	One Year	68,133	-3,456	-4.83
Immediate and permanent	Parallel	Static	+300 bps	One Year	62,925	-8,664	-12.10

At June 30, 2010
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$59,683	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	59,538	-145	-0.24
Immediate and permanent	Parallel	Static	+200 bps	One Year	58,809	-874	-1.46
Immediate and permanent	Parallel	Static	+300 bps	One Year	56,713	-2,970	-4.98

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

The report of Beard regarding the Registrant’s consolidated financial statements for the fiscal year ended June 30, 2009 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended June 30, 2009 and the interim period from July 1, 2009 through the date of their resignation, there were no disagreements with Beard on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Beard would have caused it to make reference to such disagreement in its reports.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Information Regarding Directors and Executive Officers” and “Operation of the Board of Directors” in the Registrant’s definitive proxy statement for the Registrant’s 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.

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

(d)
Securities Authorized for Issuance Under Equity Compensation Plans.  Set forth below is information as of June 30, 2011 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2005 Stock Compensation and Incentive Plan (1)	3,232,740	$12.28	386,356
Equity compensation plans not approved by stockholders:
None.	N/A	N/A	N/A

Total	3,232,740	$12.28	386,356

(1)
The number of securities reported in column (A) includes 3,167,740 vested options and 65,000 non-vested options outstanding as of June 30, 2011.  In addition to these options, restricted stock awards of 82,500 shares were also non-vested as of June 30, 2011.  The non-vested options and restricted stock awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter.  As of June 30, 2011, there were 73,459 restricted shares and 312,897 options remaining available for award under the approved equity compensation plans and are reported under column (C) as securities remaining available for future issuance under such plans.

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

(3)           The following exhibits are filed as part of this report:

3.1	Charter of Kearny Financial Corp.*
3.2	Bylaws of Kearny Financial Corp. **
4	Stock Certificate of Kearny Financial Corp*
10.1	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler**†
10.2	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones**†
10.3	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood**†
10.4	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi**†
10.5	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce**†
10.6	Employment Agreement between Kearny Federal Savings Bank and Craig Montanaro**†
10.7	Directors Consultation and Retirement Plan*†
10.8	Benefit Equalization Plan*†
10.9	Benefit Equalization Plan for Employee Stock Ownership Plan*†
10.10	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan ***†
10.11	Kearny Federal Savings Bank Director Life Insurance Agreement****†
10.12	Kearny Federal Savings Bank Executive Life Insurance Agreement****†
10.13	Kearny Financial Corp. Directors Incentive Compensation Plan*****†
10.14	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer*******†
11	Statement regarding computation of earnings per share
16.1	Letter re Change in Certifying Accountant ******

21 23 31 32	Subsidiaries of the Registrant Consent of ParenteBeard LLC Rule 13a-14(a)/15d-14(a) Certifications Section 1350 Certification

__________________
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
**	Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008 (File No. 000-51093)
***	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8
(File No. 333-130204)
****	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on August 18, 2005. (File No. 000-51093).
*****	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on December 9, 2005. (File No. 000-51093).
******	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on October 6, 2009. (File No. 000-51093).
*******	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2011. (File No. 000-51093).

September 26, 2011

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of June 30, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2011, a copy of which is included in this annual report.

/s/ Craig L. Montanaro	/s/ Eric B. Heyer
Craig L. Montanaro	Eric B. Heyer
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kearny Financial Corp.

We have audited Kearny Financial Corp.’s (the “Company”) internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders' equity, and cash flows of the Company, and our report dated September 26, 2011 expressed an unqualified opinion thereon.

Clark, New Jersey
September 26, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Kearny Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries (collectively the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2011 and 2010, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 26, 2011, expressed an unqualified opinion thereon.

Clark, New Jersey
September 26, 2011

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30,
	2011	2010
Assets	(In Thousands, Except Share and Per Share Data)

Cash and amounts due from depository institutions	$47,332	$3,286
Interest-bearing deposits in other banks	175,248	178,136

Cash and Cash Equivalents	222,580	181,422

Securities available for sale (amortized cost; 2011 $46,145; 2010 $30,960)	44,673	29,497
Securities held to maturity (estimated fair value; 2011 $107,052; 2010 $256,914)	106,467	255,000
Loans receivable, including net yield adjustments 2011 $1,021; 2010 $564	1,268,351	1,013,713
Less allowance for loan losses	(11,767)	(8,561)

Net Loans Receivable	1,256,584	1,005,152

Mortgage-backed securities available for sale (amortized cost; 2011 $1,032,407; 2010 $673,414)	1,060,247	703,455
Mortgage-backed securities held to maturity (estimated fair value; 2011 $1,416; 2010 $1,754)	1,345	1,700
Premises and equipment	39,556	34,989
Federal Home Loan Bank of New York stock	13,560	12,867
Interest receivable	9,740	8,338
Goodwill	108,591	82,263
Bank owned life insurance	24,470	19,833
Other assets	16,323	5,297

Total Assets	$2,904,136	$2,339,813

Liabilities and Stockholders’ Equity
Liabilities

Deposits:
Non-interest bearing	$143,087	$53,709
Interest-bearing	2,006,266	1,569,853

Total Deposits	2,149,353	1,623,562

Borrowings	247,642	210,000
Advance payments by borrowers for taxes	5,794	5,699
Deferred income tax liabilities, net	1,669	4,391
Other liabilities	11,804	10,235

Total Liabilities	2,416,262	1,853,887

Stockholders’ Equity
Preferred stock, $0.10 par value; 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.10 par value; 75,000,000 shares authorized; 72,737,500 shares issued; 2011 67,851,077 outstanding; 2010 68,344,277 outstanding	7,274	7,274
Paid-in capital	215,258	213,529
Retained earnings	317,354	312,844
Unearned Employee Stock Ownership Plan shares; 2011 824,352 shares; 2010 969,828 shares	(8,244)	(9,698)
Treasury stock, at cost; 2011 4,886,423 shares; 2010 4,393,223 shares	(59,200)	(54,738)
Accumulated other comprehensive income	15,432	16,715

Total Stockholders’ Equity	487,874	485,926

Total Liabilities and Stockholders’ Equity	$2,904,136	$2,339,813

See notes to consolidated  financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Income
	Years Ended June 30,
	2011	2010	2009
	(In Thousands, Except Per Share Data)
Interest Income
Loans	$63,553	$58,129	$60,559
Mortgage-backed securities	29,972	30,450	34,944
Securities:
Taxable	4,892	3,070	408
Tax-exempt	1,050	631	634
Other interest-earning assets	909	828	1,363
Total Interest Income	100,376	93,108	97,908

Interest Expense
Deposits	23,913	28,089	35,694
Borrowings	8,303	8,232	8,506
Total Interest Expense	32,216	36,321	44,200

Net Interest Income	68,160	56,787	53,708

Provision for Loan Losses	4,628	2,616	317

Net Interest Income after Provision for Loan Losses	63,532	54,171	53,391

Non-Interest Income
Fees and service charges	2,027	1,422	1,415
Gain (loss) on sale of securities	749	509	(415)
Other-than-temporary security impairment:
Total	-	(446)	(988)
Less: Portion recognized in other comprehensive income	-	240	274
Portion recognized in earnings	-	(206)	(714)
Gain on sale of loans	539	-	-
Income from bank owned life insurance	708	566	558
Electronic banking fees and charges	724	406	387
Miscellaneous	32	1	288
Total Non-Interest Income	4,779	2,698	1,519

Non-Interest Expenses
Salaries and employee benefits	31,105	26,936	25,449
Net occupancy expense of premises	5,527	4,172	4,132
Equipment and systems	6,053	4,429	4,486
Advertising	1,016	907	900
Federal deposit insurance premium	2,307	1,307	1,864
Directors’ compensation	1,153	2,213	2,200
Merger-related expenses	3,474	373	-
Miscellaneous	5,539	4,757	4,891
Total Non-Interest Expenses	56,174	45,094	43,922

Income before Income Taxes	12,137	11,775	10,988

Income Taxes	4,286	4,963	4,597

Net Income	$7,851	$6,812	$6,391

Net Income per Common Share (EPS)
Basic and Diluted	$0.12	$0.10	$0.09

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	67,118	67,920	68,710

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended June 30, 2011, 2010 and 2009

							Accumulated
					Unearned		Other
	Common Stock		Paid-in	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	(Loss) Income	Total
Balance – June 30, 2008	70,489	$7,274	$203,266	$307,186	$(12,608)	$(32,023)	$(1,724)	$471,371
Comprehensive income:
Net income	-	-	-	6,391	-	-	-	6,391
Realized loss on securities available for sale, net of income tax of $170	-	-	-	-	-	-	245	245
Unrealized gain on securities available for sale, net of deferred income tax of $6,821	-	-	-	-	-	-	9,925	9,925
Non-credit related other-than-temporary impairment losses on securities held to maturity, net of income tax of $113	-	-	-	-	-	-	(161)	(161)
Benefit plan, net of deferred income tax of $116	-	-	-	-	-	-	184	184
Total comprehensive income								16,584
Adjustment to initially apply benefit plan measurement date provisions, net of income tax benefit of $34	-	-	-	(66)	-	-	16	(50)
Cumulative-effect adjustment to initially apply split-dollar life insurance guidance	-	-	-	(480)	-	-	-	(480)
Cumulative-effect adjustment to initially apply security impairment guidance, net of income tax benefit of $115	-	-	-	165	-	-	(165)	-
ESOP shares committed to be released (144 shares)	-	-	236	-	1,455	-	-	1,691
Dividends contributed for payment of ESOP loan	-	-	81	-	-	-	-	81
Stock option expense	-	-	1,906	-	-	-	-	1,906
Treasury stock purchases	(1,247)	-	-	-	-	(13,962)	-	(13,962)
Restricted stock plan shares earned (251 shares)	-	-	3,086	-	-	-	-	3,086
Tax effect from stock-based compensation	-	-	2	-	-	-	-	2
Cash dividends declared ($0.20/public share)	-	-	-	(3,509)	-	-	-	(3,509)
Balance – June 30, 2009	69,242	$7,274	$208,577	$309,687	$(11,153)	$(45,985)	$8,320	$476,720

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended June 30, 2011, 2010 and 2009

							Accumulated
					Unearned		Other
	Common Stock		Paid-in	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total
Balance – June 30, 2009	69,2429	$7,274	$208,577	$309,687	$(11,153)	$(45,985)	$8,320	$476,720
Comprehensive income:
Net income	-	-	-	6,812	-	-	-	6,812
Realized loss on securities available for sale, net of income tax of $634	-	-	-	-	-	-	(911)	(911)
Unrealized gain on securities available for sale, net of deferred income tax of $6,171	-	-	-	-	-	-	8,925	8,925
Non-credit related other-than-temporary impairment losses on securities held to maturity, net of income tax of $228	-	-	-	-	-	-	326	326
Benefit plan, net of deferred income tax of $36	-	-	-	-	-	-	55	55
Total comprehensive income								15,207
ESOP shares committed to be released (145 shares)	-	-	30	-	1,455	-	-	1,485
Dividends contributed for payment of ESOP loan	-	-	107	-	-	-	-	107
Stock option expense	-	-	1,907	-	-	-	-	1,907
Treasury stock purchases	(898)	-	-	-	-	(8,753)	-	(8,753)
Restricted stock plan shares earned (251 shares)	-	-	3,084	-	-	-	-	3,084
Tax effect from stock-based compensation	-	-	(176)	-	-	-	-	(176)
Cash dividends declared ($0.20/public share)	-	-	-	(3,355)	-	-	-	(3,355)
Cash dividend to Kearny MHC	-	-	-	(300)	-	-	-	(300)
Balance – June 30, 2010	68,344	$7,274	$213,529	$312,844	$(9,698)	$(54,738)	$16,715	$485,926

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended June 30, 2011, 2010 and 2009

							Accumulated
					Unearned		Other
	Common Stock		Paid-in	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total
Balance – June 30, 2010	68,344	$7,274	$213,529	$312,844	$(9,698)	$(54,738)	$16,715	$485,926
Comprehensive income:
Net income	-	-	-	7,851	-	-	-	7,851
Realized gain on securities available for sale, net of income tax of $319	-	-	-	-	-	-	(458)	(458)
Unrealized loss on securities available for sale, net of deferred income tax of $593	-	-	-	-	-	-	(840)	(840)
Benefit plan, net of deferred income tax of $12	-	-	-	-	-	-	15	15
Total comprehensive income								6,568
ESOP shares committed to be released (145 shares)	-	-	(131)	-	1,455	-	-	1,323
Dividends contributed for payment of ESOP loan	-	-	141	-	-	-	-	141
Stock option expense	-	-	719	-	-	-	-	719
Treasury stock purchases	(493)	-	-	-	-	(4,462)	-	(4,462)
Restricted stock plan shares earned (115 shares)	-	-	1,240	-	-	-	-	1,240
Tax effect from stock-based compensation	-	-	(240)	(124)	-	-	-	(364)
Cash dividends declared ($0.20/public share)	-	-	-	(3,217)	-	-	-	(3,217)
Balance – June 30, 2011	67,851	$7,274	$215,258	$317,354	$(8,244)	$(59,200)	$15,432	$487,874

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2011	2010	2009
	(In Thousands)
Cash Flows from Operating Activities
Net income	$7,851	$6,812	$6,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,214	1,745	1,777
Net amortization of premiums, discounts and loan fees and costs	3,069	952	722
Deferred income taxes	1,245	(15)	673
Amortization of intangible assets	96	22	29
Amortization of benefit plans’ unrecognized net loss, net of gain from curtailment	68	143	207
Provision for loan losses	4,628	2,616	317
Realized (gain) loss on sale of securities available for sale	(777)	-	415
Realized gain on sale of mortgage-backed securities available for sale	-	(1,545)	-
Realized loss on sale of mortgage-backed securities held to maturity	28	1,036	-
Realized gain on sale of loans	(539)	-	-
Proceeds from sale of loans	8,169	-	-
Loss on other-than-temporary impairment of securities	-	206	714
Realized gain on sale of deposits	-	-	(132)
Realized loss on disposition of premises and equipment	-	13	7
Increase in cash surrender value of bank owned life insurance	(708)	(566)	(558)
ESOP, stock option plan and restricted stock plan expenses	3,282	6,476	6,683
Realized loss (gain) on sale, net of write down of real estate owned	81	(8)	-
Decrease (increase) in interest receivable	685	(101)	712
Decrease (increase) in other assets	1,513	(4,021)	170
(Decrease) increase in interest payable	(223)	13	(72)
(Decrease) increase in other liabilities	(1,893)	(1,059)	2,101

Net Cash Provided by Operating Activities	$28,789	$12,719	$20,156

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2011	2010	2009
	(In Thousands)
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$26,459	$-	$1,353
Proceeds from calls and maturities of securities available for sale	54,891	-	35
Proceeds from repayments of securities available for sale	1,193	699	872
Purchases of securities held to maturity	(68,873)	(265,000)	-
Proceeds from calls and maturities of securities held to maturity	248,362	10,000	-
Proceeds from repayments of securities held to maturity	670	-	-
Purchases of loans	(4,366)	(31,216)	(67,698)
Net decrease in loans receivable	81,856	62,091	49,348
Proceeds from sale of real estate owned	690	495	-
Proceeds from insurance claim on real estate owned	82	-	-
Purchases of mortgage-backed securities available for sale	(539,201)	(224,643)	(77,364)
Principal repayments on mortgage-backed securities available for sale	210,287	182,836	137,741
Proceeds from sale of mortgage-backed securities available for sale	-	34,215	-
Principal repayments on mortgage-backed securities held to maturity	315	932	780
Proceeds from sale of mortgage-backed securities held to maturity	34	1,124	-
Additions to premises and equipment	(1,661)	(1,258)	(2,328)
Proceeds from cash settlement on premises and equipment	31	6	-
Purchase of bank owned life insurance	-	(3,000)	-
Purchases of FHLB stock	(2,250)	-	(459)
Redemptions of FHLB stock	2,752	83	585
Cash paid in merger, net of cash acquired	(24,529)	-	-

Net Cash (Used in) Provided by Investing Activities	(13,258)	(232,636)	42,865

Cash Flows from Financing Activities
Net increase in deposits	49,952	202,344	50,615
Payment in connection with sale of deposits	-	-	(8,254)
Repayment of long-term FHLB advances	(10,046)	-	(8,000)
Decrease in short-term borrowings	(1,301)	-	-
Repayment of subordinated debentures	(5,155)	-	-
Increase (decrease) in advance payments by borrowers for taxes	95	(15)	(135)
Dividends paid to stockholders of Kearny Financial Corp.	(3,233)	(3,693)	(3,566)
Purchase of common stock of Kearny Financial Corp. for treasury	(4,462)	(8,753)	(13,962)
Dividends contributed for payment of ESOP loan	141	107	81
Tax (expense) benefit from stock based compensation	(364)	(176)	2

Net Cash Provided by Financing Activities	25,627	189,814	16,781

Net Increase (Decrease) in Cash and Cash Equivalents	41,158	(30,103)	79,802

Cash and Cash Equivalents - Beginning	181,422	211,525	131,723

Cash and Cash Equivalents - Ending	$222,580	$181,422	$211,525

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2011	2010	2009
	(In Thousands)
Supplemental Disclosures of Cash Flows Information
Cash paid during the year for:
Income taxes, net of refunds	$3,603	$4,606	$3,854

Interest	$32,439	$36,308	$44,272

Non-cash investing activities:
Real estate owned acquired in settlement of loans	$7,046	$543	$-
Mortgage-backed securities held to maturity received in exchange for equity security available for sale	$-	$-	$5,972
Fair vale of assets acquired, net of cash and cash equivalents acquired	$559,316	$-	$-
Fair value of liabilities assumed	$534,787	$-	$-

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Note 1 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiaries, Kearny Federal Savings Bank (the “Bank”) and Kearny Financial Securities, Inc., and the Bank’s wholly-owned subsidiaries, KFS Financial Services, Inc., KFS Investment Corp. and CJB Investment Corp., including CJB Investment Corp.’s wholly owned subsidiary, Central Delaware Investment Corp.  The Company conducts its business principally through the Bank.  Management prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, including the elimination of all significant inter-company accounts and transactions during consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the evaluation of goodwill for impairment, identification of other-than-temporary impairment of securities and the determination of the amount of deferred tax assets which are more likely than not to be realized.  Management believes that the allowance for loan losses represents its best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, impairment testing of goodwill and evaluation for other-than-temporary impairment of securities are done in accordance with GAAP; and deferred tax assets are properly recognized.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area.  Moreover, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the recognition of additions to the allowance based on their judgments about information available to them at the time of their examination.  Additionally, subsequent evaluations of the Company’s goodwill that originated from the application of purchase accounting associated with the Company’s prior acquisition of four community banks, could identify impairments to the intangible asset that would result in future charges to earnings.  Finally, the determination of the amount of deferred tax assets more likely than not to be realized is dependent on projections of future earnings, which are subject to frequent change.

Business of the Company and Subsidiaries

The Company’s primary business is the ownership and operation of the Bank.  The Bank is principally engaged in the business of attracting deposits from the general public at its 40 locations in New Jersey and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities.  Loans originated or purchased by the Bank generally include loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers.  The investment securities purchased by the Bank generally include U.S. agency mortgage-backed securities, U.S. government and agency debentures and bank-qualified municipal obligations.  The Bank maintains a small balance of single issuer trust preferred securities and non-agency mortgage-backed securities which were acquired through the Company’s purchase of other institutions and does not actively purchase such securities.

The Company’s other subsidiary, Kearny Financial Securities, Inc., was organized in April 2005 under Delaware law as a Delaware Investment Company primarily to hold investment and mortgage-backed securities.  At June 30, 2011 and during the three-year period then ended, Kearny Financial Securities, Inc. was considered inactive.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

The Bank has three wholly owned subsidiaries: KFS Financial Services, Inc., KFS Investment Corp. and CJB Investment Corp.  KFS Financial Services, Inc. was incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000.  It is a service corporation subsidiary organized for selling insurance products to Bank customers and the general public through a third party networking arrangement.

KFS Investment Corp. was organized in October 2007 under New Jersey law as a New Jersey Investment Company.  At June 30, 2011 and during the three-year period then ended, KFS Investment Corp. was considered inactive.

CJB Investment Corp. and its wholly-owned subsidiary, Central Delaware Investment Corp. were acquired by the Bank through the Company’s acquisition of Central Jersey Bancorp in November 2010.  CJB Investment Corp was organized under New Jersey law as a  New Jersey Investment Company while Central Delaware Investment Corp. was organized as an investment company organized and operated under Delaware state law.

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

Concentration of Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist of cash and cash equivalents, loans receivable and mortgage-backed securities.  Cash and cash equivalents include deposits placed in other financial institutions.  At June 30, 2011, the Company had cash and cash equivalents of $222.6 million comprising funds on deposit at other institutions totaling $214.1 million and other cash-related items, consisting primarily of vault cash, totaling $8.5 million.  Cash and equivalents on deposit at other institutions at June 30, 2011 comprised of $155.9 million held by the Federal Home Loan Bank (“the FHLB”) of New York,  $19.1 million held by the Federal Reserve (“FRB”) and a total of $39.1 million held at a total of five institutions with the two largest aggregate relationships representing funds deposits in two U.S. domestic money center banks totaling $35.5 million and $2.8 million, respectively, at June 30, 2011.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Acquired Loans

Loans that we acquire in acquisitions subsequent to January 1, 2009 are recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount.

Past Due Loans

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

Nonaccrual Loans

Loans are generally placed on nonaccrual status when contractual payments become 90 days or more past due, and are otherwise placed on nonaccrual when the Company does not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement.  Loans that become 90 days past maturity, but remain non-delinquent with regard to ongoing P&I payments may remain on accrual status if: (1) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, past maturity status notwithstanding, and (2) the borrower is working actively and cooperatively with the Company to remedy the past maturity status through an expected refinance, payoff or modification of the loan agreement that is not expected to result in a troubled debt restructuring (“TDR”) classification.  All TDRs are placed on nonaccrual status for a period of no less than six months after restructuring, irrespective of past due status.  The sum of nonaccrual loans plus accruing loans that are 90 days or more past due are generally defined as “nonperforming loans”.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan for financial statement purposes.  When a loan is returned to accrual status, any accumulated interest payments previously applied to the carrying value of the loan during its nonaccrual period are recognized as interest income.

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

Classification of Assets

In compliance with the regulatory guidelines, the Company’s loan review system includes an evaluation process through which certain loans exhibiting adverse credit quality characteristics are classified “Special Mention”, “Substandard”, “Doubtful” or “Loss”.  It is our policy to review the loan portfolio in accordance with regulatory classification procedures, generally on a monthly basis.

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

Management evaluates loans classified as substandard or doubtful for impairment in accordance with applicable accounting requirements.  Impairment identified through these evaluations are classified as “Loss” through which either a specific valuation allowance equal to 100% of the impairment is established or the loan is charged off.  In general, loans that are classified as “Loss” in their entirety are charged off directly against the allowance for loan loss.  In a limited number of cases, the net carrying value of an impaired loan may be classified as “Loss” based on regulatory expectations supported by a collateral-dependent impairment analysis.  However, the borrower’s adherence to contractual repayment terms precludes the recognition of an actual charge off.  In these limited cases, a specific valuation allowance equal to 100% of the impaired loan’s carrying value may be maintained against the net carrying value of the asset.

More typically, the Company’s impaired loans with impairment are characterized by “split classifications” (ex. Substandard/Loss) with charge offs being recorded against the allowance for loan loss at the time such losses are realized.  For loans primarily secured by real estate, which comprise over 90% of the Company’s loan portfolio at June 30, 2011, the recognition of impairments as “charge offs” typically coincides with the foreclosure of the property securing the impaired loan at which time the property is brought into real estate owned at its fair value, less estimated selling costs, and any portion of the loan’s  carrying value in excess of that amount is charged off against the ALLL.

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

During fiscal 2011, the Company expanded the scope of loans that it considers eligible for individual impairment review to now include all one-to-four family mortgage loans as well as its home equity loans and home equity lines of credit.  Expanding the scope of loans individually evaluated for impairment in this manner did not have a material impact on the Company’s allowance for loan loss calculations nor the reported level of its impaired loans.

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

The Company generally obtains independent appraisals on properties securing mortgage loans when such loans are initially placed on nonperforming status with such values updated approximately every six to twelve months thereafter throughout the foreclosure process.  Appraised values are typically updated at the point of foreclosure and approximately every six to twelve months thereafter while the repossessed property is held as real estate owned.

As supported by accounting and regulatory guidance, the Company reduces the fair value of the collateral by estimated selling costs, such as real estate brokerage commissions, to measure impairment when such costs are expected to reduce the cash flows available to repay the loan.

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

The second tier of the loss measurement process involves estimating the probable and estimable losses which addresses loans not otherwise reviewed individually for impairment.  Such loans include groups of smaller-balance homogeneous loans that may generally be excluded from individual impairment analysis, and therefore collectively evaluated for impairment, as well as the non-impaired portion of those loans within categories that are otherwise eligible for individual impairment review.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

The timeframe between when loan impairment is first identified by the Company and when such impairment is ultimately charged off varies by loan type due to the applicable collection, foreclosure and/or collateral repossession processes and timeframes.  For example, unsecured consumer and commercial loans are classified as “loss” at 120 days past due and are generally charged off at that time.

By contrast, the Company’s secured loans are primarily comprised of residential and nonresidential mortgage loans and commercial/business loans secured by properties located in New Jersey where the foreclosure process currently takes 24-36 months to complete.  As noted above, impairment is first measured at the time the loan is initially classified as nonperforming, which generally coincides with initiation of the foreclosure process.  However, such impairment measurements are updated at least quarterly which may result in the identification of additional impairment and loss classifications arising from deteriorating collateral values or other factors effecting the estimated fair value of collateral-dependent loans.  Charge offs of the cumulative portion of secured loans classified as loss, where applicable, are generally recognized upon completion of foreclosure at which time: (a) the property is brought into real estate owned at its fair value, less estimated selling costs, (b) any portion of the loan’s  carrying value in excess of that amount is charged off against the ALLL, and (c) the historical loss factors used in the Company’s ALLL calculations are updated to reflect that actual loss.

Accordingly, the historical loss factors used in the Company’s allowance for loan loss calculations do not reflect the probable losses on impaired loans until such time that the losses are realized as charge offs.  Consideration of these probable losses in the Company’s historical loss factors would otherwise increase the portion of the allowance for loan losses attributable to such factors.  However, the environmental loss factors utilized by the Company in its allowance for loan loss calculation methodology, as described below, generally serve to recognize the probable losses within the portfolio that have not yet been realized as charge offs.

Inasmuch as impairment is generally first measured concurrent with an eligible loan’s initial classification as “nonperforming”, as described earlier, the timeframes between “nonperforming classification and charge off” and “initial impairment/loss measurement and charge off” are generally consistent.

As noted, the second tier of the Company’s allowance for loan loss calculation also utilizes environmental loss factors to estimate the probable losses within the loan portfolio. Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio. Such risk criteria includes the level of and trends in nonperforming loans; the effects of changes in credit policy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations and changes in local and regional real estate values.  For each category of the loan portfolio, a level of risk, developed from a number of internal and external resources, is assigned to each of the qualitative criteria utilizing a scale ranging from zero (negligible risk) to 15 (high risk). The sum of the risk values, expressed as a whole number, is multiplied by .01% to arrive at an overall environmental loss factor, expressed in basis points, for each category. The outstanding principal balance of each loan category is multiplied by the applicable environmental loss factor to estimate the level of probable losses based upon the qualitative risk criteria.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

In evaluating the impact of the level and trends in nonperforming loans on environmental loss factors, the Company first broadly considers the occurrence and overall magnitude of prior losses recognized on such loans over an extended period of time.  For this purpose, losses are considered to include both direct charge offs as well as the portions of impaired assets classified as loss for which specific valuation allowances have been recognized through provisions to the allowance for loan losses.  To the extent that prior losses have generally been recognized on nonperforming loans within a category, a basis is established to recognize existing losses on loans collectively evaluated for impairment based upon the current levels of nonperforming loans within that category.  Conversely, the absence of material prior losses attributable to delinquent or nonperforming loans within a category may significantly diminish, or even preclude, the consideration of the level of nonperforming loans in the calculation of the environmental loss factors attributable to that category of loans.

Once the basis for considering the level of nonperforming loans on environmental loss factors is established, the Company then considers the current dollar amount of nonperforming loans by loan type in relation to the total outstanding balance of loans within the category.  A greater portion of nonperforming loans within a category in relation to the total suggests a comparatively greater level of risk and expected loss within that loan category and vice-versa.

In addition to considering the current level of nonperforming loans in relation to the total outstanding balance for each category, the Company also considers the degree to which those levels have changed from period to period.  A significant and sustained increase in nonperforming loans over a 12-24 month period suggests a growing level of expected loss within that loan category and vice-versa.

As noted above, the Company considers these factors in a qualitative, rather than quantitative fashion when ascribing the risk value, as described above, to the level and trends of nonperforming loans that is applicable to a particular loan category.  As with all environmental loss factors, the risk value assigned ultimately reflects the Company’s best judgment as to the level of expected losses on loans collectively evaluated for impairment.

The sum of the probable and estimable loan losses calculated through the first and second tiers of the loss measurement processes as described above, represents the total targeted balance for the Company’s allowance for loan losses at the end of a fiscal period.  As noted earlier, the Company establishes all additional specific valuation allowances in the fiscal period during which additional loan impairments are identified.  This step is generally performed by transferring the required additions to specific valuation allowances on impaired loans from the balance of the Company’s general valuation allowances.  After establishing all specific valuation allowances relating to impaired loans, the Company then compares the remaining actual balance of its general valuation allowance to the targeted balance calculated at the end of the fiscal period.  The Company adjusts its balance of general valuation allowances through the provision for loan losses as required to ensure that the balance of the allowance for loan losses reflects all probable and estimable loans losses at the close of the fiscal period.  Any balance of general valuation allowances in excess of the targeted balance is reported as unallocated with such balances attributable to probable losses within the loan portfolio relating to environmental factors within one or more non-specified loan segments.  Notwithstanding calculation methodology and the noted distinction between specific and general valuation allowances, the Company’s entire allowance for loan losses is available to cover all charge-offs that arise from the loan portfolio.

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

Significant renewals and betterments are charged to the premises and equipment account.  Maintenance and repairs are charged to operations in the year incurred.  Rental income is netted against occupancy costs in the consolidated statements of income.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets principally represent the excess cost over the fair value of the net assets of the institutions acquired in purchase transactions.  Goodwill is evaluated annually by reporting unit and an impairment loss recorded if indicated.  The impairment test is performed in two phases.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed.  That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  No impairment charges were required to be recorded in the years ended June 30, 2011, 2010 or 2009.  If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined.  The balance of other intangible assets at June 30, 2011 totaled $807,000 representing the remaining unamortized balance of the original core deposit intangible ascribed to the value of deposits acquired by the Bank through the Company’s acquisition of Central Jersey Bancorp in November 2010.

Bank Owned Life Insurance

Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value.  The change in the net asset value is recorded as a component of non-interest income.  Effective July 1, 2008, the Company adopted revised accounting guidance concerning accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements.    The Company recognized the cumulative effect of adopting the consensus by recording a deferred liability of approximately $480,000, representing the estimated cost of postretirement life insurance benefits accruing to applicable employees and directors covered by an endorsement split-dollar life insurance arrangement, offset by an equivalent adjustment to retained earnings.  The Company recorded additional expense of approximately $37,000, $39,000 and $33,000 for the years ended June 30, 2011, 2010 and 2009, respectively, attributable to the increase in the deferred liability.

Servicing

Loan servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets.  Under the applicable accounting guidance regarding servicing assets and liabilities, servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures each class of servicing asset using either the fair value or the amortization method. The Company has elected to initially and subsequently measure the loan servicing rights for U.S. Small Business Administration (“SBA”) loans using the amortization method.  Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.  The Company originates SBA loans and typically sells the U.S. Government guaranteed portion of the outstanding loan balance to investors, with servicing retained.  Servicing rights fees, which are usually based on a percentage of the outstanding principal balance of the loan, are recorded for servicing functions. These servicing rights are recorded as other assets in the consolidated statements of financial condition.  As of June 30, 2011, the balance of the Company’s loan servicing assets totaled approximately $416,000.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Fair value is based on market prices for comparable loan servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the servicing right and result in a reduction to noninterest income.

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment.  Changes in valuation allowances are reported with gain/(loss) on sale of loans held-for-sale on the income statement.  Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of loan servicing rights is netted against loan servicing fee income.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of June 30, 2011.  Therefore, the Company has no unrecognized income tax benefits at June 30, 2011.  Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income.  The Company recognized no interest and penalties during the years ended June 30, 2011, 2010 and  2009, respectively.  The tax years subject to examination by the taxing authorities are the years ended June 30, 2010, 2009 and 2008.

Other Comprehensive Income

The Company records unrealized gains and losses, net of deferred income taxes, on available for sale mortgage-backed and non-mortgage-backed securities in accumulated other comprehensive income.  Unrealized losses on available for sale securities recorded through OCI are generally considered “temporary” security impairments.  However, the Company also records noncredit-related, “other-than-temporary” security impairments on both the available for sale and held to maturity debt securities, where applicable, through OCI in circumstances where the sale of the security is unlikely.  Realized gains and losses, if any, are reclassified to non-interest income upon sale of the related securities.  The Company has elected to report the effects of OCI in the consolidated statements of stockholders’ equity.

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

Reclassification

Certain amounts as of and for the years ended June 30, 2010 and 2009 have been reclassified to conform to the current year’s presentation.  These changes had no effect on the Company’s results of operations.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of condition date of June 30, 2011, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Merger-related Expenses

Merger-related expenses are recorded in the consolidated statements of income and include costs relating to Kearny Financial Corp.’s acquisition of Central Jersey Bancorp as described in Note 2 below.  These charges represent one-time costs associated with acquisition activities and do not represent ongoing costs of the fully integrated combined organization.  Accounting guidance requires that acquisition-related transaction and restructuring costs incurred by the Company after June 30, 2009 be charged to expense as incurred.  Previously, such expenses were included as part of the consideration paid and effectively recorded as an adjustment to goodwill.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Acquisition of Central Jersey Bancorp

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

The Company accounted for the transaction using applicable accounting guidance regarding business combinations resulting in the recognition of pre-tax merger-related expenses totaling $3.5 million during the year ended June 30, 2011.  The Company recognized an additional $373,000 of merger-related expenses relating to the Central Jersey acquisition during the prior fiscal year ended June 30, 2010.  Additionally, the Company recorded the assets acquired and liabilities assumed through the merger at fair value as summarized in the following table (in thousands).

Consideration Paid:
Cash for outstanding shares paid to Central Jersey shareholders	$70,455
Cash paid to U.S. Department of Treasury for redemption of Central Jersey preferred shares and related warrant	11,620
Total consideration paid	$82,075

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash and cash equivalents	$57,546
Investment securities	128,948
Net loans receivable	347,721
Mortgage-backed securities	34,447
Premises and equipment	5,151
Federal Home Loan Bank stock	1,195
I Interest receivable	2,087
Bank owned life insurance	3,929
Deferred income tax assets, net	3,068
Core deposit intangible	903
Other assets	5,539
Fair value of assets acquired	590,534

Deposits	476,791
Federal Home Loan Bank advances	11,593
Subordinated debentures	5,155
Other borrowings	37,482
Other liabilities	3,766
Fair value of liabilities assumed	534,787
Total identifiable net assets	55,747

Goodwill	26,328
Total	$82,075

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Acquisition of Central Jersey Bancorp (continued)

The amount reported above for goodwill includes a net increase of $48,000 recorded during the quarter ended June 30, 2011.  The net adjustment reflects increases to goodwill resulting from a $819,000 reduction in net deferred income tax assets acquired and a $203,000 increase in accrued expenses reflected in the fair value of other liabilities assumed.  These adjustments to goodwill were partially offset by a net increase of $71,000 in the fair value of other assets acquired resulting from the recognition of $155,000 in miscellaneous receivables that was partially offset by an $84,000 reduction in the value of the loan servicing asset acquired.  Finally, the change in goodwill during the quarter ended June 30, 2011 also reflected the recognition of a core deposit intangible totaling $903,000, as discussed below.  The fair value amounts included in the table above are subject to adjustment for a period of one year from the acquisition date.  However, the final amounts are not expected to be materially different than those shown.  None of the goodwill is deductible for income tax purposes.

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

There was no carryover of Central Jersey’s allowance for loan losses associated with the loans acquired as the loans were initially recorded at fair value. Information about the loans acquired from Central Jersey as of November 30, 2010 is as follows (in thousands):

Contractually required principal and interest at acquisition	$468,977
Contractual cash flows not expected to be collected	(8,005)
Expected cash flows at acquisition	460,972
I Interest component of expected cash flows	(113,251)

Fair value of acquired loans	$347,721

At June 30, 2011, the remaining outstanding principal balance and carrying amount of the loans acquired from Central Jersey totaled approximately $318,753,000 and $314,905,000, respectively.

Included in the interest component of expected cash flows in the table above is the accretable yield of $2.1 million originally attributed to the impaired loans acquired from Central Jersey.   Accretable yield is the amount by which the undiscounted expected cash flows of the impaired loans acquired exceed their estimated fair value.  This amount is accreted into interest income over the lives of the loans.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Acquisition of Central Jersey Bancorp (continued)

The accretable yield may be affected when actual or expected cash flows vary significantly from those originally expected at acquisition.  In general, cash flows that fall below those originally expected at acquisition will result in impairment requiring the establishment of a specific valuation allowance established through the provision for loan losses.  Conversely, cash flows that significantly exceed those originally expected at acquisition are recognized prospectively as an increase to the loan’s accretable yield over its remaining life.

At June 30, 2011, the remaining outstanding principal balance and carrying amount of the credit-impaired loans acquired from Central Jersey totaled approximately $14,379,000 and $10,636,000, respectively, all of which were acquired during fiscal 2011 with no such balances held at June 30, 2010.

The carrying amount of credit-impaired loans acquired from Central Jersey for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $5,035,000 upon acquisition and $3,601,000 at June 30, 2011.

The balance of the allowance for loan losses at June 30, 2011 includes approximately $40,000 of specific valuation allowances attributable to the credit-impaired loans acquired from Central Jersey.  The valuation allowances were recorded through the provision for loan losses during fiscal 2011 in recognition of the additional impairment recognized on the applicable loans subsequent to their acquisition.  No reductions to the allowances attributable to these subsequent impairments were recorded during fiscal 2011.  The balance of the allowance for loan losses at June 30, 2010 reflected no valuation allowances relating to impaired loans acquired.

The following table presents the changes in the accretable yield for the year ended June 30, 2011 relating to the impaired loans acquired from Central Jersey (in thousands):

Beginning balance	$-
Additions resulting from acquisition	2,105
Accretion to interest income	(382)
Disposals	(5)
Reclassifications from/(to) nonaccretable difference	-
Ending balance	$1,718

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

The fair value of savings and transaction deposit accounts acquired from Central Jersey was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  The fair valuation of these deposits included a core deposit analysis which considered several factors in estimating the value of the intangible associated with such accounts.  Such factors included an assumption for an initial run off rate of five percent coupled with an annual attrition rate thereafter based upon the weighted average age of the products by deposit category.  Other factors considered included assumptions for the ongoing non-interest income and non-interest expenses relating to the applicable accounts which were based upon historical information.  Based upon these factors, the Company projected cash flows which were present valued using applicable market interest rates for discounting.  These cash flows were then compared to those applicable to alternative funding sources assumed to the borrowings from the Federal Home Loan Bank of New York.  Based upon this analysis, a core deposit intangible totaling approximately $903,000 or 0.28% of applicable core deposit balances at acquisition was ascribed to the value of non-maturity deposits.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Acquisition of Central Jersey Bancorp (continued)

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

Direct costs related to the merger were expensed as incurred. During the year ended June 30, 2011, the Company incurred $3.5 million in merger-related expenses attributable to the acquisition of Central Jersey.  Such costs included legal expenses of $199,000, investment banking and other professional service fees totaling $842,000, employment severance charges totaling $360,000, service provider severance and conversion-related charges totaling $2.1 million, respectively, and other merger-related expenses of $8,000.

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

	Pro Forma Year Ended
	June 30, 2011	June 30, 2010
	(In Thousands, Except Per Share Data)	(In Thousands, Except Per Share Data)

Net interest income	$76,119	$76,090
Non-interest income	5,663	6,161
Non-interest expense	68,017	61,732
Net income	5,670	8,641
Net income per common shares (EPS) Basic and diluted	0.08	0.13

The amounts of revenue, expense and net income attributable to Central Jersey since the acquisition date included in the consolidated statement of operations for the year ended June 30, 2011 are not separately disclosed.  The Companies’ financial records have been integrated in a manner that does not allow for the accurate or efficient bifurcation of the Company’s ongoing statement of operations between the components attributable to Central Jersey and those attributable to the remainder of the Company.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Recent Accounting Pronouncements

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

Note 3 – Recent Accounting Pronouncements (continued)

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

Note 3 – Recent Accounting Pronouncements (continued)

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

The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted which enabled the Company to adopt the amendment during the quarter ended December 31, 2010 and apply the guidance for the pro forma operating data included in Note 2 above.

In January 2011, the FASB issued amendments that temporarily delay the effective date of the disclosures about troubled debt restructurings that are required in conjunction with a prior update relating to public entities. Under the existing effective date in that prior update, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.  In April 2011, the FASB has issued an Update to clarify the accounting principles applied to loan modifications.  The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in the Update, including providing disclosure in regard to troubled debt restructuring, are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.   The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2011, the FASB issued Accounting Standards Update 2011-03 which clarifies the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU, entitled Reconsideration of Effective Control for Repurchase Agreements, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 31, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Recent Accounting Pronouncements (continued)

In June 2011, the FASB issued Accounting Standards Update 2011-05 which amends FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 31, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted.

Note 4 – Stock Offering and Stock Repurchase Plans

On June 7, 2004, the Board of Directors of the Company and the Bank adopted a plan of stock issuance pursuant to which the Company subsequently sold common stock representing a minority ownership of the estimated pro forma market value of the Company to eligible depositors of the Bank.  Kearny MHC (the “MHC”) retained 70% of the outstanding common stock, or 50,916,250 shares.  The MHC is a federally-chartered mutual holding company organized on March 30, 2001, and was subject to regulation by the Office of Thrift Supervision as of June 30, 2011.  Concurrent with the elimination of the Office of Thrift Supervision on July 21, 2011, the Federal Reserve became the primary regulator of the MHC.  So long as the MHC is in existence, it will continue to own a majority of the outstanding common stock of the Company.

On May 26, 2010, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 889,506 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  Through June 30, 2011 the Company has repurchased a total of 855,300 shares in accordance with this repurchase plan at a total cost of $7.7 million and at an average cost per share of $9.06.

During the years ended June 30, 2011, 2010 and 2009, the federally chartered mutual holding company of the Company, Kearny MHC, waived its right, upon non-objection from the Office of Thrift Supervision to receive cash dividends of $10,183,000, $9,883,000 and $10,183,000, respectively, declared by the Company during the year.  The MHC elected to receive $300,000 of such dividends during fiscal 2010.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Securities Available for Sale

Amortized cost, gross unrealized gains and losses and estimated fair value of securities at June 30, 2011 and 2010 and stratification by contractual maturity of securities at June 30, 2011 are presented below:

	June 30, 2011
	Amortized Gains	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,863	$-	$1,416	$7,447
U.S. agency securities	6,657	-	66	6,591
Obligations of state and political subdivisions	30,625	10	-	30,635
Total securities	46,145	10	1,482	44,673
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	3,437	28	-	3,465
Total collateralized mortgage obligations	3,437	28	-	3,465
Mortgage pass-through securities:
Government National Mortgage Association	12,614	991	24	13,581
Federal Home Loan Mortgage Corporation	380,387	10,092	31	390,448
Federal National Mortgage Association	635,969	17,175	391	652,753
Total mortgage pass-through securities	1,028,970	28,258	446	1,056,782
Total mortgage-backed securities	1,032,407	28,286	446	1,060,247
Total securities available for sale	$1,078,552	$28,296	$1,928	$1,104,920
	At June 30, 2011
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$30,625	$30,635
Due after one year through five years	-	-
Due after five years through ten years	64	64
Due after ten years	15,456	13,974
	$46,145	$44,673

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Securities Available for Sale (continued)

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

During the years ended June 30, 2011, 2010 and 2009, proceeds from sales of securities available for sale totaled $26.5 million, $34.2 million and $7.3 million and resulted in gross gains of $784,000, $1.5 million and $-0- and gross losses of $7,000, $-0- and $415,000, respectively.

At June 30, 2011 and 2010, securities available for sale with carrying value of approximately $317.8 million and $243.7 million, respectively, were utilized as collateral for borrowings via repurchase agreements through the FHLB of New York.  As of those same dates, securities available for sale with carrying value of approximately $10.6 million and $1.4 million, respectively, were pledged to secure public funds on deposit.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Securities Held to Maturity

Amortized cost, gross unrealized gains and losses and estimated fair value of securities at June 30, 2011 and 2010 and stratification by contractual maturity of securities at June 30, 2011 are presented below:

	June 30, 2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities:
Debt securities:
U.S. agency securities	$103,458	$576	$1	$104,033
Obligations of state and political subdivisions	3,009	10	-	3,019
Total securities	106,467	586	1	107,052
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	67	5	-	72
Federal National Mortgage Association	618	68	-	686
Non-agency securities	203	1	17	187
Total collateralized mortgage obligations	888	74	17	945
Mortgage pass-through securities:
Federal Home Loan Mortgage Corporation	145	4	-	149
Federal National Mortgage Association	312	10	-	322
Total mortgage pass-through securities	457	14	-	471

Total mortgage-backed securities	1,345	88	17	1,416

Total securities held to maturity	$107,812	$674	$18	$108,468

	At June 30, 2011
	Amortized Cost	Fair Value
	(In Thousands)

Debt securities held to maturity:
Due in one year or less	$3,009	$3,019
Due after one year through five years	48,476	48,975
Due after five years through ten years	20,000	20,010
Due after ten years	34,982	35,048
	$106,467	$107,052

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Securities Held to Maturity (continued)

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

During the years ended June 30, 2011 and 2010, proceeds from sales of securities held to maturity totaled $34,000 and $1.1 million, respectively, resulting in gross losses of $28,000 and $1.0 million, respectively.  The proceeds and losses for each year were fully attributable to the sale of the Company’s non-investment grade, non-agency collateralized mortgage obligations.  These securities were originally acquired as investment grade securities upon the in-kind redemption of the Bank’s interest in the AMF Fund during the first quarter of fiscal 2009.  The ratings of these securities subsequently declined below investment grade with most ultimately being identified as other-than-temporarily impaired resulting in their eligibility for sale from the held-to-maturity portfolio.  There were no sales of securities from the held to maturity portfolio during the prior fiscal year ended June 30, 2009.  At June 30, 2011 and 2010,  held to maturity securities were not utilized as collateral for borrowings nor pledged to secure public funds on deposit.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios.  The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented.  Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing certain impairments as “temporary” versus those identified as “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the “available for sale” and “held to maturity” portfolios, except where specifically noted.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities available for sale:
June 30, 2011:
Trust preferred securities	$-	$-	$6,447	$1,416	$6,447	$1,416
U.S. agency securities	3,631	63	2,896	3	6,527	66
Mortgage pass-through securities	85,831	366	1,221	80	87,052	446

Total	$89,462	$429	$10,564	$1,499	$100,026	$1,928

June 30, 2010:
Trust preferred securities	$-	$-	$5,600	$2,255	$5,600	$2,255
U.S. agency securities	-	-	3,667	39	3,667	39
Mortgage pass-through securities	559	4	906	105	1,465	109

Total	$559	$4	$10,173	$2,399	$10,732	$2,403

The number of available for sale securities with unrealized losses at June 30, 2011 totaled 42 and included four trust preferred securities, six U.S. agency securities, and 32 mortgage-backed securities. The number of available for sale securities with unrealized losses at June 30, 2010 totaled 28 and included four trust preferred securities, six U.S. agency securities, and 18 mortgage-backed securities.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities held to maturity:
June 30, 2011:
U.S. agency securities	$13,388	$1	$-	$-	$13,388	$1
Collateralized mortgage obligations	-	-	149	17	149	17

Total	$13,388	$1	$149	$17	$13,537	$18

June 30, 2010:
Collateralized mortgage obligations	$76	$3	$218	$41	$294	$44
Mortgage pass-through securities	66	1	-	-	66	1

Total	$142	$4	$218	$41	$360	$45

The number of held to maturity securities with unrealized losses at June 30, 2011 totaled 13 and included 11 collateralized mortgage obligations and two U.S. agency securities.  The number of held to maturity securities with unrealized losses at June 30, 2010 totaled 23 and included one mortgage-backed security and 22 collateralized mortgage obligations.

Mortgage-backed Securities.

The carrying value of the Company’s mortgage-backed securities totaled $1.06 billion at June 30, 2011 and comprised 87.5% of total investments and 36.6% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored entities such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby assuring the creditworthiness of the mortgage-backed securities issued by those agencies.

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

Note 7 – Impairment of Securities (continued)

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of June 30, 2011 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency mortgage-backed securities with unrealized losses at June 30, 2011 to be “other-than-temporarily” impaired as of that date.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

In addition to those mortgage-backed securities issued by U.S. agencies, the Company also maintains a nominal balance of non-agency mortgage-backed securities at June 30, 2011.  Unlike agency mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

For example, during the quarter ended March 31, 2011, the Company re-evaluated its intent regarding the retention or sale of its impaired, non-agency collateralized mortgage obligations whose credit-ratings had fallen below investment grade.  The Company considered the combined effects of the severe deterioration of the securities’ credit-ratings since their acquisition as investment grade securities and the actual and anticipated cash flow losses that characterized most of the securities.  Based on these factors, the Company modified its intent regarding these impaired securities during the current quarter from “hold to recovery of amortized cost” to “sell” and sold such securities prior to the end of that same quarter.

At June 30, 2011, the Company's remaining portfolio of non-agency CMOs included 12 held-to-maturity securities totaling $203,000 all of which are rated as investment grade by one or more rating agencies as of that date.  The Company has not decided to sell the securities as of June 30, 2011 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

In light of the factors noted above, the Company does not consider its balance of non-agency mortgage-backed securities with unrealized losses at June 30, 2011 to be “other-than-temporarily” impaired as of that date.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

U.S. Agency Securities.

The carrying value of the Company’s U.S. agency debt securities totaled $110.1 million at June 30, 2011 and comprised 9.1% of total investments and 3.8% of total assets as of that date.  Such securities are comprised of $103.5 million of U.S. agency debentures and $6.6 million of securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government sponsored entity.

With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debt securities are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on supply and demand.

With regard to interest rates, the Company’s SBA securities are variable rate investments whose interest coupons are generally based on the Prime index minus a margin.  Based upon the historically low level of short term market interest rates, of which the Prime index is one measure, the current yields on these securities are comparatively low.  Consequently, the fair value of the SBA securities, as determined based upon the market price of these securities, reflects the adverse effects of the historically low short term, market interest rates at June 30, 2011.

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

Unlike its SBA securities, the Company’s U.S. agency debentures are fixed rate investments whose fair values over time reflect movements in comparatively longer term market interest rates.  At June 30, 2011, the unrealized losses applicable to those securities portfolio are generally attributable to movements in longer term market interest rates since their acquisition by the Company.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of June 30, 2011 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its balance of U.S. agency securities with unrealized losses at June 30, 2011 to be “other-than-temporarily” impaired as of that date.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

Trust Preferred Securities.

The outstanding balance of the Company’s trust preferred securities totaled $7.4 million at June 30, 2011 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of June 30, 2011, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

Specifically, impairments associated with investment-grade trust preferred securities are generally categorized as “noncredit-related” given the nominal level of credit losses that would be expected based upon such ratings.  At June 30, 2011, the Company owned two securities at an amortized cost of $2.9 million that were consistently rated as investment grade by Moody’s and Standard & Poor’s Financial Services (“S&P”).  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month Libor plus a margin.  Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at June 30, 2011.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

At June 30, 2011, the Company owned two securities at an amortized cost of $4.9 million that were rated as investment grade by Moody’s, but below investment grade by S&P.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

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

While all of its trust preferred securities are classified as available for sale, the Company has both the ability and intent, as of the periods presented, to hold the impaired securities until their fair values recover to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of June 30, 2011 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at nominal discounts.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its investments in trust preferred securities with unrealized losses at June 30, 2011 to be “other-than-temporarily” impaired as of that date.

The following table presents roll forwards of OTTI recognized in earnings due to credit-related losses on securities still held at the end of each reporting period.

		Activity in credit-related other-than-temporary impairment (“OTTI”) recognized through earnings
	Cumulative balance of credit-related OTTI recognized in earnings - beginning	Additions for newly identified credit-related OTTI	Additions to existing OTTI for further credit-related declines in fair value	Reductions in credit-related OTTI for security sale	Reductions in credit-related OTTI due to accretion of impairment into interest income	Cumulative balance of credit-related OTTI recognized in earnings - ending
	(In Thousands)
Collateralized mortgage
obligations:
Non-agency securities: Year ended June 30, 2011	$-	$-	$-	$-	$-	$-
Year ended June 30, 2010	$434	$17	$189	$(639)	$1	$-

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 - Loans Receivable

June 30,
2011	2010
(In Thousands)

Real estate mortgage
One-to-four family residential	$610,901	$663,850
Commercial mortgage	383,690	203,013

	994,591	866,863

Commercial business	105,001	14,352

Consumer:
Home equity loans	111,478	101,659
Home equity lines of credit	32,925	11,320
Passbook or certificate	2,753	2,703
Other	1,026	1,545

	148,182	117,227

Construction	21,598	14,707

Total Loans	1,269,372	1,013,149

Unamortized yield adjustments including net premiums on purchased loans and net deferred loan costs and fees	(1,021)	564

	$1,268,351	$1,013,713

The Bank has granted loans to officers and directors of the Company and its Subsidiaries and to their associates.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  As of June 30, 2011 and 2010 such loans totaled approximately $2.8 million and $4.1 million,  respectively.  During the year ended June 30, 2011, the Bank granted no new loans to related parties while repayments on such loans totaled approximately $919,000.  In addition, $224,000 of loans were removed due to borrowers who were no longer related parties at June 30, 2011.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 - Loans Receivable (continued)

A summary of the activity in the allowance for loan losses for the years ended June 30, 2011, 2010 and 2009 is presented below followed by aggregate information regarding nonperforming and impaired loans as of those same dates.  Additional information regarding loan quality and the allowance for loan losses at and for the year ended June 30, 2011 is presented in Note 9:

	Years Ended June 30,
	2011	2010	2009
	(In Thousands)

Balance – beginning	$8,561	$6,434	$6,104
Provisions charged to operations	4,628	2,616	317
Loans charged off	(1,442)	(541)	(6)
Loans recovered	20	52	19
Balance – ending	$11,767	$8,561	$6,434

At June 30, 2011, 2010 and 2009, non-accrual loans for which the accrual of interest had been discontinued totaled approximately $18.3 million, $9.2 million and $8.1 million, respectively.  Had these loans been performing in accordance with their original terms, the interest income recognized for the years ended June 30, 2011, 2010 and 2009, would have been $591,000, $629,000 and $591,000, respectively.  Interest income recognized on such loans was $289,000, $233,000 and $134,000, respectively.

At June 30, 2011, 2010 and 2009, accruing loans which are contractually past due 90 days or more totaled approximately $16.6 million, $12.3 million and $5.0 million, respectively.  The balance of such loans at June 30, 2011 includes $14.9 million of residential mortgage loans serviced by others for which the servicer has advanced all delinquent principal and interest payments.  The Bank may be obligated to reimburse the servicer for some or all of those funds depending upon the final disposition of each loan.

At June 30, 2011, 2010 and 2009, total impaired loans were $37.3 million, $20.5 million and $11.1 million, respectively.  As of those same dates, the balance of impaired loans with impairment totaled $16.2 million, $14.1 million and $5.4 million, respectively, with the balance of the allowance for loan losses attributable to such impairment totaling $6.4 million, $4.3 million and $1.4 million, respectively.  The portion of impaired loans that did not have a specific allocation of the allowance for loan losses totaled $21.1 million, $6.4 million and $5.7 million at June 30, 2011, 2010 and 2009.  During the years ended June 30, 2011, 2010 and 2009, the average balance of impaired loans was $32.9 million, $17.9 million and $5.5 million, respectively, and interest income recognized during the periods of impairment totaled $944,000, $826,000 and $113,000, respectively.

Note 9 – Loan Quality and the Allowance for Loan Losses

The following table presents the balance of the allowance for loan losses based upon the calculation methodology described Note 1.  The table identifies the specific valuation allowances attributable to identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, and the general valuation allowances for impairments on loans evaluated collectively.  The underlying balance of loans receivable applicable to each category is also presented.  The balance of loans receivable reported in the tables below excludes yield adjustments and the allowance for loan loss.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$4,061	$1,503	$105	$275	$-	$-	$-	$5,944
Loans collectively evaluated for impairment	2,581	1,738	177	147	304	36	10	4,993
Total allocated allowance for loan losses	6,642	3,241	282	422	304	36	10	10,937
Unallocated allowance	-	-	-	-	-	-	-	233
Allowance for loan losses on originated and purchased loans	6,642	3,241	282	422	304	36	10	11,170
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	40	-	-	-	40
Other acquired loans individually evaluated for impairment	-	-	-	377	-	-	-	377
Loans collectively evaluated for impairment	2	95	7	41	18	13	4	180
Allowance for loan losses on loans acquired at fair value	2	95	7	458	18	13	4	597
Total allowance for loan losses	$6,644	$3,336	$289	$880	$322	$49	$14	$11,767

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable at June 30, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses:
At June 30, 2010:
Allocated	$4,302	$3,315	$245	$108	$313	$34	$13	$8,330
Unallocated	-	-	-	-	-	-	-	231
Total allowance for loan losses	4,302	3,315	245	108	313	34	13	8,561

Charge offs against general valuation allowances	(203)	-	(2)	-	(7)	-	(7)	(219)
Charge offs against specific valuation allowances	(728)	-	(490)	(5)	-	-	-	(1,223)
Total charge offs	(931)	-	(492)	(5)	(7)	-	(7)	(1,442)
Total recoveries	6	2	-	11	-	-	1	20
Allocated provisions	3,267	19	536	766	16	15	7	4,626
Unallocated provisions	-	-	-	-	-	-	-	2
Total provisions	3,267	19	536	766	16	15	7	4,628
At June 30, 2011:
Allocated	6,644	3,336	289	880	322	49	14	11,534
Unallocated	-	-	-	-	-	-	-	233
Total allowance for loan losses	$6,644	$3,336	$289	$880	$322	$49	$14	$11,767

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable at June 30, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$16,051	$3,064	$612	$2,625	$167	$93	$-	$22,612
Loans collectively evaluated for impairment	592,209	216,885	7,666	20,203	81,731	9,874	3,288	931,856
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	2,583	316	7,737	-	-	-	10,636
Other acquired loans individually evaluated for impairment	-	2,123	726	1.198	37	-	-	4,084
Loans collectively evaluated for impairment	2,641	159,035	12,278	73,238	29,543	22,958	491	300,184
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at June 30, 2011.

Credit-Rating Classification of Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Non-classified	$586,813	$213,042	$7,666	$20,203	$81,454	$9,850	$3,284	$922,312
Classified:
Special mention	1,084	1,052	-	151	277	24	-	2,588
Substandard	16,302	4,352	507	2,199	167	93	4	23,624
Doubtful	-	-	-	-	-	-	-	-
Loss	4,061	1,503	105	275	-	-	-	5,944
Total classified loans	21,447	6,907	612	2,625	444	117	4	32,156
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Non-classified	2,641	153,231	11,698	70,544	29,136	22,111	490	289,851
Classified:
Special mention	-	4,791	580	2,135	200	847	-	8,553
Substandard	-	5,719	1,042	8,463	244	-	1	15,469
Doubtful	-	-	-	614	-	-	-	614
Loss	-	-	-	417	-	-	-	417
Total classified loans	-	10,510	1,622	11,629	444	847	1	25,053
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Contractual Payment Status of Loans Receivable June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Current	$586,028	$215,220	$7,432	$20,203	$81,416	$9,850	$3,183	$923,332
Past due:
30-59 days	2,608	2,624	234	-	235	-	10	5,711
60-89 days	1,084	61	-	-	99	24	74	1,342
90+ days	18,540	2,044	612	2,625	148	93	21	24,083
Total past due	22,232	4,729	846	2,625	482	117	105	31,136
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Current	2,641	156,066	11,698	75,351	28,698	21,898	456	296,808
Past due:
30-59 days	-	416	-	1,510	496	683	34	3,139
60-89 days	-	4,642	580	2,237	349	377	-	8,185
90+ days	-	2,617	1,042	3,075	37	-	1	6,772
Total past due	-	7,675	1,622	6,822	882	1,060	35	18,096
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present information relating to the Company’s nonperforming and impaired loans at June 30, 2011.  Loans reported as “90+ days past due and accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Performing	$589,281	$216,885	$7,666	$20,203	$81,731	$9,874	$3,267	$928,907
Nonperforming:
90+ days past due accruing	14,923	-	-	-	-	-	-	14,923
Nonaccrual	4,056	3,064	612	2,625	167	93	21	10,638
Total nonperforming	18,979	3,064	612	2,625	167	93	21	25,561
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Performing	2,641	159,376	12,278	78,214	29,543	22,958	490	305,500
Nonperforming:
90+ days past due accruing	-	-	-	1,718	-	-	-	1,718
Nonaccrual	-	4,365	1,042	2,241	37	-	1	7,686
Total nonperforming	-	4,365	1,042	3,959	37	-	1	9,404
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$592,209	$216,885	$7,666	$20,203	$81,731	$9,874	$3,288	$931,856
Impaired loans:
Impaired loans with no impairment	2,850	1,561	507	2,350	167	93	-	7,528
Impaired loans with impairment:
Unpaid principal balance	13,201	1,503	105	275	-	-	-	15,084
Specific allowance for impairment	(4,061)	(1,503)	(105)	(275)	-	-	-	(5,944)
Balance of impaired loans net of allowance for impairment	9,140	-	-	-	-	-	-	9,140
Total impaired loans, excluding allowance	16,051	3,064	612	2,625	167	93	-	22,612
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Non-impaired loans	2,641	159,035	12,278	73,238	29,543	22,958	491	300,184
Impaired loans:
Impaired loans with no impairment	-	4,706	1,042	7,829	37	-	-	13,614
Impaired loans with impairment:
Unpaid principal balance	-	-	-	1,106	-	-	-	1,106
Specific allowance for impairment	-	-	-	(417)	-	-	-	(417)
Balance of impaired loans net of allowance for impairment	-	-	-	689	-	-	-	689
Total impaired loans, excluding allowance	-	4,706	1,042	8,935	37	-	-	14,720
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable at June 30, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$16,089	$3,107	$631	$2,632	$169	$95	$-	$22,723
Loans acquired at fair value	-	5,106	1,553	11,863	37	-	-	18,559
Total impaired loans	$16,089	$8,213	$2,184	$14,495	$206	$95	$-	$41,282

For the year ended June 30, 2011
Average balance of impaired loans	$13,478	$9,715	$1,822	$7,744	$90	$74	$-	$32,923
Interest earned on impaired loans	$838	$106	$-	$28	$-	$-	$-	$944

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

All impaired loans are reviewed individually for impairment in accordance with the Company’s allowance for loan loss calculation methodology described earlier. The Company has identified a total of $21.1 million of impaired loans for which no impairment was recognized at June 30, 2011.  As highlighted in the table above, approximately $13.6 million of these loans were acquired from Central Jersey.  Any impairment identified at the time of acquisition relating to these loans was reflected as an adjustment to their fair value at that time.

The remaining $7.5 million of loans reported as impaired with no impairment represent those originated or purchased in the secondary market by the Company.  These loans generally reflect the Company’s practice of identifying all “non-homogeneous” loans on nonaccrual status as impaired in acknowledgment of the probable non-receipt of interest accrued in accordance with the loans contractual terms.  Despite the nonaccrual and impaired statuses, however, the individual analyses performed on these loans preclude the recognition of impairment.

The Company’s loans reported above as impaired with no impairment are primarily secured by real estate and, to a lesser degree, other forms of collateral.  As noted earlier, the impairment analyses performed on these loans generally utilize the fair value of the securing collateral, less certain estimated costs, as a measurement proxy for the fair value of the loan as a practical expedient.  Based upon that assumption, at June 30, 2011 the Company would expect to recover the carrying value of its loans identified as impaired without impairment through the liquidation of the collateral.  However, continued deterioration in real estate values could result in the identification of impairment in the future attributable to these loans resulting in additional provisions to the allowance for loan losses.

Note 10 - Premises and Equipment

	June 30,
	2011	2010
	(In Thousands)

Land	$10,024	$8,950
Buildings and improvements	32,824	31,123
Leasehold improvements	3,465	2,159
Furnishings and equipment	13,717	11,681
Construction in progress	1,612	1,011

	61,642	54,924
Less accumulated depreciation and amortization	22,086	19,935

	$39,556	$34,989

Land included properties held for future branch expansion totaling $2,419,000 at both years ended June 30, 2011 and 2010.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 - Interest Receivable

	June 30,
	2011	2010
	(In Thousands)

Loans	$5,020	$4,235
Mortgage-backed securities	3,522	2,814
Debt securities	1,198	1,289

	$9,740	$8,338

Note 12 - Goodwill and Other Intangible Assets

	Goodwill	Core Deposit Intangibles
	(In Thousands)

Balance at June 30, 2008	$82,263	$51
Amortization	-	(29)

Balance at June 30, 2009	82,263	22
Amortization	-	(22)

Balance at June 30, 2010	82,263	-
Acquisition of Central Jersey Bancorp	26,328	903
Amortization	-	(96)

Balance at June 30, 2011	$108,591	$807

Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows (in thousands):.

2012	$155
2013	138
2014	122
2015	105
2016	89
Thereafter	198

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Deposits

	June 30,
	2011		2010
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars In Thousands)

Non-interest bearing demand	$143,087	-%	$53,709	-%
Interest-bearing demand	452,774	0.79	256,154	1.31
Savings and club	401,645	0.46	334,167	0.89
Certificates of deposit	1,151,847	1.59	979,532	2.01

	$2,149,353	1.10%	$1,623,562	1.60%

Certificates of deposit with balances of $100,000 or more at June 30, 2011 and 2010, totaled approximately $455.9 million and $333.4 million, respectively.  The Bank’s deposits are insurable to applicable limits by the Federal Deposit Insurance Corporation.  The maximum deposit insurance amount has been increased from $100,000 to $250,000.

A summary of certificates of deposit by maturity follows:

	June 30,
	2011	2010
	(In Thousands)

One year or less	$788,672	$716,289
After one to two years	234,709	173,037
After two to three years	73,967	68,471
After three to four years	17,204	5,530
After four to five years	37,295	16,204
After five years	-	1

	$1,151,847	$979,532

Interest expense on deposits consists of the following:

	Years Ended June 30,
	2011	2010	2009
	(In Thousands)

Demand	$3,432	$2,324	$2,098
Savings and clubs	2,162	3,246	3,072
Certificates of deposits	18,319	22,519	30,524

	$23,913	$28,089	$35,694

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Borrowings

Fixed rate advances from FHLB of New York mature as follows:

	June 30,
	2011		2010
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)
Maturing in years ending June 30:
2011	$-	-%	$10,000	5.40%
2013	5,000	2.38	-	-
2015	5,000	2.90	-	-
2018	200,000	3.79	200,000	3.79
2021	1,020	4.94	-	-
	211,020	3.74%	210,000	3.87%
Fair value adjustments	441		-
	$211,461		$210,000

At June 30, 2010, all $211.0 million in advances are due after one year while $200.0 million of those advances are callable within one year.

FHLB advances at June 30, 2011 and 2010 are collateralized by the FHLB capital stock owned by the Bank and mortgage-backed securities available for sale with carrying values totaling approximately $317.8 million and $243.7 million, respectively.

The balance of borrowings at June 30, 2011 also included overnight borrowings in the form of depositor sweep accounts totaling $36.2 million. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank

Note 15 - Benefit Plans

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

Note 15 - Benefit Plans (continued)

Employee Stock Ownership Plan (continued)

Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants.  Contributions to the ESOP and shares released from the suspense account are to be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.

ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition.  Thereafter, on a monthly basis, 12,123 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations.  ESOP compensation expense was approximately $1,323,000, $1,485,000 and  $1,691,000 for the years ended June 30, 2011, 2010 and 2009, respectively.

At June 30, 2011 and 2010, the ESOP shares were as follows:

	June 30,
	2011	2010

Allocated shares	786,167	649,770
Distribution of shares due to employee resignations/terminations	50,719	41,706
Shares committed to be released	84,462	84,396
Unearned shares	824,352	969,828

Total ESOP Shares	1,745,700	1,745,700

Fair value of unearned shares	$7,509,847	$8,883,624

Employee Stock Ownership Plan Benefit Equalization Plan ("ESOP BEP")

The Bank has a non-qualified plan to compensate its senior officers who participate in the Bank's ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code.  The ESOP BEP expense was approximately $27,000, $30,000 and $44,000 for the years ended June 30, 2011, 2010 and 2009, respectively.  The liability totaled approximately $17,000 and $23,000 at June 30, 2011 and 2010, respectively.

Thrift Plan

The Bank sponsors the Employees' Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees.  Employees may elect to save up to 20% of their compensation.  The Bank will contribute a matching contribution up to 3% of the employee annual compensation.  The Plan expense amounted to approximately $443,000, $360,000 and $337,000, for the years ended June 30, 2011, 2010 and 2009, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Benefit Plans (continued)

Retirement Plan

The Bank has a non-contributory multiple-employer pension plan covering all eligible employees.  In accordance with final regulations issued by the Internal Revenue Service, during the year ended June 30, 2010, the Bank elected to take advantage of a one-time change in the rules governing the interest rate basis used in actuarial valuations of defined benefit pans.  Issuance of the final Regulation permitted the use of the March 2009 IRS Corporate Bond Yield curve for the July 1, 2009 actuarial valuation instead of the June 2009 yield curve, which resulted in reduced plan liabilities and reduced minimum required contributions for the year ended June 30, 2010.  Beginning July 1, 2010, the June 30 IRS Corporate Bond Yield curve was used to determine the interest rate basis for each subsequent actuarial valuation of the plan which resulted in an increase in plan liabilities and an increase in minimum required contributions for the year ended June 30, 2011.  At the date of the latest plan review, the actuarial present value of accumulated plan benefits exceeded the net assets available for plan benefits.  Data for the actuarial present value of accumulated vested and non-vested benefits is not determinable for this multiple-employer retirement plan.  During the years ended June 30, 2011, 2010 and 2009, total pension plan expense, contributions to the plan and administrative expenses and Pension Benefit Guaranty Corporation premium were approximately $863,000, $291,000, and $41,000, respectively.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Benefit Plans (continued)

Benefit Equalization Plan (“BEP”)

The Bank has an unfunded non-qualified plan to compensate senior officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the Internal Revenue Code.  There were approximately $63,000, $63,000 and $62,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2011, 2010 and 2009, respectively.

The following table sets forth the BEP’s funded status and components of net periodic pension cost:

	June 30,
	2011	2010
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation - beginning	$2,748	$2,568
Interest cost	158	163
Actuarial loss	176	-
Benefit payments	(63)	(63)
Increase due to change in the discount rate	-	80

Benefit obligation - ending	$3,019	$2,748

Change in plan assets:
Fair value of assets - beginning	$-	$-
Settlements	(63)	(63)
Contributions	63	63

Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(3,019)	$(2,748)

Projected benefit obligation	$(3,019)	$(2,748)
Fair value of assets	-	-

Accrued pension cost included in other liabilities	$(3,019)	$(2,748)

Valuation assumptions:
Discount rate	5.75%	5.50%
Salary increase rate	N/A	N/A

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Benefit Plans (continued)

Benefit Equalization Plan (“BEP”) (continued)

	Years Ended June 30,
	2011	2010	2009
	(Dollars in Thousands)
Net periodic pension expense:
Interest cost	$158	$163	$164
Amortization of net actuarial loss	13	80	98

	$171	$243	$262
Valuation assumptions:
Discount rate	5.50%	6.25%	6.75%
Salary increase rate	N/A	N/A	N/A

It is estimated that contributions of approximately $283,000 will be made during the year ending June 30, 2012.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2012	$283
2013	242
2014	241
2015	241
2016	240
2017-2021	1,173

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

At June 30, 2011 and 2010, unrecognized net loss of $507,000 and $345,000, respectively, was included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2012, $10,000 of the net loss is expected to be recognized as a component of net periodic pension cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Benefit Plans (continued)

Postretirement Welfare Plan

The Bank has an unfunded postretirement group term life insurance plan covering all eligible employees.  The benefits are based on age and years of service.  During the years ended June 30, 2011, 2010 and 2009, contributions and benefits paid totaled $5,000, $5,000 and $6,000, respectively.

The following table sets forth the accrued accumulated postretirement benefit obligation and the net periodic postretirement benefit cost:

	June 30,
	2011	2010
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation - beginning	$583	$558
Service cost	30	25
Interest cost	35	34
Actuarial loss (gain)	62	(29)
Premiums/claims paid	(5)	(5)

Benefit obligation - ending	$705	$583

Change in plan assets:
Fair value of assets - beginning	$-	$-
Premiums/claims paid	(5)	(5)
Contributions	5	5

Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(705)	$(583)
Fair value of assets	-	-

Accrued postretirement benefit cost included in other liabilities	$(705)	$(583)

Valuation assumptions:
Discount rate	5.75%	5.50%
Salary increase rate	3.25%	3.25%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

  Note 15 - Benefit Plans (continued)

Postretirement Welfare Plan (continued)

	Years Ended June 30,
	2011	2010	2009
	(Dollars in Thousands)
Net periodic postretirement benefit cost:
Service cost	$31	$25	$25
Interest cost	35	34	33
Amortization of past service liability	10	10	10
Amortization of unrecognized gain	(1)	(8)	(6)

	$75	$61	$62

Valuation assumptions:
Discount rate	5.50%	6.50%	7.00%
Salary increase rate	3.25%	4.00%	4.25%

It is estimated that contributions of approximately $11,000 will be made during the year ending June 30, 2012.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2012	$11
2013	12
2014	14
2015	13
2016	15
2017-2021	81

At June 30, 2011 and 2010, unrecognized net gain of $71,000 and $133,000, respectively, and unrecognized past service cost of $3,000 and $12,000, respectively, were included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2012, $12,000 of unrecognized net gain and $3,000 of unrecognized past service cost are expected to be recognized as a component of net periodic post retirement benefit cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Benefit Plans (continued)

Directors’ Consultation and Retirement Plan (“DCRP”)

The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director.  During each of the years ended June 30, 2011, 2010 and 2009, contributions and benefits paid totaled $118,000, $84,000 and $89,000, respectively.

The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2011	2010
	(Dollars in Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,765	$2,558
Service cost	130	129
Interest cost	136	160
Actuarial (gain)/loss	(196)	2
Benefit payments	(118)	(84)

Projected benefit obligation - ending	$2,717	$2,765

Change in plan assets:
Fair value of assets - beginning	$-	$-
Settlements	(118)	(84)
Contributions	118	84

Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(2,085)	$(2,138)

Projected benefit obligation	$(2,717)	$(2,765)
Fair value of assets	-	-

Accrued cost included in other liabilities	$(2,717)	$(2,765)

Valuation assumptions:
Discount rate	5.75%	5.50%
Fee increase rate	3.25%	3.25%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Benefit Plans (continued)

Directors’ Consultation and Retirement Plan (“DCRP”) (continued)

	Years Ended June 30,
	2011	2010	2009
	(Dollars in Thousands)
Net periodic plan cost:
Service cost	$130	$129	$121
Interest cost	136	160	156
Amortization of transition obligation	-	-	43
Amortization of unrecognized gain	(15)	-	-
Amortization of past service liability	61	61	61

	$312	$350	$381

Valuation assumptions:
Discount rate	5.50%	6.50%	7.00%
Fee increase rate	3.25%	4.00%	4.25%

It is estimated that contributions of approximately $131,000 will be made during the year ending June 30, 2012.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2012	$131
2013	129
2014	101
2015	116
2016	131
2017-2021	883

At June 30, 2011 and 2010, unrecognized net gain of $410,000 and $229,000, respectively, and unrecognized past service cost of $263,000 and $324,000, respectively, were included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2012, $23,000 of unrecognized gain and $61,000 of unrecognized past service cost are expected to be recognized as a component of net periodic plan cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Benefit Plans (continued)

Stock Compensation Plans

The Company has two stock-related compensation plans: stock options and restricted stock awards.  The plans authorized up to 3,564,137 shares as stock option grants and 1,425,655 shares as restricted stock awards.  At June 30, 2011, there were 312,897 shares remaining available for future stock option grants and 73,459 shares remaining available for future restricted stock awards under the plans.

Stock option grants generally vest over a five-year service period and have a contractual maturity of ten years.  The Company recognizes compensation expense for the fair values of these grants, which have graded vesting, on a straight-line basis over the requisite service period of the grants.  On April 1, 2011, certain officers of the Company and Bank were granted in aggregate 65,000 stock options.  There were no options granted  during the years ended June 30, 2010 and 2009.

Management used the following assumptions to estimate the fair value of the options granted:

Year Ended June 30, 2011
Weighted average risk-free interest rate	2.74%
Expected dividend yield	2.00%
Weighted average volatility factors of the expected market price of the Company’s common stock	35.03%
Weighted average expected life of the options (years)	6.5 years

Restricted stock awards generally vest in full after five years.  The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period of five years.  On April 1, 2011, certain officers of the Company and Bank were awarded in aggregate 82,500 shares of restricted stock.  There were no restricted stock awards during the years ended June 30, 2010 and 2009.

During the years ended June 30, 2011, 2010 and 2009, the Company recorded $1,959,000, $4,991,000, and $4,992,000, respectively, of share-based compensation expense, comprised of stock option expense of $719,000, $1,907,000 and $1,906,000, respectively, and restricted stock expense of $1,240,000, $3,084,000 and $3,086,000, respectively.

During the years ended June 30, 2011, 2010 and 2009, the income tax benefit attributed to non-qualified stock options expense was approximately $200,000, $533,000 and $533,000, respectively, and attributed to restricted stock expense was approximately $507,000, $1,260,000 and $1,260,000, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Benefit Plans (continued)

Stock Compensation Plans (continued)

The following is a summary of the Company's stock option activity and related information for its option plans for the year ended June 30, 2011:

	Options	Weighted Average Exercise Price	Range of Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)				(In Thousands)

Outstanding at June 30, 2010	3,226	$12.33	$11.55 - $12.71	5.4 years	$-
Granted	65	10.16
Exercised	-	-
Forfeited	(58)	12.71

Outstanding at June 30, 2011	3,233	$12.28	$10.16 - $12.71	4.5 years	-

Exercisable at June 30, 2011	3,168	$12.32	$11.55 - $12.71	4.4 years	-

The weighted average fair value of stock options granted during the year ended June 30, 2011 was $3.22 per option.

Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.  As of June 30, 2011, the Company has 4,886,423 shares of treasury stock.  There were no vested options exercised during the years ended June 30, 2011, 2010 and 2009.  Expected future compensation expense relating to the 65,000 unexercisable options outstanding as of June 30, 2011 is $199,000 over a weighted average period of 4.75 years.

The following is a summary of the status of the Company's non-vested restricted share awards as of June 30, 2011 and changes during the year ended June 30, 2011:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(In Thousands)
Non-vested at June 30, 2010	250	$12.31
Awarded	83	10.16
Vested	(250)	12.31

Non-vested at June 30, 2011	83	$10.16

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Benefit Plans (continued)

Stock Compensation Plans (continued)

During the years ended June 30, 2011, 2010 and 2009, the total fair value of vested restricted shares were $2,168,000, $2,506,000 and $3,048,000, respectively.  Expected future compensation expense relating to the 82,500 non-vested restricted shares at June 30, 2011 is $796,000 over a weighted average period of 4.75 years.

Note 16 - Stockholders’ Equity and Regulatory Capital

Federal banking regulators impose various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.  A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with federal banking regulators at least thirty days before making a capital distribution.  A savings institution must file an application for prior approval of a capital distribution if:  (i) it is not eligible for expedited treatment under the applications processing rules of federal banking regulators; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with federal banking regulators or applicable regulations.

During the fiscal year ended June 30, 2010, an application for a capital distribution from the Bank to the Company was approved by the OTS in the amount of $6,000,000 which was paid by the Bank to the Company in December, 2009.  During the fiscal year ended June 30, 2011, the Bank applied for and received the approval from the OTS to distribute a total of $87,300,000 to the Company which provided the funding for the acquisition of Central Jersey in November 2010 and the repayment of the subordinated debentures in April 2011 that related to the trust preferred securities issued by Central Jersey prior to the acquisition.

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

Federal banking regulators may disapprove a notice or deny an application for a capital distribution if:  (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Stockholders’ Equity and Regulatory Capital (continued)

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

	June 30,
	2011	2010
	(In Thousands)
GAAP capital:
Consolidated capital	$487,874	$485,926
Less: Unconsolidated capital of the Company	(29,422)	(22,653)

Bank capital	458,452	463,273

Less: Unrealized gain on securities	(15,553)	(16,816)
Net benefit plan change in AOCI	173	188
Goodwill	(108,591)	(82,263)
Intangible assets	(807)	-

Core (Tier 1) and tangible capital	333,674	364,382

Add: General valuation allowance for loan losses	5,406	4,246

Total Regulatory Capital	$339,080	$368,628

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of June 30, 2011:
Total capital (to risk-weighted assets)	$339,080	25.31%	$	> 107,163	> 8.00%	$	> 133,953	> 10.00%
Tier 1 capital (to risk-weighted assets)	333,674	24.91		> 53,581	> 4.00		> 80,372	> 6.00
Core (Tier 1) capital (to adjusted total assets)	333,674	12.09		> 110,442	> 4.00		> 138,052	> 5.00
Tangible capital (to adjusted total assets)	333,674	12.09		> 41,416	> 1.50		> -	> -

As of June 30, 2010:
Total capital (to risk-weighted assets)	$368,628	37.98%	$	> 77,655	> 8.00%	$	> 97,069	> 10.00%
Tier 1 capital (to risk-weighted assets)	364,382	37.54		> 38,828	> 4.00		> 58,241	> 6.00
Core (Tier 1) capital (to adjusted total assets)	364,382	16.44		> 88,674	> 4.00		> 110,842	> 5.00
Tangible capital (to adjusted total assets)	364,382	16.44		> 33,253	> 1.50		> -	> -

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Stockholders’ Equity and Regulatory Capital (continued)

Based upon most recent notification from federal banking regulators dated February 24, 2011, the Bank was categorized as well capitalized as of September 30, 2010, under the regulatory framework for prompt corrective action.  There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

Note 17 - Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code (the “IRC”).  Retained earnings at June 30, 2011, includes approximately $30.5 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided.  If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are as follows:

	Years Ended June 30,
	2011	2010	2009
	(In Thousands)
Current tax expense (benefit):
Federal income	$2,583	$4,916	$3,988
State income	458	62	(64)

	3,041	4,978	3,924

Deferred tax (benefit) expense:
Federal income	751	(1,198)	(457)
State income	541	1,086	1,142

	1,292	(112)	685

Valuation allowance	(47)	97	(12)

	$4,286	$4,963	$4,597

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 - Income Taxes (continued)

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate of 35% to income before income taxes for the years ended June 30, 2011, 2010 and 2009:

	Years Ended June 30,
	2011	2010	2009
	(In Thousands)

Federal income tax expense	$4,248	$4,121	$3,846
(Reductions) increases in income taxes resulting from:
Tax exempt interest	(347)	(199)	(193)
New Jersey state tax, net of federal income tax effect	649	809	721
Qualified stock options compensation expense	80	211	211
Income from BOLI	(232)	(182)	(182)
Other items, net	(65)	106	206

	4,333	4,866	4,609

Valuation allowance	(47)	97	(12)

Total income tax expense	$4,286	$4,963	$4,597

Effective income tax rate	35.31%	42.15%	41.84%

The effective income tax rate represents total income tax expense divided by income before income taxes.

During the year ended June 30, 2009, the Company reversed a valuation allowance on other-than-temporary impairment as a result of a redemption-in-kind transaction of a mutual fund.  As a result of the same redemption-in-kind transaction, the Company incurred a realized capital loss which was partially utilized as a capital loss carry back against capital gains in the three preceding years.  The Company established a deferred tax asset for the remaining capital loss carry forward.  Since it was not currently more likely than not that the deferred tax asset related to incurred capital losses would be realized, the Company established a valuation allowance thereon during the years ended June 30, 2010 and 2009.  The Company utilized a portion of the federal capital loss carryover with a capital gain for the year ended June 30, 2011.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 - Income Taxes (continued)

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2011	2010
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$1,508	$-
Accumulated other comprehensive income - Defined benefit
plans	119	131
Allowance for loan losses	4,806	3,497
Benefit plans	2,549	2,398
Compensation	216	153
Stock based compensation	3,314	3,846
Alternative minimum tax	-	156
Capital loss carryover	322	369
Uncollected interest	957	339
Depreciation	305	24
Other	211	79

	14,307	10,992

Valuation allowance	(322)	(369)

	13,985	10,623

Deferred income tax liabilities:
Deferred costs	690	-
Goodwill	4,152	3,287
Unrealized gain on securities available for sale	10,763	11,675
Other	49	52

	15,654	15,014

Net deferred income tax (liability) asset	$(1,669)	$(4,391)

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 - Commitments

The Bank has non-cancelable operating leases for branch offices.  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2011:

Years Ending June 30:	(In Thousands)
2012	$1,617
2013	1,432
2014	1,098
2015	737
2016	424
Thereafter	3,476
Total Minimum Payments Required	$8,784

The following schedule shows the composition of total rental expense for all operating leases:

	June 30,
	2011	2010	2009
	(In Thousands)

Minimum rentals	$1,050	$531	$524

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

The outstanding loan commitments are as follows:

	June 30,
	2011	2010
	(In Thousands)

Mortgage loans	$10,166	$27,091
Home equity loans	2,295	395
Construction loans	800	511
Construction loans in process	17,008	4,708
Consumer home equity and overdraft lines of credit	40,589	23,129
Commercial line of credit	24,934	2,724

	$95,792	$58,558

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Commitments (continued)

At June 30, 2011, the outstanding mortgage loan commitments include $9.0 million for fixed rate loans with interest rates ranging from 3.50% to 6.00% and $1.2 million for adjustable rate loans with initial rates ranging from 3.875% to 6.00%.  Home equity loan commitments include $2.3 million for fixed rate loans with interest rates ranging from 4.00% to 5.00%.  Construction loan commitments are limited to one 18 month loan commitment for $800,000 with an initial interest rate at 5.00%.  Undisbursed funds from home equity and business lines of credit are adjustable rate loans with interest rates ranging from 1.25% below to 2.75% above the prime rate published in the Wall Street Journal.  Lines of credit providing overdraft protection for checking accounts are adjustable rate loans with interest rates ranging from 3.5% to 5.00% above prime.

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

In addition to the commitments noted above the Bank is party to standby letters of credit totaling approximately $1.3 million at June 30, 2011 through which it guarantees certain specific business obligations of its commercial customers.  All standby letters of credit represent contingent liabilities at June 30, 2011 that were assumed by the Bank as a result of the Company’s acquisition of Central Jersey Bancorp during fiscal 2011.  The Bank had no obligations under standby letters of credit at June 30, 2010.

The Company and subsidiaries are also party to litigation which arises primarily in the ordinary course of business.  In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the consolidated financial position of the Company.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Fair Value of Financial Instruments

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Fair Value of Financial Instruments (continued)

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2011:
Debt securities available for sale:

Trust preferred securities	$-	$6,447	$1,000	$7,447
U.S. agency securities	-	6,591	-	6,591
Obligations of political subdivisions	-	30,635	-	30,635
Total debt securities	-	43,673	1,000	44,673

Mortgage-backed securities available for sale:

Collateralized mortgage obligations:
Federal National Mortgage Association	-	3,465	-	3,465
Mortgage pass-through securities:
Government National Mortgage Association	-	13,581	-	13,581
Federal Home Loan Mortgage Corporation	-	390,448	-	390,448
Federal National Mortgage Association	-	652,753	-	652,753
Total mortgage-backed securities	-	1,060,247	-	1,060,247

Total securities available for sale	$-	$1,103,920	$1,000	$1,104,920

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Fair Value of Financial Instruments (continued)

	Fair Value Measurements Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2010
Debt securities available for sale:

Trust preferred securities	$-	$5,600	$1,000	$6,600
U.S. agency securities	-	3,942	-	3,942
Obligations of political subdivisions	-	18,955	-	18,955
Total debt securities	-	28,497	1,000	29,497

Mortgage-backed securities available for sale:

Mortgage pass-through securities:
Government National Mortgage Association	-	15,628	-	15,628
Federal Home Loan Mortgage Corporation	-	273,704	-	273,704
Federal National Mortgage Association	-	414,123	-	414,123
Total mortgage-backed securities	-	703,455	-	703,455

Total securities available for sale	$-	$731,952	$1,000	$732,952

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

The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs.  It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028.  Generally management has been unable to obtain a market quote due to a lack of trading activity for this security.  Consequently, the security’s fair value as reported at June 30, 2011 and June 30, 2010 is based upon the present value of its expected future cash flows assuming the security continues to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.  For the year ended June 30, 2011, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Fair Value of Financial Instruments (continued)

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2011
Impaired Loans	$-	$-	$9,829	$9,829
Real estate owned	-	-	224	224

At June 30, 2010
Impaired loans	$-	$-	$9,781	$9,781
Real estate owned	-	-	37	37

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

At June 30, 2011, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $16.2 million and valuation allowances of $6.4 million reflecting fair values of $9.8 million.  By comparison, at June 30, 2010, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $14.1 million and valuation allowances of $4.3 million reflecting fair values of $9.8 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At June 30, 2011, real estate owned whose carrying value was written down utilizing Level 3 inputs during fiscal 2011 comprised one property with a fair value totaling $224,000.  By comparison, at June 30, 2010 real estate owned whose carrying value was written down utilizing Level 3 inputs included one property totaling $37,000.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at June 30, 2011 and June 30, 2010:

Cash and Cash Equivalents, Interest Receivable and Interest Payable.  The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities.  See the discussion presented on Page F-77 concerning assets measured at fair value on a recurring basis.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Fair Value of Financial Instruments (continued)

Loans Receivable.  Except for certain impaired loans as previously discussed, the fair value of loans receivable is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

Loan Servicing Rights.  Fair value is based on market prices for comparable loan servicing contracts, when available, or alternately, is based on a valuation model that calculates the present value of estimated future net servicing income.

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

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented on Page F-74.

The carrying amounts and estimated fair values of financial instruments are as follows:

	At June 30, 2011		At June 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$222,580	$222,580	$181,422	$181,422
Securities available for sale	44,673	44,673	29,497	29,497
Securities held to maturity	106,467	107,052	255,000	256,914
Loans receivable	1,256,584	1,282,865	1,005,152	1,022,873
Mortgage-backed securities available for sale	1,060,247	1,060,247	703,455	703,455
Mortgage-backed securities held to maturity	1,345	1,416	1,700	1,754
Loan servicing rights	416	416	-	-
Interest receivable	9,740	9,740	8,338	8,338

Financial liabilities:
Deposits (A)	2,149,353	2,159,867	1,623,562	1,632,209
Borrowings	247,642	287,099	210,000	245,491
Interest payable on borrowings	988	988	1,054	1,054

(A) Includes accrued interest payable on deposits of $84,000 and $142,000, respectively, at June 30, 2011 and June 30, 2010.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Fair Value of Financial Instruments (continued)

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

Note 20 – Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	June 30,
	2011	2010
	(In Thousands)

Net unrealized gain on securities available for sale	$26,368	$28,578
Tax effect	(10,763)	(11,675)

Net of tax amount	15,605	16,903

Benefit plan adjustments	(292)	(319)
Tax effect	119	131

Net of tax amount	(173)	(188)

Accumulated other comprehensive income	$15,432	$16,715

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Comprehensive Income (continued)

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Years Ended June 30,
	2011	2010	2009
	(In Thousands)
Realized loss (gain) on securities available for sale:
Realized loss (gain) arising during the year	$(777)	$(1,545)	$415

Unrealized holding (loss) gain on securities
available for sale:
Unrealized gain arising during the year	(1,433)	15,096	16,746

Noncredit-related other-than-temporary impairment
gain (loss) on securities held to maturity	-	554	(274)

Benefit plans:
Amortization of:
Transition obligation	-	-	43
Actuarial loss	(2)	72	92
Past service cost	71	71	71
New actuarial (loss) gain during the year	(42)	(52)	94

Net change in benefit plans accrued expense	27	91	300

Other comprehensive (loss) income before taxes	(2,183)	14,196	17,187
Tax effect	900	(5,801)	(6,994)

Other comprehensive (loss) income	$(1,283)	$8,395	$10,193

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information

Kearny Financial Corp. operates its wholly owned subsidiaries, Kearny Financial Securities, Inc. and Kearny Federal Savings Bank and the Bank’s wholly-owned subsidiaries.  The consolidated earnings of the subsidiaries are recognized by the Company using equity method of accounting.  Accordingly, the consolidated earnings of the subsidiaries are recorded as increase in the Company’s investment in the subsidiaries.  The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as June 30, 2011 and 2010, and for each of the years in the three-year period ended June 30, 2011.

CONDENSED STATEMENTS OF FINANCIAL CONDITION
	June 30,
	2011	2010
	(In Thousands)
Assets
Cash and amounts due from depository institutions	$6,260	$9,010
Loans receivable	9,788	11,198
Mortgage-backed securities available for sale (amortized cost 2011 $1,771 2010 $3,163)	1,859	3,309
Interest receivable	7	13
Investment in subsidiaries	458,462	463,281
Other assets	12,463	222

	$488,839	$487,033

Liabilities and Stockholders’ Equity
Other liabilities	$965	$1,107
Stockholders’ equity	487,874	485,926

	$488,839	$487,033

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information (continued)

CONDENSED STATEMENTS OF INCOME
	Years Ended June 30,
	2011	2010	2009
	(In Thousands)

Dividends from subsidiary	$7,852	$6,000	$-
Interest income	678	819	1,017
Equity in undistributed earnings of subsidiaries	-	645	6,226
Other noninterest income	(50)	-	-

	8,480	7,464	7,243

Interest expense	55	-	-
Directors’ compensation	121	128	122
Other expenses	452	411	614

	628	539	736

Income before Income Taxes	7,852	6,925	6,507

Income tax expense	1	113	116

Net income	$7,851	$6,812	$6,391

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended June 30,
	2011	2010	2009
	(In Thousands)
Cash Flows from Operating Activities
Net income	$7,851	$6,812	$6,391
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	-	(645)	(6,226)
Amortization of premiums	28	29	12
Realized loss on sale of real estate owned	35	-	-
Decrease (increase) in interest receivable	6	5	(18)
Payments received on intercompany liabilities	1,238	3,073	3,857
(Increase) decrease in other assets	(44)	4	10
Decrease in interest payable	(24)	-	-
Decrease in other liabilities	(94)	(75)	(80)

Net Cash Provided by Operating Activities	8,996	9,203	3,946

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended June 30,
	2011	2010	2009
	(In Thousands)
Cash Flows from Investing Activities
Repayment of loan to ESOP	$1,410	$1,335	$1,264
Proceeds from sale of real estate owned	60	-	-
Purchases of mortgage-backed securities available for sale	-	-	(4,913)
Principal repayments on mortgage-backed securities available for sale	1,364	1,223	487
Capital contributions to subsidiaries	(10)	(10)	(10)
Return of subsidiary investment	79,447	-	-
Cash paid in merger, net of cash received	(81,308)	-	-

Net Cash Provided by (Used in) Investing Activities	963	2,548	(3,172)

Cash Flows from Financing Activities
Dividends paid to minority stockholders of Kearny Financial Corp.	(3,233)	(3,693)	(3,566)
Purchase of common stock of Kearny Financial Corp. for treasury	(4,462)	(8,753)	(13,962)
Repayment of subordinated debentures	(5,155)	-	-
Dividends contributed for payment of ESOP loan	141	107	81

Net Cash Used in Financing Activities	(12,709)	(12,339)	(17,447)

Net Decrease in Cash and Cash Equivalents	(2,750)	(588)	(16,673)

Cash and Cash Equivalents - Beginning	9,010	9,598	26,271

Cash and Cash Equivalents - Ending	$6,260	$9,010	$9,598

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 - Net Income per Common Share (EPS)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Year Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$7,851

Basic earnings per share, income available to common stockholders	$7,851	67,118	$0.12
Effect of dilutive securities:
Stock options	-	-

Diluted earnings per share	$7,851	67,118	$0.12

	Year Ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$6,812

Basic earnings per share, income available to common stockholders	$6,812	67,920	$0.10
Effect of dilutive securities:
Stock options	-	-

Diluted earnings per share	$6,812	67,920	$0.10

	Year Ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$6,391

Basic earnings per share, income available to common stockholders	$6,391	68,710	$0.09
Effect of dilutive securities:
Stock options	-	-

Diluted earnings per share	$6,391	68,710	$0.09

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 - Net Income per Common Share (EPS) (continued)

During the years ended June 30, 2011, 2010 and 2009, the average number of options which were anti-dilutive totaled approximately 3,201,000, 3,226,000 and 3,226,000, respectively.

Note 23 - Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2011 and 2010:

	Year Ended June 30, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)

Interest income	$22,943	$24,033	$26,427	$26,973
Interest expense	8,398	8,161	7,938	7,719

Net Interest Income	14,545	15,872	18,489	19,254

Provision for loan losses	1,251	876	1,391	1,110

Net Interest Income after Provision for Loan Losses	13,294	14,966	17,098	18,144

Non-interest income	631	774	1,057	2,317
Non-interest expenses	11,644	15,402	14,469	14,659

Income before Income Taxes	2,281	368	3,686	5,802

Income taxes	946	373	998	1,969

Net Income (Loss)	$1,335	$(5)	$2,688	$3,833

Net income per common share:
Basic and diluted	$0.02	$0.00	$0.04	$0.06

Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	67,219	67,042	67,054	67,107

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 - Quarterly Results of Operations (Unaudited) (continued)

	Year Ended June 30, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Qarter
	(In Thousands, Except Per Share Data)

Interest income	$23,156	$23,655	$23,284	$23,013
Interest expense	9,903	9,263	8,518	8,637

Net Interest Income	13,253	14,392	14,766	14,376

Provision for loan losses	858	605	891	262

Net Interest Income after Provision for Loan Losses	12,395	13,787	13,875	14,114

Non-interest income	520	515	510	1,153
Non-interest expenses	11,017	11,171	11,197	11,709

Income before Income Taxes	1,898	3,131	3,188	3,558

Income taxes	803	1,290	1,324	1,546

Net Income	$1,095	$1,841	$1,864	$2,012

Net income per common share:
Basic and diluted	$0.02	$0.03	$0.03	$0.03

Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	68,074	68,015	67,875	67,711

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEARNY FINANCIAL CORP.
Dated: September 26, 2011		/s/ Craig L. Montanaro
	By:	Craig L. Montanaro President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on September 26, 2011 on behalf of the Registrant and in the capacities indicated.

/s/ Craig L. Montanaro		/s/ Eric B. Heyer
Craig L. Montanaro President, Chief Executive Officer and Director (Principal Executive Officer)		Eric B. Heyer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Theodore J. Aanensen		/s/ John N. Hopkins
Theodore J. Aanensen Director		John N. Hopkins Director

/s/ John J. Mazur, Jr.		/s/ Joseph P. Mazza
John J. Mazur, Jr. Director		Joseph P. Mazza Director

/s/ Mathew T. McClane		/s/ John F. McGovern
Mathew T. McClane Director		John F. McGovern Director

/s/ Leopold W. Montanaro		/s/ John F. Regan
Leopold W. Montanaro Director		John F. Regan Director