Form 10-Q
period 2011-09-30
Kearny Financial Corp.
filed 2011-11-09
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004-3510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	973-244-4500

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 4, 2011.

$0.10 par value common stock - 67,296,871 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at September 30, 2011 and June 30, 2011 (Unaudited)	1

Consolidated Statements of Operations for the Three Months
	Ended September 30, 2011 and September 30, 2010 (Unaudited)	2-3

Consolidated Statements of Changes in Stockholders’ Equity for the Three
	Months Ended September 30, 2011 and September 30, 2010 (Unaudited)	4-5

Consolidated Statements of Cash Flows for the Three
	Months Ended September 30, 2011 and September 30, 2010 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8-54

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	55-75

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	76-83

Item 4:	Controls and Procedures	84

PART II - OTHER INFORMATION		85-87

SIGNATURES		88

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data, Unaudited)
	September 30,	June 30,
	2011	2011
Assets

Cash and amounts due from depository institutions	$58,934	$47,332
Interest-bearing deposits in other banks	231,196	175,248

Cash and Cash Equivalents	290,130	222,580

Securities available for sale (amortized cost $20,284 and $46,145)	17,871	44,673
Securities held to maturity (estimated fair value $76,820 and $107,052)	76,218	106,467
Loans receivable, including unamortized yield adjustments of $(917) and $(1,021)	1,243,841	1,268,351
Less allowance for loan losses	(12,040)	(11,767)

Net Loans Receivable	1,231,801	1,256,584

Mortgage-backed securities available for sale (amortized cost $1,047,989 and $1,032,407)	1,084,093	1,060,247
Mortgage-backed securities held to maturity (estimated fair value $1,381 and $1,416)	1,291	1,345
Premises and equipment	39,362	39,556
Federal Home Loan Bank of New York (“FHLB”) stock	13,559	13,560
Interest receivable	8,594	9,740
Goodwill	108,591	108,591
Bank owned life insurance	24,660	24,470
Other assets	13,867	16,323

Total Assets	$2,910,037	$2,904,136
Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$141,423	$143,087
Interest-bearing	2,007,183	2,006,266

Total Deposits	2,148,606	2,149,353

Borrowings	247,791	247,642
Advance payments by borrowers for taxes	5,780	5,794
Deferred income tax liabilities, net	4,511	1,669
Other liabilities	11,894	11,804

Total Liabilities	2,418,582	2,416,262

Stockholders’ Equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none issued
and outstanding	-	-
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares
issued; 67,560,871 and 67,851,077 shares outstanding, respectively	7,274	7,274
Paid-in capital	215,309	215,258
Retained earnings	318,586	317,354
Unearned Employee Stock Ownership Plan shares; 787,989 shares
and 824,352 shares, respectively	(7,880)	(8,244)
Treasury stock, at cost; 5,176,629 shares and 4,886,423 shares, respectively	(61,771)	(59,200)
Accumulated other comprehensive income	19,937	15,432

Total Stockholders’ Equity	491,455	487,874

Total Liabilities and Stockholders’ Equity	$2,910,037	$2,904,136
See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended
	September 30,
	2011	2010

Interest Income
Loans	$16,468	$13.801
Mortgage-backed securities	7,982	7,398
Securities:
Taxable	492	1,408
Tax-exempt	44	157
Other interest-earning assets	195	179
Total Interest Income	25,181	22,943

Interest Expense
Deposits	5,592	6,323
Borrowings	2,042	2,075
Total Interest Expense	7,634	8,398

Net Interest Income	17,547	14,545

Provision for Loan Losses	1,065	1,251

Net Interest Income after Provision
for Loan Losses	16,482	13,294

Non-Interest Income
Fees and service charges	626	342
Gain on sale of loans	186	-
Income from bank owned life insurance	190	163
Electronic banking fees and charges	235	114
Loss from REO operations	(154)	(14)
Miscellaneous	35	26
Total Non-Interest Income	1,118	631

Non-Interest Expenses
Salaries and employee benefits	8,161	6,953
Net occupancy expense of
premises	1,585	1,049
Equipment and systems	1,969	1,177
Advertising and marketing	301	246
Federal deposit insurance
premium	485	447
Directors’ compensation	166	558
Merger-related expenses	-	40
Miscellaneous	1,614	1,174
Total Non-Interest Expenses	$14,281	$11,644

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended
	September 30,
	2011	2010

Income Before Income Taxes	$3,319	$2,281

Income Taxes	1,301	946

Net Income	$2,018	$1,335

Net Income per Common
Share (EPS):
Basic and Diluted	$0.03	$0.02

Weighted Average Number of
Common Shares Outstanding:
Basic and Diluted	66,961	67,219

Dividends Declared Per Common
Share	$0.05	$0.05

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended September 30, 2010
(In Thousands, Except Per Share Data, Unaudited)

					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2010	68,344	$7,274	$213,529	$312,844	$(9,698)	$(54,738)	$16,715	$485,926

Comprehensive income:
Net income	-	-	-	1,335	-	-	-	1,335

Unrealized loss on securities
available for sale, net of
deferred income tax
benefit of $531	-	-	-	-	-	-	(769)	(769)

Benefit plans, net of deferred
income tax benefit of $10	-	-	-	-	-	-	(15)	(15)

Total Comprehensive income								551

ESOP shares committed to be
released (36 shares)	-	-	(37)	-	363	-	-	326

Dividends contributed for
payment of ESOP loan	-	-	32	-	-	-	-	32

Stock option expense	-	-	477	-	-	-	-	477

Treasury stock purchases	(369)	-	-	-	-	(3,316)	-	(3,316)

Restricted stock plan shares
earned (63 shares)	-	-	771	-	-	-	-	771

Tax effect from stock based
compensation	-	-	5	-	-	-	-	5

Cash dividends declared ($0.05/ public share)	-	-	-	(800)	-	-	-	(800)
Balance - September 30, 2010	67,975	$7,274	$214,777	$313,379	$(9,335)	$(58,054)	$15,931	$483,972

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended September 30, 2011
(In Thousands, Except Per Share Data, Unaudited)

					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2011	67,851	$7,274	$215,258	$317,354	$(8,244)	$(59,200)	$15,432	$487,874

Comprehensive income:
Net income	-	-	-	2,018	-	-	-	2,018

Unrealized gain on securities
available for sale, net of
deferred income tax
expense of $2,990	-	-	-	-	-	-	4,332	4,332

Benefit plans, net of deferred
income tax expense of $120	-	-	-	-	-	-	173	173

Total Comprehensive income								6,523

ESOP shares committed to be
released (36 shares)	-	-	(38)	-	364	-	-	326

Dividends contributed for
payment of ESOP loan	-	-	36	-	-	-	-	36

Stock option expense	-	-	11	-	-	-	-	11

Treasury stock purchases	(290)	-	-	-	-	(2,571)	-	(2,571)

Restricted stock plan shares
earned (4 shares)	-	-	42	-	-	-	-	42

Cash dividends declared ($0.05/ public share)	-	-	-	(786)	-	-	-	(786)

Balance - September 30, 2011	67,561	$7,274	$215,309	$318,586	$(7,880)	$(61,771)	$19,937	$491,455

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities:
Net income	$2,018	$1,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	642	440
Net amortization of premiums, discounts and loan fees and costs	1,691	468
Deferred income taxes	(268)	(756)
Amortization of intangible assets	41	-
Amortization of benefit plans’ unrecognized net loss	10	17
Provision for loan losses	1,065	1,251
Loss on write-down of real estate owned	36	14
Realized gain on sale of loans	(186)	-
Proceeds from sale of loans	2,187	-
Increase in cash surrender value of bank owned life insurance	(190)	(163)
ESOP, stock option plan and restricted stock plan expenses	379	1,574
Decrease in interest receivable	1,146	40
Decrease in other assets	2,379	213
Decrease in interest payable	(26)	(3)
Increase in other liabilities	456	208

Net Cash Provided by Operating Activities	11,380	4,638

Cash Flows from Investing Activities:
Proceeds from calls and maturities of securities held for sale	25,544	-
Proceeds from repayments of securities available for sale	288	518
Purchase of securities held to maturity	(70)	(64,975)
Proceeds from calls and maturities of securities held to maturity	30,090	90,000
Proceeds from repayments of securities held to maturity	205	-
Purchase of loans	(4,056)	(1,437)
Net decrease in loans receivable	25,784	16,461
Purchases of mortgage-backed securities available for sale	(78,902)	(186,437)
Principal repayments on mortgage-backed securities available for sale	61,329	43,732
Principal repayments on mortgage-backed securities held to maturity	57	82
Redemption of FHLB stock	1	-
Additions to premises and equipment	(448)	(305)

Net Cash Provided by (Used in) Investing Activities	$59,822	$(102,361)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2011	2010

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	$(489)	$39,842
Repayment of long-term FHLB advances	(19)	-
Increase in other short-term borrowings	206	-
Decrease in advance payments by borrowers for taxes	(14)	(361)
Dividends paid to stockholders of Kearny Financial Corp.	(801)	(817)
Purchase of common stock of Kearny Financial Corp. for treasury	(2,571)	(3,316)
Dividends contributed for payment of ESOP loan	36	32
Tax effect from stock based compensation	-	5

Net Cash (Used in) Provided by Financing Activities	(3,652)	35,385

Net Increase (Decrease) in Cash and Cash Equivalents	67,550	(62,338)

Cash and Cash Equivalents – Beginning	222,580	181,422

Cash and Cash Equivalents – Ending	$290,130	$119,084

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$(866)	$2,104

Interest	$7,660	$8,401

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$-	$449

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiaries, Kearny Federal Savings Bank (the “Bank”) and Kearny Financial Securities, Inc., and the Bank’s wholly-owned subsidiaries, KFS Financial Services, Inc., KFS Investment Corp. and CJB Investment Corp. and its wholly owned subsidiary, Central Delaware Investment Corp.  Kearny Financial Securities, Inc. and Central Delaware Investment Corp. were each dissolved during the quarter ended September 30, 2011.  The Company conducts its business principally through the Bank.  Management prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, including the elimination of all significant inter-company accounts and transactions during consolidation.

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, changes in stockholders’ equity and cash flows in conformity with generally accepted accounting principles (“GAAP”).  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statements of financial condition for June 30, 2011 was derived from the Company’s annual report on Form 10-K.  That data, along with the interim financial information presented in the consolidated statements of financial condition, operations, changes in stockholders’ equity and cash flows should be read in conjunction with the 2011 consolidated financial statements, including the notes thereto included in the Company’s annual report on Form 10-K.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended
	September 30, 2011
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)

Net income	$2,018
Basic earnings per share,
income available to
common stockholders	$2,018	66,961	$0.03
Effect of dilutive securities:
Stock options	-	-

	$2,018	66,961	$0.03

	Three Months Ended
	September 30, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)

Net income	$1,335
Basic earnings per share,
income available to
common stockholders	$1,335	67,219	$0.02
Effect of dilutive securities:
Stock options	-	-

	$1,335	67,219	$0.02

During the three months ended September 30, 2011 and September 30, 2010, the average number of options which were considered anti-dilutive totaled approximately 3,226,000 and 3,233,000, respectively.

4.  SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2011, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

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

A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  Moreover, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  This guidance also includes conforming amendments regarding employers' disclosures about postretirement benefit plan assets.  The conforming amendments change the terminology from “major categories” of assets to “classes” of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The implementation of the new pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In January 2011, the FASB issued amendments that temporarily delay the effective date of the disclosures about troubled debt restructurings that are required in conjunction with a prior update relating to public entities. Under the existing effective date in that prior update, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.  In April 2011, the FASB has issued an Update to clarify the accounting principles applied to loan modifications.  The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in the Update, including providing disclosure in regard to troubled debt restructuring, are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.   The implementation of the new pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued Accounting Standards Update 2011-03 which clarifies the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU, entitled Reconsideration of Effective Control for Repurchase Agreements, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for interim and annual reporting periods beginning on or after December 31, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date.  Early adoption is not permitted.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

In September, 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and other.  This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In September, 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan. This ASU creates additional disclosures for employers participating in multiemployer pension plans to provide clarity with regard to the employer’s involvement in the plan, as well as the financial health of the plan itself. Participating employers will now be required to disclose plan names, contribution amounts, funded status, minimum contribution requirements, and other relevant plan information for all years presented on the statement of income. The ASU does not amend the accounting requirements for such contributions and liabilities, and as such will only impact the level of disclosure made with regard to the plan. For public companies, the amendments of this ASU are effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic companies, the amendments are effective for annual periods for fiscal years ending after December 15, 2012. Early adoption by both public and nonpublic entities is permitted.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

6.  STOCK REPURCHASE PLANS

On August 17, 2011, the Company announced the completion of its stock repurchase plan originally announced on May 26, 2010 through which it repurchased a total of 889,506 shares at an average cost of $9.07 per share.  On that same day, the Company announced that the Board of Directors authorized a new stock repurchase plan to acquire up to 845,031 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  Through September 30, 2011 the Company has repurchased a total of 256,000 shares in accordance with this repurchase plan at a total cost of $2.3 million and at an average cost per share of $8.79.

7.  DIVIDEND WAIVER

During the three months ended September 30, 2011, Kearny MHC, the federally chartered mutual holding company of the Company waived its right, in accordance with the non-objection previously granted by the Federal Reserve Bank (“FRB”), to receive cash dividends of approximately $2.5 million declared on the 50,916,250 shares of Company common stock it owns.

8.  SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair values of securities at September 30, 2011 and June 30, 2011 and stratification by contractual maturity of securities at September 30, 2011 are presented below:

	At September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,865	$-	$2,399	$6,466
U.S. agency securities	6,361	-	15	6,346
Obligations of state and political
subdivisions	5,058	1	-	5,059

Total securities	20,284	1	2,414	17,871

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	3,181	45	-	3,226

Total collateralized mortgage
obligations	3,181	45	-	3,226

Mortgage pass-through securities:
Government National Mortgage
Association	12,125	1,031	20	13,136
Federal Home Loan Mortgage
Corporation	357,257	11,654	30	368,881
Federal National Mortgage Association	675,426	23,447	23	698,850

Total mortgage pass-through securities	1,044,808	36,132	73	1,080,867

Total mortgage-backed securities	1,047,989	36,177	73	1,084,093
Total securities available for sale	$1,068,273	$36,178	$2,487	$1,101,964

	At September 30, 2011
	Amortized Cost	Carrying Value
	(In Thousands)
Debt securities:
Due in one year or less	$5,058	$5,059
Due after one year through five years	-	-
Due after five years through ten years	62	62
Due after ten years	15,164	12,750

Total	$20,284	$17,871

	At June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,863	$-	$1,416	$7,447
U.S. agency securities	6,657	-	66	6,591
Obligations of state and political
subdivisions	30,625	10	-	30,635

Total securities	46,145	10	1,482	44,673

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	3,437	28	-	3,465

Total collateralized mortgage
obligations	3,437	28	-	3,465

Mortgage pass-through securities:
Government National Mortgage
Association	12,614	991	24	13,581
Federal Home Loan Mortgage
Corporation	380,387	10,092	31	390,448
Federal National Mortgage Association	635,969	17,175	391	652,753

Total mortgage pass-through securities	1,028,970	28,258	446	1,056,782

Total mortgage-backed securities	1,032,407	28,286	446	1,060,247
Total securities available for sale	$1,078,552	$28,296	$1,928	$1,104,920

There were no sales of securities from the available for sale portfolio during the three months ended September 30, 2011 and September 30, 2010.  At September 30, 2011 and June 30, 2011, securities available for sale with carrying value of approximately $319.3 million and $317.8 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  As of those same dates, securities available for sale with carrying values of approximately $9.7 million and $10.6 million, respectively, were pledged to secure public funds on deposit.

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

9.  SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of securities at September 30, 2011 and June 30, 2011 and stratification by contractual maturity of securities at September 30, 2011 are presented below:

	At September 30, 2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities:
Debt securities:
U.S. agency securities	$73,229	$595	$-	$73,824
Obligations of state and political
subdivisions	2,989	7	-	2,996

Total securities	76,218	602	-	76,820

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	60	9	-	69
Federal National Mortgage Association	592	83	-	675
Non-agency securities	198	1	18	181

Total collateralized mortgage
obligations	850	93	18	925

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	138	5	-	143
Federal National Mortgage Association	303	10	-	313

Total mortgage pass-through securities	441	15	-	456

Total mortgage-backed
securities	1,291	108	18	1,381

Total securities held to maturity	$77,509	$710	$18	$78,201

	At September 30, 2011
	Carrying Value	Fair Value
	(In Thousands)
Debt securities:
Due in one year or less	$2,989	$2,996
Due after one year through five years	33,245	33,770
Due after five years through ten years	5,000	5,006
Due after ten years	34,984	35,048

Total	$76,218	$76,820

	At June 30, 2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities:
Debt securities:
U.S. agency securities	$103,458	$576	$1	$104,033
Obligations of state and political
subdivisions	3,009	10	-	3,019

Total securities	106,467	586	1	107,052

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	67	5	-	72
Federal National Mortgage Association	618	68	-	686
Non-agency securities	203	1	17	187

Total collateralized mortgage
obligations	888	74	17	945

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	145	4	-	149
Federal National Mortgage Association	312	10	-	322

Total mortgage pass-through securities	457	14	-	471

Total mortgage-backed
securities	1,345	88	17	1,416

Total securities held to maturity	$107,812	$674	$18	$108,468

There were no sales of securities from the held to maturity portfolio during the three months ended September 30, 2011 and September 30, 2010.  At September 30, 2011 and June 30, 2011, held to maturity securities were not utilized as collateral for borrowings nor pledged to secure public funds on deposit.

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

10.  IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at September 30, 2011 and June 30, 2011.  The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented.  Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing the reported impairments as “temporary” versus “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
At September 30, 2011:
Trust preferred securities	$-	$-	$5,466	$2,399	$5,466	$2,399
U.S. agency securities	3,675	13	1,288	2	4,963	15
Mortgage pass-through securities	17	1	1,192	72	1,209	73

Total	$3,692	$14	$7,946	$2,473	$11,638	$2,487

At June 30, 2011:
Trust preferred securities	$-	$-	$6,447	$1,416	$6,447	$1,416
U.S. agency securities	3,631	63	2,896	3	6,527	66
Mortgage pass-through securities	85,831	366	1,221	80	87,052	446

Total	$89,462	$429	$10,564	$1,499	$100,026	$1,928

The number of available for sale securities with unrealized losses at September 30, 2011 totaled 27 comprising four single-issuer trust preferred securities, five U.S. agency securities, and 18 mortgage pass-through securities.  The number of available for sale securities with unrealized losses at June 30, 2011 totaled 42 comprising four single-issuer trust preferred securities, six U.S. agency securities and 32 mortgage pass-through securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
At September 30, 2011:
Collateralized mortgage obligations	$-	$-	$147	$18	$147	$18

Total	$-	$-	$147	$18	$147	$18

At June 30, 2011:
U.S. agency securities	$13,388	$1	$-	$-	$13,388	$1
Collateralized mortgage obligations	-	-	149	17	149	17

Total	$13,388	$1	$149	$17	$13,537	$18

The number of held to maturity securities with unrealized losses at September 30, 2011 totaled 11 collateralized mortgage obligations.  The number of held to maturity securities with unrealized losses at June 30, 2011 totaled 13 comprising 11 collateralized mortgage obligations and two U.S. agency securities.

Mortgage-backed Securities.  The carrying value of the Company’s mortgage-backed securities totaled $1.09 billion at September 30, 2011 and comprised 92.0% of total investments and 37.3% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored entities such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

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

During fiscal 2010 and fiscal 2011, however, institutional demand for mortgage-backed securities increased reflecting greater stability and liquidity in the financial markets coupled with the intervention of the Federal Reserve as a buyer/holder of such securities.  Moreover, many financial institutions, including the Bank, are experiencing the effect of diminished loan origination volume resulting in increased institutional demand for mortgage-backed securities as investment alternatives to loans.  These factors have continued into fiscal 2012 with market prices of agency mortgage-backed securities generally reflecting the increased institutional demand for such securities.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of September 30, 2011 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency mortgage-backed securities with unrealized losses at September 30, 2011 to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies, the Company also maintains a nominal balance of non-agency mortgage-backed securities at September 30, 2011.  Unlike agency mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

For example, during fiscal 2011, the Company re-evaluated its intent regarding the retention or sale of its impaired, non-agency collateralized mortgage obligations whose credit-ratings had fallen below investment grade.  The Company considered the combined effects of the severe deterioration of the securities’ credit-ratings since their acquisition as investment grade securities and the actual and anticipated cash flow losses that characterized most of the securities.  Based on these factors, the Company modified its intent regarding these impaired securities during the year from “hold to recovery of amortized cost” to “sell” and sold such securities during the year ended June 30, 2011.

At September 30, 2011, the Company's remaining portfolio of non-agency CMOs included 12 held-to-maturity securities totaling $197,000 of which 11 securities totaling $164,000 were impaired but retained their investment grade rating by one or more rating agencies.  One non-agency CMO totaling $33,000 was not impaired at September 30, 2011.  The Company has not decided to sell the impaired securities as of September 30, 2011 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

In light of the factors noted above, the Company does not consider its balance of non-agency mortgage-backed securities with unrealized losses at September 30, 2011 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Securities.  The carrying value of the Company’s U.S. agency debt securities totaled $79.6 million at September 30, 2011 and comprised 6.7% of total investments and 2.7% of total assets as of that date.  Such securities are comprised of $73.3 million of U.S. agency debentures and $6.3 million of securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government sponsored entity.

With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debt securities are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on supply and demand.

With regard to interest rates, the Company’s SBA securities are variable rate investments whose interest coupons are generally based on the Prime index minus a margin.  Based upon the historically low level of short term market interest rates, of which the Prime index is one measure, the current yields on these securities are comparatively low.  Consequently, the fair value of the SBA securities, as determined based upon the market price of these securities, reflects the adverse effects of the historically low short term, market interest rates at September 30, 2011.

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

Unlike its SBA securities, the Company’s U.S. agency debentures are fixed rate investments whose fair values over time reflect movements in comparatively longer term market interest rates.  At September 30, 2011, the unrealized losses applicable to those securities portfolio are generally attributable to movements in longer term market interest rates since their acquisition by the Company.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of September 30, 2011 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its balance of U.S. agency securities with unrealized losses at September 30, 2011 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities.  The outstanding balance of the Company’s trust preferred securities totaled $6.5 million at September 30, 2011 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of September 30, 2011, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

Specifically, impairments associated with investment-grade trust preferred securities are generally categorized as “noncredit-related” given the nominal level of credit losses that would be expected based upon such ratings.  At September 30, 2011, the Company owned two securities at an amortized cost of $2.9 million that were consistently rated as investment grade by Moody’s and Standard & Poor’s Financial Services (“S&P”).  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month Libor plus a margin.  Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at September 30, 2011.

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

At September 30, 2011, the Company owned two securities at an amortized cost of $4.9 million that were rated as below investment grade by both S&P and Moody’s.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

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

While all of its trust preferred securities are classified as available for sale, the Company has both the ability and intent, as of the periods presented, to hold the impaired securities until their fair values recover to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of September 30, 2011 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at nominal discounts.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its investments in trust preferred securities with unrealized losses at September 30, 2011 to be “other-than-temporarily” impaired as of that date.

11.  LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

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

Nonaccrual Loans.  Loans are generally placed on nonaccrual status when contractual payments become 90 days or more past due, and are otherwise placed on nonaccrual when the Company does not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement.  Loans that become 90 days past maturity, but remain non-delinquent with regard to ongoing P&I payments may remain on accrual status if: (1) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, past maturity status notwithstanding, and (2) the borrower is working actively and cooperatively with the Company to remedy the past maturity status through an expected refinance, payoff or modification of the loan agreement that is not expected to result in a troubled debt restructuring classification.  The sum of nonaccrual loans plus accruing loans that are 90 days or more past due are generally defined as “nonperforming loans”.

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

Acquired Loans.  Loans that we acquire in acquisitions subsequent to January 1, 2009 are recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

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

At September 30, 2011, the remaining outstanding principal balance and carrying amount of the credit-impaired loans acquired from Central Jersey totaled approximately $14,141,000 and $10,267,000, respectively.  By comparison, at June 30, 2011, the remaining outstanding principal balance and carrying amount of such loans totaled approximately $14,379,000 and $10,636,000, respectively.

The carrying amount of credit-impaired loans acquired from Central Jersey for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $5,355,000 and $3,601,000 at September 30, 2011 and June 30, 2011, respectively.

The balance of the allowance for loan losses at September 30, 2011 included approximately $31,000 of specific valuation allowances attributable to the credit-impaired loans acquired from Central Jersey.  The net increase in the valuation allowances were recorded through the provision for loan losses in recognition of the additional impairment recognized on the applicable loans subsequent to their acquisition.  The amount of that impairment totaled $40,000 at June 30, 2011 and declined by $9,000 to approximately $31,000 during the quarter ended September 30, 2011 resulting from payments received from borrowers which reduced the carrying value of the applicable loans thereby reducing the amount of the impairment.

The following table presents the changes in the accretable yield relating to the impaired loans acquired from Central Jersey for the three months ended September 30, 2011.  Based upon the closing date of the Central Jersey acquisition, no comparable activity for the three months ended September 30, 2010 is reported:

Three Months Ended September 30, 2011 (in thousands)
Beginning balance	$1,718
Additions resulting from acquisition	-
Accretion to interest income	(97)
Disposals	-
Reclassifications from/(to) nonaccretable difference	-
Ending balance	$1,621

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

Management evaluates loans classified as substandard or doubtful for impairment in accordance with applicable accounting requirements.  Impairment identified through these evaluations is classified as “Loss” through which either a specific valuation allowance equal to 100% of the impairment is established or the loan is charged off.  In general, loans that are classified as “Loss” in their entirety are charged off directly against the allowance for loan loss.  In a limited number of cases, the net carrying value of an impaired loan may be classified as “Loss” based on regulatory expectations supported by a collateral-dependent impairment analysis.  However, the borrower’s adherence to contractual repayment terms precludes the recognition of an actual charge off.  In these limited cases, a specific valuation allowance equal to 100% of the impaired loan’s carrying value may be maintained against the net carrying value of the asset.

More typically, the Company’s impaired loans with impairment are characterized by “split classifications” (ex. Substandard/Loss) with charge offs being recorded against the allowance for loan loss at the time such losses are realized.  For loans primarily secured by real estate, which comprise over 90% of the Company’s loan portfolio at September 30, 2011, the recognition of impairments as “charge offs” typically coincides with the foreclosure of the property securing the impaired loan at which time the property is brought into real estate owned at its fair value, less estimated selling costs, and any portion of the loan’s carrying value in excess of that amount is charged off against the ALLL.

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

Traditionally, the loans considered by the Company to be eligible for individual impairment review have generally represented its larger and/or more complex loans including its commercial mortgage loans, comprising multi-family and nonresidential real estate loans, as well as its construction loans and commercial business loans.  During fiscal 2011, the Company expanded the scope of loans that it considers eligible for individual impairment review to also include all one-to-four family mortgage loans as well as its home equity loans and home equity lines of credit.

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

The second tier of the loss measurement process involves estimating the probable and estimable losses which addresses loans not otherwise reviewed individually for impairment.  Such loans include groups of smaller-balance homogeneous loans that may generally be excluded from individual impairment analysis, and therefore collectively evaluated for impairment, as well as the non-impaired loans within categories that are otherwise eligible for individual impairment review.

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

The following tables present the balance of the allowance for loan losses at September 30, 2011 and June 30, 2011 based upon the calculation methodology described above.  The table identifies the specific valuation allowances attributable to identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, and the general valuation allowances for impairments on loans evaluated collectively.  The underlying balance of loans receivable applicable to each category is also presented.  The balance of loans receivable reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable at September 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$3,916	$1,484	$105	$-	$-	$-	$-	$5,505
Loans collectively evaluated for impairment	2,827	1,685	127	142	305	34	12	5,132
Total allocated allowance for loan losses	6,743	3,169	232	142	305	34	12	10,637
Unallocated allowance	-	-	-	-	-	-	-	233
Allowance for loan losses on originated and purchased loans	6,743	3,169	232	142	305	34	12	10,870
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	31	-	-	-	31
Other acquired loans individually evaluated for impairment	-	-	-	869	-	-	-	869
Loans collectively evaluated for impairment	2	137	9	62	35	21	4	270
Allowance for loan losses on loans acquired at fair value	2	137	9	962	35	21	4	1,170
Total allowance for loan losses	$6,745	$3,306	$241	$1,104	$340	$55	$16	$12,040

Allowance for Loan Losses and Loans Receivable at September 30, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses:
At June 30, 2011:
Allocated	$6,644	$3,336	$289	$880	$322	$49	$14	$11,534
Unallocated	-	-	-	-	-	-	-	233
Total allowance for loan losses	6,644	3,336	289	880	322	49	14	11,767

Charge offs against general valuation allowances	(135)	-	-	(6)	(41)	-	(2)	(184)
Charge offs against specific valuation allowances	(610)	-	-	-	-	-	-	(610)
Total charge offs	(745)	-	-	(6)	(41)	-	(2)	(794)
Total recoveries	-	-	-	-	2	-	-	2
Allocated provisions	846	(30)	(48)	230	57	6	4	1,065
Unallocated provisions	-	-	-	-	-	-	-	-
Total provisions	846	(30)	(48)	230	57	6	4	1,065
At September 30, 2011:
Allocated	6,745	3,306	241	1,104	340	55	16	11,807
Unallocated	-	-	-	-	-	-	-	233
Total allowance for loan losses	$6,745	$3,306	$241	$1,104	$340	$55	$16	$12,040

Allowance for Loan Losses and Loans Receivable at September 30, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$20,447	$5,276	$613	$2,346	$347	$90	$-	$29,119
Loans collectively evaluated for impairment	578,996	215,709	6,569	19,500	80,701	9,425	3,154	914,054
Total originated and purchased loans	599,443	220,985	7,182	21,846	81,048	9,515	3,154	943,173
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	2,525	155	7,587	-	-	-	10,267
Other acquired loans individually evaluated for impairment	-	4,902	936	1,547	599	-	-	7,984
Loans collectively evaluated for impairment	2,497	152,629	9,963	69,006	26,159	22,655	425	283,334
Total loans acquired at fair value	2,497	160,056	11,054	78,140	26,758	22,655	425	301,585
Total loans	$601,940	$381,041	$18,236	$99,986	$107,806	$32,170	$3,579	$1,244,758

Allowance for Loan Losses and Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$4,061	$1,503	$105	$275	$-	$-	$-	$5,944
Loans collectively evaluated for impairment	2,581	1,738	177	147	304	36	10	4,993
Total allocated allowance for loan losses	6,642	3,241	282	422	304	36	10	10,937
Unallocated allowance	-	-	-	-	-	-	-	223
Allowance for loan
losses on
originated and
purchased loans	6,642	3,241	282	422	304	36	10	11,170
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	40	-	-	-	40
Other acquired loans individually evaluated for impairment	-	-	-	377	-	-	-	377
Loans collectively evaluated for impairment	2	95	7	41	18	13	4	180
Allowance for loan
losses on loans
acquired
at fair value	2	95	7	458	18	13	4	597
Total allowance for loan losses	$6,644	$3,336	$289	$880	$322	$49	$14	$11,767

Allowance for Loan Losses and Loans Receivable at June 30, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$16,051	$3,064	$612	$2,625	$167	$93	$-	$22,612
Loans collectively evaluated for impairment	592,209	216,885	7,666	20,203	81,731	9,874	3,288	931,856
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	2,583	316	7,737	-	-	-	10,636
Other acquired loans individually evaluated for impairment	-	2,123	726	1.198	37	-	-	4,084
Loans collectively evaluated for impairment	2,641	159,035	12,278	73,238	29,543	22,958	491	300,184
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at September 30, 2011 and June 30, 2011.

Credit-Rating Classification of Loans Receivable at September 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Non-classified	$578,246	$212,340	$6,570	$19,500	$80,614	$9,402	$3,148	$909,820
Classified:
Special mention	1,356	2,437	-	-	201	-	-	3,994
Substandard	15,925	4,724	507	2,346	233	113	4	23,852
Doubtful	-	-	-	-	-	-	-	-
Loss	3,916	1,484	105	-	-	-	2	5,507
Total classified loans	21,197	8,645	612	2,346	434	113	6	33,353
Total originated and purchased loans	599,443	220,985	7,182	21,846	81,048	9,515	3,154	943,173
Loans acquired at fair value
Non-classified	2,497	150,111	9,962	65,447	25,919	21,636	424	275,996
Classified:
Special mention	-	1,504	-	2,931	423	849	-	5,707
Substandard	-	8,441	1,092	8,256	416	170	1	18,376
Doubtful	-	-	-	606	-	-	-	606
Loss	-	-	-	900	-	-	-	900
Total classified loans	-	9,945	1,092	12,693	839	1,019	1	25,589
Total loans acquired at fair value	2,497	160,056	11,054	78,140	26,758	22,655	425	301,585
Total loans	$601,940	$381,041	$18,236	$99,986	$107,806	$32,170	$3,579	$1,244,758

Credit-Rating Classification of Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Non-classified	$586,813	$213,042	$7,666	$20,203	$81,454	$9,850	$3,284	$922,312
Classified:
Special mention	1,084	1,052	-	151	277	24	-	2,588
Substandard	16,302	4,352	507	2,199	167	93	4	23,624
Doubtful	-	-	-	-	-	-	-	-
Loss	4,061	1,503	105	275	-	-	-	5,944
Total classified loans	21,447	6,907	612	2,625	444	117	4	32,156
Total originated and
purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Non-classified	2,641	153,231	11,698	70,544	29,136	22,111	490	289,851
Classified:
Special mention	-	4,791	580	2,135	200	847	-	8,553
Substandard	-	5,719	1,042	8,463	244	-	1	15,469
Doubtful	-	-	-	614	-	-	-	614
Loss	-	-	-	417	-	-	-	417
Total classified loans	-	10,510	1,622	11,629	444	847	1	25,053
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

Contractual Payment Status of Loans Receivable September 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Current	$576,254	$214,707	$6,570	$18,803	$80,463	$9,425	$3,040	$909,262
Past due:
30-59 days	4,495	895	-	676	371	-	79	6,516
60-89 days	1,962	1,234	-	-	-	-	31	3,227
90+ days	16,732	4,149	612	2,367	214	90	4	24,168
Total past due	23,189	6,278	612	3,043	585	90	114	33,911
Total originated and purchased loans	599,443	220,985	7,182	21,846	81,048	9,515	3,154	943,173
Loans acquired at fair value
Current	2,497	152,975	9,963	73,222	25,447	22,462	416	286,982
Past due:
30-59 days	-	719	-	57	667	-	8	1,451
60-89 days	-	747	-	196	172	193	-	1,308
90+ days	-	5,615	1,091	4,665	472	-	1	11,844
Total past due	-	7,081	1,091	4,918	1,311	193	9	14,603
Total loans acquired at fair value	2,497	160,056	11,054	78,140	26,758	22,655	425	301,585
Total loans	$601,940	$381,041	$18,236	$99,986	$107,806	$32,170	$3,579	$1,244,758

Contractual Payment Status of Loans Receivable June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Current	$586,028	$215,220	$7,432	$20,203	$81,416	$9,850	$3,183	$923,332
Past due:
30-59 days	2,608	2,624	234	-	235	-	10	5,711
60-89 days	1,084	61	-	-	99	24	74	1,342
90+ days	18,540	2,044	612	2,625	148	93	21	24,083
Total past due	22,232	4,729	846	2,625	482	117	105	31,136
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Current	2,641	156,066	11,698	75,351	28,698	21,898	456	296,808
Past due:
30-59 days	-	416	-	1,510	496	683	34	3,139
60-89 days	-	4,642	580	2,237	349	377	-	8,185
90+ days	-	2,617	1,042	3,075	37	-	1	6,772
Total past due	-	7,675	1,622	6,822	882	1,060	35	18,096
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

The following tables present information relating to the Company’s nonperforming and impaired loans at September 30, 2011 and June 30, 2011.  Loans reported as “90+ days past due and accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable at September 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Performing	$580,688	$215,710	$6,569	$19,479	$80,701	$9,425	$3,148	$915,720
Nonperforming:
90+ days past due accruing	14,148	-	-	21	-	-	-	14,169
Nonaccrual	4,607	5,275	613	2,346	347	90	6	13,284
Total nonperforming	18,755	5,275	613	2,367	347	90	6	27,453
Total originated and purchased loans	599,443	220,985	7,182	21,846	81,048	9,515	3,154	943,173
Loans acquired at fair value
Performing	2,497	152,399	9,962	72,655	26,159	22,655	424	286,751
Nonperforming:
90+ days past due accruing	-	561	-	934	-	-	-	1,495
Nonaccrual	-	7,096	1,092	4,551	599	-	1	13,339
Total nonperforming	-	7,657	1,092	5,485	599	-	1	14,834
Total loans acquired at fair value	2,497	160,056	11,054	78,140	26,758	22,655	425	301,585
Total loans	$601,940	$381,041	$18,236	$99,986	$107,806	$32,170	$3,579	$1,244,758

Performance Status of Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Performing	$589,281	$216,885	$7,666	$20,203	$81,731	$9,874	$3,267	$928,907
Nonperforming:
90+ days past due accruing	14,923	-	-	-	-	-	-	14,923
Nonaccrual	4,056	3,064	612	2,625	167	93	21	10,638
Total nonperforming	18,979	3,064	612	2,625	167	93	21	25,561
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Performing	2,641	159,376	12,278	78,214	29,543	22,958	490	305,500
Nonperforming:
90+ days past due accruing	-	-	-	1,718	-	-	-	1,718
Nonaccrual	-	4,365	1,042	2,241	37	-	1	7,686
Total nonperforming	-	4,365	1,042	3,959	37	-	1	9,404
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

Impairment Status of Loans Receivable at September 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$578,996	$215,709	$6,569	$19,500	$80,701	$9,425	$3,154	$914,054
Impaired loans:
Impaired loans with no impairment	8,762	3,792	508	2,346	347	90	-	15,845
Impaired loans with impairment:
Unpaid principal balance	11,685	1,484	105	-	-	-	-	13,274
Specific allowance for impairment	(3,916)	(1,484)	(105)	-	-	-	-	(5,505)
Balance of impaired loans net of allowance for impairment	7,769	-	-	-	-	-	-	7,769
Total impaired loans, excluding allowance	20,447	5,276	613	2,346	347	90	-	29,119
Total originated and purchased loans	599,443	220,985	7,182	21,846	81,048	9,515	3,154	943,173
Loans acquired at fair value
Non-impaired loans	2,497	152,629	9,963	69,006	26,159	22,655	425	283,334
Impaired loans:
Impaired loans with no impairment	-	7,427	1,091	7,556	599	-	-	16,673
Impaired loans with impairment:
Unpaid principal balance	-	-	-	1,578	-	-	-	1,578
Specific allowance for impairment	-	-	-	(900)	-	-	-	(900)
Balance of impaired loans net of allowance for impairment	-	-	-	678	-	-	-	678
Total impaired loans, excluding allowance	-	7,427	1,091	9,134	599	-	-	18,251
Total loans acquired at fair value	2,497	160,056	11,054	78,140	26,758	22,655	425	301,585
Total loans	$601,940	$381,041	$18,236	$99,986	$107,806	$32,170	$3,579	$1,244,758

Impairment Status of Loans Receivable at September 30, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$20,481	$5,344	$630	$2,356	$352	$93	$-	$29,256
Loans acquired at fair value	-	7,865	1,604	12,160	610	-	-	22,239
Total impaired loans	$20,481	$13,209	$2,234	$14,516	$962	$93	$-	$51,495

For the three months ended September 30, 2011
Average balance of impaired loans	$16,687	$10,783	$1,914	$11,815	$603	$193	$-	$41,995
Interest earned on impaired loans	$252	$6	$-	$60	$-	$-	$-	$318

Impairment Status of Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$592,209	$216,885	$7,666	$20,203	$81,731	$9,874	$3,288	$931,856
Impaired loans:
Impaired loans with no impairment	2,850	1,561	507	2,350	167	93	-	7,528
Impaired loans with impairment:
Unpaid principal balance	13,201	1,503	105	275	-	-	-	15,084
Specific allowance for impairment	(4,061)	(1,503)	(105)	(275)	-	-	-	(5,944)
Balance of impaired loans net of allowance for impairment	9,140	-	-	-	-	-	-	9,140
Total impaired loans, excluding allowance	16,051	3,064	612	2,625	167	93	-	22,612
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Non-impaired loans	2,641	159,035	12,278	73,238	29,543	22,958	491	300,184
Impaired loans:
Impaired loans with no impairment	-	4,706	1,042	7,829	37	-	-	13,614
Impaired loans with impairment:
Unpaid principal balance	-	-	-	1,106	-	-	-	1,106
Specific allowance for impairment	-	-	-	(417)	-	-	-	(417)
Balance of impaired loans net of allowance for impairment	-	-	-	689	-	-	-	689
Total impaired loans, excluding allowance	-	4,706	1,042	8,935	37	-	-	14,720
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

Impairment Status of Loans Receivable at June 30, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$16,089	$3,107	$631	$2,632	$169	$95	$-	$22,723
Loans acquired at fair value	-	5,106	1,553	11,863	37	-	-	18,559
Total impaired loans	$16,089	$8,213	$2,184	$14,495	$206	$95	$-	$41,282

All impaired loans are reviewed individually for impairment in accordance with the Company’s allowance for loan loss calculation methodology described earlier. The Company has identified a total of $32.5 million of impaired loans for which no impairment was recognized at September 30, 2011.  As highlighted in the table above, approximately $16.7 million of these loans were acquired from Central Jersey.  Any impairment identified at the time of acquisition relating to these loans was reflected as an adjustment to their fair value at that time.

The remaining $15.8 million of loans reported as impaired with no impairment represent those originated or purchased in the secondary market by the Company.  These loans generally reflect the Company’s practice of identifying all “non-homogeneous” loans on nonaccrual status as impaired in acknowledgment of the probable non-receipt of interest accrued in accordance with the loans contractual terms.  Despite the nonaccrual and impaired statuses, however, the individual analyses performed on these loans preclude the recognition of impairment.

The Company’s loans reported above as impaired with no impairment are primarily secured by real estate and, to a lesser degree, other forms of collateral.  As noted earlier, the impairment analyses performed on these loans generally utilize the fair value of the securing collateral, less certain estimated selling costs, as a measurement proxy for the fair value of the loan as a practical expedient.  Based upon that assumption, at September 30, 2011 the Company would expect to recover the carrying value of its loans identified as impaired without impairment through the liquidation of the collateral.  However, continued deterioration in real estate values could result in the identification of impairment in the future attributable to these loans resulting in additional provisions to the allowance for loan losses.

Troubled Debt Restructurings (“TDRs”).  A modification to the terms of a loan is generally considered a TDR if the Bank grants a concession to the borrower that it would not otherwise consider for economic or legal reasons related to the debtor’s financial difficulties.  In granting the concession, the Bank’s general objective is to make the best of a difficult situation by obtaining more cash or other value from the borrower or otherwise increase the probability of repayment.

A TDR may include, but is not necessarily limited to, the modification of loan terms such as a temporary or permanent reduction of the loan’s stated interest rate, extension of the maturity date and/or reduction or deferral of amounts owed under the terms of the loan agreement.  TDRs also include the transfer of real estate or other assets to fully or partially satisfy a borrower’s loan obligations.  Consequently, real estate owned acquired through foreclosure or deed-in-lieu thereof is considered a TDR.

In measuring the impairment associated with restructured loans that qualify as TDRs, the Company compares the cash flows under the loan’s existing terms with those that are expected to be received in accordance with its modified terms.  The difference between the comparative cash flows is discounted at the loan’s effective interest rate prior to modification to measure the associated impairment.  The impairment is charged off directly against the allowance for loan loss at the time of restructuring resulting in a reduction in carrying value of the modified loan that is accreted into interest income as a yield adjustment over the remaining term of the modified cash flows.

All restructured loans that qualify as TDRs are placed on nonaccrual status for a period of no less than six months after restructuring, irrespective of the borrower’s adherence to a TDR’s modified repayment terms during which time TDRs continue to be adversely classified and reported as impaired.  TDRs may be returned to accrual status if (1) the borrower has paid timely P&I payments in accordance with the terms of the restructured loan agreement for no less than six consecutive months after restructuring, and (2) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the restructured loan agreement at which time the loan may be returned to a non-adverse classification while retaining its impaired status.

The following table presents information regarding the restructuring of the Company’s troubled debts during the three months ended September 30, 2011 and any defaults during that period of TDRs that were restructured during the past 12 months ended September 30, 2011.

Troubled Debt Restructurings of Loans Receivable for the three months ended September 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Troubled debts restructured
Originated and purchased loans
Number of loans	5	-	-	-	1	-	-	6
Pre-modification outstanding recorded investment	$1,420	$-	$-	$-	$115	$-	$-	$1,535
Post-modification outstanding recorded investment	1,360	-	-	-	105	-	-	1,465
Charge offs against the allowance for loan loss for impairment recognized at modification	134	-	-	-	10	-	-	144
Loans acquired at fair value
Number of loans	-	-	-	-	1	-	-	1
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$129	$-	$-	$129
Post-modification outstanding recorded investment	-	-	-	-	103	-	-	103
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	25	-	-	25
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

For the five residential mortgage TDRs that were restructured during the three months ended September 30, 2011, the concessionary terms granted on three loans with aggregate pre-modified carrying values totaling $655,000 were limited to permanent interest rate reductions over their existing terms to maturity.  The post-modified carrying values of these three loans at September 30, 2011 totaled $597,000.  The concessionary terms of one residential mortgage loan with a pre-modified carrying value totaling $403,000 was modified to include an interest rate reduction and capitalization of prior amounts owed.  The post-modified carrying values of this loan at September 30, 2011 totaled $454,000.  The concessionary terms of one residential mortgage loan with a pre-modified carrying value totaling $362,000 was modified to include an interest rate reduction and capitalization of prior amounts owed coupled with a balloon payment due on the loan’s existing maturity date.  The post-modified carrying values of this loan at September 30, 2011 totaled $309,000.

For the two home equity loan TDRs that were restructured during the three months ended September 30, 2011, the concessionary terms granted on both loans with aggregate pre-modified carrying values balances totaling $244,000 included a combination of an interest rate reduction coupled with a balloon payment due on the loan’s existing maturity date.  The post-modified carrying values of these two loans at September 30, 2011 totaled $208,000.

12.  BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months
	Ended September 30,
	2011	2010
	(In Thousands)

Service cost	$39	$40
Interest cost	85	83
Amortization of unrecognized past service
liability	16	18
Amortization of unrecognized net actuarial
(gain) loss	(6)	(1)

Net periodic benefit expense	$134	$140

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significiant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At September 30, 2011:
Debt securities available for sale:

Trust preferred securities	$-	$5,466	$1,000	$6,466
U.S. agency securities	-	6,346	-	6,346
Obligations of political subdivisions	-	5,059	-	5,059
Total debt securities	-	16,871	1,000	17,871

Mortgage-backed securities available for sale:

Collateralized mortgage obligations:
Federal National Mortgage Association	-	3,226	-	3,226
Mortgage pass-through securities:
Government National Mortgage Association	-	13,136	-	13,136
Federal Home Loan Mortgage Corporation	-	368,881	-	368,881
Federal National Mortgage Association	-	698,850	-	698,850
Total mortgage-backed securities	-	1,084,093	-	1,084,093

Total securities available for sale	$-	$1,100,964	$1,000	$1,101,964

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
At June 30, 2011:
Debt securities available for sale:

Trust preferred securities	$-	$6,447	$1,000	$7,447
U.S. agency securities	-	6,591	-	6,591
Obligations of political subdivisions	-	30,635	-	30,635
Total debt securities	-	43,673	1,000	43,673

Mortgage-backed securities available for sale:

Collateralized mortgage obligations:
Federal National Mortgage Association	-	3,465	-	3,465
Mortgage pass-through securities:
Government National Mortgage Association	-	13,581	-	13,581
Federal Home Loan Mortgage Corporation	-	390,448	-	390,448
Federal National Mortgage Association	-	652,753	-	652,753
Total mortgage-backed securities	-	1,060,247	-	1,060,247

Total securities available for sale	$-	$1,103,920	$1,000	$1,104,920

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

The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs.  It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028.  Generally management has been unable to obtain a market quote due to a lack of trading activity for this security.  Consequently, the security’s fair value as reported at September 30, 2011 and June 30, 2011 is based upon the present value of its expected future cash flows assuming the security continues to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.  For the three months ended September 30, 2011, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis.

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At September 30, 2011
Impaired loans	$-	$-	$8,447	$8,447
Real estate owned	-	-	189	189

At June 30, 2011
Impaired loans	$-	$-	$9,829	$9,829
Real estate owned	-	-	224	224

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

At September 30, 2011, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $14.8 million and valuation allowances of $6.4 million reflecting fair values of $8.4 million.  By comparison, at June 30, 2011, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $16.2 million and valuation allowances of $6.4 million reflecting fair values of $9.8 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At September 30, 2011, real estate owned whose carrying value was written down utilizing Level 3 inputs during the first three months of fiscal 2012 comprised one property with a fair value totaling $189,000.  By comparison, at June 30, 2011 real estate owned whose carrying value was written down utilizing Level 3 inputs included one property totaling $224,000.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at September 30, 2011 and June 30, 2011:

Cash and Cash Equivalents, Interest Receivable and Interest Payable.  The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities.  See the discussion presented on Page 51 concerning assets measured at fair value on a recurring basis.

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

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented on Page 74.

The carrying amounts and estimated fair values of financial instruments are as follows:

	At September 30, 2011		At June 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$290,130	$290,130	$222,580	$222,580
Securities available for sale	17,871	17,871	44,673	44,673
Securities held to maturity	76,218	76,820	106,467	107,052
Loans receivable	1,231,801	1,267,094	1,256,584	1,282,865
Mortgage-backed securities available for sale	1,084,093	1,084,093	1,060,247	1,060,247
Mortgage-backed securities held to maturity	1,291	1,381	1,345	1,416
Loan servicing rights	434	434	416	416
Interest receivable	8,594	8,594	9,740	9,740

Financial liabilities:
Deposits (A)	2,148,606	2,160,512	2,149,353	2,159,867
Borrowings	247,791	286,591	247,642	287,099
Interest payable on borrowings	979	979	988	988

(A) Includes accrued interest payable on deposits of $66,000 and $84,000, respectively, at September 30, 2011 and June 30, 2011.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include certain forward-looking statements based on current management expectations.  Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms.  The actual results of the Company could differ materially from those management expectations.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities.  Additional potential factors include changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of the Bank.  Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.  Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

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

As a result of the merger, the Company now has a total of 41 branches located in Bergen, Hudson, Passaic, Morris, Middlesex, Monmouth, Essex, Union and Ocean Counties.  The former Central Jersey Bank branches are initially being operated under the name “Central Jersey Bank, A Division of Kearny Federal Savings Bank” (“CJB Division”).  At September 30, 2010, Central Jersey had total assets of $589.4 million, deposits of $473.3 million and shareholders’ equity of $58.7 million (prior to the redemption of Central Jersey’s outstanding preferred stock).

Comparison of Financial Condition at September 30, 2011 and June 30, 2011

General.  Total assets increased $5.9 million to $2.91 billion at September 30, 2011 from $2.90 billion at June 30, 2011.  The increase in total assets was primarily reflected in the increased balances of cash and cash equivalents and mortgage-backed securities that were partially offset by comparatively lower balances of loans and non-mortgage-backed securities.  The overall increase in total assets was complemented by growth in deferred income tax liabilities and stockholders’ equity that were partially offset by a net decline in the balance in deposits.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist of interest-earning and noninterest-earning deposits in other banks, increased $67.5 million to $290.1 million at September 30, 2011 from $222.6 million at June 30, 2011.  The net increase in short term, liquid assets was primarily attributable to incoming cash flows arising from repayments and sales of loans and securities that outpaced their redeployment into new loan originations and security purchases.

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

 Notwithstanding the overall increase in the Bank’s loan origination pipeline, Management has determined that the opportunity cost to earnings of maintaining a growing level of short-term liquid assets to fund potential loan growth outweighs the related benefits.  Consequently, a significant portion of the Company’s excess liquidity is expected to be deployed into comparatively higher yielding investments during the next quarter ending December 31, 2011 while the average balance of interest-earning cash and equivalents is generally expected to be maintained at a comparatively lower level than that reported in recent quarters.  Management will continue to monitor the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives.  The Company may alter its liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

Securities Available for Sale.  Non-mortgage-backed securities classified as available for sale decreased by $26.8 million to $17.9 million at September 30, 2011 from $44.7 million at June 30, 2011.  The net decrease in the portfolio primarily reflected the repayment of maturing municipal securities during the first quarter of fiscal 2012.  At September 30, 2011, the available for sale non-mortgage-backed securities portfolio consisted of $6.3 million of SBA pass-through certificates, $5.1 million of municipal obligations and $6.5 million of single issuer trust preferred securities with amortized costs of $6.4 million, $5.1 million and $8.9 million, respectively.

The net unrealized loss for this portfolio increased by $941,000 to $2.4 million at September 30, 2011 from $1.5 million at June 30, 2011.  The increase in the net unrealized loss was primarily attributable to a decline in the fair value of the Company’s investment in single issuer, trust preferred securities whose unrealized losses increased by $983,000 to $2.4 million at September 30, 2011 from $1.4 million at June 30, 2011.  The decline in market value coincided with Moody's Investors Service rating downgrade of the Bank of America Corporation (“BAC”) trust preferred securities held by the Company from Baa3 to Ba1 during September 2011.  As discussed in greater detail above, management has concluded that the impairment within this segment of the portfolio, including that relating to the BAC trust preferred securities, is not “other-than-temporary” at September 30, 2011.

Additional information regarding available for sale securities at September 30, 2011 is presented in Note 8 and Note 10 of the consolidated financial statements.

Securities Held to Maturity.  Non-mortgage-backed securities classified as held to maturity decreased by $30.2 million to $76.2 million at September 30, 2011 from $106.5 million at June 30, 2011.  The net decline in the balance of the portfolio primarily reflected the repayment of U.S. agency debentures called by the issuers prior to their maturities.  At September 30, 2011, the held to maturity non-mortgage-backed securities portfolio included $73.2 million of U.S. agency debentures.  Of those debentures, $33.2 million mature within one to five years while those maturing in five to ten years and greater than ten years total $5.0 million and $35.0 million, respectively.  Non-mortgage backed securities held to maturity at September 30, 2011 also included $3.0 million of short term municipal obligations that mature within one year.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at September 30, 2011.

Additional information regarding held to maturity securities at September 30, 2011 is presented in Note 9 and Note 10 to consolidated financial statements.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, decreased $24.8 million to $1.23 billion at September 30, 2011 from $1.26 billion at June 30, 2011.  The decrease in net loans receivable was primarily attributable to loan repayments that outpaced new loan originations during the first quarter of fiscal 2012.

Residential mortgage loans, in aggregate, decreased by $13.4 million to $741.9 million at September 30, 2011 from $755.3 million at June 30, 2011.  The components of the aggregate decrease included a net reduction in the balance of one-to-four family first mortgage loans of $9.0 million to $601.9 million at September 30, 2011 as well as net decreases in the balance of home equity loans and home equity lines of credit of $3.7 million and $755,000, respectively, whose ending balances at September 30, 2011 were $107.8 million and $32.2 million, respectively.  The reduction in the balance of residential mortgage loans reflects management’s continued adherence to its disciplined pricing policy coupled with the effects of diminished loan demand in the marketplace arising from challenging economic conditions and declining real estate values which have adversely impacted residential real estate purchase and refinancing activity.  In total, residential mortgage loan origination and purchase volume for the three months ended September 30, 2011 was $11.6 million and $4.1 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $8.8 million for that same period.

Commercial loans, in aggregate, decreased by $7.7 million to $481.0 million at September 30, 2011 from $488.7 million at June 30, 2011.  The components of the aggregate decrease included declines in commercial mortgage loans and commercial business loans of $2.7 million and $5.0 million, respectively.  The ending balances of commercial mortgage loans and commercial business loans at September 30, 2011 were $381.0 million and $100.0 million, respectively.  Commercial loan origination volume for the first three months of fiscal 2012 totaled $6.0 million comprising $3.5 million and $2.5 million of commercial mortgage and commercial business loans originations, respectively.

The outstanding balance of construction loans, net of loans-in-process, decreased by $3.4 million to $18.2 million at September 30, 2011 from $21.6 million at June 30, 2011.  Construction loan disbursements for first three months of fiscal 2012 totaled $1.6 million.

Finally, other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, decreased $200,000 to $3.6 million at September 30, 2011 from $3.8 million at June 30, 2011.  Other loan originations for the first three months of fiscal 2012 totaled approximately $634,000.

Nonperforming Loans.  For the three months ended September 30, 2011, nonperforming loans increased by $7.3 million to $42.3 million or 3.40% of total loans from $35.0 million or 2.76% of total loans as of June 30, 2011.  The comparative increase in nonperforming loans was primarily attributable to an increase of $8.3 million in nonaccrual loans that resulted, in part, from the addition of one land loan and one nonresidential mortgage loan with outstanding balances at September 30, 2011 of $2.8 million and $1.9 million, respectively.  The larger of the two loans, which is well secured by vacant land located in northern New Jersey, fully reinstated in October 2011 and is expected to remain current with its future payment obligations.  The borrower for the second loan, which is secured by a full service car wash facility also located in northern New Jersey, is currently working cooperatively with the Bank as the loan progresses through the collection and workout processes.  The remaining $3.6 million increase was attributable to the addition of several nonaccrual loans with comparatively smaller principal balances across a variety of loan categories including, but not limited to, residential first mortgage loans and home equity loans, commercial business loans and other commercial mortgage loans.

At September 30, 2011, nonperforming loans included 50 residential first mortgage loans totaling $18.8 million of which 30 loans totaling $14.1 million were reported as 90 days or more past due and still accruing and 20 loans totaling $4.6 million were reported as nonaccrual.  All 30 residential first mortgage loans reported as 90 days or more past due and still accruing at September 30, 2011 were originally purchased from Countrywide and continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP.  In accordance with our agreement, the servicer advances scheduled principal and interest payments to the Bank when such payments are not made by the borrower.  The timely receipt of principal and interest from the servicer ensures the continued accrual status of the Bank’s loan.  However, the delinquency status reported for these nonperforming loans reflects the borrower’s actual delinquency irrespective of the Bank’s receipt of advances which will be recouped by the servicer from the Bank in the event the borrower does not reinstate the loan.  An additional four Countrywide loans totaling $1.1 million were reported as nonaccrual residential first mortgage loans at September 30, 2011.

In total, the 34 nonperforming Countrywide loans totaled $15.2 million or 36.1% of total nonperforming loans at September 30, 2011.  Based upon updated collateral valuations, the Bank has established specific valuation allowances totaling $3.9 million for the identified impairment attributable to the Countrywide loans at September 30, 2011.  As of that same date, the Bank owned a total of 133 residential mortgage loans with an aggregate outstanding balance of $64.3 million that were originally acquired from Countrywide.  Of these loans, an additional eight loans totaling $3.5 million are 30-89 days past due and are in various stages of collection.

The remaining $3.5 million of nonperforming residential first mortgage loans represent a total of 16 originated mortgage loans on nonaccrual status against which the Bank has established specific valuation allowances totaling $36,000 for the identified impairment attributable to one of these loans.

Nonperforming loans at September 30, 2011 included a total of 11 home equity loans totaling $946,000 and one home equity line of credit totaling $90,000.  No impairment has been identified on these 12 nonaccrual loans as of September 30, 2011.

A total of five nonaccrual construction loans with an aggregate outstanding balance of $1.7 million were reported as nonperforming at September 30, 2011.  The Bank has established a specific valuation allowance totaling $105,000 for the identified impairment attributable to one of these loans.

Nonperforming commercial mortgage loans at September 30, 2011 totaled $12.9 million and comprised 26 nonaccrual loans with aggregate outstanding balances totaling $12.4 million and one accruing loan over 90 days past due with an outstanding balance of $561,000.  The Bank has established specific valuation allowances totaling $1.5 million for the identified impairment attributable to four of these loans, each of which were acquired as participations through the TICIC, a subsidiary of the New Jersey Bankers Association.

Commercial business loans reported as nonperforming at September 30, 2011 included 28 loans totaling $7.9 million including three loans totaling $955,000 reported as 90 days or more past due and still accruing with the remaining 25 loans totaling $6.9 million reported as nonaccrual.  Impairment totaling $900,000 was identified relating to nine of the nonaccrual loans requiring the Bank to establish specific valuation allowances in that amount as of September 30, 2011.

Finally, nonperforming loans at June 30, 2011 included seven nonaccrual consumer loans totaling $7,000.

Allowance for Loan Losses.  During the quarter ended September 30, 2011, the balance of the allowance for loan losses increased by approximately $273,000 to $12,040,000 or 0.97% of total loans at September 30, 2011 from $11,767,000 or 0.93% of total loans at June 30, 2011.  The increase resulted from additional provisions of $1,065,000 that were partially offset by net charge offs of $792,000.  The increase reflects net additions to specific valuation allowances of approximately $44,000 relating to impaired loans coupled with a net increase in general valuation allowances, including unallocated amounts, of approximately $229,000 arising from increased levels of historical and environmental loss factors applied to the outstanding balance of the remaining loans within the Company’s portfolio that are evaluated collectively for impairment.

With regard to the reported net additions to specific valuation allowances at September 30, 2011, the Company reported a total of 128 impaired loans with a total outstanding balance of $47.4 million compared to a total of 110 impaired loans with a total outstanding balance of $37.3 million at June 30, 2011.  As of September 30, 2011, the portion of the total allowance for loan losses specifically attributable to the impairment relating to these loans totaled $6,405,000.  By comparison, the impairment identified on loans requiring specific valuation allowances at June 30, 2011 totaled approximately $6,361,000.  The increases in specific valuation allowances reported for the quarter ended September 30, 2011 generally resulted from reductions in the fair value of the real estate securing the collateral dependent loans that were individually evaluated for impairment in accordance with the Company’s allowance for loan loss calculation methodology described earlier.

The balance of the Company’s general valuation allowances, including unallocated amounts, totaled $5,635,000 at September 30, 2011 compared to $5,406,000 at June 30, 2011.  The reported net change in general valuation allowances during the quarter ended September 30, 2011 was attributable to the application of the Company’s historical and environment loss factors to the portion of the loan portfolio that is evaluated collectively for impairment.

With regard to environmental loss factors, the Company recognized a net increase in the allowance for loan losses attributable to changes in such factors during the quarter ended September 30, 2011.  The changes generally reflected increases in the level of nonperforming loans and associated losses within certain specific segments of the loan portfolio.  By contrast, the environmental factors relating to those segments of the portfolio that have not demonstrated a significant and sustained increase in the level of nonperforming loans and losses have remained generally stable or have increased modestly for the reasons noted below.  In conjunction with the net changes to the outstanding balance of the applicable loans, the noted changes resulted in an increase of $17,000 in the applicable portion of the allowance for loan losses to $4,685,000 at September 30, 2011 from $4,668,000 at June 30, 2011.

Certain categories of loans within the Company’s portfolio have experienced a noteworthy increase in the level of nonperforming loans which has coincided with an associated increase in losses recognized on such loans. Consequently, the environmental loss factors utilized to estimate the probable losses within these categories of the portfolio have increased.

For example, for the three months ended September 30, 2011, total nonperforming loans, including nonaccrual loans and accruing loans 90 days or more past due, increased $7.3 million from $35.0 million at June 30, 2011 to $42.3 million at September 30, 2011.  For those same comparative periods, the aggregate level of impairment identified on such loans, resulting in loss classifications and specific valuation allowances attributable to such losses, increased by $44,000 from $6,361,000 to $6,405,000.

The reported net increase in nonperforming loans was partly attributable to the addition of loans that were originally acquired through the Bank’s merger with Central Jersey.  All loans acquired from Central Jersey were initially recorded at fair value reflecting any impairment identified on such loans at that time.  However, the reported increase in impairment losses noted above includes those identified on loans acquired from Central Jersey resulting in additional loss classifications and specific valuation allowances being established during the quarter ended September 30, 2011.

In recognition of the increase in the level of nonperforming loans and associated impairment attributable to such loans, the Company has modified the following environmental loss factor applicable to the Central Jersey loans at September 30, 2011:

• Level of and trends in nonperforming loans: Increased (+3) from “0” to “3” reflecting continuing increases in the level of nonperforming loans and associated losses within the portfolio segment.

Given their recent acquisition at fair value, the environmental loss factors established for the Central Jersey loans generally reflect a comparatively lower level of risk than those applicable to the remaining portfolio.  In accordance with the methodology described earlier, the Company has assigned a risk rating of “3” to a total of three environmental loss factors resulting in a total of nine basis points of allowance being allocated to the applicable loans at September 30, 2011.  The level of environmental loss factors attributable to these loans will continue to be monitored and adjusted to reflect the Company’s best judgment as to the level of expected losses on the loans acquired from Central Jersey that are collectively evaluated for impairment.

The Company continues to realize losses attributable to the continuing deterioration of loan quality within the specific segment of the residential mortgage loan portfolio that was originally acquired from Countrywide.  Such loans continue to be serviced by their acquirer, BOA, where the collections and foreclosure processes have been subjected to extended delays.  Such losses are evidenced not only by increases in impairment, but also by outright charge offs attributable to payoff deficiencies negotiated by the servicer.  In recognition of these additional losses, coupled with the expectation for continuing delays in the foreclosure process, the Company has increased the level of environmental loss factors attributable to loans within this specific segment of the residential mortgage loan portfolio that are evaluated collectively for impairment.

From June 30, 2011 to September 30, 2011, the risk rating assigned to the following environmental loss factor was increased to the level noted:

• Level of and trends in nonperforming loans: Increased (+3) from “12” to “15” reflecting continued increases in the level of nonperforming loans and associated losses within the portfolio segment.

In combination with those that remained unchanged from period to period, total environmental factors applicable to this segment of the residential mortgage loan portfolio increased from 66 basis points at June 30, 2011 to 69 basis points at September 30, 2011.  The level of environmental loss factors attributable to these loans will continue to be monitored and adjusted to reflect the Company’s best judgment as to the level of expected losses on the loans acquired from Countrywide that are collectively evaluated for impairment.

With regard to historical loss factors, the Company’s loan portfolio experienced a net annualized charge-off rate of 25 basis points during the three months ended September 30, 2011 representing an increase of 13 basis points from the 12 basis points of charge offs reported for fiscal 2011.  In conjunction with the net changes to the outstanding balance of the applicable loans, the increase in the historical loss factors attributable to the increased level of actual charge offs during the three months ended September 30, 2011 resulted in a net increase of $212,000 in the associated general valuation allowances to $950,000 at September 30, 2011 from $738,000 at June 30, 2011.  The Company expects charge offs to increase in the future based, in part, upon the $6.4 million of specific valuation allowances at September 30, 2011 that represent identified impairments on nonperforming loans, a significant portion of which will likely result in additional charge offs in future periods as such loans work through the resolution process.

The changes in the Company’s historical loss factors from June 30, 2011 to September 30, 2011 reflect the effect of actual charge off and recovery activity on the average charge off rates calculated by the Company’s allowance for loan loss methodology, as described earlier.  As seen below, the net charge off activity has been concentrated in a limited number of categories in the loan portfolio with the greatest impact reflected in the purchased residential mortgage loan, construction loan and multi-family mortgage loan portfolios.

The tables on the following pages present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loans losses attributable to loans collectively evaluated for impairment at September 30, 2011 and June 30, 2011.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at September 30, 2011
Loan Category	Historical Loss Factors	Environmental Loss Factors	Total
Residential mortgage loans
Originated	0.01%	0.30%	0.31%
Purchased	0.65%	0.69%	1.34%
Acquired in merger	0.00%	0.09%	0.09%
Home equity loans
Originated	0.02%	0.36%	0.38%
Acquired in merger	0.04%	0.09%	0.13%
Home equity lines of credit
Originated	0.00%	0.36%	0.36%
Acquired in merger	0.00%	0.09%	0.09%
Construction loans
1-4 family
Originated	3.11%	0.72%	3.83%
Acquired in merger	0.00%	0.09%	0.09%
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Commercial mortgage loans
Multi-family
Originated	0.41%	0.72%	1.13%
Acquired in merger	0.00%	0.09%	0.09%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Commercial business loans
Secured (1-4 family)
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Secured (Other)
Originated	0.04%	0.72%	0.76%
Acquired in merger	0.00%	0.09%	0.09%
Unsecured
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at September 30, 2011 (continued)
Loan Category	Historical Loss Factors	Environmental Loss Factors	Total
SBA 7A
Originated	0.04%	0.72%	0.76%
Acquired in merger	0.00%	0.09%	0.09%
SBA Express
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
SBA Line of Credit
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
SBA Other
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Other consumer loans (1)	-	-	-
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

Finally, general valuation allowances included a balance of the unallocated allowance totaling $233,000 at both September 30, 2011 and June 30, 2011.  The balance of the unallocated general allowance, which has remained generally consistent during the past four years, represents the amount established and maintained for probable losses attributable to environmental factors within one or more non-specified segments within the loan portfolio.  In accordance with the Company’s allowance for loan loss methodology, changes in the targeted balance of general valuation allowances attributable to modifications in environmental loss factors may, in whole or in part, be transferred to and from the unallocated allowance subject to the thresholds outlined in the earlier discussion concerning allowance for loan loss calculation methodology.

Additional information regarding loan quality and allowance for loan losses is presented in Note 11 of the consolidated financial statements.

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale, including agency pass-through securities as well as agency collateralized mortgage obligations, increased $23.8 million to $1.08 billion at September 30, 2011 from $1.06 billion at June 30, 2011.  The net increase primarily reflects purchases of fixed rate, agency mortgage-backed securities that were partially offset by cash repayment of principal net of discount accretion and premium amortization and an increase in the unrealized gain on such securities.  The purchases of the mortgage-backed securities during the three months ended September 30, 2011 were comprised of fixed-rate, amortizing securities with maturities of 10 and 15 years totaling $73.8 million.  Such purchases were augmented with purchases of 30 year, fixed-rate amortizing securities totaling $5.1 million that are eligible to meet the Community Reinvestment Act investment test during the reporting period.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at September 30, 2011.

Additional information regarding available for sale securities at September 30, 2011 is presented in Note 8 and Note 10 of the consolidated financial statements.

Mortgage-backed Securities Held to Maturity.  Mortgage-backed securities held to maturity, including agency pass-through securities as well as agency and non-agency collateralized mortgage obligations, decreased $54,000 to $1.29 million at September 30, 2011 from $1.34 million at June 30, 2011.  The decrease was primarily attributable to cash repayment of principal net of discount accretion and premium amortization.  At September 30, 2011, the Company’s remaining portfolio of non-agency CMOs totaled 12 securities with an aggregate outstanding balance of approximately $198,000.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at September 30, 2011.

Additional information regarding held to maturity securities at September 30, 2011 is presented in Note 9 and Note 10 of the consolidated financial statements.

Other Assets.  The balance of other assets remained generally stable from June 30, 2011 to September 30, 2011 with modest declines reported in interest receivable, prepaid expenses and other receivables relating to income taxes resulting from normal operating fluctuations in such balances.

Deposits.  The balance of total deposits remained generally stable at approximately $2.15 billion at both September 30, 2011 and June 30, 2011 reflecting a nominal net decrease of $747,000 in aggregate deposit balances between comparative periods.  The net decrease reflected declines of $1.7 million in non-interest bearing checking accounts to $141.4 million at September 30, 2011 while certificate of deposit balances declined $585,000 to $1.15 billion as of that same date.  The decreases in the balances of these deposit categories were largely offset by an $896,000 increase in the balance of interest-bearing checking accounts to $453.7 million coupled with an increase of $604,000 in savings accounts to $402.2 million in savings accounts for those same comparative periods.

The stability in deposit balances continued to reflect consumer demand for the safety of FDIC-insured accounts in lieu of non-insured investment alternatives, despite the Company continuing to lower deposit offering rates in keeping with overall marketplace trends.

Borrowings.  The balance of borrowings increased $149,000 to $247.8 million at September 30, 2011 from $247.6 million at June 30, 2011.  The increase was primarily attributable to a $206,000 increase in the balance of customer sweep accounts to $36.4 million at September 30, 2011.  Sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.  The increase in the balance of customer sweep accounts was partially offset by a $57,000 decline in the balance of FHLB advances for the same period to $211.4 million resulting from scheduled principal repayments associated with an amortizing advance.

Stockholders’ Equity.  Stockholders’ equity increased $3.6 million to $491.5 million at September 30, 2011 from $487.9 million at June 30, 2011.  The increase in stockholders’ equity reflected the increase in retained earnings resulting from the Company’s net income of $2.0 million for the quarter ended September 30, 2011, net of $786,000 in dividends paid to shareholders.  The increase in stockholders' equity also reflected increases in paid-in-capital and reductions of unearned ESOP shares relating to the offsets of benefit plan expenses during the year while other comprehensive income increased $4.5 million arising from mark-to-market adjustments to the available for sale securities portfolios and benefit plan adjustments.  Partially offsetting these additions to capital was an increase in Treasury stock of $2.6 million reflecting the Company’s repurchase of 290,206 of its common shares during the three months ended September 30, 2011.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and September 30, 2010

General.  The Company reported net income of $2.0 million for the three months ended September 30, 2011 or $0.03 per diluted share; an increase of $683,000 compared to net income of $1.3 million, or $0.02 per diluted share for the three months ended September 30, 2010.  The increase in net income between comparative quarters was primarily attributable to the Company’s acquisition of Central Jersey which was completed on November 30, 2010 and resulted in increases to net interest income and non-interest income that were partially offset by an increase in non-interest expense.  The aggregate increase in net income attributable to these factors was augmented by a decrease in the provision for loan losses.  In total, these factors resulted in an overall increase in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the three months ended September 30, 2011 was $17.5 million, an increase of $3.0 million from $14.5 million for the three months ended September 30, 2010.  The increase in net interest income between the comparative periods resulted from an increase in interest income coupled with a concurrent decrease in interest expense.  In general, the increase in interest income was primarily attributable to comparative increases in the overall average balance of interest-earning assets that were partially offset by an overall decrease in their yield between comparative periods.  The decrease in interest expense primarily reflected a continued decline in the cost of deposits.  Such declines resulted from the downward re-pricing of certificates of deposit as well as reductions in the rates paid on non-maturity deposits.  The decline in the rates paid more than offset the additional interest expense resulting from an increase in the average balance of interest-bearing liabilities.

As a result of these factors, the Company’s net interest rate spread increased two basis points to 2.45% for the three months ended September 30, 2011 from 2.43% for the three months ended September 30, 2010.  The increase in the net interest rate spread reflected a 52 basis point decrease in the cost of interest-bearing liabilities to 1.35% from 1.87% that was partially offset by a decline in the yield on earning assets of 50 basis points to 3.80% from 4.30% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the increase in net interest rate spread were also reflected in the Company’s net interest margin.  However, their effects were more than offset by other factors resulting in a seven basis points decline in the Company’s net interest margin to 2.66% for the three months ended September 30, 2011 from 2.73% for the three months ended September 30, 2010.  The offsetting factors resulting in the decline in net interest margin include the foregone interest income associated with use of earning assets to fund the Company’s share repurchase programs and an overall increase in non-interest earning assets such as goodwill.  For the three months ended September 30, 2011, the average balance of treasury stock increased $3.6 million to $59.9 million from $56.2 million for the three months ended September 30, 2010.  For those same comparative periods, the Company’s average balance of goodwill increased by $26.3 million to $108.6 million from $82.3 million.  The reported increase in the average balance of goodwill resulted from the acquisition of Central Jersey.  As a result of these factors, the Company’s ratio of average interest-earning assets to average interest-bearing liabilities declined to 117.54% for the three months ended September 30, 2011 compared to 118.77% for the three months ended September 30, 2010.

Interest Income.  Total interest income increased $2.2 million to $25.2 million for the three months ended September 30, 2011 from $22.9 million for the three months ended September 30, 2010.  As noted above, the increase in interest income reflected a $515.4 million increase in the average balance of interest-earning assets to $2.65 billion for the three months ended September 30, 2011 from $2.13 billion for the three months ended September 30, 2010.  The increase to interest income resulting from the higher average balance of interest-earning assets was partially offset by a 50 basis point decline in their average yield to 3.80% from 4.30% for those same comparative periods.

Interest income from loans increased $2.7 million to $16.5 million for the three months ended September 30, 2011 from $13.8 million for the three months ended September 30, 2010.  The increase in interest income on loans was attributable to an increase in their average balance that was partially offset by a decline in their average yield.

  The average balance of loans increased by $254.4 million to $1.26 billion for the three months ended September 30, 2011 from $1.01 billion for the three months ended September 30, 2010.  The reported increase in the average balance of loans included a net increase of $263.5 million in the average aggregate balance of commercial loans to $484.7 million from $221.2 million for those same comparative periods.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.  The increase largely reflects the Company’s acquisition of Central Jersey and, to a lesser degree, the organic growth resulting from its long-term expanded strategic emphasis in commercial lending.

 The increase in the average balance of commercial loans was partially offset by a $15.5 million decline in the average balance of residential mortgage loans to $752.2 million for the three months ended September 30, 2011 from $767.7 million for the three months ended September 30, 2010.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit. The decline in the average balance of residential mortgage loans primarily reflects diminished residential loan demand by qualified borrowers coupled with the Company’s disciplined pricing for such loans in the face of aggressive pricing in the marketplace for certain loan products.  The decline in residential mortgage loans attributable to these factors was modestly offset by the addition of loans acquired from Central Jersey.

The increase in interest income on loans attributable to the increase in their average balances was partially offset by a decrease in their average yields which declined 26 basis points to 5.23% for the three months ended September 30, 2011 from 5.49% for the three months ended September 30, 2010.  The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans.

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

Interest income from mortgage-backed securities increased $584,000 to $8.0 million for the three months ended September 30, 2011 from $7.4 million for the three months ended September 30, 2010.  The increase in interest income reflected an increase in the average balance of mortgage-backed securities that was partially offset by a decrease in their average yield.  The average balance of the securities increased $319.5 million to $1.06 billion for the three months ended September 30, 2011 from $737.4 million for the three months ended September 30, 2010.  For those same comparative periods, the average yield on mortgage-backed securities declined 99 basis points to 3.02% from 4.01%.

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

Interest income from non-mortgage-backed securities decreased $1.0 million to $536,000 for the three months ended September 30, 2011 from $1.6 million for the three months ended September 30, 2010.  The decrease in interest income reflected a decrease in the average balance of non-mortgage-backed securities coupled with a decline in their average yield.  The average balance of these securities decreased $154.4 million to $121.3 million for the three months ended September 30, 2011 from $275.7 million for the three months ended September 30, 2010.  For those same comparative periods, the average yield on non-mortgage-backed securities decreased by 50 basis points to 1.77% from 2.27%.

The decrease in the average balance of non-mortgage backed securities was primarily attributable to a $156.1 million decrease in the average balance of taxable securities to $101.5 million during the three months ended September 30, 2011 from $257.5 million for the three months ended September 30, 2010.  For those same comparative periods, the average balance of tax-exempt securities increased by $1.7 million to $19.8 million from $18.1 million.  The net change in the average yield on non-mortgage backed securities reflected a decrease of 25 basis points in the yield of taxable securities to 1.94% during the three months ended September 30, 2011 from 2.19% during the three months ended September 30, 2010 while the average yield on tax-exempt securities declined 259 basis points to 0.88% from 3.47%.

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

Interest income from other interest-earning assets increased $16,000 to $195,000 for the three months ended September 30, 2011 from $179,000 for the three months ended September 30, 2010.  The increase in interest income was primarily attributable to an increase in the average balance of other interest-earning assets that was partially offset by a decline in their average yield.  The average balance of other interest-earning assets increased by $95.9 million to $210.9 million for the three months ended September 30, 2011 from $115.0 million for the three months ended September 30, 2010.  For those same comparative periods, the average yield on other interest-earning assets decreased 25 basis points to 0.37% from 0.62%.

Interest Expense.  Total interest expense decreased $764,000 to $7.6 million for the three months ended September 30, 2011 from $8.4 million for the three months ended September 30, 2010.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 52 basis points to 1.35% for the three months ended September 30, 2011 from 1.87% for the three months ended September 30, 2010.  The decrease in the average cost was partially offset by an increase in the average balance of interest-bearing liabilities of $457.3 million to $2.3 billion from $1.8 billion for the same comparative period.

Interest expense attributed to deposits decreased $731,000 to $5.6 million for the three months ended September 30, 2011 from $6.3 million for the three months ended September 30, 2010.  The decrease in interest expense was attributable to a decline in the average cost of deposits that was partially offset by an increase in their average balance.

  The cost of interest-bearing deposits declined by 48 basis points to 1.11% for the three months ended September 30, 2011 from 1.59% for the three months ended September 30, 2010.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For those comparative periods, average cost of interest-bearing checking accounts decreased by 41 basis points to 0.72% from 1.13%, the average cost of savings accounts decreased 45 basis points to 0.42% from 0.87% while the average cost of certificates of deposit declined 46 basis points to 1.51% from 1.97%.

The decrease in the average cost was partially offset by a $420.2 million increase in the average balance of interest-bearing deposits to $2.01 billion for the three months ended September 30, 2011 from $1.59 billion for the three months ended September 30, 2010.  The reported increase in the average balance was represented across all categories of interest-bearing deposits and reflected the Company’s acquisition of Central Jersey coupled with its strategic efforts to organically increase its deposit base.  For those same comparative periods, the average balance of interest-bearing checking accounts increased $177.1 million to $450.6 million from $273.5 million, the average balance of savings accounts increased $67.2 million to $403.6 million from $336.3 million and the average balance of certificates of deposit increased $175.9 million to $1.15 billion from $976.8 million.

Interest expense attributed to borrowings decreased by $33,000 to $2.0 million for the three months ended September 30, 2011 from $2.1 million for the three months ended September 30, 2010.  The decrease in interest expense on borrowings reflected a decrease in their average cost that was partially offset by an increase in their average balance.  The average cost of borrowings declined 64 basis points to 3.31% for the three months ended September 30, 2011 from 3.95% the three months ended September 30, 2010.  For those same comparative periods, the average balance of borrowings increased $37.1 million to $247.1 million from $210.0 million.

The components of the increase in the average balance of borrowings includes a $1.1 million increase in the average balance of FHLB advances to $211.1 million for the three months ended September 30, 2011 from $210.0 million for the three months ended September 30, 2010 resulting from the Central Jersey acquisition.  The increase in the average balance of borrowings also reflects the average balances of other borrowings totaling $36.0 million during the three months ended September 30, 2011.  Other borrowings include depositor sweep accounts assumed from Central Jersey for which no comparable balances were maintained by the Company during the earlier comparative period.

Provision for Loan Losses.  The provision for loan losses decreased $186,000 to $1,065,000 for the three months ended September 30, 2011 from $1,251,000 for the three months ended September 30, 2010.  The provision during the current period reflected the combined effects of recognizing additional specific valuation allowances on impaired loans as well as increases in the level of general valuation allowances resulting from increases to environmental and historical loss factors utilized by the Company’s allowance for loan loss calculation methodology relating to loans evaluated collectively for impairment.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended September 30, 2011 is presented in Note 11 of the consolidated financial statements.

Non-Interest Income.  Total non-interest income increased $487,000 to $1.1 million for the three months ended September 30, 2011 from $631,000 for the three months ended September 30, 2010.  The increase in noninterest income included increases in loan-related and deposit-related fees and charges totaling $284,000, an increase in electronic banking-related fees and charges of $121,000 and an increase in income from bank owned life insurance totaling $27,000 that were each largely attributable to the acquisition of Central Jersey and the recognition of non-interest income originating through the CJB Division.  These increases were augmented during the quarter ended September 30, 2011 by the recognition of $186,000 in gain on sale of SBA loans originated through the CJB Division for which no such income was recognized during the earlier comparative quarter.

The increases in noninterest income noted above were partially offset by a $140,000 increase in the losses associated with REO operations resulting primarily from the additional carrying costs and other expenses associated with the increased amount of foreclosed properties being managed and marketed for sale by the Company.

Non-Interest Expenses.  Non-interest expenses increased $2.6 million to $14.3 million for the three months ended September 30, 2011 from $11.6 million for the three months ended September 30,

2010.  The increases were reflected across most categories of noninterest expenses and were largely attributable to the ongoing operating costs of the CJB Division during the three months ended September 30, 2011 for which no comparable costs were reflected in the earlier comparative period.

Salaries and employee benefits increased by $1.2 million to $8.2 million from $7.0 million reflecting increases in salaries, benefits and payroll tax expenses.  These increases were largely attributable to the staffing additions resulting from the acquisition of Central Jersey coupled with other increases in compensation and health care costs.  Offsetting these increases in compensation-related costs was a decline in stock benefit plan expenses resulting from the completed vesting of restricted stock and stock option awards granted in prior years.  A small number of restricted stock and stock option awards were granted during fiscal 2011 which will continue to be expensed over their five year vesting period.

 Net occupancy expense of premises increased by $536,000 to $1.6 million for the three months ended September 30, 2011 from $1.0 million for the three months ended September 30, 2010 while equipment and system expense increased $792,000 to $2.0 million from $1.2 million for those same comparative periods.  The increase in these expenses largely reflects the Company’s additional facilities, equipment and systems-related costs of operating the CJB Division during the three months ended September 30, 2011 for which no comparable costs were recorded during the earlier comparative period.

For the comparative periods noted, advertising and marketing expenses increased by $55,000 to $301,000 from $246,000.  The increases reflected advertising costs associated with the CJB Division as well as increases in other advertising and marketing expenditures for the period.

Federal deposit insurance premium expense increased by $38,000 to $485,000 from $447,000 reflecting the combined effects of several factors including the additional insurance costs relating to the deposits acquired from Central Jersey and the continued organic growth in the Bank’s balance of insurable deposits the effects of which were largely offset by a comparative decrease in the premium rates charged by the FDIC per dollar of insurable deposit.

Finally, miscellaneous expenses increased by $440,000 to $1.6 million from $1.2 million for the comparative periods noted reflecting net increases in general and administrative costs, a portion of which were attributable to the ongoing operation of the CJB Division.

Partially offsetting these increases was a $392,000 reduction in director compensation expense to $166,000 from $558,000 primarily attributable to a decline in stock benefit plan expenses resulting from the completed vesting of restricted stock and stock option awards granted in prior years.

Provision for Income Taxes.  The provision for income taxes increased $355,000 to $1.3 million for the three months ended September 30, 2011 from $946,000 for the three months ended September 30, 2010.  The variance in income taxes between comparative quarters was largely attributable to underlying differences in pre-tax income between comparative periods coupled with the recognition of greater levels of tax-favored income during the current period.  The Company’s effective tax rate during the three months ended September 30, 2011 was 39.2% in comparison to 41.5% reported for the three months ended September 30, 2010.

Liquidity and Capital Resources

Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of mortgage-backed securities and outstanding loans, maturities and calls of non-mortgage-backed securities and funds provided from operations. In addition to cash and cash equivalents, we invest excess funds in short-term interest-earning assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation.  Management generally maintains cash and cash equivalents for this purpose.  Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at September 30, 2011, which included $1.08 billion of mortgage-backed securities and $17.9 million of non-mortgage-backed securities that can readily be sold if necessary.

As noted, the balance of the Company’s cash and cash equivalents increased by $67.5 million to $290.1 million at September 30, 2011 from $222.6 million at June 30, 2011.  In accordance with the overall goals of its strategic business plan, the Company may, at times, defer the reinvestment of excess liquidity into the investment portfolio in favor of retaining comparatively higher average balances of short term, liquid assets as a funding source for future loan originations.  Toward that end, the Bank’s pipeline of “in process” loans has generally increased compared to one year earlier due largely to the acquisition of Central Jersey and the continued expansion of the Bank’s commercial loan origination staff separate from that acquisition.

 Notwithstanding the overall increase in the Bank’s loan origination pipeline, Management has determined that the opportunity cost to earnings of maintaining a growing level of short-term liquid assets to fund potential loan growth outweighs the related benefits.  Consequently, a significant portion of the Company’s excess liquidity is expected to be deployed into comparatively higher yielding investments during the next quarter ending December 31, 2011 while the average balance of interest-earning cash and equivalents is generally expected to be maintained at a comparatively lower level than that reported in recent quarters.  Management will continue to monitor the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives.  The Company may alter its liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

At September 30, 2011, the Bank had outstanding commitments to originate and purchase loans of $21.9 million and $403,000, respectively, compared to $13.3 million and $-0-, respectively, at June 30, 2011.  Construction loans in process and unused lines of credit were $16.7 million and $66.9 million, respectively, at September 30, 2011 compared to $17.0 million and $65.5 million, respectively, at June 30, 2011.  The Bank is also subject to the contingent liabilities resulting from letters of credit originally issued by Central Jersey whose outstanding balances totaled $1.1 million and $1.3 million at September 30, 2011 and June 30, 2011, respectively.

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

As noted earlier, the balance of total deposits remained generally stable at approximately $2.15 billion at both September 30, 2011 and June 30, 2011 reflecting a nominal net decrease of $747,000 in aggregate deposit balances between comparative periods.  The balance of certificates of deposit with maturities of greater than 12 months also remained relatively stable totaling $359.1 million at September 30, 2011 compared to $363.2 million at June 30, 2011 with such balances representing 31.2% and 31.5% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and, to the extent that maturing deposits do not remain with the Bank, management may replace such funds with advances.  As of September 30, 2011, the Bank’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $211.0 million.  Of these advances, $1.0 million represents an amortizing advance maturing in 2021.  The remaining $210.0 million of advances represent fixed rate advances with maturity dates ranging from 2013 to 2017.  Most of these advances have terms that enable the FHLB to call the borrowing at their option prior to maturity.

The Bank has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances.  Such borrowings are an option available to management if funding needs change or to lengthen liabilities.  Most of the Bank’s mortgage-backed and non-mortgage-backed securities are held in safekeeping at the FHLB of New York and available as collateral if necessary. In addition to the FHLB advances, the Bank has other borrowings totaling $36.4 million representing overnight “sweep account” balances linked to customer demand deposits.

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers.  At September 30, 2011, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards.  As of September 30, 2011, the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at September 30, 2011, as compared to the minimum regulatory capital requirements:

	At September 30, 2011
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital
(to risk-weighted assets)	$341,731	25.90%	$105,555	8.00%	$131,944	10.00%

Tier 1 Capital
(to risk-weighted assets)	$336,096	25.47%	$52,778	4.00%	$79,166	6.00%

Core (Tier 1) Capital
(to adjusted total assets)	$336,096	12.22%	$110,025	4.00%	$137,531	5.00%

Tangible Capital
(to adjusted total assets)	$336,096	12.22%	$41,259	1.50%	$-	-

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

With respect to the maturity and re-pricing of its interest-bearing liabilities, at September 30, 2011, $792.1 million or 68.8% of our certificates of deposit mature within one year with an additional $221.4 million or 19.2% maturing in greater than one year but less than or equal to two years.  Based on current market interest rates, the majority of these certificates are projected to re-price downward to the extent they remain with the Bank at maturity.  Of the $211.0 million of FHLB borrowings at September 30, 2011, all have fixed interest rates with $200.0 million maturing during fiscal 2018, but callable on a quarterly basis prior to maturity.  Given current market interest rates, the call options are not currently expected to be exercised by the FHLB.  The remaining $11.0 million of FHLB borrowings comprise three fixed rate advances; two $5.0 million advances maturing in 2013 and 2015 and one $1.0 million amortizing advance maturing in 2021.

With respect to the maturity and re-pricing of the Company’s interest-earning assets, at September 30, 2011, $58.2 million, or 4.7% of our total loans will reach their contractual maturity dates within one year with the remaining $1.19 billion, or 95.3% of total loans having remaining terms to contractual maturity in excess of one year.  Of loans maturing after one year, $975.8 million or 82.2% had fixed rates of interest while the remaining $210.7 million or 17.8% had adjustable rates of interest.

Regarding investment securities, at September 30, 2011, $13.3 million or 1.1% of our securities will reach their contractual maturity dates within one year with the remaining $1.17 billion, or 98.9% of total securities, having remaining terms to contractual maturity in excess of one year.  Of the latter category, $1.03 billion comprising 87.8% of our total securities had fixed rates of interest while the remaining $132.4 million comprising 11.2% of our total securities had adjustable or floating rates of interest.

At September 30, 2011, mortgage-related assets, including residential and commercial mortgage loans and mortgage-backed securities, total $2.2 billion and comprise 82.2% of total earning assets.  In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets.  In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them.  In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans.  By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates.  These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

The Company generally retained its liability sensitivity during the first three months of fiscal 2012 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, changed modestly during the year.  Specifically, the Company’s cumulative one-year gap percentage changed from -2.08% at June 30, 2011 to +1.42% at September 30, 2011 while the Company’s cumulative three-year gap percentage changed from +3.34% to +5.88% over those same comparative periods.  The changes in gap noted indicate a modest decline in the proportion of earning assets repricing within the timeframes noted in relation to costing liabilities repricing within those same timeframes.

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

The effects of interest rate risk on the Company’s earnings are best demonstrated through a review of changes in market interest rates over the past several years and their impact on the Company’s net interest spread.  Following a period of historically low interest rates, the Federal Reserve Board of Governors steadily increased its target federal funds rate by 425 basis points from 1.00% in June 2004 to 5.25% in June 2007.  During that three-year period, federal funds rate and other shorter term market interest rates increased by a far greater degree than longer term market interest rates.  For example, the market yield on the one-year U.S. Treasury bill increased 282 basis points from 2.07% at June 30, 2004 to 4.91% at June 30, 2007.  By comparison, the market yield on the 10-year U.S. Treasury note increased by only 41 basis points from 4.62% to 5.03% over those same time periods.  The flattening yield curve during that three year period had an adverse impact on the Company’s net interest spread which decreased 67 basis points from 2.37% for the year ended June 30, 2004 to 1.70% for the year ended June 30, 2007.

The upward trend in shorter term interest rates was reversed in September 2007 as the Federal Reserve began to lower the target rate for federal funds in reaction to the threat of a looming recession triggered by growing volatility and instability in the housing and credit markets.  The effects of those isolated crises rapidly grew to threaten the viability of the domestic and international financial markets as a whole.  In reaction to that larger threat, the Federal Reserve reduced the target federal funds rate by a total of over 500 basis points from 5.25% at June 2007 to a range between 0.00% and 0.25% which remained in effect at June 30, 2011.  During that four-year period, federal funds rate and other shorter term market interest rates decreased by a far greater degree than longer term market interest rates.  For example, the market yield on the one-year U.S. Treasury bill decreased 382 basis points from 4.01% at June 30, 2007 to 0.19% at June 30, 2011.  By comparison, the market yield on the 10-year U.S. Treasury note decreased by only 185 basis points from 5.03% to 3.18% over those same time periods.  The steepening yield curve during that four year period had a beneficial impact on the Company’s net interest spread which increased 86 basis points from 1.70% for the year ended June 30, 2007 to 2.56% for the year ended June 30, 2011.

During the first quarter of fiscal 2012, short term interest rates generally remained stable at their historical lows with the yield on the one year U.S. Treasury bill falling six basis points from 0.19% at June 30, 2011 to 0.13% at September 30, 2011.  However, over that same period, the market yield on the 10-year U.S. Treasury note decreased by 126 basis points from 3.18% to 1.92%.  The significant flattening of the yield curve during that period, coupled with the effects of the reported increase in nonaccrual loans and the accumulation of short term liquid assets discussed earlier, contributed significantly to the decline in the Company’s net interest spread which decreased to 2.45% for the quarter ended September 30, 2011 compared to 2.56% for the prior fiscal year ended June 30, 2011.  As noted earlier, the Company is pursuing various strategies to mitigate the adverse effects of the flattening yield curve on its net interest spread and margin.  Such strategies include deploying excess liquidity in higher yielding interest-earning assets, such as commercial loans and investment securities, while continuing to lower its cost of interest-bearing liabilities by reducing deposit offering rates.  However, the risk of additional net interest rate spread and margin compression is significant as the yield on Company’s interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates compared to the lesser reductions in shorter term market interest rates that affect its cost of interest-bearing liabilities.

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

Quantitative Analysis.  Through the fiscal year ended June 30, 2011, management utilized a combination of internal and external analyses to quantitatively model, measure and monitor the Company’s exposure to interest rate risk.  The external quantitative analysis was based upon the interest rate risk model formerly used by the OTS which utilized data submitted on the Bank’s quarterly Thrift Financial Reports.  The model estimated the change in the Bank’s net portfolio value (“NPV”) ratio throughout a series of interest rate scenarios.  NPV, sometimes referred to as the economic value of equity (“EVE”), represents the present value of the expected cash flows from the Bank’s assets less the present value of the expected cash flows arising from its liabilities adjusted for the value of off-balance sheet contracts.  The NPV ratio represents the dollar amount of the Bank’s NPV divided by the present value of its total assets for a given interest rate scenario.  In essence, NPV attempts to quantify the economic value of the Bank using a discounted cash flow methodology while the NPV ratio reflects that value as a form of capital ratio.  The degree to which the NPV ratio changes for any hypothetical interest rate scenario from its “base case” measurement is a reflection of an institution’s sensitivity to interest rate risk.

Given the discontinuation of external interest rate risk modeling by the OCC, the Company’s internal interest rate risk analysis became the primary tool by which it measures, monitors and manages interest rate risk beginning with the analysis performed for the quarter ended September 30, 2011.

The internal quantitative analysis utilized by management measures interest rate risk from both a capital and earnings perspective.  Like the OTS model noted above, the Company’s internal interest rate risk analysis calculates sensitivity of the Company’s NPV ratio to movements in interest rates.  Both the OTS and internal models measure the NPV ratio in a “base case” scenario that assumes no change in interest rates as of the measurement date.  Both models measure the change in the NPV ratio throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points.  Both models generally require that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain “down rate” scenarios during periods of lower market interest rates.  The Company’s interest rate risk management policy establishes acceptable floors for the NPV ratio and caps for the maximum change in the NPV ratio throughout the scenarios modeled.

As illustrated in the tables below, the Company’s NPV would be negatively impacted by an increase in interest rates.  This result is expected given the Company’s liability sensitivity noted earlier.  Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of the Bank’s interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Company’s assets compared to the beneficial impact arising from the reduced present value of its liabilities.  Hence, the Company’s NPV and NPV ratio decline in the increasing interest rate scenarios.  Historically low interest rates at September 30, 2011 preclude the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the Company’s internal NPV analysis as of September 30, 2011 and June 30, 2011, respectively.

	At September 30, 2011
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	260,047	-137,223	-35%	10.03%	-393 bps
+200 bps	325,803	-71,467	-18%	12.10%	-185 bps
+100 bps	372,771	-24,500	-6%	13.42%	-53 bps
0 bps	397,270	-	-	13.95%	-

	At June 30, 2011
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	246,546	-147,422	-37%	9.60%	-429 bps
+200 bps	308,629	-85,339	-22%	11.59%	-230 bps
+100 bps	361,606	-32,362	-8%	13.10%	-79 bps
0 bps	393,968	-	-	13.89%	-

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points.  Based upon the tables above, the Company’s sensitivity measure decreased by 45 basis points from -230 basis points at June 30, 2011 to -185 basis points at September 30, 2011 which indicates an aggregate decline in the Bank’s sensitivity to movements in interest rates from period to period.

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

A significant contributor to the decline in the Company’s sensitivity measure during the most recent quarter was the increase in its balance of short term liquid assets in relation to other interest-earning assets.  As discussed earlier, cash and cash equivalents increased $67.5 million to $290.1 million at September 30, 2011 from $222.6 million at June 30, 2011.  As discussed earlier, management has determined that the opportunity cost to earnings of maintaining a growing level of short-term liquid assets to fund potential loan growth outweighs the related benefits.  Consequently, a significant portion of the Company’s excess liquidity is expected to be deployed into comparatively higher yielding investments during the next quarter ending December 31, 2011 while the average balance of interest-earning cash and equivalents is generally expected to be maintained at a comparatively lower level than that reported in recent quarters.  Consequently, an increase in the sensitivity of NPV to movements in interest rates may be reported in future periods.

Other less noteworthy changes in the composition and allocation of the Company’s balance sheet from June 30, 2011 to September 30, 2011, in conjunction with the factors noted above resulted in the reported decrease in sensitivity to interest rate risk as quantified by the Company’s sensitivity measure.

The Company’s sensitivity measure and NPV ratio in the +200 bps scenario were within the applicable thresholds originally established by its prior regulator, the Company’s “TB 13a Level of Risk” was internally rated as “Minimal” based upon the its interest rate risk model as of September 30, 2011 and June 30, 2011.  TB-13a was the OTS’s primary regulatory guidance concerning the management of interest rate risk.

As noted earlier, the Company’s internal interest rate risk analysis also includes an “earnings-based” component.  A quantitative, earnings-based approach to measuring interest rate risk is strongly encouraged by bank regulators as a complement to the “NPV-based” methodology.  However, unlike the NPV-based “sensitivity measure”, there are no commonly accepted “industry best practices” that specify the manner in which “earnings-based” interest rate risk analysis should be performed with regard to certain key modeling variables.  Such variables include, but are not limited to, those relating to rate scenarios (e.g., immediate and permanent rate “shocks” versus gradual rate change “ramps”, “parallel” versus “nonparallel” yield curve changes), measurement periods (e.g., one year versus two year, cumulative versus noncumulative), measurement criteria (e.g., net interest income versus net income) and balance sheet composition and allocation (“static” balance sheet, reflecting reinvestment of cash flows into like instruments, versus “dynamic” balance sheet, reflecting internal budget and planning assumptions).

The Company is aware that absence of a commonly shared, industry-standard set of analysis criteria and assumptions on which to base an “earnings-based” analysis could result in inconsistent or misinterpreted disclosure concerning an institution’s level of interest rate risk.  Consequently, the Company limits the presentation of its earnings-based interest rate risk analysis to the scenarios presented in the table below.  Consistent with the NPV analysis above, such scenarios utilize immediate and permanent rate “shocks” that result in parallel shifts in the yield curve.  For each scenario, projected net interest income is measured over a one year period utilizing a static balance sheet assumption through which incoming and outgoing asset and liability cash flows are reinvested into the same instruments.  Product pricing and earning asset prepayment speeds are appropriately adjusted for each rate scenario.

As illustrated in the tables below, the Company’s net interest income would be negatively impacted by an increase in interest rates. Like the NPV results presented earlier, this result is expected given the Company’s liability sensitivity noted earlier. Consistent with the NPV analysis above, the tables below also reflect a  decline in sensitivity to movements in interest rates between the comparative periods resulting from the changes in balance sheet allocation and market interest rates discussed earlier.  For the reasons noted above regarding the redeployment of the Company’s excess liquidity, an increase in the sensitivity of net interest income to movements in interest rates may be reported in future periods.

At September 30, 2011
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$71,896	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	71,403	-494	-0.69
Immediate and permanent	Parallel	Static	+200 bps	One Year	69,932	-1,965	-2.73
Immediate and permanent	Parallel	Static	+300 bps	One Year	67,626	-4,271	-5.94

At June 30, 2011
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$71,589	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	70,361	-1,228	-1.71
Immediate and permanent	Parallel	Static	+200 bps	One Year	68,133	-3,456	-4.83
Immediate and permanent	Parallel	Static	+300 bps	One Year	62,925	-8,664	-12.10

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

At September 30, 2011, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended June 30, 2011, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2011	34,206	$9.28	34,206	0
August 1-31, 2011	39,700	$8.58	39,700	805,331
September 1-30, 2011	216,300	$8.83	216,300	589,031
Total	290,206	$8.85	290,206	589,031

(1) On August 17, 2011, the Company announced the authorization of a sixth repurchase program for up to 845,031 shares or 5% of shares outstanding.
ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	[Reserved]

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

	3.1	Charter of Kearny Financial Corp. (1)
	3.2	By-laws of Kearny Financial Corp. (2)
	4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
	10.1	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (2)
	10.2	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (2)
	10.3	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
	10.4	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)
	10.5	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
	10.6	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
	10.7	Directors Consultation and Retirement Plan (1)
	10.8	Benefit Equalization Plan (1)
	10.9	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
	10.10	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (3)
	10.11	Kearny Federal Savings Bank Director Life Insurance Agreement (4)
	10.12	Kearny Federal Savings Bank Executive Life Insurance Agreement (4)
	10.13	Kearny Financial Corp. Directors Incentive Compensation Plan (5)
	10.14	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer (6)
	11.0	Statement regarding computation of earnings per share (Filed herewith).
	31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101	Interactive Data Files (to be filed by amendment)

(1)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
(2)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2008 (File No. 000-51093).
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204).
(4)	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005 (File No. 000-51093).
(5)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on December 9, 2005 (File No. 000-51093).
(6)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on June 30, 2011 (File No. 000-51093).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date:	November 9, 2011	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	November 9, 2011	By:	/s/ Eric B. Heyer
Eric B. Heyer
Senior Vice President and
Chief Financial Officer
(Principal financial and accounting officer)