Form 10-Q/A
period 2011-09-30
Kearny Financial Corp.
filed 2011-12-05
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________________________

FORM 10-Q/A
(Amendment No. 1)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]  No [  ]

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [X]  No [  ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report Form 10-Q for the period ended September, 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on November 9, 2011, is to furnish Exhibit 101 to the Form 10-Q, which provides certain items from our Form 10-Q formatted in Extensible Business Reporting Language (“XBRL”).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filled for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

	3.1	Charter of Kearny Financial Corp. (1)
	3.2	By-laws of Kearny Financial Corp. (2)
	4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
	10.1	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (2)
	10.2	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (2)
	10.3	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
	10.4	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)
	10.5	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
	10.6	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
	10.7	Directors Consultation and Retirement Plan (1)
	10.8	Benefit Equalization Plan (1)
	10.9	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
	10.10	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (3)
	10.11	Kearny Federal Savings Bank Director Life Insurance Agreement (4)
	10.12	Kearny Federal Savings Bank Executive Life Insurance Agreement (4)
	10.13	Kearny Financial Corp. Directors Incentive Compensation Plan (5)
	10.14	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer (6)
	11.0	Statement regarding computation of earnings per share. *
	31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
	32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
	101.INS	XBRL Instance Document **

101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

*	Previously filed with Kearny Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (filed on November 9, 2011).
**
Submitted as Exhibits 101 to this Form 10-Q/A Amendment No. 1 are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
(2)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2008 (File No. 000-51093).
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204).
(4)	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005 (File No. 000-51093).
(5)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on December 9, 2005 (File No. 000-51093).
(6)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on June 30, 2011(File No. 000-51093).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date:	December 5, 2011	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	December 5, 2011	By:	/s/ Eric B. Heyer
Eric B. Heyer
Senior Vice President and
Chief Financial Officer
(Principal financial and accounting officer)