Form 10-Q
period 2011-12-31
Kearny Financial Corp.
filed 2012-02-09
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________________
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004-3510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	973-244-4500

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 3, 2012.

$0.10 par value common stock - 66,971,840 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at December 31, 2011 and June 30, 2011 (Unaudited)	1

Consolidated Statements of Operations for the Three and Six Months
	Ended December 31, 2011 and December 31, 2010 (Unaudited)	2-3

Consolidated Statements of Changes in Stockholders’ Equity for the
	Six Months Ended December 31, 2011 and December 31, 2010	4-5
(Unaudited)

	Consolidated Statements of Cash Flows for the Six Months	6-7
Ended December 31, 2011 and December 31, 2010 (Unaudited)

	Notes to Consolidated Financial Statements (Unaudited)	8-57

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	58-84

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	85-92

Item 4:	Controls and Procedures	93

PART II - OTHER INFORMATION		94-96

SIGNATURES		97

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data, Unaudited)

	December 31,	June 30,
	2011	2011
Assets

Cash and amounts due from depository institutions	$51,382	$47,332
Interest-bearing deposits in other banks	95,250	175,248

Cash and Cash Equivalents	146,632	222,580

Securities available for sale (amortized cost $15,395 and $46,145)	13,004	44,673
Securities held to maturity (estimated fair value $45,950 and $107,052)	45,517	106,467
Loans receivable, including unamortized yield adjustments of $(1,236) and $(1,021)	1,228,347	1,268,351
Less allowance for loan losses	(8,596)	(11,767)

Net Loans Receivable	1,219,751	1,256,584

Mortgage-backed securities available for sale (amortized cost $1,190,006 and $1,032,407)	1,225,222	1,060,247
Mortgage-backed securities held to maturity (estimated fair value $1,281 and $1,416)	1,207	1,345
Premises and equipment	39,539	39,556
Federal Home Loan Bank of New York (“FHLB”) stock	13,558	13,560
Interest receivable	8,761	9,740
Goodwill	108,591	108,591
Bank owned life insurance	24,845	24,470
Other assets	16,153	16,323

Total Assets	$2,862,780	$2,904,136
Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$138,603	$143,087
Interest-bearing	1,978,643	2,006,266

Total Deposits	2,117,246	2,149,353

Borrowings	238,012	247,642
Advance payments by borrowers for taxes	5,224	5,794
Deferred income tax liabilities, net	4,787	1,669
Other liabilities	10,941	11,804

Total Liabilities	2,376,210	2,416,262

Stockholders’ Equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none issued
and outstanding	-	-
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares
issued; 67,080,371 and 67,851,077 shares outstanding, respectively	7,274	7,274
Paid-in capital	215,381	215,258
Retained earnings	318,286	317,354
Unearned Employee Stock Ownership Plan shares; 751,621 shares
and 824,352 shares, respectively	(7,516)	(8,244)
Treasury stock, at cost; 5,657,129 shares and 4,886,423 shares, respectively	(66,294)	(59,200)
Accumulated other comprehensive income	19,439	15,432

Total Stockholders’ Equity	486,570	487,874

Total Liabilities and Stockholders’ Equity	$2,862,780	$2,904,136
See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Interest Income
Loans	$16,216	$14,878	$32,684	$28,679
Mortgage-backed securities	7,933	7,297	15,915	14,695
Securities:
Taxable	334	1,379	826	2,787
Tax-exempt	11	238	55	395
Other interest-earning assets	182	241	377	420
Total Interest Income	24,676	24,033	49,857	46,976

Interest Expense
Deposits	5,223	6,015	10,815	12,338
Borrowings	2,035	2,146	4,077	4,221
Total Interest Expense	7,258	8,161	14,892	16,559

Net Interest Income	17,418	15,872	34,965	30,417

Provision for Loan Losses	1,323	876	2,388	2,127

Net Interest Income after Provision
for Loan Losses	16,095	14,996	32,577	28,290

Non-Interest (Loss) Income
Fees and service charges	639	427	1,265	769
Loss on sale of securities	(5)	-	(5)	-
Gain on sale of loans	123	13	309	13
Income from bank owned life insurance	185	174	375	337
Electronic banking fees and charges	236	167	471	281
Loss from REO operations	(2,049)	(36)	(2,203)	(50)
Miscellaneous	41	29	76	55
Total Non-Interest (Loss) Income	(830)	774	288	1,405

Non-Interest Expenses
Salaries and employee benefits	8,383	7,397	16,544	14,350
Net occupancy expense of premises	1,596	1,152	3,181	2,201
Equipment and systems	1,774	1,385	3,743	2,562
Advertising and marketing	321	270	622	516
Federal deposit insurance premium	496	517	981	964
Directors’ compensation	158	250	324	808
Merger-related expenses	-	3,150	-	3,190
Miscellaneous	1,895	1,281	3,509	2,455
Total Non-Interest Expenses	$14,623	$15,402	$28,904	$27,046

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Income Before Income Taxes	$642	$368	$3,961	$2,649

Income Taxes	172	373	1,473	1,319

Net Income (Loss)	$470	$(5)	$2,488	$1,330

Net Income (Loss) per Common
Share (EPS):
Basic and Diluted	$0.01	$0.00	$0.04	$0.02

Weighted Average Number of
Common Shares Outstanding:
Basic and Diluted	66,498	67,042	66,733	67,130

Dividends Declared Per Common
Share	$0.05	$0.05	$0.10	$0.10

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended December 31, 2010
(In Thousands, Except Per Share Data, Unaudited)

					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2010	68,344	$7,274	$213,529	$312,844	$(9,698)	$(54,738)	$16,715	$485,926

Comprehensive loss:
Net income	-	-	-	1,330	-	-	-	1,330

Unrealized loss on securities
available for sale, net of
deferred income tax
benefit of $5,342	-	-	-	-	-	-	(7,793)	(7,793)

Benefit plans, net of deferred
income tax benefit of $3	-	-	-	-	-	-	(5)	(5)

Total comprehensive loss								(6,468)

ESOP shares committed to be
released (72 shares)	-	-	(84)	-	727	-	-	643

Dividends contributed for
payment of ESOP loan	-	-	64	-	-	-	-	64

Stock option expense	-	-	745	-	-	-	-	745

Treasury stock purchases	(369)	-	-	-	-	(3,316)	-	(3,316)

Restricted stock plan shares
earned (111 shares)	-	-	1,198	-	-	-	-	1,198

Tax effect from stock based
compensation	-	-	(240)	(124)	-	-	-	(364)

Cash dividends declared
($0.10/ public share)	-	-	-	(1,608)	-	-	-	(1,608)

Balance - December 31, 2010	67,975	$7,274	$215,212	$312,442	$(8,971)	$(58,054)	$8,917	$476,820

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended December 31, 2011
(In Thousands, Except Per Share Data, Unaudited)

					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2011	67,851	$7,274	$215,258	$317,354	$(8,244)	$(59,200)	$15,432	$487,874

Comprehensive income:
Net income	-	-	-	2,488	-	-	-	2,488

Unrealized gain on securities
available for sale, net of
deferred income tax
expense of $2,629	-	-	-	-	-	-	3,828	3,828

Benefit plans, net of deferred
income tax expense of $124	-	-	-	-	-	-	179	179

Total Comprehensive income								6,495

ESOP shares committed to be
released (72 shares)	-	-	(55)	-	728	-	-	673

Dividends contributed for
payment of ESOP loan	-	-	73	-	-	-	-	73

Stock option expense	-	-	21	-	-	-	-	21

Treasury stock purchases	(771)	-	-	-	-	(7,094)	-	(7,094)

Restricted stock plan shares
earned (8 shares)	-	-	84	-	-	-	-	84

Cash dividends declared
($0.10/ public share)	-	-	-	(1,556)	-	-	-	(1,556)

Balance - December 31, 2011	67,080	$7,274	$215,381	$318,286	$(7,516)	$(66,294)	$19,439	$486,570

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2011	2010

Cash Flows from Operating Activities:
Net income	$2,488	$1,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,310	944
Net amortization of premiums, discounts and loan fees and costs	4,086	1,681
Deferred income taxes	365	(756)
Amortization of intangible assets	81	-
Amortization of benefit plans’ unrecognized net loss	20	34
Provision for loan losses	2,388	2,127
Loss on write-down and sales of real estate owned	2,056	35
Realized gain on sale of loans	(309)	(13)
Proceeds from sale of loans	3,551	1,049
Realized loss on sale of mortgage-backed securities held to maturity	5	-
Realized gain on disposition of premises and equipment	(3)	-
Increase in cash surrender value of bank owned life insurance	(375)	(337)
ESOP, stock option plan and restricted stock plan expenses	778	2,586
Decrease in interest receivable	979	-
Increase in other assets	(437)	(1,242)
Decrease in interest payable	(24)	(36)
Decrease in other liabilities	(430)	(1,194)

Net Cash Provided by Operating Activities	16,529	6,208

Cash Flows from Investing Activities:
Proceeds from calls and maturities of securities available for sale	30,088	405
Proceeds from repayments of securities available for sale	590	585
Purchase of securities held to maturity	(1,068)	(65,555)
Proceeds from calls and maturities of securities held to maturity	61,522	115,230
Proceeds from repayments of securities held to maturity	458	148
Purchase of loans	(27,907)	(1,437)
Net decrease in loans receivable	58,011	41,223
Proceeds from sale of real estate owned	224	60
Purchases of mortgage-backed securities available for sale	(311,817)	(245,211)
Principal repayments on mortgage-backed securities available for sale	149,045	105,597
Principal repayments on mortgage-backed securities held to maturity	110	181
Proceeds from sale of mortgage-backed securities held to maturity	27	-
Purchase of FHLB stock	-	(2,250)
Redemption of FHLB stock	2	2,250
Cash paid in merger, net of cash acquired	-	(24,529)
Proceeds from cash settlement of premises and equipment	3	-
Additions to premises and equipment	(1,293)	(434)

Net Cash Used in Investing Activities	$(42,005)	$(73,737)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2011	2010

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	$(31,739)	$31,157
Repayment of long-term FHLB advances	(39)	(6)
Decrease in other short-term borrowings	(9,516)	(9,009)
Decrease in advance payments by borrowers for taxes	(570)	(474)
Dividends paid to stockholders of Kearny Financial Corp.	(1,587)	(1,617)
Purchase of common stock of Kearny Financial Corp. for treasury	(7,094)	(3,316)
Dividends contributed for payment of ESOP loan	73	64
Tax effect from stock based compensation	-	(364)

Net Cash (Used in) Provided by Financing Activities	(50,472)	16,435

Net Decrease in Cash and Cash Equivalents	(75,948)	(51,094)

Cash and Cash Equivalents – Beginning	222,580	181,422

Cash and Cash Equivalents – Ending	$146,632	$130,328

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$2,027	$3,603

Interest	$14,916	$16,595

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$1,157	$435
Fair value of assets acquired, net of cash and cash equivalents acquired	$-	$559,113
Fair value of liabilities assumed	$-	$534,584

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

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, changes in stockholders’ equity and cash flows in conformity with generally accepted accounting principles (“GAAP”).  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three and six month periods ended December 31, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	December 31, 2011			December 31, 2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$470			$2,488
Basic earnings per share,
income available to
common stockholders	$470	66,498	$0.01	$2,488	66,733	$0.04
Effect of dilutive securities:
Stock options	-	-		-	-

	$470	66,498	$0.01	$2,488	66,733	$0.04

	Three Months Ended			Six Months Ended
	December 31, 2010			December 31, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net (loss) income	$(5)			$1,330
Basic earnings per share,
income available to
common stockholders	$(5)	67,042	$0.00	$1,330	67,130	$0.02
Effect of dilutive securities:
Stock options	-	-		-	-

	$(5)	67,042	$0.00	$1,330	67,130	$0.02

During the three and six months ended December 31, 2011, the average number of options which were considered anti-dilutive totaled approximately 3,233,000 and 3,233,000, respectively.  During the three and six months ended December 31, 2010, the average number of options which were considered anti-dilutive totaled approximately 3,182,000 and 3,201,000, respectively.

4.  SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2011, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

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

In September, 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and Other.  This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In September, 2011, the FASB issued Accounting Standards Update 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan. This update creates additional disclosures for employers participating in multiemployer pension plans to provide clarity with regard to the employer’s involvement in the plan, as well as the financial health of the plan itself. Participating employers will now be required to disclose plan names, contribution amounts, funded status, minimum contribution requirements, and other relevant plan information for all years presented on the statement of income. The ASU does not amend the accounting requirements for such contributions and liabilities, and as such will only impact the level of disclosure made with regard to the plan. For public companies, the amendments of this ASU are effective for annual periods for fiscal years ending after December 15, 2011. Early adoption by both public and nonpublic entities is permitted.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

6.  STOCK REPURCHASE PLANS

On August 17, 2011, the Company announced the completion of its stock repurchase plan originally announced on May 26, 2010 through which it repurchased a total of 889,506 shares at an average cost of $9.07 per share.  On that same day, the Company announced that the Board of Directors authorized a new stock repurchase plan to acquire up to 845,031 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  Through December 31, 2011 the Company has repurchased a total of 736,500 shares in accordance with this repurchase plan at a total cost of $6.8 million and at an average cost per share of $9.20.

7.  DIVIDEND WAIVER

During the six months ended December 31, 2011, Kearny MHC, the federally chartered mutual holding company of the Company waived its right, in accordance with the non-objection previously granted by the Federal Reserve Bank (“FRB”), to receive cash dividends of approximately $5.1 million declared on the 50,916,250 shares of Company common stock it owns.

8.  SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair values of securities at December 31, 2011 and June 30, 2011 and stratification by contractual maturity of securities at December 31, 2011 are presented below:

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,866	$-	$2,418	$6,448
U.S. agency securities	6,017	28	1	6,044
Obligations of state and political
subdivisions	512	-	-	512

Total securities	15,395	28	2,419	13,004

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	2,959	33	-	2,992

Total collateralized mortgage
obligations	2,959	33	-	2,992

Mortgage pass-through securities:
Government National Mortgage
Association	11,615	973	20	12,568
Federal Home Loan Mortgage
Corporation	386,090	10,963	30	397,023
Federal National Mortgage Association	789,342	23,335	38	812,639

Total mortgage pass-through securities	1,187,047	35,271	88	1,222,230

Total mortgage-backed securities	1,190,006	35,304	88	1,225,222
Total securities available for sale	$1,205,401	$35,332	$2,507	$1,238,226

	At December 31, 2011
	Amortized Cost	Carrying Value
	(In Thousands)
Debt securities:
Due in one year or less	$511	$512
Due after one year through five years	-	-
Due after five years through ten years	59	59
Due after ten years	14,825	12,433

Total	$15,395	$13,004

	At June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities:
Debt securities:
Trust preferred securities	$8,863	$-	$1,416	$7,447
U.S. agency securities	6,657	-	66	6,591
Obligations of state and political
subdivisions	30,625	10	-	30,635

Total securities	46,145	10	1,482	44,673

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	3,437	28	-	3,465

Total collateralized mortgage
obligations	3,437	28	-	3,465

Mortgage pass-through securities:
Government National Mortgage
Association	12,614	991	24	13,581
Federal Home Loan Mortgage
Corporation	380,387	10,092	31	390,448
Federal National Mortgage Association	635,969	17,175	391	652,753

Total mortgage pass-through securities	1,028,970	28,258	446	1,056,782

Total mortgage-backed securities	1,032,407	28,286	446	1,060,247
Total securities available for sale	$1,078,552	$28,296	$1,928	$1,104,920

There were no sales of securities from the available for sale portfolio during the six months ended December 31, 2011 and December 31, 2010.  At December 31, 2011 and June 30, 2011, securities available for sale with carrying values of approximately $314.6 million and $317.8 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  As of those same dates, securities available for sale with carrying values of approximately $8.7 million and $10.6 million, respectively, were pledged to secure public funds on deposit.

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

9.  SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of securities at December 31, 2011 and June 30, 2011 and stratification by contractual maturity of securities at December 31, 2011 are presented below:

	December 31, 2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities:
Debt securities:
U.S. agency securities	$42,962	$430	$-	$43,392
Obligations of state and political
subdivisions	2,555	3	-	2,558

Total securities	45,517	433	-	45,950

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	49	8	-	57
Federal National Mortgage Association	573	66	-	639
Non-agency securities	162	-	13	149

Total collateralized mortgage
obligations	784	74	13	845

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	131	4	-	135
Federal National Mortgage Association	292	9	-	301

Total mortgage pass-through securities	423	13	-	436

Total mortgage-backed
securities	1,207	87	13	1,281

Total securities held to maturity	$46,724	$520	$13	$47,231

	At December 31, 2011
	Carrying Value	Fair Value
	(In Thousands)
Debt securities:
Due in one year or less	$2,555	$2,558
Due after one year through five years	32,975	33,382
Due after five years through ten years	-	-
Due after ten years	9,987	10,010

Total	$45,517	$45,950

	At June 30, 2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities:
Debt securities:
U.S. agency securities	$103,458	$576	$1	$104,033
Obligations of state and political
subdivisions	3,009	10	-	3,019

Total securities	106,467	586	1	107,052

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	67	5	-	72
Federal National Mortgage Association	618	68	-	686
Non-agency securities	203	1	17	187

Total collateralized mortgage
obligations	888	74	17	945

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	145	4	-	149
Federal National Mortgage Association	312	10	-	322

Total mortgage pass-through securities	457	14	-	471

Total mortgage-backed
securities	1,345	88	17	1,416

Total securities held to maturity	$107,812	$674	$18	$108,468

During the six months ended December 31, 2011, proceeds from sales of securities held to maturity totaled $27,000 resulting in a loss of approximately $5,000.  The proceeds and losses were fully attributable to the sale of one non-investment grade, non-agency collateralized mortgage obligation.  The security was originally acquired as an investment grade security upon the in-kind redemption of the Bank’s interest in the AMF Ultra Short Mortgage Fund during the first quarter of fiscal 2009.  The rating of the security subsequently declined below investment grade resulting in its eligibility for sale from the held-to-maturity portfolio without tainting the status of the remaining securities within the portfolio.  There were no sales of securities from the held to maturity portfolio during the six months ended December 31, 2010.

At December 31, 2011 and June 30, 2011, held to maturity securities were not utilized as collateral for borrowings nor pledged to secure public funds on deposit.

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

10.  IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at December 31, 2011 and June 30, 2011.  The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented.  Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing the reported impairments as “temporary” versus “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
At December 31, 2011:
Trust preferred securities	$-	$-	$5,448	$2,418	$5,448	$2,418
U.S. agency securities	-	-	496	1	496	1
Mortgage pass-through securities	56,808	17	1,141	71	57,949	88

Total	$56,808	$17	$7,085	$2,490	$63,893	$2,507

At June 30, 2011:
Trust preferred securities	$-	$-	$6,447	$1,416	$6,447	$1,416
U.S. agency securities	3,631	63	2,896	3	6,527	66
Mortgage pass-through securities	85,831	366	1,221	80	87,052	446

Total	$89,462	$429	$10,564	$1,499	$100,026	$1,928

The number of available for sale securities with unrealized losses at December 31, 2011 totaled 28 comprising four single-issuer trust preferred securities, two U.S. agency securities, and 22 mortgage pass-through securities.  The number of available for sale securities with unrealized losses at June 30, 2011 totaled 42 comprising four single-issuer trust preferred securities, six U.S. agency securities and 32 mortgage pass-through securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
At December 31, 2011:
Collateralized mortgage obligations	$-	$-	$133	$13	$133	$13

Total	$-	$-	$133	$13	$133	$13

At June 30, 2011:
U.S. agency securities	$13,388	$1	$-	$-	$13,388	$1
Collateralized mortgage obligations	-	-	149	17	149	17

Total	$13,388	$1	$149	$17	$13,537	$18

The number of held to maturity securities with unrealized losses at December 31, 2011 totaled 10 collateralized mortgage obligations.  The number of held to maturity securities with unrealized losses at June 30, 2011 totaled 13 comprising 11 collateralized mortgage obligations and two U.S. agency securities.

Mortgage-backed Securities.  The carrying value of the Company’s mortgage-backed securities totaled $1.23 billion at December 31, 2011 and comprised 95.4% of total investments and 42.8% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored entities such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of December 31, 2011 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency mortgage-backed securities with unrealized losses at December 31, 2011 to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies, the Company also maintains a nominal balance of non-agency mortgage-backed securities at December 31, 2011.  Unlike agency mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

For example, during both fiscal 2011 and the first six months of fiscal 2012, the Company re-evaluated its intent regarding the retention or sale of its impaired, non-agency collateralized mortgage obligations whose credit-ratings had fallen below investment grade.  The Company considered the combined effects of the severe deterioration of the securities’ credit ratings since their acquisition as investment grade securities and the actual and anticipated cash flow losses that characterized most of the securities.  Based on these factors, the Company modified its intent regarding these impaired securities from “hold to recovery of amortized cost” to “sell” and sold such securities during the periods noted.

At December 31, 2011, the Company's remaining portfolio of non-agency CMOs included 11 held-to-maturity securities totaling $162,000 of which 10 securities totaling $146,000 were impaired but retained their investment grade rating by one or more rating agencies.  The Company has not decided to sell the impaired securities as of December 31, 2011 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

In light of the factors noted above, the Company does not consider its balance of non-agency mortgage-backed securities with unrealized losses at December 31, 2011 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Securities.  The carrying value of the Company’s U.S. agency debt securities totaled $49.0 million at December 31, 2011 and comprised 3.8% of total investments and 1.7% of total assets as of that date.  Such securities are comprised of $43.0 million of U.S. agency debentures and $6.0 million of securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government sponsored entity.

With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debt securities are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on supply and demand.

With regard to interest rates, the Company’s SBA securities are variable rate investments whose interest coupons are generally based on the Prime index minus a margin.  Based upon the historically low level of short term market interest rates, of which the Prime index is one measure, the current yields on these securities are comparatively low.  Consequently, the fair value of the SBA securities, as determined based upon the market price of these securities, reflects the adverse effects of the historically low short term, market interest rates at December 31, 2011.

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

Unlike its SBA securities, the Company’s U.S. agency debentures are fixed rate investments whose fair values over time generally reflect movements in comparatively longer term market interest rates.  At December 31, 2011, there were no unrealized losses applicable to the Company’s fixed rate, U.S. agency debentures.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of December 31, 2011 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its balance of U.S. agency securities with unrealized losses at December 31, 2011 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities.  The outstanding balance of the Company’s trust preferred securities totaled $6.4 million at December 31, 2011 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of December 31, 2011, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

Specifically, impairments associated with investment-grade trust preferred securities are generally categorized as “noncredit-related” given the nominal level of credit losses that would be expected based upon such ratings.  At December 31, 2011, the Company owned two securities at an amortized cost of $2.9 million that were consistently rated as investment grade by Moody’s and Standard & Poor’s Financial Services (“S&P”).  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month Libor plus a margin.  Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at December 31, 2011.

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

At December 31, 2011, the Company owned two securities at an amortized cost of $4.9 million that were rated as below investment grade by both S&P and Moody’s.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

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

While all of its trust preferred securities are classified as available for sale, the Company has both the ability and intent, as of the periods presented, to hold the impaired securities until their fair values recover to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of December 31, 2011 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at nominal discounts.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its investments in trust preferred securities with unrealized losses at December 31, 2011 to be “other-than-temporarily” impaired as of that date.

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

At December 31, 2011, the remaining outstanding principal balance and carrying amount of the credit-impaired loans acquired from Central Jersey totaled approximately $14,072,000 and $10,061,000, respectively.  By comparison, at June 30, 2011, the remaining outstanding principal balance and carrying amount of such loans totaled approximately $14,379,000 and $10,636,000, respectively.

The carrying amount of credit-impaired loans acquired from Central Jersey for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $5,246,000 and $3,601,000 at December 31, 2011 and June 30, 2011, respectively.

The balance of the allowance for loan losses at December 31, 2011 included approximately $28,000 of valuation allowances for specifically identified impairments attributable to one credit-impaired loan acquired from Central Jersey.  The net increase in the valuation allowance was recorded through the provision for loan losses in recognition of the additional impairment recognized on the applicable loan subsequent to its acquisition.  The amount of that impairment totaled $40,000 at June 30, 2011 and declined by $12,000 to approximately $28,000 during the six months ended December 31, 2011 resulting from payments received from the borrower which reduced the carrying value of the applicable loan thereby reducing the amount of the impairment.

The following tables present the changes in the accretable yield relating to the impaired loans acquired from Central Jersey for the three and six months ended December 31, 2011 and December 31, 2010.

	Three Months Ended December 31, 2011 (in thousands)	Three Months Ended December 31, 2010 (in thousands)
Beginning balance	$1,621	$-
Additions resulting from acquisition	-	2,105
Accretion to interest income	(67)	(30)
Disposals	-	-
Reclassifications from/(to) nonaccretable difference	-	-
Ending balance	$1,554	$2,075

	Six Months Ended December 31, 2011 (in thousands)	Six Months Ended December 31, 2010 (in thousands)
Beginning balance	$1,718	$-
Additions resulting from acquisition	-	2,105
Accretion to interest income	(164)	(30)
Disposals	-	-
Reclassifications from/(to) nonaccretable difference	-	-
Ending balance	$1,554	$2,075

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

Management evaluates loans classified as substandard or doubtful for impairment in accordance with applicable accounting requirements.  As discussed in greater detail below, a valuation allowance is established through the provision for loan losses for any impairment identified through such evaluations.   To the extent that impairment identified on a loan is classified as “Loss”, that portion of the loan is charged off against the allowance for loan losses.  In a limited number of cases, the entire net carrying value of a loan may be determined to be impaired based upon a collateral-dependent impairment analysis.  However, the borrower’s adherence to contractual repayment terms precludes the recognition of a “Loss” classification and charge off.  In these limited cases, a valuation allowance equal to 100% of the impaired loan’s carrying value may be maintained against the net carrying value of the asset.

In the past, the Company’s impaired loans with impairment were characterized by “split classifications” (ex. Substandard/Loss) with all loan impairment being ascribed a “Loss” classification by default and charge offs being recorded against the allowance for loan loss at the time such losses were realized.  For loans primarily secured by real estate, which have historically comprised over 90% of the Company’s loan portfolio, the recognition of impairments as “charge offs” typically coincided with the foreclosure of the property securing the impaired loan at which time the property was brought into real estate owned at its fair value, less estimated selling costs, and any portion of the loan’s carrying value in excess of that amount was charged off against the ALLL.

During the quarter ended December 31, 2011, the Bank modified its loan classification and charge off practices to more closely align them to those of other institutions regulated by the Office of the Controller of the Currency (“OCC”).  The OCC succeeded the Office of Thrift Supervision (“OTS”) as the Bank’s primary regulator effective July 21, 2011.  The classification of loan impairment as “Loss” is now based upon a confirmed expectation for loss, rather than simply equating impairment with a “Loss” classification by default.  For loans primarily secured by real estate, the expectation for loss is generally confirmed when: (a) impairment is identified on a loan individually evaluated in the manner described below and, (b) the loan is presumed to be collateral-dependent such that the source of loan repayment is expected to arise solely from sale of the collateral securing the applicable loan.  Impairment identified on non-collateral-dependent loans may or may not be eligible for a “Loss” classification depending upon the other salient facts and circumstances that effect the manner and likelihood of loan repayment. However, loan impairment that is classified as “Loss” is now charged off against the ALLL concurrent with that classification rather than deferring the charge off of confirmed expected losses until they are “realized”.

Assets which do not currently expose the Company to a sufficient degree of risk to warrant an adverse classification but have some credit deficiencies or other potential weaknesses are designated as “Special Mention” by management.  Adversely classified assets, together with those rated as “Special Mention”, are generally referred to as “Classified Assets”.  Non-classified assets are internally rated within one of four “Pass” categories or as “Watch” with the latter denoting a potential deficiency or concern that warrants increased oversight or tracking by management until remediated.

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

Allowance for Loan Losses.  The allowance for loan losses is a valuation account that reflects the Company’s estimation of the losses in its loan portfolio to the extent they are both probable and reasonable to estimate. The balance of the allowance is generally maintained through provisions for loan losses that are charged to income in the period that estimated losses on loans are identified by the Company’s loan review system.  The Company charges confirmed losses on loans against the allowance as such losses are identified.  Recoveries on loans previously charged-off are added back to the allowance.

The Company’s allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is performed monthly.  Based upon the results of the classification of assets and credit file review processes described earlier, the Company first identifies the loans that must be reviewed individually for impairment.  Factors considered in identifying individual loans to be reviewed include, but may not be limited to, loan type, classification status, contractual payment status, performance/accrual status and impaired status.

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

The Company generally obtains independent appraisals on properties securing mortgage loans when such loans are initially placed on nonperforming or impaired status with such values updated approximately every six to twelve months thereafter throughout the collections, bankruptcy and/or foreclosure processes.  Appraised values are typically updated at the point of foreclosure, where applicable, and approximately every six to twelve months thereafter while the repossessed property is held as real estate owned.

As supported by accounting and regulatory guidance, the Company reduces the fair value of the collateral by estimated selling costs, such as real estate brokerage commissions, to measure impairment when such costs are expected to reduce the cash flows available to repay the loan.

The Company establishes valuation allowances in the fiscal period during which the loan impairments are identified.  The results of management’s individual loan impairment evaluations are validated by the Company’s third party loan review firm during their quarterly, independent review.  Such valuation allowances are adjusted in subsequent fiscal periods, where appropriate, to reflect any changes in carrying value or fair value identified during subsequent impairment evaluations which are updated monthly by management.

The second tier of the loss measurement process involves estimating the probable and estimable losses which addresses loans not otherwise reviewed individually for impairment as well as those individually reviewed loans that are determined to be non-impaired.  Such loans include groups of smaller-balance homogeneous loans that may generally be excluded from individual impairment analysis, and therefore collectively evaluated for impairment, as well as the non-impaired loans within categories that are otherwise eligible for individual impairment review.

Valuation allowances established through the second tier of the loss measurement process utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of the Company’s loan portfolio.  These segments aggregate homogeneous subsets of loans with similar risk characteristics based upon loan type.  For allowance for loan loss calculation and reporting purposes, the Company currently stratifies its loan portfolio into seven primary categories: residential mortgage loans, commercial mortgage loans, construction loans, commercial business loans, home equity loans, home equity lines of credit and other consumer loans.  Each primary category is further stratified into subcategories that distinguish between loans originated, loans acquired through business combinations and, where relevant, loans purchased from third parties.  Subcategories within commercial business loans and consumer loans also distinguish between secured and unsecured loan types while commercial business loan subcategories also identify loans originated through SBA programs.

In regard to historical loss factors, the Company’s allowance for loan loss calculation calls for an analysis of historical charge-offs and recoveries for each of the defined segments within the loan portfolio.  The Company currently utilizes a two-year moving average of annual net charge-off rates (charge-offs net of recoveries) by loan segment, where available, to calculate its actual, historical loss experience.  The outstanding principal balance of the non-impaired portion of each loan segment is multiplied by the applicable historical loss factor to estimate the level of probable losses based upon the Company’s historical loss experience.

The timeframe between when loan impairment is first identified by the Company and when such impairment may ultimately be charged off varies by loan type.  For example, unsecured consumer and commercial loans are generally classified as “Loss” at 120 days past due resulting in their outstanding balances being charged off at that time.

By contrast, the timing of charges offs regarding the impairment associated with secured loans has historically been far more variable.  The Company’s secured loans, comprising a large majority of its loan total portfolio, consist primarily of residential and nonresidential mortgage loans and commercial/business loans secured by properties located in New Jersey where the foreclosure process currently takes 24-36 months to complete.  During prior periods, charge offs of the impairment identified on loans secured by real estate were generally recognized upon completion of foreclosure at which time: (a) the property was brought into real estate owned at its fair value, less estimated selling costs, (b) any portion of the loan’s carrying value in excess of that amount was charged off against the ALLL, and (c) the historical loss factors used in the Company’s ALLL calculations were updated to reflect the actual realized loss.  Accordingly, the historical loss factors used in the Company’s allowance for loan loss calculations during prior periods did not reflect the probable losses on impaired loans until such time that the losses were realized as charge offs.

As a result of the noted changes to the Company’s loan classification and charge off practices during the quarter ended December 31 2011, the charge off of impairments relating to secured loans are now generally recognized upon the confirmation of an expected loss rather than deferring the charge off of loan impairments until such losses are realized.

For the Company’s secured loans, the condition of collateral dependency generally serves as the basis upon which a “Loss” classification is ascribed to a loan’s impairment thereby confirming an expected loss and triggering charge off of that impairment.  While the facts and circumstances that effect the manner and likelihood of repayment vary from loan to loan, the Company generally considers the referral of a loan to foreclosure, coupled with the absence of other viable sources of loan repayment, to be demonstrable evidence of collateral dependency.  Depending upon the nature of the collections process applicable to a particular loan, an early determination of collateral dependency could result in a nearly concurrent charge off of a newly identified impairment.  By contrast, a presumption of collateral dependency may only be determined after the completion of lengthy loan collection and/or workout efforts, including bankruptcy proceedings, which may extend several months or more after a loan’s impairment is first identified.

Regardless, the Company expects that the recognition of charge offs based upon confirmed expected losses rather than realized losses will generally accelerate the timing of their recognition in the future compared to prior periods.  Toward that end, the adoption of this change to the Company’s ALLL methodology during the quarter ended December 31, 2011 resulted in the charge off of approximately $4.2 million of confirmed expected losses during the quarter for which valuation allowances had been established for impairments identified during prior periods.  The historical loss factors used in the Company’s allowance for loan loss calculations as of December 31, 2011 were updated to reflect these charge offs and will continue to reflect the charge off of confirmed expected losses in future periods.

As noted, the second tier of the Company’s allowance for loan loss calculation also utilizes environmental loss factors to estimate the probable losses within the loan portfolio. Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio. Such risk criteria includes the level of and trends in nonperforming loans; the effects of changes in credit policy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations and changes in local and regional real estate values.  For each category of the loan portfolio, a level of risk, developed from a number of internal and external resources, is assigned to each of the qualitative criteria utilizing a scale ranging from zero (negligible risk) to 15 (high risk). The sum of the risk values, expressed as a whole number, is multiplied by .01% to arrive at an overall environmental loss factor, expressed in basis points, for each loan category.

During prior periods, the aggregate outstanding principal balance of the non-impaired loans within each loan category was simply multiplied by the applicable environmental loss factor, as described above, to estimate the level of probable losses based upon the qualitative risk criteria.  To more closely align its ALLL calculation methodology to that of other institutions regulated by the OCC , the Company modified its ALLL calculation methodology to explicitly incorporate its existing credit-rating classification system into the calculation of environmental loss factors by loan type.  Toward that end, the Company implemented the use of risk-rating classification “weights” into its calculation of environmental loss factors as of December 31, 2011.

The Company’s existing risk-rating classification system ascribes a numerical rating of “1” through “9” to each loan within the portfolio.  The ratings “5” through “9” represent the numerical equivalents of the traditional loan classifications “Watch”, “Special Mention”, “Substandard”, “Doubtful” and “Loss”, respectively, while lower ratings, “1” through “4”, represent risk-ratings within the least risky “Pass” category.  The environmental loss factor applicable to each non-impaired loan within a category, as described above, is “weighted” by a multiplier based upon the loan’s risk-rating classification.  Within any single loan category, a “higher” environmental loss factor is now ascribed to those loans with comparatively higher risk-rating classifications resulting in a proportionately greater ALLL requirement attributable to such loans compared to the comparatively lower risk-rated loans within that category.

In evaluating the impact of the level and trends in nonperforming loans on environmental loss factors, the Company first broadly considers the occurrence and overall magnitude of prior losses recognized on such loans over an extended period of time.  For this purpose, losses are considered to include both charge offs as well as loan impairments for which valuation allowances have been recognized through provisions to the allowance for loan losses, but have not yet been charged off.  To the extent that prior losses have generally been recognized on nonperforming loans within a category, a basis is established to recognize existing losses on loans collectively evaluated for impairment based upon the current levels of nonperforming loans within that category.  Conversely, the absence of material prior losses attributable to delinquent or nonperforming loans within a category may significantly diminish, or even preclude, the consideration of the level of nonperforming loans in the calculation of the environmental loss factors attributable to that category of loans.

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

The sum of the probable and estimable loan losses calculated through the first and second tiers of the loss measurement processes as described above, represents the total targeted balance for the Company’s allowance for loan losses at the end of a fiscal period.  As noted earlier, the Company establishes all additional valuation allowances in the fiscal period during which additional individually identified loan impairments and additional estimated losses on loans collectively evaluated for impairment are identified.  The Company adjusts its balance of valuation allowances through the provision for loan losses as required to ensure that the balance of the allowance for loan losses reflects all probable and estimable loans losses at the close of the fiscal period.  Notwithstanding calculation methodology and the noted distinction between valuation allowances established on loans collectively versus individually evaluated for impairment, the Company’s entire allowance for loan losses is available to cover all charge-offs that arise from the loan portfolio.

Although management believes that the Company’s allowance for loans losses is established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary.

The following tables present the balance of the allowance for loan losses at December 31, 2011 and June 30, 2011 based upon the calculation methodology described above.  The table identifies the valuation allowances attributable to identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as those valuation allowances for impairments on loans evaluated collectively.  The underlying balance of loans receivable applicable to each category is also presented.  The balance of loans receivable reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable at December 31, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$1,169	$481	$-	$-	$10	$-	$-	$1,660
Loans collectively evaluated for impairment	3,157	2,008	188	223	271	31	12	5,890
Allowance for loan losses on originated and purchased loans	4,326	2,489	188	223	281	31	12	7,550
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	28	-	-	-	28
Other acquired loans individually evaluated for impairment	-	-	-	407	-	-	-	407
Loans collectively evaluated for impairment	3	175	19	339	49	23	3	611
Allowance for loan losses on loans acquired at fair value	3	175	19	774	49	23	3	1,046
Total allowance for loan losses	$4,329	$2,664	$207	$997	$330	$54	$15	$8,596

Allowance for Loan Losses and Loans Receivable at December 31, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2011:
At September 30, 2011:
Allocated	$6,745	$3,306	$241	$1,104	$340	$55	$16	$11,807
Unallocated	-	-	-	-	-	-	-	233
Total allowance for loan losses	6,745	3,306	241	1,104	340	55	16	12,040
Total charge offs	(3,862)	(483)	(73)	(320)	(62)	-	(4)	(4,804)
Total recoveries	1	36	-	-	-	-	-	37
Total allocated provisions	1,445	(195)	39	213	52	(1)	3	1,556
Total unallocated provisions	-	-	-	-	-	-	-	(233)
At December 31, 2011:
Allocated	4,329	2,664	207	997	330	54	15	8,596
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$4,329	$2,664	$207	$997	$330	$54	$15	$8,596

Allowance for Loan Losses and Loans Receivable at December 31, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2011:
At June 30, 2011:
Allocated	$6,644	$3,336	$289	$880	$322	$49	$14	$11,534
Unallocated	-	-	-	-	-	-	-	233
Total allowance for loan losses	6,644	3,336	289	880	322	49	14	11,767
Total charge offs	(4,607)	(483)	(73)	(326)	(103)	-	(6)	(5,598)
Total recoveries	1	36	-	-	2	-	-	39
Total allocated provisions	2,291	(225)	(9)	443	109	5	7	2,621
Total unallocated provisions	-	-	-	-	-	-	-	(233)
At December 31, 2011:
Allocated	4,329	2,664	207	997	330	54	15	8,596
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$4,329	$2,664	$207	$997	$330	$54	$15	$8,596

Allowance for Loan Losses and Loans Receivable at December 31, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$18,346	$6,645	$507	$2,345	$618	$87	$-	$28,548
Loans collectively evaluated for impairment	553,537	238,393	9,086	22,353	78,607	9,605	3,658	915,239
Total originated and purchased loans	571,883	245,038	9,593	24,698	79,225	9,692	3,658	943,787
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	2,469	316	7,276	-	-	-	10,061
Other acquired loans individually evaluated for impairment	-	2,213	935	808	996	-	-	4,952
Loans collectively evaluated for impairment	2,466	149,083	9,440	64,030	23,297	22,091	376	270,783
Total loans acquired at fair value	2,466	153,765	10,691	72,114	24,293	22,091	376	285,796
Total loans	$574,349	$398,803	$20,284	$96,812	$103,518	$31,783	$4,034	1,229,583
Unamortized yield adjustments								(1,236)
Loans receivable								$1,228,347

Allowance for Loan Losses and Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$4,061	$1,503	$105	$275	$-	$-	$-	$5,944
Loans collectively evaluated for impairment	2,581	1,738	177	147	304	36	10	4,993
Allowance for loan losses on originated and purchased loans	6,642	3,241	282	422	304	36	10	10,937
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	40	-	-	-	40
Other acquired loans individually evaluated for impairment	-	-	-	377	-	-	-	377
Loans collectively evaluated for impairment	2	95	7	41	18	13	4	180
Allowance for loan losses on loans acquired at fair value	2	95	7	458	18	13	4	597

Allocated allowance for loan losses	$6,644	$3,336	$289	$880	$322	$49	$14	11,534
Unallocated allowance for loan losses								233
Total allowance for loan losses								$11,767

Allowance for Loan Losses and Loans Receivable at June 30, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$16,051	$3,064	$612	$2,625	$167	$93	$-	$22,612
Loans collectively evaluated for impairment	592,209	216,885	7,666	20,203	81,731	9,874	3,288	931,856
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	2,583	316	7,737	-	-	-	10,636
Other acquired loans individually evaluated for impairment	-	2,123	726	1.198	37	-	-	4,084
Loans collectively evaluated for impairment	2,641	159,035	12,278	73,238	29,543	22,958	491	300,184
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	1,269,372
Unamortized yield adjustments								(1,021)
Loans receivable								$1,268,351

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at December 31, 2011 and June 30, 2011.

Credit-Rating Classification of Loans Receivable at December 31, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Non-classified	$552,063	$232,454	$9,086	$21,387	$78,358	$9,550	$3,656	$906,554
Classified:
Special mention	919	3,356	-	928	248	56	-	5,507
Substandard	18,901	8,890	507	2,383	619	86	2	31,388
Doubtful	-	338	-	-	-	-	-	338
Loss	-	-	-	-	-	-	-	-
Total classified loans	19,820	12,584	507	3,311	867	142	2	37,233
Total originated and purchased loans	571,883	245,038	9,593	24,698	79,225	9,692	3,658	943,787
Loans acquired at fair value
Non-classified	2,466	141,729	7,370	54,358	23,173	21,670	346	251,112
Classified:
Special mention	-	6,336	2,070	8,263	70	421	9	17,169
Substandard	-	5,700	1,251	8,896	1,050	-	21	16,918
Doubtful	-	-	-	597	-	-	-	597
Loss	-	-	-	-	-	-	-	-
Total classified loans	-	12,036	3,321	17,756	1,120	421	30	34,684
Total loans acquired at fair value	2,466	153,765	10,691	72,114	24,293	22,091	376	285,796
Total loans	$574,349	$398,803	$20,284	$96,812	$103,518	$31,783	$4,034	$1,229,583

Credit-Rating Classification of Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Non-classified	$586,813	$213,042	$7,666	$20,203	$81,454	$9,850	$3,284	$922,312
Classified:
Special mention	1,084	1,052	-	151	277	24	-	2,588
Substandard	16,302	4,352	507	2,199	167	93	4	23,624
Doubtful	-	-	-	-	-	-	-	-
Loss	4,061	1,503	105	275	-	-	-	5,944
Total classified loans	21,447	6,907	612	2,625	444	117	4	32,156
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Non-classified	2,641	153,231	11,698	70,544	29,136	22,111	490	289,851
Classified:
Special mention	-	4,791	580	2,135	200	847	-	8,553
Substandard	-	5,719	1,042	8,463	244	-	1	15,469
Doubtful	-	-	-	614	-	-	-	614
Loss	-	-	-	417	-	-	-	417
Total classified loans	-	10,510	1,622	11,629	444	847	1	25,053
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

Contractual Payment Status of Loans Receivable at December 31, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Current	$551,301	$238,413	$9,086	$21,404	$78,856	$9,550	$3,585	$912,195
Past due:
30-59 days	5,085	318	-	949	92	-	29	6,473
60-89 days	1,034	-	-	-	112	56	42	1,244
90+ days	14,463	6,307	507	2,345	165	86	2	23,875
Total past due	20,582	6,625	507	3.294	369	142	73	31,592
Total originated and purchased loans	571,883	245,038	9,593	24,698	79,225	9,692	3,658	943,787
Loans acquired at fair value
Current	2,466	149,644	7,183	63,860	23,126	21,374	325	267,978
Past due:
30-59 days	-	893	187	3,539	433	371	22	5,445
60-89 days	-	520	2,070	726	70	346	8	3,740
90+ days	-	2,708	1,251	3,989	664	-	21	8,633
Total past due	-	4,121	3,508	8,254	1,167	717	51	17,818
Total loans acquired at fair value	2,466	153,765	10,691	72,114	24,293	22,091	376	285,796
Total loans	$574,349	$398,803	$20,284	$96,812	$103,518	$31,783	$4,034	$1,229,583

Contractual Payment Status of Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Current	$586,028	$215,220	$7,432	$20,203	$81,416	$9,850	$3,183	$923,332
Past due:
30-59 days	2,608	2,624	234	-	235	-	10	5,711
60-89 days	1,084	61	-	-	99	24	74	1,342
90+ days	18,540	2,044	612	2,625	148	93	21	24,083
Total past due	22,232	4,729	846	2,625	482	117	105	31,136
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Current	2,641	156,066	11,698	75,351	28,698	21,898	456	296,808
Past due:
30-59 days	-	416	-	1,510	496	683	34	3,139
60-89 days	-	4,642	580	2,237	349	377	-	8,185
90+ days	-	2,617	1,042	3,075	37	-	1	6,772
Total past due	-	7,675	1,622	6,822	882	1,060	35	18,096
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

The following tables present information relating to the Company’s nonperforming and impaired loans at December 31, 2011 and June 30, 2011.  Loans reported as “90+ days past due and accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable at December 31, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Performing	$554,260	$238,393	$9,086	$22,315	$78,607	$9,605	$3,656	$915,922
Nonperforming:
90+ days past due accruing	89	-	-	-	-	-	-	89
Nonaccrual	17,534	6,645	507	2,383	618	87	2	27,776
Total nonperforming	17,623	6,645	507	2,383	618	87	2	27,865
Total originated and purchased loans	571,883	245,038	9,593	24,698	79,225	9,692	3,658	943,787
Loans acquired at fair value
Performing	2,466	149,407	9,440	67,488	23,297	22,091	355	274,544
Nonperforming:
90+ days past due accruing	-	-	-	1,070	-	-	-	1,070
Nonaccrual	-	4,358	1,251	3,556	996	-	21	10,182
Total nonperforming	-	4,358	1,251	4,626	996	-	21	11,252
Total loans acquired at fair value	2,466	153,765	10,691	72,114	24,293	22,091	376	285,796
Total loans	$574,349	$398,803	$20,284	$96,812	$103,518	$31,783	$4,034	$1,229,583

Performance Status of Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Performing	$589,281	$216,885	$7,666	$20,203	$81,731	$9,874	$3,267	$928,907
Nonperforming:
90+ days past due accruing	14,923	-	-	-	-	-	-	14,923
Nonaccrual	4,056	3,064	612	2,625	167	93	21	10,638
Total nonperforming	18,979	3,064	612	2,625	167	93	21	25,561
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Performing	2,641	159,376	12,278	78,214	29,543	22,958	490	305,500
Nonperforming:
90+ days past due accruing	-	-	-	1,718	-	-	-	1,718
Nonaccrual	-	4,365	1,042	2,241	37	-	1	7,686
Total nonperforming	-	4,365	1,042	3,959	37	-	1	9,404
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

Impairment Status of Loans Receivable at December 31, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$553,536	$238,393	$9,086	$22,353	$78,607	$9,605	$3,658	$915,238
Impaired loans:
Impaired loans with no allowance for impairment	11,818	6,164	507	2,345	600	87	-	21,521
Impaired loans with allowance for impairment:
Unpaid principal balance	6,529	481	-	-	18	-	-	7,028
Allowance for impairment	(1,169)	(481)	-	-	(10)	-	-	(1,660)
Balance of impaired loans net of allowance for impairment	5,360	-	-	-	8	-	-	5,368
Total impaired loans, excluding allowance	18,347	6,645	507	2,345	618	87	-	28,549
Total originated and purchased loans	571,883	245,038	9,593	24,698	79,225	9,692	3,658	943,787
Loans acquired at fair value
Non-impaired loans	2,466	149,083	9,440	64,030	23,297	22,091	376	270,783
Impaired loans:
Impaired loans with no allowance for impairment	-	4,682	1,251	7,639	996	-	-	14,568
Impaired loans with allowance for impairment:
Unpaid principal balance	-	-	-	445	-	-	-	445
Allowance for impairment	-	-	-	(435)	-	-	-	(435)
Balance of impaired loans net of allowance for impairment	-	-	-	10	-	-	-	10
Total impaired loans, excluding allowance	-	4,682	1,251	8,084	996	-	-	15,013
Total loans acquired at fair value	2,466	153,765	10,691	72,114	24,293	22,091	376	285,796
Total loans	$574,349	$398,803	$20,284	$96,812	$103,518	$31,783	$4,034	$1,229,583

Impairment Status of Loans Receivable at December 31, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$22,152	$6,709	$525	$2,355	$626	$91	$-	$32,458
Loans acquired at fair value	-	5,157	1,763	11,278	1,012	-	-	19,210
Total impaired loans	$22,152	$11,866	$2,288	$13,633	$1,638	$91	$-	$51,668

For the three months ended December 31, 2011
Average balance of impaired loans	$19,752	$11,572	$1,789	$11,033	$1,292	$88	$-	$45,526
Interest earned on impaired loans	$275	$8	$-	$62	$5	$-	$-	$350

For the six months ended December 31, 2011
Average balance of impaired loans	$17,901	$10,959	$1,873	$11,416	$947	$148	$-	$43,244
Interest earned on impaired loans	$577	$56	$-	$155	$19	$-	$-	$807

Impairment Status of Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$592,209	$216,885	$7,666	$20,203	$81,731	$9,874	$3,288	$931,856
Impaired loans:
Impaired loans with no allowance for impairment	2,850	1,561	507	2,350	167	93	-	7,528
Impaired loans with allowance for impairment:
Unpaid principal balance	13,201	1,503	105	275	-	-	-	15,084
Specific allowance for impairment	(4,061)	(1,503)	(105)	(275)	-	-	-	(5,944)
Balance of impaired loans net of allowance for impairment	9,140	-	-	-	-	-	-	9,140
Total impaired loans, excluding allowance	16,051	3,064	612	2,625	167	93	-	22,612
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Non-impaired loans	2,641	159,035	12,278	73,238	29,543	22,958	491	300,184
Impaired loans:
Impaired loans with no allowance for impairment	-	4,706	1,042	7,829	37	-	-	13,614
Impaired loans with allowance for impairment:
Unpaid principal balance	-	-	-	1,106	-	-	-	1,106
Specific allowance for impairment	-	-	-	(417)	-	-	-	(417)
Balance of impaired loans net of allowance for impairment	-	-	-	689	-	-	-	689
Total impaired loans, excluding allowance	-	4,706	1,042	8,935	37	-	-	14,720
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

Impairment Status of Loans Receivable
at June 30, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$16,089	$3,107	$631	$2,632	$169	$95	$-	$22,723
Loans acquired at fair value	-	5,106	1,553	11,863	37	-	-	18,559
Total impaired loans	$16,089	$8,213	$2,184	$14,495	$206	$95	$-	$41,282

All impaired loans are reviewed individually for impairment in accordance with the Company’s allowance for loan loss calculation methodology described earlier. The Company has identified a total of $36.1 million of impaired loans for which no allowance for impairment was recognized at December 31, 2011.  As highlighted in the table above, approximately $14.6 million of these loans were acquired from Central Jersey.  Any impairment identified at the time of acquisition relating to these loans was reflected as an adjustment to their fair value at that time.

The remaining $21.5 million of loans reported as impaired with no allowance for impairment represent those originated or purchased in the secondary market by the Company.  These loans reflect, in part, the Company’s practice of identifying all “non-homogeneous” loans on nonaccrual status as impaired in acknowledgment of the probable non-receipt of interest accrued in accordance with the loans contractual terms.  Despite the nonaccrual and impaired statuses, however, the individual analyses performed on these loans preclude the recognition of impairment.  Such loans also include loans for which previously identified impairments have been fully charged off.

The Company’s loans reported above as impaired with no allowance for impairment are primarily secured by real estate and, to a lesser degree, other forms of collateral.  As noted earlier, the impairment analyses performed on these loans generally utilize the fair value of the securing collateral, less certain estimated selling costs, as a measurement proxy for the fair value of the loan as a practical expedient.  Based upon that assumption, at December 31, 2011 the Company would expect to recover the net carrying value of its loans identified as impaired without allowance for impairment through the liquidation of the collateral.  However, continued deterioration in real estate values could result in the identification of impairment in the future attributable to these loans resulting in additional provisions to the allowance for loan losses.

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

All restructured loans that qualify as TDRs are placed on nonaccrual status for a period of no less than six months after restructuring, irrespective of the borrower’s adherence to a TDR’s modified repayment terms during which time TDRs continue to be adversely classified and reported as impaired.  TDRs may be returned to accrual status if (1) the borrower has paid timely P&I payments in accordance with the terms of the restructured loan agreement for no less than six consecutive months after restructuring, and (2) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the restructured loan agreement at which time the loan may also be returned to a non-adverse classification while retaining its impaired status.

The following tables present information regarding the restructuring of the Company’s troubled debts during the three and six months ended December 31, 2011 and any defaults during that period of TDRs that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable at December 31, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Troubled debt restructuring activity for the three months ended December 31, 2011
Originated and purchased loans
Number of loans	5	-	-	-	2	-	-	7
Pre-modification outstanding recorded investment	$1,011	$-	$-	$-	$321	$-	$-	$1,332
Post-modification outstanding recorded investment	991	-	-	-	293	-	-	1,284
Charge offs against the allowance for loan loss for impairment recognized at modification	64	-	-	-	30	-	-	94
Loans acquired at fair value
Number of loans	-	-	-	-	1	-	-	1
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$211	$-	$-	$211
Post-modification outstanding recorded investment	-	-	-	-	176	-	-	176
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	32	-	-	32
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable at December 31, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Troubled debt restructuring activity for the six months ended December 31, 2011
Originated and purchased loans
Number of loans	10	-	-	-	3	-	-	13
Pre-modification outstanding recorded investment	$2,431	$-	$-	$-	$436	$-	$-	$2,867
Post-modification outstanding recorded investment	2,324	-	-	-	396	-	-	2,720
Charge offs against the allowance for loan loss for impairment recognized at modification	198	-	-	-	40	-	-	238
Loans acquired at fair value
Number of loans	-	-	-	-	2	-	-	2
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$340	$-	$-	$340
Post-modification outstanding recorded investment	-	-	-	-	277	-	-	277
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	57	-	-	57
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

The following summarizes the modified terms applicable to TDRs restructured during the three months ended December 31, 2011 by loan type and includes the aggregate number of loans as well as the Company’s aggregate recorded investment in the TDRs prior to restructuring and its post-restructured recorded investment in the TDRs at December 31, 2011.

Residential Mortgage TDRs.
•	Interest Rate Reduction with Capitalization of Prior Past Dues: Three loans with aggregate pre- and post-restructured recorded investments totaling $921,000 and $914,000, respectively.
•	Interest Rate Reduction with Maturity or Balloon Date Modification: One loan with an aggregate pre- and post-restructured recorded investment totaling $63,000 and $51,000, respectively.
•
Interest Rate Reduction with Capitalization of Prior Past Dues and Maturity or Balloon Date Modification:  One loan with an aggregate pre- and post-restructured recorded investment totaling $26,000 and $26,000, respectively.

Home Equity Loan TDRs.
•	Interest Rate Reduction Only: Two with aggregate pre- and post-restructured recorded investments totaling $255,000 and $215,000, respectively.
•	Interest Rate Reduction with Maturity or Balloon Date Modification: One loan with an aggregate pre- and post-restructured recorded investment totaling $277,000 and $255,000, respectively.

The following summarizes the modified terms applicable to TDRs restructured during the six months ended December 31, 2011 by loan type and includes the aggregate number of loans as well as the Company’s aggregate recorded investment in the TDRs prior to restructuring and its post-restructured recorded investment in the TDRs at December 31, 2011.

Residential Mortgage TDRs.
•	Interest Rate Reduction Only: Three loans with aggregate pre- and post-restructured recorded investments totaling $655,000 and $583,000, respectively.
•	Interest Rate Reduction with Capitalization of Prior Past Dues: Four loans with aggregate pre- and post-restructured recorded investments totaling $1,324,000 and $1,358,000, respectively.
•	Interest Rate Reduction with Maturity or Balloon Date Modification: One loan with an aggregate pre- and post-restructured recorded investment totaling $63,000 and $51,000, respectively.
•
Interest Rate Reduction with Capitalization of Prior Past Dues and Maturity or Balloon Date Modification:  Two loans with an aggregate pre- and post-restructured recorded investment totaling $389,000 and $332,000, respectively.

Home Equity Loan TDRs.
•	Interest Rate Reduction Only: Two with aggregate pre- and post-restructured recorded investments totaling $255,000 and $215,000, respectively.
•	Interest Rate Reduction with Maturity or Balloon Date Modification: One loan with an aggregate pre- and post-restructured recorded investment totaling $277,000 and $255,000, respectively.
•
Interest Rate Reduction with Capitalization of Prior Past Dues and Maturity or Balloon Date Modification:  Two loans with an aggregate pre- and post-restructured recorded investment totaling $244,000 and $203,000, respectively.

12.  BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

Service cost	$39	$40	$77	$80
Interest cost	85	83	171	165
Amortization of unrecognized past service
liability	16	18	32	35
Amortization of unrecognized net actuarial
gain	(6)	(1)	(12)	(1)

Net periodic benefit expense	$134	$140	$268	$279

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significiant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At December 31, 2011:
Debt securities available for sale:

Trust preferred securities	$-	$5,448	$1,000	$6,448
U.S. agency securities	-	6,044	-	6,044
Obligations of political subdivisions	-	512	-	512
Total debt securities	-	12,004	1,000	13,004

Mortgage-backed securities available for sale:

Collateralized mortgage obligations:
Federal National Mortgage Association	-	2,992	-	2,992
Mortgage pass-through securities:
Government National Mortgage Association	-	12,568	-	12,568
Federal Home Loan Mortgage Corporation	-	397,023	-	397,023
Federal National Mortgage Association	-	812,639	-	812,639
Total mortgage-backed securities	-	1,225,222	-	1,225,222

Total securities available for sale	$-	$1,237,226	$1,000	$1,238,226

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
At June 30, 2011:
Debt securities available for sale:

Trust preferred securities	$-	$6,447	$1,000	$7,447
U.S. agency securities	-	6,591	-	6,591
Obligations of political subdivisions	-	30,635	-	30,635
Total debt securities	-	43,673	1,000	44,673

Mortgage-backed securities available for sale:

Collateralized mortgage obligations:
Federal National Mortgage Association	-	3,465	-	3,465
Mortgage pass-through securities:
Government National Mortgage Association	-	13,581	-	13,581
Federal Home Loan Mortgage Corporation	-	390,448	-	390,448
Federal National Mortgage Association	-	652,753	-	652,753
Total mortgage-backed securities	-	1,060,247	-	1,060,247

Total securities available for sale	$-	$1,103,920	$1,000	$1,104,920

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

The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs.  It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028.  Generally management has been unable to obtain a market quote due to a lack of trading activity for this security.  Consequently, the security’s fair value as reported at December 31, 2011 and June 30, 2011 is based upon the present value of its expected future cash flows assuming the security continues to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.  For the six months ended December 31, 2011, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis.

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At December 31, 2011
Impaired loans	$-	$-	$8,952	$8,952
Real estate owned	-	-	5,852	5,852

At June 30, 2011
Impaired loans	$-	$-	$9,829	$9,829
Real estate owned	-	-	224	224

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Market value is measured based on the value of the collateral securing the loan and is classified at a Level 3 in the fair value hierarchy.  Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s guidance on accounting by creditors for impairment of a loan with the fair value estimated using the market value of the collateral reduced by estimated selling costs.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

At December 31, 2011, impaired loans valued using Level 3 inputs comprised loans with carrying values totaling $11.1 million and valuation allowances of $2.1 million reflecting fair values of $9.0 million.  By comparison, at June 30, 2011, impaired loans valued using Level 3 inputs comprised loans with carrying values totaling $16.2 million and valuation allowances of $6.4 million reflecting fair values of $9.8 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At December 31, 2011, real estate owned whose carrying value was written down utilizing Level 3 inputs during the first six months of fiscal 2012 comprised eight properties with a fair value totaling $5.9 million.  By comparison, at June 30, 2011 real estate owned whose carrying value was written down utilizing Level 3 inputs included one property totaling $224,000.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2011 and June 30, 2011:

Cash and Cash Equivalents, Interest Receivable and Interest Payable.  The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities.  See the discussion presented on Page 53 concerning assets measured at fair value on a recurring basis.

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

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented on Page 83.

The carrying amounts and estimated fair values of financial instruments are as follows:

	December 31, 2011		At June 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$146,632	$146,632	$222,580	$222,580
Securities available for sale	13,004	13,004	44,673	44,673
Securities held to maturity	45,517	45,950	106,467	107,052
Loans receivable	1,219,751	1,263,069	1,256,584	1,282,865
Mortgage-backed securities available for sale	1,225,222	1,225,222	1,060,247	1,060,247
Mortgage-backed securities held to maturity	1,207	1,281	1,345	1,416
Loan servicing rights	428	428	416	416
Interest receivable	8,761	8,761	9,740	9,740

Financial liabilities:
Deposits (A)	2,117,246	2,129,299	2,149,353	2,159,867
Borrowings	238,012	273,850	247,642	287,099
Interest payable on borrowings	984	984	988	988

(A) Includes accrued interest payable on deposits of $63,000 and $84,000, respectively, at December 31, 2011 and June 30, 2011.

Limitations.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

Acquisition of Central Jersey

On November 30, 2010, the Company completed its acquisition of Central Jersey Bancorp (“Central Jersey”) and its wholly owned subsidiary, Central Jersey Bank, National Association (“Central Jersey Bank”) as contemplated by the Agreement and Plan of Merger, dated as of May 25, 2010, by and among the Company, Kearny Federal Savings Bank, Central Jersey and Central Jersey Bank (the “Agreement”) in a tax-free reorganization.  The aggregate consideration for the acquisition was $82.1 million which included $70.5 million paid to the shareholders of Central Jersey to acquire all the outstanding shares of Central Jersey common stock at $7.50 per share and $11.6 million paid to the U.S. Department of the Treasury for the redemption of 11,300 shares of Fixed Rate Cumulative Preferred Stock, Series A and the related warrant issued to the U.S. Treasury under the Troubled Asset Relief Program Capital Purchase Program.

As a result of the merger, the Company now has a total of 41 branches located in Bergen, Hudson, Passaic, Morris, Middlesex, Monmouth, Essex, Union and Ocean Counties.  The Central Jersey Bank branches are currently being operated under the name “Central Jersey Bank, A Division of Kearny Federal Savings Bank” (“CJB Division”).

Comparison of Financial Condition at December 31, 2011 and June 30, 2011

General.  Total assets decreased by $41.4 million to $2.86 billion at December 31, 2011 from $2.90 billion at June 30, 2011.  The decrease in total assets was primarily reflected in the decreased balances of cash and cash equivalents, non-mortgage-backed securities and loans which were partially offset by an increase in the balance of mortgage-backed securities.  The overall decrease in total assets was complemented by decreases in the balances of deposits and borrowings.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist of interest-earning and noninterest-earning deposits in other banks, decreased $75.9 million to $146.6 million at December 31, 2011 from $222.6 million at June 30, 2011.

In accordance with the overall goals of its strategic business plan, the Company may, at times, defer the reinvestment of excess liquidity into the investment portfolio in favor of retaining comparatively higher average balances of short term, liquid assets as a funding source for future loan originations.  Toward that end, the Bank’s pipeline of “in process” loans has generally increased compared to one year earlier due largely to the continued expansion of the Bank’s commercial loan origination resources including those acquired from Central Jersey.

 Notwithstanding the overall increase in the Bank’s loan origination pipeline, management had previously determined that the opportunity cost to earnings of maintaining a growing level of short-term liquid assets to fund potential loan growth outweighs the related benefits.  Consequently, a significant portion of the Company’s excess liquidity that had accumulated during prior periods was deployed into comparatively higher yielding mortgage-backed securities during the six months ended December 31, 2011.  The Company expects to continue to maintain the average balance of interest-earning cash and equivalents at comparatively lower levels than had been previously reported during recent preceding quarters.  Management will continue to monitor the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives.  The Company may alter its liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

Securities Available for Sale.  Non-mortgage-backed securities classified as available for sale decreased by $31.7 million to $13.0 million at December 31, 2011 from $44.7 million at June 30, 2011.  The net decrease in the portfolio primarily reflected the repayment of maturing municipal securities during the first six months of fiscal 2012.  At December 31, 2011, the available for sale non-mortgage-backed securities portfolio consisted of $6.4 million of single issuer trust preferred securities, $6.0 million of SBA pass-through certificates and $512,000 of municipal obligations with amortized costs of $8.9 million, $6.0 million and $512,000, respectively.

The net unrealized loss for this portfolio increased by $919,000 to $2.4 million at December 31, 2011 from $1.5 million at June 30, 2011.  The increase in the net unrealized loss was primarily attributable to a decline in the fair value of the Company’s investment in single issuer, trust preferred securities whose unrealized losses increased by $1.0 million to $2.4 million at December 31, 2011 from $1.4 million at June 30, 2011.  The decline in market value coincided with Moody's Investors Service rating downgrade of the Bank of America Corporation (“BAC”) trust preferred securities held by the Company from Baa3 to Ba1 during September 2011.  As discussed in greater detail above, management has concluded that the impairment within this segment of the portfolio, including that relating to the BAC trust preferred securities, is not “other-than-temporary” at December 31, 2011.

Additional information regarding available for sale securities at December 31, 2011 is presented in Note 8 and Note 10 of the consolidated financial statements.

Securities Held to Maturity.  Non-mortgage-backed securities classified as held to maturity decreased by $61.0 million to $45.5 million at December 31, 2011 from $106.5 million at June 30, 2011.  The net decline in the balance of the portfolio primarily reflected the repayment of U.S. agency debentures called by the issuers prior to their maturities.  At December 31, 2011, the held to maturity non-mortgage-backed securities portfolio included $43.0 million of U.S. agency debentures.  Of those debentures, $33.0 million mature within one to five years while $10.0 million mature in greater than ten years.  Non-mortgage backed securities held to maturity at December 31, 2011 also included $2.6 million of short term municipal obligations that mature within one year.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at December 31, 2011.

Additional information regarding held to maturity securities at December 31, 2011 is presented in Note 9 and Note 10 to consolidated financial statements.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, decreased by $36.8 million to $1.22 billion at December 31, 2011 from $1.26 billion at June 30, 2011.  The decrease in net loans receivable was primarily attributable to loan repayments that outpaced new loan originations during the first six months of fiscal 2012.

Residential mortgage loans, in aggregate, decreased by $45.7 million to $709.7 million at December 31, 2011 from $755.3 million at June 30, 2011.  The components of the aggregate decrease included a net reduction in the balance of one-to-four family first mortgage loans of $36.6 million to $574.3 million at December 31, 2011 as well as net decreases in the balance of home equity loans and home equity lines of credit of $8.0 million and $1.1 million, respectively, whose ending balances at December 31, 2011 were $103.5 million and $31.8 million, respectively.  The reduction in the balance of residential mortgage loans reflects management’s continued adherence to its disciplined pricing policy coupled with the effects of diminished loan demand in the marketplace arising from challenging economic conditions and declining real estate values which have adversely impacted residential real estate purchase and refinancing activity.  In total, residential mortgage loan origination and purchase volume for the six months ended December 31, 2011 was $25.9 million and $5.1 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $17.3 million for that same period.

Commercial loans, in aggregate, increased by $6.9 million to $495.6 million at December 31, 2011 from $488.7 million at June 30, 2011.  The components of the aggregate increase included increases in commercial mortgage loans totaling $15.1 million that were partially offset by a decline in commercial business loans of $8.2 million.  The ending balances of commercial mortgage loans and commercial business loans at December 31, 2011 were $398.8 million and $96.8 million, respectively.  Commercial loan origination volume for the first six months of fiscal 2012 totaled $22.2 million comprising $17.0 million and $5.2 million of commercial mortgage and commercial business loans originations, respectively.  The increase in commercial loans for the six months ended December 31, 2011 also reflected purchases of commercial mortgage loan participations totaling $22.3 million.

The outstanding balance of construction loans, net of loans-in-process, decreased by $1.3 million to $20.3 million at December 31, 2011 from $21.6 million at June 30, 2011.  Construction loan disbursements for first six months of fiscal 2012 totaled $4.9 million.

Finally, other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased $255,000 to $4.0 million at December 31, 2011 from $3.8 million at June 30, 2011.  Other loan originations for the first six months of fiscal 2012 totaled approximately $1.5 million.

Nonperforming Loans.  For the six months ended December 31, 2011, nonperforming loans increased by $4.2 million to $39.1 million or 3.18% of total loans from $35.0 million or 2.76% of total loans as of June 30, 2011.  The comparative increase in nonperforming loans was attributable, in part, to the addition of three commercial nonresidential mortgage loan with aggregate outstanding balances at December 31, 2011 of $4.6 million.  The first loan with an outstanding balance at December 31, 2011 of $1.9 million, is secured by a full service car wash facility also located in northern New Jersey with the borrower working cooperatively with the Bank as the loan progresses through the collection and workout processes.  The second loan, with an outstanding balance at December 31, 2011 of $1.7 million, is secured by a retail strip center in which the borrower's anchor tenant filed for bankruptcy and closed numerous outlets nationwide.  The borrower has filled the vacancy with a new anchor tenant and is in discussions with the Bank to reinstate the loan.  The third loan, with an outstanding balance at December 31, 2011 of $1.7 million, financed the development of a retail facility that was to be occupied by a regional dollar store.  The Bank has contacted the borrower in an effort to reinstate the loan.

In addition to the additions noted above, the change in the aggregate balance of nonperforming loans reflected the addition of several nonaccrual loans with comparatively smaller principal balances across a variety of loan categories that were more than offset by the combined effects of nonaccrual loan reinstatements, payoffs and charge offs.

At December 31, 2011, nonperforming loans comprised $1.2 million of “accruing loans over 90 days past due” and $37.9 million of “nonaccrual” loans compared to balances of $16.7 million and $18.3 million, respectively, at June 30, 2011.  A significant portion of the non-performing loans reported as “accruing loans over 90 days past due” during prior periods were originally acquired from Countrywide Home Loans, Inc. (“Countrywide”) and continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP (“BOA”).  In accordance with our agreement, BOA advances scheduled principal and interest payments to the Bank when such payments are not made by the borrower.  During those earlier periods, the timely receipt of principal and interest from the servicer resulted in such loans being reported in that manner.  However, the delinquency status reported for these nonperforming loans continued to reflect the borrower’s actual delinquency irrespective of the Bank’s receipt of advances.  In recognition that advances would ultimately be recouped by BOA from the Bank in the event the borrower did not reinstate the loan, the Bank included its obligation to refund such advances to the servicer, where applicable, in its impairment analyses of such loans.

Notwithstanding its prior practice, at December 31, 2011 the Bank reclassified the applicable nonperforming BOA loans from “accruing loans over 90 days past due” to “nonaccrual”.  The reclassification of the loans to nonaccrual status did not have a significant impact on interest income during the quarter ended December 31, 2011.  However, future interest payments received on the applicable BOA loans will be applied to reduce the carrying value of the loan for financial statement purposes rather than being recognized as interest income.

In total, the 36 nonperforming Countrywide loans totaled $12.7 million or 32.4% of total nonperforming loans at December 31, 2011.  As of that same date, the Bank owned a total of 124 residential mortgage loans with an aggregate outstanding balance of $59.1 million that were originally acquired from Countrywide.  Of these loans, an additional six loans totaling $2.5 million are 30-89 days past due and are in various stages of collection.

Including the Countrywide loans noted above, nonperforming residential first mortgage loans at December 31, 2011 included a total of 59 mortgage loans with aggregate outstanding balances of $17.6 million comprising 58 nonaccrual loans with outstanding balances of $17.5 million plus one accruing loan over 90 days past due with an outstanding balance of $89,000.

As of that same date, nonperforming loans included a total of 17 nonaccrual home equity loans totaling $1.6 million and one nonaccrual home equity line of credit totaling $87,000.

A total of four nonaccrual construction loans with an aggregate outstanding balance of $1.8 million were reported as nonperforming at December 31, 2011.

Nonperforming commercial mortgage loans at December 31, 2011 included 22 nonaccrual loans with aggregate outstanding balances totaling $11.0 million.

Commercial business loans reported as nonperforming at December 31, 2011 included 23 loans totaling $7.0 million including six loans totaling $1.1 million reported as 90 days or more past due and still accruing with the remaining 17 loans totaling $5.9 million reported as nonaccrual.

Finally, nonperforming loans at December 31, 2011 included five nonaccrual consumer loans totaling $23,000.

Allowance for Loan Losses.  During the six months ended December 31, 2011, the balance of the allowance for loan losses decreased by approximately $3.2 million to $8,596,000 or 0.70% of total loans at December 31, 2011 from $11,767,000 or 0.93% of total loans at June 30, 2011.  The decrease resulted from charge offs, net of recoveries, totaling $5,559,000 that were partially offset by additional provisions of $2,388,000 during the six months ended December 31, 2011.

With regard to loans individually evaluated for impairment, the balance of the Company’s allowance for loan losses attributable to such loans decreased by $4,266,000 to $2,095,000 at December 31, 2011 from $6,361,000 at June 30, 2011.  The balance at December 31, 2011 reflected the impairment identified on $7.5 million of impaired loans while an additional $36.1 million of impaired loans had no impairment as of that date.  By comparison, the balance of the allowance at June 30, 2011 reflected the impairment identified on $16.2 million of impaired loans while an additional $21.1 million of impaired loans had no impairment as of that date. The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge offs, where applicable, which are considered in the evaluation of impairment.

The decline in loan impairment and the associated valuation allowances between comparative periods largely reflects the changes to the Company’s classification of assets and allowance for loan loss methodologies described in Note 11 of the financial statements.  Such changes resulted in the charge off of certain loan impairments during the current period for which valuation allowances had been established during prior periods.

With regard to loans evaluated collectively for impairment, the balance of the Company’s allowance for loan losses attributable to such loans increased by $1,328,000 to $6,501,000 at December 31, 2011 from $5,173,000 at June 30, 2011.  The reported net increase in this portion of the allowance for loan losses was generally attributable to changes to the Company’s historical and environment loss factors whose effects were partially offset by an overall decline in the outstanding balance of the applicable portion of the loan portfolio against which such loss factors are applied.

Regarding environmental loss factors, changes to such factors during the six months ended December 31, 2011 partly reflected increases in the level of nonperforming loans and associated losses within certain specific segments of the loan portfolio.  By contrast, the environmental factors relating to those segments of the portfolio that have not demonstrated a significant and sustained increase in the level of nonperforming loans and losses have remained generally stable or have increased modestly for the reasons noted below.

Certain categories of loans within the Company’s portfolio have experienced a noteworthy increase in the level of nonperforming loans which has coincided with an associated increase in losses recognized on such loans. Consequently, the environmental loss factors utilized to estimate the probable losses within these categories of the portfolio have increased.

For example, for the six months ended December 31, 2011, total nonperforming loans, including nonaccrual loans and accruing loans 90 days or more past due, increased $4.2 million from $35.0 million at June 30, 2011 to $39.1 million at December 31, 2011.  For that same six month period, the aggregate level of impairment identified on such loans decreased by $4.2 million, as noted above.  However, such reductions largely reflected the increase in net charge offs which totaled $5.6 million over the same six month period.

The reported net increase in nonperforming loans was partly attributable to the addition of loans that were originally acquired through the Company’s merger with Central Jersey.  All loans acquired from Central Jersey were initially recorded at fair value reflecting any impairment identified on such loans at that time.  However, the reported increase in losses, as reflected in the net charge offs, less the aggregate decline in impairment from period to period, includes those identified on loans acquired from Central Jersey resulting in additional valuation allowances being established during the six months ended December 31, 2011.

In recognition of the increase in the level of nonperforming loans and associated impairment attributable to such loans, the Company has modified the following environmental loss factor applicable to the Central Jersey loans from June 30, 2011 to December 31, 2011:

.  • Level of and trends in nonperforming loans: Increased (+3) from “0” to “3” reflecting continuing increases in the level of nonperforming loans and associated losses within the portfolio segment.

Given their recent acquisition at fair value, the environmental loss factors established for the Central Jersey loans generally reflect a comparatively lower level of risk than those applicable to the remaining portfolio.  In accordance with the methodology described earlier, the Company has assigned a risk rating of “3” to a total of three environmental loss factors resulting in a total of nine basis points of allowance being allocated to the applicable loans at December 31, 2011.  The level of environmental loss factors attributable to these loans will continue to be monitored and adjusted to reflect the Company’s best judgment as to the level of expected losses on the loans acquired from Central Jersey that are collectively evaluated for impairment.

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

From June 30, 2011 to December 31, 2011, the risk rating assigned to the following environmental loss factor attributable to the BOA loans was increased to the level noted:

• Level of and trends in nonperforming loans: Increased (+3) from “12” to “15” reflecting continued increases in the level of nonperforming loans and associated losses within the portfolio segment.

In combination with those that remained unchanged from period to period, total environmental factors applicable to this segment of the residential mortgage loan portfolio increased from 66 basis points at June 30, 2011 to 69 basis points at December 31, 2011.  The level of environmental loss factors attributable to these loans will continue to be monitored and adjusted to reflect the Company’s best judgment as to the level of expected losses on the loans acquired from Countrywide that are collectively evaluated for impairment.

Changes to environmental loss factors during the six months ended December 31, 2011 also reflected the changes to the Company’s allowance for loan loss methodologies described in Note 11 of the financial statements which included incorporating the Company’s existing credit-rating classification system into the calculation of environmental loss factors by loan type.  By implementing this change, the environmental loss factors applicable to any loan type are “weighted” based upon internal credit-rating resulting in a reallocation of the applicable portion of the allowance toward comparatively riskier assets.  Implementation of this change did not have a significant impact to the overall balance of the allowance attributable to environmental loss factors.

In conjunction with the effects of the decline in the outstanding balance of the applicable loans, the noted changes to environmental loss factors resulted in a decrease of $101,000 in the applicable portion of the allowance for loan losses to $4,334,000 at December 31, 2011 from $4,435,000 at June 30, 2011.

With regard to historical loss factors, the Company’s loan portfolio experienced a net annualized average charge-off rate of 89 basis points during the six months ended December 31, 2011 representing an increase of 77 basis points from the 12 basis points of charge offs reported for fiscal 2011.  The increase in charge offs largely reflects the changes to the Company’s classification of assets and allowance for loan loss methodologies described in Note 11 of the financial statements.  Such changes resulted in the charge off of certain loan impairments during the current period for which valuation allowances had been established during prior periods.

  In conjunction with the net changes to the outstanding balance of the applicable loans, the increase in the historical loss factors attributable to the increased level of actual charge offs during the six months ended December 31, 2011 resulted in a net increase of $1,429,000 in the applicable valuation allowances to $2,167,000 at December 31, 2011 from $738,000 at June 30, 2011.

The changes in the Company’s historical loss factors from June 30, 2011 to December 31, 2011 reflect the effect of actual charge off and recovery activity on the average charge off rates calculated by the Company’s allowance for loan loss methodology, as described earlier.  As seen below, the net charge off activity has been concentrated in a limited number of categories in the loan portfolio with the greatest impact reflected in the purchased residential mortgage loan, construction loan and multi-family mortgage loan portfolios.

The tables on the following pages present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at December 31, 2011 and June 30, 2011.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at December 31, 2011
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
Residential mortgage loans
Originated	0.02%	0.30%	0.32%
Purchased	1.75%	0.69%	2.44%
Acquired in merger	0.00%	0.09%	0.09%
Home equity loans
Originated	0.04%	0.36%	0.40%
Acquired in merger	0.10%	0.09%	0.19%
Home equity lines of credit
Originated	0.00%	0.36%	0.36%
Acquired in merger	0.00%	0.09%	0.09%
Construction loans
1-4 family
Originated	2.98%	0.72%	3.70%
Acquired in merger	0.00%	0.09%	0.09%
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Commercial mortgage loans
Multi-family
Originated	0.24%	0.72%	0.96%
Acquired in merger	0.00%	0.09%	0.09%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Commercial business loans
Secured (1-4 family)
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Secured (Other)
Originated	0.04%	0.72%	0.76%
Acquired in merger	0.35%	0.09%	0.44%
Unsecured
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at December 31, 2011 (continued)
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
SBA 7A
Originated	0.00%	0.72%	0.76%
Acquired in merger	1.97%	0.09%	2.06%
SBA Express
Originated	0.00%	0.72%	0.72%
Acquired in merger	6.10%	0.09%	6.19%
SBA Line of Credit
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
SBA Other
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Other consumer loans (1)	-	-	-
________________________________________________
(1)  The Company generally maintains an environmental loss factor of 0.27% on other consumer loans while historical loss factors range from 0.00% to 100.00% based on loan type. Resulting balances in the allowance for loan losses are immaterial and therefore excluded from the presentation.

(2)  ”Base” environmental factors reported excluding the effect of “weights” attributable to internal credit-rating classification as follows: “Pass-1”: 70%, “Pass-2”: 80%, “Pass-3”: 90%, “Pass-4”: 100%, “Watch”: 200%, “Special Mention”: 400%, “Substandard”: 600%, “Doubtful”: 800%.  (e.g. Environmental loss factor applicable to originated residential mortgage loan rated as “Substandard”: 0.30% X 600% = 1.8%)

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

Finally, the change in the allowance for loan losses for the six months ended December 31, 2011 also reflected the elimination of the unallocated portion of the Company’s allowance for loan loss which totaled $233,000 at June 30, 2011.  The unallocated portion of the allowance previously represented the amount by which the ALLL exceeded the required amount as calculated in accordance with the Company’s ALLL calculation methodology.  The unallocated balance, whose balance had remained substantially unchanged since fiscal 2009, was generally attributed to probable losses within the loan portfolio relating to environmental factors within one or more non-specified loan segments.  The refinements to the Company’s ALLL calculation methodology during the first six months of fiscal 2012, as discussed earlier, precluded the need to continuing carrying the unallocated portion of the allowance.

Additional information regarding loan quality and allowance for loan losses is presented in Note 11 to consolidated financial statements.

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale, including agency pass-through securities as well as agency collateralized mortgage obligations, increased $165.0 million to $1.23 billion at December 31, 2011 from $1.06 billion at June 30, 2011.  The net increase primarily reflects purchases of fixed rate, agency mortgage-backed securities that were partially offset by cash repayment of principal net of discount accretion and premium amortization and an increase in the unrealized gain on such securities.  The purchases of the mortgage-backed securities during the six months ended December 31, 2011 were comprised of fixed-rate, amortizing securities with maturities of 10 and 15 years totaling $297.7 million.  Such purchases were augmented with purchases of 30 year, fixed-rate amortizing securities totaling $14.1 million that are eligible to meet the Community Reinvestment Act investment test during the reporting period.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at December 31, 2011.

Additional information regarding available for sale securities at December 31, 2011 is presented in Note 8 and Note 10 to consolidated financial statements.

Mortgage-backed Securities Held to Maturity.  Mortgage-backed securities held to maturity, including agency pass-through securities as well as agency and non-agency collateralized mortgage obligations, decreased $138,000 to $1.2 million at December 31, 2011 from $1.3 million at June 30, 2011.  The decrease was primarily attributable to cash repayment of principal net of discount accretion and premium amortization coupled with the sale of one security whose credit rating had declined below investments grade making it eligible for sale from the held to maturity portfolio.  At December 31, 2011, the Company's remaining portfolio of non-agency CMOs included 11 held-to-maturity securities totaling $162,000 of which 10 securities totaling $146,000 were impaired but retained their investment grade rating by one or more rating agencies.   Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at December 31, 2011.

Additional information regarding held to maturity securities at December 31, 2011 is presented in Note 9 and Note 10 to consolidated financial statements.

Other Assets.  The balance of other assets remained generally stable from June 30, 2011 to December 31, 2011 with modest declines reported in interest receivable, prepaid expenses and other receivables relating to income taxes resulting from normal operating fluctuations in such balances.

The balance of real estate owned ("REO"), included in other assets, decreased by $1.1 million to $6.4 million at December 31, 2011 from $7.5 million at June 30, 2011 while the number of properties held in REO increased from eight to ten as of the same dates, respectively.  The net change in the carrying value and number of REO properties reflected the acquisition of three properties less the sale of one property during the period coupled with the cumulative write downs of several properties to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.

Deposits.  The balance of total deposits decreased by $32.1 million to $2.12 billion at December 31, 2011 from $2.15 billion at June 30, 2011.  The net decline in deposit balances reflected a decrease in the balance of certificates of deposit of $35.0 million coupled with decreases in the balance of interest-bearing and non-interest-bearing checking accounts of $1.4 million and $4.5 million, respectively.  These decreases were partially offset by an increase in the balance of savings accounts of $8.8 million.  The decline in the balance of certificates of deposit was largely attributable to the Company’s active management of deposit pricing during the six month period ended December 31, 2011 to support net interest spread and margin which allowed for some degree of controlled outflow of non-core deposits.

Borrowings.  The balance of borrowings decreased by $9.6 million to $238.0 million at December 31, 2011 from $247.6 million at June 30, 2011.  The decrease was primarily attributable to a $9.5 million decline in the balance of customer sweep accounts to $26.7 million at December 31, 2011.  Sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.  The decrease in the balance of customer sweep accounts coupled with a $114,000 decline in the balance of FHLB advances for the same period to $211.3 million resulting primarily from scheduled principal repayments associated with an amortizing advance.

Stockholders’ Equity.  Stockholders’ equity decreased by $1.3 million to $486.6 million at December 31, 2011 from $487.9 million at June 30, 2011.  The decrease in stockholders’ equity reflected an increase in Treasury stock of $7.1 million reflecting the Company’s repurchase of 770,706 of its common shares during the six months ended December 31, 2011.  The decease in stockholders’ equity attributable to share repurchases was partially offset by net income of $2.5 million for the six months ended December 31, net of $1.6 million in dividends paid to shareholders.  The decrease in stockholders' equity was partially offset by increases in paid-in-capital and reductions of unearned ESOP shares relating to the offsets of benefit plan expenses during the year while other comprehensive income increased $4.0 million arising from mark-to-market adjustments to the available for sale securities portfolios and benefit plan adjustments.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and December 31, 2010

General.  The Company reported net income of $470,000 for the three months ended December 31, 2011 or $0.01 per diluted share; an increase of $475,000 compared to a net loss of $5,000, or $0.00 per diluted share for the three months ended December 31, 2010.  The increase in net income between comparative quarters reflected an increase in net interest income and declines in noninterest expense and the provision for income taxes that were partially offset by a decline in non-interest income and an increase in the provision for loan losses.  The variances noted were partly attributable to the Company’s acquisition of Central Jersey which was completed on November 30, 2010.

Net Interest Income. Net interest income for the three months ended December 31, 2011 was $17.4 million, an increase of $1.5 million from $15.9 million for the three months ended December 31, 2010.  The increase in net interest income between the comparative periods resulted from an increase in interest income coupled with a concurrent decrease in interest expense.  In general, the increase in interest income was primarily attributable to comparative increases in the overall average balance of interest-earning assets that were partially offset by an overall decrease in their yield between comparative periods.

The decrease in interest expense primarily reflected a continued decline in the cost of interest-bearing liabilities that more than offset the effect of an increase in their average balance.  The overall increases in the average balances of interest-earning assets and interest-bearing liabilities reflected, in part, the timing of the Central Jersey acquisition through which its acquired balances were only reflected in the final month of earlier comparative quarter ended December 31, 2010 compared to such balances being fully reflected during the entire quarter ended December 31, 2011.

As a result of these factors, the Company’s net interest rate spread decreased two basis points to 2.45% for the three months ended December 31, 2011 from 2.47% for the three months ended December 31, 2010.  The decrease in the net interest rate spread reflected a decline in the yield on earning assets of 35 basis points to 3.75% from 4.10% that was partially offset by a 33 basis point decrease in the cost of interest-bearing liabilities to 1.30% from 1.63% by for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the increase in net interest rate spread were also reflected in the Company’s net interest margin.  However, those effects were exacerbated by other factors resulting in a six basis point decline in the Company’s net interest margin to 2.65% for the three months ended December 31, 2011 from 2.71% for the three months ended December 31, 2010.  The additional factors resulting in the comparatively larger decline in net interest margin include the foregone interest income associated with use of earning assets to fund the Company’s share repurchase programs.  For the three months ended December 31, 2011, the average balance of treasury stock increased by $6.4 million to $64.5 million from $58.1 million for the three months ended December 31, 2010.

Interest Income.  Total interest income increased $643,000 to $24.7 million for the three months ended December 31, 2011 from $24.0 million for the three months ended December 31, 2010.  As noted above, the increase in interest income reflected a $288.5 million increase in the average balance of interest-earning assets to $2.63 billion for the three months ended December 31, 2011 from $2.35 billion for the three months ended December 31, 2010.  The increase to interest income resulting from the higher average balance of interest-earning assets was partially offset by a 35 basis point decline in their average yield to 3.75% from 4.10% for those same comparative periods.

Interest income from loans increased $1.3 million to $16.2 million for the three months ended December 31, 2011 from $14.9 million for the three months ended December 31, 2010.  The increase in interest income on loans was attributable to an increase in their average balance that was partially offset by a decline in their average yield.

  The average balance of loans increased by $132.3 million to $1.23 billion for the three months ended December 31, 2011 from $1.10 billion for the three months ended December 31, 2010.  The reported increase in the average balance of loans included a net increase of $155.5 million in the average aggregate balance of commercial loans to $485.3 million from $329.8 million for those same comparative periods.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.  The increase largely reflects the Company’s acquisition of Central Jersey and, to a lesser degree, the organic growth resulting from its long-term expanded strategic emphasis in commercial lending.

 The increase in the average balance of commercial loans was partially offset by a $32.5 million decline in the average balance of residential mortgage loans to $727.6 million for the three months ended December 31, 2011 from $760.1 million for the three months ended December 31, 2010.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit. The decline in the average balance of residential mortgage loans primarily reflects diminished residential loan demand by qualified borrowers coupled with the Company’s disciplined pricing for such loans in the face of aggressive pricing in the marketplace for certain loan products.  The decline in residential mortgage loans attributable to these factors was modestly offset by the addition of loans acquired from Central Jersey.

The increase in interest income on loans attributable to the increase in their average balances was partially offset by a decrease in their average yields which declined 15 basis points to 5.25% for the three months ended December 31, 2011 from 5.40% for the three months ended December 31, 2010.  The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans.

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

Interest income from mortgage-backed securities increased $636,000 to $7.9 million for the three months ended December 31, 2011 from $7.3 million for the three months ended December 31, 2010.  The increase in interest income reflected an increase in the average balance of mortgage-backed securities that was partially offset by a decrease in their average yield.  The average balance of the securities increased $314.4 million to $1.17 billion for the three months ended December 31, 2011 from $853.2 million for the three months ended December 31, 2010.  For those same comparative periods, the average yield on mortgage-backed securities declined 70 basis points to 2.72% from 3.42%.

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

Interest income from non-mortgage-backed securities decreased $1.3 million to $345,000 for the three months ended December 31, 2011 from $1.6 million for the three months ended December 31, 2010.  The decrease in interest income reflected a decrease in the average balance of non-mortgage-backed securities coupled with a decline in their average yield.  The average balance of these securities decreased $228.8 million to $74.5 million for the three months ended December 31, 2011 from $303.3 million for the three months ended December 31, 2010.  For those same comparative periods, the average yield on non-mortgage-backed securities decreased by 28 basis points to 1.85% from 2.13%.

The decrease in the average balance of non-mortgage backed securities was primarily attributable to a $182.3 million decrease in the average balance of taxable securities to $70.9 million during the three months ended December 31, 2011 from $253.2 million for the three months ended December 31, 2010.  For those same comparative periods, the average balance of tax-exempt securities decreased by $46.5 million to $3.6 million from $50.1 million.  The net change in the average yield on non-mortgage backed securities reflected a decrease of 30 basis points in the yield of taxable securities to 1.88% during the three months ended December 31, 2011 from 2.18% during the three months ended December 31, 2010 while the average yield on tax-exempt securities declined 63 basis points to 1.27% from 1.90%.

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

Interest income from other interest-earning assets decreased $59,000 to $182,000 for the three months ended December 31, 2011 from $241,000 for the three months ended December 31, 2010.  The decrease in interest income was primarily attributable to a decline in their average yield that was partially offset by an increase in their average balance.  The average yield on other interest-earning assets decreased 66 basis points to 0.46% for the three months ended December 31, 2011 from 1.12% for the three months ended December 31, 2010.  For those same comparative periods, the average balance of other interest-earning assets increased by $70.6 million to $156.8 million from $86.2 million.

Interest Expense.  Total interest expense decreased $903,000 to $7.3 million for the three months ended December 31, 2011 from $8.2 million for the three months ended December 31, 2010.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 33 basis points to 1.30% for the three months ended December 31, 2011 from 1.63% for the three months ended December 31, 2010.  The decrease in the average cost was partially offset by an increase in the average balance of interest-bearing liabilities of $241.6 million to $2.24 billion from $2.00 billion for the same comparative periods.

Interest expense attributed to deposits decreased $792,000 to $5.2 million for the three months ended December 31, 2011 from $6.0 million for the three months ended December 31, 2010.  The decrease in interest expense was attributable to a decline in the average cost of deposits that was partially offset by an increase in their average balance.

  The cost of interest-bearing deposits declined by 32 basis points to 1.05% for the three months ended December 31, 2011 from 1.37% for the three months ended December 31, 2010.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For those comparative periods, average cost of interest-bearing checking accounts decreased by 36 basis points to 0.57% from 0.93%, the average cost of savings accounts decreased 26 basis points to 0.31% from 0.57% while the average cost of certificates of deposit declined 29 basis points to 1.50% from 1.79%.

The decrease in the average cost was partially offset by a $243.1 million increase in the average balance of interest-bearing deposits to $2.00 billion for the three months ended December 31, 2011 from $1.75 billion for the three months ended December 31, 2010.  The reported increase in the average balance was represented across all categories of interest-bearing deposits and reflected the Company’s acquisition of Central Jersey coupled with its strategic efforts to organically increase its deposit base.  For those same comparative periods, the average balance of interest-bearing checking accounts increased $106.8 million to $450.7 million from $343.9 million, the average balance of savings accounts increased $49.4 million to $405.8 million from $356.4 million and the average balance of certificates of deposit increased $87.0 million to $1.14 billion from $1.05 billion.

Interest expense attributed to borrowings decreased by $111,000 to $2.0 million for the three months ended December 31, 2011 from $2.1 million for the three months ended December 31, 2010.  The decrease in interest expense on borrowings reflected a decrease in their average cost coupled with a decrease in their average balance.  The average cost of borrowings declined 16 basis points to 3.31% for the three months ended December 31, 2011 from 3.47% the three months ended December 31, 2010.  For those same comparative periods, the average balance of borrowings decreased $1.4 million to $245.9 million from $247.4 million.

The components of the decrease in the average balance of borrowings includes a $22.6 million decrease in the average balance of FHLB advances to $211.4 million for the three months ended December 31, 2011 from $234.0 million for the three months ended December 31, 2010.  This decrease was partially offset by a $21.1 million increase in the average balance of other borrowings to $34.5 million for the three months ended December 31, 2011 from $13.4 million for the three months ended December 31, 2010.  Other borrowings primarily includes depositor sweep accounts assumed from Central Jersey.

Provision for Loan Losses.  The provision for loan losses increased $447,000 to $1,323,000 for the three months ended December 31, 2011 from $876,000 for the three months ended December 31, 2010.  The provision expense during the current period partly reflected the recognition of additional valuation allowances for newly identified impairment on individually reviewed loans as well as the reversal of such valuation allowances for the impairment recognized during prior periods on previously impaired loans.  Most notably, the payment in full of one impaired multi-family mortgage loan participation during the quarter ended December 31, 2011 resulted in the reversal of $656,000 of valuation allowances attributable to the previously identified impairment on that loan.

The provision expense for the current period also reflected the required provisions on non-impaired loans evaluated collectively for impairment using the environmental and historical loss factors utilized by the Company’s allowance for loan loss calculation methodology.  As discussed in Note 11 to consolidated financial statements and the Comparison of Financial Condition at December 31, 2011 and June 30, 2011 above, these historical and environmental loss factors were updated during the quarter ended December 31, 2011 to reflect the changes noted within those discussions.  The Company estimates that the increase to historical loss factors resulting from the implementing the accelerated recognition of charge offs resulted in a $1,279,000 increase to in the allowance for loan losses that was recorded through the provision for loan losses during the quarter ended December 31, 2011.  By contrast, the implementation of the noted changes to environmental loss factors through which the Company’s credit-rating classification system was integrated into the calculation of environmental loss factors did not have a significant impact on the provision expense for the quarter ended December 31, 2011.

Finally, the provision expense for the current period also reflected the elimination of the unallocated portion of the allowance for loan losses whose balance totaled approximately $233,000 at the close of the prior fiscal year ended June 30, 2011.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended December 31, 2011 is presented in Note 11 of the consolidated financial statements.

Non-Interest Income. Non-interest income, excluding losses attributable to REO operations and sales, increased by $409,000 to $1,219,000 for the quarter ended December 31, 2011 from $810,000 for the quarter ended December 31, 2010.  This increase in non-interest income was partly attributable to a $281,000 increase in fees and service charges, including electronic banking fees and charges, that largely reflected the acquisition of Central Jersey.  Similarly, the increase also reflected a $110,000 increase in gains associated with the sale of loans that was primarily attributable to an increase in the volume of SBA loan originations sold through the CJB Division during the current quarter.

Losses attributable to REO operations and sales increased by $2,013,000 to $2,049,000 for the quarter ended December 31, 2011 compared to $36,000 for the quarter ended December 31, 2010.  The increase in REO-related losses was primarily attributable to writing down the carrying value of eight REO properties by a total of $2,018,000 during the three months ended December 31, 2011 to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.  The write downs included one commercial property whose carrying value was written down by approximately $1,083,000 to $1,878,000 reflecting the property’s contractual sale price less estimated costs to sell.  The remaining seven properties were written down by a total of $935,000 with individual amounts ranging from approximately $23,000 to $294,000 reflecting listing or contractual sale prices, less estimated costs to sell, that fell below the Bank’s prior carrying value.

Non-Interest Expenses.  Non-interest expenses, excluding merger-related expenses, increased $2.4 million to $14.6 million for the three months ended December 31, 2011 from $12.3 million for the three months ended December 31, 2010.  The increases were reflected across most categories of noninterest expenses and were largely attributable to the ongoing operating costs of the CJB Division during the three months ended December 31, 2011 compared to its operating for only one month during the earlier comparative period.

Salaries and employee benefits increased by $986,000 to $8.4 million from $7.4 million reflecting increases in salaries, benefits and payroll tax expenses.  These increases were largely attributable to the staffing additions resulting from the acquisition of Central Jersey coupled with other increases in compensation and health care costs.  Offsetting these increases in compensation-related costs was a decline in stock benefit plan expenses resulting from the completed vesting of restricted stock and stock option awards granted in prior years.  A small number of restricted stock and stock option awards were granted during fiscal 2011 which will continue to be expensed over their five year vesting period.

 Net occupancy expense of premises increased by $444,000 to $1.6 million for the three months ended December 31, 2011 from $1.2 million for the three months ended December 31, 2010 while equipment and system expense increased $389,000 to $1.8 million from $1.4 million for those same comparative periods.  The increase in these expenses largely reflects the Company’s additional facilities, equipment and systems-related costs of operating the CJB Division for the three months ended December 31, 2011 for which a lower level of comparable expense was recorded during the earlier comparative period due to the timing reasons noted above.

For the comparative periods noted, advertising and marketing expenses increased by $51,000 to $321,000 from $270,000.  The increases reflected advertising costs associated with the CJB Division as well as increases in other advertising and marketing expenditures for the period.

Lastly, miscellaneous expenses increased by $614,000 to $1.9 million from $1.3 million for the comparative periods noted reflecting net increases in general and administrative costs, a significant portion of which were attributable to the ongoing operation of the CJB Division.

Partially offsetting these increases was a $21,000 decrease in federal deposit insurance premium expense to $496,000 for the three months ended December 31, 2011 from $517,000 for the three months ended December 31, 2010.  The net change in FDIC insurance expense primarily reflected the additional insurance cost relating to the deposits acquired from Central Jersey which was more than offset by a comparative decrease in the premium rates charged by the FDIC per dollar of insurable deposits.  Additionally, a $92,000 reduction in director compensation expense to $158,000 from $250,000 resulted primarily from a decline in stock benefit plan expenses resulting from the completed vesting of restricted stock and stock option awards granted in prior years.

Finally, the change in non-interest expense between comparative periods also reflected $3.1 million of merger-related costs associated with the Central Jersey acquisition that were recorded during the earlier comparative period for which no comparable costs were recorded during the current period.

Provision for Income Taxes.  The provision for income taxes decreased $201,000 to $172,000 for the three months ended December 31, 2011 from $373,000 for the three months ended December 31, 2010.  The variance in income tax expense between comparative quarters was largely attributable to underlying differences in the level of the taxable portion of pre-tax income between comparative periods   coupled with the recognition of greater levels of tax-favored income during the current period.  The Company’s effective tax rate during the three months ended December 31, 2011 was 26.8% which, in relation to statutory income tax rates, reflected the effects of tax-favored income sources included in pre-tax income.  By comparison, the Company’s effective tax rate for the three months ended December 31, 2010 was 98.4% reflecting the non-deductibility of certain merger-related costs comprised within the pre-tax income reported for the earlier comparative period.

Comparison of Operating Results for the Six Months Ended December 31, 2011 and December 31, 2010

General.  The Company reported net income of $2,488,000 for the six months ended December 31, 2011 or $0.04 per diluted share; an increase of $1,158,000 compared to $1,330,000, or $0.02 per diluted share for the six months ended December 31, 2010.  The increase in net income between comparative quarters reflected an increase in net interest income that was partially offset by an increase in the provision for loan losses, a decline in non-interest income and increases in non-interest expense and the provision for income taxes.  The variances noted were partly attributable to the Company’s acquisition of Central Jersey which was completed on November 30, 2010.

Net Interest Income. Net interest income for the six months ended December 31, 2011 was $35.0 million, an increase of $4.6 million from $30.4 million for the six months ended December 31, 2010.  The increase in net interest income between the comparative periods resulted from an increase in interest income coupled with a concurrent decrease in interest expense.  In general, the increase in interest income was primarily attributable to comparative increases in the overall average balance of interest-earning assets that were partially offset by an overall decrease in their yield between comparative periods.  The decrease in interest expense primarily reflected a continued decline in the cost of interest-bearing liabilities that more than offset the effect of an increase in their average balance.  The overall increases in the average balances of interest-earning assets and interest-bearing liabilities reflected, in part, the timing of the Central Jersey acquisition through which its acquired balances were only reflected in the final month of earlier six month period ended December 31, 2010 compared to such balances being fully reflected during the entire six month period ended December 31, 2011.

As a result of these factors, the Company’s net interest rate spread decreased two basis points to 2.44% for the six months ended December 31, 2011 from 2.46% for the six months ended December 31, 2010.  The decrease in the net interest rate spread reflected a decline in the yield on earning assets of 43 basis points to 3.77% from 4.20% that was partially offset a 41 basis point decrease in the cost of interest-bearing liabilities to 1.33% from 1.74% by for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the increase in net interest rate spread were also reflected in the Company’s net interest margin.  However, those effects were exacerbated by other factors resulting in a seven basis point decline in the Company’s net interest margin to 2.65% for the six months ended December 31, 2011 from 2.72% for the six months ended December 31, 2010.  The additional factors resulting in the comparatively larger decline in net interest margin include the foregone interest income associated with use of earning assets to fund the Company’s share repurchase program.  For the six months ended December 31, 2011, the average balance of treasury stock increased by $5.0 million to $62.2 million from $57.2 million for the six months ended December 31, 2010.

Interest Income.  Total interest income increased $2.9 million to $49.9 million for the six months ended December 31, 2011 from $47.0 million for the six months ended December 31, 2010.  As noted above, the increase in interest income reflected a $403.1 million increase in the average balance of interest-earning assets to $2.64 billion for the six months ended December 31, 2011 from $2.24 billion for the six months ended December 31, 2010.  The increase to interest income resulting from the higher average balance of interest-earning assets was partially offset by a 43 basis point decline in their average yield to 3.77% from 4.20% for those same comparative periods.

Interest income from loans increased $4.0 million to $32.7 million for the six months ended December 31, 2011 from $28.7 million for the six months ended December 31, 2010.  The increase in interest income on loans was attributable to an increase in their average balance that was partially offset by a decline in their average yield.

  The average balance of loans increased by $193.4 million to $1.25 billion for the six months ended December 31, 2011 from $1.05 billion for the six months ended December 31, 2010.  The reported increase in the average balance of loans included a net increase of $209.5 million in the average aggregate balance of commercial loans to $485.0 million from $275.5 million for those same comparative periods.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.  The increase largely reflects the Company’s acquisition of Central Jersey and, to a lesser degree, the organic growth resulting from its long-term expanded strategic emphasis in commercial lending.

 The increase in the average balance of commercial loans was partially offset by a $24.0 million decline in the average balance of residential mortgage loans to $739.9 million for the six months ended December 31, 2011 from $763.9 million for the six months ended December 31, 2010.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit. The decline in the average balance of residential mortgage loans primarily reflects diminished residential loan demand by qualified borrowers coupled with the Company’s disciplined pricing for such loans in the face of aggressive pricing in the marketplace for certain loan products.  The decline in residential mortgage loans attributable to these factors was modestly offset by the addition of loans acquired from Central Jersey.

The increase in interest income on loans attributable to the increase in their average balances was partially offset by a decrease in their average yields which declined 20 basis points to 5.24% for the six months ended December 31, 2011 from 5.44% for the six months ended December 31, 2010.  The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans.

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

Interest income from mortgage-backed securities increased $1.2 million to $15.9 million for the six months ended December 31, 2011 from $14.7 million for the six months ended December 31, 2010.  The increase in interest income reflected an increase in the average balance of mortgage-backed securities that was partially offset by a decrease in their average yield.  The average balance of the securities increased $317.0 million to $1.11 billion for the six months ended December 31, 2011 from $795.3 million for the six months ended December 31, 2010.  For those same comparative periods, the average yield on mortgage-backed securities declined 84 basis points to 2.86% from 3.70%.

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

Interest income from non-mortgage-backed securities decreased $2.3 million to $881,000 for the six months ended December 31, 2011 from $3.2 million for the six months ended December 31, 2010.  The decrease in interest income reflected a decrease in the average balance of non-mortgage-backed securities coupled with a decline in their average yield.  The average balance of these securities decreased $191.6 million to $97.9 million for the six months ended December 31, 2011 from $289.5 million for the six months ended December 31, 2010.  For those same comparative periods, the average yield on non-mortgage-backed securities decreased by 40 basis points to 1.80% from 2.20%.

The decrease in the average balance of non-mortgage backed securities was primarily attributable to a $169.2 million decrease in the average balance of taxable securities to $86.2 million during the six months ended December 31, 2011 from $255.4 million for the six months ended December 31, 2010.  For those same comparative periods, the average balance of tax-exempt securities decreased by $22.4 million to $11.7 million from $34.1 million.  The net change in the average yield on non-mortgage backed securities reflected a decrease of 26 basis points in the yield of taxable securities to 1.92% during the six months ended December 31, 2011 from 2.18% during the six months ended December 31, 2010 while the average yield on tax-exempt securities declined 137 basis points to 0.94% from 2.31%.

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

Interest income from other interest-earning assets decreased $43,000 to $377,000 for the six months ended December 31, 2011 from $420,000 for the six months ended December 31, 2010.  The decrease in interest income was primarily attributable to a decline in their average yield that was partially offset by an increase in their average balance.  The average yield on other interest-earning assets decreased 43 basis points to 0.41% for the six months ended December 31, 2011 from 0.84% for the six months ended December 31, 2010.  For those same comparative periods, the average balance of other interest-earning assets increased by $84.3 million to $185.0 million from $100.6 million.

Interest Expense.  Total interest expense decreased $1.7 million to $14.9 million for the six months ended December 31, 2011 from $16.6 million for the six months ended December 31, 2010.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 41 basis points to 1.33% for the six months ended December 31, 2011 from 1.74% for the six months ended December 31, 2010.  The decrease in the average cost was partially offset by an increase in the average balance of interest-bearing liabilities of $349.4 million to $2.25 billion from $1.90 billion for the same comparative periods.

Interest expense attributed to deposits decreased $1.5 million to $10.8 million for the six months ended December 31, 2011 from $12.3 million for the six months ended December 31, 2010.  The decrease in interest expense was attributable to a decline in the average cost of deposits that was partially offset by an increase in their average balance.

  The cost of interest-bearing deposits declined by 40 basis points to 1.08% for the six months ended December 31, 2011 from 1.48% for the six months ended December 31, 2010.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For those comparative periods, average cost of interest-bearing checking accounts decreased by 37 basis points to 0.65% from 1.02%, the average cost of savings accounts decreased 36 basis points to 0.36% from 0.72% while the average cost of certificates of deposit declined 37 basis points to 1.51% from 1.88%.

The decrease in the average cost was partially offset by a $331.7 million increase in the average balance of interest-bearing deposits to $2.00 billion for the six months ended December 31, 2011 from $1.67 billion for the six months ended December 31, 2010.  The reported increase in the average balance was represented across all categories of interest-bearing deposits and reflected the Company’s acquisition of Central Jersey coupled with its strategic efforts to organically increase its deposit base.  For those same comparative periods, the average balance of interest-bearing checking accounts increased $141.9 million to $450.6 million from $308.7 million, the average balance of savings accounts increased $58.3 million to $404.7 million from $346.4 million and the average balance of certificates of deposit increased $131.4 million to $1.15 billion from $1.01 billion.

Interest expense attributed to borrowings decreased by $144,000 to $4.1 million for the six months ended December 31, 2011 from $4.2 million for the six months ended December 31, 2010.  The decrease in interest expense on borrowings reflected a decrease in their average cost that was partially offset by an increase in their average balance.  The average cost of borrowings declined 38 basis points to

3.31% for the six months ended December 31, 2011 from 3.69% the six months ended December 31, 2010.  For those same comparative periods, the average balance of borrowings increased $17.8 million to $246.5 million from $228.7 million.

The components of the increase in the average balance of borrowings includes a $28.5 million increase in the average balance of other borrowings to $35.2 million for the six months ended December 31, 2011 from $6.7 million for the six months ended December 31, 2010.  Other borrowings primarily includes depositor sweep accounts assumed from Central Jersey.  This increase was partially offset by a $10.7 million decrease in the average balance of FHLB advances to $211.3 million for the six months ended December 31, 2011 from $222.0 million for the six months ended December 31, 2010.

Provision for Loan Losses.  The provision for loan losses increased $261,000 to $2,388,000 for the six months ended December 31, 2011 from $2,127,000 for the six months ended December 31, 2010.  The provision expense during the current period partly reflected the recognition of additional valuation allowances for newly identified impairment on individually reviewed loans as well as the reversal of such valuation allowances for the impairment recognized during prior periods on previously impaired loans.  Most notably, the payment in full of one impaired multi-family mortgage loan participation during the period ended December 31, 2011 resulted in the reversal of $656,000 of valuation allowances attributable to the previously identified impairment on that loan.

The provision expense for the current period also reflected the required provisions on non-impaired loans evaluated collectively for impairment using the environmental and historical loss factors utilized by the Company’s allowance for loan loss calculation methodology.  As discussed in Note 11 of the financial statements and the Comparison of Financial Condition at December 31, 2011 and June 30, 2011 above, these historical and environmental loss factors were updated during the period ended December 31, 2011 to reflect the changes noted within those discussions.  The Company estimates that the increase to historical loss factors resulting from the implementing the accelerated recognition of charge offs resulted in a $1,279,000 increase to in the allowance for loan losses that was recorded through the provision for loan losses during the period ended December 31, 2011.  By contrast, the implementation of the noted changes to environmental loss factors through which the Company’s credit-rating classification system was integrated into the calculation of environmental loss factors did not have a significant impact on the provision expense for the period ended December 31, 2011.

Finally, the provision expense for the current period also reflected the elimination of the unallocated portion of the allowance for loan losses whose balance totaled approximately $233,000 at the close of the prior fiscal year ended June 30, 2011.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the six months ended December 31, 2011 is presented in Note 11 of the consolidated financial statements.

Non-Interest Income. Non-interest income, excluding losses attributable to REO operations and sales, increased by $1.0 million to $2.5 million for the six months ended December 31, 2011 from $1.5 million for the six months ended December 31, 2010.  This increase in non-interest income was partly attributable to a $686,000 increase in fees and service charges, including electronic banking fees and charges, that largely reflected the acquisition of Central Jersey.  Similarly, the increase also reflected a $296,000 increase in gains associated with the sale of loans that was primarily attributable to an increase in the volume of SBA loan originations sold through the CJB Division during the current quarter.

Losses attributable to REO operations and sales increased by $2,153,000 to $2,203,000 for the six months ended December 31, 2011 compared to $50,000 for the six months ended December 31, 2010.

The increase in REO-related losses was primarily attributable to writing down the carrying value of eight REO properties by a total of $2,018,000 during the six months ended December 31, 2011 to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.  The write downs included one commercial property whose carrying value was written down by approximately $1,083,000 to $1,878,000 reflecting the property’s contractual sale price less estimated costs to sell.  The remaining seven properties were written down by a total of $935,000 with individual amounts ranging from approximately $23,000 to $294,000 reflecting listing or contractual sale prices, less estimated costs to sell, that fell below the Bank’s prior carrying value.

Non-Interest Expenses.  Non-interest expenses, excluding merger-related expenses, increased $5.0 million to $28.9 million for the six months ended December 31, 2011 from $23.9 million for the six months ended December 31, 2010.  The increases were reflected across most categories of noninterest expenses and were largely attributable to the ongoing operating costs of the CJB Division during the six months ended December 31, 2011 compared to its operating for only one month during the earlier comparative period.

Salaries and employee benefits increased by $2.1 million to $16.5 million from $14.4 million reflecting increases in salaries, benefits and payroll tax expenses.  These increases were largely attributable to the staffing additions resulting from the acquisition of Central Jersey coupled with other increases in compensation and health care costs.  Offsetting these increases in compensation-related costs was a decline in stock benefit plan expenses resulting from the completed vesting of restricted stock and stock option awards granted in prior years.  A small number of restricted stock and stock option awards were granted during fiscal 2011 which will continue to be expensed over their five year vesting period.

Net occupancy expense of premises increased by $980,000 to $3.2 million for the six months ended December 31, 2011 from $2.2 million for the six months ended December 31, 2010 while equipment and systems expense increased $1.1 million to $3.7 million from $2.6 million for those same comparative periods.  The increase in these expenses largely reflects the Company’s additional facilities, equipment and systems-related costs of operating the CJB Division for the six months ended December 31, 2011 for which a lower level of comparable expense was recorded during the earlier comparative period due to the timing reasons noted above.  The comparative increase in equipment and system expense also reflects the non-recurring costs recognized during the current six month period relating to the conversion and integration of data processing systems relating to the Central Jersey acquisition.

For the comparative periods noted, advertising and marketing expenses increased by $106,000 to $622,000 from $516,000.  The increases reflected advertising costs associated with the CJB Division as well as increases in other advertising and marketing expenditures for the period.

The increase in non-interest expense between comparative periods also reflected an $17,000 increase in federal deposit insurance premium expense to $981,000 for the six months ended December 31, 2011 from $964,000 for the six months ended December 31, 2010.  The net change in FDIC insurance expense primarily reflected the additional insurance cost relating to the deposits acquired from Central Jersey which was partially offset by a comparative decrease in the premium rates charged by the FDIC per dollar of insurable deposits.

Lastly, miscellaneous expenses increased by $1.0 million to $3.5 million from $2.5 million for the comparative periods noted reflecting net increases in general and administrative costs, a significant portion of which were attributable to the ongoing operation of the CJB Division.

Partially offsetting these increases was $484,000 reduction in director compensation expense to $324,000 for the six months ended December 31, 2011 from $808,000 for the six months ended December 31, 2010.  The reduction in expense resulted primarily from a decline in stock benefit plan expenses resulting from the completed vesting of restricted stock and stock option awards granted in prior years.

Finally, the change in non-interest expense between comparative periods also reflected $3.2 million of merger-related costs associated with the Central Jersey acquisition that were recorded during the earlier comparative period for which no comparable costs were recorded during the current period.

Provision for Income Taxes.  The provision for income taxes increased $154,000 to $1.5 million for the six months ended December 31, 2011 from $1.3 million for the six months ended December 31, 2010.  The variance in income tax expense between comparative periods was largely attributable to underlying differences in the level of the taxable portion of pre-tax income between comparative periods   coupled with the recognition of greater levels of tax-favored income during the current period.  The Company’s effective tax rate during the six months ended December 31, 2011 was 37.2% compared to 49.8% for the six months ended December 31, 2010 reflecting the non-deductibility of certain merger-related costs comprised within the pre-tax income reported for the earlier comparative period.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation.  Management generally maintains cash and cash equivalents for this purpose.  Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at December 31, 2011, which included $1.23 billion of mortgage-backed securities and $13.0 million of non-mortgage-backed securities that can readily be sold if necessary.

As noted earlier, the balance of the Company’s cash and cash equivalents decreased by $143.5 million to $146.6 million at December 31, 2011 from $290.1 million at September 30, 2011.  In accordance with the overall goals of its strategic business plan, the Company may, at times, defer the reinvestment of excess liquidity into the investment portfolio in favor of retaining comparatively higher average balances of short term, liquid assets as a funding source for future loan originations.  Toward that end, the Bank’s pipeline of “in process” loans has generally increased compared to one year earlier due largely to the acquisition of Central Jersey and the continued expansion of the Bank’s commercial loan origination staff independent of that acquisition.

 Notwithstanding the overall increase in the Bank’s loan origination pipeline, management had previously determined that the opportunity cost to earnings of maintaining a growing level of short-term liquid assets to fund potential loan growth outweighs the related benefits.  Consequently, a significant portion of the Company’s excess liquidity that had accumulated during prior periods was deployed into comparatively higher yielding mortgage-backed securities during the quarter ending December 31, 2011.  The Company expects to continue to maintain the average balance of interest-earning cash and equivalents at a comparatively lower levels than had been previously reported during recent preceding quarters.

Management will continue to monitor the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives.  The Company may alter its liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

At December 31, 2011, the Bank had outstanding commitments to originate and purchase loans of $46.1 million and $6.1 million, respectively, compared to $13.3 million and $-0-, respectively, at June 30, 2011.  Construction loans in process and unused lines of credit were $16.4 million and $69.1 million, respectively, at December 31, 2011 compared to $17.0 million and $65.5 million, respectively, at June 30, 2011.  The Bank is also subject to the contingent liabilities resulting from letters of credit originally issued by Central Jersey whose outstanding balances totaled $1.1 million and $1.3 million at December 31, 2011 and June 30, 2011, respectively.

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

As noted earlier, the balance of total deposits decreased by $32.1 million to $2.12 billion at December 31, 2011 from $2.15 billion at June 30, 2011 reflecting the Company’s active management of deposit pricing during the six months ended December 31, 2011 to support net interest spread and margin which allowed for some degree of controlled outflow of non-core deposits.  The balance of certificates of deposit with maturities of greater than 12 months also remained relatively stable totaling $361.6 million at December 31, 2011 compared to $363.2 million at June 30, 2011 with such balances representing 32.4% and 31.5% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and, to the extent that maturing deposits do not remain with the Bank, management may replace such funds with advances.  As of December 31, 2011, the Bank’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $211.0 million.  Of these advances, $1.0 million represents an amortizing advance maturing in 2021.  The remaining $210.0 million of advances represent fixed rate advances with maturity dates ranging from 2013 to 2017.  Most of these advances have terms that enable the FHLB to call the borrowing at their option prior to maturity.

The Bank has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances.  Such borrowings are an option available to management if funding needs change or to lengthen liabilities.  Most of the Bank’s mortgage-backed and non-mortgage-backed securities are held in safekeeping at the FHLB of New York and available as collateral if necessary. In addition to the FHLB advances, the Bank has other borrowings totaling $26.7 million representing overnight “sweep account” balances linked to customer demand deposits.

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

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards.  As of December 31, 2011, the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at December 31, 2011, as compared to the minimum regulatory capital requirements:

	At December 31, 2011
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital
(to risk-weighted assets)	$345,588	26.44%	$104,584	8.00%	$130,730	10.00%

Tier 1 Capital
(to risk-weighted assets)	$336,992	25.78%	$52,292	4.00%	$78,438	6.00%

Core (Tier 1) Capital
(to adjusted total assets)	$336,992	12.44%	$108,358	4.00%	$135,448	5.00%

Tangible Capital
(to adjusted total assets)	$336,992	12.44%	$40,634	1.50%	$-	-

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by the Company, please refer to Note 5 of the Notes to Consolidated Financial Statements.

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

With respect to the maturity and re-pricing of its interest-bearing liabilities, at December 31, 2011, $755.3 million or 67.6% of our certificates of deposit mature within one year with an additional $215.6 million or 19.3% maturing in greater than one year but less than or equal to two years.  Based on current market interest rates, the majority of these certificates are projected to re-price downward to the extent they remain with the Bank at maturity and are reinvested in accounts with like maturities.  Of the $211.0 million of FHLB borrowings at December 31, 2011, all have fixed interest rates with $200.0 million maturing during fiscal 2018, but callable on a quarterly basis prior to maturity.  Given current market interest rates, the call options are not currently expected to be exercised by the FHLB.  The remaining $11.0 million of FHLB borrowings comprise three fixed rate advances; two $5.0 million advances maturing in 2013 and 2015 and one $1.0 million amortizing advance maturing in 2021.

With respect to the maturity and re-pricing of the Company’s interest-earning assets, at December 31, 2011, $69.9 million, or 5.7% of our total loans will reach their contractual maturity dates within one year with the remaining $1.16 billion, or 94.3% of total loans having remaining terms to contractual maturity in excess of one year.  Of loans maturing after one year, $949.0 million or 77.2% had fixed rates of interest while the remaining $210.7 million or 17.1% had adjustable rates of interest.

Regarding investment securities, at December 31, 2011, $3.1 million or 0.2% of our securities will reach their contractual maturity dates within one year with the remaining $1.28 billion, or 99.8% of total securities, having remaining terms to contractual maturity in excess of one year.  Of the latter category, $1.16 billion comprising 89.9% of our total securities had fixed rates of interest while the remaining $126.7 million comprising 9.9% of our total securities had adjustable or floating rates of interest.

At December 31, 2011, mortgage-related assets, including residential and commercial mortgage loans and mortgage-backed securities, total $2.3 billion and comprise 88.5% of total earning assets.  In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets.  In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them.  In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans.  By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates.  These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

The Company generally retained its liability sensitivity during the first six months of fiscal 2012 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, changed modestly during the year.  Specifically, the Company’s cumulative one-year gap percentage changed from -2.08% at June 30, 2011 to -2.22% at December 31, 2011 while the Company’s cumulative three-year gap percentage changed from +3.34% to +1.82 % over those same comparative periods.  The changes in gap noted indicate a modest decline in the proportion of earning assets repricing within the timeframes noted in relation to costing liabilities repricing within those same timeframes.

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

The effects of interest rate risk on the Company’s earnings are best demonstrated through a review of changes in market interest rates over the past several years and their impact on the Company’s net interest spread.  Following a period of historically low interest rates, the Federal Reserve Board of Governors steadily increased its target federal funds rate by 425 basis points from 1.00% in June 2004 to 5.25% in June 2007.  During that three-year period, federal funds rate and other shorter term market interest rates increased by a far greater degree than longer term market interest rates.  For example, the market yield on the one-year U.S. Treasury bill increased 284 basis points from 2.07% at June 30, 2004 to 4.91% at June 30, 2007.  By comparison, the market yield on the 10-year U.S. Treasury note increased by only 41 basis points from 4.62% to 5.03% over those same time periods.  The flattening yield curve during that three year period had an adverse impact on the Company’s net interest spread which decreased 67 basis points from 2.37% for the year ended June 30, 2004 to 1.70% for the year ended June 30, 2007.

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

During the first six months of fiscal 2012, short term interest rates generally remained stable at their historical lows with the yield on the one year U.S. Treasury bill falling seven basis points from 0.19% at June 30, 2011 to 0.12% at December 31, 2011.  However, over that same period, the market yield on the 10-year U.S. Treasury note decreased by 129 basis points from 3.18% to 1.89%.  The significant flattening of the yield curve during that period, coupled with the effects of the reported increase in nonaccrual loans and reallocation of earning assets from loans into securities, contributed significantly to the decline in the Company’s net interest spread which decreased to 2.44% for the six months ended December 31, 2011 compared to 2.56% for the prior fiscal year ended June 30, 2011.  As noted earlier, the Company is pursuing various strategies to mitigate the adverse effects of the flattening yield curve on its net interest spread and margin.  Such strategies include deploying excess liquidity in higher yielding interest-earning assets, such as commercial loans and investment securities, while continuing to lower its cost of interest-bearing liabilities by reducing deposit offering rates.  However, the risk of additional net interest rate spread and margin compression is significant as the yield on Company’s interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates compared to the lesser reductions in shorter term market interest rates that affect its cost of interest-bearing liabilities.

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

Given the discontinuation of external interest rate risk modeling by the OCC, the Company’s internal interest rate risk analysis became the primary tool by which it measures, monitors and manages interest rate risk.

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

As illustrated in the tables below, the Company’s NPV would be negatively impacted by an increase in interest rates.  This result is expected given the Company’s liability sensitivity noted earlier.  Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of the Bank’s interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Company’s assets compared to the beneficial impact arising from the reduced present value of its liabilities.  Hence, the Company’s NPV and NPV ratio decline in the increasing interest rate scenarios.  Historically low interest rates at December 31, 2011 preclude the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the Company’s internal NPV analysis as of December 31, 2011 and June 30, 2011, respectively.

		At December 31, 2011
				Net Portfolio Value
		Net Portfolio Value		as % of Present Value of Assets
					Net Portfolio	Basis Point
Changes in Rates (1)		$ Amount	$ Change	% Change	Value Ratio	Change
		(In Thousands)
+300	bps	240,894	-157,419	-40%	9.48%	-471	bps
+200	bps	313,835	-84,478	-21%	11.87%	-232	bps
+100	bps	367,077	-31,236	-8%	13.43%	-76	bps
0	bps	398,313	-	-	14.20%	-

		At June 30, 2011
				Net Portfolio Value
		Net Portfolio Value		as % of Present Value of Assets
					Net Portfolio	Basis Point
Changes in Rates (1)		$ Amount	$ Change	% Change	Value Ratio	Change
		(In Thousands)
+300	bps	246,546	-147,422	-37%	9.60%	-429	bps
+200	bps	308,629	-85,339	-22%	11.59%	-230	bps
+100	bps	361,606	-32,362	-8%	13.10%	-79	bps
0	bps	393,968	-	-	13.89%	-

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points.  Based upon the tables above, the Company’s sensitivity measure increased by 2 basis points from -230 basis points at June 30, 2011 to -232 basis points at December 31, 2011 which indicates a modest increase in the Bank’s sensitivity to movements in interest rates from period to period.

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

A significant contributor to the increase in the Company’s sensitivity measure during the most recent quarter was the decrease in its balance of short-term liquid assets in relation to other interest-earning assets.  As discussed earlier, cash and cash equivalents decreased $75.9 million to $146.6 million at December 31, 2011 from $222.6 million at June 30, 2011.  As discussed earlier, management had previously determined that the opportunity cost to earnings of maintaining a growing level of short-term liquid assets to fund potential loan growth outweighed the related benefits.  Consequently, a significant portion of the Company’s excess liquidity was deployed into comparatively higher yielding investments during the quarter ended December 31, 2011 while the average balance of interest-earning cash and equivalents is generally expected to be maintained at a comparatively lower level than that reported in recent quarters.  The deployment of a portion of the Company’s excess liquidity contributed to the increase in the sensitivity of NPV to movements in interest rates reported for the quarter ended December 31, 2011.

In addition to the overall decrease in short-term liquid assets, the change in the Company’s interest rate sensitivity also reflected other less noteworthy changes in the composition and allocation of the Company’s balance sheet from June 30, 2011 to December 31, 2011 as well as updates to modeling assumptions relating to mortgage loan and mortgage-backed security prepayment speeds.

Because the Company’s sensitivity measure and NPV ratio in the +200 bps scenario were within the applicable thresholds originally established by its prior regulator, the Company’s “TB 13a Level of Risk” was internally rated as “Minimal” based upon the results of its interest rate risk analysis as of December 31, 2011 and June 30, 2011.  TB-13a was the OTS’s primary regulatory guidance concerning the management of interest rate risk.

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

As illustrated in the tables below, the Company’s net interest income would be negatively impacted by an increase in interest rates. Like the NPV results presented earlier, this result is expected given the Company’s liability sensitivity noted earlier. Consistent with the NPV analysis above, the tables below also reflect an increase in sensitivity to movements in interest rates between the comparative periods resulting from the changes to balance sheet allocation and modeling assumptions discussed earlier.  In particular, the deployment of a portion of the Company’s excess liquidity during the quarter ended December 31, 2011 contributed to the increase in the sensitivity of net interest income to movements in interest rates.

At December 31, 2011
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$70,682	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	69,252	-1,431	-2.02
Immediate and permanent	Parallel	Static	+200 bps	One Year	66,881	-3,801	-5.38
Immediate and permanent	Parallel	Static	+300 bps	One Year	63,679	-7,003	-9.91

At June 30, 2011
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$71,589	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	70,361	-1,228	-1.71
Immediate and permanent	Parallel	Static	+200 bps	One Year	68,133	-3,456	-4.83
Immediate and permanent	Parallel	Static	+300 bps	One Year	62,925	-8,664	-12.10

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

At December 31, 2011, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended June 30, 2011, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2011.

	Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	October 1-31, 2011	252,300	$9.21	252,300	336,731
	November 1-30, 2011	121,200	$9.63	121,200	215,531
	December 1-31, 2011	107,000	$9.65	107,000	108,531
	Total	480,500	$9.41	480,500	108,531

(1)	On August 17, 2011, the Company announced the authorization of a sixth repurchase program for up to 845,031 shares or 5% of shares outstanding.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

	3.1	Charter of Kearny Financial Corp. (1)
	3.2	By-laws of Kearny Financial Corp. (2)
	4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
	10.1	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (2)
	10.2	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (2)
	10.3	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
	10.4	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)
	10.5	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
	10.6	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
	10.7	Directors Consultation and Retirement Plan (1)
	10.8	Benefit Equalization Plan (1)
	10.9	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
	10.10	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (3)
	10.11	Kearny Federal Savings Bank Director Life Insurance Agreement (4)
	10.12	Kearny Federal Savings Bank Executive Life Insurance Agreement (4)
	10.13	Kearny Financial Corp. Directors Incentive Compensation Plan (5)
	10.14	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer (6)
	11.0	Statement regarding computation of earnings per share (Filed herewith).
	31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document *
	101.SCH	XBRL Schema Document *
	101.CAL	XBRL Calculation Linkbase Document *
	101.LAB	XBRL Labels Linkbase Document *
	101.PRE	XBRL Presentation Linkbase Document *
	101.DEF	XBRL Definition Linkbase Document *

*
Submitted as Exhibits 101 to this Form 10-Q are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

KEARNY FINANCIAL CORP.

Date:	February 9, 2012	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	February 9, 2012	By:	/s/ Eric B. Heyer
Eric B. Heyer
Senior Vice President and
Chief Financial Officer
(Principal financial and accounting officer)