Form 10-Q
period 2012-03-31
Kearny Financial Corp.
filed 2012-05-10
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________________
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

	UNITED STATES		22-3803741
	(State or other jurisdiction of		(I.R.S. Employer
	incorporation or organization)		Identification Number)

	120 Passaic Ave., Fairfield, New Jersey	07004-3510
	(Address of principal executive offices)	(Zip Code)

	Registrant’s telephone number, including area code		973-244-4500

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 7, 2012.

$0.10 par value common stock - 66,971,840 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at March 31, 2012 and June 30, 2011 (Unaudited)	1

Consolidated Statements of Income for the Three and Nine Months
	Ended March 31, 2012 and March 31, 2011 (Unaudited)	2-3

Consolidated Statements of Changes in Stockholders’ Equity for the
	Nine Months Ended March 31, 2012 and March 31, 2011	4-5
(Unaudited)

	Consolidated Statements of Cash Flows for the Nine Months	6-7
Ended March 31, 2012 and March 31, 2011 (Unaudited)

	Notes to Consolidated Financial Statements (Unaudited)	8-58

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	59-85

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	86-93

Item 4:	Controls and Procedures	94

PART II - OTHER INFORMATION		95-97

SIGNATURES		98

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data, Unaudited)
	March 31,	June 30,
	2012	2011
Assets

Cash and amounts due from depository institutions	$40,139	$47,332
Interest-bearing deposits in other banks	71,993	175,248

Cash and Cash Equivalents	112,132	222,580

Securities available for sale (amortized cost $14,819 and $46,145)	12,923	44,673
Securities held to maturity (estimated fair value $34,999 and $107,052)	34,725	106,467
Loans receivable, including unamortized yield adjustments of $(1,433) and $(1,021)	1,260,600	1,268,351
Less allowance for loan losses	(9,100)	(11,767)

Net Loans Receivable	1,251,500	1,256,584

Mortgage-backed securities available for sale (amortized cost $1,254,120 and $1,032,407)	1,288,876	1,060,247
Mortgage-backed securities held to maturity (estimated fair value $1,227 and $1,416)	1,161	1,345
Premises and equipment	39,056	39,556
Federal Home Loan Bank of New York (“FHLB”) stock	13,558	13,560
Interest receivable	8,774	9,740
Goodwill	108,591	108,591
Bank owned life insurance	25,030	24,470
Other assets	13,746	16,323

Total Assets	$2,910,072	$2,904,136

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$152,468	$143,087
Interest-bearing	2,001,949	2,006,266

Total Deposits	2,154,417	2,149,353

Borrowings	247,648	247,642
Advance payments by borrowers for taxes	5,561	5,794
Deferred income tax liabilities, net	4,940	1,669
Other liabilities	11,309	11,804

Total Liabilities	2,423,875	2,416,262

Stockholders’ Equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none issued
and outstanding	-	-
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares
issued; 66,971,840 and 67,851,077 shares outstanding, respectively	7,274	7,274
Paid-in capital	215,466	215,258
Retained earnings	318,463	317,354
Unearned Employee Stock Ownership Plan shares; 715,247 shares
and 824,352 shares, respectively	(7,152)	(8,244)
Treasury stock, at cost; 5,765,660 shares and 4,886,423 shares, respectively	(67,330)	(59,200)
Accumulated other comprehensive income	19,476	15,432

Total Stockholders’ Equity	486,197	487,874

Total Liabilities and Stockholders’ Equity	$2,910,072	$2,904,136
See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Interest Income
Loans	$15,809	$17,416	$48,493	$46,095
Mortgage-backed securities	8,242	7,114	24,157	21,809
Securities:
Taxable	270	1,230	1,096	4,017
Tax-exempt	8	392	63	787
Other interest-earning assets	205	275	582	695
Total Interest Income	24,534	26,427	74,391	73,403

Interest Expense
Deposits	4,853	5,882	15,668	18,220
Borrowings	2,011	2,056	6,088	6,277
Total Interest Expense	6,864	7,938	21,756	24,497

Net Interest Income	17,670	18,489	52,635	48,906

Provision for Loan Losses	1,257	1,391	3,645	3,518

Net Interest Income after Provision
for Loan Losses	16,413	17,098	48,990	45,388

Non-Interest Income
Fees and service charges	594	613	1,859	1,382
Loss on sale of securities	-	(28)	(5)	(28)
Gain on sale of loans	217	35	526	47
Income from bank owned life insurance	186	191	560	528
Electronic banking fees and charges	224	208	695	489
Loss from REO operations	(1,357)	(5)	(3,560)	(55)
Miscellaneous	339	43	416	99
Total Non-Interest Income	203	1,057	491	2,462

Non-Interest Expenses
Salaries and employee benefits	8,538	8,082	25,082	22,432
Net occupancy expense of
premises	1,685	1,836	4,866	4,037
Equipment and systems	1,686	1,693	5,429	4,255
Advertising and marketing	220	252	842	768
Federal deposit insurance
premium	569	861	1,551	1,825
Directors’ compensation	168	174	491	982
Merger-related expenses	-	225	-	3,415
Miscellaneous	1,716	1,346	5,225	3,801
Total Non-Interest Expenses	$14,582	$14,469	$43,486	$41,515

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Income Before Income Taxes	$2,034	$3,686	$5,995	$6,335

Income Taxes	642	998	2,115	2,317

Net Income	$1,392	$2,688	$3,880	$4,018

Net Income per Common
Share (EPS):
Basic and Diluted	$0.02	$0.04	$0.06	$0.06

Weighted Average Number of
Common Shares Outstanding:
Basic and Diluted	66,243	67,054	66,571	67,105

Dividends Declared Per Common
Share	$0.05	$0.05	$0.15	$0.15

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended March 31, 2011
(In Thousands, Except Per Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2010	68,344	$7,274	$213,529	$312,844	$(9,698)	$(54,738)	$16,715	$485,926

Comprehensive loss:
Net income	-	-	-	4,018	-	-	-	4,018

Unrealized loss on securities available
for sale, net of deferred income tax
benefit of $5,211	-	-	-	-	-	-	(7,579)	(7,579)

Benefit plans, net of deferred income
tax expense of $4	-	-	-	-	-	-	5	5

Total comprehensive loss								(3,556)

ESOP shares committed to be released
(108 shares)	-	-	(108)	-	1,091	-	-	983

Dividends contributed for payment of
ESOP loan	-	-	104	-	-	-	-	104

Stock option expense	-	-	708	-	-	-	-	708

Treasury stock purchases	(369)	-	-	-	-	(3,316)	-	(3,316)

Restricted stock plan shares earned
(111 shares)	-	-	1,198	-	-	-	-	1,198

Tax effect from stock based
compensation	-	-	(240)	(124)	-	-	-	(364)

Cash dividends declared ($0.15/ public share)	-	-	-	(2,416)	-	-	-	(2,416)

Balance - March 31, 2011	67,975	$7,274	$215,191	$314,322	$(8,607)	$(58,054)	$9,141	$479,267

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended March 31, 2012
(In Thousands, Except Per Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2011	67,851	$7,274	$215,258	$317,354	$(8,244)	$(59,200)	$15,432	$487,874

Comprehensive income:
Net income	-	-	-	3,880	-	-	-	3,880

Unrealized gain on securities available
for sale, net of deferred income tax
expense of $2,631	-	-	-	-	-	-	3,859	3,859

Benefit plans, net of deferred income
tax expense of $128	-	-	-	-	-	-	185	185

Total Comprehensive income								7,924

ESOP shares committed to be released
(108 shares)	-	-	(67)	-	1,092	-	-	1,025

Dividends contributed for payment of
ESOP loan	-	-	118	-	-	-	-	118

Stock option expense	-	-	31	-	-	-	-	31

Treasury stock purchases	(879)	-	-	-	-	(8,130)	-	(8,130)

Restricted stock plan shares earned
(12 shares)	-	-	126	-	-	-	-	126

Cash dividends declared ($0.15/ public share)	-	-	-	(2,321)	-	-	-	(2,321)

Cash dividend to Kearny MHC	-	-	-	(450)	-	-	-	(450)

Balance - March 31, 2012	66,972	$7,274	$215,466	$318,463	$(7,152)	$(67,330)	$19,476	$486,197

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2012	2011

Cash Flows from Operating Activities:
Net income	$3,880	$4,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,993	1,577
Net amortization of premiums, discounts and loan fees and costs	6,447	2,606
Deferred income taxes	511	80
Amortization of intangible assets	118	-
Amortization of benefit plans’ unrecognized net loss	30	51
Provision for loan losses	3,645	3,518
Loss on write-down and sales of real estate owned	3,271	13
Realized gain on sale of loans	(526)	(47)
Proceeds from sale of loans	5,872	1,967
Realized loss on sale of mortgage-backed securities held to maturity	5	28
Realized gain on disposition of premises and equipment	(1)	-
Increase in cash surrender value of bank owned life insurance	(560)	(528)
ESOP, stock option plan and restricted stock plan expenses	1,182	2,889
Decrease in interest receivable	966	695
Decrease in other assets	718	68
Decrease in interest payable	(32)	(200)
Decrease in other liabilities	(446)	(240)

Net Cash Provided by Operating Activities	27,073	16,495

Cash Flows from Investing Activities:
Proceeds from calls and maturities of securities available for sale	30,598	25,610
Proceeds from repayments of securities available for sale	650	921
Purchase of securities held to maturity	(1,775)	(68,733)
Proceeds from calls and maturities of securities held to maturity	72,760	197,170
Proceeds from repayments of securities held to maturity	717	480
Purchase of loans	(54,460)	(1,437)
Net decrease in loans receivable	49,454	69,384
Proceeds from sale of real estate owned	224	531
Purchases of mortgage-backed securities available for sale	(455,370)	(379,306)
Principal repayments on mortgage-backed securities available for sale	225,944	164,688
Principal repayments on mortgage-backed securities held to maturity	159	259
Proceeds from sale of mortgage-backed securities held to maturity	27	34
Purchase of FHLB stock	(1,800)	(2,250)
Redemption of FHLB stock	1,802	2,701
Cash paid in merger, net of cash acquired	-	(24,529)
Proceeds from cash settlement of premises and equipment	3	-
Proceeds from insurance claim on REO	-	82
Additions to premises and equipment	(1,495)	(936)

Net Cash Used in Investing Activities	$(132,562)	$(15,331)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2012	2011

Cash Flows from Financing Activities:
Net increase in deposits	$5,525	$41,143
Repayment of long-term FHLB advances	(59)	(10,026)
Increase in other short-term borrowings	177	775
Decrease in advance payments by borrowers for taxes	(233)	(221)
Dividends paid to stockholders of Kearny Financial Corp.	(2,357)	(2,425)
Purchase of common stock of Kearny Financial Corp. for treasury	(8,130)	(3,316)
Dividends contributed for payment of ESOP loan	118	104
Tax effect from stock based compensation	-	(364)

Net Cash (Used in) Provided by Financing Activities	(4,959)	25,670

Net (Decrease) Increase in Cash and Cash Equivalents	(110,448)	26,834

Cash and Cash Equivalents – Beginning	222,580	181,422

Cash and Cash Equivalents – Ending	$112,132	$208,256

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$1,836	$3,603

Interest	$21,788	$24,697

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$1,157	$871

Fair value of assets acquired, net of cash and cash equivalents acquired	$-	$559,113

Fair value of liabilities assumed	$-	$534,584

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

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, changes in stockholders’ equity and cash flows in conformity with generally accepted accounting principles (“GAAP”).  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three and nine month periods ended March 31, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Nine Months Ended
	March 31, 2012			March 31, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$1,392			$3,880
Basic earnings per share,
income available to
common stockholders	$1,392	66,243	$0.02	$3,880	66,571	$0.06
Effect of dilutive securities:
Stock options	-	-		-	-

	$1,392	66,243	$0.02	$3,880	66,571	$0.06

	Three Months Ended			Nine Months Ended
	March 31, 2011			March 31, 2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$2,688			$4,018
Basic earnings per share,
income available to
common stockholders	$2,688	67,054	$0.04	$4,018	67,105	$0.06
Effect of dilutive securities:
Stock options	-	-		-	-

	$2,688	67,054	$0.04	$4,018	67,105	$0.06

During the three and nine months ended March 31, 2012, the average number of options which were considered anti-dilutive totaled approximately 3,233,000 and 3,233,000, respectively.  During the three and nine months ended March 31, 2011, the average number of options which were considered anti-dilutive totaled approximately 3,168,000 and 3,191,000, respectively.

4.  SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2012, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05 which amends FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years, and interim periods within those years, beginning after December 31, 2011 for public entities. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for public companies.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

6.  STOCK REPURCHASE PLANS

On March 23, 2012, the Company announced the completion of its stock repurchase plan originally announced on August 17, 2011 through which it repurchased a total of 845,031 shares at a total cost of $7.8 million and at an average cost per share of $9.24.  On that same day, the Company announced that the Board of Directors authorized a new stock repurchase plan to acquire up to 802,780 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  All shares under this latest plan remain available for repurchase at March 31, 2012.

7.  DIVIDEND WAIVER

During the nine months ended March 31, 2012, Kearny MHC, the federally chartered mutual holding company of the Company waived its right, in accordance with the non-objection previously granted by the Federal Reserve Bank (“FRB”), to receive cash dividends of approximately $7.2 million declared on the 50,916,250 shares of Company common stock it owns.  The MHC elected to receive $450,000 of dividends during the quarter ended March 31, 2012.

8.  SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair values of securities at March 31, 2012 and June 30, 2011 and stratification by contractual maturity of securities at March 31, 2012 are presented below:

	At March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Debt securities:
Trust preferred securities	$8,869	$-	$1,959	$6,910
U.S. agency securities	5,950	64	1	6,013

Total debt securities	14,819	64	1,960	12,923

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	2,724	26	-	2,750

Total collateralized mortgage
obligations	2,724	26	-	2,750

Mortgage pass-through securities:
Government National Mortgage Association	11,211	915	19	12,107
Federal Home Loan Mortgage Corporation	469,284	11,479	380	480,383
Federal National Mortgage Association	770,901	22,935	200	793,636

Total mortgage pass-through securities	1,251,396	35,329	599	1,286,126

Total mortgage-backed securities	1,254,120	35,355	599	1,288,876
Total securities available for sale	$1,268,939	$35,419	$2,559	$1,301,799

	At March 31, 2012
	Amortized Cost	Carrying Value
	(In Thousands)
Debt securities:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	45	46
Due after ten years	14,774	12,877

Total	$14,819	$12,923

	At June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Debt securities:
Trust preferred securities	$8,863	$-	$1,416	$7,447
U.S. agency securities	6,657	-	66	6,591
Obligations of state and political
subdivisions	30,625	10	-	30,635

Total debt securities	46,145	10	1,482	44,673

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	3,437	28	-	3,465

Total collateralized mortgage
obligations	3,437	28	-	3,465

Mortgage pass-through securities:
Government National Mortgage Association	12,614	991	24	13,581
Federal Home Loan Mortgage Corporation	380,387	10,092	31	390,448
Federal National Mortgage Association	635,969	17,175	391	652,753

Total mortgage pass-through securities	1,028,970	28,258	446	1,056,782

Total mortgage-backed securities	1,032,407	28,286	446	1,060,247
Total securities available for sale	$1,078,552	$28,296	$1,928	$1,104,920

There were no sales of securities from the available for sale portfolio during the nine months ended March 31, 2012 and March 31, 2011.  At March 31, 2012 and June 30, 2011, securities available for sale with carrying values of approximately $294.5 million and $317.8 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  As of those same dates, securities available for sale with carrying values of approximately $8.0 million and $10.6 million, respectively, were pledged to secure public funds on deposit.

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

9.  SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of securities at March 31, 2012 and June 30, 2011 and stratification by contractual maturity of securities at March 31, 2012 are presented below:

	March 31, 2012
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. agency securities	$32,701	$273	$-	$32,974
Obligations of state and political
subdivisions	2,024	1	-	2,025

Total debt securities	34,725	274	-	34,999

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	44	5	-	49
Federal National Mortgage Association	547	60	-	607
Non-agency securities	160	-	13	147

Total collateralized mortgage
obligations	751	65	13	803

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	127	4	-	131
Federal National Mortgage Association	283	10	-	293

Total mortgage pass-through securities	410	14	-	424

Total mortgage-backed
securities	1,161	79	13	1,227

Total securities held to maturity	$35,886	$353	$13	$36,226

	At March 31, 2012
	Carrying Value	Fair Value
	(In Thousands)
Debt securities:
Due in one year or less	$2,024	$2,025
Due after one year through five years	32,701	32,974
Due after five years through ten years	-	-
Due after ten years	-	-

Total	$34,725	$34,999

	At June 30, 2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
U.S. agency securities	$103,458	$576	$1	$104,033
Obligations of state and political
subdivisions	3,009	10	-	3,019

Total debt securities	106,467	586	1	107,052

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	67	5	-	72
Federal National Mortgage Association	618	68	-	686
Non-agency securities	203	1	17	187

Total collateralized mortgage
obligations	888	74	17	945

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	145	4	-	149
Federal National Mortgage Association	312	10	-	322

Total mortgage pass-through securities	457	14	-	471

Total mortgage-backed
securities	1,345	88	17	1,416

Total securities held to maturity	$107,812	$674	$18	$108,468

During the nine months ended March 31, 2012 and March 31, 2011, proceeds from sales of securities held to maturity totaled $27,000 and $34,000, respectively, resulting in gross losses of approximately $5,000 and $28,000, respectively.  The proceeds and losses during each comparative period were fully attributable to the sale of non-investment grade, non-agency collateralized mortgage obligations.  The securities were originally acquired as investment grade securities upon the in-kind redemption of the Bank’s interest in the AMF Ultra Short Mortgage Fund during the first quarter of fiscal 2009.  The rating of the securities subsequently declined below investment grade resulting in their eligibility for sale from the held-to-maturity portfolio without tainting the status of the remaining securities within the portfolio.

At March 31, 2012 and June 30, 2011, held to maturity securities were not utilized as collateral for borrowings nor pledged to secure public funds on deposit.

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

10.  IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at March 31, 2012 and June 30, 2011.  The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented.  Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing the reported impairments as “temporary” versus “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
At March 31, 2012:
Trust preferred securities	$-	$-	$5,910	$1,959	$5,910	$1,959
U.S. agency securities	-	-	119	1	119	1
Mortgage pass-through securities	119,231	534	1,109	65	120,340	599

Total	$119,231	$534	$7,138	$2,025	$126,369	$2,559

At June 30, 2011:
Trust preferred securities	$-	$-	$6,447	$1,416	$6,447	$1,416
U.S. agency securities	3,631	63	2,896	3	6,527	66
Mortgage pass-through securities	85,831	366	1,221	80	87,052	446

Total	$89,462	$429	$10,564	$1,499	$100,026	$1,928

The number of available for sale securities with unrealized losses at March 31, 2012 totaled 35 comprising four single-issuer trust preferred securities, one U.S. agency security, and 30 mortgage pass-through securities.  The number of available for sale securities with unrealized losses at June 30, 2011 totaled 42 comprising four single-issuer trust preferred securities, six U.S. agency securities and 32 mortgage pass-through securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
At March 31, 2012:
Collateralized mortgage obligations	$-	$-	$131	$13	$131	$13

Total	$-	$-	$131	$13	$131	$13

At June 30, 2011:
U.S. agency securities	$13,388	$1	$-	$-	$13,388	$1
Collateralized mortgage obligations	-	-	149	17	149	17

Total	$13,388	$1	$149	$17	$13,537	$18

The number of held to maturity securities with unrealized losses at March 31, 2012 totaled 11 collateralized mortgage obligations.  The number of held to maturity securities with unrealized losses at June 30, 2011 totaled 13 comprising 11 collateralized mortgage obligations and two U.S. agency securities.

Mortgage-backed Securities.  The carrying value of the Company’s mortgage-backed securities totaled $1.29 billion at March 31, 2012 and comprised 96.4% of total investments and 44.3% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored entities such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of March 31, 2012 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency mortgage-backed securities with unrealized losses at March 31, 2012 to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies, the Company also maintains a nominal balance of non-agency mortgage-backed securities at March 31, 2012.  Unlike agency mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

For example, during both fiscal 2011 and the first nine months of fiscal 2012, the Company re-evaluated its intent regarding the retention or sale of its impaired, non-agency collateralized mortgage obligations whose credit-ratings had fallen below investment grade.  The Company considered the combined effects of the severe deterioration of the securities’ credit ratings since their acquisition as investment grade securities and the actual and anticipated cash flow losses that characterized most of the securities.  Based on these factors, the Company modified its intent regarding these impaired securities from “hold to recovery of amortized cost” to “sell” and sold such securities during the periods noted.

At March 31, 2012, the Company's remaining portfolio of non-agency CMOs included 11 held-to-maturity securities totaling $160,000.  Ten of these securities totaling $154,000 were impaired but retained their investment grade rating by one or more rating agencies while one security totaling approximately $6,400 had fallen below investment grade at March 31, 2012.  The Company has not decided to sell the impaired securities as of March 31, 2012 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  However, the Company may re-evaluate its intent regarding the one non-investment grade security during the quarter ending June 30, 2012.

In light of the factors noted above, the Company does not consider its balance of non-agency mortgage-backed securities with unrealized losses at March 31, 2012 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Securities.  The carrying value of the Company’s U.S. agency debt securities totaled $38.7 million at March 31, 2012 and comprised 2.9% of total investments and 1.3% of total assets as of that date.  Such securities are comprised of $32.7 million of U.S. agency debentures and $6.0 million of securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government sponsored entity.

With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debt securities are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on supply and demand.

With regard to interest rates, the Company’s SBA securities are variable rate investments whose interest coupons are generally based on the Prime index minus a margin.  Based upon the historically low level of short term market interest rates, of which the Prime index is one measure, the current yields on these securities are comparatively low.  Consequently, the fair value of the SBA securities, as determined based upon the market price of these securities, reflects the adverse effects of the historically low short term, market interest rates at March 31, 2012.

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

Unlike its SBA securities, the Company’s U.S. agency debentures are fixed rate investments whose fair values over time generally reflect movements in comparatively longer term market interest rates.  At March 31, 2012, there were no unrealized losses applicable to the Company’s fixed rate, U.S. agency debentures.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of March 31, 2012 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its balance of U.S. agency securities with unrealized losses at March 31, 2012 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities.  The outstanding balance of the Company’s trust preferred securities totaled $6.9 million at March 31, 2012 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of March 31, 2012, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

Specifically, impairments associated with investment-grade trust preferred securities are generally categorized as “noncredit-related” given the nominal level of credit losses that would be expected based upon such ratings.  At March 31, 2012, the Company owned two securities at an amortized cost of $2.9 million that were consistently rated as investment grade by Moody’s and Standard & Poor’s Financial Services (“S&P”).  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month Libor plus a margin.  Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at March 31, 2012.

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

At March 31, 2012, the Company owned two securities at an amortized cost of $4.9 million that were rated as below investment grade by both S&P and Moody’s.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

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

While all of its trust preferred securities are classified as available for sale, the Company has both the ability and intent, as of the periods presented, to hold the impaired securities until their fair values recover to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of March 31, 2012 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at nominal discounts.  Accordingly, the Company expects that the securities will not be settled for a price less than their amortized cost.

In light of the factors noted above, the Company does not consider its investments in trust preferred securities with unrealized losses at March 31, 2012 to be “other-than-temporarily” impaired as of that date.

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

At March 31, 2012, the remaining outstanding principal balance and carrying amount of the credit-impaired loans acquired from Central Jersey totaled approximately $13,198,000 and $9,069,000, respectively.  By comparison, at June 30, 2011, the remaining outstanding principal balance and carrying amount of such loans totaled approximately $14,379,000 and $10,636,000, respectively.

The carrying amount of credit-impaired loans acquired from Central Jersey for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $4,357,000 and $3,601,000 at March 31, 2012 and June 30, 2011, respectively.

The balance of the allowance for loan losses at March 31, 2012 included approximately $27,000 of valuation allowances for a specifically identified impairment attributable to one credit-impaired loan acquired from Central Jersey.  The net increase in the valuation allowance was recorded through the provision for loan losses in recognition of the additional impairment recognized on the applicable loan subsequent to its acquisition.  The amount of that impairment totaled $40,000 at June 30, 2011 and declined by $13,000 to approximately $27,000 during the nine months ended March 31, 2012 resulting from payments received from the borrower which reduced the carrying value of the applicable loan thereby reducing the amount of the impairment.

The following tables present the changes in the accretable yield relating to the impaired loans acquired from Central Jersey for the three and nine months ended March 31, 2012 and March 31, 2011.

	Three Months Ended March 31, 2012 (in thousands)	Three Months Ended March 31, 2011 (in thousands)
Beginning balance	$1,554	$2,075
Additions resulting from acquisition	-	-
Accretion to interest income	(70)	(91)
Disposals	-	(5)
Reclassifications from/(to) nonaccretable difference	-	-
Ending balance	$1,484	$1,979

	Nine Months Ended March 31, 2012 (in thousands)	Nine Months Ended March 31, 2011 (in thousands)
Beginning balance	$1,718	$-
Additions resulting from acquisition	-	2,105
Accretion to interest income	(234)	(121)
Disposals	-	(5)
Reclassifications from/(to) nonaccretable difference	-	-
Ending balance	$1,484	$1,979

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

During the prior quarter ended December 31, 2011, the Bank modified its loan classification and charge off practices to more closely align them to those of other institutions regulated by the Office of the Controller of the Currency (“OCC”).  The OCC succeeded the Office of Thrift Supervision (“OTS”) as the Bank’s primary regulator effective July 21, 2011.  The classification of loan impairment as “Loss” is now based upon a confirmed expectation for loss, rather than simply equating impairment with a “Loss” classification by default.  For loans primarily secured by real estate, the expectation for loss is generally confirmed when: (a) impairment is identified on a loan individually evaluated in the manner described below and, (b) the loan is presumed to be collateral-dependent such that the source of loan repayment is expected to arise solely from sale of the collateral securing the applicable loan.  Impairment identified on non-collateral-dependent loans may or may not be eligible for a “Loss” classification depending upon the other salient facts and circumstances that effect the manner and likelihood of loan repayment. However, loan impairment that is classified as “Loss” is now charged off against the ALLL concurrent with that classification rather than deferring the charge off of confirmed expected losses until they are “realized”.

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

The Company’s allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is generally performed monthly.  Based upon the results of the classification of assets and credit file review processes described earlier, the Company first identifies the loans that must be reviewed individually for impairment.  Factors considered in identifying individual loans to be reviewed include, but may not be limited to, loan type, classification status, contractual payment status, performance/accrual status and impaired status.

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

A reviewed loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Once a loan is determined to be impaired, management performs an analysis to determine the amount of impairment associated with that loan.

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

The Company establishes valuation allowances in the fiscal period during which the loan impairments are identified.  The results of management’s individual loan impairment evaluations are validated by the Company’s third party loan review firm during their quarterly, independent review.  Such valuation allowances are adjusted in subsequent fiscal periods, where appropriate, to reflect any changes in carrying value or fair value identified during subsequent impairment evaluations which are generally updated monthly by management.

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

By contrast, the timing of charges offs regarding the impairment associated with secured loans has historically been far more variable.  The Company’s secured loans, comprising a large majority of its loan total portfolio, consist primarily of residential and nonresidential mortgage loans and commercial/business loans secured by properties located in New Jersey where the foreclosure process currently takes 24-36 months to complete.  Prior to the quarter ended December 31, 2011, charge offs of the impairment identified on loans secured by real estate were generally recognized upon completion of foreclosure at which time: (a) the property was brought into real estate owned at its fair value, less estimated selling costs, (b) any portion of the loan’s carrying value in excess of that amount was charged off against the ALLL, and (c) the historical loss factors used in the Company’s ALLL calculations were updated to reflect the actual realized loss.  Accordingly, the historical loss factors used in the Company’s allowance for loan loss calculations during prior periods did not reflect the probable losses on impaired loans until such time that the losses were realized as charge offs.

As a result of the noted changes to the Company’s loan classification and charge off practices during the quarter ended December 31, 2011, the charge off of impairments relating to secured loans are now generally recognized upon the confirmation of an expected loss rather than deferring the charge off of loan impairments until such losses are realized.

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

Regardless, the Company expects that the recognition of charge offs based upon confirmed expected losses rather than realized losses will generally accelerate the timing of their recognition in the future compared to prior periods.  Toward that end, the adoption of this change to the Company’s ALLL methodology during the quarter ended December 31, 2011 resulted in the charge off of approximately $4.2 million of confirmed expected losses during the quarter for which valuation allowances had been established for impairments identified during prior periods.  The historical loss factors used in the Company’s allowance for loan loss calculations as of December 31, 2011 were updated to reflect these charge offs and have continued to reflect the charge off of confirmed expected losses since that time.

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

During prior periods, the aggregate outstanding principal balance of the non-impaired loans within each loan category was simply multiplied by the applicable environmental loss factor, as described above, to estimate the level of probable losses based upon the qualitative risk criteria.  To more closely align its ALLL calculation methodology to that of other institutions regulated by the OCC , the Company modified its ALLL calculation methodology to explicitly incorporate its existing credit-rating classification system into the calculation of environmental loss factors by loan type.  Toward that end, the Company implemented the use of risk-rating classification “weights” into its calculation of environmental loss factors beginning as of December 31, 2011.

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

The following tables present the balance of the allowance for loan losses at March 31, 2012 and June 30, 2011 based upon the calculation methodology described above.  The table identifies the valuation allowances attributable to identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as those valuation allowances for impairments on loans evaluated collectively.  The underlying balance of loans receivable applicable to each category is also presented.  The balance of loans receivable reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable at March 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$1,069	$457	$-	$-	$94	$-	$-	$1,620
Loans collectively evaluated for impairment	3,131	2,319	297	339	280	32	12	6,410
Allowance for loan losses on originated and purchased loans	4,200	2,776	297	339	374	32	12	8,030
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	27	-	-	-	27
Other acquired loans individually evaluated for impairment	-	-	-	450	-	-	-	450
Loans collectively evaluated for impairment	3	184	11	327	45	21	2	593
Allowance for loan losses on loans acquired at fair value	3	184	11	804	45	21	2	1,070
Total allowance for loan losses	$4,203	$2,960	$308	$1,143	$419	$53	$14	$9,100

Allowance for Loan Losses and Loans Receivable at March 31, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the three months ended March 31, 2012:
At December 31, 2011:
Allocated	$4,329	$2,664	$207	$997	$330	$54	$15	$8,596
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	4,329	2,664	207	997	330	54	15	8,596
Total charge offs	(712)	-	-	(14)	(29)	-	(1)	(756)
Total recoveries	1	-	-	-	-	-	2	3
Total allocated provisions	585	296	101	160	118	(1)	(2)	1,257
Total unallocated provisions	-	-	-	-	-	-	-	-
At March 31, 2012:
Allocated	4,203	2,960	308	1,143	419	53	14	9,100
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$4,203	$2,960	$308	$1,143	$419	$53	$14	$9,100

Allowance for Loan Losses and Loans Receivable at March 31, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the nine months ended March 31, 2012:
At June 30, 2011:
Allocated	$6,644	$3,336	$289	$880	$322	$49	$14	$11,534
Unallocated	-	-	-	-	-	-	-	233
Total allowance for loan losses	6,644	3,336	289	880	322	49	14	11,767
Total charge offs	(5,319)	(483)	(73)	(340)	(132)	-	(7)	(6,354)
Total recoveries	2	36	-	-	2	-	2	42
Total allocated provisions	2,876	71	92	603	227	4	5	3,878
Total unallocated provisions	-	-	-	-	-	-	-	(233)
At March 31, 2012:
Allocated	4,203	2,960	308	1,143	419	53	14	9,100
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$4,203	$2,960	$308	$1,143	$419	$53	$14	$9,100

Allowance for Loan Losses and Loans Receivable at March 31, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$17,386	$7,979	$507	$1,093	$939	$-	$-	$27,904
Loans collectively evaluated for impairment	545,339	286,128	12,658	26,040	77,801	9,647	4,384	961,997
Total originated and purchased loans	562,725	294,107	13,165	27,133	78,740	9,647	4,384	989,901
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	1,536	963	6,570	-	-	-	9,069
Other acquired loans individually evaluated for impairment	-	2,027	935	931	922	175	-	4,990
Loans collectively evaluated for impairment	2,386	144,706	8,938	60,307	21,004	20,493	239	258,073
Total loans acquired at fair value	2,386	148,269	10,836	67,808	21,926	20,668	239	272,132
Total loans	$565,111	$442,376	$24,001	$94,941	$100,666	$30,315	$4,623	1,262,033
Unamortized yield adjustments								(1,433)
Loans receivable								$1,260,600

Allowance for Loan Losses and Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$4,061	$1,503	$105	$275	$-	$-	$-	$5,944
Loans collectively evaluated for impairment	2,581	1,738	177	147	304	36	10	4,993
Allowance for loan losses on originated and purchased loans	6,642	3,241	282	422	304	36	10	10,937
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	40	-	-	-	40
Other acquired loans individually evaluated for impairment	-	-	-	377	-	-	-	377
Loans collectively evaluated for impairment	2	95	7	41	18	13	4	180
Allowance for loan losses on loans acquired at fair value	2	95	7	458	18	13	4	597
Allocated allowance for loan losses	$6,644	$3,336	$289	$880	$322	$49	$14	11,534
Unallocated allowance for loan losses								233
Total allowance for loan losses								$11,767

Allowance for Loan Losses and Loans Receivable at June 30, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$16,051	$3,064	$612	$2,625	$167	$93	$-	$22,612
Loans collectively evaluated for impairment	592,209	216,885	7,666	20,203	81,731	9,874	3,288	931,856
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	2,583	316	7,737	-	-	-	10,636
Other acquired loans individually evaluated for impairment	-	2,123	726	1.198	37	-	-	4,084
Loans collectively evaluated for impairment	2,641	159,035	12,278	73,238	29,543	22,958	491	300,184
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	1,269,372
Unamortized yield adjustments								(1,021)
Loans receivable								$1,268,351

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at March 31, 2012 and June 30, 2011.

Credit-Rating Classification of Loans Receivable at March 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Non-classified	$543,742	$279,018	$12,509	$22,716	$77,568	$9,563	$4,382	$949,498
Classified:
Special mention	1,046	3,953	149	1,013	232	-	-	6,393
Substandard	17,937	10,805	507	3,404	940	84	2	33,679
Doubtful	-	331	-	-	-	-	-	331
Loss	-	-	-	-	-	-	-	-
Total classified loans	18,983	15,089	656	4,417	1,172	84	2	40,403
Total originated and purchased loans	562,725	294,107	13,165	27,133	78,740	9,647	4,384	989,901
Loans acquired at fair value
Non-classified	2,386	135,679	8,938	51,757	20,883	20,380	232	240,255
Classified:
Special mention	-	5,064	-	7,321	121	113	4	12,623
Substandard	-	7,526	1,898	8,148	922	175	3	18,672
Doubtful	-	-	-	582	-	-	-	582
Loss	-	-	-	-	-	-	-	-
Total classified loans	-	12,590	1,898	16,051	1,043	288	7	31,877
Total loans acquired at fair value	2,386	148,269	10,836	67,808	21,926	20,668	239	272,132
Total loans	$565,111	$442,376	$24,001	$94,941	$100,666	$30,315	$4,623	$1,262,033

Credit-Rating Classification of Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Non-classified	$586,813	$213,042	$7,666	$20,203	$81,454	$9,850	$3,284	$922,312
Classified:
Special mention	1,084	1,052	-	151	277	24	-	2,588
Substandard	16,302	4,352	507	2,199	167	93	4	23,624
Doubtful	-	-	-	-	-	-	-	-
Loss	4,061	1,503	105	275	-	-	-	5,944
Total classified loans	21,447	6,907	612	2,625	444	117	4	32,156
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Non-classified	2,641	153,231	11,698	70,544	29,136	22,111	490	289,851
Classified:
Special mention	-	4,791	580	2,135	200	847	-	8,553
Substandard	-	5,719	1,042	8,463	244	-	1	15,469
Doubtful	-	-	-	614	-	-	-	614
Loss	-	-	-	417	-	-	-	417
Total classified loans	-	10,510	1,622	11,629	444	847	1	25,053
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

Contractual Payment Status of Loans Receivable at March 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Current	$545,123	$287,434	$11,636	$23,842	$78,343	$9,579	$4,272	$960,229
Past due:
30-59 days	3,081	277	1,022	-	91	68	91	4,630
60-89 days	1,035	421	-	-	97	-	19	1,572
90+ days	13,486	5,975	507	3,291	209	-	2	23,470
Total past due	17,602	6,673	1,529	3.291	397	68	112	29,672
Total originated and purchased loans	562,725	294,107	13,165	27,133	78,740	9,647	4,384	989,901
Loans acquired at fair value
Current	1,969	143,312	9,585	63,270	21,030	19,988	220	259,374
Past due:
30-59 days	417	1,282	-	1,388	180	467	15	3,749
60-89 days	-	286	-	198	121	38	3	646
90+ days	-	3,389	1,251	2,952	595	175	1	8,363
Total past due	417	4,957	1,251	4,538	896	680	19	12,758
Total loans acquired at fair value	2,386	148,269	10,836	67,808	21,926	20,668	239	272,132
Total loans	$565,111	$442,376	$24,001	$94,941	$100,666	$30,315	$4,623	$1,262,033

Contractual Payment Status of Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Current	$586,028	$215,220	$7,432	$20,203	$81,416	$9,850	$3,183	$923,332
Past due:
30-59 days	2,608	2,624	234	-	235	-	10	5,711
60-89 days	1,084	61	-	-	99	24	74	1,342
90+ days	18,540	2,044	612	2,625	148	93	21	24,083
Total past due	22,232	4,729	846	2,625	482	117	105	31,136
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Current	2,641	156,066	11,698	75,351	28,698	21,898	456	296,808
Past due:
30-59 days	-	416	-	1,510	496	683	34	3,139
60-89 days	-	4,642	580	2,237	349	377	-	8,185
90+ days	-	2,617	1,042	3,075	37	-	1	6,772
Total past due	-	7,675	1,622	6,822	882	1,060	35	18,096
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

The following tables present information relating to the Company’s nonperforming and impaired loans at March 31, 2012 and June 30, 2011.  Loans reported as “90+ days past due and accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable at March 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Performing	$547,129	$286,128	$12.658	$23,841	$77,910	$9,647	$4,382	$961,695
Nonperforming:
90+ days past due accruing	-	-	-	2,199	-	-	-	2,199
Nonaccrual	15,596	7,979	507	1,093	830	-	2	26,007
Total nonperforming	15,596	7,979	507	3,292	830	-	2	28,206
Total originated and purchased loans	562,725	294,107	13,165	27,133	78,740	9,647	4,384	989,901
Loans acquired at fair value
Performing	2,386	144,152	8,938	64,656	21,129	20,493	238	261,992
Nonperforming:
90+ days past due accruing	-	867	-	50	-	-	-	917
Nonaccrual	-	3,250	1,898	3,102	797	175	1	9,223
Total nonperforming	-	4,117	1,898	3,152	797	175	1	10,140
Total loans acquired at fair value	2,386	148,269	10,836	67,808	21,926	20,668	239	272,132
Total loans	$565,111	$442,376	$24,001	$94,941	$100,666	$30,315	$4,623	$1,262,033

Performance Status of Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Performing	$589,281	$216,885	$7,666	$20,203	$81,731	$9,874	$3,267	$928,907
Nonperforming:
90+ days past due accruing	14,923	-	-	-	-	-	-	14,923
Nonaccrual	4,056	3,064	612	2,625	167	93	21	10,638
Total nonperforming	18,979	3,064	612	2,625	167	93	21	25,561
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Performing	2,641	159,376	12,278	78,214	29,543	22,958	490	305,500
Nonperforming:
90+ days past due accruing	-	-	-	1,718	-	-	-	1,718
Nonaccrual	-	4,365	1,042	2,241	37	-	1	7,686
Total nonperforming	-	4,365	1,042	3,959	37	-	1	9,404
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

Impairment Status of Loans Receivable at March 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$545,339	$286,128	$12,658	$26,040	$77,801	$9,647	$4,384	$961,997
Impaired loans:
Impaired loans with no allowance for impairment	12,491	5,974	507	1,093	762	-	-	20,827
Impaired loans with allowance for impairment:
Unpaid principal balance	4,895	2,004	-	-	178	-	-	7,077
Allowance for impairment	(1,069)	(457)	-	-	(94)	-	-	(1,620)
Balance of impaired loans net of allowance for impairment	3,826	1,547	-	-	84	-	-	5,457
Total impaired loans, excluding allowance	17,386	7,979	507	1,093	939	-	-	27,904
Total originated and purchased loans	562,725	294,107	13,165	27,133	78,740	9,647	4,384	989,901
Loans acquired at fair value
Non-impaired loans	2,386	144,706	8,938	60,307	21,004	20,493	239	258,073
Impaired loans:
Impaired loans with no allowance for impairment	-	3,563	1,898	7,014	922	175	-	13,572
Impaired loans with allowance for impairment:
Unpaid principal balance	-	-	-	487	-	-	-	487
Allowance for impairment	-	-	-	(477)	-	-	-	(477)
Balance of impaired loans net of allowance for impairment	-	-	-	10	-	-	-	10
Total impaired loans, excluding allowance	-	3,563	1,898	7,501	922	175	-	14,059
Total loans acquired at fair value	2,386	148,269	10,836	67,808	21,926	20,668	239	272,132
Total loans	$565,111	$442,376	$24,001	$94,941	$100,666	$30,315	$4,623	$1,262,033

Impairment Status of Loans Receivable at March 31, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$21,850	$8,069	$525	$1,105	$955	$-	$-	$32,504
Loans acquired at fair value	-	4,058	2,534	10,545	943	175	-	18,255
Total impaired loans	$21,850	$12,127	$3,059	$11,650	$1,898	$175	$-	$50,759

For the three months ended March 31, 2012
Average balance of impaired loans	$17,886	$11,144	$1,920	$9,718	$1,738	$152	$-	$42,558
Interest earned on impaired loans	$16	$29	$-	$75	$5	$-	$-	$125

For the nine months ended March 31, 2012
Average balance of impaired loans	$17,850	$10,997	$1,903	$10,836	$1,197	$155	$-	$42,938
Interest earned on impaired loans	$576	$91	$-	$226	$22	$-	$-	$915

Impairment Status of Loans Receivable at June 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$592,209	$216,885	$7,666	$20,203	$81,731	$9,874	$3,288	$931,856
Impaired loans:
Impaired loans with no allowance for impairment	2,850	1,561	507	2,350	167	93	-	7,528
Impaired loans with allowance for impairment:
Unpaid principal balance	13,201	1,503	105	275	-	-	-	15,084
Specific allowance for impairment	(4,061)	(1,503)	(105)	(275)	-	-	-	(5,944)
Balance of impaired loans net of allowance for impairment	9,140	-	-	-	-	-	-	9,140
Total impaired loans, excluding allowance	16,051	3,064	612	2,625	167	93	-	22,612
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Non-impaired loans	2,641	159,035	12,278	73,238	29,543	22,958	491	300,184
Impaired loans:
Impaired loans with no allowance for impairment	-	4,706	1,042	7,829	37	-	-	13,614
Impaired loans with allowance for impairment:
Unpaid principal balance	-	-	-	1,106	-	-	-	1,106
Specific allowance for impairment	-	-	-	(417)	-	-	-	(417)
Balance of impaired loans net of allowance for impairment	-	-	-	689	-	-	-	689
Total impaired loans, excluding allowance	-	4,706	1,042	8,935	37	-	-	14,720
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	$1,269,372

Impairment Status of Loans Receivable at June 30, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$16,089	$3,107	$631	$2,632	$169	$95	$-	$22,723
Loans acquired at fair value	-	5,106	1,553	11,863	37	-	-	18,559
Total impaired loans	$16,089	$8,213	$2,184	$14,495	$206	$95	$-	$41,282

All impaired loans are reviewed individually for impairment in accordance with the Company’s allowance for loan loss calculation methodology described earlier. The Company has identified a total of $34.4 million of impaired loans for which no allowance for impairment was recognized at March 31, 2012.  As highlighted in the table above, approximately $13.6 million of these loans were acquired from Central Jersey.  Any impairment identified at the time of acquisition relating to these loans was reflected as an adjustment to their fair value at that time.

The remaining $20.8 million of loans reported as impaired with no allowance for impairment represent those originated or purchased in the secondary market by the Company.  These loans reflect, in part, the Company’s practice of identifying all “non-homogeneous” loans on nonaccrual status as impaired in acknowledgment of the probable non-receipt of interest accrued in accordance with the loans contractual terms.  Despite the nonaccrual and impaired statuses, however, the individual analyses performed on these loans preclude the recognition of impairment.  Such loans also include loans for which previously identified impairments have been fully charged off.

The Company’s loans reported above as impaired with no allowance for impairment are primarily secured by real estate and, to a lesser degree, other forms of collateral.  As noted earlier, the impairment analyses performed on these loans generally utilize the fair value of the securing collateral, less certain estimated selling costs, as a measurement proxy for the fair value of the loan as a practical expedient.  Based upon that assumption, at March 31, 2012 the Company would expect to recover the net carrying value of its loans identified as impaired without allowance for impairment through the liquidation of the collateral.  However, continued deterioration in real estate values could result in the identification of impairment in the future attributable to these loans resulting in additional provisions to the allowance for loan losses.

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

The following tables present information regarding the restructuring of the Company’s troubled debts during the three and nine months ended March 31, 2012 and any defaults during that period of TDRs that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable at March 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(in Thousands)
Troubled debt restructuring activity for the three months ended March 31, 2012
Originated and purchased loans
Number of loans	4	1	-	-	3	-	-	8
Pre-modification outstanding recorded investment	$694	$1,691	$-	$-	$305	$-	$-	$2,690
Post-modification outstanding recorded investment	612	1,691	-	-	280	-	-	2,583
Charge offs against the allowance for loan loss for impairment recognized at modification	102	-	-	-	29	-	-	131
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	-
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	-	-	-	-
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable at March 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Troubled debt restructuring activity for the nine months ended March 31, 2012
Originated and purchased loans
Number of loans	14	1	-	-	6	-	-	21
Pre-modification outstanding recorded investment	$3,125	$1,691	$-	$-	$741	$-	$-	$5,557
Post-modification outstanding recorded investment	2,988	1,691	-	-	676	-	-	5,355
Charge offs against the allowance for loan loss for impairment recognized at modification	300	-	-	-	69	-	-	369
Loans acquired at fair value
Number of loans	-	-	-	-	2	-	-	2
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$340	$-	$-	$340
Post-modification outstanding recorded investment	-	-	-	-	284	-	-	284
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	57	-	-	57
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

The following summarizes the modified terms applicable to TDRs restructured during the three months ended March 31, 2012 by loan type and includes the aggregate number of loans as well as the Company’s aggregate pre- and post-restructured recorded investment in the TDRs.

Residential Mortgage TDRs.
•	Interest Rate Reduction Only: Two loans with aggregate pre- and post-restructured recorded investments totaling $308,000 and $266,000, respectively.
•	Interest Rate Reduction with Capitalization of Prior Past Dues: Two loans with aggregate pre- and post-restructured recorded investments totaling $387,000 and $346,000, respectively.

Home Equity Loan TDRs.
•	Interest Rate Reduction Only: One loan with pre- and post-restructured recorded investments totaling $19,000 and $17,000, respectively.
•	Interest Rate Reduction with Capitalization of Prior Past Dues: One loan with pre- and post-restructured recorded investments totaling $174,000 and $150,000, respectively.
•	Deferral of Principal Payments with Re-amortization or Balloon at Maturity: One with aggregate pre- and post-restructured recorded investments totaling $112,000 and $112,000, respectively.

Commercial Mortgage TDRs.
•	Deferral of Principal Payments with Re-amortization or Balloon at Maturity: One with aggregate pre- and post-restructured recorded investments totaling $1,691,000 and $1,691,000, respectively.

The following summarizes the modified terms applicable to TDRs restructured during the nine months ended March 31, 2012 by loan type and includes the aggregate number of loans as well as the Company’s aggregate pre- and post-restructured recorded investment in the TDRs.

Residential Mortgage TDRs.
•	Interest Rate Reduction Only: Five loans with aggregate pre- and post-restructured recorded investments totaling $962,000 and $870,000, respectively.
•	Interest Rate Reduction with Capitalization of Prior Past Dues: Six loans with aggregate pre- and post-restructured recorded investments totaling $1,711,000 and $1,730,000, respectively.
•	Interest Rate Reduction with Maturity or Balloon Date Modification: One loan with an aggregate pre- and post-restructured recorded investment totaling $63,000 and $51,000, respectively.
•
Interest Rate Reduction with Capitalization of Prior Past Dues and Maturity or Balloon Date Modification:  Two loans with an aggregate pre- and post-restructured recorded investment totaling $389,000 and $337,000, respectively.

Home Equity Loan TDRs.
•	Interest Rate Reduction Only: Three loans with aggregate pre- and post-restructured recorded investments totaling $274,000 and $236,000, respectively.
•	Interest Rate Reduction with Capitalization of Prior Past Dues: One loan with pre- and post-restructured recorded investments totaling $174,000 and $150,000, respectively.
•	Interest Rate Reduction with Maturity or Balloon Date Modification: One loan with an aggregate pre- and post-restructured recorded investment totaling $277,000 and $251,000, respectively.

•	Deferral of Principal Payments with Re-amortization or Balloon at Maturity: One with aggregate pre- and post-restructured recorded investments totaling $112,000 and $112,000, respectively.
•
Interest Rate Reduction with Capitalization of Prior Past Dues and Maturity or Balloon Date Modification:  Two loans with an aggregate pre- and post-restructured recorded investment totaling $244,000 and $211,000, respectively.

Commercial Mortgage TDRs.
•	Deferral of Principal Payments with Re-amortization or Balloon at Maturity: One with aggregate pre- and post-restructured recorded investments totaling $1,691,000 and $1,691,000, respectively.

12.  BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

Service cost	$39	$40	$116	$120
Interest cost	85	82	256	247
Amortization of unrecognized past service
liability	16	18	48	53
Amortization of unrecognized net actuarial
gain	(6)	-	(19)	(1)

Net periodic benefit expense	$134	$140	$401	$419

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significiant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At March 31, 2012:
Debt securities available for sale:

Trust preferred securities	$-	$5,910	$1,000	$6,910
U.S. agency securities	-	6,013	-	6,013
Total debt securities	-	11,923	1,000	12,923

Mortgage-backed securities available for sale:

Collateralized mortgage obligations:
Federal National Mortgage Association	-	2,750	-	2,750
Mortgage pass-through securities:
Government National Mortgage Association	-	12,107	-	12,107
Federal Home Loan Mortgage Corporation	-	480,383	-	480,383
Federal National Mortgage Association	-	793,636	-	793,636
Total mortgage-backed securities	-	1,288,876	-	1,288,876

Total securities available for sale	$-	$1,300,799	$1,000	$1,301,799

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
At June 30, 2011:
Debt securities available for sale:

Trust preferred securities	$-	$6,447	$1,000	$7,447
U.S. agency securities	-	6,591	-	6,591
Obligations of political subdivisions	-	30,635	-	30,635
Total debt securities	-	43,673	1,000	44,673

Mortgage-backed securities available for sale:

Collateralized mortgage obligations:
Federal National Mortgage Association	-	3,465	-	3,465
Mortgage pass-through securities:
Government National Mortgage Association	-	13,581	-	13,581
Federal Home Loan Mortgage Corporation	-	390,448	-	390,448
Federal National Mortgage Association	-	652,753	-	652,753
Total mortgage-backed securities	-	1,060,247	-	1,060,247

Total securities available for sale	$-	$1,103,920	$1,000	$1,104,920

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

The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs.  It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028.  Generally management has been unable to obtain a market quote due to a lack of trading activity for this security.  Consequently, the security’s fair value as reported at March 31, 2012 and June 30, 2011 is based upon the present value of its expected future cash flows assuming the security continues to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

For the nine months ended March 31, 2012, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis.  For that same period, there were no transfers of assets or liabilities within the fair valuation measurement hierarchy between Level 1 and Level 2 inputs.

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At March 31, 2012
Impaired loans	$-	$-	$12,032	$12,032
Real estate owned	-	-	5,160	5,160

At June 30, 2011
Impaired loans	$-	$-	$9,829	$9,829
Real estate owned	-	-	224	224

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

At March 31, 2012, impaired loans valued using Level 3 inputs comprised loans with carrying values totaling $14.1 million and valuation allowances of $2.1 million reflecting fair values of $12.0 million.  By comparison, at June 30, 2011, impaired loans valued using Level 3 inputs comprised loans with carrying values totaling $16.2 million and valuation allowances of $6.4 million reflecting fair values of $9.8 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At March 31, 2012, real estate owned whose carrying value was written down utilizing Level 3 inputs during the first nine months of fiscal 2012 comprised nine properties with a fair value totaling $5.2 million.  By comparison, at June 30, 2011 real estate owned whose carrying value was written down utilizing Level 3 inputs included one property totaling $224,000.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at March 31, 2012 and June 30, 2011:

Cash and Cash Equivalents, Interest Receivable and Interest Payable.  The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities.  See the discussion presented on Page 55 concerning assets measured at fair value on a recurring basis.

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

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented on Page 84.

The carrying amounts and estimated fair values of financial instruments are as follows:

	Carrying Amount and Fair Value Measurements at March 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for I dentical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$112,132	$112,132	$112,132	$		$
Securities available for sale	12,923	12,923			11,923		1,000
Securities held to maturity	34,725	34,999			34,999
Loans receivable	1,251,500	1,285,563					1,285,563
Mortgage-backed securities available for sale	1,288,876	1,288,876			1,288,876
Mortgage-backed securities held to maturity	1,161	1,227			1,227
Loan servicing rights	448	448					448
Interest receivable	8,774	8,774	8,774

Financial liabilities:
Deposits (A)	2,154,417	2,165,514	1,041,298				1,124,216
Borrowings	247,648	281,098					281,098
Interest payable on borrowings	977	977	977

(A) Includes accrued interest payable on deposits of $64,000 at March 31, 2012.

	Carrying Amount and Fair Value Measurements at June 30, 2011
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$222,580	$222,580	$222,580	$		$
Securities available for sale	44,673	44,673			43,673		1,000
Securities held to maturity	106,467	107,052			107,052
Loans receivable	1,256,584	1,282,865					1,282,865
Mortgage-backed securities available for sale	1,060,247	1,060,247			1,060,247
Mortgage-backed securities held to maturity	1,345	1,416			1,416
Loan servicing rights	416	416					416
Interest receivable	9,740	9,740	9,740

Financial liabilities:
Deposits (A)	2,149,353	2,159,867	997,506				1,162,361
Borrowings	247,642	287,099					287,099
Interest payable on borrowings	988	988	988

(A) Includes accrued interest payable on deposits of $84,000 at  June 30, 2011.

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

Comparison of Financial Condition at March 31, 2012 and June 30, 2011

General.  Total assets increased by $5.9 million to $2.91 billion at March 31, 2012 from $2.90 billion at June 30, 2011.  The increase in total assets was primarily reflected in the increase in the balance of mortgage-backed securities that was partially offset by decreased balances of cash and cash equivalents, non-mortgage-backed securities and loans. The overall increase in total assets was complemented by an increase in the balance of deposits.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist of interest-earning and noninterest-earning deposits in other banks, decreased $110.4 million to $112.1 million at March 31, 2012 from $222.6 million at June 30, 2011.

Management had previously determined that the opportunity cost to earnings of maintaining a growing level of short-term liquid assets to fund potential loan growth outweighs the related benefits.  Consequently, a significant portion of the Company’s excess liquidity that had accumulated earlier in the fiscal year continued to be deployed into comparatively higher yielding mortgage-backed securities during the quarter ending March 31, 2012.  The Company expects to continue to maintain the average balance of interest-earning cash and equivalents at a comparatively lower levels than had been previously reported during recent preceding quarters.  Management will continue to monitor the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives.  The Company may alter its liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

Securities Available for Sale.  Non-mortgage-backed securities classified as available for sale decreased by $31.8 million to $12.9 million at March 31, 2012 from $44.7 million at June 30, 2011.  The net decrease in the portfolio primarily reflected the repayment of maturing municipal securities during the first nine months of fiscal 2012.  At March 31, 2012, the available for sale non-mortgage-backed securities portfolio consisted of $6.9 million of single issuer trust preferred securities and $6.0 million of SBA pass-through certificates with amortized costs of $8.9 million and $6.0 million, respectively.

The net unrealized loss for this portfolio increased by $424,000 to $1.9 million at March 31, 2012 from $1.5 million at June 30, 2011.  The increase in the net unrealized loss was primarily attributable to a decline in the fair value of the Company’s investment in single issuer, trust preferred securities whose unrealized losses increased by $543,000 to $2.0 million at March 31, 2012 from $1.4 million at June 30, 2011.  The decline in market value coincided with Moody's Investors Service rating downgrade of the Bank of America Corporation (“BAC”) trust preferred securities held by the Company from Baa3 to Ba1 during September 2011.  As discussed in greater detail above, management has concluded that the impairment within this segment of the portfolio, including that relating to the BAC trust preferred securities, is not “other-than-temporary” at March 31, 2012.

Additional information regarding available for sale securities at March 31, 2012 is presented in Note 8 and Note 10 to consolidated financial statements.

Securities Held to Maturity.  Non-mortgage-backed securities classified as held to maturity decreased by $71.7 million to $34.7 million at March 31, 2012 from $106.5 million at June 30, 2011.  The net decline in the balance of the portfolio primarily reflected the repayment of U.S. agency debentures called by the issuers prior to their maturities.  At March 31, 2012, the held to maturity non-mortgage-backed securities portfolio included $32.7 million of U.S. agency debentures maturing within one to five years.  Non-mortgage backed securities held to maturity at March 31, 2012 also included $2.0 million of short term municipal obligations that mature within one year.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at March 31, 2012.

Additional information regarding held to maturity securities at March 31, 2012 is presented in Note 9 and Note 10 to the consolidated financial statements.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, decreased by $5.1 million to $1.25 billion at March 31, 2012 from $1.26 billion at June 30, 2011.  The decrease in net loans receivable was primarily attributable to loan repayments that outpaced new loan acquisitions during the first nine months of fiscal 2012.

Residential mortgage loans, in aggregate, decreased by $59.2 million to $696.1 million at March 31, 2012 from $755.3 million at June 30, 2011.  The components of the aggregate decrease included a net reduction in the balance of one-to-four family first mortgage loans of $45.8 million to $565.1 million at March 31, 2012 as well as net decreases in the balance of home equity loans and home equity lines of credit of $10.8 million and $2.6 million, respectively, whose ending balances at March 31, 2012 were $100.7 million and $30.3 million, respectively.  The reduction in the balance of residential mortgage loans reflects management’s continued adherence to its disciplined pricing policy coupled with the effects of diminished loan demand in the marketplace arising from challenging economic conditions and declining real estate values which have adversely impacted residential real estate purchase and refinancing activity.  In total, residential mortgage loan origination and purchase volume for the nine months ended March 31, 2012 was $45.0 million and $12.4 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $27.1 million for that same period.

Commercial loans, in aggregate, increased by $48.6 million to $537.3 million at March 31, 2012 from $488.7 million at June 30, 2011.  The components of the aggregate increase included an increase in commercial mortgage loans totaling $58.7 million that was partially offset by a decline in commercial business loans of $10.1 million.  The ending balances of commercial mortgage loans and commercial business loans at March 31, 2012 were $442.4 million and $94.9 million, respectively.  Commercial loan origination volume for the first nine months of fiscal 2012 totaled $67.3 million comprising $55.1 million and $12.2 million of commercial mortgage and commercial business loans originations, respectively.  The increase in commercial loans for the nine months ended March 31, 2012 also reflected purchases of commercial mortgage loan participations totaling $42.1 million.

The outstanding balance of construction loans, net of loans-in-process, increased by $2.4 million to $24.0 million at March 31, 2012 from $21.6 million at June 30, 2011.  Construction loan disbursements for the first nine months of fiscal 2012 totaled $10.1 million.

Finally, other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased $844,000 to $4.6 million at March 31, 2012 from $3.8 million at June 30, 2011.  Other loan originations for the first nine months of fiscal 2012 totaled approximately $2.9 million.

Nonperforming Loans.  For the nine months ended March 31, 2012, nonperforming loans increased by $3.3 million to $38.3 million or 3.04% of total loans from $35.0 million or 2.76% of total loans as of June 30, 2011.  The comparative increase in nonperforming loans was largely attributable to the addition of four commercial nonresidential mortgage loan with aggregate outstanding balances at March 31, 2012 of $6.3 million.  The first loan, with an outstanding balance of $1.9 million, is secured by a full service car wash facility located in northern New Jersey with the borrower working cooperatively with the Bank as the loan progresses through the collection and workout processes.  The second loan, with an outstanding balance of $1.7 million, is secured by a retail strip center in which the borrower's anchor tenant filed for bankruptcy and closed numerous outlets nationwide. The borrower has filled the vacancy with a new anchor tenant, but negotiations with the borrower failed and the matter has been referred to the Bank’s attorney to commence with foreclosure.  The third loan, with an outstanding balance of $1.1 million, financed the development of a retail facility that was to be occupied by a regional dollar store. The borrower has not cooperated with the Bank’s demands and has been referred to counsel for foreclosure.  Finally, the fourth loan, with an outstanding balance of $1.7 million, is secured by a two story professional office building located in central New Jersey.  The Bank and borrower on this loan have entered into a forbearance agreement with which the borrower remains in compliance as of March 31, 2012.

In addition to the loans noted above, the change in the aggregate balance of nonperforming loans reflected the addition of several nonaccrual loans with comparatively smaller principal balances across a variety of loan categories that were more than offset by the combined effects of nonaccrual loan reinstatements, payoffs and charge offs.

At March 31, 2012, nonperforming loans comprised $3.1 million of “accruing loans over 90 days past due” and $35.2 million of “nonaccrual” loans.  By comparison, at June 30, 2011 the balance of such loans totaled $16.7 million and $18.3 million, respectively.  A significant portion of the non-performing loans reported as “accruing loans over 90 days past due” at June 30, 2011 were originally acquired from Countrywide Home Loans, Inc. (“Countrywide”) and continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP (“BOA”).  In accordance with our agreement, BOA advances scheduled principal and interest payments to the Bank when such payments are not made by the borrower.  At June 30, 2011, the timely receipt of principal and interest from the servicer resulted in such loans being reported in that manner.  However, the delinquency status reported for these nonperforming loans as of that date reflected the borrower’s actual delinquency irrespective of the Bank’s receipt of advances.  In recognition that advances would ultimately be recouped by BOA from the Bank in the event the borrower did not reinstate the loan, the Bank included its obligation to refund such advances to the servicer, where applicable, in its impairment analyses of such loans.

Notwithstanding this prior practice, at December 31, 2011 the Bank reclassified the applicable nonperforming BOA loans from “accruing loans over 90 days past due” to “nonaccrual”.  Since that date, interest payments received on the applicable BOA loans have been applied to reduce the carrying value of the loan for financial statement purposes rather than being recognized as interest income.

In total, the 36 nonperforming Countrywide loans totaled $12.0 million or 31.4% of total nonperforming loans at March 31, 2012.  As of that same date, the Bank owned a total of 119 residential mortgage loans with an aggregate outstanding balance of $56.5 million that were originally acquired from Countrywide.  Of these loans, an additional three loans totaling $1.0 million are 30-89 days past due and are in various stages of collection.

Including the Countrywide loans noted above, nonperforming residential first mortgage loans at March 31, 2012 included a total of 54 nonaccrual mortgage loans with aggregate outstanding balances of $15.6 million.

As of that same date, nonperforming loans included a total of 16 nonaccrual home equity loans totaling $1.6 million and one nonaccrual home equity line of credit totaling $175,000.

A total of eight nonaccrual construction loans with an aggregate outstanding balance of $2.4 million were reported as nonperforming at March 31, 2012.

Nonperforming commercial mortgage loans at March 31, 2012 included 24 loans with aggregate outstanding balances totaling $12.1 million including two loans totaling $867,000 reported as 90 days or more past due and still accruing with the remaining 22 loans totaling $11.2 million reported as nonaccrual.

Commercial business loans reported as nonperforming at March 31, 2012 included 24 loans totaling $6.4 million including two loans totaling $2.2 million reported as 90 days or more past due and still accruing with the remaining 22 loans totaling $4.2 million reported as nonaccrual.  The largest of the two loans reported as over 90 days past due and accruing at March 31, 2012 totaled $2.2 million and paid off in full in April 2012.

Finally, nonperforming loans at March 31, 2012 included four nonaccrual consumer loans totaling $2,900.

Allowance for Loan Losses.  During the nine months ended March 31, 2012, the balance of the allowance for loan losses decreased by approximately $2.7 million to $9.1 million or 0.72% of total loans at March 31, 2012 from $11.8 million or 0.93% of total loans at June 30, 2011.  The decrease resulted from charge offs, net of recoveries, totaling $6.3 million that were partially offset by additional provisions of $3.6 million during the nine months ended March 31, 2012.

With regard to loans individually evaluated for impairment, the balance of the Company’s allowance for loan losses attributable to such loans decreased by $4.3 million to $2.1 million at March 31, 2012 from $6.4 million at June 30, 2011.  The balance at March 31, 2012 reflected the allowance for impairment identified on $7.6 million of impaired loans while an additional $34.4 million of impaired loans had no allowance for impairment as of that date.  By comparison, the balance of the allowance at June 30, 2011 reflected the impairment identified on $16.2 million of impaired loans while an additional $21.1 million of impaired loans had no impairment as of that date. The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge offs, where applicable, which are considered in the evaluation of impairment.

The decline in loan impairment and the associated valuation allowances between comparative periods largely reflects the changes to the Company’s classification of assets and allowance for loan loss methodologies described in Note 11 to the consolidated financial statements.  Such changes resulted in the charge off of certain loan impairments during the current year for which valuation allowances had generally been established during earlier periods.

With regard to loans evaluated collectively for impairment, the balance of the Company’s allowance for loan losses attributable to such loans increased by $1.8 million to $7.0 million at March 31, 2012 from $5.2 million at June 30, 2011.  The reported net increase in this portion of the allowance for loan losses was partly attributable to the changes in the Company’s historical and environment loss factors noted earlier.  However, the increase in the allowance also reflected the Bank’s ongoing strategic efforts to grow its commercial loan portfolio to which the Bank assigns comparatively higher historical and environmental loss factors in its ALLL calculation.

Regarding environmental loss factors, changes to such factors during the nine months ended March 31, 2012 partly reflected increases in the level of nonperforming loans and associated losses within certain specific segments of the loan portfolio.  By contrast, the environmental factors relating to those segments of the portfolio that have not demonstrated a significant and sustained increase in the level of nonperforming loans and losses have remained generally stable or have only increased modestly for the reasons noted below.

Certain categories of loans within the Company’s portfolio have experienced a noteworthy increase in the level of nonperforming loans which has coincided with an associated increase in losses recognized on such loans. Consequently, the environmental loss factors utilized to estimate the probable losses within these categories of the portfolio have increased.

For example, for the nine months ended March 31, 2012, total nonperforming loans, including nonaccrual loans and accruing loans 90 days or more past due, increased $3.3 million from $35.0 million at June 30, 2011 to $38.3 million at March 31, 2012.  For that same nine month period, the aggregate level of impairment identified on such loans decreased by $4.3 million, as noted above.  However, such reductions largely reflected net charge offs which totaled $6.3 million over the same nine month period.

The reported net increase in nonperforming loans was partly attributable to the addition of loans that were originally acquired through the Company’s merger with Central Jersey.  All loans acquired from Central Jersey were initially recorded at fair value reflecting any impairment identified on such loans at that time.  However, the reported increase in losses, as reflected in the net charge offs, less the aggregate decline in impairment from period to period, includes those identified on loans acquired from Central Jersey resulting in additional valuation allowances being established during the nine months ended March 31, 2012.

In recognition of the increase in the level of nonperforming loans and associated impairment attributable to such loans, the Company has modified the following environmental loss factor applicable to the Central Jersey loans from June 30, 2011 to March 31, 2012:

.  • Level of and trends in nonperforming loans: Increased (+3) from “0” to “3” reflecting continuing increases in the level of nonperforming loans and associated losses within the portfolio segment.

Given their recent acquisition at fair value, the environmental loss factors established for the Central Jersey loans generally reflect a comparatively lower level of risk than those applicable to the remaining portfolio.  In accordance with the methodology described earlier, the Company has assigned a risk rating of “3” to a total of three environmental loss factors resulting in a total of nine basis points of allowance being allocated to the applicable loans at March 31, 2012.  The level of environmental loss factors attributable to these loans will continue to be monitored and adjusted to reflect the Company’s best judgment as to the level of expected losses on the loans acquired from Central Jersey that are collectively evaluated for impairment.

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

From June 30, 2011 to March 31, 2012, the risk rating assigned to the following environmental loss factor attributable to the BOA loans was increased to the level noted:

• Level of and trends in nonperforming loans: Increased (+3) from “12” to “15” reflecting continued increases in the level of nonperforming loans and associated losses within the portfolio segment.

In combination with those that remained unchanged from period to period, total environmental factors applicable to this segment of the residential mortgage loan portfolio increased from 66 basis points at June 30, 2011 to 69 basis points at March 31, 2012.  The level of environmental loss factors attributable to these loans will continue to be monitored and adjusted to reflect the Company’s best judgment as to the level of expected losses on the loans acquired from Countrywide that are collectively evaluated for impairment.

Changes to environmental loss factors during the nine months ended March 31, 2012 also reflected the changes to the Company’s allowance for loan loss methodologies described in Note 11 to the consolidated financial statements which included incorporating the Company’s existing credit-rating classification system into the calculation of environmental loss factors by loan type.  By implementing this change, the environmental loss factors applicable to any loan type are “weighted” based upon internal credit-rating resulting in a reallocation of the applicable portion of the allowance toward comparatively riskier assets.  Implementation of this change did not have a significant impact to the overall balance of the allowance attributable to environmental loss factors.

In conjunction with the effects of the changes in the outstanding balances of the applicable loans, the noted changes to environmental loss factors resulted in an increase of $328,000 in the applicable portion of the allowance for loan losses to $4.8 million at March 31, 2012 from $4.4 million at June 30, 2011.

With regard to historical loss factors, the Company’s loan portfolio experienced a net annualized average charge-off rate of 68 basis points during the nine months ended March 31, 2012 representing an increase of 56 basis points from the 12 basis points of charge offs reported for fiscal 2011.  The increase in charge offs largely reflects the changes to the Company’s classification of assets and allowance for loan loss methodologies described in Note 11 to the consolidated financial statements.  Such changes resulted in the charge off of certain loan impairments during the current year for which valuation allowances had been established during prior periods.

  In conjunction with the net changes to the outstanding balance of the applicable loans, the increase in the historical loss factors attributable to the increased level of actual charge offs during the nine months ended March 31, 2012 resulted in a net increase of $1.5 million in the applicable valuation allowances to $2.2 million at March 31, 2012 from $738,000 at June 30, 2011.

The changes in the Company’s historical loss factors from June 30, 2011 to March 31, 2012 reflect the effect of actual charge off and recovery activity on the average charge off rates calculated by the Company’s allowance for loan loss methodology, as described earlier.  As seen below, the net charge off activity has been concentrated in a limited number of categories in the loan portfolio with the greatest impact reflected in the purchased residential mortgage loan, construction loan and commercial business loan portfolios.

The tables on the following pages present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at March 31, 2012 and June 30, 2011.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at March 31, 2012
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
Residential mortgage loans
Originated	0.04%	0.30%	0.34%
Purchased	1.91%	0.69%	2.60%
Acquired in merger	0.00%	0.09%	0.09%
Home equity loans
Originated	0.05%	0.36%	0.41%
Acquired in merger	0.11%	0.09%	0.20%
Home equity lines of credit
Originated	0.00%	0.36%	0.36%
Acquired in merger	0.00%	0.09%	0.09%
Construction loans
1-4 family
Originated	2.96%	0.72%	3.68%
Acquired in merger	0.00%	0.09%	0.09%
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Commercial mortgage loans
Multi-family
Originated	0.11%	0.72%	0.83%
Acquired in merger	0.00%	0.09%	0.09%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Commercial business loans
Secured (1-4 family)
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Secured (Other)
Originated	0.04%	0.72%	0.76%
Acquired in merger	0.35%	0.09%	0.44%
Unsecured
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at March 31, 2012 (continued)
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
SBA 7A
Originated	0.00%	0.72%	0.72%
Acquired in merger	2.09%	0.09%	2.18%
SBA Express
Originated	0.00%	0.72%	0.72%
Acquired in merger	6.10%	0.09%	6.19%
SBA Line of Credit
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
SBA Other
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Other consumer loans (1)	-	-	-
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

Finally, the change in the allowance for loan losses for the nine months ended March 31, 2012 also reflected the elimination of the unallocated portion of the Company’s allowance for loan loss which totaled $233,000 at June 30, 2011.  The unallocated portion of the allowance previously represented the amount by which the ALLL exceeded the required amount as calculated in accordance with the Company’s ALLL calculation methodology.  The unallocated balance, whose balance had remained substantially unchanged since fiscal 2009, was generally attributed to probable losses within the loan portfolio relating to environmental factors within one or more non-specified loan segments.  The refinements to the Company’s ALLL calculation methodology during the first nine months of fiscal 2012, as discussed earlier, precluded the need to continuing carrying the unallocated portion of the allowance.

Additional information regarding loan quality and allowance for loan losses is presented in Note 11 to the consolidated financial statements.

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale, including agency pass-through securities as well as agency collateralized mortgage obligations, increased $228.6 million to $1.29 billion at March 31, 2012 from $1.06 billion at June 30, 2011.  The net increase primarily reflects purchases of fixed rate, agency mortgage-backed securities that were partially offset by cash repayment of principal net of discount accretion and premium amortization and an increase in the unrealized gain on such securities.  The purchases of the mortgage-backed securities during the nine months ended March 31, 2012 were comprised of fixed-rate, amortizing securities with maturities of 10 and 15 years totaling $435.1 million.  Such purchases were augmented with purchases of 30 year, fixed-rate amortizing securities totaling $20.2 million that are eligible to meet the Community Reinvestment Act investment test during the reporting period.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at Match 31, 2012.

Additional information regarding available for sale securities at March 31, 2012 is presented in Note 8 and Note 10 to the consolidated financial statements.

Mortgage-backed Securities Held to Maturity.  Mortgage-backed securities held to maturity, including agency pass-through securities as well as agency and non-agency collateralized mortgage obligations, decreased $184,000 to $1.2 million at March 31, 2012 from $1.3 million at June 30, 2011.  The decrease was primarily attributable to cash repayment of principal net of discount accretion and premium amortization coupled with the sale of one security whose credit rating had declined below investment grade making it eligible for sale from the held to maturity portfolio.  At March 31, 2012, the Company's remaining portfolio of non-agency CMOs included 11 held-to-maturity securities totaling $160,000.  As noted earlier, ten of these securities totaling $154,000 were impaired but retained their investment grade rating by one or more rating agencies while one security totaling approximately $6,400 had fallen below investment grade at March 31, 2012.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at March 31, 2012.

Additional information regarding held to maturity securities at March 31, 2012 is presented in Note 9 and Note 10 to the consolidated financial statements.

Other Assets.  The balance of other assets remained generally stable from June 30, 2011 to March 31, 2012 with modest declines reported in interest receivable and prepaid expenses resulting from normal operating fluctuations in such balances.

The balance of real estate owned (“REO”), included in other assets, decreased by $2.3 million to $5.2 million at March 31, 2012 from $7.5 million at June 30, 2011 while the number of properties held in

REO increased from eight to ten as of the same dates, respectively.  The net change in the carrying value and number of REO properties reflected the acquisition of three properties less the sale of one property during the period coupled with the cumulative write downs of several properties to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.

Deposits.  The balance of total deposits increased by $5.1 million to $2.154 billion at March 31, 2012 from $2.149 billion at June 30, 2011.  The net increase in deposit balances reflected increases in the balances of noninterest-bearing checking accounts of $9.4 million as well as increases in the balances of interest-bearing checking accounts and savings accounts of $7.7 million and $26.7 million, respectively.  The increases in these deposit accounts was partially offset by a $38.7 million decline in the balance of certificates of deposit.  The decline in the balance of certificates of deposit was largely attributable to the Company’s active management of deposit pricing during the nine month period ended March 31, 2012 to support net interest spread and margin which allowed for some degree of controlled outflow of maturing deposit types.

Borrowings.  The balance of borrowings increased by $6,000 to $247.6 million at March 31, 2012 from an equivalent balance at June 30, 2011.  The net increase was primarily attributable to a $177,000 increase in the balance of customer sweep accounts to $36.4 million at March 31, 2012.  Sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.  The increase in the balance of customer sweep accounts was partially offset by a $171,000 decline in the balance of FHLB advances for the same period to $211.3 million reflecting scheduled principal repayments associated with an amortizing advance.

Stockholders’ Equity.  Stockholders’ equity decreased by $1.7 million to $486.2 million at March 31, 2012 from $487.9 million at June 30, 2011.  The decrease in stockholders’ equity reflected an increase in Treasury stock of $8.1 million reflecting the Company’s repurchase of 879,237 of its common shares during the nine months ended March 31, 2012.  The decrease in stockholders’ equity attributable to share repurchases was partially offset by net income of $3.9 million for the nine months ended March 31, 2012, net of $2.8 million in dividends paid to shareholders.  The decrease in stockholders' equity was partially offset by increases in paid-in-capital and reductions of unearned ESOP shares relating to the offsets of benefit plan expenses during the year and other comprehensive income of $4.0 million arising from mark-to-market adjustments to the available for sale securities portfolios and benefit plan adjustments.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

General.  The Company reported net income of $1,392,000 for the three months ended March 31, 2012 or $0.02 per diluted share; a decrease of $1,296,000 compared to net income of $2,688,000 or $0.04 per diluted share for the three months ended March 31, 2011.  The decrease in net income between comparative quarters reflected decreases in net interest income and noninterest income coupled with an increase in noninterest expense that were partially offset by a decrease in the provision for loan losses.  In total, these factors resulted in an overall decrease in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the three months ended March 31, 2012 was $17.7 million, a decrease of $819,000 from $18.5 million for the three months ended March 31, 2011.  The decrease in net interest income between the comparative periods resulted from a decrease in interest income that was partially offset by a decline in interest expense.  In general, the decrease in interest income was attributable to a decrease in the average yield on interest-earning assets coupled with a decline in their average balance.   The decrease in interest expense primarily reflected a continued decline in the cost of interest-bearing liabilities coupled with a decline in their average balance.

As a result of these factors, the Company’s net interest rate spread decreased 10 basis points to 2.50% for the three months ended March 31, 2012 from 2.60% for the three months ended March 31, 2011.  The decrease in the net interest rate spread reflected a decline in the yield on earning assets of 28 basis points to 3.73% from 4.01% that was partially offset by an 18 basis point decrease in the cost of interest-bearing liabilities to 1.23% from 1.41% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the decrease in net interest rate spread were also reflected in the Company’s net interest margin.  However, those effects were exacerbated by other factors resulting in a 12 basis point decline in the Company’s net interest margin to 2.69% for the three months ended March 31, 2012 from 2.81% for the three months ended March 31, 2011.  The additional factors resulting in the comparatively larger decline in net interest margin include the foregone interest income associated with use of earning assets to fund the Company’s share repurchase programs.  For the three months ended March 31, 2012, the average balance of treasury stock increased by $9.2 million to $67.3 million from $58.1 million for the three months ended March 31, 2011.

Interest Income.  Total interest income decreased $1.9 million to $24.5 million for the three months ended March 31, 2012 from $26.4 million for the three months ended March 31, 2011.  As noted above, the decrease in interest income reflected a $5.5 million decrease in the average balance of interest-earning assets to $2.628 billion for the three months ended March 31, 2012 from $2.634 billion for the three months ended March 31, 2011.  The decrease in interest income resulting from the lower average balance of interest-earning assets was exacerbated by a 28 basis point decline in their average yield to 3.73% from 4.01% for those same comparative periods.

Interest income from loans decreased $1.6 million to $15.8 million for the three months ended March 31, 2012 from $17.4 million for the three months ended March 31, 2011.  The decrease in interest income on loans was attributable to a decrease in their average balance that was exacerbated by a decline in their average yield.

  The average balance of loans decreased by $66.5 million to $1.24 billion for the three months ended March 31, 2012 from $1.30 billion for the three months ended March 31, 2011.  The reported decrease in the average balance of loans included a $75.2 million decline in the average balance of residential mortgage loans to $702.6 million for the three months ended March 31, 2012 from $777.8 million for the three months ended March 31, 2011.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit. The decline in the average balance of residential mortgage loans primarily reflects diminished residential loan demand by qualified borrowers coupled with the Company’s disciplined pricing for such loans in the face of aggressive pricing in the marketplace for certain loan products.

The decrease in the average balance of loans also reflected a $1.2 million decline in the average balance of commercial loans whose aggregate average balances decreased to $509.6 million for the three months ended March 31, 2012 from $510.8 million for the three months ended March 31, 2011.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

 The decrease in the average balance of residential and commercial loans was partially offset by a $7.6 million increase in the average balance of construction loans to $22.4 million for the three months ended March 31, 2012 from $14.8 million of the three months ended March 31, 2011.  For those same comparative periods, the average balance of consumer loans also increased by $456,000 to $4.4 million from $3.9 million.

The decrease in interest income on loans attributable to the decrease in their average balances was exacerbated by a decrease in their average yields which declined 23 basis points to 5.11% for the three months ended March 31, 2012 from 5.34% for the three months ended March 31, 2011.  The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans.

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

Interest income from mortgage-backed securities increased $1.1 million to $8.2 million for the three months ended March 31, 2012 from $7.1 million for the three months ended March 31, 2011.  The increase in interest income reflected an increase in the average balance of mortgage-backed securities that was partially offset by a decrease in their average yield.  The average balance of these securities increased $383.0 million to $1.23 billion for the three months ended March 31, 2012 from $846.9 million for the three months ended March 31, 2011.  For those same comparative periods, the average yield on mortgage-backed securities declined 68 basis points to 2.68% from 3.36%.

The increase in the average balance of mortgage-backed securities reflects, in part, security purchases that have outpaced the level of principal repayments and security sales.  A portion of those purchases resulted from the Bank’s redeployment of its excess liquidity that had been maintained during the earlier comparative period.

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

Interest income from non-mortgage-backed securities decreased $1.3 million to $278,000 for the three months ended March 31, 2012 from $1.6 million for the three months ended March 31, 2011.  The decrease in interest income reflected a decrease in the average balance of non-mortgage-backed securities that was partially offset by an increase in their average yield.  The average balance of these securities decreased $283.5 million to $53.3 million for the three months ended March 31, 2012 from $336.8 million for the three months ended March 31, 2011.  For those same comparative periods, the average yield on non-mortgage-backed securities increased by 15 basis points to 2.08% from 1.93%.

The decrease in the average balance of non-mortgage backed securities was partly attributable to a $181.2 million decrease in the average balance of taxable securities to $50.9 million during the three months ended March 31, 2012 from $232.1 million for the three months ended March 31, 2011.  For those same comparative periods, the average balance of tax-exempt securities decreased by $102.3 million to $2.4 million from $104.7 million.  The net change in the average yield on non-mortgage backed securities reflected a decrease of 16 basis points in the yield of tax-exempt securities to 1.34% during the three months ended March 31, 2012 from 1.50% during the three months ended March 31, 2011 while the average yield on taxable securities remained stable at 2.12% for both comparative periods.

Given the absence of significant reinvestments into this segment of the securities portfolio, the increase in the overall yield of the non-mortgage-backed securities simply reflects the repayment of the comparatively lower yield securities within the portfolio between periods.

Interest income from other interest-earning assets decreased $70,000 to $205,000 for the three months ended March 31, 2012 from $275,000 for the three months ended March 31, 2011.  The decrease in interest income from other interest-earning assets was primarily attributable to a decline in their average balance that was partially offset by an increase in their average yield.  The average balance of other interest-earning assets decreased by $38.6 million to $107.8 million for the three months ended March 31, 2012 from $146.4 million for the three months ended March 31, 2011.  For those same comparative periods, the average yield on other interest-earning assets increased by one basis point to 0.76% from 0.75%.

Interest Expense.  Total interest expense decreased $1.1 million to $6.9 million for the three months ended March 31, 2012 from $7.9 million for the three months ended March 31, 2011.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 18 basis points to 1.23% for the three months ended March 31, 2012 from 1.41% for the three months ended March 31, 2011.  The decrease in the average cost was coupled with a $21.0 million decline in the average balance of interest-bearing liabilities to $2.23 billion from $2.26 billion for the same comparative periods.

Interest expense attributed to deposits decreased $1.0 million to $4.9 million for the three months ended March 31, 2012 from $5.9 million for the three months ended March 31, 2011.  The decrease in interest expense was attributable to a decline in the average cost of deposits coupled with a decline in their average balance.

  The cost of interest-bearing deposits declined by 19 basis points to 0.98% for the three months ended March 31, 2012 from 1.17% for the three months ended March 31, 2011.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For those comparative periods, the average cost of interest-bearing checking accounts decreased by 30 basis points to 0.55% from 0.85% and the average cost of savings accounts decreased 18 basis points to 0.30% from 0.48% while the average cost of certificates of deposit declined 13 basis points to 1.40% from 1.53%.

The decrease in the average cost was coupled with a $15.8 million decline in the average balance of interest-bearing deposits to $1.99 billion for the three months ended March 31, 2012 from $2.00 billion for the three months ended March 31, 2011.  The reported decrease in the average balance was primarily attributable to a $44.2 million decline in the average balance of certificates of deposit to $1.12 billion for the three months ended March 31, 2012 from $1.16 billion for the three months ended March 31, 2011.  The decline in the average balance of certificates of deposit was partially offset by increases in the average balances of interest-bearing checking and savings accounts.  For the same comparative periods, the average balance of interest-bearing checking accounts increased $3.5 million to $452.7 million from $449.1 million while the average balance of savings accounts increased $24.8 million to $419.3 million from $394.4 million.

Interest expense attributed to borrowings decreased by $45,000 to $2.0 million for the three months ended March 31, 2012 from $2.1 million for the three months ended March 31, 2011.  The decrease in interest expense on borrowings primarily reflected a decrease in their average balance while their average cost remained stable.  The average balance of borrowings decreased $5.2 million to $246.7 million for the three months ended March 31, 2012 from $252.0 million for the three months ended

March 31, 2011.  For those same comparative periods, the average cost of borrowings remained stable at 3.26%.

The decrease in the average balance of borrowings primarily reflected a $7.7 million decrease in the average balance of other borrowings to $31.4 million for the three months ended March 31, 2012 from $39.2 million for the three months ended March 31, 2011.  Other borrowings primarily includes depositor overnight sweep accounts.  The decline in the average balance of other borrowings was partially offset by a $2.5 million increase in the average balance of FHLB advances to $215.3 million from $212.8 million for the same comparative periods.

Provision for Loan Losses.  The provision for loan losses decreased $134,000 to $1,257,000 for the three months ended March 31, 2012 from $1,391,000 for the three months ended March 31, 2011.  The provision expense during the current period partly reflected the recognition of additional valuation allowances for newly identified impairment on individually reviewed loans while also reflecting provisions on non-impaired loans evaluated collectively for impairment using the environmental and historical loss factors utilized by the Company’s allowance for loan loss calculation methodology.  As noted earlier, those historical and environmental loss factors underwent noteworthy changes that went into effect during the quarter ended December 31, 2011.  Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended March 31, 2012 is presented in that Note 11 to consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2012 and June 30, 2011 presented earlier.

Non-Interest Income. Non-interest income, excluding losses attributable to REO operations and sales, increased by $498,000 to $1,560,000 for the quarter ended March 31, 2012 from $1,062,000 for the quarter ended March 31, 2011.  This increase in non-interest income was partly attributable to a $182,000 increase in loan sale gains attributable to an increase in the volume of SBA loan originations sold through the CJB Division during the current quarter.  The increase in non-interest income also reflected the recognition of a $245,000 payment received by the Bank from a tenant in return for the discharge of their future obligations under the terms of a commercial lease agreement where the Bank served as lessor.  Finally, the increase in noninterest income also reflected the absence in the current period of a $28,000 loss on sale of an investment security during the earlier comparative quarter.

Losses attributable to REO operations and sales increased by $1,352,000 to $1,357,000 for the quarter ended March 31, 2012 compared to a loss of $5,000 for the quarter ended March 31, 2011.  REO-related losses for the current period included approximately $1,215,000 attributable to writing down the carrying value of various REO properties to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.  The remaining $142,000 of REO-related operating losses reflected the ongoing net carrying costs of foreclosed properties recognized by the Bank during the quarter.

At March 31, 2012, the Bank held a total of ten REO properties with an aggregate carrying value of $5,160,000.  Five properties with carrying values totaling $3,636,000 are under contract for sale at March 31, 2012 with such values reflecting the net sale proceeds that the Bank expects to receive based upon the terms of those contracts.

Non-Interest Expenses.  Non-interest expenses increased $113,000 to $14.6 million for the three months ended March 31, 2012 from $14.5 million for the three months ended March 31, 2011.  The net increase in noninterest expense included increases in salary and employee benefit and miscellaneous expenses that were partially offset by declines in other noninterest expense categories including premises occupancy expenses, advertising and marketing expenses, deposit insurance premium expense and merger-related expenses.

Salaries and employee benefits increased by $456,000 to $8.5 million from $8.1 million reflecting increases in salaries, benefits and payroll tax expenses resulting, in part, from annual wage and salary increases to the Bank’s staff and non-senior officers as well as the Bank’s strategic efforts to expand its commercial lending origination and support staff.  The increase also reflected increases in health care benefit costs that went into effect in January 2012 while also reflecting comparative increases in actuarial costs associated with certain retirement benefit plans.

Miscellaneous expense increased by $370,000 to $1.7 million from $1.3 million reflecting increases across a variety of categories including, but not limited to, legal expense, accounting and consulting fees, loan expenses, printing and office supplies, telephone expense, regulatory assessments and correspondent bank charges.  In large part, the increases are an outgrowth of the Company’s acquisition of Central Jersey Bank and its strategic expansion into commercial lending coupled with additional collection, foreclosure and work out costs associated with nonperforming loans.

 Net occupancy expense of premises decreased by $151,000 to $1.7 million from $1.8 million primarily reflecting a decline in premises repairs and maintenance costs largely attributable to lower snow removal and other facility repair costs between comparative periods.

Advertising and marketing expenses decreased by $32,000 to $220,000 from $252,000.  The decline in the expense primarily reflected the higher level of such costs during the earlier comparative period relating to the Company’s acquisition of Central Jersey and the resulting communications to customers and the surrounding marketplace.

Federal deposit insurance costs decreased by $292,000 to $569,000 from $861,000 primarily reflecting changes in the FDIC’s deposit insurance calculation methodology that went into effect during the quarter ended June 30, 2011.

Finally, the change in non-interest expense between comparative periods also reflected $225,000 of merger-related costs associated with the Central Jersey acquisition that were recorded during the earlier comparative period for which no comparable costs were recorded during the current period.

Provision for Income Taxes.  The provision for income taxes decreased $356,000 to $642,000 for the three months ended March 31, 2012 from $998,000 for the three months ended March 31, 2011.  The variance in income tax expense between comparative quarters was largely attributable to underlying differences in the level of the taxable portion of pre-tax income between comparative periods.  The Company’s effective tax rate during the three months ended March 31, 2012 was 31.6% which, in relation to statutory income tax rates, reflected the effects of tax-favored income sources included in pre-tax income.  By comparison, the Company’s effective tax rate for the three months ended March 31, 2011 was 27.1% reflecting a comparatively higher level of tax-favored income during the earlier comparative period.

Comparison of Operating Results for the Nine Months Ended March 31, 2012 and March 31, 2011

General.  The Company reported net income of $3,880,000 for the nine months ended March 31, 2012 or $0.06 per diluted share; a decrease of $138,000 compared to $4,018,000 or $0.06 per diluted share for the nine months ended March 31, 2011.  The decrease in net income between comparative quarters reflected a decrease in noninterest income and increases in noninterest expense and the provision for loan losses that were partially offset by an increase in net interest income.  In total, these factors resulted in an overall decrease in pre-tax income and the provision for income taxes.  The variances noted

were partly attributable to the Company’s acquisition of Central Jersey which was completed on November 30, 2010.

Net Interest Income. Net interest income for the nine months ended March 31, 2012 was $52.6 million, an increase of $3.7 million from $48.9 million for the nine months ended March 31, 2011.  The increase in net interest income between the comparative periods resulted from an increase in interest income coupled with a concurrent decrease in interest expense.  In general, the increase in interest income was primarily attributable to comparative increases in the overall average balance of interest-earning assets that were partially offset by an overall decrease in their yield between comparative periods.  The decrease in interest expense primarily reflected a continued decline in the cost of interest-bearing liabilities that more than offset the effect of an increase in their average balance.  The overall increases in the average balances of interest-earning assets and interest-bearing liabilities reflected, in part, the timing of the Central Jersey acquisition through which its acquired balances were only reflected in the latter four months of earlier nine month period ended March 31, 2011 compared to such balances being fully reflected during the entire nine month period ended March 31, 2012.

As a result of these factors, the Company’s net interest rate spread decreased four basis points to 2.47% for the nine months ended March 31, 2012 from 2.51% for the nine months ended March 31, 2011.  The decrease in the net interest rate spread reflected a decline in the yield on earning assets of 37 basis points to 3.76% from 4.13% that was partially offset a 33 basis point decrease in the cost of interest-bearing liabilities to 1.29% from 1.62% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the decrease in net interest rate spread were also reflected in the Company’s net interest margin.  However, those effects were exacerbated by other factors resulting in a nine basis point decline in the Company’s net interest margin to 2.67% for the nine months ended March 31, 2012 from 2.75% for the nine months ended March 31, 2011.  The additional factors resulting in the comparatively larger decline in net interest margin include the addition of goodwill from the Central Jersey acquisition and the foregone interest income associated with use of earning assets to fund the Company’s share repurchase program.  For the nine months ended March 31, 2012, the average balance of goodwill increased by $14.7 million to $108.6 million from $93.9 million for the nine months ended March 31, 2011.  For those same comparative periods, the average balance of treasury stock increased by $6.4 million to $63.9 million from $57.5 million.

Interest Income.  Total interest income increased $988,000 to $74.4 million for the nine months ended March 31, 2012 from $73.4 million for the nine months ended March 31, 2011.  As noted above, the increase in interest income reflected a $267.2 million increase in the average balance of interest-earning assets to $2.64 billion for the nine months ended March 31, 2012 from $2.37 billion for the nine months ended March 31, 2011.  The increase in interest income resulting from the higher average balance of interest-earning assets was partially offset by a 37 basis point decline in their average yield to 3.76% from 4.13% for those same comparative periods.

Interest income from loans increased $2.4 million to $48.5 million for the nine months ended March 31, 2012 from $46.1 million for the nine months ended March 31, 2011.  The increase in interest income on loans was attributable to an increase in their average balance that was partially offset by a decline in their average yield.

  The average balance of loans increased by $106.6 million to $1.24 billion for the nine months ended March 31, 2012 from $1.14 billion for the nine months ended March 31, 2011.  The reported increase in the average balance of loans included a net increase of $139.2 million in the average aggregate balance of commercial loans to $493.1 million from $354.0 million for those same comparative periods.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.  The increase largely reflects the Company’s acquisition of Central Jersey and the organic growth resulting from its long-term expanded strategic emphasis in commercial lending.

The average balance increase noted above was augmented by a $7.3 million increase in the average balance of construction loans to $20.7 million for the nine months ended March 31, 2012 from $13.4 million for the nine months ended March 31, 2011.  For those same comparative periods, the average balance of consumer loans also increased by $700,000 to $3.9 million from $3.2 million.  As above, the increases noted largely reflects the Company’s acquisition of Central Jersey.

The increase in the average balance of loans was partially offset by a $41.1 million decline in the average balance of residential mortgage loans to $727.6 million for the nine months ended March 31, 2012 from $768.7 million for the nine months ended March 31, 2011.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit. The decline in the average balance of residential mortgage loans primarily reflects diminished residential loan demand by qualified borrowers coupled with the Company’s disciplined pricing for such loans in the face of aggressive pricing in the marketplace for certain loan products.  The decline in residential mortgage loans attributable to these factors was modestly offset by the addition of loans acquired from Central Jersey.

The increase in interest income on loans attributable to the increase in their average balances was partially offset by a decrease in their average yield which declined 20 basis points to 5.20% for the nine months ended March 31, 2012 from 5.40% for the nine months ended March 31, 2011.  The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans.

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

Interest income from mortgage-backed securities increased $2.4 million to $24.2 million for the nine months ended March 31, 2012 from $21.8 million for the nine months ended March 31, 2011.  The increase in interest income reflected an increase in the average balance of mortgage-backed securities that was partially offset by a decrease in their average yield.  The average balance of the securities increased $339.0 million to $1.15 billion for the nine months ended March 31, 2012 from $812.2 million for the nine months ended March 31, 2011.  For those same comparative periods, the average yield on mortgage-backed securities declined 78 basis points to 2.80% from 3.58%.

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

Interest income from non-mortgage-backed securities decreased $3.6 million to $1.2 million for the nine months ended March 31, 2012 from $4.8 million for the nine months ended March 31, 2011.  The decrease in interest income reflected a decrease in the average balance of non-mortgage-backed securities coupled with a decline in their average yield.  The average balance of these securities decreased $221.9 million to $83.1 million for the nine months ended March 31, 2012 from $305.0 million for the nine months ended March 31, 2011.  For those same comparative periods, the average yield on non-mortgage-backed securities decreased by 24 basis points to 1.86% from 2.10%.

The decrease in the average balance of non-mortgage backed securities was attributable, in part, to a $173.2 million decrease in the average balance of taxable securities to $74.5 million during the nine months ended March 31, 2012 from $247.7 million for the nine months ended March 31, 2011.  For those same comparative periods, the average balance of tax-exempt securities decreased by $48.7 million to $8.6 million from $57.3 million.  The net change in the average yield on non-mortgage backed securities reflected a decrease of 20 basis points in the yield on taxable securities to 1.96% during the nine months ended March 31, 2012 from 2.16% during the nine months ended March 31, 2011 while the average yield on tax-exempt securities declined 85 basis points to 0.98% from 1.83%.

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

Interest income from other interest-earning assets decreased $113,000 to $582,000 for the nine months ended March 31, 2012 from $695,000 for the nine months ended March 31, 2011.  The decrease in interest income was primarily attributable to a decline in their average yield that was partially offset by an increase in their average balance.  The average yield on other interest-earning assets decreased 31 basis points to 0.49% for the nine months ended March 31, 2012 from 0.80% for the nine months ended March 31, 2011.  For those same comparative periods, the average balance of other interest-earning assets increased by $43.6 million to $159.4 million from $115.8 million.

Interest Expense.  Total interest expense decreased $2.7 million to $21.8 million for the nine months ended March 31, 2012 from $24.5 million for the nine months ended March 31, 2011.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 33 basis points to 1.29% for the nine months ended March 31, 2012 from 1.62% for the nine months ended March 31, 2011.  The decrease in the average cost was partially offset by an increase in the average balance of interest-bearing liabilities of $225.9 million to $2.24 billion from $2.02 billion for the same comparative periods.

Interest expense attributed to deposits decreased $2.6 million to $15.7 million for the nine months ended March 31, 2012 from $18.2 million for the nine months ended March 31, 2011.  The decrease in interest expense was attributable to a decline in the average cost of deposits that was partially offset by an increase in their average balance.

  The cost of interest-bearing deposits declined by 31 basis points to 1.05% for the nine months ended March 31, 2012 from 1.36% for the nine months ended March 31, 2011.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For those comparative periods, average cost of interest-bearing checking accounts decreased by 34 basis points to 0.61% from 0.95% and the average cost of savings accounts decreased 29 basis points to 0.34% from 0.63% while the average cost of certificates of deposit declined 28 basis points to 1.47% from 1.75%.

The decrease in the average cost of interest-bearing deposits was partially offset by a $215.9 million increase in the average balance of interest-bearing deposits to $2.00 billion for the nine months ended March 31, 2012 from $1.78 billion for the nine months ended March 31, 2011.  The reported increase in the average balance was represented across all categories of interest-bearing deposits and reflected the Company’s acquisition of Central Jersey coupled with its strategic efforts to organically increase its deposit base.  For those same comparative periods, the average balance of interest-bearing checking accounts increased $95.7 million to $451.3 million from $355.6 million, the average balance of savings accounts increased $47.1 million to $409.5 million from $362.4 million and the average balance of certificates of deposit increased $73.0 million to $1.14 billion from $1.06 billion.

Interest expense attributed to borrowings decreased by $189,000 to $6.1 million for the nine months ended March 31, 2012 from $6.3 million for the nine months ended March 31, 2011.  The decrease in interest expense on borrowings reflected a decrease in their average cost that was partially offset by an increase in their average balance.  The average cost of borrowings declined 25 basis points to 3.29% for the nine months ended March 31, 2012 from 3.54% the nine months ended March 31, 2011.  For those same comparative periods, the average balance of borrowings increased $10.1 million to $246.6 million from $236.5 million.

The components of the net increase in the average balance of borrowings includes a $16.5 million increase in the average balance of other borrowings to $34.0 million for the nine months ended March 31, 2012 from $17.5 million for the nine months ended March 31, 2011.  Other borrowings primarily includes depositor overnight sweep accounts assumed from Central Jersey.  This increase was partially offset by a $6.4 million decrease in the average balance of FHLB advances to $212.6 million for the nine months ended March 31, 2012 from $219.0 million for the nine months ended March 31, 2011.

Provision for Loan Losses.  The provision for loan losses increased $127,000 to $3,645,000 for the nine months ended March 31, 2012 from $3,518,000 for the nine months ended March 31, 2011.  The provision expense during the current period partly reflected the recognition of additional valuation allowances for newly identified impairment on individually reviewed loans as well as the reversal of such valuation allowances for the impairment recognized during prior periods on previously impaired loans.  Most notably, the payment in full of one impaired multi-family mortgage loan participation during the current nine month period resulted in the reversal of $656,000 of valuation allowances attributable to the previously identified impairment on that loan.

The provision expense for the current period also reflected the required provisions on non-impaired loans evaluated collectively for impairment using the environmental and historical loss factors utilized by the Company’s allowance for loan loss calculation methodology.  As discussed in Note 11 to the consolidated financial statements and the Comparison of Financial Condition at March 31, 2012 and

June 30, 2011 above, these historical and environmental loss factors were updated during the quarter ended December 31, 2011 to reflect the changes noted within those discussions.  The Company estimates that the increase to historical loss factors resulting from the implementing the accelerated recognition of charge offs resulted in a $1,279,000 increase in the allowance for loan losses that was recorded through the provision for loan losses during the current nine month period ended March 31, 2012.  By contrast, the implementation of the noted changes to environmental loss factors through which the Company’s credit-rating classification system was integrated into the calculation of environmental loss factors did not have a significant impact on the provision expense for the current period.

Finally, the provision expense for the current period also reflected the elimination of the unallocated portion of the allowance for loan losses whose balance totaled approximately $233,000 at the close of the prior fiscal year ended June 30, 2011.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the nine months ended March 31, 2012 is presented in Note 11 to consolidated financial statements.

Non-Interest Income. Non-interest income, excluding losses attributable to REO operations and sales, increased by $1.5 million to $4.1 million for the nine months ended March 31, 2012 from $2.5 million for the nine months ended March 31, 2011.  This increase in non-interest income was partly attributable to a $683,000 increase in fees and service charges, including electronic banking fees and charges, that largely reflected the acquisition of Central Jersey.  Similarly, the increase also reflected a $479,000 increase in gains associated with the sale of loans that was primarily attributable to an increase in the volume of SBA loan originations sold through the CJB Division during the current period.  The increase in non-interest income also reflected the recognition of a $245,000 payment received by the Bank from a tenant in return for the discharge of their future obligations under the terms of a commercial lease agreement where the Bank served as lessor.

Losses attributable to REO operations and sales increased by $3,505,000 to $3,560,000 for the nine months ended March 31, 2012 compared to $55,000 for the nine months ended March 31, 2011.  The increase in REO-related losses was primarily attributable to writing down the carrying value of REO properties by a total of $3,268,000 during the nine months ended March 31, 2012 to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.  The remaining $327,000 of REO-related operating losses reflected the ongoing net carrying costs of foreclosed properties recognized by the Bank during the period.

At March 31, 2012, the Bank held a total of ten REO properties with an aggregate carrying value of $5,160,000.  Five properties with carrying values totaling $3,636,000 are under contract for sale at March 31, 2012 with such values reflecting the net sale proceeds that the Bank expects to receive based upon the terms of those contracts.

Non-Interest Expenses.  Non-interest expenses, excluding merger-related expenses, increased $5.4 million to $43.5 million for the nine months ended March 31, 2012 from $38.1 million for the nine months ended March 31, 2011.  The increases were reflected across most categories of noninterest expenses and were largely attributable to the ongoing operating costs of the CJB Division during the nine months ended March 31, 2012 compared to its operating for only four months during the earlier comparative period.

Salaries and employee benefits increased by $2.7 million to $25.1 million from $22.4 million reflecting increases in salaries, benefits and payroll tax expenses.  These increases were largely attributable to the staffing additions resulting from the acquisition of Central Jersey coupled with other increases in compensation and health care costs.  Offsetting these increases in compensation-related costs was a decline in stock benefit plan expenses resulting from the completed vesting of restricted stock and stock option awards granted in prior years.  A small number of restricted stock and stock option awards were granted during fiscal 2011 which will continue to be expensed over their five year vesting period.

Net occupancy expense of premises increased by $829,000 to $4.9 million for the nine months ended March 31, 2012 from $4.0 million for the nine months ended March 31, 2011 while equipment and systems expense increased $1.1 million to $5.4 million from $4.3 million for those same comparative periods.  The increase in these expenses largely reflects the Company’s additional facilities, equipment and systems-related costs of operating the CJB Division for the nine months ended March 31, 2012 for which a lower level of comparable expense was recorded during the earlier comparative period due to the timing reasons noted above.  The comparative increase in equipment and system expense also reflects the non-recurring costs recognized during the current nine month period relating to the conversion and integration of data processing systems relating to the Central Jersey acquisition.

For the comparative periods noted, advertising and marketing expenses increased by $74,000 to $842,000 from $768,000.  The increases reflected advertising costs associated with the CJB Division as well as increases in other advertising and marketing expenditures for the period.

Lastly, miscellaneous expenses increased by $1.4 million to $5.2 million from $3.8 million for the comparative periods noted reflecting net increases in general and administrative costs, a significant portion of which were attributable to the ongoing operation of the CJB Division.

The net increase in non-interest expense between comparative periods was partially offset by a $274,000 decrease in federal deposit insurance premium expense to $1.6 million for the nine months ended March 31, 2012 from $1.8 million for the nine months ended March 31, 2011.  The net reduction in FDIC insurance expense primarily reflected changes in the FDIC’s deposit insurance calculation methodology that went into effect during the quarter ended June 30, 2011.  The effect of these changes were partially offset by the increase in the Bank’s deposit insurance assessment base resulting from the Central Jersey acquisition.

The net increase in non-interest expense was also partially offset by a $491,000 reduction in director compensation expense to $491,000 for the nine months ended March 31, 2012 from $982,000 for the nine months ended March 31, 2011.  The reduction in expense resulted primarily from a decline in stock benefit plan expenses resulting from the completed vesting of restricted stock and stock option awards granted in prior years.

Finally, the change in non-interest expense between comparative periods also reflected $3.4 million of merger-related costs associated with the Central Jersey acquisition that were recorded during the earlier comparative period for which no comparable costs were recorded during the current period.

Provision for Income Taxes.  The provision for income taxes decreased $202,000 to $2.1 million for the nine months ended March 31, 2012 from $2.3 million for the nine months ended March 31, 2011.  The variance in income tax expense between comparative periods was largely attributable to underlying differences in the level of the taxable portion of pre-tax income between comparative periods.  The Company’s effective tax rate during the nine months ended March 31, 2012 was 35.3% which, in relation to statutory income tax rates, reflected the effects of tax-favored income sources included in pre-tax income.  By comparison, the Company’s effective tax rate compared to for the nine months ended March 31, 2011 was 36.6%.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation.  Management generally maintains cash and cash equivalents for this purpose.  Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at March 31, 2012, which included $1.29 billion of mortgage-backed securities and $12.9 million of non-mortgage-backed securities that can readily be sold if necessary.

As noted earlier, the balance of the Company’s cash and cash equivalents decreased by $110.4 million to $112.1 million at March 31, 2012 from $222.6 million at June 30, 2011.  Management had previously determined that the opportunity cost to earnings of maintaining a growing level of short-term liquid assets to fund potential loan growth outweighs the related benefits.  Consequently, a significant portion of the Company’s excess liquidity that had accumulated earlier in the fiscal year continued to be deployed into comparatively higher yielding mortgage-backed securities during the quarter ending March 31, 2012.  The Company expects to continue to maintain the average balance of interest-earning cash and equivalents at a comparatively lower levels than had been previously reported during recent preceding quarters.  Management will continue to monitor the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives.  The Company may alter its liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

At March 31, 2012, the Bank had outstanding commitments to originate and purchase loans of $66.5 million and $2.6 million, respectively, compared to $13.3 million and $-0-, respectively, at June 30, 2011.  Construction loans in process and unused lines of credit were $15.5 million and $68.3 million, respectively, at March 31, 2012 compared to $17.0 million and $65.5 million, respectively, at June 30, 2011.  The Bank is also subject to the contingent liabilities resulting from letters of credit originally issued by Central Jersey whose outstanding balances totaled $1.1 million and $1.3 million at March 31, 2012 and June 30, 2011, respectively.

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

As noted earlier, for the nine months ended March 31, 2012, the balance of total deposits increased by $5.1 million to $2.15 billion reflecting the Company’s active management of deposit pricing during the period to support net interest spread and margin.  The balance of certificates of deposit with maturities of greater than 12 months also increased to $379.5 million at March 31, 2012 compared to $363.2 million at June 30, 2011 with such balances representing 34.1% and 31.5% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and, to the extent that maturing deposits do not remain with the Bank, management may replace such funds with advances.  As of March 31, 2012, the Bank’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $211.0 million.  Of these advances, $1.0 million represents an amortizing advance maturing in 2021.  The remaining $210.0 million of advances represent fixed rate advances with maturity dates ranging from 2013 to 2017.  Most of these advances have terms that enable the FHLB to call the borrowing at their option prior to maturity.

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

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers.  At March 31, 2012, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards.  As of March 31, 2012, the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at March 31, 2012, as compared to the minimum regulatory capital requirements:

	At March 31, 2012
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital
(to risk-weighted assets)	$347,891	26.13%	$106,501	8.00%	$133,126	10.00%

Tier 1 Capital
(to risk-weighted assets)	$338,791	25.45%	$53,251	4.00%	$79,876	6.00%

Core (Tier 1) Capital
(to adjusted total assets)	$338,791	12.29%	$110,297	4.00%	$137,872	5.00%

Tangible Capital
(to adjusted total assets)	$338,791	12.29%	$41,362	1.50%	$-	-

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

Based upon the findings of the Company’s internal interest rate risk analysis the Company is considered to be liability sensitive.  Liability sensitivity characterizes the balance sheets of many thrift institutions and is generally attributable to the comparatively shorter contractual maturity and/or re-pricing characteristics of the institution’s deposits and borrowings versus those of its loans and investment securities.

With respect to the maturity and re-pricing of its interest-bearing liabilities, at March 31, 2012, $733.6 million or 65.9% of our certificates of deposit mature within one year with an additional $222.2 million or 20.0% maturing in greater than one year but less than or equal to two years.  Based on current market interest rates, the majority of these certificates are projected to re-price downward to the extent they remain with the Bank at maturity and are reinvested in accounts with like maturities.  Of the $211.0 million of FHLB borrowings at March 31, 2012, all have fixed interest rates with $200.0 million maturing during fiscal 2018, but callable on a quarterly basis prior to maturity.  Given current market interest rates, the call options are not currently expected to be exercised by the FHLB.  The remaining $11.0 million of FHLB borrowings comprise three fixed rate advances; two $5.0 million advances maturing in 2013 and 2015 and one $1.0 million amortizing advance maturing in 2021.

With respect to the maturity and re-pricing of the Company’s interest-earning assets, at March 31, 2012, $61.8 million, or 4.9% of our total loans will reach their contractual maturity dates within one year with the remaining $1.20 billion, or 95.1% of total loans having remaining terms to contractual maturity in excess of one year.  Of loans maturing after one year, $948.7 million or 75.2% had fixed rates of interest while the remaining $251.5 million or 19.9% had adjustable rates of interest.

Regarding investment securities, at March 31, 2012, $2.0 million or 0.2% of our securities will reach their contractual maturity dates within one year with the remaining $1.34 billion, or 99.8% of total securities, having remaining terms to contractual maturity in excess of one year.  Of the latter category, $1.21 billion comprising 90.5% of our total securities had fixed rates of interest while the remaining $124.1 million comprising 9.3% of our total securities had adjustable or floating rates of interest.

At March 31, 2012, mortgage-related assets, including residential and commercial mortgage loans and mortgage-backed securities, total $2.4 billion and comprise 90.0% of total earning assets.  In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets.  In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them.  In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans.  By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates.  These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

The Company generally retained its liability sensitivity during the first nine months of fiscal 2012 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, changed modestly during the year.  Specifically, the Company’s cumulative one-year gap percentage changed from -2.08% at June 30, 2011 to -1.07% at March 31, 2012 while the Company’s cumulative three-year gap percentage changed from +3.34% to +4.49% over those same comparative periods.  The changes in gap noted indicate a modest increase in the proportion of earning assets repricing within the timeframes noted in relation to costing liabilities repricing within those same timeframes.

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

During the first nine months of fiscal 2012, short term interest rates generally remained stable at their historical lows with the yield on the one year U.S. Treasury bill measuring 0.19% at both June 30, 2011 and March 31, 2012.  However, over that same period, the market yield on the 10-year U.S. Treasury note decreased by 95 basis points from 3.18% to 2.23%.  The significant flattening of the yield curve during that period, coupled with the effects of the reported increase in nonaccrual loans and reallocation of earning assets from loans into securities, contributed significantly to the decline in the Company’s net interest spread which decreased to 2.47% for the nine months ended March 31, 2012 compared to 2.56% for the prior fiscal year ended June 30, 2011.  As noted earlier, the Company is pursuing various strategies to mitigate the adverse effects of the flattening yield curve on its net interest spread and margin.  Such strategies include deploying excess liquidity in higher yielding interest-earning assets, such as commercial loans and investment securities, while continuing to lower its cost of interest-bearing liabilities by reducing deposit offering rates.  However, the risk of additional net interest rate spread and margin compression is significant as the yield on Company’s interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates compared to the lesser reductions in shorter term market interest rates that affect its cost of interest-bearing liabilities.

The Board of Directors has established an Interest Rate Risk Management Committee, currently comprised of Directors Hopkins, Regan, Aanensen, Mazza and Leopold Montanaro, with our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Investment Officer and Enterprise Risk Management Officer participating as management’s liaison to the committee. The committee meets quarterly to address management of our assets and liabilities, including review of our short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and re-pricing frequencies of loans and securities; and a variety of other asset and liability management topics.  The results of the committee’s quarterly review are reported to the full Board, which adjusts the investment policy and strategies, as it considers necessary and appropriate.

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

As illustrated in the tables below, the Company’s NPV would be negatively impacted by an increase in interest rates.  This result is expected given the Company’s liability sensitivity noted earlier.  Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of the Bank’s interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Company’s assets compared to the beneficial impact arising from the reduced present value of its liabilities.  Hence, the Company’s NPV and NPV ratio decline in the increasing interest rate scenarios.  Historically low interest rates at March 31, 2012 preclude the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the Company’s internal NPV analysis as of March 31, 2012 and June 30, 2011, respectively.

	At March 31, 2012
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	233,082	-163,669	-41%	9.07%	-488 bps
+200 bps	310,447	-86,304	-22%	11.59%	-236 bps
+100 bps	366,886	-29,685	-8%	13.24%	-71 bps
0 bps	396,751	-	-	13.95%	-

	At June 30, 2011
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	246,546	-147,422	-37%	9.60%	-429 bps
+200 bps	308,629	-85,339	-22%	11.59%	-230 bps
+100 bps	361,606	-32,362	-8%	13.10%	-79 bps
0 bps	393,968	-	-	13.89%	-

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points.  Based upon the tables above, the Company’s sensitivity measure increased by six basis points from -230 basis points at June 30, 2011 to -236 basis points at March 31, 2012 which indicates a modest increase in the Bank’s sensitivity to movements in interest rates from period to period.

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

A significant contributor to the increase in the Company’s sensitivity measure during the most recent quarter was the decrease in its balance of short-term liquid assets in relation to other interest-earning assets.  As discussed earlier, cash and cash equivalents decreased $110.5 million to $112.1 million at March 31, 2012 from $222.6 million at June 30, 2011.  As discussed earlier, management had previously determined that the opportunity cost to earnings of maintaining a growing level of short-term liquid assets to fund potential loan growth outweighed the related benefits.  Consequently, a significant portion of the Company’s excess liquidity continued to be deployed into comparatively higher yielding investments during the quarter ended March 31, 2012 while the average balance of interest-earning cash and equivalents is generally expected to be maintained at a comparatively lower level than that reported in recent quarters.  The deployment of a portion of the Company’s excess liquidity contributed to the increase in the sensitivity of NPV to movements in interest rates reported for the quarter ended March 31, 2012.

In addition to the overall decrease in short-term liquid assets, the change in the Company’s interest rate sensitivity also reflected other less noteworthy changes in the composition and allocation of the Company’s balance sheet from June 30, 2011 to March 31, 2012 as well as updates to modeling assumptions relating to mortgage loan and mortgage-backed security prepayment speeds and core deposit decay rates.

Because the Company’s sensitivity measure and NPV ratio in the +200 bps scenario were within the applicable thresholds originally established by its prior regulator, the Company’s “TB 13a Level of Risk” was internally rated as “Minimal” based upon the results of its interest rate risk analysis as of March 31, 2012 and June 30, 2011.  TB-13a was the OTS’s primary regulatory guidance concerning the management of interest rate risk.

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

As illustrated in the tables below, the Company’s net interest income would be negatively impacted by an increase in interest rates. Like the NPV results presented earlier, this result is expected given the Company’s liability sensitivity noted earlier. The tables below also reflect only modest changes in the sensitivity to movements in interest rates between the comparative periods resulting from the changes to balance sheet allocation and modeling assumptions discussed earlier.

At March 31, 2012
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$71,926	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	70,885	-1,041	-1.45
Immediate and permanent	Parallel	Static	+200 bps	One Year	68,235	-3,691	-5.13
Immediate and permanent	Parallel	Static	+300 bps	One Year	63,657	-8,268	-11.50

At June 30, 2011
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$71,589	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	70,361	-1,228	-1.71
Immediate and permanent	Parallel	Static	+200 bps	One Year	68,133	-3,456	-4.83
Immediate and permanent	Parallel	Static	+300 bps	One Year	62,925	-8,664	-12.10

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

At March 31, 2012, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10-K for the year ended June 30, 2011, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2012.

	Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	January 1-31, 2012	108,531	$9.54	108,531	-
	February 1-29, 2012	-	$-	-	-
	March 1-31, 2012	-	$-	-	802,780
	Total	108,531	$9.54	108,531	802,780

(1)	On March 23, 2012, the Company announced the authorization of a seventh repurchase program for up to 802,780 shares or 5% of shares outstanding.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

	3.1	Charter of Kearny Financial Corp. (1)
	3.2	By-laws of Kearny Financial Corp. (2)
	4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
	10.1	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (2)
	10.2	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (2)
	10.3	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
	10.4	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)
	10.5	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
	10.6	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
	10.7	Directors Consultation and Retirement Plan (1)
	10.8	Benefit Equalization Plan (1)
	10.9	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
	10.10	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (3)
	10.11	Kearny Federal Savings Bank Director Life Insurance Agreement (4)
	10.12	Kearny Federal Savings Bank Executive Life Insurance Agreement (4)
	10.13	Kearny Financial Corp. Directors Incentive Compensation Plan (5)
	10.14	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer (6)
	11.0	Statement regarding computation of earnings per share (Filed herewith).
	31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document *
	101.SCH	XBRL Schema Document *
	101.CAL	XBRL Calculation Linkbase Document *
	101.LAB	XBRL Labels Linkbase Document *
	101.PRE	XBRL Presentation Linkbase Document *
	101.DEF	XBRL Definition Linkbase Document *

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

KEARNY FINANCIAL CORP.

Date:	May 10, 2012	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	May 10, 2012	By:	/s/ Eric B. Heyer
Eric B. Heyer
Senior Vice President and
Chief Financial Officer
(Principal financial and accounting officer)