Form 10-K
period 2012-06-30
Kearny Financial Corp.
filed 2012-09-13
CIK 1295664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2012
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X ] YES [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] YES   [X] NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on December 31, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $130.2 million.   Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of September 7, 2012 there were outstanding 66,898,140 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.           Portions of the definitive Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2012

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

•	the impact of changes in financial services laws and regulations (including laws concerning taxation, banking, securities and insurance),
•	changes in accounting policies and practices, as may be adopted by regulatory agencies, the Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board,
•	technological changes,
•	competition among financial services providers and,
•	the success of the Company at managing the risks involved in the foregoing and managing its business.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

Item 1. Business

General

The Company is a federally-chartered corporation that was organized on March 30, 2001 for the purpose of being a holding company for Kearny Federal Savings Bank (the “Bank”), a federally-chartered stock savings bank.  On February 23, 2005, the Company completed a minority stock offering in which it sold 21,821,250 shares, representing 30% of its outstanding common stock upon completion of the offering.  The remaining 70% of the outstanding common stock, totaling 50,916,250 shares, were retained by Kearny MHC (the “MHC”). The MHC is a federally-chartered mutual holding company and so long as the MHC is in existence, it will at all time own a majority of the outstanding common stock of the Company.  The stock repurchase programs conducted by the Company since the offering have reduced the total number of shares outstanding.  The 50,916,250 shares held by the MHC represented 76.1% of the 66,936,040 total shares outstanding as of the Company’s June 30, 2012 fiscal year end.  The MHC and the Company are now regulated as savings and loan holding companies by the Board of Governors of the Federal Reserve System (“FRB”), as successor to the Office of Thrift Supervision (“OTS”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

The Company’s primary business is the ownership and operation of the Bank.  The Bank is principally engaged in the business of attracting deposits from the general public in New Jersey and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities.  Loans originated or purchased by the Bank generally include loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers.  The investment securities purchased by the Bank generally include U.S. agency mortgage-backed securities, U.S. government and agency debentures and bank-qualified municipal obligations.  The Bank maintains a small balance of single issuer trust preferred securities and non-agency mortgage-backed securities which were acquired through the Company’s purchase of other institutions and does not actively purchase such securities.  At June 30, 2012, net loans receivable comprised 43.4% of our total assets while investment securities, including mortgage-backed and non-mortgage-backed securities, comprised 43.5% of our total assets.   By comparison, at June 30, 2011, net loans receivable comprised 43.3% of our total assets while securities comprised 41.8% of our total assets.

The level of loan originations and purchases during fiscal 2012 continued to reflect the challenges of declining real estate values and high levels of unemployment that have characterized the regional and national economy since the financial crisis of 2008-2009.  Notwithstanding these near-term challenges, our strategic business plan continues to call for increasing the balance of our loan portfolio relative to the size of our securities portfolio over the next several years.

We operate from an administrative headquarters in Fairfield, New Jersey and had 41 branch offices as of June 30, 2012.  We also operate an Internet website at www.kearnyfederalsavings.com through which copies of our periodic reports are available free of charge as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Market Area.  At June 30, 2012, our primary market area consists of the New Jersey counties in which we currently operate branches: Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic and Union Counties.  Our lending is concentrated in these nine counties and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

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

There are large retail banking competitors operating throughout our primary market area, including Bank of America, Citibank, Hudson City Savings Bank, JP Morgan Chase Bank, PNC Bank, TD Bank, and Wells Fargo Bank and we face strong competition from other community-based financial institutions.  Based on data compiled by the FDIC as of June 30, 2011, the latest date for which such data is available, Kearny Federal Savings Bank was ranked 15th of 112 depository institutions operating in the nine counties in which the Bank had branches as of that date with 1.14% of total FDIC-insured deposits.

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

Upon completion of the transaction, Central Jersey merged with the Company while Central Jersey Bank merged with and into the Bank.  Central Jersey Bank continues to operate as a division of the Bank (“CJB Division”) through its 14 branch offices in Monmouth and Ocean Counties, New Jersey.

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

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family	$562,846	43.77%	$610,901	48.12%	$663,850	65.52%	$689,317	65.97%	$687,679	66.99%
Commercial	484,934	37.71	383,690	30.23	203,013	20.04	197,379	18.89	178,588	17.40
Commercial business	88,414	6.88	105,001	8.28	14,352	1.42	14,812	1.42	8,735	0.85
Consumer:
Home equity loans	95,832	7.45	111,478	8.78	101,659	10.03	113,387	10.85	123,978	12.08
Home equity lines of credit	29,530	2.30	32,925	2.59	11,320	1.12	12,116	1.16	11,478	1.12
Passbook or certificate	3,638	0.28	2,753	0.22	2,703	0.27	2,922	0.28	2,662	0.26
Other	404	0.03	1,026	0.08	1,545	0.15	1,585	0.15	1,332	0.13
Construction	20,292	1.58	21,598	1.70	14,707	1.45	13,367	1.28	12,062	1.17
Total loans	1,285,890	100.00%	1,269,372	100.00%	1,013,149	100.00%	1,044,885	100.00%	1,026,514	100.00%
Less:
Allowance for loan losses	10,117		11,767		8,561		6,434		6,104
Unamortized yield adjustments including net premiums on purchased loans and net deferred loans costs and fees	1,654		1,021		(564)		(962)		(1,276)
	11,771		12,788		7,997		5,472		4,828

Total loans, net	$1,274,119		$1,256,584		$1,005,152		$1,039,413		$1,021,686

Loan Maturity Schedule.  The following table sets forth the maturities of our loan portfolio at June 30, 2012. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.  Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Real estate mortgage: One-to-four family	Real estate mortgage: Commercial	Commercial business	Home equity loans	Home equity lines of credit	Passbook or certificate	Other	Construction	Total
	(In Thousands)
Amounts Due:
Within 1 Year	$314	$1,923	$27,413	$1,895	$180	$2,063	$177	$18,632	$52,597

After 1 year:
1 to 3 years	2,294	10,939	8,361	2.497	413	115	88	1,660	26,367
3 to 5 years	5,211	4,429	7,098	7,159	674	43	32	—	24,646
5 to 10 years	80,407	38,185	9,231	26,496	6,925	—	35	—	161,279
10 to 15 years	151,881	105,894	8,286	30,726	7,112	—	—	—	303,899
Over 15 years	322,739	323,564	28,025	27,059	14,226	1,417	72	—	717,102

Total due after one year	562,532	483,011	61,001	93,937	29,350	1,575	227	1,660	1,233,293

Total amount due	$562,846	$484,934	$88,414	$95,832	$29,530	$3,638	$404	$20,292	$1,285,890

The following table shows the dollar amount of loans as of June 30, 2012 due after June 30, 2013 according to rate type and loan category.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate mortgage:
One-to-four family	$530,235	$32,297	$562,532
Multi-family and commercial	302,700	180,311	483,011
Commercial business	37,814	23,187	61,001
Consumer:
Home equity loans	93,937	—	93,937
Home equity lines of credit	1,604	27,746	29,350
Passbook or certificate	—	1,575	1,575
Other	153	74	227
Construction	700	960	1,660

Total	$967,143	$266,150	$1,233,293

One-to-Four Family Mortgage Loans.   Our primary lending activity has traditionally consisted of the origination of one-to-four family first mortgage loans, of which approximately $524.5 million or 93.2% are secured by properties located within New Jersey as of June 30, 2012 with the remaining $38.4 million or 6.8% secured by properties in other states.  By comparison, at June 30, 2011 approximately $542.5 million or 88.8% of loans were secured by New Jersey properties.  During the year ended June 30, 2012, the Bank originated $66.5 million of one-to-four family first mortgage loans within New Jersey compared to $76.7 million in the year ended June 30, 2011.  Loan origination volume during fiscal 2012 continued to reflect the challenges of declining real estate values and high levels of unemployment that have characterized the regional and national economy since the financial crisis of 2008-2009.  Management’s decision to maintain its conservative underwriting standards coupled with a disciplined pricing policy continued into fiscal 2012 which may have caused some potential borrowers to seek financing with more aggressive lenders.  To supplement originations, we also purchased one-to-four family first mortgages totaling $22.2 million during the year ended June 30, 2012, compared to $4.4 million during the year ended June 30, 2011.  In total, one-to-four family mortgage loan repayments outpaced loan acquisition volume during fiscal 2012 resulting in the reported net decline in the outstanding balance of this segment of the loan portfolio.

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

Multi-Family and Nonresidential Real Estate Mortgage Loans.  We also originate commercial mortgage loans on multi-family and nonresidential properties, including loans on apartment buildings, retail/service properties and land as well as other income-producing properties, such as mixed-use properties combining residential and commercial space.  The factors noted above that impacted residential loan origination volume during fiscal 2012 also adversely impacted the origination volume of commercial mortgages.  However, these challenges were more than offset by the Bank’s growing strategic emphasis in commercial lending which resulted in the origination of approximately $95.5 million of multi-family and commercial real estate mortgages during the year ended June 30, 2012, compared to $40.3 million during the year ended June 30, 2011.    The Company’s business plan continues to call for growing strategic emphasis on the origination of commercial mortgages and increasing that portfolio on both a dollar and percentage of assets basis.  Toward that end, we expanded our commercial loan acquisition strategies during fiscal 2012 to include purchases of commercial loan participations which totaled approximately $57.8 million during the year ended June 30, 2012.  In total, commercial mortgage loan acquisition volume outpaced loan repayments during fiscal 2012 resulting in the reported net increase in the outstanding balance of this segment of the loan portfolio.

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

Commercial Business Loans.  We also originate commercial term loans and lines of credit to a variety of professionals, sole proprietorships and small businesses in our market area including loans originated through the SBA in which the Bank participates as a Preferred Lender.  The factors noted earlier that impacted residential and commercial mortgage loan origination volume during fiscal 2012 also adversely impacted the origination volume of commercial business loans.  Nevertheless, the Bank originated approximately $18.0 million of commercial business loans during the year ended June 30, 2012 compared to $11.5 million during the year ended June 30, 2011.  However, commercial business loan repayments and sales outpaced loan acquisition volume during fiscal 2012 resulting in the reported net decline in the outstanding balance of this segment of the loan portfolio.

The net decline in the portfolio reflected the sale of $6.5 million of SBA loan participations which resulted in the recognition of related sale gains totaling approximately $661,000.  By comparison, the Bank sold $5.1 million of SBA loan participations during fiscal 2011 which resulted in the recognition of related sale gains totaling approximately $517,000.  The Company’s business plan continues to call for increased emphasis on originating commercial business loans, including the origination and sale of SBA loans, as part of its strategic focus on commercial lending.

Approximately $79.0 million or 89.3% of our commercial business loans are “non-SBA” loans.   Of these loans, approximately $75.6 million or 95.7% represent secured loans that are primarily collateralized by real estate or, to a lesser extent, other forms of collateral.  The remaining $3.4 million or 4.3% represent unsecured loans to our business customers.  We generally require personal guarantees on all “non-SBA” commercial business loans.  Marketable securities may also be accepted as collateral on lines of credit, but with a loan to value limit of 50%.  The loan to value limit on secured commercial lines of credit and term loans is otherwise generally limited to 70%. We also make unsecured commercial loans in the form of overdraft checking authorization up to $25,000 and unsecured lines of credit up to $25,000.  Our “non-SBA” commercial term loans generally have terms of up to 20 years and are mostly fixed-rate loans.  Our commercial lines of credit have terms of up to two years and are generally adjustable-rate loans.  We also offer a one-year, interest-only commercial line of credit with a balloon payment.

The remaining $9.4 million or 10.7% of commercial business loans represent the retained portion of SBA loan originations.  Such loans are generally secured by various forms of collateral, including real estate, business equipment and other forms of collateral.  The Bank generally chooses to sell the guaranteed portion of SBA loan originated which ranges from 50% to 90% of the loan’s outstanding balance while retaining the nonguaranteed portion of the loan in portfolio.  However, the Bank may also elect to retain the guaranteed portion of such loans in lieu of selling the guaranteed portion.  At June 30, 2012, approximately $3.3 million of the retained portion of the Bank’s SBA loans is guaranteed by the Small Business Administration.

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

Home Equity Loans and Lines of Credit.  Our home equity loans are fixed-rate loans for terms of generally up to 20 years.  We also offer fixed-rate and adjustable-rate home equity lines of credit with terms of up to 15 years.  The factors noted above that impacted one-to-four family loan origination volume during fiscal 2012 also adversely impacted the origination volume of home equity loans and lines of credit.  Nevertheless, the Bank originated $35.7 million of home equity loans and home equity lines of credit compared to $20.5 million in the year ended June 30, 2011.  However, repayments of home equity loans and lines of credit outpaced loan acquisition volume during fiscal 2012 resulting in the reported net decline in the outstanding balance of this segment of the loan portfolio.

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

Construction Lending.  Our construction lending includes loans to individuals for construction of one-to-four family residences or for major renovations or improvements to an existing dwelling.  Our construction lending also includes loans to builders and developers for multi-unit buildings or multi-house projects. All of our construction lending is in New Jersey.  During the year ended June 30, 2012, construction loan disbursements were $12.0 million compared to $3.0 million during the year ended June 30, 2011.  However, the repayment of construction loans more than offset these disbursements during fiscal 2012 resulting in the reported net decline in the outstanding balance of this segment of the loan portfolio.  The level of construction loan activity continues to reflect many of the same factors that have adversely impacted the origination volume of other loan categories during fiscal 2012.

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

Loans to One Borrower.  Federal law generally limits the amount that a savings institution may lend to one borrower to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of June 30, 2012, our loans-to-one-borrower limit was approximately $50.2 million.

At June 30, 2012, our largest single borrower had an aggregate loan balance of approximately $13.1 million, representing four mortgage loans secured by commercial real estate.  Our second largest single borrower had an aggregate loan balance of approximately $9.2 million, representing two loans secured by commercial real estate.  Our third largest borrower had an aggregate loan balance of approximately $7.9 million, representing ten loans secured by commercial real estate, two residential construction loans and one residential loan.  At June 30, 2012, all of these lending relationships were current and performing in accordance with the terms of their loan agreements.  By comparison, at June 30, 2011, loans outstanding to the Bank’s three largest borrowers totaled approximately $13.6 million, $9.5 million and $7.6 million, respectively.

Loan Originations, Purchases, Sales, Solicitation and Processing.  The following table shows total loans originated, purchased, acquired and repaid during the periods indicated.

	For the Years Ended June 30,
	2012	2011	2010
	(In Thousands)
Loans originated and purchased:
Loan originations:
Real estate mortgage:
One-to-four family	$66,456	$76,749	$102,116
Multi-family and commercial	95,534	40,282	31,002
Commercial business	17,968	11,544	3,457
Construction	12,004	3,029	7,081
Consumer:
Home equity loans and lines of credit	35,741	20,484	30,622
Passbook or certificate	2,740	1,045	843
Other	504	571	469
Total loan originations	230,947	153,704	175,590
Loan purchases:
Real estate mortgage:
One-to-four family	22,185	4,366	31,216
Multi-family and commercial	57,829	-	-
Total loans purchased	80,014	4,366	31,216
Loans acquired from Central Jersey	-	347,721	-
Loans sold:
One-to-four family	-	(2,574)	-
Commercial SBA participations	(6,462)	(5,056)	-
Total loan sold	(6,462)	(7,630)	-
Loan principal repayments	(280,578)	(238,404)	(239,697)
Decrease due to other items	(6,386)	(8,325)	(1,370)

Net increase (decrease) in loan portfolio	$17,535	$251,432	$(34,261)

In connection with the acquisition of Central Jersey during fiscal 2011, the Company acquired loans with a fair value of $347.7 million at the time of acquisition.  The Company estimated the fair value of non-impaired loans acquired from Central Jersey by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing terms.  Cash flows for each pool were projected using an estimate of future credit losses and rate of prepayments.  Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.  The portion of the fair valuation attributable to expected future credit losses on non-impaired loans totaled approximately $3.5 million or 1.05% of their outstanding balances.

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

Our customary sources of loan applications include loans originated by our commercial and residential loan officers, repeat customers, referrals from realtors and other professionals and “walk-in” customers.  These sources are supported in varying degrees by our newspaper and electronic advertising and marketing strategies.

The Bank maintains loan purchase and servicing agreements with three large nationwide lenders, in order to supplement the Bank’s residential mortgage loan production pipeline.  The original agreements called for the purchase of loan pools that contain mortgages on residential properties in our lending area.  Subsequently, we expanded our loan purchase and servicing agreements with the same nationwide lenders to include mortgage loans secured by residential real estate located outside of New Jersey.  We have procedures in place for purchasing these mortgages such that the underwriting guidelines are consistent with those used in our in-house loan origination process.  The evaluation and approval process ensures that the purchased loans generally conform to our normal underwriting guidelines.  Our due diligence process includes full credit reviews and an examination of the title policy and associated legal instruments.  We recalculate debt service and loan-to-value ratios for accuracy and review appraisals for reasonableness.  All loan packages presented to the Bank must meet the Bank’s underwriting requirements as outlined in the purchase and servicing agreements and are subject to the same review process outlined above.  Furthermore, there are stricter underwriting guidelines in place for out-of-state mortgages, including higher minimum credit scores.  During the year ended June 30, 2012, we purchased fixed-rate loans with principal balances totaling $3.8 million from these sellers.

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

As of June 30, 2012, our portfolio of out-of-state loans included residential mortgages in 21 states and totaled approximately $38.4 million or 6.8% of one-to-four family mortgage loans.  The states with the two largest concentrations of loans at June 30, 2012 were Georgia and Texas with outstanding principal balances totaling $4.2 million and $3.8 million, respectively.  The aggregate outstanding balances of loans in each of the remaining 19 states comprise less than 10% of the total balance of out-of-state loans.

The Bank also enters into purchase agreements with a limited number of mortgage originators to supplement the Bank’s loan production pipeline.  These agreements call for the purchase, on a flow basis, of one-to-four family first mortgage loans with servicing released to the Bank.  During the year ended June 30, 2012, we purchased fixed-rate loans with principal balances totaling $17.6 million from these sellers.

In addition to purchasing one-to-four family loans, we also purchase participations in commercial mortgage loans originated by other banks and non-bank originators. During the year ended June 30, 2012, we purchased commercial loan participations totaling approximately $57.8 million.  The number and aggregate outstanding balance of commercial loan participations totaled 30 and $58.0 million at June 30, 2012, respectively, representing loans on a variety of multi-family and commercial real estate properties.

The participations noted above exclude those acquired through the Thrift Institutions Community Investment Corporation of New Jersey (“TICIC”), a subsidiary of the New Jersey Bankers Association that is no longer actively originating loans.  At June 30, 2012, our remaining TICIC participations included a total of 26 loans with an aggregate balance of $5.5 million representing loans on multi-family and commercial real estate properties.

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

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial write-down of the property, if necessary, is charged to the allowance for loan losses (“ALLL”). Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines are identified.

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

Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan for financial statement purposes.  When a loan is returned to accrual status, any accumulated interest payments previously applied to the carrying value of the loan during its nonaccrual period are recognized as interest income as an adjustment to the loan’s yield over its remaining term.

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

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Loans accounted for on a nonaccrual basis:
Real estate mortgage:
One- to four-family	$14,917	$4,056	$1,867	$2,120	$530
Multi-family and commercial	11,008	7,429	4,358	5,626	1,012
Commercial business	3,941	4,866	2,298	—	—
Consumer:
Home equity loans	984	204	250	27	31
Home equity lines of credit	193	93	—	—	—
Other	6	22	1	—	—
Construction	1,758	1,654	468	362	—
Total	32,807	18,324	9,242	8,135	1,573
Accruing loans which are contractually past due 90 days or more:
Real estate mortgage:
One- to four-family	-	14,923	12,321	5,017	—
Multi-family and commercial	398	—	—	—	—
Commercial business	293	1,718	—	—	—
Consumer:	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Passbook or certificate	—	—	—	—	—
Other	—	—	—	—	—
Construction	—	—	—	—	—
Total	691	16,641	12,321	5,017	—

Total nonperforming loans	$33,498	$34,965	$21,563	$13,152	$1,573
Real estate owned	$3,811	$7,497	$146	$109	$109
Other nonperforming assets	$—	$—	$—	$—	$—
Total nonperforming assets	$37,309	$42,462	$21,709	$13,261	$1,682
Total nonperforming loans to total loans	2.61%	2.76%	2.13%	1.26%	0.15%
Total nonperforming loans to total assets	1.14%	1.20%	0.92%	0.62%	0.08%
Total nonperforming assets to total assets	1.27%	1.46%	0.93%	0.62%	0.08%

Total nonperforming assets decreased by $5.2 million to $37.3 million at June 30, 2012 from $42.5 million at June 30, 2011.  The decrease comprised a net decline in nonperforming loans of $1.5 million plus a net decrease in real estate owned of $3.7 million.  For those same comparative periods, the number of nonperforming loans increased to 122 loans from 114 loans while the number of real estate owned properties remained unchanged at eight.

At June 30, 2012, nonperforming loans comprised $32.8 million of “nonaccrual” loans and $691,000 of “accruing loans over 90 days past due”.  By comparison, at June 30, 2011 the balance of such loans totaled $18.3 million and $16.7 million, respectively.  A significant portion of the non-performing loans reported as “accruing loans over 90 days past due” prior to fiscal 2012 were originally acquired from Countrywide Home Loans, Inc. (“Countrywide”) and continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP (“BOA”).  In accordance with our agreement, BOA advances scheduled principal and interest payments to the Bank when such payments are not made by the borrower.  Prior to fiscal 2012, the timely receipt of principal and interest from the servicer resulted in such loans retaining their accrual status.  However, the delinquency status reported for these nonperforming loans reflected the borrower’s actual delinquency irrespective of the Bank’s receipt of advances.  In recognition that advances would ultimately be recouped by BOA from the Bank in the event the borrower did not reinstate the loan, the Bank included its obligation to refund such advances to the servicer, where applicable, in its impairment analyses of such loans.

Notwithstanding this prior practice, the Bank reclassified the applicable nonperforming BOA loans from “accruing loans over 90 days past due” to “nonaccrual” during fiscal 2012.  Since that time, interest payments received on the applicable BOA loans have been applied to reduce the carrying value of the loan for financial statement purposes rather than being recognized as interest income.

Nonperforming one-to-four family mortgage loans include 53 nonaccrual loans totaling $14.9 million whose net outstanding balances range from $1,000 to $656,000 with an average balance of approximately $281,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey properties, with one out-of-state loan totaling $656,000 secured by a property located in South Carolina.  The Company has identified approximately $1,240,000 of specific impairment relating to 14 of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2012.

The number and balance of nonperforming one-to-four family mortgage loans at June 30, 2012 includes 38 loans totaling $11.6 million that were originally acquired from Countrywide with such loans comprising 34.6% of total nonperforming loans as of June 30, 2012.  As of that same date, the Bank owned a total of 116 residential mortgage loans with an aggregate outstanding balance of $54.9 million that were originally acquired from Countrywide.  Of these loans, an additional four loans totaling $1.6 million are 30-89 days past due and are in various stages of collection.

Nonperforming commercial real estate loans, including multi-family and nonresidential mortgage loans, include 21 nonaccrual loans totaling $11,008,000 and one loan totaling $398,000 reported as over 90 days past due and accruing.  At June 30, 2012, the outstanding balances of these loans range from $10,000 to $1,852,000 with an average balance of approximately $518,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are secured by New Jersey properties.  The Company has identified approximately $667,000 of specific impairment relating to five of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2012.

Nonperforming commercial business loans include 17 nonaccrual loans totaling $3,941,000 and two accruing loans totaling $293,000 that are 90 days or more past due.  At June 30, 2012, the outstanding balances of these loans range from $12,000 to $926,000 with an average balance of approximately $223,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey properties and, to a lesser extent, other forms of collateral.  One loan totaling approximately $80,000 is unsecured.  The Company has identified approximately $776,000 of specific impairment relating to nine of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2012.

Home equity loans and home equity lines of credit that are reported as nonperforming include 13 nonaccrual loans totaling $1,177,000.  At June 30, 2012, the outstanding balances of these loans range from $17,000 to $198,000 with an average balance of approximately $91,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey properties.  The Company has identified approximately $127,000 of specific impairment relating to three of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2012.

 Other consumer loans that are reported as nonperforming include three nonaccrual loans totaling $6,000 including one $4,000 secured vehicle loan and two other unsecured consumer loans totaling $2,000 that are in various stages of collection.

Finally, nonperforming construction loans include four nonaccrual loans totaling $1,758,000.  At June 30, 2012, the outstanding balances of these loans range from $315,000 to $580,000 with an average balance of approximately $439,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are secured by New Jersey properties in varying stages of development.  The Company has identified no specific impairment relating to these nonperforming loans at June 30, 2012.

During the years ended June 30, 2012, 2011 and 2010, gross interest income of $1,697,000, $591,000 and $629,000, respectively, would have been recognized on loans accounted for on a nonaccrual basis if those loans had been current. Interest income recognized on such loans of $134,000, $289,000 and $233,000 was included in income for the years ended June 30, 2012, 2011 and 2010, respectively.

At June 30, 2012, 2011 and 2010, the Bank had loans with aggregate outstanding balances totaling $6,679,000, $2,346,000 and $945,000, respectively, reported as troubled debt restructurings.

During the year ended June 30, 2012, gross interest income of $188,000 would have been recognized on loans reported as troubled debt restructurings under their original terms prior to restructuring.  Actual interest income of $165,000 was recognized on such loans for the year ended June 30, 2012 reflecting the interest received under the revised terms of those restructured loans.

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

No loans were reported as troubled debt restructurings at June 30, 2009 and 2008.

Loan Review System.  The Company maintains a loan review system consisting of several related functions including, but not limited to, classification of assets, calculation of the allowance for loan losses, independent credit file review as well as internal audit and lending compliance reviews.  The Company utilizes both internal and external resources, where appropriate, to perform the various loan review functions.  For example, the Company has engaged the services of a third party firm specializing in loan review and analysis to perform several loan review functions.  The firm reviews the loan portfolio in accordance with the scope and frequency determined by senior management and the Asset Quality Committee of the Board of Directors.  The third party loan review firm assists senior management and the Board of Directors in identifying potential credit weaknesses; in appropriately grading or adversely classifying loans; in identifying relevant trends that affect the collectability of the portfolio and identifying segments of the portfolio that are potential problem areas; in verifying the appropriateness of the allowance for loan losses; in evaluating the activities of lending personnel including compliance with lending policies and the quality of their loan approval, monitoring and risk assessment; and by providing an objective assessment of the overall quality of the loan portfolio. Currently, independent loan reviews are being conducted quarterly and include non-performing loans as well as samples of performing loans of varying types within the Company’s portfolio.

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

During the year ended June 30, 2012, the Bank modified its loan classification and charge off practices to more closely align them to those of other institutions regulated by the Office of the Comptroller of the Currency (“OCC”).  The OCC succeeded the Office of Thrift Supervision (“OTS”) as the Bank’s primary regulator effective July 21, 2011.  The classification of loan impairment as “Loss” is now based upon a confirmed expectation for loss, rather than simply equating impairment with a “Loss” classification by default.  For loans primarily secured by real estate, the expectation for loss is generally confirmed when: (a) impairment is identified on a loan individually evaluated in the manner described below and, (b) the loan is presumed to be collateral-dependent such that the source of loan repayment is expected to arise solely from sale of the collateral securing the applicable loan.  Impairment identified on non-collateral-dependent loans may or may not be eligible for a “Loss” classification depending upon the other salient facts and circumstances that effect the manner and likelihood of loan repayment. However, loan impairment that is classified as “Loss” is now charged off against the ALLL concurrent with that classification rather than deferring the charge off of confirmed expected losses until they are “realized”.

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

The following table discloses our designation of certain loans as special mention or adversely classified during each of the five years presented.  See Page 38 for discussion regarding classified securities.

	At June 30,
	2012	2011	2010	2009	2008
	(In Thousands)

Special Mention	$20,297	$11,141	$10,353	$3,506	$—
Substandard	48,131	39,093	18,697	14,891	749
Doubtful	892	614	—	817	1,871
Loss (1)	—	—	—	—	—

Total	$69,320	$50,846	$29,050	$19,214	$2,620

      (1) Net of specific valuation allowances where applicable

At June 30, 2012, 56 loans were classified as Special Mention and 154 loans were classified as Substandard.  As of that same date, two loans were classified as Doubtful.  As noted above, all loans, or portions thereof, classified as Loss during fiscal 2012 were charged off against the allowance for loan losses.

Allowance for Loan Losses.  The Company’s allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is generally performed monthly.  Based upon the results of the classification of assets and credit file review processes described earlier, the Company first identifies the loans that must be reviewed individually for impairment.  Factors considered in identifying individual loans to be reviewed include, but may not be limited to, loan type, classification status, contractual payment status, performance/accrual status and impaired status.

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

By contrast, the timing of charges offs regarding the impairment associated with secured loans has historically been far more variable.  The Company’s secured loans, comprising a large majority of its total loan portfolio, consist primarily of residential and nonresidential mortgage loans and commercial/business loans secured by properties located in New Jersey where the foreclosure process currently takes 24-36 months to complete.  Prior to fiscal 2012, charge offs of the impairment identified on loans secured by real estate were generally recognized upon completion of foreclosure at which time: (a) the property was brought into real estate owned at its fair value, less estimated selling costs, (b) any portion of the loan’s carrying value in excess of that amount was charged off against the ALLL, and (c) the historical loss factors used in the Company’s ALLL calculations were updated to reflect the actual realized loss.  Accordingly, the historical loss factors used in the Company’s allowance for loan loss calculations during prior periods did not reflect the probable losses on impaired loans until such time that the losses were realized as charge offs.

As a result of the noted changes to the Company’s loan classification and charge off practices during fiscal 2012, the charge off of impairments relating to secured loans are now generally recognized upon the confirmation of an expected loss rather than deferring the charge off of loan impairments until such losses are realized.

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

Regardless, the recognition of charge offs based upon confirmed expected losses rather than realized losses has generally accelerated the timing of their recognition compared to prior years.  Toward that end, the adoption of this change to the Company’s ALLL methodology during fiscal 2012 resulted in the charge off of approximately $4.2 million of confirmed expected losses for which valuation allowances had been previously established for identified impairments.  The historical loss factors used in the Company’s allowance for loan loss calculations were updated to reflect these charge offs and have continued to reflect the charge off of confirmed expected losses since that time.

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

During prior years, the aggregate outstanding principal balance of the non-impaired loans within each loan category was simply multiplied by the applicable environmental loss factor, as described above, to estimate the level of probable losses based upon the qualitative risk criteria.  To more closely align its ALLL calculation methodology to that of other institutions regulated by the OCC, the Company modified its ALLL calculation methodology to explicitly incorporate its existing credit-rating classification system into the calculation of environmental loss factors by loan type.  Toward that end, the Company implemented the use of risk-rating classification “weights” into its calculation of environmental loss factors during fiscal 2012.

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

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated.

	For the Years Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Allowance balance (at beginning of period)	$11,767	$8,561	$6,434	$6,104	$6,049
Provision for loan losses	5,750	4,628	2,616	317	94
Charge-offs:
One-to-four family mortgage	6,398	931	202	2	30
Home equity loan	135	7	16	—	—
Commercial mortgage	483	—	322	—	—
Commercial business	349	5	—	—	—
Construction	106	492	—	—	—
Other	9	7	1	3	9
Total charge-offs	7,480	1,442	541	5	39
Recoveries:
One-to-four family mortgage	6	6	10	—	—
Home equity loan	2	—	—	—	—
Commercial mortgage	37	2	42	—	—
Commercial business	-	11	—	18	—
Construction	33	—	—	—	—
Other	2	1	—	—	—
Total recoveries	80	20	52	18	—
Net (charge-offs) recoveries	(7,400)	(1,422)	(489)	(13)	(39)

Allowance balance (at end of period)	$10,117	$11,767	$8,561	$6,434	$6,104
Total loans outstanding	$1,285,890	$1,269,372	$1,013,149	$1,044,885	$1,026,514
Average loans outstanding	$1,250,307	$1,172,576	$1,030,287	$1,064,019	$951,019
Allowance for loan losses as a percent of total loans outstanding	0.79%	0.93%	0.84%	0.62%	0.59%
Net loan charge-offs as a percent of average loans outstanding	0.59%	0.12%	0.05%	0.00%	0.00%
Allowance for loan losses to non-performing loans	30.20%	33.65%	39.70%	48.92%	388.05%

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

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in Thousands)
At end of period allocated to:
Real estate mortgage:
One-to-four family	$4,572	43.77%	$6,644	48.13%	$4,302	65.52%	$3,254	65.97%	$2,979	66.99%
Multi-family and commercial	3,443	37.71	3,336	30.23	3,315	20.04	2,181	18.89	1,841	17.40
Commercial business	1,310	6.88	880	8.27	108	1.42	73	1.42	44	0.85
Consumer:
Home equity loans	447	7.45	322	8.78	313	10.03	510	10.85	719	12.08
Home equity lines of credit	54	2.30	49	2.59	34	1.12	55	1.16	67	1.12
Other	14	0.31	14	0.30	13	0.42	24	0.43	41	0.39
Construction	277	1.58	289	1.70	245	1.45	106	1.28	118	1.17
	10,117		11,534		8,330		6,203		5,809
Unallocated	-		233		231		231		295

Total	$10,117	100.00%	$11,767	100.00%	$8,561	100.00%	$6,434	100.00%	$6,104	100.00%

The following table sets forth the allocation of the allowance for loan losses by loan category and segment within each valuation allowance category at the dates indicated.  The valuation allowance categories presented reflect the allowance for loan loss calculation methodology in effect at the time.

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Valuation allowance for loans individually evaluated for impairment:
Real estate mortgage:
One-to-four family	$1,240	$4,061	$2,433	$150	$—
Multi-family and commercial	667	1,503	1,771	1,278	1,160
Commercial business	776	692	5	2	3
Consumer:
Home equity loans	127	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Other	—	—	—	—	—
Construction	—	105	106	—	—
Total valuation allowance	2,810	6,361	4,315	1,430	1,163

Valuation allowance for loans collectively evaluated for impairment:
Historical loss factors	2,288	738	199	30	33
Environmental loss factors:
Real estate mortgage:
One-to-four family	1,502	2,160	1,784	3,098	2,972
Multi-family and commercial	2,776	1,658	1,443	901	679
Commercial business	316	186	103	71	41
Consumer:
Home equity loans	258	312	305	510	719
Home equity lines of credit	54	49	34	55	67
Other	8	8	8	8	23
Construction	105	62	139	100	112
Total environmental loss factors	5,019	4,435	3,816	4,743	4,613

Total (Factors based)	7,307	5,173	4,015	4,773	4,646

Unallocated general valuation allowance	—	233	231	231	295

Total allowance for loan losses	$10,117	$11,767	$8,561	$6,434	$6,104

During the year ended June 30, 2012, the balance of the allowance for loan losses decreased by approximately $1.6 million to $10.1 million or 0.79% of total loans at June 30, 2012 from $11.8 million or 0.93% of total loans at June 30, 2011.  The decrease resulted from charge offs, net of recoveries, totaling $7.4 million that were partially offset by additional provisions of $5.7 million during the year ended June 30, 2012.

With regard to loans individually evaluated for impairment, the balance of the Company’s allowance for loan losses attributable to such loans decreased by $3.6 million to $2.8 million at June 30, 2012 from $6.4 million at June 30, 2011.  The balance at June 30, 2012 reflected the allowance for impairment identified on $10.1 million of impaired loans while an additional $31.9 million of impaired loans had no allowance for impairment as of that date.  By comparison, the balance of the allowance at June 30, 2011 reflected the impairment identified on $16.2 million of impaired loans while an additional $21.1 million of impaired loans had no impairment as of that date. The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge offs, where applicable, which are considered in the evaluation of impairment.

The decline in loan impairment and the associated valuation allowances between comparative periods largely reflects the changes to the Company’s classification of assets and allowance for loan loss methodologies described earlier.  Such changes resulted in the charge off of certain loan impairments during the current year for which valuation allowances had generally been established during earlier periods.

With regard to loans evaluated collectively for impairment, the balance of the Company’s allowance for loan losses attributable to such loans increased by $2.1 million to $7.3 million at June 30, 2012 from $5.2 million at June 30, 2011.  The increase in valuation was partly attributable to a $27.0 million increase in the aggregate outstanding balance of loans collectively evaluated for impairment to $1.24 billion at June 30, 2012 from $1.23 billion at June 30, 2011 as well as the ongoing reallocation of loans within the portfolio in favor of commercial loans against which the Bank generally assigns comparatively higher historical and environmental loss factors in its ALLL calculation.  The increase in the allowance also reflected changes to certain environmental and historical loss factors themselves.

Regarding environmental loss factors, changes to such factors during the year ended June 30, 2012 reflected several factors including the increase in losses recognized on nonperforming loans within certain segments of the loan portfolio.

In general, the overall level of nonperforming loans, including nonaccrual loans and accruing loans 90 days or more past due, remained generally stable during fiscal 2012 decreasing by $1.5 million to $33.5 million at June 30, 2012 from $35.0 million at June 30, 2011.  Notwithstanding this stability in their overall balances, however, actual losses recognized on nonperforming loans increased from year to year.  As noted earlier, losses are considered to include both charge offs as well as loan impairments for which valuation allowances have been recognized through provisions to the allowance for loan losses, but have not yet been charged off.  Net charge offs increased by $6.0 million to $7.4 million for the year ended June 30, 2012 from $1.4 million for the year ended June 30, 2011 while the balance of valuation allowances attributable to specific impairment on individually evaluated loans declined by only $3.6 million to $2.8 million at June 30, 2012 from $6.4 million at June 30, 2011.

 The noted increase in the level of losses was generally limited to certain segments within the loan portfolio.  The most significant contributing factor to the increase in losses were those attributable to the specific segment of the residential mortgage loan portfolio that was originally acquired from Countrywide.  Such loans continue to be serviced by their acquirer, BOA, where the collections and foreclosure processes have been subjected to extended delays.  For the 12 months ended June 30, 2012, the level of nonperforming loans attributable to this segment of the Company’s loan portfolio decreased by $5.0 million to $11.6 million at June 30, 2012 from $16.6 million at June 30, 2011.  However, the decrease largely reflected the charge off of confirmed expected losses during fiscal 2012 for which valuation allowances had been established for impairments identified during prior years.  Net charge offs on this segment of the portfolio increased by $4.8 million to $5.8 million for the year ended June 30, 2012 from $924,000 for the year ended June 30, 2011 while the balance of valuation allowances attributable to specific impairment on individually evaluated loans declined by only $2.8 million to $1.2 million at June 30, 2012 from $4.0 million at June 30, 2011.

In recognition of these additional losses, coupled with the expectation for continuing additions to nonperforming loans within the segment, the Company has increased the level of environmental loss factors attributable to loans within this specific segment of the residential mortgage loan portfolio that are evaluated collectively for impairment.  From June 30, 2011 to June 30, 2012, the risk ratings assigned to the following environmental loss factors were increased to the levels noted:

• Level of and trends in nonperforming loans: Increased (+3) from “12” to “15” reflecting continued increases in the level of nonperforming loans within the portfolio segment, adjusted for declines attributable to charge offs.

• National and local economic trends and conditions: Increased (+3) from “12” to “15” reflecting lingering adverse effects of deteriorated economic conditions, including high levels of unemployment negatively impacting repayment ability of borrowers.

• Changes in local and regional real estate values: Increased (+3) from “12” to “15” reflecting deterioration of collateral values from original appraised values coupled with the degree of that deterioration in comparison to residential mortgage loans originated internally.

The changes in risk ratings noted above resulted in an increase of 9 basis points of allowance being allocated to the applicable loans at June 30, 2012 compared to the levels at June 30, 2011.  In combination with those that remained unchanged from period to period, total environmental factors applicable to this segment of the residential mortgage loan portfolio increased from 66 basis points at June 30, 2011 to 75 basis points at June 30, 2012.  The level of environmental loss factors attributable to these loans will continue to be monitored and adjusted to reflect the Company’s best judgment as to the level of expected losses on the loans acquired from Countrywide that are collectively evaluated for impairment.

To a lesser extent, the reported increase in losses include those attributable to the loans that were originally acquired through the Bank’s merger with Central Jersey Bank which closed during fiscal 2011.  Such loans were initially recorded at fair value reflecting any impairment identified on such loans at that time.  For the 12 months ended June 30, 2012, the level of nonperforming loans that were originally acquired from Central Jersey decreased by $444,000 to $9.0 million at June 30, 2012 from $9.4 million at June 30, 2011.  However, the decrease largely reflected the charge off of confirmed expected losses during fiscal 2012 for which valuation allowances had been established for impairments identified during the prior year.  Net charge offs on this segment of the portfolio increased to $403,000 for the year ended June 30, 2012 from $-0- for the year ended June 30, 2011 while the balance of valuation allowances attributable to specific impairment on individually evaluated loans increased by $624,000 to $1,041,000 at June 30, 2012 from $417,000 at June 30, 2011.

In recognition of these additional losses, the Company increased the following environmental loss factor applicable to the loans acquired from Central Jersey to the level noted:

• Level of and trends in nonperforming loans: Increased (+3) from “0” to “3” reflecting increases in the losses attributable to nonperforming loans within the portfolio segment.

Given their acquisition during the prior fiscal year at fair value, the environmental loss factors established for the Central Jersey loans generally reflect a comparatively lower level of risk than those applicable to the remaining portfolio. In combination with those that remained unchanged from period to period, total environmental factors applicable to the segments of the loan portfolio acquired from Central Jersey increased from six basis points at June 30, 2011 to nine basis points at June 30, 2012.  The level of environmental loss factors attributable to these loans will continue to be monitored and adjusted to reflect the Company’s best judgment as to the level of expected losses on the loans acquired from Central Jersey that are collectively evaluated for impairment.

Changes to environmental loss factors during the year ended June 30, 2012 also reflected the changes to the Company’s allowance for loan loss methodologies described earlier which included incorporating the Company’s existing credit-rating classification system into the calculation of environmental loss factors by loan type.  By implementing this change, the environmental loss factors applicable to any loan type are “weighted” based upon internal credit-rating resulting in a reallocation of the applicable portion of the allowance toward comparatively riskier assets.  Implementation of this change did not have a significant impact to the overall balance of the allowance attributable to environmental loss factors.

In conjunction with the effects of the changes in the outstanding balances of the applicable loans, the noted changes to environmental loss factors resulted in an increase of $584,000 in the applicable portion of the allowance for loan losses to $5.0 million at June 30, 2012 from $4.4 million at June 30, 2011.

With regard to historical loss factors, the Company’s loan portfolio experienced a net annualized average charge-off rate of 59 basis points during the year ended June 30, 2012 representing an increase of 47 basis points from the 12 basis points of charge offs reported for fiscal 2011.  The increase in charge offs largely reflects the changes to the Company’s classification of assets and allowance for loan loss methodologies described earlier.  Such changes resulted in the charge off of certain loan impairments during the current year for which valuation allowances had been established during prior periods.

In conjunction with the net changes to the outstanding balance of the applicable loans, the increase in the historical loss factors attributable to the increased level of actual charge offs during the year ended June 30, 2012 resulted in a net increase of $1.5 million in the applicable valuation allowances to $2.3 million at June 30, 2012 from $738,000 at June 30, 2011.

The changes in the Company’s historical loss factors from June 30, 2011 to June 30, 2012 reflect the effect of actual charge off and recovery activity on the average charge off rates calculated by the Company’s allowance for loan loss methodology, as described earlier.  As seen below, the net charge off activity has been concentrated in a limited number of categories in the loan portfolio with the greatest impact reflected in the purchased residential mortgage loan, construction loan and commercial business loan portfolios.

Finally, the change in the allowance for loan losses for the year ended June 30, 2012 also reflected the elimination of the unallocated portion of the Company’s allowance for loan loss which totaled $233,000 at June 30, 2011.  The unallocated portion of the allowance previously represented the amount by which the ALLL exceeded the required amount as calculated in accordance with the Company’s ALLL calculation methodology.  The unallocated balance, whose balance had remained substantially unchanged since fiscal 2009, was generally attributed to probable losses within the loan portfolio relating to environmental factors within one or more non-specified loan segments.  The refinements to the Company’s ALLL calculation methodology during the fiscal 2012, as discussed earlier, precluded the need to continuing carrying the unallocated portion of the allowance.

The tables on the following pages present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at June 30, 2012 and June 30, 2011.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at June 30, 2012
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
Residential mortgage loans
Originated	0.07%	0.30%	0.37%
Purchased	2.25%	0.75%	3.00%
Acquired in merger	0.00%	0.09%	0.09%
Home equity loans
Originated	0.05%	0.36%	0.41%
Acquired in merger	0.11%	0.09%	0.20%
Home equity lines of credit
Originated	0.00%	0.36%	0.36%
Acquired in merger	0.00%	0.09%	0.09%
Construction loans
1-4 family
Originated	2.81%	0.72%	3.53%
Acquired in merger	0.00%	0.09%	0.09%
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Commercial mortgage loans
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Commercial business loans
Secured (1-4 family)
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Secured (Other)
Originated	0.04%	0.72%	0.76%
Acquired in merger	0.36%	0.09%	0.45%
Unsecured
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at June 30, 2012 (continued)
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
SBA 7A
Originated	0.00%	0.72%	0.72%
Acquired in merger	2.10%	0.09%	2.19%
SBA Express
Originated	0.00%	0.72%	0.72%
Acquired in merger	6.10%	0.09%	6.19%
SBA Line of Credit
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
SBA Other
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.09%	0.09%
Other consumer loans (1)	-	-	-
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

An overview of the balances and activity within the allowance for loan loss during prior fiscal years reflects the lagging detrimental effects on economic and market conditions that resulted from the 2008-2009 financial crisis which have continued to adversely impact credit quality with the Company’s loan portfolio since that time.

During the fiscal year ended June 30, 2008, the balance of the allowance for loan losses increased by $55,000 to $6.1 million at June 30, 2008 from $6.0 million at June 30, 2007.  The net increase resulted from additional provisions of $94,000 that were partially offset by charge offs, net of recoveries, totaling approximately $39,000.  At June 30, 2008, valuation allowances on loans individually and collectively evaluated for impairment totaled $1.2 million and $4.6 million, respectively, while the balance of the unallocated allowance totaled $295,000.

During the fiscal year ended June 30, 2009, the balance of the allowance for loan losses increased by $330,000 to $6.4 million at June 30, 2009 from $6.1 million at June 30, 2008.  The net increase resulted from additional provisions of $317,000 that were partially offset by charge offs, net of recoveries, totaling approximately $13,000.  Valuation allowances attributable to impairment identified on individually evaluated loans increased by $267,000 to $1.4 million at June 30, 2009 from $1.2 million at June 30, 2008.  For those same comparative periods, valuation allowances on loans evaluated collectively for impairment increased by approximately $127,000 to $4.8 million from $4.6 million reflecting the overall growth in the non-impaired portion of the loan portfolio and stability in the historical and environmental loss factors used in the allowance for loan loss calculation during the year.  The balance of the unallocated allowance decreased from $295,000 to $231,000 for those same comparative periods.

During the fiscal year ended June 30, 2010, the balance of the allowance for loan losses increased by approximately $2.1 million to $8.6 million at June 30, 2010 from $6.4 million at June 30, 2009.  The increase resulted from additional provisions of $2.6 million that were partially offset by net charge offs of $489,000 during fiscal 2010.  Valuation allowances attributable to impairment identified on individually evaluated loans increased by $2.9 million to $4.3 million at June 30, 2010 from $1.4 million at June 30, 2009.  For those same comparative periods, valuation allowances on loans evaluated collectively for impairment decreased by approximately $758,000 to $4.0 million from $4.8 million resulting from the application of historical and environmental loss factors to the outstanding balance of the remaining, non-impaired loans within the Company’s portfolio which declined during the year.  The balance of the unallocated allowance remained unchanged at $231,000 for those same comparative periods.

During the fiscal year ended June 30, 2011, the balance of the allowance for loan losses increased by approximately $3.2 million to $11.8 million at June 30, 2011 from $8.6 million at June 30, 2010.    The increase resulted from additional provisions of $4.6 million that were partially offset by net charge offs of $1.4 million during fiscal 2011.  Valuation allowances attributable to impairment identified on individually evaluated loans increased by $2.1 million to $6.4 million at June 30, 2011 from $4.3 million at June 30, 2010.  For those same comparative periods, valuation allowances on loans evaluated collectively for impairment increased by approximately $1.2 million to $5.2 million from $4.0 million  from $4.8 million reflecting the overall growth in the balance of non-impaired loans in the portfolio in conjunction with changes to the historical and environmental loss factors used in the allowance for loan loss calculation during the year.  The balance of the unallocated allowance increased from $231,000 to $233,000 for those same comparative periods.

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

Securities Portfolio

Our deposits and borrowings have traditionally exceeded our outstanding balance of loans receivable.  We generally invest excess funds into investment securities with an emphasis on agency mortgage-backed securities. At June 30, 2012, our securities portfolio totaled $1.28 billion and comprised 43.5% of our total assets.  By comparison, at June 30, 2011, our securities portfolio totaled $1.21 billion and comprised 41.8% of our total assets.

The year over year net increase in the securities portfolio totaled approximately $65.7 million which partly reflected a $13.4 million increase in the net unrealized gain in the available for sale portfolio to $39.7 million at June 30, 2012 from $26.4 million between comparative periods.  The remaining increase was largely attributable to the Company’s strategy to reinvest a portion of its excess liquidity into the investment securities during fiscal 2012.  Toward that end, cash and cash equivalents decreased by approximately $67.0 million to $155.6 million at June 30, 2012 from $222.6 million at June 30, 2011, a significant portion of which provided the funding for the remaining $52.3 million of net growth within the securities portfolio.

As noted, the increase in the outstanding balance of investment securities resulted in a modest increase in the portfolio as a percentage of total assets between comparative periods.  However, despite the challenges presented by current economic and market conditions, our strategic business plan continues to call for shifting the mix of our earning assets toward greater balances of loans and lesser balances of investment securities over the longer term.

Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines.  Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, and marketability and performance objectives.  Our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Investment Officer are designated by the Board of Directors as the officers responsible for securities investment transactions and all transactions require the approval of at least two of these designated officers. The Interest Rate Risk Management Committee, currently composed of Directors Hopkins, Regan, Aanensen, Mazza and Leopold Montanaro, with our Chief Operating Officer, Chief Financial Officer, Chief Investment Officer and Chief Risk Officer participating as management’s liaison to the committee, is responsible for oversight of the securities portfolio. This committee meets quarterly to review the securities portfolio. The results of the committee’s quarterly review are reported to the full Board, which adjusts the investment policy and strategies, as it considers necessary and appropriate.

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

As of June 30, 2012, mortgage-backed securities represented approximately 96.3% of our total investment in securities, compared to 87.5% as of June 30, 2011.  Mortgage-backed securities generally include mortgage pass-through securities and collateralized mortgage obligations which are typically issued with stated principal amounts and backed by pools of mortgage loans.  Collateralized mortgage obligations (“CMOs”) represented less than 1.0% of total mortgage-backed securities at both June 30, 2012 and 2011.  Mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of non-agency corporate issuers) to pool and package mortgage loans into mortgage-backed securities.  The cash flow and re-pricing characteristics of a mortgage pass-through security generally approximate those of the underlying mortgages.  By comparison, the cash flow and re-pricing characteristics of collateralized mortgage obligations are determined by those assigned to an individual security, or “tranche”, within the terms of a larger investment vehicle which allocates cash flows to its component tranches based upon a predetermined structure as payments are received from the underlying mortgagors.

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

In addition to our investments in agency mortgage-backed securities, we formerly had an investment in the AMF Ultra Short Mortgage Fund (“AMF Fund”), a mutual fund acquired during 2002 as the result of a merger, which invested primarily in agency and non-agency mortgage-backed securities of short duration.  The housing and credit crises negatively impacted the market value of certain securities in the fund’s portfolio resulting in a continuing decline in the net asset value of this fund.  Due to a continuing decline in the net asset value of the AMF Fund, the Company elected to withdraw its investment in the fund by invoking a redemption-in-kind option during fiscal 2009 in lieu of cash.  The shares redeemed for cash and the shares redeemed for the underlying securities were initially written down to fair value as of the trade date.  However, additional losses in the form of other-than-temporary impairments (“OTTI”) were recognized through earnings during fiscal 2009 and 2010 due to further declines in the value of the applicable securities.

During the year ended June 30, 2011, the credit ratings of an additional eight non-agency CMOs totaling $34,000 fell below investment grade triggering their sale and resulting in a loss on sale of $28,000.  An additional two non-agency CMOs totaling $32,000 fell below investment grade during the year ended June 30, 2012  triggering their sale and resulting in a loss on sale of $6,000.

At June 30, 2012, the Company’s remaining portfolio of non-agency collateralized mortgage obligations totaled ten securities with an aggregate outstanding balance of approximately $146,000.  These securities, all of which were acquired through the AMF Fund redemption and remain in the held-to-maturity portfolio, were not OTTI and were rated as investment grade by one or more rating agencies as of that date.

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

We do not currently use or maintain a trading account.  Securities not classified as “held to maturity” are classified as “available for sale”.  These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as adjustments to Accumulated Other Comprehensive Income, a separate component of equity.  As of June 30, 2012, the $1.1 million remaining balance of all securities originally acquired through the AMF Fund redemption-in-kind, including both agency and non-agency mortgage-backed securities, were classified as held to maturity.  Additionally, the Company has classified $34.6 million of its non-mortgage-backed securities as held to maturity with a majority of such securities representing agency debentures and, to a lesser extent, short term municipal obligations.  The remainder of Company’s portfolio, including all other agency mortgage backed securities, agency debentures and single issuer trust preferred securities were classified as available for sale at June 30, 2012.

Other than mortgage-backed or debt securities issued or guaranteed by the U.S. government or its agencies, we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity at June 30, 2012.  All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value.  Purchases of securities are made based on certain considerations, which include the interest rate, tax considerations, volatility, yield, settlement date and maturity of the security, our liquidity position and anticipated cash needs and sources.  The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments.  We do not purchase securities that are rated below investment grade.

During the years ended June 30, 2012, 2011 and 2010, proceeds from sales of securities available for sale totaled $51.3 million, $26.5 million and $34.2 million which resulted in gross gains of $53,000, $784,000 and $1.5 million and gross losses of $-0-, $7,000 and $-0-, respectively.  Proceeds from sale of securities held to maturity during the year ended June 30, 2012, 2011 and 2010 totaled $32,000, $34,000 and $1.1 million with gross losses of $6,000, $28,000 and $1.0 million, respectively.

As of June 30, 2012, two securities with a combined amortized cost $4.9 million were classified as “Substandard” for regulatory reporting purposes.  The securities represent two single issuer, trust preferred securities whose credit-ratings had fallen below investment grade by the two rating agencies monitored by the Company.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. Mortgage-backed securities include mortgage pass-through securities and collateralized mortgage obligations.

	At June 30,
	2012	2011	2010	2009	2008
	(In Thousands)
Securities Available for Sale:
U.S. agency obligations	$5,889	$6,591	$3,942	$4,557	$5,513
Obligations of states and political subdivisions	—	30,635	18,955	18,340	17,757
Mutual funds (1)	—	—	—	—	7,545
Trust preferred securities	6,713	7,447	6,600	5,130	7,368
Total securities available for sale	12,602	44,673	29,497	28,027	38,183

Securities Held to Maturity:
U.S. agency obligations	32,246	103,458	255,000	—	—
Obligations of states and political subdivisions	2,236	3,009	—	—	—
Total securities held to maturity	34,662	106,467	255,000	—	—

Mortgage-Backed Securities Available for Sale:
Government National Mortgage Association	11,690	13,581	15,628	18,431	21,930
Federal Home Loan Mortgage Corporation	460.509	390,448	273,704	289,468	317,448
Federal National Mortgage Association	757,905	656,218	414,123	375,886	386,645
Total mortgage-backed securities available for sale	1,230,104	1,060,247	703,455	683,785	726,023

Mortgage-Backed Securities Held to Maturity:
Federal Home Loan Mortgage Corporation	158	212	267	373	—
Federal National Mortgage Association	786	930	1,123	1,439	—
Non-agency	146	203	310	2,509	—
Total mortgage-backed securities held to maturity	1,090	1,345	1,700	4,321	—

Total	$1,278,458	$1,212,732	$989,652	$716,133	$764,206

(1)	As of June 30, 2008, our mutual fund investment consisted of shares issued by the AMF Fund.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2012.  This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.  At June 30, 2012, securities with a carrying value of $36.7 million are callable within one year.

	At June 30, 2012
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Market Value
	(Dollars in Thousands)

Trust preferred securities	$—	—%	$—	—%	$—	—%	$6,713	2.36%	$6,713	2.36%	$6,713
U.S. agency obligations	—	—%	32,426	1.84%	44	1.59%	5,845	2.25%	38,315	1.90%	38,487
Obligations of states and political subdivisions	2,236	1.09%	—	—%	—	—%	—	—%	2,236	1.09%	2,240
Mortgage-backed securities:
Pass-through:
Government National Mortgage Association	4	9.35%	87	9.99%	879	8.70%	10,720	4.04%	11,690	4.44%	11,690
Federal Home Loan Mortgage Corporation	16	5.10%	739	5.41%	135,896	2.74%	323,978	2.63%	460,629	2.67%	460,634
Federal National Mortgage Association	-	—%	7,265	4.18%	263,022	2.37%	485,370	3.05%	755,657	2.82%	755,667
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	—	—%	—	—%	—	—%	38	8.36%	38	8.36%	43
Federal National Mortgage Association	—	—%	—	—%	—	—%	3,034	2.33%	3,034	2.33%	3,096
Non-agency	—	—%	—	—%	—	—%	146	2.87%	146	2.87%	133

Total	$2,256	1.12%	$40,517	2.34%	$399,841	2.51%	$835,844	2.89%	$1,278,458	2.75%	$1,278,703

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

Deposits are obtained primarily from within New Jersey.  Traditional methods of advertising are used to attract new customers and deposits, including radio, print media, outdoor advertising, direct mail and inserts included with customer statements.  We do not currently utilize the services of deposit brokers or Internet listing services.  Premiums or incentives for opening accounts are sometimes offered.  One of our key retail products in recent years has been “Star Banking”, which bundles a number of banking services and products together for those customers with a checking account with direct deposit and combined deposits of $20,000 or more, including Internet banking, bill pay, telephone banking, reduced rates on home equity loans and a 15 basis point premium on certificates of deposit with a term of at least one year, excluding special promotions.  We also offer “High Yield Checking” which is primarily designed to attract core deposits in the form of customers’ primary checking accounts through interest rate and fee reimbursement incentives to qualifying customers.  The comparatively higher interest expense associated with the “High Yield Checking” product in relation to our other checking products is partially offset by the transaction fee income associated with the account.

We may also offer a 15 basis point premium on certificate of deposit accounts with a term of at least one year, excluding special promotions, to certificate of deposit accountholders that have $200,000 or more on deposit with the Bank.  Though certificates of deposit with non-standard maturities are popular in our market, we generally promote certificates of deposit with traditional maturities, including three and six months and one, two, three and five years.  During the term of our 17-month and 29-month certificates of deposit, we offer customers a “one-time option” to “step up” the rate paid from the original rate set on the certificate to the current rate being offered by the Bank for certificates of that particular maturity.

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

A large percentage of our deposits are in certificates of deposit, which represented 50.9% and 53.6% of total deposits at June 30, 2012 and June 30, 2011, respectively.  Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed.  At June 30, 2012 and June 30, 2011, certificates of deposit maturing within one year were $713.7 million and $788.7 million, respectively.  Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue.  At June 30, 2012, $447.1 million or 40.4% of our certificates of deposit were certificates of $100,000 or more compared to $455.9 million or 39.6% at June 30, 2011.  The general level of market interest rates and money market conditions significantly influence deposit inflows and outflows.  The effects of these factors are particularly pronounced on deposit accounts with larger balances.  In particular, certificates of deposit with balances of $100,000 or greater are traditionally viewed as being a more volatile source of funding than comparatively lower balance certificates of deposit or non-maturity transaction accounts.  In order to retain certificates of deposit with balances or $100,000 or more, we may have to pay a premium rate, resulting in an increase in our cost of funds.  In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Years Ended June 30,
	2012			2011			2010
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in Thousands)

Non-interest-bearing demand	$145,458	6.78%	0.00%	$98,587	5.08%	0.00%	$55,436	3.68%	0.00%
Interest-bearing demand	454,166	21.19	0.59	377,978	19.50	0.91	198,623	13.19	1.17
Savings and club	414,560	19.34	0.33	375,767	19.38	0.58	315,715	20.97	1.03
Certificates of deposit	1,128,802	52.69	1.44	1,086,544	56.04	1.69	935,684	62.16	2.41

Total deposits	$2,142,986	100.00%	0.95%	$1,938,876	100.00%	1.24%	$1,505,458	100.00%	1.87%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2012	2011	2010
	(In Thousands)
Interest Rate
0.00-0.99%	$516,645	$357,356	$9,396
1.00-1.99%	389,408	517,529	648,259
2.00-2.99%	165,132	222,774	206,791
3.00-3.99%	12,409	18,722	67,991
4.00-4.99%	16,091	26,420	40,482
5.00-5.99%	5,242	9,046	6,613

Total	$1,104,927	$1,151,847	$979,532

The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of the date indicated.

At June 30, 2012
(In Thousands)
Maturity Period
Within three months	$107,472
Three through six months	75,134
Six through twelve months	84,175
Over twelve months	180,300

$447,081

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2012.

	Amount Due
	Within 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years	Total
	(In Thousands)
0.00-0.99%	$487,105	$26,036	$3,504	$—	$—	$—	$516,645
1.00-1.99%	154,488	152,405	53,867	99	28,549	—	389,408
2.00-2.99%	42,738	44,935	23,435	36,596	17,428	—	165,132
3.00-3.99%	7,998	3,329	1,082	—	—	—	12,409
4.00-4.99%	16,087	—	3	1	—	—	16,091
5.00-5.99%	5,242	—	—	—	—	—	5,242

Total	$713,658	$226,705	$81,891	$36,696	$45,977	$—	$1,104,927

Borrowings.  To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the FHLB of New York.  We make use of FHLB advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer-term fixed-rate loans and mortgage-backed securities.

Advances from the FHLB are typically secured by our FHLB capital stock and certain investment securities and residential mortgage loans that we choose to utilize as collateral for such borrowings.  Additional information regarding our FHLB advances is included under Note 14 to consolidated financial statements.

Short-term FHLB advances generally have original maturities of less than one year and include overnight borrowings which the Bank typically utilizes to address short term funding needs as they arise.  The Bank had no short term borrowings from the FHLB at June 30, 2012.

Long-term advances generally include term advances with original maturities of greater than one year.   At June 30, 2012, our outstanding balance of long-term FHLB advances totaled $210.9 million with a weighted average interest rate of 3.74%.  Our long term advances mature as follows:

Maturing in Years Ending June 30,	(In Thousands)
2013	$5,000
2015	5,000
2018	200,000
2021	939
210,939
Fair value adjustments	293
Total	$211,232

Based upon the market value of investment securities and mortgage loans that are posted as collateral for FHLB advances at June 30, 2012, the Bank is eligible to borrow up to an additional $435.3 million of advances from the FHLB as of that date.  The Bank is authorized to post additional collateral in the form of other unencumbered investments securities and eligible mortgage loans that may expand its borrowing capacity with the FHLB up to 30% of the Bank’s total assets.  Additional borrowing capacity up to 50% of the Bank’s total assets may be authorized with the approval of the FHLB’s Board of Directors or Executive Committee.

The balance of borrowings at June 30, 2012 also included overnight borrowings in the form of depositor sweep accounts totaling $38.5 million.  Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

Subsidiary Activity

During the year ended June 30, 2012, Kearny Financial Corp. had two wholly owned subsidiaries: Kearny Federal Savings Bank and Kearny Financial Securities, Inc.

Kearny Financial Securities, Inc. was organized in April 2005 under Delaware law as a Delaware Investment Company primarily to hold mortgage-backed and non-mortgage-backed securities. Kearny Financial Securities, Inc. was dissolved during the year ended June 30, 2012 and was considered inactive during the three-year period then ended.

Kearny Federal Savings Bank has three wholly owned subsidiaries: KFS Financial Services, Inc., KFS Investment Corp and CJB Investment Corp.

KFS Financial Services, Inc. was incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., and was acquired in Kearny’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000. It is a service corporation subsidiary organized for selling insurance products, including annuities, to Bank customers and the general public through a third party networking arrangement. KFS Financial Services, Inc. is not a licensed insurance agency and it may only offer insurance products through an agreement with a licensed insurance agency. KFS Financial Services, Inc. has entered into an agreement with The Savings Bank Life Insurance Company of Massachusetts, a licensed insurance agency, through which it offers insurance products. At June 30, 2012, it held assets totaling approximately $308,000.

KFS Investment Corp. was organized in October 2007 under New Jersey law as a New Jersey Investment Company.  At June 30, 2012, KFS Investment Corp. held no assets and was considered inactive.

CJB Investment Corp. and its wholly-owned subsidiary, Central Delaware Investment Corp. were acquired by the Bank through the Company’s acquisition of Central Jersey Bancorp in November 2010. CJB Investment Corp was organized under New Jersey law as a New Jersey Investment Company while Central Delaware Investment Corp. was organized and operated as an investment company under Delaware state law. Central Delaware Investment Corp. was dissolved during the year ended June 30, 2012 with its assets acquired and liabilities assumed by its parent, CJB Investment Corp  Both CJB Investment Corp. and Central Delaware Investment Corp. were organized primarily to hold mortgage-backed and non-mortgage-backed securities.  At June 30, 2012, CJB Investment Corp. has total consolidated assets of $162.3 million comprised primarily of investment securities and cash and cash equivalents.

Personnel

As of June 30, 2012, we had 398 full-time employees and 61 part-time employees equating to a total of 428 full time equivalent (“FTE”) employees.  By comparison, at June 30, 2011, we had 379 full-time employees and 57 part-time employees equating to a total of 407 FTEs.  The net increase in FTE’s year-over-year included net increases in commercial loan origination and support staff as well as staff additions relating to the opening of an additional full service branch during fiscal 2012.  Our employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

As a result of the Dodd-Frank Act, the OCC assumed principal regulatory responsibility for federal savings banks from the OTS effective July 21, 2011. Under the Dodd-Frank Act, all existing OTS guidance, orders, interpretations, procedures and other advisory in effect prior to that date remained in effect and enforceable against the OCC until modified, terminated, set aside or superseded by the OCC in accordance with applicable law.  The OCC has adopted most of the substantive OTS regulations on an interim final basis.

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

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be increased within certain limits based on its levels of brokered deposits and asset growth.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments.  In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a three basis point increase in the assessment rate in 2011 and 2012.  The prepaid assessment will be applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.  Pursuant to the new restoration plan, the FDIC has foregone the three basis point increase in assessments that was scheduled to take effect on January 1, 2011.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged 0.01% of insured deposits on an annualized basis in fiscal year 2012.  These assessments will continue until the FICO bonds mature in 2017.

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

During the fiscal year ended June 30, 2008, the Bank applied for and received the approval from the OTS to distribute $19,000,000 to the Company which was paid by the Bank to the Company in November, 2007.  During the fiscal year ended June 30, 2010, an application for a capital distribution from the Bank to the Company was approved by the OTS in the amount of $6,000,000 which was paid by the Bank to the Company in December, 2009.  During the fiscal year ended June 30, 2011, the Bank applied for and received the approval from the OTS to distribute a total of $87,300,000 to the Company which provided the funding for the acquisition of Central Jersey in November 2010 and the repayment of the subordinated debentures in April 2011 that related to the trust preferred securities issued by Central Jersey prior to the acquisition. Finally, during the fiscal year ended June 30, 2012, an application for a capital distribution from the Bank to the Company was approved by the FRB in the amount of $6,000,000 which was paid by the Bank to the Company in May 2012.

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

The USA Patriot Act.  The Bank is subject to the OCC regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act.  The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA Patriot Act and the related regulations of the OCC impose the following requirements with respect to financial institutions:

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

The FRB’s interim final rule on dividend waivers would require that any notice of waiver of dividends include a board resolution together with any supporting materials relied upon by the MHC board to conclude that the dividend waiver is consistent with the board’s fiduciary duties.  The resolution must include: (i) a description of the conflict of interest that exists because of a MHC director’s ownership of stock in the subsidiary declaring the dividend and any actions taken to eliminate the conflict of interest, such as a waiver by the directors of their right to receive dividends; (ii) a finding by the MHC that the waiver is consistent with its fiduciary duties despite any conflict of interest; (iii) an affirmation that the MHC is able to meet the terms of any loan agreement for which the stock of the subsidiary is pledged or to which the MHC is subject; and (iv) any affirmation that a majority of the MHC’s members have approved a waiver of dividends within the past 12 months and that the proxy statement used for such vote included certain disclosures.

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

The FRB has proposed applying the same consolidated risk-based and leverage capital requirements to savings and loan holding companies as those applied to bank holding companies under Basel III.  See “Proposed Changes to Regulatory Capital Requirements”.

Proposed Changes to Regulatory Capital Requirements

The federal banking agencies have recently issued a series of proposed rulemakings to conform their regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The proposed revisions would establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets including residential mortgages. The proposed new capital requirements would apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size.  The following discussion summarizes the proposed changes which are most likely to affect the Company and the Bank.

New and Higher Capital Requirements.  The proposed regulations would establish a new capital measure called “Common Equity Tier 1 Capital” which would consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries.  Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the proposed rules would generally require accumulated other comprehensive income to flow through to regulatory capital.  Depository institutions and their holding companies would be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The proposed regulations would increase the required ratio of Tier 1 Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier 1 Capital would consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock.  Neither cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) nor trust preferred would qualify as Additional Tier 1 Capital.  These elements, however, could be included in Tier 2 Capital which could also include qualifying subordinated debt.  The proposed regulations would also require a minimum Tier 1 leverage ratio of 4% for all institutions eliminating the 3% option for institutions with the highest supervisory ratings.  The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

Capital Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies would be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital buffer requirement would be phased in over four years beginning in 2016.  The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories.  The Prompt Corrective Action rules would be amended to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories.  In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization would be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio.  To be well capitalized, a banking organization would be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Additional Deductions from Capital. Banking organizations would be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital.  Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss carrybacks would continue to be deducted but deferred tax assets that could be realized through NOL carrybacks would not be deducted but would be subject to 100% risk weighting.  Defined benefit pension fund assets, net of any associated deferred tax liability, would be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets.  Reciprocal cross-holdings of capital instruments in any other financial institutions would now be deducted from capital, not just holdings in other depository institutions.  For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders.  Banking organizations would also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap.  Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital.  If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted.  Savings associations would continue to be required to deduct investments in subsidiaries engaged in activities not permitted for national banks.

Changes in Risk-Weightings.  The proposed regulations would apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions.  The proposed rules would also significantly change the risk-weighting for residential mortgages.  Current capital rules assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due.  All other mortgage loans have a 100% risk weight.  Under the proposed regulations, one-to-four family residential mortgage loans would be divided into two broad risk categories with their risk-weighting determined by their loan-to-value ratio without regard to mortgage insurance. Prudently underwritten 30-year residential mortgages providing for regular periodic payments that do not result in negative amortization or balloon payments or allow payment deferrals and caps on annual and lifetime interest rate adjustments and which are not more than 90 days past due would be assigned a risk weighting from 35% for loans with a 60% or lower loan-to-value ratio to 100% for loans over 90%.  Residential mortgage loans in this category with a loan-to-value ratio greater than 60% but not more than 80% would continue to carry a 50% risk weighting. All other residential mortgage loans would be risk-weighted between 100% to 200%.  The proposal also creates a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

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

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. In recent years, the national economy has experienced recessionary conditions that have resulted in general economic downturns, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. The economic recession has also had a negative impact on our primary market area. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Continued or further deterioration in local economic conditions could also drive the level of loan losses beyond the level we have provided for in our allowance for loan losses, which could necessitate increasing our provision for loan losses and reduce our earnings. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings would decrease.

At June 30, 2012, we had approximately $109.2 million in intangible assets on our balance sheet comprising $108.6 million of goodwill and $652,000 of core deposit intangibles. We are required to test our goodwill and identifiable intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but such an impairment loss could significantly restrict the Bank’s ability to make dividend payments to the Company.

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

From an interest rate risk perspective, the Company has generally been liability sensitive, which indicates that liabilities generally re-price faster than assets.  The timing mismatch of the re-price of interest-earning assets and interest-bearing liabilities is referred to as the gap position.  The most common measurement interval is one year.  At June 30, 2012, the Company’s one-year gap position was +1.87 % and at June 30, 2011 it was -2.08%.   During the fiscal year it fluctuated from +1.42 % at September 30, 2011 to -2.22 % at December 31, 2011 to -1.07 % at March 31, 2012.

In response to negative economic developments, the Federal Open Market Committee steadily reduced its federal funds rate target from 5.25% in September 2007 to between 0.00% and 0.25% currently which has had the effect of reducing our cost of funds.  Given the Company’s liability sensitivity, the decline in cost of funds initially outpaced the decline in yield on earning assets thereby having a positive impact on its net interest rate spread and net interest margin during the recent years preceding fiscal 2012.     However, during the year ended June 30, 2012, the rate of reduction in our cost of interest-costing liabilities slowed in relation to the continuing decline in the yield on interest-earning assets.  Consequently, the Company’s net interest rate spread decreased by ten basis points to 2.46% for the year ended June 30, 2012 from 2.56% for the year ended June 30, 2011.  For those same comparative periods, the Company’s net interest margin declined 15 basis points to 2.65% from 2.80% partly reflecting the utilization of capital to fund the Company’s stock repurchase plans and the comparative increase in the average balance of nonearning, intangible assets resulting primarily from the acquisition of Central Jersey in November 2010.

The Company continues to be at risk of additional reductions in its net interest rate spread and net margin resulting from further declines in its yield on earning assets that may outpace any subsequent reductions in its cost of funds.  In particular, the Company’s ability to further reduce the cost of its interest-bearing deposits is increasingly limited based on most deposit offering rates already falling below 1.00% at June 30, 2012.  Moreover, the Company’s liability sensitivity may adversely effect net income in the future when market interest rates ultimately increase from their historical lows and its cost of interest-bearing liabilities rises faster than its yield on interest-earning assets.

As of June 30, 2012, $713.7 million or 64.6% of our certificates of deposit mature within one year.  During the year ending June 30, 2013, $200.0 million of FHLB advances are callable, but based on the interest rate environment as of June 30, 2012 it appears unlikely that they will be called.  With respect to re-pricing assets, at June 30, 2012, the Company maintained balances of short term, liquid assets of $155.6 million.  During the year ending June 30, 2013, $52.6 million of loans will reach their contractual maturity dates.  The effect of subsequent interest rate changes will be reflected in the re-pricing of $266.1 million of loans maturing after June 30, 2012 and mortgage-backed securities and non-mortgage-backed securities with floating or adjustable rates with amortized costs of $115.7 million.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the required amount of the allowance for loan losses, we evaluate certain loans individually and establish loan loss allowances for specifically identified impairments.  For all non-impaired loans, including those not individually reviewed, we estimate losses and establish loan loss allowances based upon historical and environmental loss factors.  If the assumptions used in our calculation methodology are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. While our allowance for loan losses was 0.79% of total loans at June 30, 2012, significant additions to our allowance could materially decrease our net income.

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

At June 30, 2012, we had investment securities with fair values of approximately $10.1 million of which we had approximately $2.2 million in gross unrealized losses.  All unrealized losses on investment securities at June 30, 2012 represented temporary impairments of value.  However, if changes in the expected cash flows of these securities and/or prolonged price declines result in our concluding in future periods that the impairment of these securities is other than temporary, we will be required to record an impairment charge against income equal to the credit-related impairment.

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

The net proceeds from our initial public offering in February 2005 substantially increased our equity capital.  We expect to take time to invest this capital prudently.  As a result, our return on equity, which is the ratio of earnings divided by average equity capital, is lower than that of many similar companies.  To the extent that the stock market values a company based, in part, on its return on equity, our low return on equity relative to our peer group could negatively affect the trading price of our common stock.  During the year ended June 30, 2012, the Company continued its evaluation and implementation of growth and diversification strategies related to the execution of its strategic business plan.  The Company expects to continue these efforts to grow and diversify the balance sheet with the goals of improving profitability.

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

Kearny MHC owns 76% of Kearny Financial Corp.’s common stock at June 30, 2012 and is able to exercise voting control over most matters put to a vote of shareholders, including the election of directors.  Kearny MHC may also exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares.  The Board of Directors of Kearny MHC is also the Board of Directors of Kearny Financial Corp.

Due to recent regulatory changes, Kearny Financial Corp. has suspended its dividend.

As a result of recently effective Federal Reserve regulations, the Company has been forced to suspend its regular quarterly dividend and there is no assurance that we will be able to resume dividends.  In accordance with OTS policies, our mutual holding company, Kearny MHC has historically waived receipt of all or substantially all of dividends paid by the Company.  These dividend waivers allowed the Company to pay higher dividends than would otherwise be feasible without the waiver.  Pursuant to the Dodd-Frank Act, the Federal Reserve has assumed jurisdiction over dividend waivers by federal mutual holding companies, like Kearny MHC.  Under regulations recently adopted by the Federal Reserve on an interim final basis, waivers of dividends must now be approved by the mutual holding company’s members at least every 12 months pursuant to a proxy statement with a detailed description of the dividend waiver and reasons therefor, a procedure we estimate will cost $300,000 to $600,000 per year.  Until Federal Reserve regulations are changed or Kearny MHC is otherwise able to obtain relief from the member vote requirements, the Company cannot predict whether it will resume the payment of dividends or at what level.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the following provisions of the Dodd-Frank Act, among others, are expected to impact our operations and activities, both currently and prospectively:

•	Elimination of the OTS as our primary federal regulator, which may require us to adapt to a new regulatory regime;

•	New requirements for waivers of dividends by Kearny MHC, which have affected our dividend policies;

•	Weakening of federal preemption standards applicable to Kearny Federal Savings Bank, which could expose us to state regulation;

•	Changes in methodologies for calculating deposit insurance premiums and increases in required deposit insurance fund reserve levels, which could increase our deposit insurance expense;

•	Proposed application of regulatory capital requirements to Kearny Financial Corp. and Kearny MHC; and

•	Imposition of comprehensive, new consumer protection requirements, which could substantially increase our compliance burden and potentially expose us to new liabilities.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item  2. Properties

The Company and the Bank conduct business from their administrative headquarters at 120 Passaic Avenue in Fairfield, New Jersey and 41 branch offices located in Bergen, Essex, Hudson, Middlesex, Morris, Monmouth, Ocean, Passaic and Union Counties, New Jersey.  Eighteen of our offices are leased with remaining terms between one and sixteen years.  At June 30, 2012, our net investment in property and equipment totaled $38.7 million.  The following table sets forth certain information relating to our properties as of June 30, 2012.  The net book values reported include our investment in land, building and/or leasehold improvements by property location.

Office Location	Year Opened	Net Book Value as of June 30, 2012 (In Thousands)	Square Footage	Owned/ Leased

Executive Office:
120 Passaic Avenue
Fairfield, New Jersey	2004	$ 12,145	53,000	Owned

Main Office:
614 Kearny Avenue
Kearny, New Jersey	1928	966	6,764	Owned

Branches:
425 Route 9 & Ocean Gate Drive
Bayville, New Jersey	1973	38	3,500	Leased

417 Bloomfield Avenue
Caldwell, New Jersey	1968	360	4,400	Owned

20 Willow Street
East Rutherford, New Jersey	1969	48	3,100	Owned

534 Harrison Avenue
Harrison, New Jersey	1995	649	3,000	Owned

1353 Ringwood Avenue
Haskell, New Jersey	1996	24	2,500	Leased

718B Buckingham Drive
Lakewood, New Jersey	2008	41	2,800	Leased

630 North Main Street
Lanoka Harbor, New Jersey	2005	2,021	3,200	Owned

307 Stuyvesant Avenue
Lyndhurst, New Jersey	1970	281	3,300	Owned

270 Ryders Lane
Milltown, New Jersey	1989	24	3,600	Leased

339 Main Road
Montville, New Jersey	1996	45	1,850	Leased

119 Paris Avenue
Northvale, New Jersey	1965	325	1,750	Owned

Office Location	Year Opened	Net Book Value as of June 30, 2012 (In Thousands)	Square Footage	Owned/ Leased

80 Ridge Road
North Arlington, New Jersey	1952	$ 140	3,500	Owned

510 State Highway 34
Old Bridge Township, New Jersey	2002	883	2,400	Owned

207 Old Tappan Road
Old Tappan, New Jersey	1973	664	2,200	Owned

267 Changebridge Road
Pine Brook, New Jersey	1974	220	3,600	Owned

917 Route 23 South
Pompton Plains, New Jersey	2009	1,526	2,400	Leased

653 Westwood Avenue
River Vale, New Jersey	1965	735	1,600	Owned

252 Park Avenue
Rutherford, New Jersey	1974	1,620	1,984	Owned

520 Main Street
Spotswood, New Jersey	1979	287	2,400	Owned

130 Mountain Avenue
Springfield, New Jersey	1991	1,252	6,500	Owned

827 Fischer Boulevard
Toms River, New Jersey	1996	641	3,500	Owned

2100 Hooper Avenue
Toms River, New Jersey	2008	117	2,000	Leased

487 Pleasant Valley Way
West Orange, New Jersey	1971	161	3,000	Owned

216 Main Street
West Orange, New Jersey	1975	207	2,400	Owned

250 Valley Boulevard
Wood-Ridge, New Jersey	1957	1,546	9,500	Owned

661 Wyckoff Avenue
Wyckoff, New Jersey	2002	2,425	6,300	Owned

Office Location	Year Opened	Net Book Value as of June 30, 2012 (In Thousands)	Square Footage	Owned/ Leased

Central Jersey Division Branch Offices:

Administrative Offices & Branch
1903 Highway 35
Oakhurst, New Jersey	2008	$ 703	15,200	Leased

301 Main Street
Allenhurst, New Jersey	2011	662	3,600	Leased

611 Main Street
Belmar, New Jersey	2002	109	3,200	Leased

501 Main Street
Bradley Beach, New Jersey	2001	787	3,100	Owned

700 Branch Avenue
Little Silver, New Jersey	2001	44	2,500	Leased

444 Ocean Avenue North
Long Branch, New Jersey	2004	168	1,500	Leased

627 Second Avenue
Long Branch, New Jersey	1998	751	3,200	Owned

155 Main Street
Manasquan, New Jersey	1998	42	3,000	Leased

2445 Highway 34
Manasquan, New Jersey	2004	41	600	Leased

300 West Sylvania Avenue
Neptune City, New Jersey	2000	342	3,000	Leased

61 Main Street
Ocean Grove, New Jersey	2002	46	2,800	Leased

2201 Bridge Avenue
Point Pleasant, New Jersey	2001	93	3,500	Leased

700 Allaire Road
Spring Lake Heights, New Jersey	1999	52	2,500	Leased

2200 Highway 35
Wall Township, New Jersey	1997	1,075	5,000	Owned

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  There were no lawsuits pending or known to be contemplated against the Company or the Bank at June 30, 2012 that would be expected to have a material effect on operations or income.

Item 4. Mine Safety Disclosures

Not applicable.

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

	High	Low	Dividends
Fiscal Year 2012
Quarter ended September 30, 2011	$9.72	$8.01	$0.05
Quarter ended December 31, 2011	$10.13	$8.61	$0.05
Quarter ended March 31, 2012	$10.04	$9.12	$0.05
Quarter ended June 30, 2012	$10.00	$9.01	$—

Fiscal Year 2011
Quarter ended September 30, 2010	$9.39	$8.60	$0.05
Quarter ended December 31, 2010	$9.01	$8.31	$0.05
Quarter ended March 31, 2011	$10.03	$8.76	$0.05
Quarter ended June 30, 2011	$10.34	$8.94	$0.05

Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends are determined by the Board.

The Company’s ability to pay dividends at its historic rates has been dependent on the ability of Kearny MHC to waive receipt of dividends.  In accordance with applicable policies of the OTS, Kearny MHC waived receipt of all or substantially all of the dividends declared by the Company through the quarter ended March 31, 2012. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Federal Reserve assumed jurisdiction over mutual holding company dividend waivers and imposed onerous new requirements on dividend waivers.  Because the MHC was unable to obtain a waiver of these requirements, the Board of Directors elected to forego the declaration of a dividend in the fourth quarter of fiscal year 2012.  No assurances can be given as to the frequency or amount of future dividends, if any.

The Company’s ability to pay dividends may also depend on the receipt of dividends from the Bank, which is subject to a variety of limitations under federal banking regulations regarding the payment of dividends.

As of September 7, 2012 there were 3,755 registered holders of record of the Company’s common stock, plus approximately 2,295 beneficial (street name) owners.

(b)           Use of Proceeds.  Not applicable.

(c)           Issuer Purchases of Equity Securities.  Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2012.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

April 1 – April 30, 2012	-	$-	-	802,780
May 1 – May 31, 2012	8,800	9.39	8,800	793,980
June 1 – June 30, 2012	27,000	9.34	27,000	766,980

Total	35,800	$9.35	35,800	766,980

*           On March 23, 2012, the Company announced the authorization of a stock repurchase program for up to 802,780 shares or 5% of shares outstanding.

Stock Performance Graph.  Set forth on Page 67 is a stock performance graph comparing the cumulative total shareholder return on the Company’s common stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Composite Index, (b) the cumulative total shareholder return on stocks included in the SNL Thrift $1 Billion - $5 Billion Index and (c) the cumulative total shareholder return on stocks included in the SNL Thrift MHC Index, in each case assuming an investment of $100.00 as of June 30, 2007.  The cumulative total returns for the indices and the Company are computed assuming the reinvestment of dividends that were paid during the period. It is assumed that the investment in the Company’s common stock was made at the initial public offering price of $10.00 per share.

Index	6/30/07	6/30/08	6/30/09	6/30/10	6/30/11	6/30/12

Kearny Financial Corp.	$ 100	$ 83	$ 88	$ 72	$ 73	$ 79
NASDAQ Composite	100	89	72	83	111	118
SNL Thrift $1 B - $5 B Index	100	76	62	62	69	75
SNL Thrift MHC Index	100	93	85	93	86	88

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

	At June 30,
	2012	2011	2010	2009	2008
Balance Sheet Data:	(In Thousands)
Assets	$2,937,006	$2,904,136	$2,339,813	$2,124,921	$2,083,039
Net loans receivable	1,274,119	1,256,584	1,005,152	1,039,413	1,021,686
Mortgage-backed securities available for sale	1,230,104	1,060,247	703,455	683,785	726,023
Mortgage-backed securities held to maturity	1,090	1,345	1,700	4,321	—
Securities available for sale	12,602	44,673	29,497	28,027	38,183
Securities held to maturity	34,662	106,467	255,000	—	—
Cash and cash equivalents	155,584	220,580	181,422	211,525	131,723
Goodwill	108,591	108,591	82,263	82,263	82,263
Deposits	2,171,797	2,149,353	1,623,562	1,421,201	1,379,032
Borrowings	249,777	247,642	210,000	210,000	218,000
Total stockholders’ equity	491,617	487,874	485,926	476,720	471,371

	For the Years Ended June 30,
	2012	2011	2010	2009	2008
	(In Thousands, Except Percentage and Per Share Amounts)
Summary of Operations:
Interest income	$98,549	$100,376	$93,108	$97,908	$97,367
Interest expense	28,369	32,216	36,321	44,200	50,528
Net interest income	70,180	68,160	56,787	53,708	46,839
Provision for loan losses	5,750	4,628	2,616	317	94
Net interest income after provision for loan losses	64,430	63,532	54,171	53,391	46,745
Non-interest income, excluding asset gains, losses and write downs	4,767	3,640	2,413	2,648	2,708
Non-interest income from asset gains, losses and write downs	(2,622)	1,207	291	(1,129)	(659)
Non-interest expenses	58,721	56,242	45,100	43,922	40,939
Income before income taxes	7,854	12,137	11,775	10,988	7,855
Provisions for income taxes	2,776	4,286	4,963	4,597	1,951
Net income	$5,078	$7,851	$6,812	$6,391	$5,904

Share and Per Share Data:
Net income per share – basic and diluted	$0.08	$0.12	$0.10	$0.09	$0.08
Weighted average number of common shares outstanding – basic and diluted	66,495	67,118	67,920	68,710	69,522
Cash dividends per share (1)	$0.15	$0.20	$0.20	$0.20	$0.20
Dividend payout ratio (2)	54.6%	41.0%	53.7%	54.9%	62.5%

	At or For the Years Ended June 30,
	2012	2011	2010	2009	2008

Performance Ratios:
Return on average assets (net income divided by average total assets)	0.17%	0.29%	0.31%	0.31%	0.29%
Return on average equity (net income divided by average equity)	1.04	1.63	1.42	1.35	1.26
Net interest rate spread	2.46	2.56	2.45	2.25	1.81
Net interest margin	2.65	2.80	2.83	2.81	2.54
Average interest-earning assets to average interest-bearing liabilities	117.90	117.38	120.88	124.16	126.49
Efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income)	81.19	77.04	75.81	79.53	83.74
Non-interest expense to average assets	2.02	2.10	2.04	2.11	2.04
Asset Quality Ratios:
Non-performing loans to total loans	2.61	2.76	2.13	1.26	0.15
Non-performing assets to total assets	1.27	1.46	0.93	0.62	0.08
Net charge-offs to average loans outstanding	0.59	0.12	0.05	0.00	0.00
Allowance for loan losses to total loans	0.79	0.93	0.84	0.62	0.59
Allowance for loan losses to non-performing loans	30.20	33.65	39.70	48.92	388.05
Capital Ratios:
Average equity to average assets	16.75	17.94	21.66	22.73	23.41
Equity to assets at period end	16.74	16.80	20.77	22.43	22.63
Tangible equity to tangible assets at period end	12.87	13.11	17.36	18.98	19.51

(1)	Excludes dividends waived by Kearny MHC.
(2)	Represents cash dividends paid divided by net income.

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

Overview

Financial Condition.  Total assets increased $32.9 million to $2.94 billion at June 30, 2012 from $2.90 billion at June 30, 2011.  The increase was funded largely through growth in retail deposits which was augmented by net increases in borrowings and capital.  The net growth in deposits was primarily concentrated in noninterest-bearing checking accounts while the aggregate balance of interest-bearing deposits increased only nominally.  The growth in liabilities and capital funded an increase in earning assets as well as an increase in bank-owned life insurance included in non-earning assets.  The net growth in earning assets reflected growth in loans and mortgage-backed securities that was partially offset by declines in the balance of non-mortgage-backed securities and other interest-earning assets.

In general, it remains the long term goal of our business plan to reallocate the Bank’s balance sheet to reflect a greater percentage of earnings assets in the loan portfolio while, in turn, reducing the relative size of the securities portfolio.  Toward that end, the Company’s business plan continues to call for increased origination of commercial loans with an emphasis on commercial mortgages, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

The lending environment during fiscal 2012 continued to reflect the challenges presented by the adverse economic environment.  Those challenges include declining real estate values coupled with high unemployment which, together, have significantly reduced demand for new loan originations by qualified borrowers.  Despite these challenges, loans receivable increased by $17.5 million to $1.27 billion or 43.4% of total assets at June 30, 2012 from $1.26 billion or 43.3% of total assets at June 30, 2011.  Within the loan portfolio, however, commercial loans, including commercial mortgages and commercial business loans, grew by $84.7 million to $573.3 million or 19.5% of total assets from $488.7 million or 16.8% of total assets.  For those same comparative periods, one-to-four family mortgage loans, including first mortgages and home equity loans and lines of credit, declined by $67.1 million to $688.2 million or 23.4% of total assets from $755.3 million or 26.0% of total assets.

The balance of investment securities, including mortgage-backed and non-mortgage-backed securities, increased by $65.7 million to $1.28 billion or 43.5% of total assets at June 30, 2012 from $1.21 billion or 41.8% of total assets at June 30, 2011.  As noted earlier, the year over year net increase in the securities portfolio partly reflected an increase in the net unrealized gain in the available for sale portfolio.  However, the overall increase in investment securities was primarily attributable to the Company’s decision to reinvest a portion of its excess liquidity into the investment securities.  Toward that end, the balance of cash and cash equivalents decreased during fiscal 2012 which provided the funding for a significant portion of the net growth within the securities portfolio.

For the year ended June 30, 2012, our total deposits increased by $22.4 million to $2.17 billion from $2.15 billion at June 30, 2011.  As noted above, the growth in deposits was primarily reflected in the growth of noninterest-bearing deposits which increased by $22.0 million during fiscal 2012.  The remaining deposit growth was reflected in interest-bearing deposits which increased by $414,000 to $2.00 billion at June 30, 2012.  Within interest-bearing deposits, however, the balance of non-maturity deposits increased by $47.3 million reflecting $15.5 million and $31.8 million of growth, respectively, in interest-bearing checking accounts and savings accounts.  This growth was substantially offset by a $46.9 million decline in the balance of certificates of deposit.  The overall stability in the balance of interest-bearing deposits was sustained despite the Bank’s efforts to reduce its deposit offering rates on most products reflecting, in part, consumer demand for the safety of FDIC-insured accounts versus noninsured investment alternatives.

The balance of borrowings increased by $2.1 million to $249.8 million at June 30, 2012 from $247.6 million at June 30, 2011.  The net growth in borrowings was largely attributable to a $2.4 million net increase in depositor sweep accounts while advances from the FHLB of New York decreased by $229,000 primarily reflecting the principal repayment of amortizing advances during the year.

Finally, stockholders’ equity increased $3.7 million to $491.6 million at June 30, 2012 from $487.9 million at June 30, 2011.  The increase in stockholders’ equity reflected the increase in retained earnings resulting from the Company’s net income for fiscal 2012, net of dividends paid to shareholders.  The increase also reflected a net increase in accumulated other comprehensive income arising from increases in unrealized gains in the available for sale securities portfolio as well as increases in paid-in-capital and reduction of unearned ESOP shares relating to the offsets of benefit plan expenses during the year.  Partially offsetting these increases was an increase in Treasury stock resulting from the Company’s share repurchase activity during fiscal 2012.

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

Net income for the fiscal year ended June 30, 2012 was $5.1 million or $0.08 per diluted share;  a decrease of $2.8 million from $7.9 million or $0.12 per diluted share the fiscal year ended June 30, 2011.  The decrease in net income year-over-year resulted primarily from increases in the provision for loan losses and noninterest expense coupled with a decline in noninterest income.  These factors were partially offset by an increase in net interest income and a decrease in the provision for income taxes.

Our net interest income increased $2.0 million to $70.2 million for the year ended June 30, 2012 from $68.2 million for the year ended June 30, 2011.  The increase in net interest income reflected a $3.8 million decline in interest expense to $28.4 million from $32.2 million.  The decline in interest expense reflected a decrease in the average cost of interest-bearing liabilities that was partially offset by an increase in their average balance.  For the year ended June 30, 2012,  the average cost of interest-bearing liabilities decreased 29 basis points to 1.26% from 1.55% for the year ended June 30, 2011.  For those same comparative periods, the average balance of interest-bearing liabilities increased by $168.9 million to $2.25 billion from $2.08 billion.

The decline in interest expense was partially offset by a $1.9 million decline in interest income to $98.5 million from $100.4 million.  The decline in interest income reflected a decrease in the average yield on earning assets that was partially offset by an increase in their average balance.  For the year ended June 30, 2012, the average yield on interest-earning assets decreased by 39 basis points to 3.72%

from 4.11% for the year ended June 30, 2011.  For those same comparative periods, the average balance of interest-earning assets increased by $211.0 million to $2.65 billion from $2.44 billion.

In total, the net interest rate spread decreased to 2.46% for fiscal 2012 from 2.56% for fiscal 2011 while the net interest margin decreased 15 basis points to 2.65% from 2.80% for those same comparative periods.

The provision for loan losses increased $1.1 million to $5.7 million for fiscal 2012 from $4.6 million for fiscal 2011.  The net increase in the provision reflected the combined effects of recognizing additional valuation allowances on loans evaluated individually for impairment as well as increases in the level of valuation allowances attributable to loans evaluated collectively for impairment due to the overall growth within the non-impaired portion of the portfolio coupled with increases in environmental and historical loss factors.

Non-interest income decreased by $2.7 million to $2.1 million for fiscal 2012 from $4.8 million for fiscal 2011.  The decrease in non-interest income primarily reflected increased losses on write downs and sales of real estate owned and a reduction in gains on sale of investment securities.  These factors were partially offset by increases in loan-related and deposit-related fees and charges, including electronic banking fees and charges, as well as increases in the gain on sale of loans originated through our SBA programs.  To some degree, these increases are attributable to the recognition of comparatively less income recognized through the operation of the CJB Division during the earlier comparative period due to its acquisition in November 2010.  The decline in overall noninterest income was also partially offset by an increase in miscellaneous income attributable to the recognition of a payment received by the Bank from a tenant in return for the discharge of their future obligations under the terms of a commercial lease agreement where the Bank served as lessor.

Non-interest expense increased $2.5 million to $58.7 million for the year ended June 30, 2012 from $56.2 million for the year ended June 30, 2011.  The increase was reflected across many categories of non-interest expense including those relating to compensation, premises occupancy, equipment and systems and miscellaneous expenses.  As above, these increases generally reflect the lower level of expenses recognized during the earlier comparative period attributable to the operation of the CJB division for only a portion of that earlier period.  Partially offsetting these factors was the absence of merger-related expenses during the current year compared to those recognized during the prior fiscal year attributable to the acquisition of Central Jersey.  Additionally, the Company recognized a decline in director compensation expense attributable to completing the recognition of stock benefit plan expenses over their applicable vesting periods coupled with overall declines in federal deposit insurance expense.

The combined effects of these factors resulted in comparatively lower pre-tax net income during fiscal 2012 compared with fiscal 2011 and proportionately lower income tax expense reflecting consistent effective income tax rates between comparative periods.

Business Strategy. The general goals of the Company’s current business plan are to profitably deploy capital and enhance earnings through a variety of balance sheet growth and diversification strategies through which the Company intends to evolve from a traditional thrift business model toward that of a full service, community bank.  The key strategies of the Company’s business plan and its performance in relation to those strategies during fiscal 2012 are noted below:

•
Increasing the volume of loan originations and the size of the Company’s loan portfolio in relation to total assets;

From June 30, 2011 to June 30, 2012, the Company increased its overall loan portfolio from $1.27 billion to $1.28 billion with such balances representing 43.7% of total assets for each period, respectively.  As noted earlier, the severe economic challenges currently facing our regional and national economy present significant headwinds that adversely impact the Company's ability to achieve this first strategic goal solely through traditional, "organic" loan growth.  The Company expects to continue expanding and diversifying its loan acquisition resources and strategies in an effort to counterbalance the adverse effects of current economic conditions while supporting its longer-term strategic goals.

•
Increasing the origination of commercial loans, including commercial mortgages and commercial business loans, with an emphasis on multi-family and nonresidential mortgage loans as well as secured and unsecured commercial business loans;

As noted above, commercial loans, including commercial mortgages and commercial business loans, grew by $84.7 million to $573.3 million or 19.5% of total assets at June 30, 2012 from $488.7 million or 16.8% of total assets at June 30, 2011.  The Company bolstered its commercial lending staff during fiscal 2012 and continues to actively seek additional lenders with the goal of continuing the trend of commercial loan growth during fiscal 2013.

•
Maintaining high asset quality;

The Company continues to maintain a strong level of asset quality to complement the execution of the loan-related strategies noted above.  For the year ended June 30, 2012, the balance of nonperforming assets, including accruing loans over 90 days past due, nonaccrual loans and repossessed assets, decreased by $5.2 million to $37.3 million or 1.27% of total assets from $42.5 million or 1.46% of total assets at June 30, 2011.

The balance of nonperforming assets at June 30, 2012 included $33.5 million of nonperforming loans and $3.8 million of real estate owned.  A disproportionate balance of the Company’s nonperforming loans represent residential mortgage loans that were originally purchased from Countrywide and are now serviced by Bank of America.   At June 30, 2012, such loans total $11.6 million or 34.6% of nonperforming loans.  By comparison, the entire remaining balance of the Bank of America loans, including nonperforming loans, totals approximately $49.5 million or 3.9% of total loans as of that same date.

Based upon information published by federal banking regulators in the Uniform Bank Performance Report (“UBPR”) for the quarter ended June 30, 2012, the median nonperforming asset ratio for savings institutions with total assets greater than $1 billion was 3.93%.  The comparable ratio for the Bank was 2.93% as of that same date indicating that the Bank’s level of nonperforming assets, irrespective of origination source, remains less than that of its peer group, as defined by federal bank regulators.  The noted ratio reported on the UBPR divides total nonperforming assets, as defined above, by the sum of total loans plus other real estate owned (“OREO”).

•
Building the Company’s core banking business through internal growth and de novo branching;

During fiscal 2012, much of the Company's strategic efforts regarding its retail branches were focused on continuing the integration of the full service branches operating with the Bank’s CJB Division.  Such branches continue to operate with the separate identity of "Central Jersey Bank, a division of Kearny Federal Savings Bank”.  With the successful grand opening of the newest CJB Division branch during fiscal 2012, the Bank now has a total of 41 branches; 27 branches operating under the name of Kearny Federal Savings Bank and 14 branches operating under the CJB Division brand.  The Company will continue to carefully search out and evaluate additional de novo branching opportunities on a selective basis.

The Bank's total deposits increased by a total of $22.4 million for the year ended June 30, 2012.  The net growth in deposits for fiscal 2012 included $69.4 million of growth in non-maturity deposits, including $22.0 million of growth in noninterest-bearing deposits.  This growth was offset by a decrease of $47.0 million in the balance of certificates of deposit.

•
Actively seeking out franchise expansion opportunities such as the acquisition of other financial institutions or branches;

As a complement to the growth strategies noted above, the Company actively seeks out opportunities to deploy capital, diversify its balance sheet mix and enhance earnings through mergers and acquisitions with other institutions.  Having completed the acquisition of Central Jersey Bancorp during fiscal 2011, the Company continues to selectively seek out and evaluate opportunities to achieve its strategic goals through the acquisition of other financial institutions or branches.  The Company expects to place the greatest emphasis on opportunities to expand within existing markets served or to enter new markets that are generally contiguous to those already served.

•
Develop and promote consumer and business-oriented products and services designed to emphasize growth in core deposits and multiple account relationships.

Notwithstanding the opportunities presented by de novo branching as discussed above,  the Company expects to place greater strategic emphasis on leveraging the opportunities to grow market share and expand the depth and breadth of customer relationships within the existing branch system.  The Company continues to develop and deploy strategies to promote the "relationship banking" business model throughout its branch network with an emphasis on expanding business customer relationships.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. We describe them in detail in Note 1 to the Company’s consolidated financial statements beginning on Page F-12 of this document. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the evaluation of securities impairment and the impairment testing of goodwill.

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

As described in greater detail in the notes to consolidated financial statements, the Company’s allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is performed quarterly.  Through the first tier of the process, the Company first identifies the loans that must be reviewed individually for impairment.   Such loans generally include the Company’s larger and/or more complex loans including commercial mortgage loans, as well as its one-to-four family mortgage loans, home equity loans and home equity lines of credit.  A reviewed loan is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Once a loan is determined to be impaired, management measures the amount of the estimated impairment associated with that loan which is generally defined as the amount by which the carrying value of a loan exceeds its fair value.  The Company establishes valuation allowances for loan impairments in the fiscal period during which they are identified.  Impairments on individually evaluated loans generally are charged off against the applicable valuation allowance when they are determined to be confirmed, expected losses.

The second tier of the loss measurement process involves estimating the probable and estimable losses which addresses loans not otherwise individually reviewed for impairment.  Such loans generally comprise large groups of smaller-balance homogeneous loans as well as the remaining non-impaired loans of those types noted above that are otherwise eligible for individual impairment evaluation.

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

Impairment Testing of Goodwill.  We record goodwill, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition. Through June 30, 2002, we amortized goodwill using the straight-line method over 15 years. Effective July 1, 2002, we adopted the FASB’s revised guidance applicable to the accounting and impairment testing of goodwill.  Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. Goodwill was most recently tested as of June 30, 2012, at which time no impairment was indicated.  As of that date, we reported goodwill of $108.6 million.  The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Bank. If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

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

Comparison of Financial Condition at June 30, 2012 and June 30, 2011

General.  As noted above, total assets increased $32.9 million to $2.94 billion at June 30, 2012 from $2.90 billion at June 30, 2011.  The increase was funded largely through growth in retail deposits which was augmented by net increases in borrowings and capital.  The net growth in deposits was primarily concentrated in noninterest-bearing checking accounts while the aggregate balance of interest-bearing deposits increased only nominally.  The growth in liabilities and capital funded an increase in earning assets as well as an increase in bank-owned life insurance included in non-earning assets.  The net growth in earning assets reflected growth in loans and mortgage-backed securities that was partially offset by declines in the balance of non-mortgage-backed securities and other interest-earning assets.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist of interest-earning and noninterest-earning deposits in other banks, decreased $67.0 million to $155.6 million at June 30, 2012 from $222.6 million at June 30, 2011.

During fiscal 2012, management determined that the opportunity cost to earnings of maintaining a growing level of short-term liquid assets to fund potential loan growth outweighs the related benefits.  Consequently, a significant portion of the Company’s excess liquidity that had accumulated during fiscal 2011 and into the first quarter of fiscal 2012 was deployed into higher yielding mortgage-backed securities during the latter three quarters of fiscal 2012.  The Company generally expects to continue maintaining the average balance of interest-earning cash and equivalents at lower levels than had been previously reported during those earlier comparative periods. Management will continue to monitor the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives.  The Company may alter its liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

Securities Available for Sale.  Non-mortgage-backed securities classified as available for sale decreased by $32.1 million to $12.6 million at June 30, 2012 from $44.7 million at June 30, 2011.  The net decrease in the portfolio primarily reflected the repayment of maturing municipal securities during fiscal 2012.  At June 30, 2012, the available for sale non-mortgage-backed securities portfolio consisted of $6.7 million of single-issuer trust preferred securities and $5.9 million of SBA pass-through certificates with amortized costs of $8.9 million and $5.7 million, respectively.

The net unrealized loss for this portfolio increased by $529,000 to $2.0 million at June 30, 2012 from $1.5 million at June 30, 2011.  The increase in the net unrealized loss was primarily attributable to a decline in the fair value of the Company’s investment in single-issuer, trust preferred securities whose unrealized losses increased by $742,000 to $2.2 million at June 30, 2012 from $1.4 million at June 30, 2011.  The decline in market value coincided with rating downgrades of certain trust preferred securities held by the Company during fiscal 2012.  As discussed in greater detail above, management has concluded that the impairment within this segment of the portfolio is not “other-than-temporary” at June 30, 2012.

Additional information regarding non-mortgage-backed securities available for sale at June 30, 2012 is presented in the preceding Securities Portfolio section of this report as well as in Note 5 and Note 7 to the consolidated financial statements.

Securities Held to Maturity.  Non-mortgage-backed securities classified as held to maturity decreased by $71.8 million to $34.7 million at June 30, 2012 from $106.5 million at June 30, 2011.  The net decline in the balance of the portfolio primarily reflected the repayment of U.S. agency debentures called by the issuers prior to their maturities.  At June 30, 2012, the held to maturity non-mortgage-backed securities portfolio included $32.4 million of U.S. agency debentures maturing within one to five years and $2.2 million of short term municipal obligations that mature within one year.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at June 30, 2012.

Additional information regarding non-mortgage-backed securities held to maturity at June 30, 2012 is presented in the preceding Securities Portfolio section of this report as well as in Note 6 and Note 7 to the consolidated financial statements.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $17.5 million to $1.27 billion at June 30, 2012 from $1.26 billion at June 30, 2011.  The increase in net loans receivable was primarily attributable to loan acquisitions during fiscal 2012 that outpaced loan repayments for the year.

Residential mortgage loans, in aggregate, decreased by $67.1 million to $688.2 million at June 30, 2012 from $755.3 million at June 30, 2011.  The components of the aggregate decrease included a net reduction in the balance of one-to-four family first mortgage loans of $48.1 million to $562.8 million at June 30, 2012 as well as net decreases in the balance of home equity loans and home equity lines of credit of $15.6 million and $3.4 million, respectively, whose ending balances at June 30, 2012 were $95.8 million and $29.5 million, respectively.  The reduction in the balance of residential mortgage loans reflects management’s continued adherence to its disciplined pricing policy coupled with the effects of diminished loan demand in the marketplace arising from challenging economic conditions and declining real estate values which have adversely impacted residential real estate purchase and refinancing activity.  In total, residential mortgage loan origination and purchase volume for the year ended June 30, 2012 was $66.5 million and $22.2 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $35.7 million for that same period.

Commercial loans, in aggregate, increased by $84.7 million to $573.3 million at June 30, 2012 from $488.7 million at June 30, 2011.  The components of the aggregate increase included an increase in commercial mortgage loans totaling $101.2 million that was partially offset by a decline in commercial business loans of $16.6 million.  The ending balances of commercial mortgage loans and commercial business loans at June 30, 2012 were $484.9 million and $88.4 million, respectively.  Commercial loan origination volume for fiscal 2012 totaled $127.0 million comprising $109.0 million and $18.0 million of commercial mortgage and commercial business loans originations, respectively.  The increase in commercial loans for the year ended June 30, 2012 also reflected purchases of commercial mortgage loan participations totaling $44.3 million.

The outstanding balance of construction loans, net of loans-in-process, decreased by $1.3 million to $20.3 million at June 30, 2012 from $21.6 million at June 30, 2011.  Construction loan disbursements for fiscal 2012 totaled $12.0 million.

Finally, other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased $263,000 to $4.0 million at June 30, 2012 from $3.8 million at June 30, 2011.  Other loan originations for fiscal 2012 totaled approximately $3.2 million.

Additional information regarding loans receivable at June 30, 2012 is presented in the preceding Lending Activities section of this report as well as in Note 8 to the consolidated financial statements.

Nonperforming Loans.  For the year ended June 30, 2012, nonperforming loans decreased by $1.5 million to $33.5 million or 2.61% of total loans from $35.0 million or 2.76% of total loans as of June 30, 2011.

Additional information about the Company’s nonperforming loans at June 30, 2012 is presented in the preceding Asset Quality section of this report as well as in Note 9 to the consolidated financial statements.

Allowance for Loan Losses.  During the year ended June 30, 2012, the balance of the allowance for loan losses decreased by approximately $1.6 million to $10.1 million or 0.79% of total loans at June 30, 2012 from $11.8 million or 0.93% of total loans at June 30, 2011.  The decrease resulted from charge offs, net of recoveries, totaling $7.4 million that were partially offset by additional provisions of $5.7 million during the year ended June 30, 2012.

Additional information about the Company’s allowance for loan losses at June 30, 2012 is presented in the preceding Asset Quality section of this report as well as in Note 1 and Note 9 to the consolidated financial statements.

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale, including agency pass-through securities as well as agency collateralized mortgage obligations, increased $169.9 million to $1.23 billion at June 30, 2012 from $1.06 billion at June 30, 2011.  The net increase primarily reflects purchases of fixed-rate, agency mortgage-backed securities that were partially offset by cash repayment of principal net of discount accretion and premium amortization and an increase in the unrealized gain on such securities.  The purchases of the mortgage-backed securities during the year ended June 30, 2012 were comprised of fixed-rate, amortizing securities with maturities of 10 and 15 years totaling $494.6 million.  Such purchases were augmented with purchases of 30 year, fixed-rate amortizing securities totaling $28.6 million that are eligible to meet the Community Reinvestment Act investment test during the reporting period.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at June 30, 2012.

Additional information regarding mortgage-backed securities available for sale at June 30, 2012 is presented in the preceding Securities Portfolio section of this report as well as in Note 5 and Note 7 to the consolidated financial statements.

Mortgage-backed Securities Held to Maturity.  Mortgage-backed securities held to maturity, including agency pass-through securities as well as agency and non-agency collateralized mortgage obligations, decreased $255,000 to $1.1 million at June 30, 2012 from $1.3 million at June 30, 2011.  The decrease was primarily attributable to cash repayment of principal net of discount accretion and premium amortization coupled with the sale of two securities whose credit rating had declined below investment grade making it eligible for sale from the held to maturity portfolio.  At June 30, 2012, the Company's remaining portfolio of non-agency CMOs included ten held-to-maturity securities totaling $146,000 that were impaired but retained their investment grade rating by one or more rating agencies as of that date.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at June 30, 2012.

Additional information regarding mortgage-backed securities held to maturity at June 30, 2012 is presented in the preceding Securities Portfolio section of this report as well as in Note 6 and Note 7 to the consolidated financial statements.

Other Assets.  Excluding the balances of bank owned life insurance and other assets, the remaining asset categories, including premises and equipment, FHLB stock, interest receivable and goodwill, remained generally stable from June 30, 2011 to June 30, 2012 reflecting the normal operating fluctuations between periods.

The balance of bank owned life insurance increased by $24.1 million to $48.6 million at June 30, 2012 from $24.5 million at June 30, 2011.  Such growth primarily reflected the purchase of additional policies totaling $23.4 million during the fourth quarter of fiscal 2012 plus the increase of $748,000 in the cash surrender value of the underlying policies resulting in the recognition of tax free non-interest income in that amount during fiscal 2012.

The balance of other assets decreased by $5.9 million to $10.4 million at June 30, 2012 from $16.3 million at June 30, 2012.  The decline in the balance of other assets included a $3.7 million net decrease in the balance of real estate owned (“REO”) to $3.8 million at June 30, 2012 from $7.5 million at June 30, 2011 with such balances reflecting the net carrying values of eight properties at the end of each period.  The net change in the carrying value reflected the acquisition of five properties during fiscal 2012 less the sale of five properties for that period.  The net decrease in the carrying value of REO also reflected the cumulative write downs of several properties to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.  The overall decline in the balance of other assets also reflected a $1.9 million decrease in the balance of prepaid expenses.

Deposits.  The balance of total deposits increased by $22.4 million to $2.17 billion at June 30, 2012 from $2.15 billion at June 30, 2011.  The net increase in deposit balances reflected increases in the balances of noninterest-bearing checking accounts of $22.0 million as well as increases in the balances of interest-bearing checking accounts and savings accounts of $15.5 million and $31.8 million, respectively.  The increases in these deposit accounts was partially offset by a $46.9 million decline in the balance of certificates of deposit.  The decline in the balance of certificates of deposit was largely attributable to the Company’s active management of deposit pricing during the year ended June 30, 2012 to support net interest spread and margin which allowed for some degree of controlled outflow of maturing deposit types.

Additional information regarding deposits at June 30, 2012 is presented in the preceding Sources of Funds section of this report as well as in Note 13 to the consolidated financial statements.

Borrowings.  The balance of borrowings increased by $2.2 million to $249.8 million at June 30, 2012 from $247.6 million at June 30, 2011.  The net increase was primarily attributable to a $2.3 million increase in the balance of customer sweep accounts to $38.5 million at June 30, 2012 from $36.2 million at June 30, 2011.  Sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.  For those same comparative periods, the balance of FHLB advances decreased by $229,000 to $211.2 million from $211.4 million reflecting scheduled principal repayments associated with an amortizing advance and the amortization of purchase accounting premiums associated with the acquisition of certain advances.

Additional information regarding borrowings at June 30, 2012 is presented in the preceding Sources of Funds section of this report as well as in Note 14 to the consolidated financial statements.

Stockholders’ Equity.  Stockholders’ equity increased by $3.7 million to $491.6 million at June 30, 2012 from $487.9 million at June 30, 2011.  The increase in stockholders’ equity reflected net income of $5.1 million for the year ended June, 2012, net of $2.8 million in dividends paid to shareholders.  The increase in stockholders' equity also reflected increases in paid-in capital and reductions of unearned ESOP shares relating to the offsets of benefit plan expenses during the year as well as an $8.2 million increase in other comprehensive income arising from mark-to-market adjustments to the available for sale securities portfolios and benefit plan adjustments.  These increases in stockholders’ equity were partially offset by an increase in treasury stock of $8.5 million reflecting the Company’s repurchase of 915,037 of its common shares during the year ended June 30, 2012.

Comparison of Operating Results for the Years Ended June 30, 2012 and June 30, 2011

General.  Net income for the year ended June 30, 2012 was $5.1 million or $0.08 per diluted share: a decrease of $2.8 million compared to $7.9 million or $0.12 per diluted share for the year ended June 30, 2011.  The decrease in net income between fiscal years resulted primarily from increases in the provision  for loan losses and noninterest expense as well as an increase in losses on the sale and write down of REO included in noninterest income.  These factors were partially offset by an increase in net interest income and noninterest income, excluding REO-related losses.  In total, these factors resulted in a decrease in pre-tax net income and the provision for income taxes.

Net Interest Income. Net interest income for the year ended June 30, 2012 was $70.2 million; an increase of $2.0 million from $68.2 million for the year ended June 30, 2011.  The increase in net interest income between the comparative periods resulted from a decrease in interest expense that outpaced a concurrent decline in interest income.  The decrease in interest income during fiscal 2012 was generally attributable to a decrease in the average yield on interest-earning assets that was partially offset by an increase in their  average balance.  Similarly, the decline in interest expense generally reflected a reduction in the average cost of interest-bearing liabilities that was partially offset by an increase in their average balance.  The increases in the average balances of interest-earning assets and interest-bearing liabilities between comparative periods were partly attributable to the acquisition of Central Jersey which closed during the second quarter of fiscal 2011 while also reflecting organic growth during fiscal 2012.  Declines in average yields and costs between comparative periods continued to largely reflect the effects of historically low interest rates that were prevalent in the marketplace throughout fiscal 2012.

As a result of these factors, the Company’s net interest rate spread decreased ten basis points to 2.46% for the year ended June 30, 2012 from 2.56% for the year ended June 30, 2011.  The decrease in the net interest rate spread reflected a 39 basis point decline in the yield on earning assets to 3.72% from 4.11% that was partially offset by a decrease in the average cost of interest bearing liabilities of 29 basis points to 1.26% from 1.55% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and average cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the decrease in net interest income and net interest rate spread also adversely affected the Company’s net interest margin.  However, additional factors further impacted net interest margin including, but not limited to, the use of interest-earning assets to fund additions to treasury stock during fiscal 2012.  In total, the Company reported a 15 basis point decline in net interest margin to 2.65% for the year ended June 30, 2012 from 2.80% for the year ended June 30, 2011.

Interest Income.  Total interest income decreased $1.8 million to $98.5 million for the year ended June 30, 2012 from $100.4 million for the year ended June 30, 2011.  As noted above, the decrease in interest income reflected a decline in the average yield on interest-earning assets that was partially offset by an increase in their average balance.  The average yield on interest-earning assets declined 39 basis points to 3.72% for the year ended June 30, 2012 from 4.11% for the year ended June 30, 2011.  For those same comparative periods, the average balance of interest-earning assets increased $211.0 million to $2.65 billion from $2.44 billion.

Interest income from loans increased $407,000 to $64.0 million for the year ended June 30, 2012 from $63.6 million for the year ended June 30, 2011.  The increase in interest income on loans was primarily attributable to a $77.7 million increase in their average balance to $1.25 billion for the year ended June 30, 2012 from $1.17 billion for the year ended June 30, 2011.  The increase in the average balance of loans was partly attributable to the loans acquired from Central Jersey during fiscal 2011 coupled with organic growth in loans during fiscal 2012.

The effect on interest income on loans attributable to the higher average balance was partially offset by a decline in their average yield.  For those same comparative periods, the average yield on loans declined 30 basis points to 5.12% from 5.42%.  The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which provides a “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans.  However, because the Company’s commercial loans generally comprise comparatively higher yielding multi-family mortgages, nonresidential mortgage loans and business loans, the continued reallocation within the loan portfolio from residential mortgages into commercial loans diminished the adverse impact of lower market interest rates on the overall yield of the loan portfolio between the comparative periods.

Interest income from mortgage-backed securities increased $2.4 million to $32.4 million for the year ended June 30, 2012 from $30.0 million for the year ended June 30, 2011.  The increase in interest income reflected a $327.9 million increase in the average balance of mortgage-backed securities to $1.18 billion for the year ended June 30, 2012 from $853.4 million for the year ended June 30, 2011.  The effect of the increase in the average balance of mortgage-backed securities was partially offset by a 76 basis point decline in their average yield to 2.75% from 3.51% for those same comparative periods.

The reduction in the overall yield of the mortgage-backed securities portfolio is attributable to many of the same factors affecting the yield on the Company’s loan portfolio.  That is, lower market interest rates have continued to provide a “rate reduction” refinancing incentive to mortgagors resulting in the pay off of comparatively higher rate mortgage loans underlying the Company’s mortgage-backed securities.  Simultaneously, lower market interest rates have resulted in the downward re-pricing of loans underlying the Company’s adjustable rate mortgage-backed securities.  The increase in the average balance of mortgage-backed securities was partly attributable to the securities acquired from Central Jersey during fiscal 2011 coupled with security purchases that outpaced the principal repayments of such securities during fiscal 2012.

Interest income from non-mortgage-backed securities decreased $4.6 million to $1.4 million for the year ended June 30, 2012 from $5.9 million for the year ended June 30, 2011.  The decrease in interest income reflected declines in both the average balance and average yield on non-mortgage-backed securities between comparative periods.  The average balance of the securities decreased $211.2 million to $74.8 million for the year ended June 30, 2012 from $286.0 million for the year ended June 30, 2011.  For those same comparative periods, the average yield on non-mortgage-backed securities decreased by 22 basis point to 1.86% from 2.08%.

The decrease in the average balance of non-mortgage backed securities was reflected in the average balances of both  taxable and tax-exempt securities.  The average balance of taxable securities decreased $160.0 million to $67.7 million for the year ended June 30, 2012 from $227.7 million for the year ended June 30, 2011.  For those same comparative periods, the average balance of tax-exempt securities decreased $51.3 million to $7.0 million from $58.3 million.  The change in the average yield on non-mortgage backed securities reflected a decrease of 20 basis points in the yield of taxable securities to 1.95% for the year ended June 30, 2012 from 2.15% for the year ended June 30, 2011 while the average yield on tax-exempt securities declined 81 basis points to 0.99% from 1.80% for those same comparative periods.

The decrease in the average balance and average yield of non-mortgage-backed securities generally reflects the calls, maturities and sales of the comparatively higher yielding securities within the segment during fiscal 2012 with such proceeds being reinvested either into other earning asset categories or at comparatively lower market yields within the segment.

Interest income from other interest-earning assets decreased $144,000 to $765,000 for the year ended June 30, 2012 from $909,000 for the year ended June 30, 2011.  The decrease in interest income was primarily attributable to a decline in the average yield on other interest-earning assets that was partially offset by an increase in their average balance.  The average yield on other interest-earning assets decreased 18 basis points to 0.53% for the year ended June 30, 2012 from 0.71% for the year ended June 30, 2011.  For those same comparative periods, the average balance of other interest-earning assets increased by $16.6 million to $144.5 million from $127.9 million.

The increase in the average balance of interest-earning assets reflects the comparatively higher average balance of interest-earning deposits in other banks which increased $16.3 million to $130.6 million for the year ended June 30, 2012 from $114.3 million for the year ended June 30, 2011.  Because these interest-earning deposits are generally the lowest yielding asset within the category, the increase in their average balance contributed to the decline in the overall yield on other interest-earning assets.  Notwithstanding the change in allocation within the category, the decrease in yield also reflected flat to modestly declining average yields across all categories of other interest-earning assets.

Interest Expense.  Total interest expense decreased $3.8 million to $28.4 million for the year ended June 30, 2012 from $32.2 million for the year ended June 30, 2011.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 29 basis points to 1.26% for the year ended June 30, 2012 from 1.55% for the year ended June 30, 2011.    The decrease in the average cost was partially offset by an increase in the average balance of interest-bearing liabilities of $168.9 million to $2.25 billion from $2.08 billion for the same comparative periods.

Interest expense attributed to deposits decreased $3.6 million to $20.3 million for the year ended June 30, 2012 from $23.9 million for the year ended June 30, 2011.  The decrease resulted primarily from a 29 basis point decrease in the average cost of interest-bearing deposits to 1.01% for the year ended June 30, 2012 from 1.30% for the year ended June 30, 2011.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For the same comparative periods, the average cost of interest-bearing checking accounts decreased 32 basis points to 0.59% from 0.91%, the average cost of savings accounts decreased 25 basis points to 0.33% from 0.58% and the average cost of certificates of deposit decreased 25 basis points to 1.44% from 1.69%.

The decrease in the average cost was partially offset by a $157.2 million increase in the average balance of interest-bearing deposits to $2.00 billion for the year ended June 30, 2012 from $1.84 billion for the year ended June 30, 2011.  The reported increase in the average balance was represented across all categories of interest-bearing deposits and partly reflected the acquisition of Central Jersey.  However, the increase also reflected organic growth arising from the Company’s strategic efforts to increase its deposit base coupled with consumer demand for the safety of FDIC insurance to protect their financial assets given the recent volatility in the financial markets for uninsured investment products.  For the same comparative periods, the average balance of interest-bearing checking accounts increased $76.2 million to $454.2 million from $378.0 million, the average balance of savings accounts increased $38.8 million to $414.6 million from $375.8 million, and the average balance of certificates of deposit increased $42.3 million to $1.13 billion from $1.09 billion.  As of June 30, 2012, approximately $713.7 million or 64.6% of certificates of deposit, with a weighted average cost of 1.10%, mature within one year.  Because the Bank’s offering rates for CDs maturing in one year or less are generally lower than 1.10% at June 30, 2012, the majority of these certificates may re-price downward to the extent they are reinvested with the Bank at maturity into accounts with similar terms.

Interest expense attributed to borrowings decreased $206,000 to $8.1 million for the year ended June 30, 2012 from $8.3 million for the year ended June 30, 2011.  The decrease in interest expense was attributable to a decline in the average cost of borrowings that was partially offset by an increase in their average balance.  The average cost of borrowings decreased by 24 basis points to 3.23% for the year ended June 30, 2012 from 3.47% for the year ended June 30, 2011 while the average balance of borrowings increased $11.7 million to $250.9 million from $239.2 million for those same comparative periods.

The noted changes in borrowing balances and costs were primarily attributable to a decline in the average cost of customer sweep accounts that was partially offset by an increase in their average balance.  For those same comparative periods, the average cost of customer sweep accounts decreased by 27 basis points to 0.66% from 0.93% while the average balance of such borrowings increased by $11.9 million to $34.0 million from $22.1 million.

The remaining change in the average balance and average cost of borrowings was attributable to FHLB advances whose average balance decreased by $273,000 to $216.8 million for the year ended June 30, 2012 from $217.1 million for the year ended June 30, 2011.  For those same comparative periods, the average cost of FHLB advances declined ten basis points to 3.63% from 3.73%.

Provision for Loan Losses.  The provision for loan losses increased $1.1 million to $5.7 million for the year ended June 30, 2012 from $4.6 million for the year ended June 30, 2011.  The net increase in the provision partly reflected the recording of additional valuation allowances on loans evaluated individually for impairment.  Additionally, the increase in the provision also reflected required increases to valuation allowances relating to loans evaluated collectively for impairment.  These latter increases reflected the overall growth in the non-impaired portion of the loan portfolio as well as increases to the environmental and historical loss factors utilized by the Company’s allowance for loan loss calculation methodology relating to loans evaluated collectively for impairment.

Additional information regarding the allowance for loan losses and the associated provisions recognized during fiscal 2012 is presented in the preceding Asset Quality section of this report as well as in Note 1 and Note 9 to the consolidated financial statements.

Non-Interest Income.  Non-interest income, excluding sale losses and write downs of REO, increased by $547,000 to $5.5 million for the year ended June 30, 2012 from $4.9 million for the year ended June 30, 2011.  This increase in non-interest income was partly attributable to a $641,000 increase in fees and service charges, including electronic banking fees and charges, that largely reflected the noninterest income arising from operating the CJB Division for the full year ended June 30, 2012 compared to its operation for only eight months during fiscal 2011 based upon its acquisition in November 2010.  Similarly, the increase also reflected a $122,000 increase in gains associated with the sale of loans that was primarily attributable to an increase in the volume of SBA loan originations sold through the CJB Division during the current period.

The increase in non-interest income also reflected the recognition of a $245,000 payment received by the Bank from a tenant in return for the discharge of their future obligations under the terms of a commercial lease agreement where the Bank served as lessor.  Finally, the change in noninterest income reflected a $40,000 increase in income on bank owned life insurance reflecting, in part, a higher average balance of the underlying assets during the current period.  The impact of the increase in the average balance was partially offset by decline in the yield on the underlying policies reflecting the impact of lower market interest rates on the overall yield of the Company’s bank owned life insurance.

Losses attributable to the sale and write down of REO increased by $3.2 million to $3.3 million for the year ended June 30, 2012 compared to $81,000 for the year ended June 30, 2011.  The increase in losses associated with the disposition of REO was primarily attributable to writing down the carrying value of properties by a total of $3.3 million during the year ended June 30, 2012 to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.  Partially offsetting these write downs were gains on sale of REO totaling $8,000 for the year ended June 30, 2012.  By comparison, REO write downs and sale gains totaled $90,000 and $9,000, respectively, for the year ended June 30, 2011.

At June 30, 2012, the Bank held a total of eight REO properties with an aggregate carrying value of $3.8 million.  Two properties with carrying values totaling $2.1 million are under contract for sale at June 30, 2012 with such values reflecting the net sale proceeds that the Bank expects to receive based upon the terms of those contracts.

Non-Interest Expenses.  Non-interest expenses, excluding merger-related expenses, increased $6.0 million to $58.7 million for the year ended June 30, 2012 from $52.8 million for the year ended June 30, 2011.  The increases were reflected across most categories of noninterest expenses and, as above,  were largely attributable to the ongoing operating costs of the CJB Division during the full year ended June 30, 2012 compared to its eight months of operations during fiscal 2011.

Salaries and employee benefits increased by $2.6 million to $33.7 million from $31.1 million reflecting increases in salaries, benefits and payroll tax expenses.  These increases were largely attributable to the staffing additions resulting from the acquisition of Central Jersey coupled with other increases in compensation and health care costs.  Offsetting these increases in compensation-related costs was a decline in stock benefit plan expenses resulting from the completed vesting of restricted stock and stock option awards granted in prior years.  A small number of restricted stock and stock option awards were granted to employees during fiscal 2011 which continue to be expensed over their five year vesting period.

Net occupancy expense of premises increased by $1.0 million to $6.5 million for the year ended June 30, 2012 from $5.5 million for the year ended June 30, 2011 while equipment and systems expense increased $1.1 million to $7.2 million from $6.1 million for those same comparative periods.  The increase in these expenses largely reflects the Company’s additional facilities, equipment and systems-related costs of operating the CJB Division for the full year ended June 30, 2012 for which a lower level of comparable expense was recorded during the earlier comparative period due to the timing reasons noted above.  The comparative increase in equipment and system expense also reflects the non-recurring costs recognized during the current year relating to the conversion and integration of data processing systems relating to the Central Jersey acquisition.

For the comparative periods noted, advertising and marketing expenses increased by $84,000 to $1.1 million from $1.0 million.  The increases reflected advertising costs associated with the CJB Division as well as increases in other advertising and marketing expenditures for the period.

Lastly, miscellaneous expenses increased by $1.8 million to $7.5 million from $5.6 million for the comparative periods noted reflecting net increases in general and administrative costs, a significant portion of which were attributable to the ongoing operation of the CJB Division.

The net increase in non-interest expense between comparative periods was partially offset by a $225,000 decrease in federal deposit insurance premium expense to $2.1 million for the year ended June 30, 2012 from $2.3 million for the year ended June 30, 2011.  The net reduction in FDIC insurance expense primarily reflected changes in the FDIC’s deposit insurance calculation methodology that went into effect during the quarter ended June 30, 2011.  The effect of these changes were partially offset by the increase in the Bank’s deposit insurance assessment base resulting from the Central Jersey acquisition.

The net increase in non-interest expense was also partially offset by a $475,000 reduction in director compensation expense to $678,000 for the year ended June 30, 2012 from $1.2 million for the year ended June 30, 2011.  The reduction in expense resulted primarily from a decline in stock benefit plan expenses resulting from the completed vesting of restricted stock and stock option awards granted in prior years.

Finally, the change in non-interest expense between comparative periods also reflected $3.5 million of merger-related costs associated with the Central Jersey acquisition that were recorded during the earlier comparative period for which no comparable costs were recorded during the current period.

Provision for Income Taxes.  The provision for income taxes decreased $1.5 million to $2.8 million for the year ended June 30, 2012 from $4.3 million during the year ended June 30, 2011.  The decrease in income taxes between the comparative periods was largely attributable to the decrease in pre-tax income between comparative periods.  The Company’s effective tax rates during the years ended June 30, 2012 and June 30, 2011 remained unchanged as 35.3% for each period.

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

As a result of these factors, the Company’s net interest rate spread increased 11 basis points to 2.56% for the year ended June 30, 2011 from 2.45% for the year ended June 30, 2010.  The increase in the net interest rate spread reflected a decrease in the cost of interest-bearing liabilities of 64 basis points to 1.55% from 2.19% which was partially offset by a decrease in the yield on earning assets of 53 basis points to 4.11% from 4.64% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

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

Provision for Loan Losses.  The provision for loan losses increased $2.0 million to $4.6 million for the year ended June 30, 2011 from $2.6 million for the year ended June 30, 2010.  The net increase in the provision reflected the combined effects of recognizing additional valuation allowances on loans individually evaluated for impairment loans as well as increases in the level of general valuation allowances resulting from increases to environmental and historical loss factors utilized by the Company’s allowance for loan loss calculation methodology relating to loans evaluated collectively for impairment.

Additional information regarding the allowance for loan losses and the associated provisions recognized during fiscal 2011 is presented in the preceding Asset Quality section of this report as well as in Note 1 and Note 9 to the consolidated financial statements.

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

Employee compensation-related expenses increased by approximately $4.2 million to $31.1 million for the year ended June 30, 2011 from $26.9 million for the year ended June 30, 2010.  Such increases largely reflected the additional level of staffing resulting from the acquisition of Central Jersey.  However, the increase also reflected the increase in compensation-related costs attributable to annual increases in wages and salaries of existing staff and overall increases to benefits costs including employee health care benefits and pension costs.  Offsetting these increases in compensation-related costs was a decline in stock benefit plan expenses resulting from the completed vesting of restricted stock and stock option benefits granted in prior years.  A small number of restricted stock and stock option benefits were granted to employees during fiscal 2011 which continue to be expensed over their five year vesting period.

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

Finally, miscellaneous expenses increased $844,000 to $5.6 million for the year ended June 30, 2011 from $4.8 million for the year ended June 30, 2010.  The aggregate increase in expense within the category was reflected across numerous line items including, but not limited to, legal, accounting and consulting, printing and office supplies, telephone, postage and insurance expenses as well as an increase attributable to the amortization of core deposit intangibles.  The increase in these expenses primarily reflect the combination effects of the ongoing operation of the CJB Division coupled with certain nonrecurring charges related to the conversion and integration of Central Jersey's core processing and related systems.

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

	At June 30,			For the Years Ended June 30,
	2012			2012				2011				2010
	Actual Balance		Actual Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,284,236		5.01%	$1,250,307		$63,960	5.12%	$1,172,576		$63,553	5.42%	$1,030,287		$58,129	5.64%
Mortgage-backed securities(2)	1,189,463		2.76	1,181,237		32,435	2.75	853,350		29,972	3.51	677,496		30,450	4.49
Securities:(2)
Tax-exempt	2,236		1.09	7,045		70	0.99	58,295		1,050	1.80	18,143		631	3.48
Taxable	47,039		1.93	67,748		1,319	1.95	227,727		4,892	2.15	119,328		3,070	2.57
Other interest-earning assets(3)	131,698		0.63	144,527		765	0.53	127,900		909	0.71	161,376		828	0.51
Total interest-earning assets	2,654,672		3.72	2,650,864		98,549	3.72	2,439,848		100,376	4.11	2,006,630		93,108	4.64
Non-interest-earning assets	282,334			257,407				239,331				207,239
Total assets	$2,937,006			$2,908,271				$2,679,179				$2,213,869
Interest-bearing liabilities:
Interest-bearing demand	$468,297		0.52	$454,166		2,690	0.59	$377,978		3,432	0.91	$198,623		2,324	1.17
Savings and club	433,455		0.30	414,560		1,376	0.33	375,767		2,162	0.58	315,715		3,246	1.03
Certificates of deposit	1,104,928		1.32	1,128,802		16,206	1.44	1,086,544		18,319	1.69	935,684		22,519	2.41
Borrowings	249,777		3.26	250,859		8,097	3.23	239,224		8,303	3.47	210,000		8,232	3.92
Total interest-bearing liabilities	2,256,457		1.17	2,248,387		28,369	1.26	2,079,513		32,216	1.55	1,660,022		36,321	2.19
Non-interest-bearing liabilities (4)	188,932			172,638				118,909				74,423
Total liabilities	2,445,389			2,421,025				2,198,422				1,734,445
Stockholders’ equity	491,617			487,246				480,757				479,424
Total liabilities and stockholders’ equity	$2,937,006			$2,908,271				$2,679,179				$2,213,869
Net interest income						$70,180				$68,160				$56,787
Interest rate spread(5)			2.55%				2.46%				2.56%				2.45%
Net interest margin(6)							2.65%				2.80%				2.83%
Ratio of interest-earning assets to interest-bearing liabilities	1.18	x		1.18	x			1.17	x			1.21	x

(1)	Non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.
(2)	Mark to market valuation allowances have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and Federal Home Loan Bank of New York capital stock.
(4)
Includes actual balance of non-interest-bearing deposits of $165,118,000 at June 30, 2012 and average balances of non-interest-bearing deposits of $145,458,000, $98,587,000, and $55,436,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Years Ended June 30,			Years Ended June 30,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Net loans receivable	$4,056	$(3,649)	$407	$7,764	$(2,340)	$5,424
Mortgage-backed securities	9,871	(7,408)	2,463	6,954	(7,432)	(478)
Securities:
Tax-exempt	(648)	(332)	(980)	844	(425)	419
Taxable	(3,155)	(418)	(3,573)	2,394	(572)	1,822
Other interest-earning assets	107	(251)	(144)	(195)	276	81
Total interest-earning assets	$10,231	$(12,058)	$(1,827)	$17,761	$(10,493)	$(7,268)

Interest expense:
Interest-bearing demand	$611	$(1,353)	$(742)	$1,718	$(610)	$1,108
Savings and club	211	(997)	(786)	533	(1,617)	(1,084)
Certificates of deposit	691	(2,804)	(2,113)	3,251	(7,451)	(4,200)
Federal Home Loan Bank advances	389	(595)	(206)	1,075	(1,004)	71
Total interest-bearing liabilities	$1,902	$(5,749)	$(3,847)	$6,577	$(10,682)	$(4,105)

Change in net interest income	$8,329	$(6,309)	$2,020	$11,184	$189	$11,373

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

Cash and cash equivalents, consisting primarily of deposits in other banks, decreased by $67.0 million to $155.6 million at June 30, 2012 from $222.6 million at June 30, 2011.  The balances reported at June 30, 2012 included interest-earning and noninterest-earning accounts in other banks totaling $117.6 million and $29.4 million, respectively, primarily representing deposit relationships with three money center banks as well as accounts with the FHLB of New York and Federal Reserve.  The largest money center account relationship totaled approximately $29.2 million at June 30, 2012 with the next largest money center banking relationship totaling approximately $1.8 million as of that same date.  Management routinely transfers funds between depository institutions to maximize the return on the funds.

Management reviews cash flow projections regularly and updates them quarterly in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals.   At June 30, 2012, construction loans in process and unused lines of credit were $13.0 million and $73.5 million, respectively, compared to $17.0 million and $65.5 million, respectively, at June 30, 2011.  As of those same comparative periods, the Bank had $713.7 million of certificates of deposit maturing in one year compared to $788.7 million at June 30, 2011.

The Bank had a comparatively higher level of commitments to originate and purchase loans at June 30, 2012 than it had one year earlier.  At June 30, 2012, the Bank had outstanding commitments to acquire loans totaling $82.5 million compared to $13.3 million at June 30, 2011.  The increase in loan origination and purchase commitments largely reflected the expansion of the Bank's commercial lending activities during fiscal 2012.

Deposits increased $22.4 million to $2.17 billion at June 30, 2012 from $2.15 billion at June 30, 2011.  Between those comparative periods, non-interest-bearing demand deposits increased $22.0 million to $165.1 million, interest-bearing demand deposits increased $15.5 million to $468.3 million, savings deposits increased $31.8 million to $433.5 million while certificates of deposit decreased $46.9 million to $1.10 billion.

Throughout fiscal 2012, the Bank continued to price deposit interest rates at levels management considered to be reasonably competitive in the marketplace.  Despite the decline in the Bank’s offering rates for deposits during the year, the Bank continued to experience net inflows of deposits as customers continued to seek the safety of insured deposits as an alternative to uninsured investments.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and to the extent that maturing deposits do not remain with us, management may replace the funds with advances.  The Bank has the capacity to borrow additional funds from the FHLB by taking additional long-term or short-term advances including overnight borrowings.  As of June 30, 2012, the Bank’s borrowing potential was $435.3 million without pledging additional collateral.

The following table discloses our contractual obligations and commitments as of June 30, 2012.

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In Thousands)
Operating lease obligations	$9,302	$1,673	$2,643	$1,739	$3,247
Certificates of deposit	1,104,927	713,658	308,596	82,673	—
Federal Home Loan Bank advances	210,939	5,000	5,000	—	200,939

Total	$1,325,168	$720,331	$316,239	$84,412	$204,186

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In Thousands)
Undisbursed funds from approved lines of credit(1)	$73,463	$31,871	$367	$—	$41.225
Construction loans in process(1)	13,032	9,711	3,321	—	—
Other commitments to extend credit(1)	82,524	82,524	—	—	—

Total	$169,019	$124,106	$3,688	$—	$41,225

(1)	Represents amounts committed to customers.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At June 30, 2012, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

In addition to the commitments noted above the Bank is party to standby letters of credit totaling approximately $880,000 at June 30, 2012 through which it guarantees certain specific business obligations of its commercial customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.  At June 30, 2012, outstanding loan commitments totaled $169.0 million compared to $95.8 million at June 30, 2011. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  For additional information regarding our outstanding lending commitments at June 30, 2012, see Note 18 to the consolidated financial statements.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its well capitalized status in accordance with regulatory standards.  As of June 30, 2012, the Bank exceeded all capital requirements of the federal banking regulators.  The Bank’s regulatory capital ratios at June 30, 2012 were as follows: core capital 12.06%; Tier I risk-based capital 24.62%; and total risk-based capital 25.37%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.  For additional information regarding regulatory capital at June 30, 2012, see Note 16 to the consolidated financial statements.

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

Based upon the findings of the Company’s internal interest rate risk analysis, the Company is considered to be liability sensitive.  Liability sensitivity characterizes the balance sheets of many thrift institutions and is generally attributable to the comparatively shorter contractual maturity and/or re-pricing characteristics of the institution’s deposits and borrowings versus those of its loans and investment securities.

With respect to the maturity and re-pricing of its interest-bearing liabilities, at June 30, 2012, $713.7 million or 64.6% of our certificates of deposit mature within one year with an additional $226.7 million or 20.5% maturing in greater than one year but less than or equal to two years.  Based on current market interest rates, the majority of these certificates are projected to re-price downward to the extent they remain with the Bank at maturity and are renewed at the same original term to maturity.  Of the $210.9 million of FHLB borrowings at June 30, 2012, all have fixed interest rates with $200.0 million maturing during fiscal 2018, but callable on a quarterly basis prior to maturity.  Given current market interest rates, the call options are not currently expected to be exercised by the FHLB.  The remaining $10.9 million of FHLB borrowings comprise three fixed rate advances; two $5.0 million advances maturing in 2013 and 2015 and one $1.0 million amortizing advance maturing in 2021.

With respect to the maturity and re-pricing of the Company’s interest-earning assets, at June 30, 2012, $52.6 million, or 4.1% of our total loans will reach their contractual maturity dates within one year with the remaining $1.23 billion, or 95.9% of total loans having remaining terms to contractual maturity in excess of one year.  Of loans maturing after one year, $967.1 million or 78.4% had fixed rates of interest while the remaining $266.1 million or 21.6% had adjustable rates of interest.

Regarding investment securities, at June 30, 2012, $2.3 million or 0.2% of our securities will reach their contractual maturity dates within one year with the remaining $1.28 billion, or 99.8% of total securities, having remaining terms to contractual maturity in excess of one year.  Of the latter category, $1.16 billion comprising 90.5% of our total securities had fixed rates of interest while the remaining $119.1 million comprising 9.3% of our total securities had adjustable or floating rates of interest.

At June 30, 2012, mortgage-related assets, including mortgage loans and mortgage-backed securities, total $2.4 billion and comprise 89.0% of total earning assets.  In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets.  In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them.  In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans.  By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates.

These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

The Company generally retained its liability sensitivity during the first nine months of fiscal 2012 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, changed modestly during the year.  Specifically, the Company’s cumulative one-year gap percentage changed from -2.08% at June 30, 2011 to +1.87% at June 30, 2012 while the Company’s cumulative three-year gap percentage changed from +3.34% to +7.70% over those same comparative periods.  The changes in gap noted indicate a modest increase in the proportion of earning assets repricing within the timeframes noted in relation to costing liabilities repricing within those same timeframes.

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

The upward trend in shorter term interest rates was reversed in September 2007 as the Federal Reserve began to lower the target rate for federal funds in reaction to the threat of a looming recession triggered by growing volatility and instability in the housing and credit markets.  The effects of those isolated crises rapidly grew to threaten the viability of the domestic and international financial markets as a whole.  In reaction to that larger threat, the Federal Reserve reduced the target federal funds rate by a total of over 500 basis points from 5.25% at June 2007 to a range between 0.00% and 0.25% which have remained in effect through fiscal 2012.

For the four year period ended June 30, 2011, federal funds rate and other shorter term market interest rates decreased by a far greater degree than longer term market interest rates.  For example, the market yield on the one-year U.S. Treasury bill decreased 382 basis points from 4.01% at June 30, 2007 to 0.19% at June 30, 2011.  By comparison, the market yield on the 10-year U.S. Treasury note decreased by only 185 basis points from 5.03% to 3.18% over those same time periods.  The steepening yield curve during that four year period had a beneficial impact on the Company’s net interest spread which increased 86 basis points from 1.70% for the year ended June 30, 2007 to 2.56% for the year ended June 30, 2011.

During fiscal 2012, short term interest rates generally remained stable at their historical lows with the yield on the one year U.S. Treasury bill measuring 0.21% and 0.19%, respectively, at June 30, 2012 and June 30, 2011.  However, over that same period, the market yield on the 10-year U.S. Treasury note decreased by 151 basis points from 3.18% to 1.67%.  The significant flattening of the yield curve during that period contributed significantly to the decline in the Company’s net interest spread which decreased to 2.46% for the year ended June 30, 2012 compared to 2.56% for the prior year ended June 30, 2011.

As noted earlier, the Company is pursuing various strategies to mitigate the adverse effects of the flattening yield curve on its net interest spread and margin.  Such strategies include deploying excess liquidity in higher yielding interest-earning assets, such as commercial loans and investment securities, while continuing to lower its cost of interest-bearing liabilities by reducing deposit offering rates.  However, the risk of additional net interest rate spread and margin compression is significant as the yield on Company’s interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates during fiscal 2012 compared to the lesser concurrent reductions in shorter term market interest rates that affect its cost of interest-bearing liabilities.  In particular, the Company’s ability to further reduce the cost of its interest-bearing deposits is increasingly limited based on most deposit offering rates already falling below 1.00% at June 30, 2012.  Moreover, the Company’s liability sensitivity may adversely effect net income in the future when market interest rates ultimately increase from their historical lows and its cost of interest-bearing liabilities may rise faster than its yield on interest-earning assets.

The Board of Directors has established an Interest Rate Risk Management Committee, currently comprised of Directors Hopkins, Regan, Aanensen, Mazza and Leopold Montanaro, with our Chief Operating Officer, Chief Financial Officer, Chief Investment Officer and Chief Risk Officer participating as management’s liaison to the committee. The committee meets quarterly to address management of our assets and liabilities, including review of our short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and re-pricing frequencies of loans and securities; and a variety of other asset and liability management topics.  The results of the committee’s quarterly review are reported to the full Board, which adjusts the investment policy and strategies, as it considers necessary and appropriate.

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

As illustrated in the tables below, the Company’s NPV would be negatively impacted by an increase in interest rates.  This result is expected given the Company’s liability sensitivity noted earlier.  Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of the Bank’s interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Company’s assets compared to the beneficial impact arising from the reduced present value of its liabilities.  Hence, the Company’s NPV and NPV ratio decline in the increasing interest rate scenarios.  Historically low interest rates at June 30, 2012 preclude the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the Bank’s internal NPV analysis as of June 30, 2012 and June 30, 2011, respectively.

	At June 30, 2012
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	241,451	-177,339	-42%	9.30%	-523 bps
+200 bps	324,768	-94,022	-22%	11.99%	-254 bps
+100 bps	387,699	-31,091	-7%	13.80%	-72 bps
0 bps	418,790	-	-	14.53%	-

	At June 30, 2011
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	246,546	-147,422	-37%	9.60%	-429 bps
+200 bps	308,629	-85,339	-22%	11.59%	-230 bps
+100 bps	361,606	-32,362	-8%	13.10%	-79 bps
0 bps	393,968	-	-	13.89%	-

(1)	The -100 bps, -200 bps and -300 bps scenarios aare not shown due to the low prevailing interest rate environment.

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points.  Based upon the tables above, the Company’s sensitivity measure increased by 24 basis points from -230 basis points at June 30, 2011 to -254 basis points at June 30, 2012 which indicates a modest increase in the Bank’s sensitivity to movements in interest rates from period to period.

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

A significant contributor to the increase in the Company’s sensitivity measure during fiscal 2012 was the decrease in its balance of short-term liquid assets in relation to other interest-earning assets.  As discussed earlier, cash and cash equivalents decreased $67.0 million to $155.6 million at June 30, 2012 from $222.6 million at June 30, 2011.  As discussed earlier, management had previously determined that the opportunity cost to earnings of maintaining a growing level of short-term liquid assets to fund potential loan growth outweighed the related benefits.  Consequently, a significant portion of the

Company’s excess liquidity continued to be deployed into comparatively higher yielding investments during fiscal 2012 contributing to the reported increase in the sensitivity of NPV to movements in interest rates.

In addition to the overall decrease in short-term liquid assets, the change in the Company’s interest rate sensitivity also reflected other less noteworthy changes in the composition and allocation of the Company’s balance sheet from June 30, 2011 to June 30, 2012 as well as updates to modeling assumptions relating to mortgage loan and mortgage-backed security prepayment speeds and core deposit decay rates.

Because the Company’s sensitivity measure and NPV ratio in the +200 bps scenario were within the applicable thresholds originally established by its prior regulator, the Company’s “TB 13a Level of Risk” was internally rated as “Minimal” based upon the results of its interest rate risk analysis as of June 30, 2012 and June 30, 2011.  TB-13a was the OTS’s primary regulatory guidance concerning the management of interest rate risk.

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

At June 30, 2012
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$69,856	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	68,855	-1,001	-1.43
Immediate and permanent	Parallel	Static	+200 bps	One Year	66,686	-3,169	-4.54
Immediate and permanent	Parallel	Static	+300 bps	One Year	62,710	-7,146	-10.23

At June 30, 2011
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$71,589	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	70,361	-1,228	-1.71
Immediate and permanent	Parallel	Static	+200 bps	One Year	68,133	-3,456	-4.83
Immediate and permanent	Parallel	Static	+300 bps	One Year	62,925	-8,664	-12.10

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Information Regarding Directors and Executive Officers” and “Operation of the Board of Directors” in the Registrant’s definitive proxy statement for the Registrant’s 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.

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

(d)
Securities Authorized for Issuance Under Equity Compensation Plans.  Set forth below is information as of June 30, 2012 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2005 Stock Compensation and Incentive Plan (1)	3,192,740	$12.27	386,356
Equity compensation plans not approved by stockholders:
None.	N/A	N/A	N/A

Total	3,192,740	$12.27	386,356

(1)
The number of securities reported in column (A) includes 3,140,740 vested options and 52,000 non-vested options outstanding as of June 30, 2012.  In addition to these options, restricted stock awards of 66,000 shares were also non-vested as of June 30, 2012.  The non-vested options and restricted stock awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter.  As of June 30, 2012, there were 73,459 restricted shares and 312,897 options remaining available for award under the approved equity compensation plans and are reported under column (C) as securities remaining available for future issuance under such plans.

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

(3)           The following exhibits are filed as part of this report:

3.1	Charter of Kearny Financial Corp.*
3.2	Bylaws of Kearny Financial Corp. **
4	Stock Certificate of Kearny Financial Corp*
10.1	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler**†
10.2	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones**†
10.3	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood**†
10.4	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi**†
10.5	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce**†
10.6	Employment Agreement between Kearny Federal Savings Bank and Craig Montanaro†
10.7	Directors Consultation and Retirement Plan*†
10.8	Benefit Equalization Plan*†
10.9	Benefit Equalization Plan for Employee Stock Ownership Plan*†
10.10	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan ***†
10.11	Kearny Federal Savings Bank Director Life Insurance Agreement****†
10.12	Kearny Federal Savings Bank Executive Life Insurance Agreement****†
10.13	Kearny Financial Corp. Directors Incentive Compensation Plan*****†
10.14	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer******†
11	Statement regarding computation of earnings per share

21	Subsidiaries of the Registrant
23           Consent of ParenteBeard LLC
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification
101	Interactive Data Files‡
__________
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
‡	To be filed by amendment as permitted by Rule 405(a)(2)(iv) of Regulation S-T.
*	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
**	Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008 (File No. 000-51093)
***	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204)
****	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on August 18, 2005. (File No. 000-51093).
*****	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on December 9, 2005. (File No. 000-51093).
******	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2011. (File No. 000-51093).

September 13, 2012

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of June 30, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2012, a copy of which is included in this annual report.

/s/ Craig L. Montanaro	/s/ Eric B. Heyer
Craig L. Montanaro	Eric B. Heyer
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

    To the Board of Directors and Stockholders of Kearny Financial Corp.

We have audited Kearny Financial Corp.’s (the “Company”) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders' equity, and cash flows of the Company, and our report dated September 13, 2012 expressed an unqualified opinion thereon.

/ s / ParenteBeard LLC

Clark, New Jersey
September 13, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Kearny Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries (collectively the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2012.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2012 and 2011, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2012, expressed an unqualified opinion thereon.

/ s / ParenteBeard LLC

Clark, New Jersey
September 13, 2012

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30,
	2012	2011
Assets	(In Thousands, Except Share and Per Share Data)

Cash and amounts due from depository institutions	$38,028	$47,332
Interest-bearing deposits in other banks	117,556	175,248

Cash and Cash Equivalents	155,584	222,580

Securities available for sale (amortized cost; 2012 $14,613; 2011 $46,145)	12,602	44,673
Securities held to maturity (estimated fair value; 2012 $34,838; 2011 $107,052)	34,662	106,467
Loans receivable, including net yield adjustments 2012 $1,654; 2011 $1,021	1,284,236	1,268,351
Less allowance for loan losses	(10,117)	(11,767)

Net Loans Receivable	1,274,119	1,256,584

Mortgage-backed securities available for sale (amortized cost; 2012 $1,188,373; 2011 $1,032,407)	1,230,104	1,060,247
Mortgage-backed securities held to maturity (estimated fair value; 2012 $1,159; 2011 $1,416)	1,090	1,345
Premises and equipment	38,677	39,556
Federal Home Loan Bank of New York stock	14,142	13,560
Interest receivable	8,395	9,740
Goodwill	108,591	108,591
Bank owned life insurance	48,615	24,470
Other assets	10,425	16,323

Total Assets	$2,937,006	$2,904,136
Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$165,118	$143,087
Interest-bearing	2,006,679	2,006,266

Total Deposits	2,171,797	2,149,353

Borrowings	249,777	247,642
Advance payments by borrowers for taxes	5,974	5,794
Deferred income tax liabilities, net	7,276	1,669
Other liabilities	10,565	11,804

Total Liabilities	2,445,389	2,416,262

Stockholders’ Equity
Preferred stock, $0.10 par value; 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.10 par value; 75,000,000 shares authorized; 72,737,500 shares issued; 2012 66,936,040 outstanding; 2011 67,851,077 outstanding	7,274	7,274
Paid-in capital	215,539	215,258
Retained earnings	319,661	317,354
Unearned Employee Stock Ownership Plan shares; 2012 678,878; 2011 824,352 shares	(6,789)	(8,244)
Treasury stock, at cost; 2012 5,801,460; 2011 4,886,423 shares	(67,664)	(59,200)
Accumulated other comprehensive income	23,596	15,432

Total Stockholders’ Equity	491,617	487,874

Total Liabilities and Stockholders’ Equity	$2,937,006	$2,904,136

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Income
	Years Ended June 30,
	2012	2011	2010
	(In Thousands, Except Per Share Data)
Interest Income
Loans	$63,960	$63,553	$58,129
Mortgage-backed securities	32,435	29,972	30,450
Securities:
Taxable	1,319	4,892	3,070
Tax-exempt	70	1,050	631
Other interest-earning assets	765	909	828
Total Interest Income	98,549	100,376	93,108

Interest Expense
Deposits	20,272	23,913	28,089
Borrowings	8,097	8,303	8,232
Total Interest Expense	28,369	32,216	36,321

Net Interest Income	70,180	68,160	56,787

Provision for Loan Losses	5,750	4,628	2,616

Net Interest Income after Provision for Loan Losses	64,430	63,532	54,171

Non-Interest Income
Fees and service charges	2,435	2,027	1,422
Gain on sale of securities	47	749	509
Other-than-temporary security impairment:
Total	-	-	(446)
Less: Portion recognized in other comprehensive income	-	-	240
Portion recognized in earnings	-	-	(206)
Gain on sale of loans	661	539	-
Loss on sale and write down of real estate owned	(3,330)	(81)	(12)
Income from bank owned life insurance	748	708	566
Electronic banking fees and charges	957	724	406
Miscellaneous	627	181	19
Total Non-Interest Income	2,145	4,847	2,704

Non-Interest Expenses
Salaries and employee benefits	33,688	31,105	26,936
Net occupancy expense of premises	6,528	5,527	4,172
Equipment and systems	7,190	6,053	4,429
Advertising	1,100	1,016	907
Federal deposit insurance premium	2,082	2,307	1,307
Directors’ compensation	678	1,153	2,213
Merger-related expenses	-	3,474	373
Miscellaneous	7,455	5,607	4,763
Total Non-Interest Expenses	58,721	56,242	45,100

Income before Income Taxes	7,854	12,137	11,775

Income Taxes	2,776	4,286	4,963

Net Income	$5,078	$7,851	$6,812

Net Income per Common Share (EPS)
Basic and Diluted	$0.08	$0.12	$0.10

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	66,495	67,118	67,920

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended June 30, 2012, 2011 and 2010

							Accumulated
	Common Stock				Unearned		Other
	Shares		Paid-in	Retained	ESOP	Treasury	Comprehensive
	Outstanding	Amount	Capital	Earnings	Shares	Stock	Income	Total
	(In Thousands)

Balance – June 30, 2009	69,242	$7,274	$208,577	$309,687	$(11,153)	$(45,985)	$8,320	$476,720
Comprehensive income:
Net income	-	-	-	6,812	-	-	-	6,812
Realized gain on securities available for sale, net of income tax of $634	-	-	-	-	-	-	(911)	(911)
Unrealized gain on securities available for sale, net of deferred income tax of $6,171	-	-	-	-	-	-	8,925	8,925
Non-credit related other-than-temporary impairment on securities held to maturity sold, net of deferred income tax of $228	-	-	-	-	-	-	326	326
Benefit plan, net of deferred income tax of $36	-	-	-	-	-	-	55	55
Total comprehensive income								15,207
ESOP shares committed to be released (145 shares)	-	-	30	-	1,455	-	-	1,485
Dividends contributed for payment of ESOP loan	-	-	107	-	-	-	-	107
Stock option expense	-	-	1,907	-	-	-	-	1,907
Treasury stock purchases	(898)	-	-	-	-	(8,753)	-	(8,753)
Restricted stock plan shares earned (251 shares)	-	-	3,084	-	-	-	-	3,084
Tax effect from stock-based compensation	-	-	(176)	-	-	-	-	(176)
Cash dividends declared ($0.20/public share)	-	-	-	(3,355)	-	-	-	(3,355)
Cash dividend to Kearny MHC	-	-	-	(300)	-	-	-	(300)

Balance – June 30, 2010	68,344	$7,274	$213,529	$312,844	$(9,698)	$(54,738)	$16,715	$485,926

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended June 30, 2012, 2011 and 2010

							Accumulated
	Common Stock				Unearned		Other
	Shares		Paid-in	Retained	ESOP	Treasury	Comprehensive
	Outstanding	Amount	Capital	Earnings	Shares	Stock	Income	Total
	(In Thousands)

Balance – June 30, 2010	68,344	$7,274	$213,529	$312,844	$(9,698)	$(54,738)	$16,715	$485,926
Comprehensive income:
Net income	-	-	-	7,851	-	-	-	7,851
Realized gain on securities available for sale, net of income tax of $319	-	-	-	-	-	-	(458)	(458)
Unrealized loss on securities available for sale, net of deferred income tax of $593	-	-	-	-	-	-	(840)	(840)
Benefit plan, net of deferred income tax of $12	-	-	-	-	-	-	15	15

Total comprehensive income								6,568
ESOP shares committed to be released (145 shares)	-	-	(131)	-	1,454	-	-	1,323
Dividends contributed for payment of ESOP loan	-	-	141	-	-	-	-	141
Stock option expense	-	-	719	-	-	-	-	719
Treasury stock purchases	(493)	-	-	-	-	(4,462)	-	(4,462)
Restricted stock plan shares earned (115 shares)	-	-	1,240	-	-	-	-	1,240
Tax effect from stock-based compensation	-	-	(240)	(124)	-	-	-	(364)
Cash dividends declared ($0.20/public share)	-	-	-	(3,217)	-	-	-	(3,217)

Balance – June 30, 2011	67,851	$7,274	$215,258	$317,354	$(8,244)	$(59,200)	$15,432	$487,874

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended June 30, 2012, 2011 and 2010

							Accumulated
	Common Stock				Unearned		Other
	Shares		Paid-in	Retained	ESOP	Treasury	Comprehensive
	Outstanding	Amount	Capital	Earnings	Shares	Stock	Income	Total
	(In Thousands)

Balance – June 30, 2011	67,851	$7,274	$215,258	$317,354	$(8,244)	$(59,200)	$15,432	$487,874
Comprehensive income:
Net income	-	-	-	5,078	-	-	-	5,078
Realized gain on securities available for sale, net of income tax of $22	-	-	-	-	-	-	(31)	(31)
Unrealized gain on securities available for sale, net of deferred income tax of $5,401	-	-	-	-	-	-	8,004	8,004
Benefit plan, net of deferred income tax of $132	-	-	-	-	-	-	191	191
Total comprehensive income								13,242
ESOP shares committed to be released (145 shares)	-	-	(88)	-	1,455	-	-	1,367
Dividends contributed for payment of ESOP loan	-	-	160	-	-	-	-	160
Stock option expense	-	-	41	-	-	-	-	41
Treasury stock purchases	(915)	-	-	-	-	(8,464)	-	(8,464)
Restricted stock plan shares earned (16 shares)	-	-	168	-	-	-	-	168
Cash dividends declared ($0.15/public share)	-	-	-	(2,321)	-	-	-	(2,321)
Cash dividends paid to Kearny MHC	-	-	-	(450)	-	-	-	(450)

Balance – June 30, 2012	66,936	$7,274	$215,539	$319,661	$(6,789)	$(67,664)	$23,596	$491,617

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2012	2011	2010
	(In Thousands)

Cash Flows from Operating Activities
Net income	$5,078	$7,851	$6,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,665	2,214	1,745
Net amortization of premiums, discounts and loan fees and costs	8,881	3,069	952
Deferred income taxes	96	1,245	(15)
Amortization of intangible assets	155	96	22
Amortization of benefit plans’ unrecognized net loss	40	68	143
Provision for loan losses	5,750	4,628	2,616
Realized gain on sale of securities available for sale	(53)	(777)	(1,545)
Realized loss on sale of mortgage-backed securities held to maturity	6	28	1,036
Realized gain on sale of loans	(661)	(539)	-
Proceeds from sale of loans	7,123	8,169	-
Loss on other-than-temporary impairment of securities	-	-	206
Realized loss on disposition of premises and equipment	8	-	13
Increase in cash surrender value of bank owned life insurance	(748)	(708)	(566)
ESOP, stock option plan and restricted stock plan expenses	1,576	3,282	6,476
Loss (gain) on sale and write down of real estate owned	3,330	81	(8)
Decrease (increase) in interest receivable	1,345	685	(101)
Decrease (increase) in other assets	2,655	1,513	(4,021)
(Decrease) increase in interest payable	(46)	(223)	13
Increase(decrease) in other liabilities	157	(1,893)	(1,059)

Net Cash Provided by Operating Activities	$37,357	$28,789	$12,719

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2012	2011	2010
	(In Thousands)

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$-	$26,459	$-
Proceeds from calls and maturities of securities available for sale	30,598	54,891	-
Proceeds from repayments of securities available for sale	838	1,193	699
Purchases of securities held to maturity	(2,236)	(68,873)	(265,000)
Proceeds from calls and maturities of securities held to maturity	73,019	248,362	10,000
Proceeds from repayments of securities held to maturity	966	670	-
Purchases of loans	(80,014)	(4,366)	(31,216)
Net decrease in loans receivable	48,566	81,856	62,091
Proceeds from sale of real estate owned	2,142	690	495
Proceeds from insurance claim on real estate owned	-	82	-
Purchases of mortgage-backed securities available for sale	(523,211)	(539,201)	(224,643)
Principal repayments on mortgage-backed securities available for sale	305,665	210,287	182,836
Proceeds from sale of mortgage-backed securities available for sale	51,306	-	34,215
Principal repayments on mortgage-backed securities held to maturity	228	315	932
Proceeds from sale of mortgage-backed securities held to maturity	32	34	1,124
Additions to premises and equipment	(1,797)	(1,661)	(1,258)
Proceeds from cash settlement on premises and equipment	3	31	6
Purchase of bank owned life insurance	(23,397)	-	(3,000)
Purchases of FHLB stock	(5,760)	(2,250)	-
Redemptions of FHLB stock	5,178	2,752	83
Cash paid in merger, net of cash acquired	-	(24,529)	-

Net Cash Used in Investing Activities	(117,874)	(13,258)	(232,636)

Cash Flows from Financing Activities
Net increase in deposits	22,978	49,952	202,344
Repayment of long-term FHLB advances	(80)	(10,046)	-
Increase (decrease) in short-term borrowings	2,364	(1,301)	-
Repayment of subordinated debentures	-	(5,155)	-
Increase (decrease) in advance payments by borrowers for taxes	180	95	(15)
Dividends paid to stockholders of Kearny Financial Corp.	(3,617)	(3,233)	(3,693)
Purchase of common stock of Kearny Financial Corp. for treasury	(8,464)	(4,462)	(8,753)
Dividends contributed for payment of ESOP loan	160	141	107
Tax expense from stock based compensation	-	(364)	(176)

Net Cash Provided by Financing Activities	13,521	25,627	189,814

Net (Decrease) Increase in Cash and Cash Equivalents	(66,996)	41,158	(30,103)

Cash and Cash Equivalents - Beginning	222,580	181,422	211,525

Cash and Cash Equivalents - Ending	$155,584	$222,580	$181,422

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2012	2011	2010
	(In Thousands)

Supplemental Disclosures of Cash Flows Information
Cash paid during the year for:
Income taxes, net of refunds	$1,836	$3,603	$4,606

Interest	$28,415	$32,439	$36,308

Non-cash investing activities:
Real estate owned acquired in settlement of loans	$1,786	$7,046	$543
Fair vale of assets acquired, net of cash and cash equivalents acquired	$-	$559,316	$-
Fair value of liabilities assumed	$-	$534,787	$-

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

Business of the Company and Subsidiaries

The Company’s primary business is the ownership and operation of the Bank.  The Bank is principally engaged in the business of attracting deposits from the general public at its 41 locations in New Jersey and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities.  Loans originated or purchased by the Bank generally include loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers.  The investment securities purchased by the Bank generally include U.S. agency mortgage-backed securities, U.S. government and agency debentures and bank-qualified municipal obligations.  The Bank maintains a small balance of single issuer trust preferred securities and non-agency mortgage-backed securities which were acquired through the Company’s purchase of other institutions and does not actively purchase such securities.

The Company’s other subsidiary, Kearny Financial Securities, Inc., was organized in April 2005 under Delaware law as a Delaware Investment Company primarily to hold investment and mortgage-backed securities.  Kearny Financial Securities, Inc. was dissolved during the year ended June 30, 2012 and was considered inactive during the three-year period then ended.

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

KFS Investment Corp. was organized in October 2007 under New Jersey law as a New Jersey Investment Company.  At June 30, 2012 and during the three-year period then ended, KFS Investment Corp. was considered inactive.

CJB Investment Corp. and its wholly-owned subsidiary, Central Delaware Investment Corp. were acquired by the Bank through the Company’s acquisition of Central Jersey Bancorp in November 2010.  CJB Investment Corp was organized under New Jersey law as a  New Jersey Investment Company while Central Delaware Investment Corp. was organized as an investment company organized and operated under Delaware state law. Central Delaware Investment Corp. was dissolved during the year ended June 30, 2012 with its assets acquired and liabilities assumed by its parent, CJB Investment Corp.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

The Company accounts for other-than-temporary impairments based upon several considerations.  First, other-than-temporary impairments on securities that the Company has decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of their fair value to a level equal to or exceeding their amortized cost, are recognized in earnings.  If neither of these conditions regarding the likelihood of the securities’ sale are applicable, then, for debt securities, the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components.  A credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on a debt security fall below its amortized cost.  The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related.  The Company recognizes credit-related, other-than-temporary impairments in earnings.  However, noncredit-related, other-than-temporary impairments on debt securities are recognized in OCI.

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

Concentration of Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist of cash and cash equivalents, loans receivable and mortgage-backed securities.  Cash and cash equivalents include deposits placed in other financial institutions.  At June 30, 2012, the Company had cash and cash equivalents of $155.6 million comprising funds on deposit at other institutions totaling $147.0 million and other cash-related items, consisting primarily of vault cash, totaling $8.6 million.  Cash and equivalents on deposit at other institutions at June 30, 2012 comprised of $109.8 million held by the Federal Home Loan Bank (“the FHLB”) of New York,  $4.9 million held by the Federal Reserve (“FRB”) and a total of $32.3 million held at three U.S. domestic money center banks representing funds on deposit totaling $29.2 million, $1.8 million and $1.3 million, respectively, at June 30, 2012.

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

Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan for financial statement purposes.  When a loan is returned to accrual status, any accumulated interest payments previously applied to the carrying value of the loan during its nonaccrual period are recognized as interest income as an adjustment to the loan’s yield over its remaining term.

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

During the year ended June 30, 2012, the Bank modified its loan classification and charge off practices to more closely align them to those of other institutions regulated by the Office of the Comptroller of the Currency (“OCC”).  The OCC succeeded the Office of Thrift Supervision (“OTS”) as the Bank’s primary regulator effective July 21, 2011.  The classification of loan impairment as “Loss” is now based upon a confirmed expectation for loss, rather than simply equating impairment with a “Loss” classification by default.  For loans primarily secured by real estate, the expectation for loss is generally confirmed when: (a) impairment is identified on a loan individually evaluated in the manner described below and, (b) the loan is presumed to be collateral-dependent such that the source of loan repayment is expected to arise solely from sale of the collateral securing the applicable loan.  Impairment identified on non-collateral-dependent loans may or may not be eligible for a “Loss” classification depending upon the other salient facts and circumstances that effect the manner and likelihood of loan repayment. However, loan impairment that is classified as “Loss” is now charged off against the ALLL concurrent with that classification rather than deferring the charge off of confirmed expected losses until they are “realized”.

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

By contrast, the timing of charges offs regarding the impairment associated with secured loans has historically been far more variable.  The Company’s secured loans, comprising a large majority of its loan total portfolio, consist primarily of residential and nonresidential mortgage loans and commercial/business loans secured by properties located in New Jersey where the foreclosure process currently takes 24-36 months to complete.  Prior to fiscal 2012, charge offs of the impairment identified on loans secured by real estate were generally recognized upon completion of foreclosure at which time: (a) the property was brought into real estate owned at its fair value, less estimated selling costs, (b) any portion of the loan’s carrying value in excess of that amount was charged off against the ALLL, and (c) the historical loss factors used in the Company’s ALLL calculations were updated to reflect the actual realized loss.  Accordingly, the historical loss factors used in the Company’s allowance for loan loss calculations during prior periods did not reflect the probable losses on impaired loans until such time that the losses were realized as charge offs.

As a result of the noted changes to the Company’s loan classification and charge off practices during fiscal 2012, the charge off of impairments relating to secured loans are now generally recognized upon the confirmation of an expected loss rather than deferring the charge off of loan impairments until such losses are realized.

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

Regardless, the recognition of charge offs based upon confirmed expected losses rather than realized losses has generally accelerated the timing of their recognition compared to prior years.  Toward that end, the adoption of this change to the Company’s ALLL methodology during fiscal 2012 resulted in the charge off of approximately $4.2 million of confirmed expected losses for which valuation allowances had been established for previously identified impairments.  The historical loss factors used in the Company’s allowance for loan loss calculations were updated to reflect these charge offs and have continued to reflect the charge off of confirmed expected losses since that time.

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

During prior years, the aggregate outstanding principal balance of the non-impaired loans within each loan category was simply multiplied by the applicable environmental loss factor, as described above, to estimate the level of probable losses based upon the qualitative risk criteria.  To more closely align its ALLL calculation methodology to that of other institutions regulated by the OCC , the Company modified its ALLL calculation methodology to explicitly incorporate its existing credit-rating classification system into the calculation of environmental loss factors by loan type.  Toward that end, the Company implemented the use of risk-rating classification “weights” into its calculation of environmental loss factors during fiscal 2012.

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

Troubled Debt Restructurings

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets principally represent the excess cost over the fair value of the net assets of the institutions acquired in purchase transactions.  Goodwill is evaluated annually by reporting unit and an impairment loss recorded if indicated.  The impairment test is performed in two phases.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed.  That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  No impairment charges were required to be recorded in the years ended June 30, 2012, 2011 or 2010.  If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined.  The balance of other intangible assets at June 30, 2012 totaled $652,000 representing the remaining unamortized balance of the original core deposit intangible ascribed to the value of deposits acquired by the Bank through the Company’s acquisition of Central Jersey Bancorp in November 2010.

Bank Owned Life Insurance

Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value.  The change in the net asset value is recorded as a component of non-interest income.  Effective July 1, 2008, the Company adopted revised accounting guidance concerning accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements.    The Company recognized the cumulative effect of adopting the consensus by recording a deferred liability of approximately $480,000, representing the estimated cost of postretirement life insurance benefits accruing to applicable employees and directors covered by an endorsement split-dollar life insurance arrangement, offset by an equivalent adjustment to retained earnings.  The Company recorded additional expense of approximately $25,000, $37,000 and $39,000 for the years ended June 30, 2012, 2011 and 2010, respectively, attributable to the increase in the deferred liability.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Servicing

Loan servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets.  Under the applicable accounting guidance regarding servicing assets and liabilities, servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures each class of servicing asset using either the fair value or the amortization method. The Company has elected to initially and subsequently measure the loan servicing rights for U.S. Small Business Administration (“SBA”) loans using the amortization method.  Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.  The Company originates SBA loans and typically sells the U.S. Government guaranteed portion of the outstanding loan balance to investors, with servicing retained.  Servicing rights fees, which are usually based on a percentage of the outstanding principal balance of the loan, are recorded for servicing functions. These servicing rights are recorded as other assets in the consolidated statements of financial condition.  As of June 30, 2012, the balance of the Company’s loan servicing assets totaled approximately $446,000.

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

The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of June 30, 2012.  Therefore, the Company has no unrecognized income tax benefits at June 30, 2012.  Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income.  The Company recognized no interest and penalties during the years ended June 30, 2012, 2011 and 2010, respectively.  The tax years subject to examination by the taxing authorities are the years ended June 30, 2011, 2010 and 2009.

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

Reclassification

Certain amounts as of and for the years ended June 30, 2011 and 2010 have been reclassified to conform to the current year’s presentation.  These changes had no effect on the Company’s results of operations.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of condition date of June 30, 2012, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Acquisition of Central Jersey Bancorp (continued)

The Company accounted for the transaction using applicable accounting guidance regarding business combinations resulting in the recognition of pre-tax merger-related expenses totaling $3.5 million and $373,000 during the years ended June 30, 2011 and 2010, respectively.  The Company recognized no merger-related expenses during the year ended June 30, 2012.  Additionally, the Company recorded the assets acquired and liabilities assumed through the merger at fair value as summarized in the following table (in thousands).

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

The amount reported above for goodwill includes a net increase of $48,000 recorded during the quarter ended June 30, 2011.  The net adjustment reflects increases to goodwill resulting from a $819,000 reduction in net deferred income tax assets acquired and a $203,000 increase in accrued expenses reflected in the fair value of other liabilities assumed.  These adjustments to goodwill were partially offset by a net increase of $71,000 in the fair value of other assets acquired resulting from the recognition of $155,000 in miscellaneous receivables that was partially offset by an $84,000 reduction in the value of the loan servicing asset acquired.  Finally, the change in goodwill during the quarter ended June 30, 2011 also reflected the recognition of a core deposit intangible totaling $903,000, as discussed below.  While adjustments to goodwill are generally allowed for a period of up to one year following the acquisition date, no additional adjustments to goodwill were recorded during the fiscal year ended June 30, 2012.  None of the goodwill is deductible for income tax purposes.

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

At June 30, 2012, the remaining outstanding principal balance and carrying amount of the loans acquired from Central Jersey totaled approximately $263,436,000 and $258,810,000, respectively, while those same balances at June 30, 2011 totaled approximately $318,753,000 and $314,905,000, respectively.

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

At June 30, 2012, the remaining outstanding principal balance and carrying amount of the credit-impaired loans acquired from Central Jersey totaled approximately $12,586,000 and $8,439,000, respectively.  At June 30, 2011, those same balances totaled approximately $14,379,000 and $10,636,000, respectively.

At June 30, 2012, the carrying amount of credit-impaired loans acquired from Central Jersey for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $2,967,000 while the carrying amount of such loans totaled $3,601,000 at June 30, 2011 and $5,035,000 upon acquisition.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Acquisition of Central Jersey Bancorp (continued)

The balance of the allowance for loan losses at June 30, 2012 included approximately $59,000 of valuation allowances for specifically identified impairments attributable to two credit-impaired loans acquired from Central Jersey.  The total amount of the impairment on the applicable loans totaled $40,000 at June 30, 2011.  The net increase in the valuation allowance was recorded through the provision for loan losses in recognition of the additional impairment recognized on the applicable loans subsequent to their acquisition.

The following table presents the changes in the accretable yield relating to the impaired loans acquired from Central Jersey for the years ended June 30, 2012 and 2011.

	Year Ended June 30, 2012 (in thousands)	Year Ended June 30, 2011 (in thousands)
Beginning balance	$1,718	$-
Additions resulting from acquisition	-	2,105
Accretion to interest income	(360)	(382)
Disposals	-	(5)
Reclassifications from/(to) nonaccretable difference	103	-
Ending balance	$1,461	$1,718

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

The fair value of savings and transaction deposit accounts acquired from Central Jersey was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  The fair valuation of these deposits included a core deposit analysis which considered several factors in estimating the value of the intangible associated with such accounts.  Such factors included an assumption for an initial run off rate of five percent coupled with an annual attrition rate thereafter based upon the weighted average age of the products by deposit category.  Other factors considered included assumptions for the ongoing non-interest income and non-interest expenses relating to the applicable accounts which were based upon historical information.  Based upon these factors, the Company projected cash flows which were present valued using applicable market interest rates for discounting.  These cash flows were then compared to those applicable to alternative funding sources assumed to be borrowings from the Federal Home Loan Bank of New York.  Based upon this analysis, a core deposit intangible totaling approximately $903,000 or 0.28% of applicable core deposit balances at acquisition was ascribed to the value of non-maturity deposits.

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

The amounts of revenue, expense and net income attributable to Central Jersey since the acquisition date included in the consolidated statement of operations for the year ended June 30, 2012 and 2011 are not separately disclosed.  The Companies’ financial records have been integrated in a manner that does not allow for the accurate or efficient bifurcation of the Company’s ongoing statement of operations between the components attributable to Central Jersey and those attributable to the remainder of the Company.

Note 3 – Recent Accounting Pronouncements

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Recent Accounting Pronouncements (continued)

In June 2011, the FASB issued Accounting Standards Update 2011-05 which amends FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years, and interim periods within those years, beginning after December 31, 2011 for public entities. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and Other.  This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan. This update creates additional disclosures for employers participating in multiemployer pension plans to provide clarity with regard to the employer’s involvement in the plan, as well as the financial health of the plan itself. Participating employers will now be required to disclose plan names, contribution amounts, funded status, minimum contribution requirements, and other relevant plan information for all years presented on the statement of income. The ASU does not amend the accounting requirements for such contributions and liabilities, and as such will only impact the level of disclosure made with regard to the plan. For public companies, the amendments of this ASU are effective for annual periods for fiscal years ending after December 15, 2011. Early adoption by both public and nonpublic entities is permitted.  The implementation of the new pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for public companies.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Stock Offering and Stock Repurchase Plans

On June 7, 2004, the Board of Directors of the Company and the Bank adopted a plan of stock issuance pursuant to which the Company subsequently sold common stock representing a minority ownership of the estimated pro forma market value of the Company to eligible depositors of the Bank.  Kearny MHC (the “MHC”) retained 70% of the outstanding common stock, or 50,916,250 shares.  The MHC is a federally-chartered mutual holding company organized on March 30, 2001, and was previously subject to regulation by the Office of Thrift Supervision.  Concurrent with the elimination of the Office of Thrift Supervision on July 21, 2011, the Federal Reserve became the primary regulator of the MHC.  So long as the MHC is in existence, it will continue to own a majority of the outstanding common stock of the Company.

On March 23, 2012, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 802,780 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  Through June 30, 2012 the Company has repurchased a total of 35,800 shares in accordance with this repurchase plan at a total cost of $335,000 and at an average cost per share of $9.35.

During the years ended June 30, 2012, 2011 and 2010, the federally chartered mutual holding company of the Company, Kearny MHC, waived its right, upon non-objection from the Office of Thrift Supervision to receive cash dividends of $7,187,000, $10,183,000 and $9,883,000, respectively, declared by the Company during the year.  The MHC elected to receive $450,000, $-0- and $300,000 of such dividends during the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Securities Available for Sale

Amortized cost, gross unrealized gains and losses and estimated fair value of securities at June 30, 2012 and 2011 and stratification by contractual maturity of securities at June 30, 2012 are presented below:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)

Securities:
Debt securities:
Trust preferred securities	$8,871	$-	$2,158	$6,713
U.S. agency securities	5,742	148	1	5,889

Total securities	14,613	148	2,159	12,602
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	2,493	30	-	2,523
Total collateralized mortgage obligations	2,493	30	-	2,523
Mortgage pass-through securities:
Government National Mortgage Association	10,804	903	17	11,690
Federal Home Loan Mortgage Corporation	447,173	13,357	21	460,509
Federal National Mortgage Association	727,903	27,512	33	755,382

Total mortgage pass-through securities	1,185,880	41,772	71	1,227,581

Total mortgage-backed securities	1,188,373	41,802	71	1,230,104

Total securities available for sale	$1,202,986	$41,950	$2,230	$1,242,706

	At June 30, 2012
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	44	44
Due after ten years	14,569	12,558
	$14,613	$12,602

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

During the years ended June 30, 2012, 2011 and 2010, proceeds from sales of securities available for sale totaled $51.3 million, $26.5 million and $34.2 million and resulted in gross gains of $53,000, $784,000 and $1.5 million and gross losses of $-0-, $7,000 and $-0-, respectively.

At June 30, 2102 and 2011, securities available for sale with carrying value of approximately $292.8 million and $317.8 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  As of those same dates, securities available for sale with carrying value of approximately $7.2 million and $10.6 million, respectively, were pledged to secure public funds on deposit.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Securities Held to Maturity

Amortized cost, gross unrealized gains and losses and estimated fair value of securities at June 30, 2012 and 2011 and stratification by contractual maturity of securities at June 30, 2012 are presented below:

	June 30, 2012
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)

Securities:
Debt securities:
U.S. agency securities	$32,426	$172	$-	$32,598
Obligations of state and political subdivisions	2,236	4	-	2,240

Total securities	34,662	176	-	34,838
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	38	5	-	43
Federal National Mortgage Association	511	62	-	573
Non-agency securities	146	-	13	133
Total collateralized mortgage obligations	695	67	13	749
Mortgage pass-through securities:
Federal Home Loan Mortgage Corporation	120	5	-	125
Federal National Mortgage Association	275	10	-	285

Total mortgage pass-through securities	395	15	-	410

Total mortgage-backed securities	1,090	82	13	1,159

Total securities held to maturity	$35,752	$258	$13	$35,997

	At June 30, 2012
	Amortized Cost	Fair Value
	(In Thousands)

Debt securities held to maturity:
Due in one year or less	$2,236	$2,240
Due after one year through five years	32,426	32,598
Due after five years through ten years	-	-
Due after ten years	-	-
	$34,662	$34,838

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

During the years ended June 30, 2012, 2011 and 2010, proceeds from sales of securities held to maturity totaled $32,000, $34,000 and $1.1 million, respectively, resulting in gross losses of $6,000, $28,000 and $1.0 million, respectively.  The proceeds and losses for each year were fully attributable to the sale of the Company’s non-investment grade, non-agency collateralized mortgage obligations.  These securities were originally acquired as investment grade securities upon the in-kind redemption of the Bank’s interest in the AMF Fund during the first quarter of fiscal 2009.  The ratings of these securities subsequently declined below investment grade with most ultimately being identified as other-than-temporarily impaired resulting in their eligibility for sale from the held-to-maturity portfolio.

At June 30, 2012 and 2011,  held to maturity securities were not utilized as collateral for borrowings nor pledged to secure public funds on deposit.

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Securities available for sale:
June 30, 2012:
Trust preferred securities	$-	$-	$5,713	$2,158	$5,713	$2,158
U.S. agency securities	-	-	116	1	116	1
Mortgage pass-through securities	3,173	13	922	58	4,095	71

Total	$3,173	$13	$6,751	$2,217	$9,924	$2,230

June 30, 2011:
Trust preferred securities	$-	$-	$6,447	$1,416	$6,447	$1,416
U.S. agency securities	3,631	63	2,896	3	6,527	66
Mortgage pass-through securities	85,831	366	1,221	80	87,052	446

Total	$89,462	$429	$10,564	$1,499	$100,026	$1,928

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

The number of available for sale securities with unrealized losses at June 30, 2012 totaled 22 and included four trust preferred securities, one U.S. agency security, and 17 mortgage-backed securities.  The number of available for sale securities with unrealized losses at June 30, 2011 totaled 42 and included four trust preferred securities, six U.S. agency securities, and 32 mortgage-backed securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Securities held to maturity:
June 30, 2012:
Collateralized mortgage obligations	$13	$1	$120	$12	$133	$13

Total	$13	$1	$120	$12	$133	$13

June 30, 2011:
U.S. agency securities	$13,388	$1	$-	$-	$13,388	$1
Collateralized mortgage obligations	-	-	149	17	149	17

Total	$13,388	$1	$149	$17	$13,537	$18

The number of held to maturity securities with unrealized losses at June 30, 2012 totaled ten collateralized mortgage obligations.  The number of held to maturity securities with unrealized losses at June 30, 2011 totaled 13 and included 11 collateralized mortgage obligations and two U.S. agency securities.

Mortgage-backed Securities.

The carrying value of the Company’s mortgage-backed securities totaled $1.23 billion at June 30, 2012 and comprised 96.3% of total investments and 41.9% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored entities such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

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

From fiscal 2010 through fiscal 2012, however, institutional demand for mortgage-backed securities increased reflecting greater stability and liquidity in the financial markets coupled with the intervention of the Federal Reserve as a buyer/holder of such securities.  Moreover, many financial institutions, including the Bank, are experiencing the effect of diminished loan origination volume resulting in increased institutional demand for mortgage-backed securities as investment alternatives to loans with market prices of agency mortgage-backed securities generally reflecting that increased institutional demand.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of June 30, 2012 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency mortgage-backed securities with unrealized losses at June 30, 2012 to be “other-than-temporarily” impaired as of that date.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

In addition to those mortgage-backed securities issued by U.S. agencies, the Company held $146,000 of non-agency mortgage-backed securities at June 30, 2012.  Unlike agency mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

For example, during both fiscal 2012 and 2011, the Company re-evaluated its intent regarding the retention or sale of its impaired, non-agency collateralized mortgage obligations whose credit-ratings had fallen below investment grade.  The Company considered the combined effects of the severe deterioration of the securities’ credit ratings since their acquisition as investment grade securities and the actual and anticipated cash flow losses that characterized most of the securities.  Based on these factors, the Company modified its intent regarding these impaired securities from “hold to recovery of amortized cost” to “sell” and sold such securities during the periods noted.

At June 30, 2012, the Company's remaining portfolio of ten non-agency CMOs held-to-maturity totaling $146,000 were impaired but retained their investment grade rating by one or more rating agencies as of that date.  The Company has not decided to sell the impaired securities as of June 30, 2012 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

In light of the factors noted above, the Company does not consider its balance of non-agency mortgage-backed securities with unrealized losses at June 30, 2012 to be “other-than-temporarily” impaired as of that date.

 Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

U.S. Agency Securities.

The carrying value of the Company’s U.S. agency debt securities totaled $38.3 million at June 30, 2012 and comprised 3.0% of total investments and 1.3% of total assets as of that date.  Such securities are comprised of $32.4 million of U.S. agency debentures and $5.9 million of securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government sponsored entity.

With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debt securities are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on supply and demand.

With regard to interest rates, a majority of the Company’s SBA securities are variable rate investments whose interest coupons are generally based on the Prime index minus a margin.  Based upon the historically low level of short term market interest rates, of which the Prime index is one measure, the current yields on these securities are comparatively low.  Consequently, the fair value of the variable rate SBA securities, as determined based upon the market price of these securities, reflects the adverse effects of the historically low short term, market interest rates at June 30, 2012.

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

Unlike its SBA securities, the Company’s U.S. agency debentures are fixed rate investments whose fair values over time generally reflect movements in comparatively longer term market interest rates. At June 30, 2012, there were no unrealized losses applicable to the Company’s fixed rate, U.S. agency debentures.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated.  Moreover, the Company has both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of June 30, 2012 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than its amortized cost.

In light of the factors noted above, the Company does not consider its balance of U.S. agency securities with unrealized losses at June 30, 2012 to be “other-than-temporarily” impaired as of that date.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

Trust Preferred Securities.

The outstanding balance of the Company’s trust preferred securities totaled $6.7 million at June 30, 2012 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of June 30, 2012, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

Specifically, impairments associated with investment-grade trust preferred securities are generally categorized as “noncredit-related” given the nominal level of credit losses that would be expected based upon such ratings.  At June 30, 2012, the Company owned two securities at an amortized cost of $2.9 million that were consistently rated as investment grade by Moody’s and Standard & Poor’s Financial Services (“S&P”).  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month Libor plus a margin.  Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at June 30, 2012.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

At June 30, 2012, the Company owned two securities at an amortized cost of $4.9 million that were rated as below investment grade by both S&P and Moody’s.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

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

While all of its trust preferred securities are classified as available for sale, the Company has both the ability and intent, as of the periods presented, to hold the impaired securities until their fair values recover to a level equal to or greater than the Company’s amortized cost.  As such,  the Company has not decided to sell the securities as of June 30, 2012 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at nominal discounts.  Accordingly, the Company expects that the securities will not be settled for a price less than their amortized cost.

In light of the factors noted above, the Company does not consider its investments in trust preferred securities with unrealized losses at June 30, 2012 to be “other-than-temporarily” impaired as of that date.

At June 30, 2012, 2011 and 2010, the Company held no securities on which credit-related OTTI had been recognized in earnings.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loans Receivable

	June 30,
	2012	2011
	(In Thousands)

Real estate mortgage
One-to-four family residential	$562,846	$610,901
Commercial mortgage	484,934	383,690

	1,047,780	994,591

Commercial business	88,414	105,001

Consumer:
Home equity loans	95,832	111,478
Home equity lines of credit	29,530	32,925
Passbook or certificate	3,638	2,753
Other	404	1,026

	129,404	148,182

Construction	20,292	21,598

Total Loans	1,285,890	1,269,372

Unamortized yield adjustments including net premiums on purchased loans and net deferred loan costs and fees	(1,654)	(1,021)

	$1,284,236	$1,268,351

The Bank has granted loans to officers and directors of the Company and its Subsidiaries and to their associates.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  As of June 30, 2012 and 2011 such loans totaled approximately $3.5 million and $2.8 million,  respectively.  During the year ended June 30, 2012, the Bank granted two new loans to related parties totaling $781,000 while repayments on such loans totaled approximately $760,000.  In addition, $602,000 of loans were added due to additional borrowers being considered as related parties at June 30, 2012.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loans Receivable (continued)

A summary of the activity in the allowance for loan losses for the years ended June 30, 2012, 2011 and 2010 is presented below followed by aggregate information regarding nonperforming and impaired loans as of those same dates.  Additional information regarding loan quality and the allowance for loan losses at and for the year ended June 30, 2012 is presented in Note 9:

	Years Ended June 30,
	2012	2011	2010
	(In Thousands)

Balance – beginning	$11,767	$8,561	$6,434
Provisions charged to operations	5,750	4,628	2,616
Loans charged off	(7,480)	(1,442)	(541)
Loans recovered	80	20	52
Balance – ending	$10,117	$11,767	$8,561

At June 30, 2012, 2011 and 2010, non-accrual loans for which the accrual of interest had been discontinued totaled approximately $32.8 million, $18.3 million and $9.2 million, respectively.  Had these loans been performing in accordance with their original terms, the interest income recognized for the years ended June 30, 2012, 2011 and 2010, would have been $1,697,000, $591,000 and $629,000, respectively.  Interest income recognized on such loans was $134,000, $289,000 and $233,000, respectively.

At June 30, 2012, 2011 and 2010, accruing loans which are contractually 90 days or more past due totaled approximately $691,000, $16.6 million and $12.3 million, respectively.

The comparative increase in non-accrual loans and corresponding decline in accruing loans 90 days or more past due between June 30, 2012 and 2011 generally reflects the reclassification of certain nonperforming residential mortgage loans serviced by others for which the servicer advances all delinquent principal and interest payments.  The accrual status of such loans, whose balances totaled $14.9 million at June 30, 2011, was reclassified from accrual to non-accrual during fiscal 2012.

At June 30, 2012, 2011 and 2010, total impaired loans were $42.0 million, $37.3 million and $20.5 million, respectively.  As of those same dates, the balance of impaired loans with an allowance for impairment totaled $10.1 million, $16.2 million and $14.1 million, respectively, with the balance of the allowance for loan losses attributable to such impairment totaling $2.8 million, $6.4 million and $4.3 million, respectively.  The portion of impaired loans with no allowance for impairment totaled $31.9 million, $21.1 million and $6.4 million at June 30, 2012, 2011 and 2010.  During the years ended June 30, 2012, 2011 and 2010, the average balance of impaired loans was $42.6 million, $32.9 million and $17.9 million, respectively, and interest income recognized during the periods of impairment totaled $897,000, $944,000 and $826,000, respectively.

Note 9 – Loan Quality and the Allowance for Loan Losses

The following table presents the balance of the allowance for loan losses at June 30, 2012 and 2011 based upon the calculation methodology described Note 1.  The table identifies the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively.  The underlying balance of loans receivable applicable to each category is also presented.  Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of allowance for loan losses:

Originated and purchased loans
Loans individually evaluated for impairment	$1,240	$424	$-	$-	$105	$-	$-	$1,769
Loans collectively evaluated for impairment	3,330	2,594	264	223	278	34	13	6,736
Allowance for loan losses on originated and purchased loans	4,570	3,018	264	223	383	34	13	8,505

Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	59	-	-	-	59
Other acquired loans individually evaluated for impairment	-	243	-	717	22	-	-	982
Loans collectively evaluated for impairment	2	182	13	311	42	20	1	571

Allowance for loan losses on loans acquired at fair value	2	425	13	1,087	64	20	1	1,612
Total allowance for loan losses	$4,572	$3,443	$277	$1,310	$447	$54	$14	$10,117

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable at June 30, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2012:
At June 30, 2011:
Allocated	$6,644	$3,336	$289	$880	$322	$49	$14	$11,534
Unallocated	-	-	-	-	-	-	-	233
Total allowance for loan losses	6,644	3,336	289	880	322	49	14	11,767
Total charge offs	(6,398)	(483)	(106)	(349)	(135)	-	(9)	(7,480)
Total recoveries	6	37	33	-	2	-	2	80
Total allocated provisions	4,320	553	61	779	258	5	7	5,983
Total unallocated provisions	-	-	-	-	-	-	-	(233)
At June 30, 2012:
Allocated	4,572	3,443	277	1,310	447	54	14	10,117
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$4,572	$3,443	$277	$1,310	$447	$54	$14	$10,117

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable at June 30, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$16,383	$7,979	$507	$1,068	$880	$25	$-	$26,842
Loans collectively evaluated for impairment	544,514	330,871	11,737	23,432	75,827	10,016	3,840	1,000,237
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	1,513	480	6,446	-	-	-	8,439
Other acquired loans individually evaluated for impairment	417	3,066	935	1,288	850	168	-	6,724
Loans collectively evaluated for impairment	1,532	141,505	6,633	56,180	18,275	19,321	202	243,648
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	1,285,890
Unamortized yield adjustments								(1,654)
Loans receivable								$1,284,236

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable at June 30, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses:
At June 30, 2010:
Allocated	$4,302	$3,315	$245	$108	$313	$34	$13	$8,330
Unallocated	-	-	-	-	-	-	-	231
Total allowance for loan losses	4,302	3,315	245	108	313	34	13	8,561

Charge offs gainst general valuation allowances	(203)	-	(2)	-	(7)	-	(7)	(219)
Charge offs against specific valuation allowances	(728)	-	(490)	(5)	-	-	-	(1,223)
Total charge offs	(931)	-	(492)	(5)	(7)	-	(7)	(1,442)
Total recoveries	6	2	-	11	-	-	1	20
Allocated provisions	3,267	19	536	766	16	15	7	4,626
Unallocated provisions	-	-	-	-	-	-	-	2
Total provisions	3,267	19	536	766	16	15	7	4,628
At June 30, 2011:
Allocated	6,644	3,336	289	880	322	49	14	11,534
Unallocated	-	-	-	-	-	-	-	233
Total allowance for loan losses	$6,644	$3,336	$289	$880	$322	$49	$14	$11,767

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable at June 30, 2011 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$16,051	$3,064	$612	$2,625	$167	$93	$-	$22,612
Loans collectively evaluated for impairment	592,209	216,885	7,666	20,203	81,731	9,874	3,288	931,856
Total originated and purchased loans	608,260	219,949	8,278	22,828	81,898	9,967	3,288	954,468
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	2,583	316	7,737	-	-	-	10,636
Other acquired loans individually evaluated for impairment	-	2,123	726	1,198	37	-	-	4,084
Loans collectively evaluated for impairment	2,641	159,035	12,278	73,238	29,543	22,958	491	300,184
Total loans acquired at fair value	2,641	163,741	13,320	82,173	29,580	22,958	491	314,904
Total loans	$610,901	$383,690	$21,598	$105,001	$111,478	$32,925	$3,779	1,269,372
Unamortized yield adjustments								(1,021)
Loans receivable								$1,268,351

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at June 30, 2012 and 2011.

Credit-Rating Classification of Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Non-classified	$542,704	$324,501	$11,588	$23,114	$75,602	$9,897	$3,837	$991,243
Classified:
Special mention	971	3,925	149	318	225	30	2	5,620
Substandard	17,222	10,099	507	1,068	880	114	1	29,891
Doubtful	-	325	-	-	-	-	-	325
Loss	-	-	-	-	-	-	-	-
Total classified loans	18,193	14,349	656	1,386	1,105	144	3	35,836
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Non-classified	1,532	132,810	5,062	48,131	18,275	19,321	196	225,327
Classified:
Special mention	-	5,791	1,571	7,314	-	-	1	14,677
Substandard	417	7,483	1,415	7,902	850	168	5	18,240
Doubtful	-	-	-	567	-	-	-	567
Loss	-	-	-	-	-	-	-	-
Total classified loans	417	13,274	2,986	15,783	850	168	6	33,484
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	$1,285,890

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Contractual Payment Status of Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Current	$544,772	$332,541	$11,487	$23,319	$76,366	$10,016	$3,806	$1,002,307
Past due:
30-59 days	3,254	27	-	113	144	-	11	3,549
60-89 days	476	275	250	-	38	-	22	1,061
90+ days	12,395	6,007	507	1,068	159	25	1	20,162
Total past due	16,125	6,309	757	1,181	341	25	34	24,772
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Current	1,532	142,439	6,797	56,887	17,895	19,250	183	244,983
Past due:
30-59 days	-	-	-	2,708	704	71	13	3,496
60-89 days	-	218	-	1,188	-	-	1	1,407
90+ days	417	3,427	1,251	3,131	526	168	5	8,925
Total past due	417	3,645	1,251	7,027	1,230	239	19	13,828
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	$1,285,890

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present information relating to the Company’s nonperforming and impaired loans at June 30, 2012 and 2011.  Loans reported as “90+ days past due and accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Performing	$546,397	$330,871	$11,737	$23,432	$76,249	$10,016	$3,839	$1,002,541
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	14,500	7,979	507	1,068	458	25	1	24,538
Total nonperforming	14,500	7,979	507	1,068	458	25	1	24,538
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Performing	1,532	142,657	6,797	60,748	18,599	19,321	197	249,851
Nonperforming:
90+ days past due accruing	-	398	-	293	-	-	-	691
Nonaccrual	417	3,029	1,251	2,873	526	168	5	8,269
Total nonperforming	417	3,427	1,251	3,166	526	168	5	8,960
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	$1,285,890

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$544,514	$330,871	$11,737	$23,432	$75,827	$10,016	$3,840	$1,000,237
Impaired loans:
Impaired loans with no allowance for impairment	10,779	6,007	507	1,068	755	25	-	19,141
Impaired loans with allowance for impairment:
Unpaid principal balance	5,604	1,972	-	-	125	-	-	7,701
Allowance for impairment	(1,240)	(424)	-	-	(105)	-	-	(1,769)
Balance of impaired loans net of allowance for impairment	4,364	1,548	-	-	20	-	-	5,932
Total impaired loans, excluding allowance	16,383	7,979	507	1,068	880	25	-	26,842
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Non-impaired loans	1,532	141,505	6,633	56,180	18,275	19,321	202	243,648
Impaired loans:
Impaired loans with no allowance for impairment	417	3,115	1,415	6,849	786	168	-	12,750
Impaired loans with allowance for impairment:
Unpaid principal balance	-	1,464	-	885	64	-	-	2,413
Allowance for impairment	-	(243)	-	(776)	(22)	-	-	(1,041)
Balance of impaired loans net of allowance for impairment	-	1,221	-	109	42	-	-	1,372
Total impaired loans, excluding allowance	417	4,579	1,415	7,734	850	168	-	15,163
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	$1,285,890

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable at June 30, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$21,995	$8,124	$525	$1,105	$903	$25	$-	$32,677
Loans acquired at fair value	417	5,090	1,960	10,937	869	168	-	19,441
Total impaired loans	$22,412	$13,214	$2,485	$12,042	$1,772	$193	$-	$52,118

For the year ended June 30, 2012
Average balance of impaired loans	$17,633	$11,228	$1,944	$10,358	$1,322	$161	$-	$42,646
Interest earned on impaired loans	$484	$58	$52	$283	$20	$-	$-	$897

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present information regarding the restructuring of the Company’s troubled debts during the year ended June 30, 2012 and any defaults during that period of TDRs that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Troubled debt restructuring activity for the year ended June 30, 2012
Originated and purchased loans
Number of loans	18	1	-	-	6	-	-	25
Pre-modification outstanding recorded investment	$4,123	$1,691	$-	$-	$741	$-	$-	$6,555
Post-modification outstanding recorded investment	3,899	1,691	-	-	676	-	-	6,266
Charge offs against the allowance for loan loss for impairment recognized at modification	386	-	-	-	69	-	-	455
Loans acquired at fair value
Number of loans	-	-	-	-	2	-	-	2
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$340	$-	$-	$340
Post-modification outstanding recorded investment	-	-	-	-	284	-	-	284
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	57	-	-	57
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The following summarizes the modified terms applicable to TDRs restructured during the year ended June 30, 2012 by loan type and includes the aggregate number of loans as well as the Company’s aggregate pre- and post-restructured recorded investment in the TDRs.

Residential Mortgage TDRs.
•	Interest Rate Reduction Only: Nine loans with aggregate pre- and post-restructured recorded investments totaling $1,960,000 and $1,782,000, respectively.
•	Interest Rate Reduction with Capitalization of Prior Past Dues: Six loans with aggregate pre- and post-restructured recorded investments totaling $1,711,000 and $1,730,000, respectively.
•	Interest Rate Reduction with Maturity or Balloon Date Modification: One loan with an aggregate pre- and post-restructured recorded investment totaling $63,000 and $51,000, respectively.
•
Interest Rate Reduction with Capitalization of Prior Past Dues and Maturity or Balloon Date Modification:  Two loans with an aggregate pre- and post-restructured recorded investment totaling $389,000 and $336,000, respectively.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Premises and Equipment

	June 30,
	2012	2011
	(In Thousands)

Land	$10,024	$10,024
Buildings and improvements	32,843	32,824
Leasehold improvements	4,013	3,465
Furnishings and equipment	14,786	13,717
Construction in progress	1,148	1,612

	62,814	61,642
Less accumulated depreciation and amortization	24,137	22,086

	$38,677	$39,556

Land included properties held for future branch expansion totaling $2,419,000 at both years ended June 30, 2012 and 2011.

Note 11 – Interest Receivable
	June 30,
	2012	2011
	(In Thousands)

Loans	$4,562	$5,020
Mortgage-backed securities	3,600	3,522
Debt securities	233	1,198

	$8,395	$9,740

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Goodwill and Other Intangible Assets

	Goodwill	Core Deposit Intangibles
	(In Thousands)

Balance at June 30, 2009	$82,263	$22
Amortization	-	(22)

Balance at June 30, 2010	82,263	-
Acquisition of Central Jersey Bancorp	26,328	903
Amortization	-	(96)

Balance at June 30, 2011	108,591	807
Amortization	-	(155)

Balance at June 30, 2012	$108,591	$652

Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:.

Years Ending June 30:	(In Thousands)
2013	$138
2014	122
2015	105
2016	89
2017	72
Thereafter	126

Note 13 – Deposits
	June 30,
	2012		2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars In Thousands)

Non-interest-bearing demand	$165,118	-%	$143,087	-%
Interest-bearing demand	468,297	0.52	452,774	0.79
Savings and club	433,455	0.30	401,645	0.46
Certificates of deposit	1,104,927	1.32	1,151,847	1.59

	$2,171,797	0.85%	$2,149,353	1.10%

Certificates of deposit with balances of $100,000 or more at June 30, 2012 and 2011, totaled approximately $447.1 million and $455.9 million, respectively.  The Bank’s deposits are insurable to applicable limits by the Federal Deposit Insurance Corporation.  The maximum deposit insurance amount has been increased from $100,000 to $250,000.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Deposits (continued)
A summary of certificates of deposit by maturity follows:

	June 30,
	2012	2011
	(In Thousands)

One year or less	$713,658	$788,672
After one to two years	226,705	234,709
After two to three years	81,891	73,967
After three to four years	36,696	17,204
After four to five years	45,977	37,295

	$1,104,927	$1,151,847

Interest expense on deposits consists of the following:

	Years Ended June 30,
	2012	2011	2010
	(In Thousands)

Demand	$2,690	$3,432	$2,324
Savings and clubs	1,376	2,162	3,246
Certificates of deposits	16,206	18,319	22,519

	$20,272	$23,913	$28,089

Note 14 – Borrowings

Fixed rate advances from FHLB of New York mature as follows:

	June 30,
	2012		2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars In Thousands)

Maturing in years ending June 30:
2013	$5,000	2.38%	$5,000	2.38%
2015	5,000	2.90	5,000	2.90
2018	200,000	3.79	200,000	3.79
2021	939	4.94	1,020	4.94
	210,939	3.74%	211,020	3.74%
Fair value adjustments	293		441
	$211,232		$211,461

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 – Borrowings (continued)

At June 30, 2012, $5.0 million in advances are due within one year while the remaining $205.9 million in advances are due after one year of which $200.0 million are callable within one year.

FHLB advances at June 30, 2012 and 2011 are collateralized by the FHLB capital stock owned by the Bank and mortgage-backed securities available for sale with carrying values totaling approximately $292.8 million and $317.8 million, respectively.

Borrowings at June 30, 2012 and 2011 also included overnight borrowings in the form of depositor sweep accounts totaling $38.5 million and $36.2 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

Note 15 – Benefit Plans

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

ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition.  Thereafter, on a monthly basis, 12,123 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations.  ESOP compensation expense was approximately $1,367,000, $1,323,000 and  $1,485,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Employee Stock Ownership Plan (continued)

At June 30, 2012 and 2011, the ESOP shares were as follows:

	June 30,
	2012	2011

Allocated shares	891,673	786,167
Distribution of shares due to employee resignations/terminations	90,623	50,719
Shares committed to be released	84,528	84,462
Unearned shares	678,876	824,352

Total ESOP Shares	1,745,700	1,745,700

Fair value of unearned shares	$6,578,308	$7,509,847

Employee Stock Ownership Plan Benefit Equalization Plan ("ESOP BEP")

The Bank has a non-qualified plan to compensate its senior officers who participate in the Bank's ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code.  The ESOP BEP expense was approximately $-0-, $27,000 and $30,000 for the years ended June 30, 2012, 2011 and 2010, respectively.  The liability totaled approximately $6,000 and $17,000 at June 30, 2012 and 2011, respectively.

Thrift Plan

The Bank sponsors the Employees' Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees.  Employees may elect to save up to 20% of their compensation.  The Bank will contribute a matching contribution up to 3% of the employee annual compensation.  The Plan expense amounted to approximately $510,000, $443,000 and $360,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Multi-Employer Retirement Plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“The Pentegra DB Plan”), a tax-qualified defined-benefit pension plan.   The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333.  The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities.  Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The Pentegra DB Plan is non-contributory and covers all eligible employees.  In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, “freezing” all future benefit accruals under the Bank’s defined benefit pension plan.  This action was intended to provide the Bank with additional flexibility in managing the costs associated with the benefit plans provided to its employees while still preserving all retirement plan participants’ earned and vested benefits.

Funded status (market value of plan assets divided by funding target) of the Bank’s plan based on valuation reports as of July 1, 2011 and 2010 was 87.39% and 88.90%, respectively.  Total contributions made to the Pentegra DB Plan, as reported on Form 5500, were $299.7 million and $203.6 million for the plan years ending June 30, 2011 and June 30, 2010, respectively.  The Bank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan.  During the years ended June 30, 2012, 2011 and 2010, the total expense recorded for the Pentegra DB Plan was approximately $1,238,000, $863,000, and $291,000, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Benefit Equalization Plan (“BEP”)

The Bank has an unfunded non-qualified plan to compensate senior officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the Internal Revenue Code.  There were approximately $257,000, $63,000 and $63,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2012, 2011 and 2010, respectively.

The following table sets forth the BEP’s funded status and components of net periodic pension cost:

	June 30,
	2012	2011
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation - beginning	$3,019	$2,748
Interest cost	162	158
Actuarial (gain) loss	(65)	176
Benefit payments	(257)	(63)
Increase due to change in the discount rate	-	-

Benefit obligation - ending	$2,859	$3,019

Change in plan assets:
Fair value of assets - beginning	$-	$-
Settlements	(257)	(63)
Contributions	257	63

Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(2,859)	$(3,019)

Projected benefit obligation	$(2,859)	$(3,019)
Fair value of assets	-	-

Accrued pension cost included in other liabilities	$(2,859)	$(3,019)

Valuation assumptions:
Discount rate	4.25%	5.75%
Salary increase rate	N/A	N/A

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Benefit Equalization Plan (“BEP”) (continued)

	Years Ended June 30,
	2012	2011	2010
	(Dollars in Thousands)

Net periodic pension expense:
Interest cost	$162	$158	$163
Amortization of net actuarial loss	10	13	80

	$172	$171	$243
Valuation assumptions:
Discount rate	5.75%	5.50%	6.25%
Salary increase rate	N/A	N/A	N/A

It is estimated that contributions of approximately $259,000 will be made during the year ending June 30, 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2013	$259
2014	223
2015	225
2016	227
2017	228
2018-2022	1,152

In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, “freezing” all future benefit accruals under the BEP related to the Bank’s defined benefit pension plan.  This action was intended to provide the Bank with additional flexibility in managing the costs associated with the benefit plans provided to its employees while still preserving all retirement plan participants’ earned and vested benefits.

At June 30, 2012 and 2011, unrecognized net loss of $432,000 and $507,000, respectively, was included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2013, $50,000 of the net loss is expected to be recognized as a component of net periodic pension cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Postretirement Welfare Plan

The Bank has an unfunded postretirement group term life insurance plan covering all eligible employees.  The benefits are based on age and years of service.  During the years ended June 30, 2012, 2011 and 2010, contributions and benefits paid totaled $5,000, $5,000 and $5,000, respectively.

The following table sets forth the accrued accumulated postretirement benefit obligation and the net periodic postretirement benefit cost:

	June 30,
	2012	2011
	(Dollars in Thousands)

Change in benefit obligation:
Benefit obligation - beginning	$705	$583
Service cost	23	31
Interest cost	34	35
Actuarial (gain) loss	(102)	61
Premiums/claims paid	(5)	(5)

Benefit obligation - ending	$655	$705

Change in plan assets:
Fair value of assets - beginning	$-	$-
Premiums/claims paid	(5)	(5)
Contributions	5	5

Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(655)	$(705)
Fair value of assets	-	-

Accrued postretirement benefit cost included in other liabilities	$(655)	$(705)

Valuation assumptions:
Discount rate	4.25%	5.75%
Salary increase rate	3.25%	3.25%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Postretirement Welfare Plan (continued)

	Years Ended June 30,
	2012	2011	2010
	(Dollars in Thousands)

Net periodic postretirement benefit cost:
Service cost	$23	$31	$25
Interest cost	34	35	34
Amortization of past service liability	3	10	10
Amortization of unrecognized gain	(12)	(1)	(8)

	$48	$75	$61

Valuation assumptions:
Discount rate	5.75%	5.50%	6.50%
Salary increase rate	3.25%	3.25%	4.00%

It is estimated that contributions of approximately $11,000 will be made during the year ending June 30, 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2013	$11
2014	13
2015	14
2016	16
2017	17
2018-2022	103

At June 30, 2012 and 2011, unrecognized net gain of $161,000 and $71,000, respectively, and unrecognized past service cost of $-0- and $3,000, respectively, were included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2013, $4,000 of unrecognized net loss is expected to be recognized as a component of net periodic post retirement benefit cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Directors’ Consultation and Retirement Plan (“DCRP”)

The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director.  During each of the years ended June 30, 2012, 2011 and 2010, contributions and benefits paid totaled $117,000, $118,000 and $84,000, respectively.

The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2012	2011
	(Dollars in Thousands)

Change in benefit obligation:
Projected benefit obligation - beginning	$2,717	$2,765
Service cost	131	130
Interest cost	146	136
Actuarial gain	(116)	(196)
Benefit payments	(117)	(118)

Projected benefit obligation - ending	$2,761	$2,717

Change in plan assets:
Fair value of assets - beginning	$-	$-
Settlements	(117)	(118)
Contributions	117	118

Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(2,429)	$(2,085)

Projected benefit obligation	$(2,761)	$(2,717)
Fair value of assets	-	-

Accrued cost included in other liabilities	$(2,761)	$(2,717)

Valuation assumptions:
Discount rate	4.25%	5.75%
Fee increase rate	3.25%	3.25%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Directors’ Consultation and Retirement Plan (“DCRP”) (continued)

	Years Ended June 30,
	2012	2011	2010
	(Dollars in Thousands)

Net periodic plan cost:
Service cost	$131	$130	$129
Interest cost	146	136	160
Amortization of unrecognized gain	(23)	(15)	-
Amortization of past service liability	61	61	61

	$315	$312	$350

Valuation assumptions:
Discount rate	5.75%	5.50%	6.50%
Fee increase rate	3.25%	3.25%	4.00%

It is estimated that contributions of approximately $117,000 will be made during the year ending June 30, 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2013	$117
2014	90
2015	107
2016	123
2017	140
2018-2022	893

At June 30, 2012 and 2011, unrecognized net gain of $504,000 and $410,000, respectively, and unrecognized past service cost of $202,000 and $263,000, respectively, were included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2013, $48,000 of unrecognized past service cost is expected to be recognized as a component of net periodic plan cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Stock Compensation Plans

The Company has two stock-related compensation plans: stock options and restricted stock awards.  The plans authorized up to 3,564,137 shares as stock option grants and 1,425,655 shares as restricted stock awards.  At June 30, 2012, there were 312,897 shares remaining available for future stock option grants and 73,459 shares remaining available for future restricted stock awards under the plans.

Stock option grants generally vest over a five-year service period and have a contractual maturity of ten years.  The Company recognizes compensation expense for the fair values of these grants, which have graded vesting, on a straight-line basis over the requisite service period of the grants.  There were no options granted during the years ended June 30, 2012 and 2010 and 65,000 options granted during the year ended June 30, 2011.

Management used the following assumptions to estimate the fair value of the options granted during the year ended June 30, 2011:

Weighted average risk-free interest rate	2.74%
Expected dividend yield	2.00%
Weighted average volatility factors of the expected market
price of the Company’s stock	35.03%
Weighted average expected life of the options	6.5 years

The weighted average fair value of stock options granted during the year ended June 30, 2011 was $3.22 per option.

Restricted stock awards generally vest in full after five years.  The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period of five years.  There were no restricted stock awards granted during the years ended June 30, 2012 and 2010 and 82,500 restricted stock awards granted during the year ended June 30, 2011.

During the years ended June 30, 2012, 2011 and 2010, the Company recorded $209,000, $1,959,000 and $4,991,000, respectively, of share-based compensation expense, comprised of stock option expense of $41,000, $719,000 and $1,907,000, respectively, and restricted stock expense of $168,000, $1,240,000 and  $3,084,000, respectively.

During the years ended June 30, 2012, 2011 and 2010, the income tax benefit attributed to non-qualified stock options expense was approximately $-0-, $200,000 and $533,000, respectively, and attributed to restricted stock expense was approximately $68,000, $507,000 and $1,260,000, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Stock Compensation Plans (continued)

The following is a summary of the Company's stock option activity and related information for its option plans for the year ended June 30, 2012:

	Options	Weighted Average Exercise Price	Range of Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)				(In Thousands)

Outstanding at June 30, 2011	3,233	$12.28	$10.16 - $12.71	4.5 years	$-
Granted	-	-			-
Exercised	-	-			-
Forfeited	(40)	12.71

Outstanding at June 30, 2012	3,193	$12.27	$10.16 - $12.71	3.5 years	-

Exercisable at June 30, 2012	3,141	$12.30	$10.16 - $12.71	3.4 years	-

Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.  As of June 30, 2012, the Company has 5,801,460 shares of treasury stock.  There were no vested options exercised during the years ended June 30, 2012, 2011 and 2010.  Expected future compensation expense relating to the 52,000 non-exercisable options outstanding as of June 30, 2012 is $157,000 over a weighted average period of 3.75 years.

The following is a summary of the status of the Company's non-vested restricted share awards as of June 30, 2012 and changes during the year ended June 30, 2012:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(In Thousands)

Non-vested at June 30, 2011	83	$10.16
Awarded	-	-
Vested	(17)	$10.16

Non-vested at June 30, 2012	66	$10.16

During the years ended June 30, 2012, 2011 and 2010, the total fair value of vested restricted shares were $160,000, $2,168,000 and $2,506,000, respectively.  Expected future compensation expense relating to the 66,000 non-vested restricted shares at June 30, 2012 is $629,000 over a weighted average period of 3.75 years.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Stockholders’ Equity and Regulatory Capital

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

During the fiscal year ended June 30, 2012, an application for a capital distribution from the Bank to the Company was approved by federal banking regulators in the amount of $6,000,000 which was paid by the Bank to the Company in May 2012.  During the fiscal year ended June 30, 2011, the Bank applied for and received the approval from the federal banking regulators to distribute a total of $87,300,000 to the Company which provided the funding for the acquisition of Central Jersey in November 2010 and the repayment of the subordinated debentures in April 2011 that related to the trust preferred securities issued by Central Jersey prior to the acquisition.

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

Note 16 – Stockholders’ Equity and Regulatory Capital

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

	June 30,
	2012	2011
	(In Thousands)

GAAP capital:
Consolidated capital	$491,617	$487,874
Less: Unconsolidated capital of the Company	(24,444)	(29,422)

Bank capital	467,173	458,452

Less: Unrealized gain on securities	(23,537)	(15,553)
Net benefit plan change in AOCI	(18)	173
Goodwill	(108,591)	(108,591)
Intangible assets	(652)	(807)

Core (Tier 1) and tangible capital	334,375	333,674

Add: General valuation allowance for loan losses	10,117	5,406

Total Regulatory Capital	$344,492	$339,080

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

As of June 30, 2012:
Total capital (to risk-weighted assets)	$344,492	25.37%	≥ $108,641	≥ 8.00%	≥ $ 135,802	≥ 10.00%
Tier 1 capital (to risk-weighted assets)	334,375	24.62	≥ 54,321	≥ 4.00	≥ 81,481	≥ 6.00
Core (Tier 1) capital (to adjusted total assets)	334,375	12.06	≥ 110,902	≥ 4.00	≥ 138,628	≥ 5.00
Tangible capital (to adjusted total assets)	334,375	12.06	≥ 41,588	≥ 1.50	≥ -	≥ -

As of June 30, 2011:
Total capital (to risk-weighted assets)	$339,080	25.31%	≥ $ 107,163	≥ 8.00%	≥ $ 133,953	≥ 10.00%
Tier 1 capital (to risk-weighted assets)	333,674	24.91	≥ 53,581	≥ 4.00	≥ 80,372	≥ 6.00
Core (Tier 1) capital (to adjusted total assets)	333,674	12.09	≥ 110,442	≥ 4.00	≥ 138,052	≥ 5.00
Tangible capital (to adjusted total assets)	333,674	12.09	≥ 41,416	≥ 1.50	≥ -	≥ -

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Stockholders’ Equity and Regulatory Capital (continued)

Based upon most recent notification from federal banking regulators dated October 24, 2011, the Bank was categorized as well capitalized as of June 30, 2011, under the regulatory framework for prompt corrective action.  There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

Note 17 – Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code (the “IRC”).  Retained earnings at June 30, 2012, includes approximately $30.5 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided.  If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are as follows:

	Years Ended June 30,
	2012	2011	2010
	(In Thousands)

Current tax expense:
Federal income	$2,210	$2,583	$4,916
State income	470	458	62

	2,680	3,041	4,978

Deferred tax (benefit) expense:
Federal income	(24)	751	(1,198)
State income	120	541	1,086

	96	1,292	(112)

Valuation allowance	-	(47)	97

	$2,776	$4,286	$4,963

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Income Taxes (continued)

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate of 35% to income before income taxes for the years ended June 30, 2012, 2011 and 2010:

	Years Ended June 30,
	2012	2011	2010
	(In Thousands)

Federal income tax expense	$2,749	$4,248	$4,121
(Reductions) increases in income taxes resulting from:
Tax exempt interest	(21)	(347)	(199)
New Jersey state tax, net of federal income tax effect	389	649	809
Qualified stock options compensation expense	15	80	211
Income from BOLI	(250)	(232)	(182)
Other items, net	(106)	(65)	106

	2,776	4,333	4,866

Valuation allowance	-	(47)	97

Total income tax expense	$2,776	$4,286	$4,963

Effective income tax rate	35.35%	35.31%	42.15%

The effective income tax rate represents total income tax expense divided by income before income taxes.

As a result of a redemption-in-kind transaction during the year ended Jun 30, 2009, the Company incurred a realized capital loss which was partially utilized as a capital loss carry back against capital gains in the three preceding years.  As of June 30, 2010, the Company established a deferred tax asset for the remaining capital loss carry forward.  Since it was not currently more likely than not that the deferred tax asset related to incurred capital losses would be realized, the Company established a valuation allowance thereon during the years ended June 30, 2010.  The Company utilized a portion of the federal capital loss carryover with a capital gain for the year ended June 30, 2011.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Income Taxes (continued)

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2012	2011
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$1,329	$1,508
Accumulated other comprehensive income - Defined benefit plans	-	119
Allowance for loan losses	4,133	4,806
Benefit plans	2,580	2,549
Compensation	225	216
Stock based compensation	3,300	3,314
Capital loss carryover	322	322
Uncollected interest	1,701	957
Depreciation	516	305
Other	954	211

	15,060	14,307

Valuation allowance	(322)	(322)

	14,738	13,985

Deferred income tax liabilities:
Deferred costs	617	690
Goodwill	5,015	4,152
Unrealized gain on securities available for sale	16,142	10,763
Accumulated other comprehensive income – defined benefit plan	13	-
Other	227	49

	22,014	15,654

Net deferred income tax liability	$(7,276)	$(1,669)

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Commitments

The Bank has non-cancelable operating leases for branch offices.  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2012:

Years Ending June 30:	(In Thousands)
2013	$1,673
2014	1,466
2015	1,177
2016	918
2017	821
Thereafter	3,247

Total Minimum Payments Required	$9,302

The following schedule shows the composition of total rental expense for all operating leases:

	June 30,
	2012	2011	2010
	(In Thousands)

Minimum rentals	$1,520	$1,050	$531

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

The outstanding loan commitments are as follows:

	June 30,
	2012	2011
	(In Thousands)

Mortgage loans	$81,325	$10,166
Home equity loans	1,149	2,295
Construction loans	-	800
Business loans	50	-
Construction loans in process	13,032	17,008
Consumer home equity and overdraft lines of credit	41,225	40,589
Commercial line of credit	32,238	24,934

	$169,019	$95,792

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Commitments (continued)

At June 30, 2012, the outstanding mortgage loan commitments include $71.4 million for fixed rate loans with interest rates ranging from 3.25% to 5.75% and $1.6 million for adjustable rate loans with initial rates ranging from 3.75% to 5.25%.  The remaining $8.3 million of mortgage loan commitments represents an outstanding blanket commitment with a third party loan originator to purchase newly originated residential mortgage loans whose rates may either be fixed or adjustable rate.  Home equity loan commitments include $1.1 million for fixed rate loans with interest rates ranging from 3.625% to 6.00%.  Business loan commitments are limited to one 12 month loan commitment for $50,000 with an initial interest rate at 4.25%.  Undisbursed funds from home equity and business lines of credit are adjustable rate loans with interest rates ranging from 1.25% below to 2.75% above the prime rate published in the Wall Street Journal.  Lines of credit providing overdraft protection for checking accounts are adjustable rate loans with interest rates ranging from 3.5% to 5.00% above prime.

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

In addition to the commitments noted above the Bank is party to standby letters of credit totaling approximately $880,000 at June 30, 2012 through which it guarantees certain specific business obligations of its commercial customers.

The Company and subsidiaries are also party to litigation which arises primarily in the ordinary course of business.  In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the consolidated financial position of the Company.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2012:
Debt securities available for sale:

Trust preferred securities	$-	$5,713	$1,000	$6,713
U.S. agency securities	-	5,889	-	5,889
Total debt securities	-	11,602	1,000	12,602

Mortgage-backed securities available for sale:

Collateralized mortgage obligations:
Federal National Mortgage Association	-	2,523	-	2,523
Mortgage pass-through securities:
Government National Mortgage Association	-	11,690	-	11,690
Federal Home Loan Mortgage Corporation	-	460,509	-	460,509
Federal National Mortgage Association	-	755,382	-	755,382
Total mortgage-backed securities	-	1,230,104	-	1,230,104

Total securities available for sale	$-	$1,241,706	$1,000	$1,242,706

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs.  It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028.  Generally management has been unable to obtain a market quote due to a lack of trading activity for this security.  Consequently, the security’s fair value as reported at June 30, 2012 and June 30, 2011 is based upon the present value of its expected future cash flows assuming the security continues to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

For the year ended June 30, 2012, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis.  For that same period, there were no transfers of assets or liabilities within the fair valuation measurement hierarchy between Level 1 and Level 2 inputs.

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2012
Impaired loans	$-	$-	$14,026	$14,026
Real estate owned	-	-	3,129	3,129

At June 30, 2011
Impaired loans	$-	$-	$9,829	$9,829
Real estate owned	-	-	224	224

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

At June 30, 2012, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $16.8 million and valuation allowances of $2.8 million reflecting fair values of $14.0 million.  By comparison, at June 30, 2011, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $16.2 million and valuation allowances of $6.4 million reflecting fair values of $9.8 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At June 30, 2012, real estate owned whose carrying value was written down utilizing Level 3 inputs during the year ended June 30, 2012 comprised five properties with a fair value totaling $3.1 million.  By comparison, at June 30, 2011 real estate owned whose carrying value was written down utilizing Level 3 inputs included one property totaling $224,000.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at June 30, 2012 and June 30, 2011:

Cash and Cash Equivalents, Interest Receivable and Interest Payable.  The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities.  See the discussion presented on Page F-88 concerning assets measured at fair value on a recurring basis.

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

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented on Page F-85.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

The carrying amounts and estimated fair values of financial instruments are as follows:

	Carrying Amount and Fair Value Measurements at June 30, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets:
Cash and cash equivalents	$155,584	$155,584	$155,584	$-	$-
Securities available for sale	12,602	12,602	-	11,602	1,000
Securities held to maturity	34,662	34,838	-	34,838	-
Loans receivable	1,274,119	1,307,948	-	-	1,307,948
Mortgage-backed securities available for sale	1,230,104	1,230,104	-	1,230,104	-
Mortgage-backed securities held to maturity	1,090	1,159	-	1,159	-
Loan servicing rights	652	652	-	-	652
Interest receivable	8,395	8,395	8,395	-	-

Financial liabilities:
Deposits (A)	2,171,797	2,182,098	1,066,870	-	1,115,228
Borrowings	249,777	278,296	-	-	278,296
Interest payable on borrowings	967	967	967	-	-

(A) Includes accrued interest payable on deposits of $59,000 at June 30, 2012.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

	Carrying Amount and Fair Value Measurements at June 30, 2011
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets:
Cash and cash equivalents	$222,580	$222,580	$222,580	$-	$-
Securities available for sale	44,673	44,673	-	43,673	1,000
Securities held to maturity	106,467	107,052	-	107,052	-
Loans receivable	1,256,584	1,282,865	-	-	1,282,865
Mortgage-backed securities available for sale	1,060,247	1,060,247	-	1,060,247	-
Mortgage-backed securities held to maturity	1,345	1,416	-	1,416	-
Loan servicing rights	416	416	-	-	416
Interest receivable	9,740	9,740	9,740	-	-

Financial liabilities:
Deposits (A)	2,149,353	2,159,867	997,506	-	1,162,361
Borrowings	247,642	287,099	-	-	287,099
Interest payable on borrowings	988	988	988	-	-

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	June 30,
	2012	2011
	(In Thousands)

Net unrealized gain on securities available for sale	$39,720	$26,368
Tax effect	(16,142)	(10,763)

Net of tax amount	23,578	15,605

Benefit plan adjustments	31	(292)
Tax effect	(13)	119

Net of tax amount	18	(173)

Accumulated other comprehensive income	$23,596	$15,432

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Years Ended June 30,
	2012	2011	2010
	(In Thousands)

Realized gain on securities available for sale:
Realized gain arising during the year	$(53)	$(777)	$(1,545)

Unrealized holding gain (loss) on securities
available for sale:
Unrealized gain (loss) arising during the year	13,405	(1,433)	15,096

Noncredit-related other-than-temporary impairment
gain on securities held to maturity	-	-	554

Benefit plans:
Amortization of:
Actuarial (gain) loss	(25)	(2)	72
Past service cost	64	71	71
New actuarial gain (loss) during the year	284	(42)	(52)

Net change in benefit plans accrued expense	323	27	91

Other comprehensive income (loss) before taxes	13,675	(2,183)	14,196
Tax effect	(5,511)	900	(5,801)

Other comprehensive income (loss)	$8,164	$(1,283)	$8,395

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information

Kearny Financial Corp. operates its wholly owned subsidiaries, Kearny Financial Securities, Inc. and Kearny Federal Savings Bank and the Bank’s wholly-owned subsidiaries.  The consolidated earnings of the subsidiaries are recognized by the Company using the equity method of accounting.  Accordingly, the consolidated earnings of the subsidiaries are recorded as increases in the Company’s investment in the subsidiaries.  The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as June 30, 2012 and 2011, and for each of the years in the three-year period ended June 30, 2012.

CONDENSED STATEMENTS OF FINANCIAL CONDITION
	June 30,
	2012	2011
	(In Thousands)

Assets
Cash and amounts due from depository institutions	$15,002	$6,260
Loans receivable	8,299	9,788
Mortgage-backed securities available for sale (amortized cost 2012 $1,060; 2011 $1,771)	1,128	1,859
Interest receivable	5	7
Investment in subsidiaries	467,173	458,462
Other assets	121	12,463

	$491,728	$488,839

Liabilities and Stockholders’ Equity
Other liabilities	$111	$965
Stockholders’ equity	491,617	487,874

	$491,728	$488,839

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information (continued)

CONDENSED STATEMENTS OF INCOME
	Years Ended June 30,
	2012	2011	2010
	(In Thousands)

Dividends from subsidiary	$6,000	$7,852	$6,000
Interest income	566	678	819
Equity in undistributed earnings of subsidiaries	(864)	-	645
Other noninterest income	-	(50)	-

	5,702	8,480	7,464

Interest expense	-	55	-
Directors’ compensation	124	121	128
Other expenses	526	452	411

	650	628	539

Income before Income Taxes	5,052	7,852	6,925

Income tax (benefit) expense	(26)	1	113

Net income	$5,078	$7,851	$6,812

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended June 30,
	2012	2011	2010
	(In Thousands)

Cash Flows from Operating Activities
Net income	$5,078	$7,851	$6,812
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	864	-	(645)
Amortization of premiums	14	28	29
Realized loss on sale of real estate owned	-	35	-
Decrease in interest receivable	2	6	5
Payments received on intercompany liabilities	12,469	1,238	3,073
Decrease (increase) in other assets	41	(44)	4
Decrease in interest payable	-	(24)	-
Increase (decrease) in other liabilities	1	(94)	(75)

Net Cash Provided by Operating Activities	18,469	8,996	9,203

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended June 30,
	2012	2011	2010
	(In Thousands)

Cash Flows from Investing Activities
Repayment of loan to ESOP	$1,489	$1,410	$1,335
Proceeds from sale of real estate owned	-	60	-
Principal repayments on mortgage-backed securities available for sale	697	1,364	1,223
Capital contributions to subsidiaries	-	(10)	(10)
Return of subsidiary investment	9	79,447	-
Cash paid in merger, net of cash received	-	(81,308)	-

Net Cash Provided by Investing Activities	2,195	963	2,548

Cash Flows from Financing Activities
Dividends paid to minority stockholders of Kearny Financial Corp.	(3,617)	(3,233)	(3,693)
Purchase of common stock of Kearny Financial Corp. for treasury	(8,464)	(4,462)	(8,753)
Repayment of subordinated debentures	-	(5,155)	-
Dividends contributed for payment of ESOP loan	160	141	107
Dividends paid on vested ESOP distribution	(1)	-	-

Net Cash Used in Financing Activities	(11,922)	(12,709)	(12,339)

Net Increase (decrease) in Cash and Cash Equivalents	8,742	(2,750)	(588)

Cash and Cash Equivalents - Beginning	6,260	9,010	9,598

Cash and Cash Equivalents - Ending	$15,002	$6,260	$9,010

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 – Net Income per Common Share (EPS)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Year Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$5,078

Basic earnings per share, income available to common stockholders	$5,078	66,495	$0.08
Effect of dilutive securities:
Stock options	-	-

Diluted earnings per share	$5,078	66,495	$0.08

	Year Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$7,851

Basic earnings per share, income available to common stockholders	$7,851	67,118	$0.12
Effect of dilutive securities:
Stock options	-	-

Diluted earnings per share	$7,851	67,118	$0.12

	Year Ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$6,812

Basic earnings per share, income available to common stockholders	$6,812	67,920	$0.10
Effect of dilutive securities:
Stock options	-	-

Diluted earnings per share	$6,812	67,920	$0.10

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 – Net Income per Common Share (EPS) (continued)

During the years ended June 30, 2012, 2011 and 2010, the average number of options which were anti-dilutive totaled approximately 3,221,000, 3,201,000 and 3,226,000, respectively.

Note 23 – Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2012 and 2011:

	Year Ended June 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)

Interest income	$25,181	$24,676	$24,534	$24,158
Interest expense	7,634	7,258	6,864	6,613

Net Interest Income	17,547	17,418	17,670	17,545

Provision for loan losses	1,065	1,323	1,257	2,105

Net Interest Income after Provision for Loan Losses	16,482	16,095	16,413	15,440

Non-interest income	1,276	(761)	382	1,248
Non-interest expenses	14,439	14,692	14,761	14,829

Income before Income Taxes	3,319	642	2,034	1,859

Income taxes	1,301	172	642	661

Net Income	$2,018	$470	$1,392	$1,198

Net income per common share:
Basic and diluted	$0.03	$0.01	$0.02	$0.02

Dividends declared per common share	$0.05	$0.05	$0.05	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	66,961	66,498	66,243	66,266

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 – Quarterly Results of Operations (Unaudited) (continued)

	Year Ended June 30, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)

Interest income	$22,943	$24,033	$26,427	$26,973
Interest expense	8,398	8,161	7,938	7,719

Net Interest Income	14,545	15,872	18,489	19,254

Provision for loan losses	1,251	876	1,391	1,110

Net Interest Income after Provision for Loan Losses	13,294	14,966	17,098	18,144

Non-interest income	632	774	1,084	2,357
Non-interest expenses	11,645	15,402	14,496	14,699

Income before Income Taxes	2,281	368	3,686	5,802

Income taxes	946	373	998	1,969

Net Income (Loss)	$1,335	$(5)	$2,688	$3,833

Net income per common share:
Basic and diluted	$0.02	$0.00	$0.04	$0.06

Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	67,219	67,042	67,054	67,107

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEARNY FINANCIAL CORP.
Dated: September 13, 2012		/s/ Craig L. Montanaro
	By:	Craig L. Montanaro President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on September 13, 2012 on behalf of the Registrant and in the capacities indicated.

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