Form 10-K/A
Kearny Financial Corp.
filed 2012-10-12
CIK 1295664

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

As of September 7, 2012 there were outstanding 66,898,140 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.           Portions of the definitive Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders. (Part III)

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report Form 10-K for the fiscal year ended June, 30, 2012 (“Form 10-K”), as filed with the Securities and Exchange Commission on September 13, 2012, is to furnish Exhibit 101 to the Form 10-K, which provides certain items from our Form 10-K formatted in Extensible Business Reporting Language (“XBRL”).

No other changes have been made to the Form 10-K other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART IV

Item 15. Exhibits, Financial Statement Schedules

*     *     *     *

(3)           The following exhibits are filed as part of this report:

3.1	Charter of Kearny Financial Corp.*
3.2	Bylaws of Kearny Financial Corp. **
4	Stock Certificate of Kearny Financial Corp*
10.1	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler**†
10.2	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones**†
10.3	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood**†
10.4	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi**†
10.5	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce**†
10.6	Employment Agreement between Kearny Federal Savings Bank and Craig Montanaro† ‡
10.7	Directors Consultation and Retirement Plan*†
10.8	Benefit Equalization Plan*†
10.9	Benefit Equalization Plan for Employee Stock Ownership Plan*†
10.10	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan ***†
10.11	Kearny Federal Savings Bank Director Life Insurance Agreement****†
10.12	Kearny Federal Savings Bank Executive Life Insurance Agreement****†
10.13	Kearny Financial Corp. Directors Incentive Compensation Plan*****†
10.14	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer******†
11	Statement regarding computation of earnings per share ‡
21	Subsidiaries of the Registrant ‡
23	Consent of ParenteBeard LLC ‡
31	Rule 13a-14(a)/15d-14(a) Certifications ‡

32	Section 1350 Certification ‡
101	Interactive Data Files ††
___________
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
††
Attached as Exhibits 101 to this Form 10-K/A Amendment No. 1 are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

‡	Previously filed.
*	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
**	Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008 (File No. 000-51093)
***	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204)
****	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on August 18, 2005. (File No. 000-51093).
*****	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on December 9, 2005. (File No. 000-51093).
******	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on June 30, 2011. (File No. 000-51093).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEARNY FINANCIAL CORP.
Dated: October 12, 2012		/s/ Craig L. Montanaro
	By:	Craig L. Montanaro President and Chief Executive Officer (Duly Authorized Representative)