Form 10-Q
period 2012-09-30
Kearny Financial Corp.
filed 2012-11-14
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004-3510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	973-244-4500

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 9, 2012.

$0.10 par value common stock - 66,820,340 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at September 30, 2012 and June 30, 2012 (Unaudited)	1

Consolidated Statements of Income for the Three Months
	Ended September 30, 2012 and September 30, 2011 (Unaudited)	2-3

Consolidated Statements of Comprehensive Income for the Three Months
	Ended September 30, 2012 and September 30, 2011 (Unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the
	Three Months Ended September 30, 2012 and September 30, 2011	5-6
(Unaudited)

	Consolidated Statements of Cash Flows for the Three Months	7-8
Ended September 30, 2012 and September 30, 2011 (Unaudited)

	Notes to Consolidated Financial Statements (Unaudited)	9-57

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	58-75

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	76-83

Item 4:	Controls and Procedures	84

PART II - OTHER INFORMATION		85-87

SIGNATURES		88

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data, Unaudited)

	September 30,	June 30,
	2012	2012
Assets

Cash and amounts due from depository institutions	$62,769	$38,028
Interest-bearing deposits in other banks	125,302	117,556

Cash and Cash Equivalents	188,071	155,584

Securities available for sale (amortized cost $14,475 and $14,613)	12,705	12,602
Securities held to maturity (estimated fair value $4,439 and $34,838)	4,368	34,662
Loans receivable, including unamortized yield adjustments of $(1,274) and $(1,654)	1,287,831	1,284,236
Less allowance for loan losses	(9,849)	(10,117)

Net Loans Receivable	1,277,982	1,274,119

Mortgage-backed securities available for sale (amortized cost $1,158,455 and $1,188,373)	1,207,231	1,230,104
Mortgage-backed securities held to maturity (estimated fair value $1,095 and $1,159)	1,027	1,090
Premises and equipment	38,118	38,677
Federal Home Loan Bank of New York (“FHLB”) stock	14,141	14,142
Interest receivable	8,278	8,395
Goodwill	108,591	108,591
Bank owned life insurance	49,501	48,615
Other assets	10,086	10,425

Total Assets	$2,920,099	$2,937,006
Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$166,028	$165,118
Interest-bearing	1,979,627	2,006,679

Total Deposits	2,145,655	2,171,797

Borrowings	250,286	249,777
Advance payments by borrowers for taxes	6,027	5,974
Deferred income tax liabilities, net	9,917	7,276
Other liabilities	11,510	10,565

Total Liabilities	2,423,395	2,445,389

Stockholders’ Equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none issued
and outstanding	-	-
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares
issued; 66,870,140 and 66,936,040 shares outstanding, respectively	7,274	7,274
Paid-in capital	215,582	215,539
Retained earnings	321,321	319,661
Unearned Employee Stock Ownership Plan shares; 642,509 shares
and 678,878 shares, respectively	(6,425)	(6,789)
Treasury stock, at cost; 5,867,360 shares and 5,801,460 shares, respectively	(68,311)	(67,664)
Accumulated other comprehensive income	27,263	23,596

Total Stockholders’ Equity	496,704	491,617

Total Liabilities and Stockholders’ Equity	$2,920,099	$2,937,006
See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended
	September 30,
	2012	2011

Interest Income
Loans	$15,776	$16,468
Mortgage-backed securities	7,003	7,982
Securities:
Taxable	226	492
Tax-exempt	6	44
Other interest-earning assets	195	195
Total Interest Income	23,206	25,181

Interest Expense
Deposits	4,277	5,592
Borrowings	2,054	2,042
Total Interest Expense	6,331	7,634

Net Interest Income	16,875	17,547

Provision for Loan Losses	339	1,065

Net Interest Income after Provision
for Loan Losses	16,536	16,482

Non-Interest Income
Fees and service charges	629	626
Gain on sale of loans	-	186
Loss on sale and write down of real estate owned	(294)	(36)
Income from bank owned life insurance	383	190
Electronic banking fees and charges	289	235
Miscellaneous	193	75
Total Non-Interest Income	1,200	1,276

Non-Interest Expenses
Salaries and employee benefits	8,812	8,161
Net occupancy expense of
premises	1,598	1,585
Equipment and systems	1,977	1,969
Advertising and marketing	286	301
Federal deposit insurance
premium	552	485
Directors’ compensation	167	166
Miscellaneous	1,881	1,772
Total Non-Interest Expenses	$15,273	$14,439

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended
	September 30,
	2012	2011

Income Before Income Taxes	$2,463	$3,319

Income Taxes	803	1,301

Net Income	$1,660	$2,018

Net Income per Common
Share (EPS):
Basic and Diluted	$0.03	$0.03

Weighted Average Number of
Common Shares Outstanding:
Basic and Diluted	66,256	66,961

Dividends Declared Per Common
Share	$-	$0.05

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2012	2011

Net Income	$1,660	$2,018

Other Comprehensive Income:

Unrealized gain on securities
available for sale, net of
deferred income tax expense of
2012 $2,934, 2011 $2,990	4,353	4,332

Benefit plans, net of deferred
income tax (benefit) expense of
2012 $(473), 2011 $120	(686)	173

Total Other Comprehensive Income	3,667	4,505

Total Comprehensive Income	$5,327	$6,523

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended September 30, 2011
(In Thousands, Except Per Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2011	67,851	$7,274	$215,258	$317,354	$(8,244)	$(59,200)	$15,432	$487,874

Net income	-	-	-	2,018	-	-	-	2,018

Other comprehensive income,
net of income tax	-	-	-	-	-	-	4,505	4,505

ESOP shares committed to be released
(36 shares)	-	-	(38)	-	364	-	-	326

Dividends contributed for payment of
ESOP loan	-	-	36	-	-	-	-	36

Stock option expense	-	-	11	-	-	-	-	11

Treasury stock purchases	(290)	-	-	-	-	(2,571)	-	(2,571)

Restricted stock plan shares earned
(4 shares)	-	-	42	-	-	-	-	42

Cash dividends declared ($0.05/ public share)	-	-	-	(786)	-	-	-	(786)

Balance - September 30, 2011	67,561	$7,274	$215,309	$318,586	$(7,880)	$(61,771)	$19,937	$491,455

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended September 30, 2012
(In Thousands, Except Per Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2012	66,936	$7,274	$215,539	$319,661	$(6,789)	$(67,664)	$23,596	$491,617

Net income	-	-	-	1,660	-	-	-	1,660

Other comprehensive income
net of income tax	-	-	-	-	-	-	3,667	3,667

ESOP shares committed to be released
(36 shares)	-	-	(8)	-	364	-	-	356

Dividends contributed for payment of
ESOP loan	-	-	(2)	-	-	-	-	(2)

Stock option expense	-	-	11	-	-	-	-	11

Treasury stock purchases	(66)	-	-	-	-	(647)	-	(647)

Restricted stock plan shares earned
(4 shares)	-	-	42	-	-	-	-	42

Balance - September 30, 2012	66,870	$7,274	$215,582	$321,321	$(6,425)	$(68,311)	$27,263	$496,704

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2012	2011

Cash Flows from Operating Activities:
Net income	$1,660	$2,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	653	642
Net amortization of premiums, discounts and loan fees and costs	2,763	1,691
Deferred income taxes	181	(268)
Amortization of intangible assets	37	41
Amortization of benefit plans’ unrecognized net loss	25	10
Provision for loan losses	339	1,065
Loss on write-down and sales of real estate owned	294	36
Realized gain on sale of loans	-	(186)
Proceeds from sale of loans	-	2,187
Realized gain on disposition of premises and equipment	(100)	-
Increase in cash surrender value of bank owned life insurance	(383)	(190)
ESOP, stock option plan and restricted stock plan expenses	409	379
Decrease in interest receivable	117	1,146
Decrease in other assets	820	2,379
Increase (decrease) in interest payable	22	(26)
(Decrease) increase in other liabilities	(216)	456

Net Cash Provided by Operating Activities	6,621	11,380

Cash Flows from Investing Activities:
Proceeds from calls and maturities of securities available for sale	-	25,544
Proceeds from repayments of securities available for sale	134	288
Purchase of securities held to maturity	(50)	(70)
Proceeds from calls and maturities of securities held to maturity	30,070	30,090
Proceeds from repayments of securities held to maturity	260	205
Purchase of loans	(4,144)	(4,056)
Net (increase) decrease in loans receivable	(1,647)	25,784
Proceeds from sale of real estate owned	996	-
Purchases of mortgage-backed securities available for sale	(72,891)	(78,902)
Principal repayments on mortgage-backed securities available for sale	99,659	61,329
Principal repayments on mortgage-backed securities held to maturity	66	57
Redemption of FHLB stock	1	1
Purchase of bank owned life insurance	(503)	-
Proceeds from cash settlement of premises and equipment	200	-
Additions to premises and equipment	(194)	(448)

Net Cash Provided By Investing Activities	$51,957	$59,822

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2012	2011

Cash Flows from Financing Activities:
Net decrease in deposits	$(26,041)	$(489)
Repayment of long-term FHLB advances	(21)	(19)
Increase in other short-term borrowings	567	206
Increase (decrease) in advance payments by borrowers for taxes	53	(14)
Dividends paid to stockholders of Kearny Financial Corp.	-	(801)
Purchase of common stock of Kearny Financial Corp. for treasury	(647)	(2,571)
Dividends contributed for payment of ESOP loan	(2)	36

Net Cash Used in Financing Activities	(26,091)	(3,652)

Net Increase in Cash and Cash Equivalents	32,487	67,550

Cash and Cash Equivalents – Beginning	155,584	222,580

Cash and Cash Equivalents – Ending	$188,071	$290,130

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$328	$(866)

Interest	$6,309	$7,660

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$1,809	$-

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiary, Kearny Federal Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, KFS Financial Services, Inc., KFS Investment Corp. and CJB Investment Corp. The Company conducts its business principally through the Bank.  Management prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant inter-company accounts and transactions during consolidation.

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, changes in stockholders’ equity and cash flows in conformity with GAAP.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three-month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statements of financial condition for June 30, 2012 was derived from the Company’s annual report on Form 10-K.  That data, along with the interim financial information presented in the consolidated statements of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the 2012 consolidated financial statements, including the notes thereto included in the Company’s annual report on Form 10-K.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended
	September 30. 2012
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)

Net income	$1,660
Basic earnings per share,
income available to
common stockholders	$1,660	66,256	$0.03
Effect of dilutive securities:
Stock options	-	-

	$1,660	66,256	$0.03

	Three Months Ended
	September 30. 2011
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)

Net income	$2,018
Basic earnings per share,
income available to
common stockholders	$2,018	66,961	$0.03
Effect of dilutive securities:
Stock options	-	-

	$2,018	66,961	$0.03

During the three months ended September 30, 2012 and September 30, 2011, the average number of options which were considered anti-dilutive totaled approximately 3,193,000 and 3,233,000, respectively.

4.  SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2012, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed and identified the following noteworthy event:

At the end of October, a severe hurricane swept through New Jersey and caused significant damage in our market area.  Due to the weather and power outages, we were forced to close all our offices for several days and some of branches were closed for more than one week.  None of our offices were significantly damaged as a result of the storm and all locations resumed normal operations by November 13, 2012.  However, we are still in the process of assessing the impact of the hurricane on our borrowers and the properties and other collateral securing their loans.  It is foreseeable that business disruptions and storm damage may make it difficult for some borrowers to service their loans in a timely manner.  Such factors may result in an increase in the level of nonperforming loans while adversely impacting earnings through potential reductions in interest income and additional provisions to the allowance for loans losses.  Additionally, the disruption of business may adversely impact our loan origination volume for the quarter ending December 31, 2012.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

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

6.  STOCK REPURCHASE PLANS

On March 23, 2012, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 802,780 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  Through September 30, 2012 the Company has repurchased a total of 101,700 shares in accordance with this repurchase plan at a total cost of $981,000 and at an average cost per share of $9.64.

7.  SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available for sale at September 30, 2012 and June 30, 2012 and stratification by contractual maturity of such securities at September 30, 2012 are presented below:

	At September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities available for sale:
Debt securities:
Trust preferred securities	$8,873	$-	$1,925	$6,948
U.S. agency securities	5,602	156	1	5,757

Total debt securities	14,475	156	1,926	12,705

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	2,295	30	-	2,325

Total collateralized mortgage
obligations	2,295	30	-	2,325

Mortgage pass-through securities:
Government National Mortgage
Association	10,414	912	16	11,310
Federal Home Loan Mortgage
Corporation	443,061	15,452	17	458,496
Federal National Mortgage Association	702,685	32,427	12	735,100

Total mortgage pass-through securities	1,156,160	48,791	45	1,204,906

Total mortgage-backed securities	1,158,455	48,821	45	1,207,231
Total securities available for sale	$1,172,930	$48,977	$1,971	$1,219,936

	At September 30, 2012
	Amortized Cost	Carrying Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	398	399
Due after ten years	14,077	12,306

Total	$14,475	$12,705

	At June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities available for sale:
Debt securities:
Trust preferred securities	$8,871	$-	$2,158	$6,713
U.S. agency securities	5,742	148	1	5,889

Total debt securities	14,613	148	2,159	12,602

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	2,493	30	-	2,523

Total collateralized mortgage
obligations	2,493	30	-	2,523

Mortgage pass-through securities:
Government National Mortgage
Association	10,804	903	17	11,690
Federal Home Loan Mortgage
Corporation	447,173	13,357	21	460,509
Federal National Mortgage Association	727,903	27,512	33	755,382

Total mortgage pass-through securities	1,185,880	41,772	71	1,227,581

Total mortgage-backed securities	1,188,373	41,802	71	1,230,104
Total securities available for sale	$1,202,986	$41,950	$2,230	$1,242,706

There were no sales of securities from the available for sale portfolio during the three months ended September 30, 2012 and September 30, 2011.  At September 30, 2012 and June 30, 2012, securities available for sale with carrying values of approximately $269.5 million and $292.8 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  As of those same dates, securities available for sale with carrying values of approximately $6.5 million and $7.2 million, respectively, were pledged to secure public funds on deposit.

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

8.  SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and estimated fair values of securities held to maturity at September 30, 2012 and June 30, 2012 and stratification by contractual maturity of such securities at September 30, 2012 are presented below:

	September 30, 2012
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$2,152	$69	$-	$2,221
Obligations of state and political
subdivisions	2,216	2	-	2,218

Total debt securities	4,368	71	-	4,439

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	36	5	-	41
Federal National Mortgage Association	470	56	-	526
Non-agency securities	141	1	12	130

Total collateralized mortgage
obligations	647	62	12	697

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	113	6	-	119
Federal National Mortgage Association	267	12	-	279

Total mortgage pass-through securities	380	18	-	398

Total mortgage-backed
securities	1,027	80	12	1,095

Total securities held to maturity	$5,395	$151	$12	$5,534

	At September 30, 2012
	Carrying Value	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$2,216	$2,218
Due after one year through five years	2,152	2,221
Due after five years through ten years	-	-
Due after ten years	-	-

Total	$4,368	$4,439

	At June 30, 2012
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$32,426	$172	$-	$32,598
Obligations of state and political
subdivisions	2,236	4	-	2,240

Total debt securities	34,662	176	-	34,838

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	38	5	-	43
Federal National Mortgage Association	511	62	-	573
Non-agency securities	146	-	13	133

Total collateralized mortgage
obligations	695	67	13	749

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	120	5	-	125
Federal National Mortgage Association	275	10	-	285

Total mortgage pass-through securities	395	15	-	410

Total mortgage-backed
securities	1,090	82	13	1,159

Total securities held to maturity	$35,752	$258	$13	$35,997

There were no sales of securities from the held to maturity portfolio during the three months ended September 30, 2012 and September 30, 2011.  At September 30, 2012 and June 30, 2012, held to maturity securities were not utilized as collateral for borrowings nor pledged to secure public funds on deposit.

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

9.  IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at September 30, 2012 and June 30, 2012.  The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented.  Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing the reported impairments as “temporary” versus “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
At September 30, 2012:
Trust preferred securities	$-	$-	$5,947	$1,925	$5,947	$1,925
U.S. agency securities	-	-	97	1	97	1
Mortgage pass-through securities	-	-	403	45	403	45

Total	$-	$-	$6,447	$1,971	$6,447	$1,971

At June 30, 2012:
Trust preferred securities	$-	$-	$5,713	$2,158	$5,713	$2,158
U.S. agency securities	-	-	116	1	116	1
Mortgage pass-through securities	3,173	13	922	58	4,095	71

Total	$3,173	$13	$6,751	$2,217	$9,924	$2,230

The number of available for sale securities with unrealized losses at September 30, 2012 totaled 18 comprising four single-issuer trust preferred securities, one U.S. agency security, and 13 mortgage pass-through securities.  The number of available for sale securities with unrealized losses at June 30, 2012 totaled 22 comprising four single-issuer trust preferred securities, one U.S. agency security and 17 mortgage pass-through securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
At September 30, 2012:
Collateralized mortgage obligations	$-	$-	$115	$12	$115	$12

Total	$-	$-	$115	$12	$115	$12

At June 30, 2012:
Collateralized mortgage obligations	13	1	120	12	133	13

Total	$13	$1	$120	$12	$133	$13

Held to maturity securities with unrealized losses at September 30, 2012 and June 30, 2012 comprised a total of nine and ten collateralized mortgage obligations, respectively.

Mortgage-backed Securities. The carrying value of the Company’s mortgage-backed securities totaled $1.2 billion at September 30, 2012 and comprised 98.6% of total investments and 41.4% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored entities such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

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

The market price of mortgage-backed securities, being the key measure of the fair value to an investor in such securities, is also influenced by the overall supply and demand for such securities in the marketplace.  Absent other factors, an increase in the demand for, or a decrease in the supply of a security increases its price.  Conversely, a decrease in the demand for, or an increase in the supply of a security decreases its price.  For example, during fiscal 2008 and fiscal 2009, the volatility and uncertainty in the marketplace had reduced the overall level of demand for mortgage-backed securities which generally had an adverse impact on their prices in the open market.  This was further exacerbated by many larger institutions shedding mortgage-related assets to shrink their balance sheets for capital adequacy purposes thereby increasing the supply of such securities.

Since fiscal 2010, however, institutional demand for mortgage-backed securities has increased reflecting greater stability and liquidity in the financial markets coupled with the intervention of the Federal Reserve as a buyer/holder of such securities.  Moreover, many financial institutions, including the Bank, are experiencing the effect of diminished loan origination volume resulting in increased institutional demand for mortgage-backed securities as investment alternatives to loans with market prices of agency mortgage-backed securities generally reflecting that increased institutional demand.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated while having both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Furthermore, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than their amortized cost.

In light of the factors noted above, the Company does not consider its U.S. agency mortgage-backed securities with unrealized losses at September 30, 2012 to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies, the Company held $141,000 of non-agency mortgage-backed securities at September 30, 2012.  Unlike agency mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

At September 30, 2012, the Company's remaining portfolio of ten non-agency CMOs held-to-maturity totaled $141,000 of which nine were impaired but retained their investment grade rating by one or more rating agencies as of that date.  The Company has not decided to sell the impaired securities as of September 30, 2012 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

In light of the factors noted above, the Company does not consider its balance of non-agency mortgage-backed securities with unrealized losses at September 30, 2012 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Securities.  The carrying value of the Company’s U.S. agency debt securities totaled $7.9 million at September 30, 2012 and comprised less than 1.0% of total investments and total assets as of that date.  Such securities are comprised of $2.2 million of U.S. agency debentures and $5.7 million of securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government sponsored entity.

With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debt securities are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on supply and demand.

With regard to interest rates, a majority of the Company’s SBA securities are variable rate investments whose interest coupons are generally based on the Prime index minus a margin.  Based upon the historically low level of short term market interest rates, of which the Prime index is one measure, the current yields on these securities are comparatively low.  Consequently, the fair value of the variable rate SBA securities, as determined based upon the market price of these securities, reflects the adverse effects of the historically low short term, market interest rates at September 30, 2012.

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

Unlike its SBA securities, the Company’s U.S. agency debentures are fixed rate investments whose fair values over time generally reflect movements in comparatively longer term market interest rates. At September 30, 2012, there were no unrealized losses applicable to the Company’s fixed rate, U.S. agency debentures.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated while having both the ability and intent, as of the periods presented, to hold the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Furthermore, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than their amortized cost.

In light of the factors noted above, the Company does not consider its balance of U.S. agency securities with unrealized losses at September 30, 2012 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities. The outstanding balance of the Company’s trust preferred securities totaled $6.9 million at September 30, 2012 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of September 30, 2012, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

Specifically, impairments associated with investment-grade trust preferred securities are generally categorized as “noncredit-related” given the nominal level of credit losses that would be expected based upon such ratings.  At September 30, 2012, the Company owned two securities at an amortized cost of $2.9 million that were consistently rated as investment grade by Moody’s and Standard & Poor’s Financial Services (“S&P”).  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month Libor plus a margin.  Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at September 30, 2012.

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

At September 30, 2012, the Company owned two securities at an amortized cost of $4.9 million that were rated as below investment grade by both S&P and Moody’s.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

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

In light of the factors noted above, the Company does not consider its investments in trust preferred securities with unrealized losses at September 30, 2012 to be “other-than-temporarily” impaired as of that date.

At September 30, 2012 and June 30, 2012, the Company held no securities on which credit-related OTTI had been recognized in earnings.

10.  LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

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

At September 30, 2012, the remaining outstanding principal balance and carrying amount of the acquired credit-impaired loans totaled approximately $10,736,000 and $6,965,000, respectively.  By comparison, at June 30, 2012, the remaining outstanding principal balance and carrying amount of such loans totaled approximately $12,586,000 and $8,439,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $1,806,000 and $2,967,000 at September 30, 2012 and June 30, 2012, respectively.

The balance of the allowance for loan losses at September 20, 2012 and June 30, 2012 included approximately $23,000 and $59,000 of valuation allowances, respectively, for a specifically identified impairment attributable to acquired credit-impaired loans .  The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition.

The following table present the changes in the accretable yield relating to the acquired credit-impaired loans for the three months ended September 30, 2012 and September 30, 2011.

	Three Months Ended September 30, 2012 (in thousands)	Three Months Ended September 30, 2011 (in thousands)
Beginning balance	$1,461	$1,718
Accretion to interest income	(188)	(97)
Disposals	(91)	-
Reclassifications from/(to) nonaccretable difference	-	-
Ending balance	$1,182	$1,621

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

In the past, the Company’s impaired loans with impairment were characterized by “split classifications” (ex. Substandard/Loss) with all loan impairment being ascribed a “Loss” classification by default and charge offs being recorded against the allowance for loan loss at the time such losses were realized.  For loans primarily secured by real estate, which have historically comprised over 90% of the Company’s loan portfolio, the recognition of impairments as “charge offs” typically coincided with the foreclosure of the property securing the impaired loan at which time the property was brought into real estate owned at its fair value, less estimated selling costs, and any portion of the loan’s carrying value in excess of that amount was charged off against the allowance for loan losses.

During the prior year ended June 30, 2012, the Bank modified its loan classification and charge off practices to more closely align them to those of other institutions regulated by the Office of the Comptroller of the Currency (“OCC”).  The OCC succeeded the Office of Thrift Supervision (“OTS”) as the Bank’s primary regulator effective July 21, 2011.  The classification of loan impairment as “Loss” is now based upon a confirmed expectation for loss, rather than simply equating impairment with a “Loss” classification by default.  For loans primarily secured by real estate, the expectation for loss is generally confirmed when: (a) impairment is identified on a loan individually evaluated in the manner described below; and, (b) the loan is presumed to be collateral-dependent such that the source of loan repayment is expected to arise solely from sale of the collateral securing the applicable loan.  Impairment identified on non-collateral-dependent loans may or may not be eligible for a “Loss” classification depending upon the other salient facts and circumstances that affect the manner and likelihood of loan repayment. However, loan impairment that is classified as “Loss” is now charged off against the ALLL concurrent with that classification rather than deferring the charge off of confirmed expected losses until they are “realized”.

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

Valuation allowances established through the second tier of the loss measurement process utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of the Company’s loan portfolio.  These segments aggregate homogeneous subsets of loans with similar risk characteristics based upon loan type.  For allowance for loan loss calculation and reporting purposes, the Company currently stratifies its loan portfolio into seven primary segments: residential mortgage loans, commercial mortgage loans, construction loans, commercial business loans, home equity loans, home equity lines of credit and other consumer loans.  Each primary segment is further stratified to distinguish between loans originated and purchased through third parties from loans acquired through business combinations.  Commercial business loans include secured and unsecured loans as well as loans originated through SBA programs. Additional criteria may be used to further group loans with common risk characteristics. For example, such criteria may distinguish between loans secured by different collateral types or separately identify loans supported by government guarantees such as those issued by the SBA.

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

For the Company’s secured loans, the condition of collateral dependency generally serves as the basis upon which a “Loss” classification is ascribed to a loan’s impairment thereby confirming an expected loss and triggering charge off of that impairment.  While the facts and circumstances that affect the manner and likelihood of repayment vary from loan to loan, the Company generally considers the referral of a loan to foreclosure, coupled with the absence of other viable sources of loan repayment, to be demonstrable evidence of collateral dependency.  Depending upon the nature of the collections process applicable to a particular loan, an early determination of collateral dependency could result in a nearly concurrent charge off of a newly identified impairment.  By contrast, a presumption of collateral dependency may only be determined after the completion of lengthy loan collection and/or workout efforts, including bankruptcy proceedings, which may extend several months or more after a loan’s impairment is first identified.

Regardless, the recognition of charge offs based upon confirmed expected losses rather than realized losses has generally accelerated the timing of their recognition compared to prior years.  Toward that end, the adoption of this change to the Company’s ALLL methodology during the quarter ended December 31, 2011 resulted in the charge off of approximately $4.2 million of confirmed expected losses for which valuation allowances had been established for impairments identified during prior periods.  Such charge offs comprised a substantial portion of the $7.5 million of total charge offs recognized during the prior fiscal year ended June 30, 2012.  The historical loss factors used in the Company’s allowance for loan loss calculations were updated to reflect these charge offs and have continued to reflect the charge off of confirmed expected losses since that time.

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

The following tables present the balance of the allowance for loan losses at September 30, 2012 and June 30, 2012 based upon the calculation methodology described above.  The table identifies the valuation allowances attributable to identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as those valuation allowances for impairments on loans evaluated collectively.  The underlying balance of loans receivable applicable to each category is also presented.  The balance of loans receivable reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable at September 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$958	$392	$-	$-	$113	$-	$-	$1,463
Loans collectively evaluated for impairment	3,155	2,674	206	228	266	35	12	6,576
Allowance for loan losses on originated and purchased loans	4,113	3,066	206	228	379	35	12	8,039
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	23	-	-	-	23
Other acquired loans individually evaluated for impairment	-	228	-	843	-	-	-	1,071
Loans collectively evaluated for impairment	2	298	26	307	50	32	1	716
Allowance for loan losses on loans acquired at fair value	2	526	26	1,173	50	32	1	1,810
Total allowance for loan losses	$4,115	$3,592	$232	$1,401	$429	$67	$13	$9,849

Allowance for Loan Losses and Loans Receivable at September 30, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the three months ended September 30, 2012:
At June 30, 2012:
Allocated	$4,572	$3,443	$277	$1,310	$447	$54	$14	$10,117
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	4,572	3,443	277	1,310	447	54	14	10,117
Total charge offs	(499)	(13)	-	(116)	(6)	-	(1)	(635)
Total recoveries	9	-	-	17	-	2	-	28
Total allocated provisions	33	162	(45)	190	(12)	11	-	339
Total unallocated provisions	-	-	-	-	-	-	-	-
At September 30, 2012:
Allocated	4,115	3,592	232	1,401	429	67	13	9,849
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$4,115	$3,592	$232	$1,401	$429	$67	$13	$9,849

Allowance for Loan Losses and Loans Receivable at September 30, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the three months ended September 30, 2011:
At June 30, 2011:
Allocated	$6,644	$3,336	$289	$880	$322	$49	$14	$11,534
Unallocated	-	-	-	-	-	-	-	233
Total allowance for loan losses	6,644	3,336	289	880	322	49	14	11,767

Charge offs against general valuation allowances	(135)	-	-	(6)	(41)	-	(2)	(184)
Charge offs against specific valuation allowances	(610)	-	-	-	-	-	-	(610)
Total charge offs	(745)	-	-	(6)	(41)	-	(2)	(794)
Total recoveries	-	-	-	-	2	-	-	2
Allocated provisions	846	(30)	(48)	230	57	6	4	1,065
Unallocated provisions	-	-	-	-	-	-	-	-
Total provisions	846	(30)	(48)	230	57	6	4	1,065
At September 30, 2011:
Allocated	6,745	3,306	241	1,104	340	55	16	11,807
Unallocated	-	-	-	-	-	-	-	233
Total allowance for loan losses	$6,745	$3,306	$241	$1,104	$340	$55	$16	$12,040

Allowance for Loan Losses and Loans Receivable at September 30, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$15,782	$8,345	$507	$1,067	$917	$-	$-	$26,618
Loans collectively evaluated for impairment	531,020	362,166	10,412	23,949	73,432	10,439	4,482	1,015,900
Total originated and purchased loans	546,802	370,511	10,919	25,016	74,349	10,439	4,482	1,042,518
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	1,309	316	5,340	-	-	-	6,965
Other acquired loans individually evaluated for impairment	417	2,295	935	2,415	914	-	-	6,976
Loans collectively evaluated for impairment	1,502	137,841	5,948	50,995	16,958	19,216	186	232,646
Total loans acquired at fair value	1,919	141,445	7,199	58,750	17,872	19,216	186	246,587
Total loans	$548,721	$511,956	$18,118	$83,766	$92,221	$29,655	$4,668	1,289,105
Unamortized yield adjustments								(1,274)
Loans receivable								$1,287,831

Allowance for Loan Losses and Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$1,240	$424	$-	$-	$105	$-	$-	$1,769
Loans collectively evaluated for impairment	3,330	2,594	264	223	278	34	13	6,736
Allowance for loan losses on originated and purchased loans	4,570	3,018	264	223	383	34	13	8,505
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	59	-	-	-	59
Other acquired loans individually evaluated for impairment	-	243	-	717	22	-	-	982
Loans collectively evaluated for impairment	2	182	13	311	42	20	1	571
Allowance for loan losses on loans acquired at fair value	2	425	13	1,087	64	20	1	1,612
Total allowance for loan losses	$4,572	$3,443	$277	$1,310	$447	$54	$14	$10,117

Allowance for Loan Losses and Loans Receivable at June 30, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$16,383	$7,979	$507	$1,068	$880	$25	$-	$26,842
Loans collectively evaluated for impairment	544,514	330,871	11,737	23,432	75,827	10,016	3,840	1,000,237
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	1,513	480	6,446	-	-	-	8,439
Other acquired loans individually evaluated for impairment	417	3,066	935	1,288	850	168	-	6,724
Loans collectively evaluated for impairment	1,532	141,505	6,633	56,180	18,275	19,321	202	243,648
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	1,285,890
Unamortized yield adjustments								(1,654)
Loans receivable								$1,284,236

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at September 30, 2012 and June 30, 2012.

Credit-Rating Classification of Loans Receivable at September 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Non-classified	$529,706	$358,828	$10,192	$23,649	$73,177	$10,320	$4,480	$1.010,352
Classified:
Special mention	481	1,655	220	300	255	29	1	2,941
Substandard	16,615	9,710	507	1,067	917	90	1	28,907
Doubtful	-	318	-	-	-	-	-	318
Loss	-	-	-	-	-	-	-	-
Total classified loans	17,096	11,683	727	1,367	1,172	119	2	32,166
Total originated and purchased loans	546,802	370,511	10,919	25,016	74,349	10,439	4,482	1,042,518
Loans acquired at fair value
Non-classified	1,502	129,490	2,799	45,026	16,812	19,216	183	215,028
Classified:
Special mention	-	5,753	3,149	5,838	147	-	-	14,887
Substandard	417	6,202	1,251	7,333	913	-	3	16,119
Doubtful	-	-	-	553	-	-	-	553
Loss	-	-	-	-	-	-	-	-
Total classified loans	417	11,955	4,400	13,724	1,060	-	3	31,559
Total loans acquired at fair value	1,919	141,445	7,199	58,750	17,872	19,216	186	246,587
Total loans	$548,721	$511,956	$18,118	$83,766	$92,221	$29,655	$4,668	$1,289,105

Credit-Rating Classification of Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Non-classified	$542,704	$324,501	$11,588	$23,114	$75,602	$9,897	$3,837	$991,243
Classified:
Special mention	971	3,925	149	318	225	30	2	5,620
Substandard	17,222	10,099	507	1,068	880	114	1	29,891
Doubtful	-	325	-	-	-	-	-	325
Loss	-	-	-	-	-	-	-	-
Total classified loans	18,193	14,349	656	1,386	1,105	144	3	35,836
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Non-classified	1,532	132,810	5,062	48,131	18,275	19,321	196	225,327
Classified:
Special mention	-	5,791	1,571	7,314	-	-	1	14,677
Substandard	417	7,483	1,415	7,902	850	168	5	18,240
Doubtful	-	-	-	567	-	-	-	567
Loss	-	-	-	-	-	-	-	-
Total classified loans	417	13,274	2,986	15,783	850	168	6	33,484
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	$1,285,890

Contractual Payment Status of Loans Receivable at September 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Current	$529,294	$363,124	$10,412	$23,940	$74,112	$10,439	$4,449	$1,015,770
Past due:
30-59 days	5,168	415	-	-	33	-	2	5,618
60-89 days	189	943	-	9	95	-	30	1,266
90+ days	12,151	6,029	507	1,067	109	-	1	19,864
Total past due	17,508	7,387	507	1,076	237	-	33	26,748
Total originated and purchased loans	546,802	370,511	10,919	25,016	74,349	10,439	4,482	1,042,518
Loans acquired at fair value
Current	1,502	135,794	5,948	52,965	16,842	18,873	159	232,083
Past due:
30-59 days	-	3,572	-	2,220	410	343	25	6,570
60-89 days	-	-	-	112	27	-	2	141
90+ days	417	2,079	1,251	3,453	593	-	-	7,793
Total past due	417	5,651	1,251	5,785	1,030	343	27	14,504
Total loans acquired at fair value	1,919	141,445	7,199	58,750	17,872	19,216	186	246,587
Total loans	$548,721	$511,956	$18,118	$83,766	$92,221	$29,655	$4,668	$1,289,105

Contractual Payment Status of Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Current	$544,772	$332,541	$11,487	$23,319	$76,366	$10,016	$3,806	$1,002,307
Past due:
30-59 days	3,254	27	-	113	144	-	11	3,549
60-89 days	476	275	250	-	38	-	22	1,061
90+ days	12,395	6,007	507	1,068	159	25	1	20,162
Total past due	16,125	6,309	757	1,181	341	25	34	24,772
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Current	1,532	142,439	6,797	56,887	17,895	19,250	183	244,983
Past due:
30-59 days	-	-	-	2,708	704	71	13	3,496
60-89 days	-	218	-	1,188	-	-	1	1,407
90+ days	417	3,427	1,251	3,131	526	168	5	8,925
Total past due	417	3,645	1,251	7,027	1,230	239	19	13,828
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	$1,285,890

The following tables present information relating to the Company’s nonperforming and impaired loans at September 30, 2012 and June 30, 2012.  Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable at September 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Performing	$534,428	$362,166	$10,412	$23,949	$74,104	$10,439	$4,481	$1,019,979
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	12,374	8,345	507	1,067	245	-	1	22,539
Total nonperforming	12,374	8,345	507	1,067	245	-	1	22,539
Total originated and purchased loans	546,802	370,511	10,919	25,016	74,349	10,439	4,482	1,042,518
Loans acquired at fair value
Performing	1,502	139,366	5,948	55,263	17,279	19,216	186	238,760
Nonperforming:
90+ days past due accruing	-	-	-	454	-	-	-	454
Nonaccrual	417	2,079	1,251	3,033	593	-	-	7,373
Total nonperforming	417	2,079	1,251	3,487	593	-	-	7,827
Total loans acquired at fair value	1,919	141,445	7,199	58,750	17,872	19,216	186	246,587
Total loans	$548,721	$511,956	$18,118	$83,766	$92,221	$29,655	$4,668	$1,289,105

Performance Status of Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Performing	$546,397	$330,871	$11,737	$23,432	$76,249	$10,016	$3,839	$1,002,541
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	14,500	7,979	507	1,068	458	25	1	24,538
Total nonperforming	14,500	7,979	507	1,068	458	25	1	24,538
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Performing	1,532	142,657	6,797	60,748	18,599	19,321	197	249,851
Nonperforming:
90+ days past due accruing	-	398	-	293	-	-	-	691
Nonaccrual	417	3,029	1,251	2,873	526	168	5	8,269
Total nonperforming	417	3,427	1,251	3,166	526	168	5	8,960
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	$1,285,890

Impairment Status of Loans Receivable at September 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$531,020	$362,166	$10,412	$23,949	$73,432	$10,439	$4,482	$1,015,900
Impaired loans:
Impaired loans with no allowance for impairment	11,148	6,407	507	1,067	793	-	-	19,922
Impaired loans with allowance for impairment:
Unpaid principal balance	4,634	1,938	-	-	124	-	-	6,696
Allowance for impairment	(958)	(392)	-	-	(113)	-	-	(1,463)
Balance of impaired loans net of allowance for impairment	3,676	1,546	-	-	11	-	-	5,233
Total impaired loans, excluding allowance	15,782	8,345	507	1,067	917	-	-	26,618
Total originated and purchased loans	546,802	370,511	10,919	25,016	74,349	10,439	4,482	1,042,518
Loans acquired at fair value
Non-impaired loans	1,502	137,841	5,948	50,995	16,958	19,216	186	232,646
Impaired loans:
Impaired loans with no allowance for impairment	417	2,375	1,251	6,662	914	-	-	11,619
Impaired loans with allowance for impairment:
Unpaid principal balance	-	1,229	-	1,093	-	-	-	2,322
Allowance for impairment	-	(228)	-	(866)	-	-	-	(1,094)
Balance of impaired loans net of allowance for impairment	-	1,001	-	227	-	-	-	1,228
Total impaired loans, excluding allowance	417	3,604	1,251	7,755	914	-	-	13,941
Total loans acquired at fair value	1,919	141,445	7,199	58,750	17,872	19,216	186	246,587
Total loans	$548,721	$511,956	$18,118	$83,766	$92,221	$29,655	$4,668	$1,289,105

Impairment Status of Loans Receivable at September 30, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$21,066	$8,516	$525	$1,105	$944	$-	$-	$32,156
Loans acquired at fair value	417	4,091	1,763	10,645	933	-	-	17,849
Total impaired loans	$21,483	$12,607	$2,288	$11,750	$1,877	$-	$-	$50,005

For the three months ended September 30, 2012
Average balance of impaired loans	$16.359	$12.332	$1.840	$9.000	$1.790	$48	$-	$41.369
Interest earned on impaired loans	$40	$58	$-	$91	$13	$3	$-	$205

For the three months ended September 30, 2011
Average balance of impaired loans	$16,687	$10,783	$1,914	$11,815	$603	$193	$-	$41,995
Interest earned on impaired loans	$252	$6	$-	$60	$-	$-	$-	$318

Impairment Status of Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$544,514	$330,871	$11,737	$23,432	$75,827	$10,016	$3,840	$1,000,237
Impaired loans:
Impaired loans with no allowance for impairment	10,779	6,007	507	1,068	755	25	-	19,141
Impaired loans with allowance for impairment:
Unpaid principal balance	5,604	1,972	-	-	125	-	-	7,701
Allowance for impairment	(1,240)	(424)	-	-	(105)	-	-	(1,769)
Balance of impaired loans net of allowance for impairment	4,364	1,548	-	-	20	-	-	5,932
Total impaired loans, excluding allowance	16,383	7,979	507	1,068	880	25	-	26,842
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Non-impaired loans	1,532	141,505	6,633	56,180	18,275	19,321	202	243,648
Impaired loans:
Impaired loans with no allowance for impairment	417	3,115	1,415	6,849	786	168	-	12,750
Impaired loans with allowance for impairment:
Unpaid principal balance	-	1,464	-	885	64	-	-	2,413
Allowance for impairment	-	(243)	-	(776)	(22)	-	-	(1,041)
Balance of impaired loans net of allowance for impairment	-	1,221	-	109	42	-	-	1,372
Total impaired loans, excluding allowance	417	4,579	1,415	7,734	850	168	-	15,163
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	$1,285,890

Impairment Status of Loans Receivable at June 30, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$21,995	$8,124	$525	$1,105	$903	$25	$-	$32,677
Loans acquired at fair value	417	5,090	1,960	10,937	869	168	-	19,441
Total impaired loans	$22,412	$13,214	$2,485	$12,042	$1,772	$193	$-	$52,118

All impaired loans are reviewed individually for impairment in accordance with the Company’s allowance for loan loss calculation methodology described earlier. The Company has identified a total of $31.5 million of impaired loans for which no allowance for impairment was recognized at September 30, 2012.  As highlighted in the table above, approximately $11.6 million of these loans were originally acquired through business combinations.  Any impairment identified at the time of acquisition relating to these loans was reflected as an adjustment to their fair value at that time.

The remaining $19.9 million of loans reported as impaired with no allowance for impairment represent those originated or purchased in the secondary market by the Company.  These loans reflect, in part, the Company’s practice of identifying all “non-homogeneous” loans on nonaccrual status as impaired in acknowledgment of the probable non-receipt of interest accrued in accordance with the loans’ contractual terms.  Despite the nonaccrual and impaired statuses, however, the individual analyses performed on these loans indicate that no additional impairment charge is necessary.  Such loans also include loans for which previously identified impairments have been fully charged off.

The Company’s loans reported above as impaired with no allowance for impairment are primarily secured by real estate and, to a lesser degree, other forms of collateral.  As noted earlier, the impairment analyses performed on these loans generally utilize the fair value of the securing collateral, less certain estimated selling costs, as a measurement proxy for the fair value of the loan as a practical expedient.  Based upon that assumption, at September 30, 2012 the Company would expect to recover the net carrying value of its loans identified as impaired without allowance for impairment through the liquidation of the collateral.  However, continued deterioration in real estate values could result in the identification of impairment in the future attributable to these loans resulting in additional provisions to the allowance for loan losses.

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

The following table presents information regarding the restructuring of the Company’s troubled debts during the three months ended September 30, 2012 and September 30, 2011 and any defaults during those periods of TDRs that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable at September 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(in Thousands)
Troubled debt restructuring activity for the three months ended September 30, 2012
Originated and purchased loans
Number of loans	-	-	-	-	1	-	-	1
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$99	$-	$-	$99
Post-modification outstanding recorded investment	-	-	-	-	94	-	-	94
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	7	-	-	7
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	-
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	-	-	-	-
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable at September 30, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Troubled debt restructuring activity for the three months ended September 30, 2011
Originated and purchased loans
Number of loans	5	-	-	-	1	-	-	6
Pre-modification outstanding recorded investment	$1,420	$-	$-	$-	$115	$-	$-	$1,535
Post-modification outstanding recorded investment	1,360	-	-	-	105	-	-	1,465
Charge offs against the allowance for loan loss for impairment recognized at modification	134	-	-	-	10	-	-	144
Loans acquired at fair value
Number of loans	-	-	-	-	1	-	-	1
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$129	$-	$-	$129
Post-modification outstanding recorded investment	-	-	-	-	103	-	-	103
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	25	-	-	25
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

The manner in which the terms of a loan are modified through a troubled debt restructuring generally include one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

11.  BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months
	Ended September 30,
	2012	2011
	(In Thousands)

Service cost	$58	$39
Interest cost	77	85
Amortization of unrecognized past service
liability	12	16
Amortization of unrecognized net actuarial
loss (gain)	13	(6)

Net periodic benefit expense	$160	$134

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

The assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At September 30, 2012:
Debt securities available for sale:

Trust preferred securities	$-	$5,948	$1,000	$6,948
U.S. agency securities	-	5,757	-	5,757
Total debt securities	-	11,705	1,000	12,705

Mortgage-backed securities available for sale:

Collateralized mortgage obligations:
Federal National Mortgage Association	-	2,325	-	2,325
Mortgage pass-through securities:
Government National Mortgage Association	-	11,310	-	11,310
Federal Home Loan Mortgage Corporation	-	458,496	-	458,496
Federal National Mortgage Association	-	735,100	-	735,100
Total mortgage-backed securities	-	1,207,231	-	1,207,231

Total securities available for sale	$-	$1,218,936	$1,000	$1,219,936

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2012:
Debt securities available for sale:

Trust preferred securities	$-	$5,713	$1,000	$6,713
U.S. agency securities	-	5,889	-	5,889
Total debt securities	-	11,602	1,000	12,602

Mortgage-backed securities available for sale:

Collateralized mortgage obligations:
Federal National Mortgage Association	-	2,523	-	2,523
Mortgage pass-through securities:
Government National Mortgage Association	-	11,690	-	11,690
Federal Home Loan Mortgage Corporation	-	460,509	-	460,509
Federal National Mortgage Association	-	755,382	-	755,382
Total mortgage-backed securities	-	1,230,104	-	1,230,104

Total securities available for sale	$-	$1,241,706	$1,000	$1,242,706

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

The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs.  It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028.  Generally management has been unable to obtain a market quote due to a lack of trading activity for this security.  Consequently, the security’s fair value as reported at September 20, 2012 and June 30, 2012 is based upon the present value of its expected future cash flows assuming the security continues to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

For the three months ended September 30, 2012, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis.  For that same period, there were no transfers of assets or liabilities within the fair valuation measurement hierarchy between Level 1 and Level 2 inputs.

The assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At September 30, 2012
Impaired loans	$-	$-	$13,179	$13,179
Real estate owned	-	-	229	229

At June 30, 2012
Impaired loans	$-	$-	$14,026	$14,026
Real estate owned	-	-	3,129	3,129

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
At September 30, 2012
Impaired loans	$13,179	Market valuation of underlying collateral (1)	Direct disposal costs (3)	6% - 10%
Real estate owned	$229	Market valuation property (2)	Direct disposal costs (3)	6% - 10%

At June 30, 2012
Impaired loans	$14,026	Market valuation of underlying collateral (1)	Direct disposal costs (3)	6% - 10%
Real estate owned	$3,129	Market valuation property (2)	Direct disposal costs (3)	6% - 10%
(1) The fair value basis of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
(2)     The fair value basis of real estate owned is generally determined based upon the lower of an independent appraisal of the property’s market value or the applicable listing price or contracted sales price.

(3)     The fair value basis of impaired loans and real estate owned is adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions and title transfer fees, with such cost estimates generally ranging from 6% to 10% of collateral or property market value.

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement, and are not otherwise considered ineligible for individual impairment analysis due to their homogenous nature, are generally considered impaired.  Given that the Company’s loans are generally secured by real estate or other form of collateral an impaired loan’s market value is typically measured based on the value of the collateral securing the loan and is therefore classified at a Level 3 in the fair value hierarchy.  Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s guidance on accounting by creditors for impairment of a loan with the fair value estimated using the market value of the collateral reduced by estimated selling costs.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

At September 30, 2012, impaired loans valued using Level 3 inputs comprised loans with carrying values totaling $15.8 million and valuation allowances of $2.6 million reflecting fair values of $13.2 million.  By comparison, at June 30, 2012, impaired loans valued using Level 3 inputs comprised loans with carrying values totaling $16.8 million and valuation allowances of $2.8 million reflecting fair values of $14.0 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At September 30, 2012, real estate owned whose carrying value was written down utilizing Level 3 inputs during the first three months of fiscal 2013 included one property with a fair value totaling $229,000.  By comparison, at June 30, 2012 real estate owned whose carrying value was written down utilizing Level 3 inputs during fiscal 2012 included five properties with fair values totaling $3.1 million.

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments at September 30, 2012 and June 30, 2012:

Cash and Cash Equivalents, Interest Receivable and Interest Payable.  The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities.  See the discussion presented on Page 52 concerning assets measured at fair value on a recurring basis.

Loans Receivable.  Except for certain impaired loans as previously discussed, the fair value of loans receivable is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

FHLB of New York Stock. The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

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

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented on Page 73.

The carrying amounts and estimated fair values of financial instruments are as follows:

	Carrying Amount and Fair Value Measurements at September 30, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Financial assets:
Cash and cash equivalents	$188,071	$188,071	$188,071	$-	$-
Securities available for sale	12,705	12,705	-	11,705	1,000
Securities held to maturity	4,368	4,439	-	4,439	-
Loans receivable	1,277,982	1,313,599	-	-	1,313,599
Mortgage-backed securities available for sale	1,207,231	1,207,231	-	1,207,231	-
Mortgage-backed securities held to maturity	1,027	1,095	-	1,095	-
FHLB of New York stock	14,141	14,141	-	-	14,141
Interest receivable	8,278	8,278	8,278	-	-

Financial liabilities:
Deposits (A)	2,145,655	2,154,480	1,080,139	-	1,074,341
Borrowings	250,286	279,267	-	-	279,267
Interest payable on borrowings	999	999	999	-	-

(A)	Includes accrued interest payable on deposits of $46,773 at September 30, 2012.

	Carrying Amount and Fair Value Measurements at June 30, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Financial assets:
Cash and cash equivalents	$155,584	$155,584	$155,584	$-	$-
Securities available for sale	12,602	12,602	-	11,602	1,000
Securities held to maturity	34,662	34,838	-	34,838	-
Loans receivable	1,274,119	1,307,948	-	-	1,307,948
Mortgage-backed securities available for sale	1,230,104	1,230,104	-	1,230,104	-
Mortgage-backed securities held to maturity	1,090	1,159	-	1,159	-
FHLB of New York stock	14,142	14,142	-	-	14,142
Loan servicing rights	445	445	-	-	445
Interest receivable	8,395	8,395	8,395	-	-

Financial liabilities:
Deposits (A)	2,171,797	2,182,098	1,066,870	-	1,115,228
Borrowings	249,777	278,296	-	-	278,296
Interest payable on borrowings	967	967	967	-	-

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include certain forward-looking statements based on current management expectations.  Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms.  The actual results of the Company could differ materially from those management expectations.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities.  Additional potential factors include changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of the Company.  Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.  Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2012 and June 30, 2012

General.  Total assets decreased by $16.9 million to $2.92 billion at September 30, 2012 from $2.94 billion at June 30, 2012.  The decrease in total assets was primarily reflected in the decline in the balance of mortgage-backed and non-mortgage-backed securities that was partially offset by an increase in the balance of cash and cash equivalents.  The net decrease in total assets was complemented by a decrease in the balance of deposits that was partially offset by an increase in stockholders’ equity.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, increased by $32.5 million to $188.1 million at September 30, 2012 from $155.6 million at June 30, 2012.  The increase in the balance of cash and cash equivalents largely reflects the repayment in full of callable agency debentures during the final month of the quarter ended September 30, 2012 coupled with accelerating prepayments of mortgage-backed securities during that quarter.  Such cash flows are generally expected to be re-deployed into the investment securities portfolio during the subsequent quarter ending December 31, 2012.

In light of the historically low level of short term interest rates, the Company generally expects to continue maintaining the average balance of interest-earning cash and equivalents at comparatively lower levels than had been reported one year earlier.  Management will continue to monitor the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives – particularly those relating to the expansion of its commercial lending functions.  The Company may alter its liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

Securities Available for Sale.  Non-mortgage-backed securities classified as available for sale increased by $103,000 to $12.7 million at September 30, 2012 from $12.6 million at June 30, 2012.  The net increase in the portfolio primarily reflected a decline in the net unrealized loss within the portfolio that was partially offset by the repayment of amortizing securities during the first three months of fiscal 2013.  At September 30, 2012, the available for sale non-mortgage-backed securities portfolio consisted of $6.9 million of single issuer trust preferred securities and $5.8 million of SBA pass-through certificates with amortized costs of $8.9 million and $5.6 million, respectively.

The net unrealized loss for this portfolio decreased by $241,000 to $1.8 million at September 30, 2012 from $2.0 million at June 30, 2012.  The decrease in the net unrealized loss was primarily attributable to an increase in the fair value of the Company’s investment in single issuer, trust preferred securities whose unrealized losses decreased by $233,000 to $1.9 million at September 30, 2012 from $2.2 million at June 30, 2012.  As discussed in greater detail in the notes to consolidated financial statements, management has concluded that the impairment within this segment of the portfolio is not “other-than-temporary” at September 30, 2012.

Additional information regarding available for sale securities at September 30, 2012 is presented in Note 7 and Note 9 to consolidated financial statements.

Securities Held to Maturity.  Non-mortgage-backed securities classified as held to maturity decreased by $30.3 million to $4.4 million at September 30, 2012 from $34.7 million at June 30, 2012.  The net decline in the balance of the portfolio primarily reflected the repayment of U.S. agency debentures called by the issuers prior to their maturities.  At September 30, 2012, the held to maturity non-mortgage-backed securities portfolio included $2.2 million of U.S. agency debentures maturing within one to five years.  Non-mortgage-backed securities held to maturity at September 30, 2012 also included $2.2 million of short term municipal obligations that mature within one year.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at September 30, 2012.

Additional information regarding held to maturity securities at September 30, 2012 is presented in Note 8 and Note 9 to the consolidated financial statements.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $3.9 million to $1.28 billion at September 30, 2012 from $1.27 billion at June 30, 2012.  The increase in net loans receivable was primarily attributable to new loan acquisitions outpacing loan repayments during the first three months of fiscal 2013.

Residential mortgage loans, in aggregate, decreased by $17.6 million to $670.6 million at September 30, 2012 from $688.2 million at June 30, 2012.  The components of the aggregate decrease included a net reduction in the balance of one-to-four family first mortgage loans of $14.1 million to $548.7 million at September 30, 2012 from $562.8 million at June 30, 2012 as well as a net reduction in the balance of home equity loans of $3.6 million to $92.2 million from $95.8 million for those same comparative periods.  The noted decreases in the balance of residential mortgage loans were partially offset by a $126,000 increase in the balance of home equity lines of credit to $29.7 million at September 30, 2012 from $29.5 million at June 30, 2012.

The aggregate decline in the residential mortgage loan portfolio for the quarter ended September 30, 2012 continues to reflect a diminished level of “new purchase” loan demand resulting from a weak economy and lower real estate values.  The decline in the outstanding balance of the portfolio was exacerbated by accelerating refinancing activity resulting primarily from longer-term mortgage rates falling to new historical lows during the quarter.  Such declines in mortgage rates were largely attributable to the Federal Reserve’s efforts to stimulate the economy by driving longer term interest rates lower through quantitative easing.  Through this policy, the Federal Reserve has continued to aggressively purchase mortgage-backed securities in the open market thereby driving the yield on such securities, and their underlying mortgage loans, to historical lows.

As a portfolio lender cognizant of potential exposure to interest rate risk, the Bank has generally refrained from lowering its long term, fixed rate residential mortgage rates to the levels available in the marketplace.  Consequently, a portion of the Bank’s residential mortgage borrowers may continue to seek long term, fixed rate refinancing opportunities from other market resources resulting in further declines in the outstanding balance of its residential mortgage loan portfolio.

In total, residential mortgage loan origination and purchase volume for the three months ended September 30, 2012 was $13.7 million and $4.1 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $7.2 million for that same period.

Commercial loans, in aggregate, increased by $22.4 million to $595.7 million at September 30, 2012 from $573.3 million at June 30, 2012.  The components of the aggregate increase included an increase in commercial mortgage loans totaling $27.0 million that was partially offset by a decline in commercial business loans of $4.6 million.  The ending balances of commercial mortgage loans and commercial business loans at September 30, 2012 were $512.0 million and $83.7 million, respectively.  Commercial loan origination volume for the first three months of fiscal 2013 totaled $50.9 million comprising $46.5 million and $4.4 million of commercial mortgage and commercial business loans originations, respectively.  No commercial loans were acquired through purchase of participations during the three months ended September 30, 2012.

The outstanding balance of construction loans, net of loans-in-process, decreased by $2.2 million to $18.1 million at September 30, 2012 from $20.3 million at June 30, 2012.  Construction loan disbursements for the first three months of fiscal 2013 totaled $655,000.

Finally, other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased $626,000 to $4.7 million at September 30, 2012 from $4.0 million at June 30, 2012.  Other loan originations for the first three months of fiscal 2013 totaled approximately $922,000.

Nonperforming Loans.  At September 30, 2012, nonperforming loans decreased by $3.1 million to $30.4 million or 2.36% of total loans from $33.5 million or 2.61% of total loans as of June 30, 2012.  The balance of nonperforming loans at September 30, 2012 included $29.9 million of “nonaccrual” loans and $454,000 of loans reported as “over 90 days past due and accruing”.  By comparison, nonperforming loans at June 30, 2012 included $32.8 million and $691,000 of “nonaccrual” loans and loans reported as “over 90 days past due and accruing”, respectively.

The composition of nonperforming loans at September 30, 2012 continued to include a disproportionate balance of residential mortgage loans originally acquired from Countrywide Home Loans, Inc. (“Countrywide”) which continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP (“BOA”).  In total, nonperforming Countrywide loans included 38 loans totaling $11.3 million or 37.3% of total nonperforming loans at September 30, 2012.  As of that same date, the Bank owned a total of 111 residential mortgage loans with an aggregate outstanding balance of $52.0 million that were originally acquired from Countrywide.  Of these loans, an additional eight loans totaling $2.9 million are 30-89 days past due and are in various stages of collection.

Including the Countrywide loans noted above, nonperforming residential first mortgage loans at September 30, 2012 included a total of 47 nonaccrual mortgage loans with aggregate outstanding balances of $12.8 million.

As of that same date, nonperforming loans also included a total of 11 nonaccrual home equity loans totaling $838,000 with no home equity lines of credit reported as nonperforming as of that date.

A total of four nonaccrual construction loans with an aggregate outstanding balance of $1.8 million were reported as nonperforming at September 30, 2012.

Nonperforming commercial mortgage loans at September 30, 2012 included 17 nonaccrual loans with aggregate outstanding balances totaling $10.4 million.

Commercial business loans reported as nonperforming at September 30, 2012 included 24 loans totaling $4.6 million including four loans totaling $454,000 reported as 90 days or more past due and still accruing with the remaining 20 loans totaling $4.1 million reported as nonaccrual.

Finally, nonperforming loans at September 30, 2012 included two nonaccrual consumer loans totaling $925.

Allowance for Loan Losses.  During the three months ended September 30, 2012, the balance of the allowance for loan losses decreased by approximately $268,000 to $9.8 million or 0.76% of total loans at September 30, 2012 from $10.1 million or 0.79% of total loans at June 30, 2012.  The decrease resulted from charge offs, net of recoveries, totaling approximately $607,000 that were partially offset by additional provisions of $339,000 during the three months ended September 30, 2012.

With regard to loans individually evaluated for impairment, the balance of the Company’s allowance for loan losses attributable to such loans decreased by $253,000 to $2.6 million at September 30, 2012 from $2.8 million at June 30, 2012.  The balance at September 30, 2012 reflected the allowance for impairment identified on $9.0 million of impaired loans while an additional $31.5 million of impaired loans had no allowance for impairment as of that date.  By comparison, the balance of the allowance at June 30, 2012 reflected the impairment identified on $10.1 million of impaired loans while an additional $31.9 million of impaired loans had no impairment as of that date. The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of the Company’s allowance for loan losses attributable to such loans remained stable at $7.3 million at September 30, 2012 and June 30, 2012.  The consistency in the balance of this portion of the allowance partly reflected the additional allowance attributable to an overall increase of $4.5 million in the non-impaired portion of the loan portfolio.  This increase in the allowance was largely offset by changes in the Company’s historical and environmental loss factors made in accordance with its allowance for loan loss calculation methodology as discussed earlier.

Specifically, the Company’s loan portfolio experienced a net annualized average charge-off rate of 19 basis points during the three months ended September 30, 2012 representing a decrease of 40 basis points from the 59 basis points of charge offs reported for fiscal 2012.  The historical loss factors used in the Company’s allowance for loan loss calculation methodology were updated to reflect the effect of these charge offs on the average annualized historical charge off rates by loan segment over the two year look-back period used by that methodology.  Such updates, in conjunction with the change in the balance of the unimpaired portion of the loan portfolio, resulted in a net decrease of $213,000 in the applicable portion of the allowance to $2,075,000 as of September 30, 2012 compared to $2,288,000 at June 30, 2012.

Regarding environmental loss factors, changes to such factors during the three months ended September 30, 2012 primarily reflected increases to those factors applicable to the Company’s acquired loans.  All such loans were initially recorded at fair value at acquisition reflecting any impairment identified on such loans at that time.  In general, the aggregate level of realized losses on the acquired impaired loans has not exceeded the level of impairment originally ascribed to the loans at the time of acquisition.  However, the Bank has identified and recognized some degree of “post-acquisition” impairment and charge offs attributable to acquired loans that were performing at the time of acquisition.  While the level of this “post-acquisition” impairment has generally been limited, the Bank considers such losses in developing the environmental loss factors used to calculate the required allowance applicable to the non-impaired portion of its acquired loan portfolio.  In recognition of these considerations, the Company has modified the following environmental loss factors applicable to the acquired loans during the quarter ended September 30, 2012 from the those levels that were in effect at June 30, 2012:

• Level of and trends in nonperforming loans: Increased (+3) from “3” to “6” reflecting continuing increases in the level of nonperforming loans and associated losses within the portfolio segment.

• National and local economic trends and conditions: Increased (+3) from “3” to “6” reflecting the continuing effects of adverse national and regional economic conditions affecting the loans within the portfolio segment.

Given their prior acquisition at fair value, the environmental loss factors established for the loans acquired through business combinations generally reflect a comparatively lower level of risk than those applicable to the remaining portfolio.  In accordance with the methodology described earlier, the Company has assigned risk to a total of three environmental loss factors resulting in a total of 15 basis points of allowance being allocated to the applicable loans at September 30, 2012.  The level of environmental loss factors attributable to these loans will continue to be monitored and adjusted to reflect the Company’s best judgment as to the level of expected losses on the acquired loans that are collectively evaluated for impairment.

  In conjunction with the net changes to the outstanding balance of the applicable loans, the increase in the environmental loss factors during the three months ended September 30, 2012 resulted in a net increase of $198,000 in the applicable valuation allowances to $5.2 million at September 30, 2012 from $5.0 million at June 30, 2012.

The tables on the following pages present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at September 30, 2012, and June 30, 2012.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at September 30, 2012
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
Residential mortgage loans
Originated	0.07%	0.30%	0.37%
Purchased	2.33%	0.75%	3.08%
Acquired in merger	0.00%	0.15%	0.15%
Home equity loans
Originated	0.05%	0.36%	0.41%
Acquired in merger	0.11%	0.15%	0.26%
Home equity lines of credit
Originated	0.00%	0.36%	0.36%
Acquired in merger	0.00%	0.15%	0.15%
Construction loans
1-4 family
Originated	2.04%	0.72%	2.76%
Acquired in merger	0.00%	0.15%	0.15%
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.15%	0.15%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.15%	0.15%
Commercial mortgage loans
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.15%	0.15%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.15%	0.15%
Commercial business loans
Secured (1-4 family)
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.15%	0.15%
Secured (Other)
Originated	0.03%	0.72%	0.75%
Acquired in merger	0.32%	0.15%	0.47%
Unsecured
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.15%	0.15%

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at September 30, 2012 (continued)
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
SBA 7A
Originated	0.00%	0.72%	0.72%
Acquired in merger	2.30%	0.15%	2.45%
SBA Express
Originated	0.00%	0.72%	0.72%
Acquired in merger	4.57%	0.15%	4.72%
SBA Line of Credit
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.15%	0.15%
SBA Other
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.15%	0.15%
Other consumer loans (1)	-	-	-
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

Additional information regarding loan quality and allowance for loan losses is presented in Note 10 to the consolidated financial statements.

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale, including agency pass-through securities as well as agency collateralized mortgage obligations, decreased $22.9 million to $1.21 billion at September 30, 2012 from $1.23 billion at June 30, 2012.  The net decrease reflected cash repayment of principal net of discount accretion and premium amortization partially offset by purchases of fixed rate, agency mortgage-backed securities coupled with an increase in the unrealized gain on the portfolio.  The purchases of the mortgage-backed securities during the three months ended September 30, 2012 were comprised of fixed-rate, amortizing securities with maturities of 15 and 20 years totaling $64.1 million.  Such purchases were augmented with purchases of 30 year, fixed-rate amortizing securities totaling $8.8 million that are eligible to meet the Community Reinvestment Act investment test during the reporting period.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at September 30, 2012.

Additional information regarding available for sale securities at September 30, 2012 is presented in Note 7 and Note 9 to the consolidated financial statements.

Mortgage-backed Securities Held to Maturity.  Mortgage-backed securities held to maturity, including agency pass-through securities as well as agency and non-agency collateralized mortgage obligations, decreased $63,000 to $1.0 million at September 30, 2012 from $1.1 million at June 30, 2012.  The decrease was primarily attributable to cash repayment of principal net of discount accretion and premium amortization.  At September 30, 2012, the Company's remaining portfolio of non-agency CMOs included 10 held-to-maturity securities totaling $141,000 of which nine were impaired but retained their investment grade rating by one or more rating agencies as of that date.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at September 30, 2012.

Additional information regarding held to maturity securities at September 30, 2012 is presented in Note 8 and Note 9 to the consolidated financial statements.

Other Assets.  The balance of other assets remained generally stable from June 30, 2012 to September 30, 2012.  The aggregate balances partly reflected an increase in the balance of bank owned life insurance attributable to additional purchases coupled with the normal growth in the cash surrender value of the applicable policies.  The increase was largely offset by modest declines in interest receivable and premises and equipment resulting from normal operating fluctuations in such balances.

The balance of real estate owned (“REO”), included in other assets, increased by $518,000 to $4.3 million at September 30, 2012 from $3.8 million at June 30, 2012 while the number of properties held in REO increased from eight to eleven as of the same dates, respectively.  The net change in the carrying value and number of REO properties reflected the acquisition of six properties less the sale of three properties during the period coupled with the cumulative write downs of properties, where applicable, to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried. Two REO properties with aggregate carrying values totaling $863,000 were under contract for sale at September 30, 2012 with such values reflecting the net sale proceeds that the Bank expects to receive based upon the terms of those contracts.

Deposits.  The balance of total deposits decreased by $26.1 million to $2.15 billion at September 30, 2012 from $2.17 billion at June 30, 2012.  The net decrease in deposit balances primarily reflected a decline in the balance of interest-bearing deposits of $27.1 million that was partially offset by an increase in non-interest-bearing deposits of $910,000.  The decrease in interest-bearing deposit accounts reflected declines in certificates of deposit and savings accounts totaling $39.4 million and $2.7 million, respectively, which was partially offset by an increase in the balance of interest-bearing checking accounts of $15.1 million.  The decline in the balance of certificates of deposit was largely attributable to the Company’s active management of deposit pricing during the quarter ended September 30, 2012 to support net interest rate spread and margin which continued to allow for some degree of controlled outflow of time deposits.

Borrowings.  The balance of borrowings increased by $509,000 to $250.3 million at September 30, 2012 from $249.8 million at June 30, 2012.  The net increase was primarily attributable to a $567,000 increase in the balance of customer sweep accounts to $39.1 million at September 30, 2012, from $38.5 million at June 30, 2012.  Sweep accounts are short-term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.  The increase in the balance of customer sweep accounts was partially offset by a $58,000 decline in the balance of FHLB advances for the same period to $211.2 million primarily reflecting scheduled principal repayments associated with an amortizing advance.

Stockholders’ Equity.  Stockholders’ equity increased by $5.1 million to $496.7 million at September 30, 2012 from $491.6 million at June 30, 2012.  The increase was largely attributable to a $3.7 million net increase in accumulated other comprehensive income primarily reflecting increases in the net unrealized gains in investment securities available for sale.  This increase was augmented by net income of $1.7 million for the quarter ended September 30, 2012 coupled with a reduction of unearned ESOP shares for plan shares earned during the period.  These increases were partially offset by a $647,000 increase in Treasury stock reflecting the Company’s repurchase of 65,900 shares of its common stock during the period at an average price of $9.80 per share.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and September 30, 2011

General.  The Company reported net income of $1,660,000 for the three months ended September 30, 2012 or $0.03 per diluted share; a decrease of $358,000 compared to net income of $2,018,000 or $0.03 per diluted share for the three months ended September 30, 2011.  The decrease in net income between comparative quarters reflected decreases in net interest income and non-interest income coupled with an increase in non-interest expense that were partially offset by a decrease in the provision for loan losses.  In total, these factors resulted in an overall decrease in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the three months ended September 30, 2012 was $16.9 million, a decrease of $672,000 from $17.5 million for the three months ended September 30, 2011.  The decrease in net interest income between the comparative periods resulted from a decrease in interest income that was partially offset by a decline in interest expense.  In general, the decrease in interest income was attributable to a decrease in the average yield on interest-earning assets that was partially offset by an increase in their average balance.   The decrease in interest expense primarily reflected a continued decline in the cost of interest-bearing liabilities coupled with a decline in their average balance.

As a result of these factors, the Company’s net interest rate spread decreased eight basis points to 2.37% for the three months ended September 30, 2012 from 2.45% for the three months ended September 30, 2011.  The decrease in the net interest rate spread reflected a decline in the yield on earning assets of 30 basis points to 3.50% from 3.80% that was partially offset by a 22 basis point decrease in the cost of interest-bearing liabilities to 1.13% from 1.35% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the decrease in net interest rate spread were also reflected in the Company’s net interest margin.  However, those effects were exacerbated by other factors resulting in an 10 basis point decline in the Company’s net interest margin to 2.55% for the three months ended September 30, 2012 from 2.65% for the three months ended September 30, 2011.  The additional factors resulting in the comparatively larger decline in net interest margin include the foregone interest income associated with use of earning assets to fund the Company’s share repurchase programs.  For the three months ended September 30, 2012, the average balance of treasury stock increased by $8.0 million to $67.9 million from $59.9 million for the three months ended September 30, 2011.

Interest Income.  Total interest income decreased $2.0 million to $23.2 million for the three months ended September 30, 2012 from $25.2 million for the three months ended September 30, 2011.  As noted above, the decrease in interest income reflected a 30 basis point decline in the average yield on interest earning assets to 3.50% for the quarter ended September 30, 2012 from 3.80% for the quarter ended September 30, 2011.  The effect on interest income from the decline in average yield was partially offset by a $2.1 million increase in the average balance of interest-earning assets to $2.654 billion from $2.651 billion for those same comparative periods.

Interest income from loans decreased $692,000 to $15.8 million for the three months ended September 30, 2012 from $16.5 million for the three months ended September 30, 2011.  The decrease in interest income on loans was attributable to a decrease in their average yield that was partially offset by an increase in their average balance.

The average yield on loans decreased by 32 basis points to 4.91% for the three months ended September 30, 2012 from 5.23% for the three months ended September 30, 2011.  The reduction in the overall yield on the Company’s loan portfolio generally reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to borrowers while also contributing to the downward re-pricing of adjustable rate loans.

The effect on interest income attributable to the decline in the average yield on loans was partially offset by an increase in their average balance.  The average balance of loans increased by $25.8 million to $1.29 billion for the three months ended September 30, 2012 from $1.26 billion for the three months ended September 30, 2011.  The reported increase in the average balance of loans reflected an aggregate increase of $99.2 million in the average balance of commercial loans to $584.0 million for the three months ended September 30, 2012 from $484.7 million for the three months ended September 30, 2011.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

 The increase in the average balance of commercial loans was partially offset by a decline in the average balance of residential mortgage loans which decreased by $72.5 million to $679.8 million for the three months ended September 30, 2012 from $752.2 million for the three months ended September 30, 2011.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit.

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

The net increase in the average balance of loans also reflected a $756,000 decline in the average balance of construction loans whose aggregate average balances decreased to $19.5 million for the three months ended September 30, 2012 from $20.3 million for the three months ended September 30, 2011.  For those same comparative periods, the average balance of consumer loans also increased by $490,000 to $4.3 million from $3.8 million.

Interest income from mortgage-backed securities decreased $979,000 to $7.0 million for the three months ended September 30, 2012 from $8.0 million for the three months ended September 30, 2011.  The decrease in interest income reflected a decrease in the average yield of mortgage-backed securities that was partially offset by an increase in their average balance.  The average yield on mortgage-backed securities declined 69 basis points to 2.33% for the three months ended September 30, 2012 from 3.02% for the three months ended September 30, 2011.  For those same comparative periods, the average balance of these securities increased $144.5 million to $1.20 billion from $1.06 billion.

The increase in the average balance of mortgage-backed securities largely reflects security purchases that have outpaced the level of principal repayments and security sales.  A portion of those purchases resulted from the Bank’s redeployment of its excess liquidity that had been maintained during the earlier comparative period.

The reduction in the overall yield of the mortgage-backed securities portfolio is attributable to many of the same factors affecting the yield on the Company’s loan portfolio.  That is, lower market interest rates have continued to provide a “rate reduction” refinancing incentive to mortgagors resulting in the pay off of comparatively higher rate mortgage loans underlying the Company’s mortgage-backed securities which have been replaced by lower yielding securities.  The decline in yield also reflects an increase in purchased premium amortization during the current quarter primarily arising from a comparatively higher level of loan prepayments.

Interest income from non-mortgage-backed securities decreased $304,000 to $232,000 for the three months ended September 30, 2012 from $536,000 for the three months ended September 30, 2011.  The decrease in interest income reflected a decrease in the average balance of non-mortgage-backed securities that was partially offset by an increase in their average yield.  The average balance of these securities decreased $74.3 million to $47.0 million for the three months ended September 30, 2012 from $121.3 million for the three months ended September 30, 2011.  For those same comparative periods, the average yield on non-mortgage-backed securities increased by 20 basis points to 1.97% from 1.77%.

The decrease in the average balance of non-mortgage backed securities was partly attributable to a $56.7 million decrease in the average balance of taxable securities to $44.8 million during the three months ended September 30, 2012 from $101.5 million for the three months ended September 30, 2011.  For those same comparative periods, the average balance of tax-exempt securities decreased by $17.6 million to $2.2 million from $19.8 million.  The increase in the average yield on non-mortgage backed securities reflected an increase of 21 basis points in the yield of tax-exempt securities to 1.09% during the three months ended September 30, 2012 from 0.88% during the three months ended September 30, 2011 while the average yield on taxable securities increased eight basis points to 2.02% from 1.94% between those same comparative periods.

Given the absence of significant reinvestments into this segment of the securities portfolio, the increase in the overall yield of the non-mortgage-backed securities simply reflects the repayment of the comparatively lower yield securities within the portfolio between periods.

Interest income from other interest-earning assets remained stable at $195,000 for each of the three month periods ended September 30, 2012 and September 30, 2011 reflecting a decrease in the average balance of the other interest-earning assets that was offset by an increase in their average yield.  The average balance of other interest-earning assets declined by $94.0 million to $119.0 million for the three months ended September 30, 2012 from $213.1 million for the three months ended September 30, 2011.  For those same comparative periods, the average yield on other interest-earning assets increased by 29 basis points to 0.66% from 0.37%.

The changes in the average balance and average yield on other interest-earning assets between comparative periods largely reflects the reinvestment of a portion of the Company’s excess liquidity that had been maintained during the earlier comparative period into the investment securities portfolio.  Such reinvestment reduced the average balance of interest-earning cash which generally represents the lowest yielding asset within this category of interest-earning assets.

Interest Expense.  Total interest expense decreased $1.3 million to $6.3 million for the three months ended September 30, 2012 from $7.6 million for the three months ended September 30, 2011.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 22 basis points to 1.13% for the three months ended September 30, 2012 from

1.35% for the three months ended September 30, 2011.  The decrease in the average cost was coupled with a $10.6 million decline in the average balance of interest-bearing liabilities to $2.24 billion from $2.25 billion for the same comparative periods.

Interest expense attributed to deposits decreased $1.3 million to $4.3 million for the three months ended September 30, 2012 from $5.6 million for the three months ended September 30, 2011.  The decrease in interest expense was attributable to a decline in the average cost of deposits coupled with a decline in their average balance.

  The cost of interest-bearing deposits declined by 25 basis points to 0.86% for the three months ended September 30, 2012 from 1.11% for the three months ended September 30, 2011.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For those comparative periods, the average cost of interest-bearing checking accounts decreased by 26 basis points to 0.46% from 0.72% and the average cost of savings accounts decreased 16 basis points to 0.26% from 0.42% while the average cost of certificates of deposit declined 25 basis points to 1.26% from 1.51%.

The decrease in the average cost was coupled with a $10.7 million decline in the average balance of interest-bearing deposits to $2.00 billion for the three months ended September, 2012 from $2.01 billion for the three months ended September 30, 2011.  The reported decrease in the average balance was primarily attributable to a $60.2 million decline in the average balance of certificates of deposit to $1.09 billion for the three months ended September 30, 2012 from $1.15 billion for the three months ended September 30, 2011.  The decline in the average balance of certificates of deposit was partially offset by increases in the average balances of interest-bearing checking and savings accounts.  For the same comparative periods, the average balance of interest-bearing checking accounts increased $21.6 million to $472.2 million from $450.6 million while the average balance of savings accounts increased $28.0 million to $431.6 million from $403.6 million.

Interest expense attributed to borrowings increased by $12,000 to $2.1 million for the three months ended September 30, 2012 from $2.0 million for the three months ended September 30, 2011.  The increase in interest expense on borrowings reflected nominal increases in both their average balance and average cost.  The average balance of borrowings increased $135,000 to $247.2 million for the three months ended September 30, 2012 from $247.1 million for the three months ended September 30, 2011.  For those same comparative periods, the average cost of borrowings increased by one basis point to 3.32% from 3.31%.

The decrease in the average balance of borrowings partly reflected a $68,000 increase in the average balance of other borrowings to $36.0 million for the three months ended September 30, 2012 from a similar balance at September 30, 2011.  Other borrowings primarily includes depositor overnight sweep accounts.  For the same comparative periods, the average balance FHLB advances increased by $67,000 to $211.2 million from $211.1 million.

Provision for Loan Losses.  The provision for loan losses totaled $339,000 for the three months ended September 30, 2012 compared to a provision of $1,065,000 for the three months ended September 30, 2011.  The provision in the current period largely reflected a lower level of impairment losses identified on specific impaired loans compared to those recorded during the earlier comparative quarter.  The overall decline in the provision for the current period was partially offset by provisions resulting from the overall increase in the balance of the non-impaired portion of the loan portfolio which is evaluated collectively for impairment using historical and environmental loss factors.  Such factors are updated quarterly in accordance with the Bank’s allowance for loan loss calculation methodology.  Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended September 30, 2012 is presented in Note 10 to the consolidated financial statements as well as the Comparison of Financial Condition at September 30, 2012 and June 30, 2012 presented earlier.

Non-Interest Income. Non-interest income, excluding losses on the sale of real estate owned (“REO”), increased by $182,000 to $1,494,000 for the quarter ended September, 2012 from $1,312,000 for the quarter ended September 30, 2011.  The increase in non-interest income was partly attributable to an increase in income from bank owned life insurance resulting from a comparative increase in its average balance between periods.  Additionally, miscellaneous income for the quarter ended September 30, 2012 included a gain on the sale of a parcel of vacant land adjacent to one of the Bank’s branches.  The parcel had originally been acquired for branch expansion purposes, but was ultimately sold after the Bank was unable to procure the required approvals for the expansion.  The increase in non-interest income also reflected increases in electronic banking and other fees and service charges.  The noted increases in non-interest income were partially offset by a decline in the gain on sale of loans resulting from the absence of any such sales during the current quarter.

Losses on the sale of REO increased by $258,000 to $294,000 for the quarter ended September 30, 2012 compared to $36,000 for the quarter ended September 30, 2011.  The losses recorded during both comparative periods were primarily attributable to reducing the carrying value of various REO properties to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.

Non-Interest Expenses.  Non-interest expenses increased $834,000 to $15.3 million for the three months ended September 30, 2012 from $14.4 million for the three months ended September 30, 2011.  The net increase in non-interest expense primarily reflected increases in salary and employee benefit and miscellaneous expenses.  Less noteworthy increases and decreases in other categories of non-interest expense reflected normal operating fluctuations within those categories.

Salaries and employee benefits increased by $651,000 to $8.8 million from $8.2 million reflecting increases in salaries and benefits expenses resulting, in part, from annual wage and salary increases granted to the Bank’s staff and non-senior officers as well as the Bank’s strategic efforts to expand its commercial lending origination and support staff.  The increase also reflected increases in health care benefit costs that went into effect in January 2012 as well as increases in costs associated with certain post-retirement benefit plans attributable to changes in actuarial assumptions.  Finally, the increase in salaries and employee benefits included an increase in Employee Stock Ownership Plan (“ESOP”) expense reflecting the comparatively higher average market price for the Company’s common shares between comparative periods.

Miscellaneous expense increased by $109,000 to $1.9 million from $1.8 million reflecting a variety of increases and partially offsetting decreases across a variety of categories.  Most noteworthy were increases in both legal and loan expense which are largely an outgrowth of the Company’s strategic expansion into commercial lending coupled with additional collection, foreclosure and work out costs associated with nonperforming loans.  Additionally, the Company recognized an increase in actuarial costs associated with its post-retirement pension plan for directors.

Provision for Income Taxes.  The provision for income taxes decreased $498,000 to $803,000 for the three months ended September 30, 2012 from $1.3 million for the three months ended September 30, 2011.  The variance in income tax expense between comparative quarters was largely attributable to underlying differences in the level of the taxable portion of pre-tax income between comparative periods.  The Company’s effective tax rate during the three months ended September 30, 2012 was 32.6% which, in relation to statutory income tax rates, reflected the effects of tax-favored income sources included in pre-tax income as well as the recognition of a deferred income tax benefit arising from the capital gain associated with the aforementioned sale of land during the current quarter.  By comparison, the Company’s effective tax rate for the three months ended September 30, 2011 was 39.2%.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation.  Management generally maintains cash and cash equivalents for this purpose.  Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at September 30, 2012, which included $1.21 billion of mortgage-backed securities and $12.7 million of non-mortgage-backed securities that can readily be sold if necessary.

As noted earlier, the balance of the Company’s cash and cash equivalents increased by $32.5 million to $188.1 million at September 30, 2012 from $155.6 million at June 30, 2012.  The increase in the balance of cash and cash equivalents largely reflects the repayment in full of callable agency debentures during the final month of the quarter ended September 30, 2012 coupled with accelerating prepayments of mortgage-backed securities during that quarter.  Such cash flows are generally expected to be re-deployed into the investment securities portfolio during the subsequent quarter ending December 31, 2012.

In light of the historically low level of short term interest rates, the Company generally expects to continue maintaining the average balance of interest-earning cash and equivalents at comparatively lower levels than had been reported one year earlier.  Management will continue to monitor the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives – particularly those relating to the expansion of its commercial lending functions.  The Company may alter its liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

At September 30, 2012, the Bank had outstanding commitments to acquire loans totaling approximately $83.7 million compared to $82.5 million at June 30, 2012.  Construction loans in process and unused lines of credit were $12.4 million and $71.6 million, respectively, at September 30, 2012 compared to $13.0 million and $73.5 million, respectively, at June 30, 2012.  The Bank is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $880,000 at both September 30, 2012 and June 30, 2012.

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

As noted earlier, for the three months ended September 30, 2012, the balance of total deposits decreased by $26.1 million to $2.15 billion reflecting the Company’s active management of deposit pricing during the period to support net interest spread and margin.  The balance of certificates of deposit with maturities of greater than 12 months also decreased to $388.4 million at September 30, 2012 compared to $391.3 million at June 30, 2012 with such balances representing 36.5% and 35.4% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York are available to supplement the Bank’s liquidity position and, to the extent that maturing deposits do not remain with the Bank, management may replace such funds with advances.  As of September 30, 2012, the Bank’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $210.9 million.  Of these advances, $918,000 represents an amortizing advance maturing in 2021.  The remaining $210.0 million of advances represent fixed rate advances with maturity dates ranging from 2013 to 2017.  Most of these advances have terms that enable the FHLB to call the borrowing at their option prior to maturity.

The Bank has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances.  Such borrowings are an option available to management if funding needs change or to lengthen liabilities.  Most of the Bank’s mortgage-backed and non-mortgage-backed securities are held in safekeeping at the FHLB of New York and available as collateral if necessary. In addition to the FHLB advances, the Bank has other borrowings totaling $39.1 million representing overnight “sweep account” balances linked to customer demand deposits.

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers.  At September 30, 2012, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards.  As of September 30, 2012, the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at September 30, 2012, as compared to the minimum regulatory capital requirements:

	At September 30, 2012
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital
(to risk-weighted assets)	$346,298	25.20%	$109,916	8.00%	$137,395	10.00%

Tier 1 Capital
(to risk-weighted assets)	$336,449	24.49%	$54,958	4.00%	$82,437	6.00%

Core (Tier 1) Capital
(to adjusted total assets)	$336,449	12.24%	$109,940	4.00%	$137,425	5.00%

Tangible Capital
(to adjusted total assets)	$336,449	12.24%	$41,227	1.50%	$-	-

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

With respect to the maturity and re-pricing of its interest-bearing liabilities, at September 30, 2012, $677.1 million or 63.5% of our certificates of deposit mature within one year with an additional $222.0 million or 20.8% maturing in greater than one year but less than or equal to two years.  Based on current market interest rates, the majority of these certificates are projected to re-price downward to the extent they remain with the Bank at maturity and are renewed at the same original term to maturity.  Of the $210.9 million of FHLB borrowings at September 30, 2012, all have fixed interest rates with $200.0 million maturing during fiscal 2018, but callable on a quarterly basis prior to maturity.  Given current market interest rates, the call options are not currently expected to be exercised by the FHLB.  The remaining $10.9 million of FHLB borrowings comprise three fixed rate advances; two $5.0 million advances maturing in 2013 and 2015 and one amortizing advance with an outstanding balance of $918,000 maturing in 2021.

With respect to the maturity and re-pricing of the Company’s interest-earning assets, at September 30, 2012, $42.4 million, or 3.3% of our total loans will reach their contractual maturity dates within one year with the remaining $1.25 billion, or 96.7% of total loans having remaining terms to contractual maturity in excess of one year.  Of loans maturing after one year, $947.1 million or 73.5% had fixed rates of interest while the remaining $299.4 million or 23.2% had adjustable rates of interest.

Regarding investment securities, at September 30, 2012, $2.2 million or 0.2% of our securities will reach their contractual maturity dates within one year with the remaining $1.22 billion, or 99.8% of total securities, having remaining terms to contractual maturity in excess of one year.  Of the latter category, $1.11 billion comprising 90.6% of our total securities had fixed rates of interest while the remaining $113.0 million comprising 9.2% of our total securities had adjustable or floating rates of interest.

At September 30, 2012, mortgage-related assets, including mortgage loans and mortgage-backed securities, total $2.3 billion and comprise 89.6% of total earning assets.  In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets.  In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them.  In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans.  By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates.

These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

The Company generally retained its liability sensitivity during the first three months of fiscal 2013 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, changed modestly during the quarter.  Specifically, the Company’s cumulative one-year gap percentage changed from +1.87% at June 30, 2012  to -1.78% at September 30, 2012 while the Company’s cumulative three-year gap percentage changed from +7.70% to +3.40% over those same comparative periods.  The changes in gap noted indicate a modest decrease in the proportion of earning assets repricing within the timeframes noted in relation to costing liabilities repricing within those same timeframes.

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

The upward trend in shorter term interest rates was reversed in September 2007 as the Federal Reserve began to lower the target rate for federal funds in reaction to the threat of a looming recession triggered by growing volatility and instability in the housing and credit markets.  The effects of those isolated crises rapidly grew to threaten the viability of the domestic and international financial markets as a whole.  In reaction to that larger threat, the Federal Reserve reduced the target federal funds rate by a total of over 500 basis points from 5.25% at June 2007 to a range between 0.00% and 0.25% which have remained in effect through September 30, 2012.

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

The yield curve generally remained flat during the first quarter of fiscal 2013 with the yield on the one year U.S. Treasury bill declining an additional four basis points to 0.17% as of September 30, 2012 while the market yield on the 10-year U.S. Treasury note decreased by two basis points to 1.65% as of that same date.  The flattened yield curve continued to have an adverse impact in the Company’s net interest spread which decreased to 2.37% for the quarter ended September 30, 2012 compared to 2.46% for the year ended June 30, 2012.

As noted earlier, the Company is pursuing various strategies to mitigate the adverse effects of the flattening yield curve on its net interest spread and margin.  Such strategies include deploying excess liquidity in higher yielding interest-earning assets, such as commercial loans and investment securities, while continuing to lower its cost of interest-bearing liabilities by reducing deposit offering rates.  However, the risk of additional net interest rate spread and margin compression is significant as the yield on Company’s interest-earning assets continues to reflect the impact of the recent greater declines in longer term market interest rates compared to the lesser concurrent reductions in shorter term market interest rates that affect its cost of interest-bearing liabilities.  In particular, the Company’s ability to further reduce the cost of its interest-bearing deposits is increasingly limited based on most deposit offering rates already falling below 1.00% at September 30, 2012.  Moreover, the Company’s liability sensitivity may adversely effect net income in the future when market interest rates ultimately increase from their historical lows and its cost of interest-bearing liabilities may rise faster than its yield on interest-earning assets.

The Company maintains an Asset/Liability Management (“ALM”) Program to address all matters relating to the management of interest rate risk, liquidity risk and a host of other ALM-related matters.  In support of that program, the Board of Directors has established an Interest Rate Risk Management Committee comprising five members of the Board with our Chief Operating Officer, Chief Financial Officer, Chief Investment Officer and Chief Risk Officer participating as management’s liaison to the committee. The committee meets quarterly to address management of our assets and liabilities, including review of our short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and re-pricing frequencies of loans and securities; and a variety of other asset and liability management topics.  The results of the committee’s quarterly review are reported to the full Board, which adjusts the investment policy and strategies, as it considers necessary and appropriate.

The Board of Directors has assigned the responsibility for the operational aspects of the ALM program to the Company’s Asset/Liability Management Committee (“ALCO”).  The ALCO is a management committee comprising the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Branch Administrator, Treasurer and Chief Risk Officer.  Additional members of the Company’s management team may be asked to participate on the ALCO, as appropriate.

Responsibilities conveyed to the ALCO by the Board of Directors include:

•	Developing ALM-related policies and associated operating procedures and controls that will identify and measure the risks associated ALM while establishing the limits and thresholds relating thereto,
•
Developing ALM-related operating strategies and tactics designed to manage the relevant risks within the applicable policy thresholds and limits while supporting the achievement of the goals and objectives of the Company’s strategic business plan,

•	Developing, implementing and maintaining a management- and Board-level ALM monitoring and reporting system,
•
Ensuring that the ALCO and the Board of Directors are kept abreast of current technologies, procedures and industry best practices that may be utilized to carry out their ALM-related duties and responsibilities,

•	Ensuring the periodic independent validation of the Bank’s ALM risk management policies and operating practices and controls and,
•	Conducting periodic ALCO committee meetings to review all matters relating to ALM strategies and risk management activities.

Quantitative Analysis.  The quantitative analysis regularly conducted by management measures interest rate risk from both a capital and earnings perspective.  With regard to capital, the Company’s internal interest rate risk analysis calculates the sensitivity of the Company’s economic value of equity (“EVE”) ratio to movements in interest rates.  EVE represents the present value of the expected cash flows from the Bank’s assets less the present value of the expected cash flows arising from its liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of the Bank’s EVE divided by the present value of its total assets for a given interest rate scenario.  In essence, EVE attempts to quantify the economic value of the Company using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio.  The degree to which the EVE ratio changes for any hypothetical interest rate scenario from its “base case” measurement is a reflection of an institution’s sensitivity to interest rate risk.

 The Company’s EVE ratio is first calculated in a “base case” scenario that assumes no change in interest rates as of the measurement date.  The model then measures the change in the EVE ratio throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points.  The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain “down rate” scenarios during periods of lower market interest rates.  The Company’s interest rate risk management policy establishes acceptable floors for the EVE ratio and caps for the maximum change in the EVE ratio throughout the scenarios modeled.

As illustrated in the tables below, the Company’s EVE would be negatively impacted by an increase in interest rates.  This result is expected given the Company’s liability sensitivity noted earlier.  Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of its interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Company’s assets compared to the beneficial impact arising from the reduced present value of its liabilities.  Hence, the Company’s EVE and EVE ratio decline in the increasing interest rate scenarios.  Historically low interest rates at September 30, 2012 preclude the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the Company’s internal EVE analysis as of September 30, 2012 and June 30, 2012, respectively.

		At September 30, 2012
				Net Portfolio Value
		Net Portfolio Value		as % of Present Value of Assets
					Net Portfolio	Basis Point
Changes in Rates (1)		$ Amount	$ Change	% Change	Value Ratio	Change
		(In Thousands)
+300	bps	248,650	-173,918	-41%	9.64%	-510	bps
+200	bps	327,756	-94,812	-22%	12.18%	-256	bps
+100	bps	390,342	-32,226	-8%	13.98%	-76	bps
0	bps	422,568	-	-	14.74%	-

		At June 30, 2012
				Net Portfolio Value
		Net Portfolio Value		as % of Present Value of Assets
					Net Portfolio	Basis Point
Changes in Rates (1)		$ Amount	$ Change	% Change	Value Ratio	Change
		(In Thousands)
+300	bps	241,451	-177,339	-42%	9.30%	-523	bps
+200	bps	324,768	-94,022	-22%	11.99%	-254	bps
+100	bps	387,699	-31,091	-7%	13.80%	-72	bps
0	bps	418,790	-	-	14.53%	-

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points.  Based upon the tables above, the Company’s sensitivity measure increased by two basis points from -254 basis points at June 30, 2012  to -256 basis points at September 30, 2012 which indicates a nominal increase in the Bank’s sensitivity to movements in interest rates from period to period.

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

In general, the nominal change in the Company’s sensitivity measure generally indicates a stable level of interest rate risk between comparative periods resulting from modest and substantially offsetting changes to the composition and allocation of the Company’s balance sheet from June 30, 2012 to September 30, 2012 coupled with generally consistent assumptions between periods.

As noted earlier, the Company’s internal interest rate risk analysis also includes an “earnings-based” component.  A quantitative, earnings-based approach to measuring interest rate risk is strongly encouraged by bank regulators as a complement to the “EVE-based” methodology.  However, there are no commonly accepted “industry best practices” that specify the manner in which “earnings-based” interest rate risk analysis should be performed with regard to certain key modeling variables.  Such variables include, but are not limited to, those relating to rate scenarios (e.g., immediate and permanent rate “shocks” versus gradual rate change “ramps”, “parallel” versus “nonparallel” yield curve changes), measurement periods (e.g., one year versus two year, cumulative versus noncumulative), measurement criteria (e.g., net interest income versus net income) and balance sheet composition and allocation (“static” balance sheet, reflecting reinvestment of cash flows into like instruments, versus “dynamic” balance sheet, reflecting internal budget and planning assumptions).

The Company is aware that absence of a commonly shared, industry-standard set of analysis criteria and assumptions on which to base an “earnings-based” analysis could result in inconsistent or misinterpreted disclosure concerning an institution’s level of interest rate risk.  Consequently, the Company limits the presentation of its earnings-based interest rate risk analysis to the scenarios presented in the table below.  Consistent with the EVE analysis above, such scenarios utilize immediate and permanent rate “shocks” that result in parallel shifts in the yield curve.  For each scenario, projected net interest income is measured over a one year period utilizing a static balance sheet assumption through which incoming and outgoing asset and liability cash flows are reinvested into the same instruments.  Product pricing and earning asset prepayment speeds are appropriately adjusted for each rate scenario.

As illustrated in the tables below, the Company’s net interest income would be negatively impacted by an increase in interest rates. Like the EVE results presented earlier, this result is expected given the Company’s liability sensitivity noted earlier. The tables below also reflect only modest changes in the sensitivity to movements in interest rates between the comparative periods resulting from the limited changes to balance sheet allocation and modeling assumptions noted earlier.  However, the reductions in the projected interest income across all scenarios forecasted between comparative periods generally reflects the continuing adverse effects of the current interest rate environment on the Company’s net interest margin.

At September 30, 2012
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$67,489	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	66,078	-1,411	-2.09
Immediate and permanent	Parallel	Static	+200 bps	One Year	63,855	-3,634	-5.38
Immediate and permanent	Parallel	Static	+300 bps	One Year	60,956	-6,533	-9.68

At June 30, 2012
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$69,856	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	68,855	-1,001	-1.43
Immediate and permanent	Parallel	Static	+200 bps	One Year	66,686	-3,169	-4.54
Immediate and permanent	Parallel	Static	+300 bps	One Year	62,710	-7,146	-10.23

Notwithstanding the rate change scenarios presented in the EVE and earnings-based analyses above, future interest rates and their effect on net portfolio value or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results.  Certain shortcomings are inherent in this type of computation.  Although certain assets and liabilities may have similar maturity or periods of re-pricing, they may react at different times and in different degrees to changes in market interest rates. The interest rate on certain types of assets and liabilities, such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

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

At September 30, 2012, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

The Registrant hereby updates the Risk Factors disclosed under Item 1A of its Annual Report on Form 10-K as follows:

The recent hurricane that impacted our region could adversely affect our results of operations for fiscal 2013.

At the end of October, a severe hurricane swept through New Jersey and caused significant damage in our market area.  Due to the weather and power outages, we were forced to close all our offices for several days and some of branches were closed for more than one week.  None of our offices were significantly damaged as a result of the storm and all locations resumed normal operations by November 13, 2012.  However, we are still in the process of assessing the impact of the hurricane on our borrowers and the properties or other collateral securing their loans.  It is foreseeable that business disruptions and storm damage may make it difficult for some borrowers to service their loans in a timely manner.  Such factors may result in an increase in the level of nonperforming loans while adversely impacting earnings through potential reductions in interest income and additional provisions to the allowance for loans losses.  Additionally, the disruption of business may adversely impact our loan origination volume for the quarter ending December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES.

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2012.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs(1)
July 1-31, 2012	-	$-	-	766,980
August 1-31, 2012	29,700	$9.79	29,700	737,280
September 1-30, 2012	36,200	$9.81	36,200	701,080
Total	65,900	$9.80	65,900	701,080

          (1)  On March 23, 2012, the Company announced the authorization of a seventh repurchase program for up to 802,780 shares or 5% of shares outstanding.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

	3.1	Charter of Kearny Financial Corp. (1)
	3.2	By-laws of Kearny Financial Corp. (2)
	4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
	10.1	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (2)
	10.2	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (2)
	10.3	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
	10.4	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)
	10.5	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
	10.6	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
	10.7	Directors Consultation and Retirement Plan (1)
	10.8	Benefit Equalization Plan (1)
	10.9	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
	10.10	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (3)
	10.11	Kearny Federal Savings Bank Director Life Insurance Agreement (4)
	10.12	Kearny Federal Savings Bank Executive Life Insurance Agreement (4)
	10.13	Kearny Financial Corp. Directors Incentive Compensation Plan (5)
	10.14	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer (6)
	11.0	Statement regarding computation of earnings per share (Filed herewith).
	31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

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

KEARNY FINANCIAL CORP.

Date:	November 14, 2012	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	November 14, 2012	By:	/s/ Eric B. Heyer
Eric B. Heyer
Senior Vice President and
Chief Financial Officer
(Principal financial and accounting officer)