Form 10-Q
period 2012-12-31
Kearny Financial Corp.
filed 2013-02-11
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004-3510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	973-244-4500

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 8, 2013.

$0.10 par value common stock - 66,751,340 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at December 31, 2012 and June 30, 2012 (Unaudited)	1

Consolidated Statements of Income for the Three and Six Months
	Ended December 31, 2012 and December 31, 2011 (Unaudited)	2-3

Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months
	Ended December 31, 2012 and December 31, 2011 (Unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the
	Six Months Ended December 31, 2012 and December 31, 2011	5-6
(Unaudited)

	Consolidated Statements of Cash Flows for the Six Months	7-8
Ended December 31, 2012 and December 31, 2011 (Unaudited)

	Notes to Consolidated Financial Statements (Unaudited)	9-62

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	63-87

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	88-95

Item 4:	Controls and Procedures	96

PART II - OTHER INFORMATION		97-99

SIGNATURES		100

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data)
	December 31,	June 30,
	2012	2012
	(Unaudited)
Assets

Cash and amounts due from depository institutions	$28,497	$38,028
Interest-bearing deposits in other banks	158,494	117,556

Cash and Cash Equivalents	186,991	155,584

Debt securities available for sale (amortized cost $14,202 and $14,613)	12,761	12,602
Debt securities held to maturity (fair value $147,306 and $34,838)	147,225	34,662
Loans receivable, including unamortized yield adjustments of $(1,240) and $(1,654)	1,302,012	1,284,236
Less allowance for loan losses	(10,594)	(10,117)

Net Loans Receivable	1,291,418	1,274,119

Mortgage-backed securities available for sale (amortized cost $991,726 and $1,188,373)	1,030,906	1,230,104
Mortgage-backed securities held to maturity (fair value $1,010 and $1,159)	941	1,090
Premises and equipment	37,813	38,677
Federal Home Loan Bank of New York (“FHLB”) stock	14,140	14,142
Interest receivable	7,876	8,395
Goodwill	108,591	108,591
Bank owned life insurance	49,894	48,615
Other assets	9,051	10,425

Total Assets	$2,897,607	$2,937,006

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$167,400	$165,118
Interest-bearing	1,973,065	2,006,679

Total Deposits	2,140,465	2,171,797

Borrowings	242,145	249,777
Advance payments by borrowers for taxes	6,301	5,974
Deferred income tax liabilities, net	6,295	7,276
Other liabilities	10,614	10,565

Total Liabilities	2,405,820	2,445,389

Stockholders’ Equity

Preferred stock $0.10 par value, 25,000,000 shares authorized; none issued
and outstanding	-	-
Common stock $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares
issued; 66,764,740 and 66,936,040 shares outstanding, respectively	7,274	7,274
Paid-in capital	215,609	215,539
Retained earnings	322,498	319,661
Unearned Employee Stock Ownership Plan shares; 606,141 shares
and 678,878 shares, respectively	(6,062)	(6,789)
Treasury stock, at cost; 5,972,760 shares and 5,801,460 shares, respectively	(69,299)	(67,664)
Accumulated other comprehensive income	21,767	23,596

Total Stockholders’ Equity	491,787	491,617

Total Liabilities and Stockholders’ Equity	$2,897,607	$2,937,006
See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Interest Income
Loans	$15,165	$16,216	$30,941	$32,684
Mortgage-backed securities	6,162	7,933	13,165	15,915
Securities:
Taxable	274	334	500	826
Tax-exempt	6	11	12	55
Other interest-earning assets	195	182	390	377
Total Interest Income	21,802	24,676	45,008	49,857

Interest Expense
Deposits	3,773	5,223	8,050	10,815
Borrowings	2,035	2,035	4,089	4,077
Total Interest Expense	5,808	7,258	12,139	14,892

Net Interest Income	15,994	17,418	32,869	34,965

Provision for Loan Losses	1,393	1,323	1,732	2,388

Net Interest Income after Provision
for Loan Losses	14,601	16,095	31,137	32,577

Non-Interest Income
Fees and service charges	617	639	1,246	1,265
Gain on sale of loans	-	123	-	309
Gain (loss) on sale of securities	1,097	(5)	1,097	(5)
Loss on sale and write down of real estate owned	(239)	(2,020)	(533)	(2,056)
Income from bank owned life insurance	393	185	776	375
Electronic banking fees and charges	285	236	574	471
Miscellaneous	132	81	325	156
Total Non-Interest Income (Loss)	2,285	(761)	3,485	515

Non-Interest Expenses
Salaries and employee benefits	8,791	8,383	17,603	16,544
Net occupancy expense of
premises	1,655	1,596	3,253	3,181
Equipment and systems	1,896	1,774	3,873	3,743
Advertising and marketing	275	321	561	622
Federal deposit insurance
premium	549	496	1,101	981
Directors’ compensation	175	158	342	324
Miscellaneous	1,850	1,964	3,731	3,736
Total Non-Interest Expenses	$15,191	$14,692	$30,464	$29,131

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Income Before Income Taxes	$1,695	$642	$4,158	$3,961

Income Taxes	518	172	1,321	1,473

Net Income	$1,177	$470	$2,837	$2,488

Net Income per Common
Share (EPS):
Basic and Diluted	$0.02	$0.01	$0.04	$0.04

Weighted Average Number of
Common Shares Outstanding:
Basic and Diluted	66,188	66,498	66,222	66,733

Dividends Declared Per Common
Share	$-	$0.05	$-	$0.10

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net income	$1,177	$470	$2,837	$2,488

Other Comprehensive Income (Loss):

Realized gain on securities available for sale, net of deferred income
tax expense of 2012 $(452), $(452) and 2011 $ -, $ -	(651)	-	(651)	-

Unrealized gain (loss) on securities available for sale, net of deferred income
tax (benefit) expense of 2012 $(3,305), $(371) and, 2011 $(361), $2,629	(4,860)	(504)	(507)	3,828

Benefit plans, net of deferred income tax (benefit) expense of
2012 $10, $(464) and, 2011 $4, $124	15	6	(671)	179

Total Other Comprehensive Income (Loss)	(5,946)	(498)	(1,829)	4,007

Total Comprehensive Income (Loss)	$(4,319)	$(28)	$1,008	$6,495

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended December 31, 2011
(In Thousands, Except Per Share Data, Unaudited)
							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2011	67,851	$7,274	$215,258	$317,354	$(8,244)	$(59,200)	$15,432	$487,874

Net income	-	-	-	2,488	-	-	-	2,488

Other comprehensive income,
net of income tax	-	-	-	-	-	-	4,007	4,007

ESOP shares committed to be released
(72 shares)	-	-	(55)	-	728	-	-	673

Dividends contributed for payment of
ESOP loan	-	-	73	-	-	-	-	73

Stock option expense	-	-	21	-	-	-	-	21

Treasury stock purchases	(771)	-	-	-	-	(7,094)	-	(7,094)

Restricted stock plan shares earned
(8 shares)	-	-	84	-	-	-	-	84

Cash dividends declared ($0.10/ public share)	-	-	-	(1,556)	-	-	-	(1,556)

Balance - December 31, 2011	67,080	$7,274	$215,381	$318,286	$(7,516)	$(66,294)	$19,439	$486,570

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended December 31, 2012
(In Thousands, Except Per Share Data, Unaudited)
							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2012	66,936	$7,274	$215,539	$319,661	$(6,789)	$(67,664)	$23,596	$491,617

Net income	-	-	-	2,837	-	-	-	2,837

Other comprehensive income,
net of income tax	-	-	-	-	-	-	(1,829)	(1,829)

ESOP shares committed to be released
(36 shares)	-	-	(33)	-	727	-	-	694

Dividends contributed for payment of
ESOP loan	-	-	(2)	-	-	-	-	(2)

Stock option expense	-	-	21	-	-	-	-	21

Treasury stock purchases	(171)	-	-	-	-	(1,635)	-	(1,635)

Restricted stock plan shares earned
(4 shares)	-	-	84	-	-	-	-	84

Balance - December 31, 2012	66,765	$7,274	$215,609	$322,498	$(6,062)	$(69,299)	$21,767	$491,787

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2012	2011

Cash Flows from Operating Activities:
Net income	$2,837	$2,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,307	1,310
Net amortization of premiums, discounts and loan fees and costs	5,759	4,086
Deferred income taxes	304	365
Amortization of intangible assets	72	81
Amortization of benefit plans’ unrecognized net loss	50	20
Provision for loan losses	1,732	2,388
Loss on write-down and sales of real estate owned	533	2,056
Realized gain on sale of loans	-	(309)
Proceeds from sale of loans	-	3,551
Realized sale gain on mortgage-backed securities available for sale	(1,103)	-
Realized sale loss on mortgage-backed securities held to maturity	6	5
Realized gain on disposition of premises and equipment	(100)	(3)
Increase in cash surrender value of bank owned life insurance	(776)	(375)
ESOP, stock option plan and restricted stock plan expenses	799	778
Decrease in interest receivable	519	979
Decrease (increase) in other assets	685	(437)
Increase (decrease) in interest payable	14	(24)
Decrease in other liabilities	(1,047)	(430)

Net Cash Provided by Operating Activities	11,591	16,529

Cash Flows from Investing Activities:
Proceeds from calls and maturities of debt securities available for sale	-	30,088
Proceeds from repayments of debt securities available for sale	389	590
Purchase of debt securities held to maturity	(144,163)	(1,068)
Proceeds from calls and maturities of debt securities held to maturity	31,068	61,522
Proceeds from repayments of debt securities held to maturity	518	458
Purchase of loans	(8,085)	(27,907)
Net (increase) decrease in loans receivable	(12,834)	58,011
Proceeds from sale of real estate owned	2,249	224
Purchases of mortgage-backed securities available for sale	(79,603)	(311,817)
Principal repayments on mortgage-backed securities available for sale	200,267	149,045
Principal repayments on mortgage-backed securities held to maturity	134	110
Proceeds from sale of mortgage-backed securities held to maturity	15	27
Proceeds from sale of mortgage-backed securities available for sale	70,739	-
Purchase of FHLB stock	(1,125)	-
Redemption of FHLB stock	1,127	2
Purchase of bank owned life insurance	(503)	-
Proceeds from cash settlement of premises and equipment	200	3
Additions to premises and equipment	(543)	(1,293)

Net Cash Provided by (Used in) Investing Activities	$59,850	$(42,005)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2012	2011

Cash Flows from Financing Activities:
Net decrease in deposits	$(31,167)	$(31,739)
Repayment of long-term FHLB advances	(42)	(39)
Decrease in other short-term borrowings	(7,515)	(9,516)
Increase (decrease) in advance payments by borrowers for taxes	327	(570)
Dividends paid to stockholders of Kearny Financial Corp.	-	(1,587)
Purchase of common stock of Kearny Financial Corp. for treasury	(1,635)	(7,094)
Dividends contributed for payment of ESOP loan	(2)	73

Net Cash Used in Financing Activities	(40,034)	(50,472)

Net Increase (Decrease) in Cash and Cash Equivalents	31,407	(75,948)

Cash and Cash Equivalents – Beginning	155,584	222,580

Cash and Cash Equivalents – Ending	$186,991	$146,632

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$714	$2,027

Interest	$12,125	$14,916

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$2,164	$1,157

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiary, Kearny Federal Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, KFS Financial Services, Inc., KFS Investment Corp. and CJB Investment Corp. The Company conducts its business principally through the Bank.  Management prepared the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant inter-company accounts and transactions during consolidation.

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included.  The results of operations for the three-month and six-month periods ended December 31, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statements of financial condition for June 30, 2012 was derived from the Company’s 2012 annual report on Form 10-K.  That data, along with the interim unaudited financial information presented in the consolidated statements of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in the Company’s 2012 annual report on Form 10-K.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	December 31, 2012			December 31, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$1,177			$2,837
Basic earnings per share,
income available to
common stockholders	$1,177	66,188	$0.02	$2,837	66,222	$0.04
Effect of dilutive securities:
Stock options	-	-		-	-

	$1,177	66,188	$0.02	$2,837	66,222	$0.04

	Three Months Ended			Six Months Ended
	December 31, 2011			December 31, 2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$470			$2,488
Basic earnings per share,
income available to
common stockholders	$470	66,498	$0.01	$2,488	66,733	$0.04
Effect of dilutive securities:
Stock options	-	-		-	-

	$470	66,498	$0.01	$2,488	66,733	$0.04

During the three and six months ended December 31, 2012, the average number of options which were considered anti-dilutive totaled approximately 3,193,000.  During the three and six months ended December 31, 2011, the average number of options which were considered anti-dilutive totaled approximately 3,233,000.

4.  SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2012, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

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

6.  STOCK REPURCHASE PLANS

On March 23, 2012, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 802,780 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  Through December 31, 2012 the Company has repurchased a total of 207,100 shares in accordance with this repurchase plan at a total cost of approximately $1,969,000 and at an average cost per share of $9.51.

7.  SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at December 31, 2012 and June 30, 2012 and stratification by contractual maturity of such securities at December 31, 2012 are presented below:

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
Trust preferred securities	$8,875	$-	$1,608	$7,267
U.S. agency securities	5,327	168	1	5,494

Total debt securities	14,202	168	1,609	12,761

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	2,100	41	-	2,141

Total collateralized mortgage
obligations	2,100	41	-	2,141

Mortgage pass-through securities:
Government National Mortgage
Association	9,959	780	18	10,721
Federal Home Loan Mortgage
Corporation	361,929	11,985	16	373,898
Federal National Mortgage Association	617,738	26,456	48	644,146

Total mortgage pass-through securities	989,626	39,221	82	1,028,765

Total mortgage-backed securities	991,726	39,262	82	1,030,906
Total securities available for sale	$1,005,928	$39,430	$1,691	$1,043,667

	At December 31, 2012
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	323	324
Due after ten years	13,879	12,437

Total	$14,202	$12,761

	At June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
Trust preferred securities	$8,871	$-	$2,158	$6,713
U.S. agency securities	5,742	148	1	5,889

Total debt securities	14,613	148	2,159	12,602

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	2,493	30	-	2,523

Total collateralized mortgage
obligations	2,493	30	-	2,523

Mortgage pass-through securities:
Government National Mortgage
Association	10,804	903	17	11,690
Federal Home Loan Mortgage
Corporation	447,173	13,357	21	460,509
Federal National Mortgage Association	727,903	27,512	33	755,382

Total mortgage pass-through securities	1,185,880	41,772	71	1,227,581

Total mortgage-backed securities	1,188,373	41,802	71	1,230,104
Total securities available for sale	$1,202,986	$41,950	$2,230	$1,242,706
During the six months ended December 31, 2012, proceeds from sales of securities available for sale totaled $70.7 million and resulted in gross gains of $1,150,000 and gross losses of $47,000.  There were no sales of securities available for sale during the six months ended December 31, 2011.  At December 31, 2012 and June 30, 2012, securities available for sale with carrying values of approximately $257.5 million and $292.8 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  As of those same dates, securities available for sale with carrying values of approximately $5.8 million and $7.2 million, respectively, were pledged to secure public funds on deposit.

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

8.  SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and fair values of securities held to maturity at December 31, 2012 and June 30, 2012 and stratification by contractual maturity of such securities at December 31, 2012 are presented below:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$145,210	$99	$21	$145,288
Obligations of state and political
subdivisions	2,015	3	-	2,018

Total debt securities	147,225	102	21	147,306

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	31	5	-	36
Federal National Mortgage Association	433	50	-	483
Non-agency securities	116	1	4	113

Total collateralized mortgage
obligations	580	56	4	632

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	107	6	-	113
Federal National Mortgage Association	254	11	-	265

Total mortgage pass-through securities	361	17	-	378

Total mortgage-backed
securities	941	73	4	1,010

Total securities held to maturity	$148,166	$175	$25	$148,316

	At December 31, 2012
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$2,015	$2,018
Due after one year through five years	120,216	120,289
Due after five years through ten years	24,994	24,999
Due after ten years	-	-

Total	$147,225	$147,306

	At June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$32,426	$172	$-	$32,598
Obligations of state and political
subdivisions	2,236	4	-	2,240

Total debt securities	34,662	176	-	34,838

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	38	5	-	43
Federal National Mortgage Association	511	62	-	573
Non-agency securities	146	-	13	133

Total collateralized mortgage
obligations	695	67	13	749

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	120	5	-	125
Federal National Mortgage Association	275	10	-	285

Total mortgage pass-through securities	395	15	-	410

Total mortgage-backed
securities	1,090	82	13	1,159

Total securities held to maturity	$35,752	$258	$13	$35,997

During the six months ended December 31, 2012 and December 31, 2011, proceeds from sales of held to maturity securities totaled $15,000 and $27,000, respectively, resulting in losses of $6,000 and $5,000, respectively.  The proceeds and losses were fully attributable to the sale of non-investment grade, non-agency collateralized mortgage obligations during each period. The securities sold were originally acquired as investment grade securities upon the in-kind redemption of the Company’s interest in the AMF Ultra Short Mortgage Fund during the first quarter of fiscal 2009. The rating of the securities subsequently declined below investment grade resulting in their eligibility for sale from the held-to-maturity portfolio without tainting the status of the remaining securities within the portfolio.  At December 31, 2012 and June 30, 2012, no held to maturity securities were utilized as collateral for borrowings nor pledged to secure public funds on deposit.

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

9.  IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at December 31, 2012 and June 30, 2012.  The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented.  Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
At December 31, 2012:
Trust preferred securities	$-	$-	$6,267	$1,608	$6,267	$1,608
U.S. agency securities	-	-	95	1	95	1
Mortgage pass-through securities	6,969	38	390	44	7,359	82

Total	$6,969	$38	$6,752	$1,653	$13,721	$1,691

At June 30, 2012:
Trust preferred securities	$-	$-	$5,713	$2,158	$5,713	$2,158
U.S. agency securities	-	-	116	1	116	1
Mortgage pass-through securities	3,173	13	922	58	4,095	71

Total	$3,173	$13	$6,751	$2,217	$9,924	$2,230

The number of available for sale securities with unrealized losses at December 31, 2012 totaled 24 comprising four single-issuer trust preferred securities, one U.S. agency security, and 19 mortgage pass-through securities.  The number of available for sale securities with unrealized losses at June 30, 2012 totaled 22 comprising four single-issuer trust preferred securities, one U.S. agency security and 17 mortgage pass-through securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
At December 31, 2012:
U.S. agency securities	$34,974	$21	$-	$-	$34,974	$21
Collateralized mortgage obligations	$-	$-	$66	$4	$66	$4

Total	$34,974	$21	$66	$4	$35,040	$25

At June 30, 2012:
Collateralized mortgage obligations	13	1	120	12	133	13

Total	$13	$1	$120	$12	$133	$13

The number of held to maturity securities with unrealized losses at December 31, 2012 totaled eight comprising two U.S. agency securities and six collateralized mortgage obligations.  Held to maturity securities with unrealized losses at June 30, 2012 comprised ten collateralized mortgage obligations.

In general, if the fair value of a debt security is less than its amortized cost basis at the time of evaluation, the security is “impaired” and the impairment is to be evaluated to determine if it is other than temporary.  The Company evaluates the impaired securities in its portfolio for possible other than temporary impairment (OTTI) on at least a quarterly basis.  The following represents the circumstances under which an impaired security is determined to be other than temporarily impaired:

•	When the Company intends to sell the impaired debt security;

•
When the Company more likely than not will be required to sell the impaired debt security before recovery of its amortized cost (for example, whether liquidity requirements or contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs); and

•
When an impaired debt security does not meet either of the two conditions above, but the Company does not expect to recover the entire amortized cost of the security.  According to applicable accounting guidance, this is generally when the present value of cash flows expected to be collected is less than the amortized cost of the security.

In the first two circumstances noted above, the amount of OTTI recognized in earnings is the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date.  In the third circumstance, however, the OTTI is to be separated into the amount representing the credit loss from the amount related to all other factors.  The credit loss component is to be recognized in earnings while the non-credit loss component is to be recognized in other comprehensive income.  In these cases, OTTI is generally predicated on an adverse change in cash flows (e.g. principal and/or interest payment deferrals or losses) versus those expected at the time of purchase.  The absence of an adverse change in expected cash flows generally indicates that a security’s impairment is related to other “non-credit loss” factors thereby precluding its recognition as OTTI.

The Company considers a variety of factors when determining whether a credit loss exists for an impaired security including, but not limited to:

•	The length of time and the extent (a percentage) to which the fair value has been less than the amortized cost basis;

•
Adverse conditions specifically related to the security, an industry, or a geographic area (for example, changes in the financial condition of the issuer of the security, or in the case of an asset backed debt security, in the financial condition of the underlying loan obligors, including changes in technology or the discontinuance of a segment of the business that may affect the future earnings potential of the issuer or underlying loan obligors of the security or changes in the quality of the credit enhancement);

•	The historical and implied volatility of the fair value of the security;

•	The payment structure of the debt security;

•	Actual or expected failure of the issuer of the security to make scheduled interest or principal payments;

•	Changes to the rating of the security by external rating agencies; and

•	Recoveries or additional declines in fair value subsequent to the balance sheet date.

The following discussion summarizes the Company’s rationale for recognizing the impairments reported in the tables above as “temporary” versus “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

Mortgage-backed Securities. The carrying value of the Company’s mortgage-backed securities totaled $1.03 billion at December 31, 2012 and comprised 86.6% of total investments and 35.6% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored entities such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

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

Since fiscal 2010, however, institutional demand for mortgage-backed securities has increased reflecting greater stability and liquidity in the financial markets coupled with the intervention of the Federal Reserve as a buyer/holder of such securities.  Moreover, many financial institutions are experiencing the effect of diminished loan origination volume resulting in increased institutional demand for mortgage-backed securities as investment alternatives to loans with market prices of agency mortgage-backed securities generally reflecting that increased institutional demand.

In sum, the factors influencing the fair value of the Company’s U.S. agency mortgage-backed securities, as described above, generally result from movements in market interest rates and changing real estate and financial market conditions which affect the supply and demand for such securities.  Such market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months, as noted above.  However, the longevity of such impairment is not reflective of an expectation for an adverse change in cash flows signifying a credit loss. Consequently, the impairments of value arising from these changing market conditions are both “noncredit-related” and “temporary” in nature.

The Company has the stated ability and intent to “hold to maturity” those securities so designated and does not intend to sell the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

In light of the factors noted above, the Company does not consider its U.S. agency mortgage-backed securities with unrealized losses at December 31, 2012 to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies, the Company held a nominal balance of non-agency mortgage-backed securities at December 31, 2012.  Unlike agency mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

The fair values of the non-agency mortgage-backed securities are subject to many of the factors applicable to the agency securities that may result in “temporary” impairments in value.  However, due to the lack of agency guaranty, the Company also monitors the general level of credit risk for each of its non-agency mortgage-backed securities based upon a variety of factors including, but not limited to, the ratings assigned to its specific tranches by one or more credit rating agencies.  As noted above, the level of such ratings and changes thereto, is one of several factors considered by the Company in identifying those securities that may be other-than-temporarily impaired.

The classification of impairment as “temporary” is generally reinforced by the Company’s stated intent and ability to “hold to maturity” all of its non-agency mortgage-backed securities which allows for an adequate timeframe during which the fair values of the impaired securities are expected to recover to the level of their amortized cost.  However, in the event of a severe deterioration of a security’s credit characteristics – including, but not limited to, a reduction in credit rating below certain internally defined rating thresholds and/or the recognition of credit-related impairment resulting from actual or expected deterioration of cash flows - the Company may re-evaluate and restate its intent to hold an impaired security until the expected recovery of its amortized cost.

For example, during both fiscal 2012 and 2011, the Company re-evaluated its intent regarding the retention or sale of its impaired, non-agency collateralized mortgage obligations whose credit-ratings had fallen below the thresholds that generally support an investment grade assessment by the Company.  The Company considered the combined effects of the severe deterioration of the securities’ credit ratings since their acquisition as investment grade securities and the actual and anticipated cash flow losses that characterized most of the securities.  Based on these factors, the Company modified its intent regarding these impaired securities from “hold to recovery of amortized cost” to “sell” and sold such securities during the periods noted.

At December 31, 2012, the Company's remaining portfolio comprised eight non-agency CMOs held-to-maturity totaling $116,000 of which six were impaired but maintained their credit-ratings, where applicable, at levels supporting an investment grade assessment by the Company.   The Company has not decided to sell the impaired securities as of December 31, 2012 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

In light of the factors noted above, the Company does not consider its balance of non-agency mortgage-backed securities with unrealized losses at December 31, 2012 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Securities.  The carrying value of the Company’s U.S. agency debt securities totaled $150.7 million at December 31, 2012 and comprised 12.6% of total investments and 5.2% of total assets as of that date.  Such securities are comprised of $145.2 million of U.S. agency debentures and $5.5 million of securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government sponsored entity.

With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debt securities are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on supply and demand.

With regard to interest rates, the impaired portion of the Company’s SBA securities are variable rate investments whose interest coupons are generally based on the Prime rate minus a margin.  Based upon the historically low level of short term market interest rates, of which the Prime rate is one measure, the current yields on these securities are comparatively low.  Consequently, the fair value of the variable rate SBA securities, as determined based upon the market price of these securities, reflects the adverse effects of the historically low short term, market interest rates at December 31, 2012.

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

Unlike its SBA securities, the Company’s U.S. agency debentures are fixed rate investments whose fair values over time generally reflect movements in comparatively longer term market interest rates.  At December 31, 2012, the unrealized losses applicable to those securities are generally attributable to movements in longer term interest rates since their acquisition by the Company.

In sum, the factors influencing the fair value of the Company’s U.S. agency securities, as described above, generally result from movements in market interest rates and changing market conditions which affect the supply and demand for such securities.  Such market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months, as noted above.  However, the longevity of such impairment is not reflective of an expectation for an adverse change in cash flows signifying a credit loss. Consequently, the impairments of value arising from these changing market conditions are both “noncredit-related” and “temporary” in nature.

The Company has the stated ability and intent to “hold to maturity” those securities so designated and does not intend to sell the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Furthermore, the Company purchased these securities at either par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than their amortized cost.

In light of the factors noted above, the Company does not consider its balance of U.S. agency securities with unrealized losses at December 31, 2012 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities. The carrying value of the Company’s trust preferred securities totaled $7.3 million at December 31, 2012 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of December 31, 2012, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

As noted earlier, the Company considers the ratings assigned by one or more credit rating agencies, where such ratings are available, in its evaluation of the impairment attributable to each of its trust preferred securities.  The Company uses such ratings, in conjunction with other criteria, to identify those securities whose impairments are potentially “credit-related” versus “noncredit-related”.

Unrealized losses associated with trust preferred securities whose credit ratings exceed certain internally defined thresholds are considered to be indicative of “noncredit-related” impairment given the nominal level of credit losses that would be expected based upon such ratings.  That conclusion is generally reinforced, as appropriate, by additional internal analysis supporting the Company’s internal investment grade assessment of the security.

At December 31, 2012, the Company owned two securities at an amortized cost of $2.9 million that were consistently rated by Moody’s and Standard & Poor’s Financial Services (“S&P”) above the thresholds that generally support the Company’s investment grade assessment.  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month Libor plus a margin.  Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at December 31, 2012.

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

In addition to the securities noted above, the Company owned two additional trust preferred securities at an amortized cost of $4.9 million whose external credit ratings by both S&P and Moody’s fell below the thresholds that the Company normally associates with investment grade securities.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

The Company’s evaluation of the unrealized loss associated with these securities considered a variety of factors to determine if any portion of the impairment was credit-related at December 31, 2012.  Factors generally considered in such evaluations included the financial strength and viability of the issuer and its parent company, the security’s historical performance through prior business and economic cycles, rating consistency or variability among rating companies, the security’s current and anticipated status regarding payment default or deferral of contractual payments to investors and the impact of these factors on the present value of the security’s expected future cash flows in relation to its amortized cost basis.

In its evaluation, the Company noted the overall financial strength and continuing expected viability of the issuing entity’s parent, particularly given their systemically critical role in the marketplace.  The Company noted the security’s absence of historical defaults or payment deferrals throughout prior business cycles including the recent fiscal crisis that triggered the current economic weaknesses prevalent in the marketplace.  Given these factors, the Company had no basis upon which to estimate an adverse change in the expected cash flows over the securities’ remaining terms to maturity.

In sum, the factors influencing the fair value of the Company’s trust preferred securities and the resulting impairment attributable to each generally resulted from movements in market interest rates and changing market conditions which affect the supply and demand for such securities.  Such market conditions may generally fluctuate over time resulting in the securities being impaired for periods in excess of 12 months, as noted above.  However, the longevity of such impairment is not reflective of an expectation for an adverse change in cash flows signifying a credit loss. Consequently, the impairments of value arising from these changing market conditions are both “noncredit-related” and “temporary” in nature.

While all of its trust preferred securities are classified as available for sale, the Company does not intend to sell the impaired securities until their fair values recover to a level equal to or greater than the Company’s amortized cost.  Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at nominal discounts.  Accordingly, the Company expects that the securities will not be settled for a price less than their amortized cost.

In light of the factors noted above, the Company does not consider its investments in trust preferred securities with unrealized losses at December 31, 2012 to be “other-than-temporarily” impaired as of that date.

At December 31, 2012 and June 30, 2012, the Company held no securities on which credit-related OTTI had been recognized in earnings.

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

At December 31, 2012, the remaining outstanding principal balance and carrying amount of the acquired credit-impaired loans totaled approximately $10,594,000 and $6,723,000, respectively.  By comparison, at June 30, 2012, the remaining outstanding principal balance and carrying amount of such loans totaled approximately $12,586,000 and $8,439,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $1,669,000 and $2,967,000 at December 31, 2012 and June 30, 2012, respectively.

The balance of the allowance for loan losses at December 31, 2012 and June 30, 2012 included approximately $21,000 and $59,000 of valuation allowances, respectively, for a specifically identified impairment attributable to acquired credit-impaired loans.  The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition, net of any charge offs recognized during that time.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the three and six months ended December 31, 2012 and December 31, 2011.

	Three Months Ended December 31, 2012 (in thousands)	Three Months Ended December 31, 2011 (in thousands)
Beginning balance	$1,182	$1,621
Accretion to interest income	(94)	(67)
Disposals	-	-
Reclassifications from nonaccretable difference	-	-
Ending balance	$1,088	$1,554

	Six Months Ended December 31, 2012 (in thousands)	Six Months Ended December 31, 2011 (in thousands)
Beginning balance	$1,461	$1,718
Accretion to interest income	(282)	(164)
Disposals	(91)	-
Reclassifications from nonaccretable difference	-	-
Ending balance	$1,088	$1,554

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

Traditionally, the loans considered by the Company to be eligible for individual impairment review have generally represented its larger and/or more complex loans including its commercial mortgage loans, comprising multi-family and nonresidential real estate loans, as well as its construction loans and commercial business loans.  The scope of loans that the Company considers eligible for individual impairment review also includes all one-to-four family mortgage loans as well as its home equity loans and home equity lines of credit.

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

By contrast, the timing of charge offs regarding the impairment associated with secured loans has historically been far more variable.  The Company’s secured loans, comprising a large majority of its total loan portfolio, consist primarily of residential and nonresidential mortgage loans and commercial/business loans secured by properties located in New Jersey where the foreclosure process currently takes 24-36 months to complete.  Prior to fiscal 2012, charge offs of the impairment identified on loans secured by real estate were generally recognized upon completion of foreclosure at which time: (a) the property was brought into real estate owned at its fair value, less estimated selling costs, (b) any portion of the loan’s carrying value in excess of that amount was charged off against the ALLL, and (c) the historical loss factors used in the Company’s ALLL calculations were updated to reflect the actual realized loss.  Accordingly, the historical loss factors used in the Company’s allowance for loan loss calculations during prior periods did not reflect the probable losses on impaired loans until such time that the losses were realized as charge offs.

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

As noted, the second tier of the Company’s allowance for loan loss calculation also utilizes environmental loss factors to estimate the probable losses within the loan portfolio. Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio. Such risk criteria includes the level of and trends in nonperforming loans; the effects of changes in credit policy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations and changes in local and regional real estate values.  For each category of the loan portfolio, a level of risk, developed from a number of internal and external resources, is assigned to each of the qualitative criteria utilizing a scale ranging from zero (negligible risk) to 15 (high risk), with higher values potentially ascribed to exceptional levels of risk that exceed the standard range, as appropriate. The sum of the risk values, expressed as a whole number, is multiplied by .01% to arrive at an overall environmental loss factor, expressed in basis points, for each loan category.

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

The following tables present the balance of the allowance for loan losses at December 31, 2012 and June 30, 2012 based upon the calculation methodology described above.  The table identifies the valuation allowances attributable to identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as those valuation allowances for impairments on loans evaluated collectively.  The underlying balance of loans receivable applicable to each category is also presented.  The balance of loans receivable reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable at December 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$1,086	$359	$-	$-	$113	$-	$-	$1,558
Loans collectively evaluated for impairment	3,013	3,153	147	219	280	35	14	6,861
Allowance for loan losses on originated and purchased loans	4,099	3,512	147	219	393	35	14	8,419
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	21	-	-	-	21
Other acquired loans individually evaluated for impairment	-	226	-	1,046	35	-	-	1,307
Loans collectively evaluated for impairment	4	401	40	304	57	40	1	847
Allowance for loan losses on loans acquired at fair value	4	627	40	1,371	92	40	1	2,175
Total allowance for loan losses	$4,103	$4,139	$187	$1,590	$485	$75	$15	$10,594

Allowance for Loan Losses and Loans Receivable at December 31, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2012:
At September 30, 2012:
Allocated	$4,115	$3,592	$232	$1,401	$429	$67	$13	$9,849
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	4,115	3,592	232	1,401	429	67	13	9,849
Total charge offs	(405)	(187)	-	-	(63)	-	(1)	(656)
Total recoveries	-	-	-	-	8	-	-	8
Total allocated provisions	393	734	(45)	189	111	8	3	1.393
Total unallocated provisions	-	-	-	-	-	-	-	-
At December 31, 2012:
Allocated	4,103	4,139	187	1,590	485	75	15	10,594
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$4,103	$4,139	$187	$1,590	$485	$75	$15	$10,594

Allowance for Loan Losses and Loans Receivable at December 31, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2012:
At June 30, 2012:
Allocated	$4,572	$3,443	$277	$1,310	$447	$54	$14	$10,117
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	4,572	3,443	277	1,310	447	54	14	10,117
Total charge offs	(903)	(200)	-	(116)	(70)	-	(2)	(1,291)
Total recoveries	9	-	-	18	9	-	-	36
Total allocated provisions	425	896	(90)	378	99	21	3	1,732
Total unallocated provisions	-	-	-	-	-	-	-	-
At December 31, 2012:
Allocated	4,103	4,139	187	1,590	485	75	15	10,594
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$4,103	$4,139	$187	$1,590	$485	$75	$15	$10,594

Allowance for Loan Losses and Loans Receivable at December 31, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2011:
At September 30, 2011:
Allocated	$6,745	$3,306	$241	$1,104	$340	$55	$16	$11,807
Unallocated	-	-	-	-	-	-	-	233
Total allowance for loan losses	6,745	3,306	241	1,104	340	55	16	12,040
Total charge offs	(3,862)	(483)	(73)	(320)	(62)	-	(4)	(4,804)
Total recoveries	1	36	-	-	-	-	-	37
Total allocated provisions	1,445	(195)	39	213	52	(1)	3	1,556
Total unallocated provisions	-	-	-	-	-	-	-	(233)
At December 31, 2011:
Allocated	4,329	2,664	207	997	330	54	15	8,596
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$4,329	$2,664	$207	$997	$330	$54	$15	$8,596

Allowance for Loan Losses and Loans Receivable at December 31, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2011:
At June 30, 2011:
Allocated	$6,644	$3,336	$289	$880	$322	$49	$14	$11,534
Unallocated	-	-	-	-	-	-	-	233
Total allowance for loan losses	6,644	3,336	289	880	322	49	14	11,767
Total charge offs	(4,607)	(483)	(73)	(326)	(103)	-	(6)	(5,598)
Total recoveries	1	36	-	-	2	-	-	39
Total allocated provisions	2,291	(225)	(9)	443	109	5	7	2,621
Total unallocated provisions	-	-	-	-	-	-	-	(233)
At December 31, 2011:
Allocated	4,329	2,664	207	997	330	54	15	8,596
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$4,329	$2,664	$207	$997	$330	$54	$15	$8,596

Allowance for Loan Losses and Loans Receivable at December 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$16,579	$8,382	$507	$1,240	$977	$-	$-	$27,685
Loans collectively evaluated for impairment	513,622	412,902	8,669	23,399	70,583	10,196	4,375	1,043,746
Total originated and purchased loans	530,201	421,284	9,176	24,639	71,560	10,196	4,375	1,071,431
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	1,283	315	5,125	-	-	-	6,723
Other acquired loans individually evaluated for impairment	415	1,940	935	2,636	725	-	-	6,651
Loans collectively evaluated for impairment	1,354	130,272	5,344	48,709	15,396	17,205	167	218,447
Total loans acquired at fair value	1,769	133,495	6,594	56,470	16,121	17,205	167	231,821
Total loans	$531,970	$554,779	$15,770	$81,109	$87,681	$27,401	$4,542	1,303,252
Unamortized yield adjustments								(1,240)
Loans receivable								$1,302,012

Allowance for Loan Losses and Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$1,240	$424	$-	$-	$105	$-	$-	$1,769
Loans collectively evaluated for impairment	3,330	2,594	264	223	278	34	13	6,736
Allowance for loan losses on originated and purchased loans	4,570	3,018	264	223	383	34	13	8,505
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	59	-	-	-	59
Other acquired loans individually evaluated for impairment	-	243	-	717	22	-	-	982
Loans collectively evaluated for impairment	2	182	13	311	42	20	1	571
Allowance for loan losses on loans acquired at fair value	2	425	13	1,087	64	20	1	1,612
Total allowance for loan losses	$4,572	$3,443	$277	$1,310	$447	$54	$14	$10,117

Allowance for Loan Losses and Loans Receivable at June 30, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$16,383	$7,979	$507	$1,068	$880	$25	$-	$26,842
Loans collectively evaluated for impairment	544,514	330,871	11,737	23,432	75,827	10,016	3,840	1,000,237
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	1,513	480	6,446	-	-	-	8,439
Other acquired loans individually evaluated for impairment	417	3,066	935	1,288	850	168	-	6,724
Loans collectively evaluated for impairment	1,532	141,505	6,633	56,180	18,275	19,321	202	243,648
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	1,285,890
Unamortized yield adjustments								(1,654)
Loans receivable								$1,284,236

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at December 31, 2012 and June 30, 2012.

Credit-Rating Classification of Loans Receivable at December 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Non-classified	$511,199	$408,377	$8,398	$23,117	$70,394	$10,075	$4,372	$1,035,932
Classified:
Special mention	1,595	2,869	271	282	189	29	2	5,237
Substandard	17,407	9,727	507	1,240	977	92	1	29,951
Doubtful	-	311	-	-	-	-	-	311
Loss	-	-	-	-	-	-	-	-
Total classified loans	19,002	12,907	778	1,522	1,166	121	3	35,499
Total originated and purchased loans	530,201	421,284	9,176	24,639	71,560	10,196	4,375	1,071,431
Loans acquired at fair value
Non-classified	1,354	121,783	2,474	42,883	15,237	17,205	161	201,097
Classified:
Special mention	-	5,438	1,213	5,104	159	-	-	11,914
Substandard	415	6,274	2,907	7,940	725	-	6	18,267
Doubtful	-	-	-	543	-	-	-	543
Loss	-	-	-	-	-	-	-	-
Total classified loans	415	11,712	4,120	13,587	884	-	6	30,724
Total loans acquired at fair value	1,769	133,495	6,594	56,470	16,121	17,205	167	231,821
Total loans	$531,970	$554,779	$15,770	$81,109	$87,681	$27,401	$4,542	$1,303,252

Credit-Rating Classification of Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Non-classified	$542,704	$324,501	$11,588	$23,114	$75,602	$9,897	$3,837	$991,243
Classified:
Special mention	971	3,925	149	318	225	30	2	5,620
Substandard	17,222	10,099	507	1,068	880	114	1	29,891
Doubtful	-	325	-	-	-	-	-	325
Loss	-	-	-	-	-	-	-	-
Total classified loans	18,193	14,349	656	1,386	1,105	144	3	35,836
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Non-classified	1,532	132,810	5,062	48,131	18,275	19,321	196	225,327
Classified:
Special mention	-	5,791	1,571	7,314	-	-	1	14,677
Substandard	417	7,483	1,415	7,902	850	168	5	18,240
Doubtful	-	-	-	567	-	-	-	567
Loss	-	-	-	-	-	-	-	-
Total classified loans	417	13,274	2,986	15,783	850	168	6	33,484
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	$1,285,890

Contractual Payment Status of Loans Receivable at December 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Current	$512,960	$412,155	$7,601	$22,877	$71,349	$9,971	$4,139	$1,041,052
Past due:
30-59 days	2,354	327	1,068	222	-	225	223	4,419
60-89 days	2,275	2,179	-	358	32	-	12	4,856
90+ days	12,612	6,623	507	1,182	179	-	1	21,104
Total past due	17,241	9,129	1,575	1,762	211	225	236	30,379
Total originated and purchased loans	530,201	421,284	9,176	24,639	71,560	10,196	4,375	1,071,431
Loans acquired at fair value
Current	1,354	127,545	3,601	49,485	14,802	17,085	138	214,010
Past due:
30-59 days	-	3,528	1,300	2,029	751	120	22	7,750
60-89 days	-	189	-	2,272	159	-	1	2,621
90+ days	415	2,233	1,693	2,684	409	-	6	7,440
Total past due	415	5,950	2,993	6,985	1,319	120	29	17,811
Total loans acquired at fair value	1,769	133,495	6,594	56,470	16,121	17,205	167	231,821
Total loans	$531,970	$554,779	$15,770	$81,109	$87,681	$27,401	$4,542	$1,303,252

Contractual Payment Status of Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Current	$544,772	$332,541	$11,487	$23,319	$76,366	$10,016	$3,806	$1,002,307
Past due:
30-59 days	3,254	27	-	113	144	-	11	3,549
60-89 days	476	275	250	-	38	-	22	1,061
90+ days	12,395	6,007	507	1,068	159	25	1	20,162
Total past due	16,125	6,309	757	1,181	341	25	34	24,772
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Current	1,532	142,439	6,797	56,887	17,895	19,250	183	244,983
Past due:
30-59 days	-	-	-	2,708	704	71	13	3,496
60-89 days	-	218	-	1,188	-	-	1	1,407
90+ days	417	3,427	1,251	3,131	526	168	5	8,925
Total past due	417	3,645	1,251	7,027	1,230	239	19	13,828
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	$1,285,890

The following tables present information relating to the Company’s nonperforming and impaired loans at December 31, 2012 and June 30, 2012.  Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable at December 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Performing	$516,836	$412,755	$8,669	$23,399	$71,249	$10,196	$4,374	$1,047,478
Nonperforming:
90+ days past due and accruing	-	146	-	-	-	-	-	146
Nonaccrual	13,365	8,383	507	1,240	311	-	1	23,807
Total nonperforming	13,365	8,529	507	1,240	311	-	1	23,953
Total originated and purchased loans	530,201	421,284	9,176	24,639	71,560	10,196	4,375	1,071,431
Loans acquired at fair value
Performing	1,354	131,262	4,900	52,921	15,712	17,205	161	223,515
Nonperforming:
90+ days past due and accruing	-	507	443	433	-	-	-	1,383
Nonaccrual	415	1,726	1,251	3,116	409	-	6	6,923
Total nonperforming	415	2,233	1,694	3,549	409	-	6	8,306
Total loans acquired at fair value	1,769	133,495	6,594	56,470	16,121	17,205	167	231,821
Total loans	$531,970	$554,779	$15,770	$81,109	$87,681	$27,401	$4,542	$1,303,252

Performance Status of Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Performing	$546,397	$330,871	$11,737	$23,432	$76,249	$10,016	$3,839	$1,002,541
Nonperforming:
90+ days past due and accruing	-	-	-	-	-	-	-	-
Nonaccrual	14,500	7,979	507	1,068	458	25	1	24,538
Total nonperforming	14,500	7,979	507	1,068	458	25	1	24,538
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Performing	1,532	142,657	6,797	60,748	18,599	19,321	197	249,851
Nonperforming:
90+ days past due and accruing	-	398	-	293	-	-	-	691
Nonaccrual	417	3,029	1,251	2,873	526	168	5	8,269
Total nonperforming	417	3,427	1,251	3,166	526	168	5	8,960
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	$1,285,890

Impairment Status of Loans Receivable at December 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$513,622	$412,901	$8,669	$23,399	$70,583	$10,196	$4,375	$1,043,745
Impaired loans:
Impaired loans with no allowance for impairment	10,919	6,477	507	1,240	855	-	-	19,998
Impaired loans with allowance for impairment:
Unpaid principal balance	5,660	1,906	-	-	122	-	-	7,688
Allowance for impairment	(1,086)	(359)	-	-	(113)	-	-	(1,558)
Balance of impaired loans net of allowance for impairment	4,574	1,547	-	-	9	-	-	6,130
Total impaired loans, excluding allowance	16,579	8,383	507	1,240	977	-	-	27,686
Total originated and purchased loans	530,201	421,284	9,176	24,639	71,560	10,196	4,375	1,071,431
Loans acquired at fair value
Non-impaired loans	1,355	130,273	5,343	48,710	15,395	17,205	167	218,448
Impaired loans:
Impaired loans with no allowance for impairment	414	1,996	1,251	6,303	663	-	-	10,627
Impaired loans with allowance for impairment:
Unpaid principal balance	-	1,226	-	1,457	63	-	-	2,746
Allowance for impairment	-	(226)	-	(1,067)	(35)	-	-	(1,328)
Balance of impaired loans net of allowance for impairment	-	1,000	-	390	28	-	-	1,418
Total impaired loans, excluding allowance	414	3,222	1,251	7,760	726	-	-	13,373
Total loans acquired at fair value	1,769	133,495	6,594	56,470	16,121	17,205	167	231,821
Total loans	$531,970	$554,779	$15,770	$81,109	$87,681	$27,401	$4,542	$1,303,252

Impairment Status of Loans Receivable at December 31, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$22,056	$8,797	$525	$1,278	$1,020	$-	$-	$33,676
Loans acquired at fair value	417	3,696	1,763	10,747	742	-	-	17,365
Total impaired loans	$22,473	$12,493	$2,288	$12,025	$1,762	$-	$-	$51,041

For the three months ended December 31, 2012
Average balance of impaired loans	$16,303	$12,020	$1,758	$8,918	$1.742	$18	$-	$40,759
Interest earned on impaired loans	$47	$36	$-	$112	$14	$-	$-	$209

For the six months ended December 31, 2012
Average balance of impaired loans	$16,350	$12,209	$1,805	$8,979	$1.757	$37	$-	$41,137
Interest earned on impaired loans	$87	$54	$-	$242	$30	$-	$-	$413

For the three months ended December 31, 2011
Average balance of impaired loans	$19,752	$11,572	$1,789	$11,033	$1,292	$88	$-	$45,526
Interest earned on impaired loans	$275	$8	$-	$62	$5	$-	$-	$350

For the six months ended December 31, 2011
Average balance of impaired loans	$17,901	$10,959	$1,873	$11,416	$947	$148	$-	$43,244
Interest earned on impaired loans	$577	$56	$-	$155	$19	$-	$-	$807

Impairment Status of Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$544,514	$330,871	$11,737	$23,432	$75,827	$10,016	$3,840	$1,000,237
Impaired loans:
Impaired loans with no allowance for impairment	10,779	6,007	507	1,068	755	25	-	19,141
Impaired loans with allowance for impairment:
Unpaid principal balance	5,604	1,972	-	-	125	-	-	7,701
Allowance for impairment	(1,240)	(424)	-	-	(105)	-	-	(1,769)
Balance of impaired loans net of allowance for impairment	4,364	1,548	-	-	20	-	-	5,932
Total impaired loans, excluding allowance	16,383	7,979	507	1,068	880	25	-	26,842
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Non-impaired loans	1,532	141,505	6,633	56,180	18,275	19,321	202	243,648
Impaired loans:
Impaired loans with no allowance for impairment	417	3,115	1,415	6,849	786	168	-	12,750
Impaired loans with allowance for impairment:
Unpaid principal balance	-	1,464	-	885	64	-	-	2,413
Allowance for impairment	-	(243)	-	(776)	(22)	-	-	(1,041)
Balance of impaired loans net of allowance for impairment	-	1,221	-	109	42	-	-	1,372
Total impaired loans, excluding allowance	417	4,579	1,415	7,734	850	168	-	15,163
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	$1,285,890

Impairment Status of Loans Receivable at June 30, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$21,995	$8,124	$525	$1,105	$903	$25	$-	$32,677
Loans acquired at fair value	417	5,090	1,960	10,937	869	168	-	19,441
Total impaired loans	$22,412	$13,214	$2,485	$12,042	$1,772	$193	$-	$52,118

All impaired loans are reviewed individually for impairment in accordance with the Company’s allowance for loan loss calculation methodology described earlier. The Company has identified a total of $30.6 million of impaired loans for which no allowance for impairment was recognized at December 31, 2012.  As highlighted in the table above, approximately $10.6 million of these loans were originally acquired through business combinations.  Any impairment identified at the time of acquisition relating to these loans was reflected as an adjustment to their fair value at that time.

The remaining $20.0 million of loans reported as impaired with no allowance for impairment represent those originated or purchased in the secondary market by the Company.  These loans reflect, in part, the Company’s practice of identifying all “non-homogeneous” loans on nonaccrual status as impaired in acknowledgment of the probable non-receipt of interest accrued in accordance with the loans’ contractual terms.  Despite the nonaccrual and impaired statuses, however, the individual analyses performed on these loans indicate that no additional impairment charge is necessary.  Such loans also include loans for which previously identified impairments have been fully charged off.

The Company’s loans reported above as impaired with no allowance for impairment are primarily secured by real estate and, to a lesser degree, other forms of collateral.  As noted earlier, the impairment analyses performed on these loans generally utilize the fair value of the securing collateral, less certain estimated selling costs, as a measurement proxy for the fair value of the loan as a practical expedient.  Based upon that assumption, at December 31, 2012 the Company would expect to recover the net carrying value of its loans identified as impaired without allowance for impairment through the liquidation of the collateral.  However, continued deterioration in real estate values could result in the identification of impairment in the future attributable to these loans resulting in additional provisions to the allowance for loan losses.

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

The following table presents information regarding the restructuring of the Company’s troubled debts during the three and six months ended December 31, 2012 and December 31, 2011 and any defaults during those periods of TDRs that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable at December 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(in Thousands)
Troubled debt restructuring activity for the three months ended December 31, 2012
Originated and purchased loans
Number of loans	2	-	-	-	-	-	-	2
Pre-modification outstanding recorded investment	$331	$-	$-	$-	$-	$-	$-	$331
Post-modification outstanding recorded investment	269	-	-	-	-	-	-	269
Charge offs against the allowance for loan loss for impairment recognized at modification	63	-	-	-	-	-	-	63
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	-
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	-	-	-	-
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable at December 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(in Thousands)
Troubled debt restructuring activity for the six months ended December 31, 2012
Originated and purchased loans
Number of loans	2	-	-	-	1	-	-	3
Pre-modification outstanding recorded investment	$331	$-	$-	$-	$99	$-	$-	$430
Post-modification outstanding recorded investment	269	-	-	-	94	-	-	363
Charge offs against the allowance for loan loss for impairment recognized at modification	63	-	-	-	7	-	-	70
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	-
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	-	-	-	-
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable at December 31, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Troubled debt restructuring activity for the three months ended December 31, 2011
Originated and purchased loans
Number of loans	5	-	-	-	2	-	-	7
Pre-modification outstanding recorded investment	$1,011	$-	$-	$-	$321	$-	$-	$1,332
Post-modification outstanding recorded investment	991	-	-	-	293	-	-	1,284
Charge offs against the allowance for loan loss for impairment recognized at modification	64	-	-	-	30	-	-	94
Loans acquired at fair value
Number of loans	-	-	-	-	1	-	-	1
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$211	$-	$-	$211
Post-modification outstanding recorded investment	-	-	-	-	176	-	-	176
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	32	-	-	32
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable at December 31, 2011
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Troubled debt restructuring activity for the six months ended December 31, 2011
Originated and purchased loans
Number of loans	10	-	-	-	3	-	-	13
Pre-modification outstanding recorded investment	$2,431	$-	$-	$-	$436	$-	$-	$2,867
Post-modification outstanding recorded investment	2,324	-	-	-	396	-	-	2,720
Charge offs against the allowance for loan loss for impairment recognized at modification	198	-	-	-	40	-	-	238
Loans acquired at fair value
Number of loans	-	-	-	-	2	-	-	2
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$340	$-	$-	$340
Post-modification outstanding recorded investment	-	-	-	-	277	-	-	277
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	57	-	-	57
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

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

11.  BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

Service cost	$58	$39	$115	$77
Interest cost	77	85	155	171
Amortization of unrecognized past service
liability	12	16	24	32
Amortization of unrecognized net actuarial
loss (gain)	13	(6)	27	(12)

Net periodic benefit expense	$160	$134	$321	$268

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

The assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Balance
	(In Thousands)
At December 31, 2012:
Debt securities available for sale:

Trust preferred securities	$-	$6,267	$1,000	$7,267
U.S. agency securities	-	5,494	-	5,494
Total debt securities	-	11,761	1,000	12,761

Mortgage-backed securities available for sale:

Collateralized mortgage obligations:
Federal National Mortgage Association	-	2,141	-	2,141
Mortgage pass-through securities:
Government National Mortgage Association	-	10,721	-	10,721
Federal Home Loan Mortgage Corporation	-	373,898	-	373,898
Federal National Mortgage Association	-	644,146	-	644,146
Total mortgage- backed securities	-	1,030,906	-	1,030,906

Total securities available for sale	$-	$1,042,667	$1,000	$1,043,667

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Balance
	(In Thousands)
At June 30, 2012:
Debt securities available for sale:

Trust preferred securities	$-	$5,713	$1,000	$6,713
U.S. agency securities	-	5,889	-	5,889
Total debt securities	-	11,602	1,000	12,602

Mortgage-backed securities available for sale:

Collateralized mortgage obligations:
Federal National Mortgage Association	-	2,523	-	2,523
Mortgage pass-through securities:
Government National Mortgage Association	-	11,690	-	11,690
Federal Home Loan Mortgage Corporation	-	460,509	-	460,509
Federal National Mortgage Association	-	755,382	-	755,382
Total mortgage- backed securities	-	1,230,104	-	1,230,104

Total securities available for sale	$-	$1,241,706	$1,000	$1,242,706

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

The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs.  It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028.  Generally management has been unable to obtain a market quote due to a lack of trading activity for this security.  Consequently, the security’s fair value as reported at December 31, 2012 and June 30, 2012 is based upon the present value of its expected future cash flows assuming the security continues to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

For the six months ended December 31, 2012, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis.  For that same period, there were no transfers of assets or liabilities within the fair valuation measurement hierarchy between Level 1 and Level 2 inputs.

The assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Balance
	(In Thousands)
At December 31, 2012
Impaired loans	$-	$-	$15,992	$15,992
Real estate owned	-	-	1,634	1,634
	-
At June 30, 2012
Impaired loans	$-	$-	$14,026	$14,026
Real estate owned	-	-	3,129	3,129

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
	(In thousands)
At December 31, 2012
Impaired loans	$15,992	Market valuation of underlying collateral (1)	Direct disposal costs (3)	6% - 10%
Real estate owned	$1,634	Market valuation property (2)	Direct disposal costs (3)	6% - 10%

At June 30, 2012
Impaired loans	$14,026	Market valuation of underlying collateral (1)	Direct disposal costs (3)	6% - 10%
Real estate owned	$3,129	Market valuation property (2)	Direct disposal costs (3)	6% - 10%
__________________________________ (1) The fair value basis of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
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

At December 31, 2012, impaired loans valued using Level 3 inputs comprised loans with carrying values totaling $18.9 million and valuation allowances of $2.9 million reflecting fair values of $16.0 million.  By comparison, at June 30, 2012, impaired loans valued using Level 3 inputs comprised loans with carrying values totaling $16.8 million and valuation allowances of $2.8 million reflecting fair values of $14.0 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At December 31, 2012, real estate owned whose carrying value was written down utilizing Level 3 inputs during the first six months of fiscal 2013 included two properties with fair values totaling $1.6 million.  By comparison, at June 30, 2012 real estate owned whose carrying value was written down utilizing Level 3 inputs during fiscal 2012 included five properties with fair values totaling $3.1 million.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2012 and June 30, 2012:

Cash and Cash Equivalents, Interest Receivable and Interest Payable.  The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities.  See the discussion presented on Page 56 concerning assets measured at fair value on a recurring basis.

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

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented on Page 85.

The carrying amounts and estimated fair values of financial instruments are as follows:

	Carrying Amount and Fair Value Measurements at December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Financial assets:
Cash and cash equivalents	$186,991	$186,991	$186,991	$-	$-
Securities available for sale	12,761	12,761	-	11,761	1,000
Securities held to maturity	147,225	147,306	-	147,306	-
Loans receivable	1,291,418	1,320,448	-	-	1,320,448
Mortgage-backed securities available for sale	1,030,906	1,030,906	-	1,030,906	-
Mortgage-backed securities held to maturity	941	1,010	-	1,010	-
FHLB stock	14,140	14,140	-	-	14,140
Interest receivable	7,876	7,876	7,876	-	-

Financial liabilities:
Deposits (A)	2,140,465	2,147,176	1,120,754	-	1,026,422
Borrowings	242,145	270,040	-	-	270,040
Interest payable on borrowings	988	988	988	-	-

(A)	Includes accrued interest payable on deposits of $49,325 at December 31, 2012.

	Carrying Amount and Fair Value Measurements at June 30, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Financial assets:
Cash and cash equivalents	$155,584	$155,584	$155,584	$-	$-
Securities available for sale	12,602	12,602	-	11,602	1,000
Securities held to maturity	34,662	34,838	-	34,838	-
Loans receivable	1,274,119	1,307,948	-	-	1,307,948
Mortgage-backed securities available for sale	1,230,104	1,230,104	-	1,230,104	-
Mortgage-backed securities held to maturity	1,090	1,159	-	1,159	-
FHLB stock	14,142	14,142	-	-	14,142
Interest receivable	8,395	8,395	8,395	-	-

Financial liabilities:
Deposits (A)	2,171,797	2,182,098	1,066,870	-	1,115,228
Borrowings	249,777	278,296	-	-	278,296
Interest payable on borrowings	967	967	967	-	-

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

Comparison of Financial Condition at December 31, 2012 and June 30, 2012

General.  Total assets decreased by $39.4 million to $2.90 billion at December 31, 2012 from $2.94 billion at June 30, 2012.  The decrease in total assets was primarily reflected in the decline in the balance of mortgage-backed securities that was partially offset by an increase in the balance of loans, debt securities and cash and cash equivalents.  The net decrease in total assets was complemented by a decrease in the balances of deposits and borrowings.  The balance of total stockholders’ equity changed nominally between comparative periods.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, increased by $31.4 million to $187.0 million at December 31, 2012 from $155.6 million at June 30, 2012.  The increase in the balance of cash and cash equivalents largely reflects the incoming cash flows arising from the sale of approximately $70.7 million of mortgage-backed securities during the last month of the current quarter.  Such cash flows are expected to fund a portion of the Bank’s increasing volume of commercial loan originations during the subsequent quarter ending March 31, 2013.

In light of the historically low level of short term interest rates, the Company generally expects to continue maintaining the average balance of interest-earning cash and equivalents at comparatively lower levels than those reported at the close of the current quarter.  Management will continue to monitor the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives – particularly those relating to the expansion of its commercial lending functions.  The Company may alter its liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

Debt Securities Available for Sale.  Debt securities classified as available for sale increased by $159,000 to $12.8 million at December 31, 2012 from $12.6 million at June 30, 2012.  The net increase in the portfolio primarily reflected a decline in the net unrealized loss within the portfolio that was partially offset by the repayment of amortizing securities during the first six months of fiscal 2013.  At December 31, 2012, the available for sale debt securities portfolio consisted of $7.3 million of single issuer trust preferred securities and $5.5 million of SBA pass-through certificates with amortized costs of $8.9 million and $5.3 million, respectively.

The net unrealized loss for this portfolio decreased by $570,000 to $1.4 million at December 31, 2012 from $2.0 million at June 30, 2012.  The decrease in the net unrealized loss was primarily attributable to an increase in the fair value of the Company’s investment in single issuer, trust preferred securities whose unrealized losses decreased by $550,000 to $1.6 million at December 31, 2012 from $2.2 million at June 30, 2012.  As discussed in greater detail in the notes to consolidated financial statements, management has concluded that the impairment within this segment of the portfolio is not “other-than-temporary” at December 31, 2012.

Additional information regarding available for sale securities at December 31, 2012 is presented in Note 7 and Note 9 to consolidated financial statements.

Debt Securities Held to Maturity.  Debt securities classified as held to maturity increased by $112.6 million to $147.2 million at December 31, 2012 from $34.7 million at June 30, 2012.  The net increase in the balance of the portfolio primarily reflected the purchase of U.S. agency debentures that were partially offset by the repayment of such securities upon being called by the issuers prior to their maturities.  At December 31, 2012, the held to maturity non-mortgage-backed securities portfolio included $145.2 million of U.S. agency debentures maturing within one to six years.  Debt securities held to maturity at December 31, 2012 also included $2.0 million of short term municipal obligations that mature within one year.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at December 31, 2012.

Additional information regarding held to maturity securities at December 31, 2012 is presented in Note 8 and Note 9 to the consolidated financial statements.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $17.3 million to $1.29 billion at December 31, 2012 from $1.27 billion at June 30, 2012.  The increase in net loans receivable was primarily attributable to new loan acquisitions outpacing loan repayments during the first six months of fiscal 2013.

Residential mortgage loans, in aggregate, decreased by $41.2 million to $647.1 million at December 31, 2012 from $688.1 million at June 30, 2012.  The components of the aggregate decrease included a net reduction in the balance of one-to-four family first mortgage loans of $30.9 million to $532.0 million at December 31, 2012 from $562.8 million at June 30, 2012 as well as a net reduction in the balance of home equity loans of $8.2 million to $87.7 million from $95.8 million for those same comparative periods.  Additionally, the balance of home equity lines of credit decreased by $2.1 million to $27.4 million at December 31, 2012 from $29.5 million at June 30, 2012.

The aggregate decline in the residential mortgage loan portfolio for the six months ended December 31, 2012 continues to reflect a diminished level of “new purchase” loan demand resulting from a weak economy and lower real estate values.  The decline in the outstanding balance of the portfolio was exacerbated by accelerating refinancing activity resulting primarily from longer-term mortgage rates falling to new historical lows during the quarter.  Such declines in mortgage rates were largely attributable to the Federal Reserve’s efforts to stimulate the economy by driving longer term interest rates lower through quantitative easing.  Through this policy, the Federal Reserve has continued to aggressively purchase mortgage-backed securities in the open market thereby driving the yield on such securities, and their underlying mortgage loans, to historical lows.

As a portfolio lender cognizant of potential exposure to interest rate risk, the Bank has generally refrained from lowering its long term, fixed rate residential mortgage rates to the levels available in the marketplace.  Consequently, a portion of the Company’s residential mortgage borrowers may continue to seek long term, fixed rate refinancing opportunities from other market resources resulting in further declines in the outstanding balance of its residential mortgage loan portfolio.

In total, residential mortgage loan origination and purchase volume for the six months ended December 31, 2012 was $32.5 million and $8.0 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $12.9 million for that same period.

Commercial loans, in aggregate, increased by $62.5 million to $635.9 million at December 31, 2012 from $573.3 million at June 30, 2012.  The components of the aggregate increase included an increase in commercial mortgage loans totaling $69.8 million that was partially offset by a decline in commercial business loans of $7.3 million.  The ending balances of commercial mortgage loans and commercial business loans at December 31, 2012 were $554.8 million and $81.1 million, respectively.  Commercial loan origination volume for the first six months of fiscal 2013 totaled $119.3 million comprising $107.6 million and $11.7 million of commercial mortgage and commercial business loans originations, respectively.  No commercial loans were acquired through purchase of participations during the six months ended December 31, 2012.

The outstanding balance of construction loans, net of loans-in-process, decreased by $4.5 million to $15.8 million at December 31, 2012 from $20.3 million at June 30, 2012.  Construction loan disbursements for the first six months of fiscal 2013 totaled $1.6 million.

Finally, other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased $499,000 to $4.5 million at December 31, 2012 from $4.0 million at June 30, 2012.  Other loan originations for the first six months of fiscal 2013 totaled approximately $1.2 million.

Nonperforming Loans.  At December 31, 2012, nonperforming loans decreased by $1.2 million to $32.3 million or 2.48% of total loans from $33.5 million or 2.61% of total loans as of June 30, 2012.  The balance of nonperforming loans at December 31, 2012 included $30.7 million of “nonaccrual” loans and $1.5 million of loans reported as “over 90 days past due and accruing”.  By comparison, nonperforming loans at June 30, 2012 included $32.8 million and $691,000 of “nonaccrual” loans and loans reported as “over 90 days past due and accruing”, respectively.  The increase in loans “over 90 days past due and accruing” is largely attributable to an increase in non-delinquent “past maturity” loans that were in the process of being extended at December 31, 2012.

The composition of nonperforming loans at December 31, 2012 continued to include a disproportionate balance of residential mortgage loans originally acquired from Countrywide Home Loans, Inc. (“Countrywide”) which continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP (“BOA”).  In total, nonperforming Countrywide loans included 40 loans totaling $11.7 million or 36.3% of total nonperforming loans at December 31, 2012.  As of that same date, the Company owned a total of 104 residential mortgage loans with an aggregate outstanding balance of $48.1 million that were originally acquired from Countrywide.  Of these loans, an additional five loans totaling $1.8 million are 30-89 days past due and are in various stages of collection.

Including the Countrywide loans noted above, nonperforming residential first mortgage loans at December 31, 2012 included a total of 49 nonaccrual mortgage loans with aggregate outstanding balances of $13.8 million.

As of that same date, nonperforming loans also included a total of 11 nonaccrual home equity loans totaling $720,000 with no home equity lines of credit reported as nonperforming as of that date.

A total of five nonaccrual construction loans with an aggregate outstanding balance of $1.8 million were reported as nonperforming at December 31, 2012 while one additional construction loan with an outstanding balance of $443,000 was reported as over 90 days past due and accruing.

Nonperforming commercial mortgage loans at December 31, 2012 included 19 nonaccrual loans with aggregate outstanding balances totaling $10.1 million while an additional two commercial mortgage loans with total outstanding balances of $653,000 were reported as over 90 days past due and accruing.

Commercial business loans reported as nonperforming at December 31, 2012 included 34 loans totaling $4.8 million including four loans totaling $433,000 reported as 90 days or more past due and still accruing with the remaining 30 loans totaling $4.4 million reported as nonaccrual.

Finally, nonperforming loans at December 31, 2012 included four nonaccrual consumer loans totaling $6,200.

Allowance for Loan Losses.  During the six months ended December 31, 2012, the balance of the allowance for loan losses increased by approximately $477,000 to $10.6 million or 0.81% of total loans at December 31, 2012 from $10.1 million or 0.79% of total loans at June 30, 2012.  The increase resulted from provisions of $1,732,000 during the six months ended December 31, 2012 that were  partially offset by charge offs, net of recoveries, totaling approximately $1,255,000.

With regard to loans individually evaluated for impairment, the balance of the Company’s allowance for loan losses attributable to such loans increased by $76,000 to $2.9 million at December 31, 2012 from $2.8 million at June 30, 2012.  The balance at December 31, 2012 reflected the allowance for impairment identified on $10.4 million of impaired loans while an additional $30.6 million of impaired loans had no allowance for impairment as of that date.  By comparison, the balance of the allowance at June 30, 2012 reflected the impairment identified on $10.1 million of impaired loans while an additional $31.9 million of impaired loans had no impairment as of that date. The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of the Company’s allowance for loan losses attributable to such loans increased by $401,000 to $7.7 million at December 31, 2012 from $7.3 million at June 30, 2012.  The increase in the balance of this portion of the allowance partly reflected the additional allowance attributable to an overall increase of $18.3 million in the non-impaired portion of the loan portfolio.  This increase in the allowance also reflected changes in the Company’s historical and environmental loss factors made in accordance with its allowance for loan loss calculation methodology as discussed earlier.

Specifically, the Company’s loan portfolio experienced a net annualized average charge-off rate of 19 basis points during the six months ended December 31, 2012 representing a decrease of 40 basis points from the 59 basis points of charge offs reported for fiscal 2012.  The historical loss factors used in the Company’s allowance for loan loss calculation methodology were updated to reflect the effect of these charge offs on the average annualized historical charge off rates by loan segment over the two year look-back period used by that methodology.  Such updates, in conjunction with the change in the balance of the unimpaired portion of the loan portfolio, resulted in a net decrease of $275,000 in the applicable portion of the allowance to $2,013,000 as of December 31, 2012 compared to $2,288,000 at June 30, 2012.

Regarding environmental loss factors, changes to such factors during the six months ended December 31, 2012 primarily reflected increases to those factors applicable to the Company’s acquired loans.  All such loans were initially recorded at fair value at acquisition reflecting any impairment identified on such loans at that time.  In general, the aggregate level of realized losses on the acquired impaired loans has not exceeded the level of impairment originally ascribed to the loans at the time of acquisition.  However, the Company has identified and recognized some degree of “post-acquisition” impairment and charge offs attributable to acquired loans that were performing at the time of acquisition.  While the level of this “post-acquisition” impairment has generally been limited, the Company considers such losses in developing the environmental loss factors used to calculate the required allowance applicable to the non-impaired portion of its acquired loan portfolio.  In recognition of these considerations, the Company has modified the following environmental loss factors applicable to the acquired loans during the six months ended December 31, 2012 from those levels that were in effect at June 30, 2012:

• Level of and trends in nonperforming loans: Increased (+6) from “3” to “9” reflecting continuing increases in the level of nonperforming loans and associated losses within the portfolio segment coupled with the potentially adverse effects of Hurricane Sandy on borrower repayment ability.

• National and local economic trends and conditions: Increased (+3) from “3” to “6” reflecting the continuing effects of adverse national and regional economic conditions affecting the loans within the portfolio segment.

• Changes in the value of underlying collateral: Increased (+3) from “3” to “6” reflecting the continuing weakness in real estate values applicable to the loans within the portfolio segment coupled with the potentially adverse effects of Hurricane Sandy on the values of the collateral securing such loans.

Given their prior acquisition at fair value, the environmental loss factors established for the loans acquired though business combinations generally reflect a comparatively lower level of risk than those applicable to the remaining portfolio.  In accordance with the methodology described earlier, the Company has assigned the risk values to the three environmental loss factors noted above resulting in a total of 21 basis points of allowance being allocated to the applicable loans at December 31, 2012.  The level of environmental loss factors attributable to these loans will continue to be monitored and adjusted to reflect the Company’s best judgment as to the level of incurred losses on the acquired loans that are collectively evaluated for impairment.

  In conjunction with the net changes to the outstanding balance of the applicable loans, the increase in the environmental loss factors during the six months ended December 31, 2012 resulted in a net increase of $676,000 in the applicable valuation allowances to $5.7 million at December 31, 2012 from $5.0 million at June 30, 2012.

The tables on the following pages present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at December 31, 2012, and June 30, 2012.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at December 31, 2012
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
Residential mortgage loans
Originated	0.08%	0.30%	0.38%
Purchased	2.31%	0.75%	3.06%
Acquired in merger	0.07%	0.21%	0.28%
Home equity loans
Originated	0.09%	0.36%	0.45%
Acquired in merger	0.11%	0.21%	0.32%
Home equity lines of credit
Originated	0.00%	0.36%	0.36%
Acquired in merger	0.00%	0.21%	0.21%
Construction loans
1-4 family
Originated	1.26%	0.72%	1.98%
Acquired in merger	0.00%	0.21%	0.21%
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.21%	0.21%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.21%	0.21%
Commercial mortgage loans
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.21%	0.21%
Nonresidential
Originated	0.03%	0.72%	0.75%
Acquired in merger	0.00%	0.21%	0.21%
Commercial business loans
Secured (1-4 family)
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.21%	0.21%
Secured (Other)
Originated	0.02%	0.72%	0.74%
Acquired in merger	0.23%	0.21%	0.44%
Unsecured
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.21%	0.21%

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at December 31, 2012 (continued)
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
SBA 7A
Originated	0.00%	0.72%	0.72%
Acquired in merger	1.83%	0.21%	2.04%
SBA Express
Originated	0.00%	0.72%	0.72%
Acquired in merger	3.05%	0.21%	3.26%
SBA Line of Credit
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.21%	0.21%
SBA Other
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.21%	0.21%
Other consumer loans (1)	-	-	-
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

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale, including agency pass-through securities as well as agency collateralized mortgage obligations, decreased $199.2 million to $1.03 billion at December 31, 2012 from $1.22 billion at June 30, 2012.  The net decrease partly reflected cash repayment of principal, net of discount accretion and premium amortization augmented by the sale of securities and a net decline in the unrealized gain on the portfolio.  These decreases in the portfolio were partially offset by purchases of securities during the period.

The purchases of the mortgage-backed securities during the six months ended December 31, 2012 were primarily comprised of fixed-rate, amortizing securities with maturities of 15 and 20 years totaling $64.1 million.  Such purchases were augmented with purchases of 30 year, fixed-rate amortizing securities totaling $15.5 million that are eligible to meet the Community Reinvestment Act investment test during the reporting period.

The effect of the security purchases was partially offset by the sale of $70.7 million of securities through which net sale gains totaling $1.1 million were recognized during the period.

Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at December 31, 2012.

Additional information regarding available for sale securities at December 31, 2012 is presented in Note 7 and Note 9 to the consolidated financial statements.

Mortgage-backed Securities Held to Maturity.  Mortgage-backed securities held to maturity, including agency pass-through securities as well as agency and non-agency collateralized mortgage obligations, decreased $149,000 to $941,000 at December 31, 2012 from $1.1 million at June 30, 2012.  The decrease was primarily attributable to cash repayment of principal, net of discount accretion and premium amortization, coupled with the sale of two non-agency collateralized mortgage obligations whose credit quality had deteriorated below investment grade making them eligible for sale from the held to maturity portfolio.  At December 31, 2012, the Company's remaining non-agency CMOs comprised eight securities totaling $116,000.

Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at December 31, 2012.

Additional information regarding held to maturity securities at December 31, 2012 is presented in Note 8 and Note 9 to the consolidated financial statements.

Other Assets.  The balance of other assets remained generally stable from June 30, 2012 to December 31, 2012.  The aggregate balances partly reflected an increase in the balance of bank owned life insurance attributable to additional purchases coupled with the normal growth in the cash surrender value of the applicable policies.  The increase was largely offset by modest declines in interest receivable and premises and equipment resulting from normal operating fluctuations in such balances.

The balance of real estate owned (“REO”), included in other assets, decreased by $619,000 to $3.2 million at December 31, 2012 from $3.8 million at June 30, 2012 while the number of properties held in REO increased from eight to nine as of the same dates, respectively.  The net change in the carrying value and number of REO properties reflected the acquisition and sale of several properties during the period coupled with the cumulative write downs of properties, where applicable, to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.  Two REO properties with aggregate carrying values totaling $1.6 million were under contract for sale at December 31, 2012 with such values reflecting the net sale proceeds that the Company expects to receive based upon the terms of those contracts.

Deposits.  The balance of total deposits decreased by $31.3 million to $2.14 billion at December 31, 2012 from $2.17 billion at June 30, 2012.  The net decrease in deposit balances primarily reflected a decline in the balance of interest-bearing deposits of $33.6 million that was partially offset by an increase in non-interest-bearing deposits of $2.3 million.  The decrease in interest-bearing deposit accounts reflected a decline in certificates of deposit totaling $85.2 million which was partially offset by an increase in the balance of interest-bearing checking accounts and savings accounts of $40.7 million and $10.9 million, respectively.  The decline in the balance of certificates of deposit was largely attributable to the Company’s active management of deposit pricing during the six months ended December 31, 2012 to support net interest rate spread and margin which continued to allow for some degree of controlled outflow of time deposits.

Borrowings.  The balance of borrowings decreased by $7.6 million to $242.1 million at December 31, 2012 from $249.8 million at June 30, 2012.  The net decrease was primarily attributable to a $7.5 million decrease in the balance of customer sweep accounts to $31.0 million at December 31,

2012, from $38.5 million at June 30, 2012.  Sweep accounts are short-term borrowings representing funds that are withdrawn from a customer’s non-interest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Company.  The decrease in the balance of borrowings also reflected a $117,000 decline in the balance of FHLB advances for the same period to $211.1 million primarily reflecting scheduled principal repayments associated with an amortizing advance.

Stockholders’ Equity.  Stockholders’ equity increased by $170,000 to $491.8 million at December 31, 2012 from $491.6 million at June 30, 2012.  The increase reflected net income of $2.8 million for the six months ended December 31, 2012 coupled with a reduction of unearned ESOP shares for plan shares earned during the period.  These increases were partially offset by a $1.6 million increase in Treasury stock reflecting the Company’s repurchase of 171,300 shares of its common stock during the period at an average price of $9.54 per share.  The change in stockholders’ equity also reflected a $1.8 million net decrease in accumulated other comprehensive income primarily reflecting declines in the net unrealized gains in investment securities available for sale.

Comparison of Operating Results for the Three Months Ended December 31, 2012 and December 31, 2011

General.  The Company reported net income of $1,177,000 for the three months ended December 31, 2012 or $0.02 per diluted share; an increase of $707,000 compared to net income of $470,000 or $0.01 per diluted share for the three months ended December 31, 2011.  The increase in net income between comparative quarters reflected an increase in non-interest income that was partially offset by a decrease in net interest income and increases in the  provision for loan losses and non-interest expense.  In total, these factors resulted in an overall increase in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the three months ended December 31, 2012 was $16.0 million, a decrease of $1.4 million from $17.4 million for the three months ended December 31, 2011.  The decrease in net interest income between the comparative periods resulted from a decrease in interest income that was partially offset by a decline in interest expense.  In general, the decrease in interest income was attributable to a decrease in the average yield on interest-earning assets that was partially offset by an increase in their average balance.   The decrease in interest expense primarily reflected a continued decline in the cost of interest-bearing liabilities coupled with a decline in their average balance.

As a result of these factors, the Company’s net interest rate spread decreased 20 basis points to 2.25% for the three months ended December 31, 2012 from 2.45% for the three months ended December 31, 2011.  The decrease in the net interest rate spread reflected a decline in the yield on earning assets of 45 basis points to 3.30% from 3.75% that was partially offset by a 25 basis point decrease in the cost of interest-bearing liabilities to 1.05% from 1.30% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the decrease in net interest rate spread were also reflected in the Company’s net interest margin.  Those effects were exacerbated by other factors resulting in a 23 basis point decline in the Company’s net interest margin to 2.42% for the three months ended December 31, 2012 from 2.65% for the three months ended December 31, 2011.  The additional factors resulting in the comparatively larger decline in net interest margin include the foregone interest income associated with use of earning assets to fund the Company’s share repurchase programs.  For the three months ended December 31, 2012, the average balance of treasury stock increased by $4.4 million to $68.9 million from $64.5 million for the three months ended December 31, 2011.

Interest Income.  Total interest income decreased $2.9 million to $21.8 million for the three months ended December 31, 2012 from $24.7 million for the three months ended December 31, 2011.  As noted above, the decrease in interest income reflected a 45 basis point decline in the average yield on interest earning assets to 3.30% for the quarter ended December 31, 2012 from 3.75% for the quarter ended December 31, 2011.  The effect on interest income from the decline in average yield was partially offset by a $10.6 million increase in the average balance of interest-earning assets to $2.64 billion from $2.63 billion for those same comparative periods.

Interest income from loans decreased $1.1 million to $15.2 million for the three months ended December 31, 2012 from $16.2 million for the three months ended December 31, 2011.  The decrease in interest income on loans was attributable to a decrease in their average yield that was partially offset by an increase in their average balance.

The average yield on loans decreased by 52 basis points to 4.73% for the three months ended December 31, 2012 from 5.25% for the three months ended December 31, 2011.  The reduction in the overall yield on the Company’s loan portfolio partly reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans.  Additionally, the average yield of the newly originated loans that have provided the incremental growth in the portfolio between periods reflects the historically low interest rates prevalent in the marketplace which further reduces the overall yield of the loan portfolio.

The effect on interest income attributable to the decline in the average yield on loans was partially offset by the noted increase in their average balance.  The average balance of loans increased by $48.4 million to $1.28 billion for the three months ended December 31, 2012 from $1.23 billion for the three months ended December 31, 2011.  The reported increase in the average balance of loans reflected an aggregate increase of $119.1 million in the average balance of commercial loans to $604.4 million for the three months ended December 31, 2012 from $485.3 million for the three months ended December 31, 2011.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

 The increase in the average balance of commercial loans was partially offset by a decline in the average balance of residential mortgage loans which decreased by $68.8 million to $658.8 million for the three months ended December 31, 2012 from $727.6 million for the three months ended December 31, 2011.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit.

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

The net increase in the average balance of loans also reflected a $2.6 million decline in the average balance of construction loans whose aggregate average balances decreased to $16.7 million for the three months ended December 31, 2012 from $19.3 million for the three months ended December 31, 2011.  For those same comparative periods, the average balance of consumer loans increased by $950,000 to $4.6 million from $3.6 million.

Interest income from mortgage-backed securities decreased $1.8 million to $6.2 million for the three months ended December 31, 2012 from $7.9 million for the three months ended December 31, 2011.  The decrease in interest income reflected decreases in both the average yield and average balance of mortgage-backed securities between comparative periods.  The average yield on mortgage-backed securities declined 51 basis points to 2.21% for the three months ended December 31, 2012 from 2.72% for the three months ended December 31, 2011.  For those same comparative periods, the average balance of these securities decreased $51.5 million to $1.12 billion from $1.17 billion.

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

The decrease in the average balance of mortgage-backed securities largely reflects principal repayments and security sales that have outpaced the level of security purchases.  Market conditions for purchasing agency mortgage-backed securities became less favorable during the current quarter as reflected in increased current coupon premiums and narrowing pricing spreads.  Consequently, a portion of the incoming mortgage-backed security cash flows were reinvested into debt securities during the current period.

Interest income from debt securities decreased $65,000 to $280,000 for the three months ended December 31, 2012 from $345,000 for the three months ended December 31, 2011.  The decrease in interest income reflected a decrease in the average yield of debt securities that was partially offset by an increase in their average balance.  The average balance of these securities increased $30.9 million to $105.4 million for the three months ended December 31, 2012 from $74.5 million for the three months ended December 31, 2011.  For those same comparative periods, the average yield on debt securities decreased by 78 basis points to 1.07% from 1.85%.

The increase in the average balance of debt securities was largely attributable to a $32.4 million increase in the average balance of taxable securities to $103.3 million during the three months ended December 31, 2012 from $70.9 million for the three months ended December 31, 2011.  For those same comparative periods, the average balance of tax-exempt securities decreased by $1.5 million to $2.1 million from $3.6 million.  The decrease in the average yield on debt securities reflected a decrease of 20 basis points in the yield of tax-exempt securities to 1.07% during the three months ended December 31, 2012 from 1.27% during the three months ended December 31, 2011 while the average yield on taxable securities decreased 81 basis points to 1.07% from 1.88% between those same comparative periods.

The increase in the average balance in debt securities and the corresponding decline in their average yield largely reflected the reinvestment of a portion of mortgage-backed security cash flows into this segment of the portfolio during the current period, as noted above.  Securities purchased were generally limited to callable agency debentures with final stated maturities of five years or less.

Interest income from other interest-earning assets increased by $13,000 to $195,000 for the three months ended December 31, 2012 from $182,000 for the three month period ended December 31, 2011 reflecting an increase in their average yield that was partially offset by a decline in their average balance.  The average balance of other interest-earning assets decreased by $17.2 million to $139.7 million for the three months ended December 31, 2012 from $156.8 million for the three months ended December 31, 2011.  For those same comparative periods, the average yield on other interest-earning assets increased by 10 basis points to 0.56% from 0.46%.

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

Interest Expense.  Total interest expense decreased $1.5 million to $5.8 million for the three months ended December 31, 2012 from $7.3 million for the three months ended December 31, 2011.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 25 basis points to 1.05% for the three months ended December 31, 2012 from 1.30% for the three months ended December 31, 2011.  The decrease in the average cost was coupled with a $22.4 million decline in the average balance of interest-bearing liabilities to $2.22 billion from $2.24 billion for the same comparative periods.

Interest expense attributed to deposits decreased $1.4 million to $3.8 million for the three months ended December 31, 2012 from $5.2 million for the three months ended December 31, 2011.  The decrease in interest expense was attributable to a decline in the average cost of deposits coupled with a decline in their average balance.

  The cost of interest-bearing deposits declined by 28 basis points to 0.77% for the three months ended December 31, 2012 from 1.05% for the three months ended December 31, 2011.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For those comparative periods, the average cost of interest-bearing checking accounts decreased by 18 basis points to 0.39% from 0.57% and the average cost of savings accounts decreased 10 basis points to 0.21% from 0.31% while the average cost of certificates of deposit declined 32 basis points to 1.18% from 1.50%.

The decrease in the average cost was coupled with a $30.1 million decline in the average balance of interest-bearing deposits to $1.97 billion for the three months ended December 31, 2012 from $2.00 billion for the three months ended December 31, 2011.  The reported decrease in the average balance was primarily attributable to a $93.5 million decline in the average balance of certificates of deposit to $1.05 billion for the three months ended December 31, 2012 from $1.14 billion for the three months ended December 31, 2011.  The decline in the average balance of certificates of deposit was partially offset by increases in the average balances of interest-bearing checking and savings accounts.  For the same comparative periods, the average balance of interest-bearing checking accounts increased $33.2 million to $483.9 million from $450.7 million while the average balance of savings accounts increased $30.2 million to $436.0 million from $405.8 million.

Interest expense attributed to borrowings remained generally stable at $2.0 million for the three months ended December 31, 2012 and December 31, 2011.  The relative stability in interest expense on borrowings reflected the offsetting effects of an increase in their average balance and a decrease in their average cost.  The average balance of borrowings increased $7.7 million to $253.5 million for the three months ended December 31, 2012 from $245.9 million for the three months ended December 31, 2011.  For those same comparative periods, the average cost of borrowings decreased by 10 basis points to 3.21% from 3.31%.

The increase in the average balance of borrowings partly reflected a $5.3 million increase in the average balance of FHLB advances which increased to $216.7 million for the three months ended December 31, 2012 from $211.4 million for the three months ended December 31, 2011.  For those same comparative periods, the average cost of FHLB advances decreased eight basis points to 3.66% from 3.74%.  The noted increase in the average balance of borrowings also reflected a $2.4 million increase in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $36.9 million from $34.5 million whose average cost declined 10 basis points to 0.55% from 0.65% for those same comparative periods.

Provision for Loan Losses.  The provision for loan losses totaled $1,393,000 for the three months ended December 31, 2012 compared to a provision of $1,323,000 for the three months ended December 31, 2011.  The provisions for both periods partly reflected impairment losses identified on specific impaired loans while also reflecting the impact of changes in the balance of the non-impaired portion of the loan portfolio which is evaluated collectively for impairment using historical and environmental loss factors.  Such factors were updated during each period in accordance with the Company’s allowance for loan loss calculation methodology.  Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended December 31, 2012 is presented in Note 10 to the consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2012 and June 30, 2012 presented earlier.

Non-Interest Income.  Non-interest income, excluding gains and losses on the sale of securities and real estate owned (“REO”), increased by $163,000 to $1,427,000 for the quarter ended December 31, 2012 from $1,264,000 for the quarter ended December 31, 2011.  The increase in non-interest income was partly attributable to an increase in income from bank owned life insurance resulting from a comparative increase in its average balance between periods.  The increase in non-interest income also reflected increases in electronic banking fees and charges arising from an increase in ATM and debit card usage by customers coupled with an increase in REO income included in miscellaneous income.

The noted increases in non-interest income were partially offset by a decrease in fees and service charges.  The reported decrease reflected a decline in deposit and branch-related fees and charges due, in part, to the Company’s temporary waiver of deposit overdraft charges as an accommodation to its customers in the days following Hurricane Sandy.  A portion of that decline was offset by an increase in loan prepayment fees recorded during the current period.

The change in non-interest income also reflected the absence in the current period of loan sale gains recorded during the earlier comparative period.  The Company had reconfigured certain aspects of its SBA lending function during the current quarter and is expecting to reinitiate its SBA loan sale activities during the subsequent quarter ending March 31, 2013.  Such activities are the Company’s primary source of loan sale gains included in non-interest income.

Non-interest income also includes gains and losses on sale of REO.  For the quarter ended December 31, 2012, net REO sale losses totaled $239,000 compared to $2,020,000 for the quarter ended December 31, 2011 with losses during both comparative periods being primarily attributed to reducing the carrying value of various REO properties to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.  Where applicable, such losses were partially offset by REO sale gains.

At December 31, 2012, the Company held a total of nine REO properties with an aggregate carrying value of $3.2 million.  Two properties with aggregate carrying values totaling $1.6 million were under contract for sale at December 31, 2012 with such values reflecting the net sale proceeds that the Company expects to receive based upon the terms of those contracts.

Finally, non-interest income during the quarter ended December 31, 2012 reflected net gains on sale of securities totaling $1.1 million attributable to the sale of mortgage-backed securities totaling approximately $70.7 million during the quarter.  The securities sold during the current period included $70.7 million of agency mortgage-backed securities available for sale that resulted in $1.1 million of net sale gains.  These gains were partially offset by losses totaling $6,000 arising from the sale of $15,000 of non-agency collateralized mortgage obligations that had fallen below the Company’s investment grade thresholds.  The Company recognized $5,000 in losses during the earlier comparative quarter ended December 31, 2011 resulting from a sale of $27,000 of non-agency collateralized mortgage obligations on that same basis.

Non-Interest Expenses.  Non-interest expenses increased $499,000 to $15.2 million for the three months ended December 31, 2012 from $14.7 million for the three months ended December 31, 2011.  The net increase in non-interest expense primarily reflected increases in salary and employee benefit expense, premises occupancy expense, equipment and systems expense and federal deposit insurance expense that were partially offset by decreases in advertising and marketing and miscellaneous expenses.  Less noteworthy increases and decreases in other categories of non-interest expense reflected normal operating fluctuations within those categories.

Salaries and employee benefits increased by $408,000 to $8.8 million from $8.4 million reflecting increases in salaries and benefits expenses resulting, in part, from annual wage and salary increases granted to the Company’s staff and non-senior officers as well as the Company’s strategic efforts to expand its commercial lending origination and support staff.  The increase also reflected increases in health care benefit costs that went into effect in January 2012.

The noted increase in premises occupancy expense largely reflected facility-related repairs and maintenance expenses necessitated by damage caused by Hurricane Sandy at a limited number of the Company’s branches located in or near certain New Jersey shore communities.  In general, the facility-related damages caused by the hurricane were cosmetic in nature as evidenced by all 41 of the Company’s branches re-opening within two weeks of the hurricane.

The reported increase in equipment and systems expense reflects, in part, temporary redundancy of data communication service provider charges associated with the ongoing upgrades to the Company’s wide area network infrastructure.  The increase also reflects an increase in overall information technology repairs and maintenance costs between periods that includes a comparative increase in software maintenance expenses.

The reported increase in federal deposit insurance expense largely reflected an increase in the Bank’s assessment rates charged by the FDIC as well as modest fluctuations in the assessment base used in the calculation of the Bank's deposit insurance premiums.

The increases in non-interest expenses noted above were partially offset by a decline in advertising and marketing expense that largely reflected a reduction in print advertising expenses that was partially offset by an increase in outdoor advertising expenses.  The reduction in advertising and marketing expense was augmented by a decline in miscellaneous expense reflecting reductions across several categories including, but not limited to, legal, printing and supplies, telephone and other general and administrative expenses.

Provision for Income Taxes.  The provision for income taxes increased $346,000 to $518,000 for the three months ended December 31, 2012 from $172,000 for the three months ended December 31, 2011.  The variance in income tax expense between comparative quarters was largely attributable to underlying differences in the level of the taxable portion of pre-tax income between comparative periods.

The Company’s effective tax rate during the three months ended December 31, 2012 was 30.6% which, in relation to statutory income tax rates, reflected the effects of tax-favored income sources included in pre-tax income.  By comparison, the Company’s effective tax rate for the three months ended December 31, 2011 was 26.8%.

Comparison of Operating Results for the Six Months Ended December 31, 2012 and December 31, 2011

General.  The Company reported net income of $2,837,000 for the six months ended December 31, 2012 or $0.04 per diluted share; an increase of $349,000 compared to net income of $2,488,000 or $0.04 per diluted share for the six months ended December 31, 2011.  The increase in net income between comparative periods reflected an increase in non-interest income and a decline in the provision for loan losses that was partially offset by a decrease in net interest income and an increase in non-interest expense. The increase in net income also reflected a decline in the provision for income taxes.

Net Interest Income. Net interest income for the six months ended December 31, 2012 was $32.9 million, a decrease of $2.1 million from $35.0 million for the six months ended December 31, 2011.  The decrease in net interest income between the comparative periods resulted from a decrease in interest income that was partially offset by a decline in interest expense.  In general, the decrease in interest income was attributable to a decrease in the average yield on interest-earning assets that was partially offset by an increase in their average balance.   The decrease in interest expense primarily reflected a continued decline in the cost of interest-bearing liabilities coupled with a decline in their average balance.

As a result of these factors, the Company’s net interest rate spread decreased 13 basis points to 2.31% for the six months ended December 31, 2012 from 2.44% for the six months ended December 31, 2011.  The decrease in the net interest rate spread reflected a decline in the yield on earning assets of 37 basis points to 3.40% from 3.77% that was partially offset by a 24 basis point decrease in the cost of interest-bearing liabilities to 1.09% from 1.33% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the decrease in net interest rate spread were also reflected in the Company’s net interest margin.  Those effects were exacerbated by other factors resulting in a 16 basis point decline in the Company’s net interest margin to 2.49% for the six months ended December 31, 2012 from 2.65% for the six months ended December 31, 2011.  The additional factors resulting in the comparatively larger decline in net interest margin include the foregone interest income associated with use of earning assets to fund the Company’s share repurchase programs.  For the six months ended December 31, 2012, the average balance of treasury stock increased by $6.2 million to $68.4 million from $62.2 million for the six months ended December 31, 2011.

Interest Income.  Total interest income decreased $4.9 million to $45.0 million for the six months ended December 31, 2012 from $49.9 million for the six months ended December 31, 2011.  As noted above, the decrease in interest income reflected a 37 basis point decline in the average yield on interest earning assets to 3.40% for the six months ended December 31, 2012 from 3.77% for the six months ended December 31, 2011.  The effect on interest income from the decline in average yield was partially offset by a $6.3 million increase in the average balance of interest-earning assets to $2.65 billion from $2.64 billion for those same comparative periods.

Interest income from loans decreased $1.8 million to $30.9 million for the six months ended December 31, 2012 from $32.7 million for the six months ended December 31, 2011.  The decrease in interest income on loans was attributable to a decrease in their average yield that was partially offset by an increase in their average balance.

The average yield on loans decreased by 43 basis points to 4.82% for the six months ended December 31, 2012 from 5.25% for the six months ended December 31, 2011.  The reduction in the overall yield on the Company’s loan portfolio partly reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans.  Additionally, the average yield of the newly originated loans that have provided the incremental growth in the portfolio between periods reflects the historically low interest rates prevalent in the marketplace which further reduces the overall yield of the loan portfolio.

The effect on interest income attributable to the decline in the average yield on loans was partially offset by the noted increase in their average balance.  The average balance of loans increased by $37.1 million to $1.28 billion for the six months ended December 31, 2012 from $1.25 billion for the six months ended December 31, 2011.  The reported increase in the average balance of loans reflected an aggregate increase of $109.2 million in the average balance of commercial loans to $594.2 million for the six months ended December 31, 2012 from $485.0 million for the six months ended December 31, 2011.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

 The increase in the average balance of commercial loans was partially offset by a decline in the average balance of residential mortgage loans which decreased by $70.6 million to $669.3 million for the six months ended December 31, 2012 from $739.9 million for the six months ended December 31, 2011.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit.

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

The net increase in the average balance of loans also reflected a $1.7 million decline in the average balance of construction loans whose aggregate average balances decreased to $18.1 million for the six months ended December 31, 2012 from $19.8 million for the six months ended December 31, 2011.  For those same comparative periods, the average balance of consumer loans increased by $720,000 to $4.5 million from $3.7 million.

Interest income from mortgage-backed securities decreased $2.7 million to $13.2 million for the six months ended December 31, 2012 from $15.9 million for the six months ended December 31, 2011.  The decrease in interest income reflected a decrease in the average yield of mortgage-backed securities that was partially offset by an increase in their average balance between comparative periods.  The average yield on mortgage-backed securities declined 59 basis points to 2.27% for the six months ended December 31, 2012 from 2.86% for the six months ended December 31, 2011.  For those same comparative periods, the average balance of these securities increased $46.5 million to $1.16 billion from $1.11 billion.

The reduction in the overall yield of the mortgage-backed securities portfolio is attributable to many of the same factors affecting the yield on the Company’s loan portfolio.  That is, lower market interest rates have continued to provide a “rate reduction” refinancing incentive to mortgagors resulting in the payoff of comparatively higher rate mortgage loans underlying the Company’s mortgage-backed securities which have been replaced by lower yielding securities.  The decline in yield also reflects an increase in purchased premium amortization during the current period primarily arising from a comparatively higher level of loan prepayments.  The increase in the average balance of mortgage-backed securities largely reflects security purchases that have outpaced the level of principal repayments and security sales.  A portion of such purchases were attributable to the deployment of a portion of the Company’s excess liquidity into mortgage-backed securities during the current six month period.

Interest income from debt securities decreased $369,000 to $512,000 for the six months ended December 31, 2012 from $881,000 for the six months ended December 31, 2011.  The decrease in interest income reflected decreases in both the average yield and average balance of debt securities.  The average balance of these securities decreased $21.7 million to $76.2 million for the six months ended December 31, 2012 from $97.9 million for the six months ended December 31, 2011.  For those same comparative periods, the average yield on debt securities decreased by 45 basis points to 1.35% from 1.80%.

The decrease in the average balance of debt securities was partly attributable to a $12.2 million decrease in the average balance of taxable securities to $74.0 million during the six months ended December 31, 2012 from $86.2 million for the six months ended December 31, 2011.  For those same comparative periods, the average balance of tax-exempt securities decreased by $9.5 million to $2.2 million from $11.7 million.  The decrease in the average yield on debt securities reflected a 57 basis points decline in the yield of taxable securities to 1.35% during the six months ended December 31, 2012 from 1.92% during the six months ended December 31, 2011.  For those same comparative periods, the yield on tax-exempt securities increased 14 basis points to 1.08% from 0.94%.

Interest income from other interest-earning assets increased by $13,000 to $390,000 for the six months ended December 31, 2012 from $377,000 for the six month period ended December 31, 2011 reflecting an increase in their average yield that was partially offset by a decline in their average balance.  The average balance of other interest-earning assets decreased by $55.6 million to $129.3 million for the six months ended December 31, 2012 from $185.0 million for the six months ended December 31, 2011.  For those same comparative periods, the average yield on other interest-earning assets increased by 19 basis points to 0.60% from 0.41%.

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

Interest Expense.  Total interest expense decreased $2.8 million to $12.1 million for the six months ended December 31, 2012 from $14.9 million for the six months ended December 31, 2011.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 24 basis points to 1.09% for the six months ended December 31, 2012 from 1.33% for the six months ended December 31, 2011.  The decrease in the average cost was coupled with a $16.5 million decline in the average balance of interest-bearing liabilities to $2.23 billion from $2.25 billion for the same comparative periods.

Interest expense attributed to deposits decreased $2.8 million to $8.0 million for the six months ended December 31, 2012 from $10.8 million for the six months ended December 31, 2011.  The decrease in interest expense was attributable to a decline in the average cost of deposits coupled with a decline in their average balance.

  The cost of interest-bearing deposits declined by 27 basis points to 0.81% for the six months ended December 31, 2012 from 1.08% for the six months ended December 31, 2011.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For those comparative periods, the average cost of interest-bearing checking accounts decreased by 22 basis points to 0.43% from 0.65% and the average cost of savings accounts decreased 13 basis points to 0.23% from 0.36% while the average cost of certificates of deposit declined 29 basis points to 1.22% from 1.51%.

The decrease in the average cost was coupled with a $20.4 million decline in the average balance of interest-bearing deposits to $1.98 billion for the six months ended December 31, 2012 from $2.00 billion for the six months ended December 31, 2011.  The reported decrease in the average balance was primarily attributable to a $76.9 million decline in the average balance of certificates of deposit to $1.07 billion for the six months ended December 31, 2012 from $1.15 billion for the six months ended December 31, 2011.  The decline in the average balance of certificates of deposit was partially offset by increases in the average balances of interest-bearing checking and savings accounts.  For the same comparative periods, the average balance of interest-bearing checking accounts increased $27.4 million to $478.0 million from $450.6 million while the average balance of savings accounts increased $29.1 million to $433.8 million from $404.7 million.

Interest expense attributed to borrowings remained generally stable at $4.1 million for the six months ended December 31, 2012 and December 31, 2011.  The relative stability in interest expense on borrowings reflected the offsetting effects of an increase in their average balance and a decrease in their average cost.  The average balance of borrowings increased $3.9 million to $250.4 million for the six months ended December 31, 2012 from $246.5 million for the six months ended December 31, 2011.  For those same comparative periods, the average cost of borrowings decreased by four basis points to 3.27% from 3.31%.

The increase in the average balance of borrowings partly reflected a $2.7 million increase in the average balance of FHLB advances which increased to $213.9 million for the six months ended December 31, 2012 from $211.3 million for the six months ended December 31, 2011.  For those same comparative periods, the average cost of FHLB advances decreased three basis points to 3.72% from 3.75%.  The noted increase in the average balance of borrowings also reflected a $1.2 million increase in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $36.4 million from $35.2 million whose average cost declined ten basis points to 0.58% from 0.68% for those same comparative periods.

Provision for Loan Losses.  The provision for loan losses totaled $1,732,000 for the six months ended December 31, 2012 compared to a provision of $2,388,000 for the six months ended December 31, 2011.  The provisions for both periods partly reflected impairment losses identified on specific impaired loans while also reflecting the impact of changes in the balance of the non-impaired portion of the loan portfolio which is evaluated collectively for impairment using historical and environmental loss factors.  Such factors were updated during each period in accordance with the Company’s allowance for loan loss calculation methodology.  Additional information regarding the allowance for loan losses and the associated provisions recognized during the six months ended December 31, 2012 is presented in Note 10 to the consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2012 and June 30, 2012 presented earlier.

Non-Interest Income.  Non-interest income, excluding gains and losses on the sale of securities and real estate owned (“REO”), increased by $345,000 to $2,921,000 for the six months ended December 31, 2012 from $2,576,000 for the six months ended December 31, 2011.  The increase in non-interest income was partly attributable to an increase in income from bank owned life insurance resulting from a comparative increase in its average balance between periods.  The increase in non-interest income also reflected increases in electronic banking fees and charges arising from an increase in ATM and debit card usage by customers coupled with an increase in REO income included in miscellaneous income.  Additionally, miscellaneous income for the six months ended December 31, 2012 included a gain on the sale of a parcel of vacant land adjacent to one of the Company’s branches.  The parcel had originally been acquired for branch expansion purposes, but was ultimately sold after the Company was unable to procure the required approvals for the expansion.

The noted increases in non-interest income were partially offset by a decrease in fees and service charges.  The reported decrease reflected a decline in deposit and branch-related fees and charges due, in part, to the Company’s temporary waiver of deposit overdraft charges as an accommodation to its customers in the days following Hurricane Sandy.  A portion of that decline was offset by an increase in loan prepayment fees recorded during the current period.

The change in non-interest income also reflected the absence in the current period of loan sale gains recorded during the earlier comparative period.  The Company had reconfigured certain aspects of its SBA lending function during the current period and is expecting to reinitiate its SBA loan sale activities during the subsequent quarter ending March 31, 2013.  Such activities are the Company’s primary source of loan sale gains included in non-interest income.

Non-interest income also includes gains and losses on sale of REO.  For the six months ended December 31, 2012, net REO sale losses totaled $533,000 compared to $2,056,000 for the six months ended December 31, 2011 with losses during both comparative periods being primarily attributed to reducing the carrying value of various REO properties to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.  Where applicable, such losses were partially offset by REO sale gains.

At December 31, 2012, the Bank held a total of nine REO properties with an aggregate carrying value of $3.2 million.  Two properties with aggregate carrying values totaling $1.6 million were under contract for sale at December 31, 2012 with such values reflecting the net sale proceeds that the Bank expects to receive based upon the terms of those contracts.

Finally, non-interest income during the six months ended December 31, 2012 reflected net gains on sale of securities totaling $1.1 million attributable to the sale of mortgage-backed securities totaling approximately $70.7 million during the period.  The securities sold during the current period included $70.7 million of agency mortgage-backed securities available for sale that resulted in $1.1 million of net sale gains.  These gains were partially offset by losses totaling $6,000 arising from the sale of $15,000 of non-agency collateralized mortgage obligations that had fallen below the Company’s investment grade thresholds.  The Company recognized $5,000 in losses during the earlier comparative period ended December 31, 2011 resulting from a sale of $27,000 of non-agency collateralized mortgage obligations on that same basis.

Non-Interest Expenses.  Non-interest expenses increased $1.4 million to $30.5 million for the six months ended December 31, 2012 from $29.1 million for the six months ended December 31, 2011.  The net increase in non-interest expense primarily reflected increases in salary and employee benefit expense, premises occupancy expense, equipment and systems expense and federal deposit insurance expense that were partially offset by decreases in advertising and marketing expense.  Less noteworthy increases and decreases in other categories of non-interest expense reflected normal operating fluctuations within those categories.

Salaries and employee benefits increased by $1.1 million to $17.6 million from $16.5 million reflecting increases in salaries and benefits expenses resulting, in part, from annual wage and salary increases granted to the Company’s staff and non-senior officers as well as the Company’s strategic efforts to expand its commercial lending origination and support staff.  The increase also reflected increases in health care benefit costs that went into effect in January 2012.

The noted increase in premises occupancy expense largely reflected facility-related repairs and maintenance expenses necessitated by damage caused by Hurricane Sandy at a limited number of the Company’s branches located in or near certain New Jersey shore communities.  In general, the facility-related damages caused by the hurricane were cosmetic in nature as evidenced by all 41 of the Company’s branches re-opening within two weeks of the hurricane.

The reported increase in equipment and systems expense reflects, in part, temporary redundancy of data communication service provider charges associated with the ongoing upgrades to the Bank’s wide area network infrastructure.  The increase also reflects an increase in overall information technology repairs and maintenance costs between periods that includes a comparative increase in software maintenance expenses.

The reported increase in federal deposit insurance expense largely reflected an increase in the Bank’s assessment rates charged by the FDIC as well as modest fluctuations in the assessment base used in the calculation of the Bank's deposit insurance premiums.

The increases in non-interest expenses noted above were partially offset by a decline in advertising and marketing expense that largely reflected a reduction in print advertising expenses that was partially offset by an increase in outdoor and electronic advertising expenses.

Provision for Income Taxes.  The provision for income taxes decreased $152,000 to $1.3 million for the six months ended December 31, 2012 from $1.5 million for the six months ended December 31, 2011.  The variance in income tax expense between comparative periods was largely attributable to underlying differences in the level of the taxable portion of pre-tax income between comparative periods.  The Company’s effective tax rate during the six months ended December 31, 2012 was 31.8% which, in relation to statutory income tax rates, reflected the effects of tax-favored income sources included in pre-tax income as well as the recognition of a deferred income tax benefit arising from the capital gain associated with the aforementioned sale of land during the current period.  By comparison, the Company’s effective tax rate for the six months ended December 31, 2011 was 37.20%.

Liquidity and Capital Resources

Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of mortgage-backed securities and outstanding loans, maturities and calls of debt securities and funds provided from operations. In addition to cash and cash equivalents, we invest excess funds in short-term interest-earning assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation.  Management generally maintains cash and cash equivalents for this purpose.  Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at December 31, 2012, which included $1.03 billion of mortgage-backed securities and $12.8 million of debt securities that can readily be sold if necessary.

As noted earlier, the balance of the Company’s cash and cash equivalents increased by $31.4 million to $187.0 million at December 31, 2012 from $155.6 million at June 30, 2012.  The increase in the balance of cash and cash equivalents largely reflects the incoming cash flows arising from the sale of approximately $70.7 million of mortgage-backed securities during the last month of the current quarter.  Such cash flows are expected to fund a portion of the Company’s increasing volume of commercial loan originations during the subsequent quarter ending March 31, 2013.

In light of the historically low level of short term interest rates, the Company generally expects to continue maintaining the average balance of interest-earning cash and equivalents at comparatively lower levels than those reported at the close of the current quarter.  Management will continue to monitor the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives – particularly those relating to the expansion of its commercial lending functions.  The Company may alter its liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

At December 31, 2012, the Company had outstanding commitments to acquire loans totaling approximately $88.4 million compared to $82.5 million at June 30, 2012.  Construction loans in process and unused lines of credit were $11.9 million and $69.1 million, respectively, at December 31, 2012 compared to $13.0 million and $73.5 million, respectively, at June 30, 2012.  The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $743,000 and $880,000 at December 31, 2012 and June 30, 2012, respectively.

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

As noted earlier, for the six months ended December 31, 2012, the balance of total deposits decreased by $31.3 million to $2.14 billion reflecting the Company’s active management of deposit pricing during the period to support net interest spread and margin.  The balance of certificates of deposit with maturities of greater than 12 months also decreased to $374.0 million at December 31, 2012 compared to $391.3 million at June 30, 2012 with such balances representing 36.7% and 35.4% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances.  As of December 31, 2012, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $210.9 million.  Of these advances, $897,000 represents an amortizing advance maturing in 2021.  The remaining $210.0 million of advances represent fixed rate advances with maturity dates ranging from 2013 to 2017.  Most of these advances have terms that enable the FHLB to call the borrowing at their option prior to maturity.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances.  Such borrowings are an option available to management if funding needs change or to lengthen liabilities.  Most of the Bank’s mortgage-backed and debt securities are held in safekeeping at the FHLB of New York and available as collateral if necessary. In addition to the FHLB advances, the Bank has other borrowings totaling $31.0 million representing overnight “sweep account” balances linked to customer demand deposits.

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers.  At December 31, 2012, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards.  As of December 31, 2012, the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at December 31, 2012 and June 30, 2012, as compared to the minimum regulatory capital requirements:

	At December 31, 2012
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital
(to risk-weighted assets)	$348,593	25.37%	$109,935	8.00%	$137,418	10.00%

Tier 1 Capital
(to risk-weighted assets)	$337,999	24.60%	$54,967	4.00%	$82,451	6.00%

Core (Tier 1) Capital
(to adjusted total assets)	$337,999	12.36%	$109,428	4.00%	$136,875	5.00%

Tangible Capital
(to adjusted total assets)	$337,999	12.36%	$41,036	1.50%	$-	-

	At June 30, 2012
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital
(to risk-weighted assets)	$344,492	25.37%	$108,641	8.00%	$135,802	10.00%

Tier 1 Capital
(to risk-weighted assets)	$334,375	24.62%	$54,321	4.00%	$81,481	6.00%

Core (Tier 1) Capital
(to adjusted total assets)	$334,375	12.06%	$110,902	4.00%	$138,628	5.00%

Tangible Capital
(to adjusted total assets)	$334,375	12.06%	$41,588	1.50%	$-	-

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

Regarding the risk to the Company’s earnings, movements in interest rates significantly influence the amount of net interest income recognized by the Company.  Net interest income is the difference between:

•	the interest income recorded on our earning assets, such as loans, securities and other interest-earning assets; and

•	the interest expense recorded on our costing liabilities, such as interest-bearing deposits and borrowings.
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

With respect to the maturity and re-pricing of its interest-bearing liabilities, at December 31, 2012, $645.8 million or 63.3% of our certificates of deposit mature within one year with an additional $208.5 million or 20.4% maturing in greater than one year but less than or equal to two years.  Based on current market interest rates, the majority of these certificates are projected to re-price downward to the extent they remain with the Company at maturity and are renewed at the same original term to maturity.  Of the $210.9 million of FHLB borrowings at December 31, 2012, all have fixed interest rates with $200.0 million maturing during fiscal 2018, but callable on a quarterly basis prior to maturity.  Given current market interest rates, the call options are not currently expected to be exercised by the FHLB.  The remaining $10.9 million of FHLB borrowings comprise three fixed rate advances; two $5.0 million advances maturing in 2013 and 2015 and one amortizing advance with an outstanding balance of $897,000 maturing in 2021.

With respect to the maturity and re-pricing of the Company’s interest-earning assets, at December 31, 2012, $51.9 million, or 4.0% of our total loans will reach their contractual maturity dates within one year with the remaining $1.25 billion, or 96.0% of total loans having remaining terms to contractual maturity in excess of one year.  Of loans maturing after one year, $944.7 million or 72.5% had fixed rates of interest while the remaining $306.7 million or 23.5% had adjustable rates of interest.

Regarding investment securities, at December 31, 2012, $2.1 million or 0.2% of our securities will reach their contractual maturity dates within one year with the remaining $1.19 billion, or 99.8% of total securities, having remaining terms to contractual maturity in excess of one year.  Of the latter category, $1.08 billion comprising 90.7% of our total securities had fixed rates of interest while the remaining $108.3 million comprising 9.1% of our total securities had adjustable or floating rates of interest.

At December 31, 2012, mortgage-related assets, including mortgage loans and mortgage-backed securities, total $2.2 billion and comprise 83.2% of total earning assets.  In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets.  In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them.  In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans.  By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates.  These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

The Company generally retained its liability sensitivity during the first six months of fiscal 2013 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, changed modestly during the quarter.  Specifically, the Company’s cumulative one-year gap percentage changed from +1.87% at June 30, 2012  to +4.14% at December 31, 2012 while the Company’s cumulative three-year gap percentage changed from +7.70% to +9.02% over those same comparative periods.  The changes in gap noted indicate a modest decrease in the proportion of earning assets repricing within the timeframes noted in relation to costing liabilities repricing within those same timeframes.

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

The upward trend in shorter term interest rates was reversed in September 2007 as the Federal Reserve began to lower the target rate for federal funds in reaction to the threat of a looming recession triggered by growing volatility and instability in the housing and credit markets.  The effects of those isolated crises rapidly grew to threaten the viability of the domestic and international financial markets as a whole.  In reaction to that larger threat, the Federal Reserve reduced the target federal funds rate by a total of over 500 basis points from 5.25% at June 2007 to a range between 0.00% and 0.25% which have remained in effect through December 31, 2012.

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

The yield curve generally remained flat, but steepened slightly, during the first six months of fiscal 2013 with the yield on the one year U.S. Treasury bill declining an additional five basis points to 0.16% as of December 31, 2012 while the market yield on the 10-year U.S. Treasury note increased by 11 basis points to 1.65% as of that same date.  The flattened yield curve continued to have an adverse impact in the Company’s net interest spread which decreased to 2.31% for the six months ended December 31, 2012 compared to 2.46% for the year ended June 30, 2012.

As noted earlier, the Company is pursuing various strategies to mitigate the adverse effects of the flattening yield curve on its net interest spread and margin.  Such strategies include deploying excess liquidity in higher yielding interest-earning assets, such as commercial loans and investment securities, while continuing to lower its cost of interest-bearing liabilities by reducing deposit offering rates.  However, the risk of additional net interest rate spread and margin compression is significant as the yield on Company’s interest-earning assets continues to reflect the impact of the recent greater declines in longer term market interest rates compared to the lesser concurrent reductions in shorter term market interest rates that affect its cost of interest-bearing liabilities.  In particular, the Company’s ability to further reduce the cost of its interest-bearing deposits is increasingly limited based on most deposit offering rates already falling below 1.00% at December 31, 2012.  Moreover, the Company’s liability sensitivity may adversely affect net income in the future when market interest rates ultimately increase from their historical lows and its cost of interest-bearing liabilities may rise faster than its yield on interest-earning assets.

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

Responsibilities conveyed to the ALCO by the Board of Directors include:

•	Developing ALM-related policies and associated operating procedures and controls that will identify and measure the risks associated ALM while establishing the limits and thresholds relating thereto;
•
Developing ALM-related operating strategies and tactics designed to manage the relevant risks within the applicable policy thresholds and limits while supporting the achievement of the goals and objectives of the Company’s strategic business plan;

•	Developing, implementing and maintaining a management- and Board-level ALM monitoring and reporting system;
•
Ensuring that the ALCO and the Board of Directors are kept abreast of current technologies, procedures and industry best practices that may be utilized to carry out their ALM-related duties and responsibilities;

•	Ensuring the periodic independent validation of the Bank’s ALM risk management policies and operating practices and controls; and
•	Conducting periodic ALCO committee meetings to review all matters relating to ALM strategies and risk management activities.

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

As illustrated in the tables below, the Company’s EVE would be negatively impacted by an increase in interest rates.  This result is expected given the Company’s liability sensitivity noted earlier.  Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of its interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Company’s assets compared to the beneficial impact arising from the reduced present value of its liabilities.  Hence, the Company’s EVE and EVE ratio decline in the increasing interest rate scenarios.  Historically low interest rates at December 31, 2012 preclude the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the Company’s internal EVE analysis as of December 31, 2012 and June 30, 2012, respectively.

	At December 31, 2012
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	248,622	-170,556	-41%	9.72%	-504 bps
+200 bps	326,232	-92,946	-22%	12.23%	-253 bps
+100 bps	387,065	32,113	-8%	14.00%	-76 bps
0 bps	419,178	-	-	14.76%	-

	At June 30, 2012
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	241,451	-177,339	-42%	9.30%	-523 bps
+200 bps	324,768	-94,022	-22%	11.99%	-254 bps
+100 bps	387,699	-31,091	-7%	13.80%	-72 bps
0 bps	418,790	-	-	14.53%	-

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points.  Based upon the tables above, the Company’s sensitivity measure decreased by one basis point from -254 basis points at June 30, 2012  to -253 basis points at December 31, 2012 which indicates a nominal decrease in the Bank’s sensitivity to movements in interest rates from period to period.

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

In general, the nominal change in the Company’s sensitivity measure generally indicates a stable level of interest rate risk between comparative periods resulting from modest and substantially offsetting changes to the composition and allocation of the Company’s balance sheet from June 30, 2012 to December 31, 2012 coupled with generally consistent assumptions between periods.

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

At December 31, 2012
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$65,226	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	64,138	-1,088	-1.67
Immediate and permanent	Parallel	Static	+200 bps	One Year	62,256	-2,970	-4.55
Immediate and permanent	Parallel	Static	+300 bps	One Year	59,820	-5,406	-8.29

At June 30, 2012
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$69,856	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	68,855	-1,001	-1.43
Immediate and permanent	Parallel	Static	+200 bps	One Year	66,686	-3,169	-4.54
Immediate and permanent	Parallel	Static	+300 bps	One Year	62,710	-7,146	-10.23

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

At December 31, 2012, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Items 1A. of the Company's Form 10-K for the year ended June 30, 2012 and the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES.

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2012.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs(1)
October 1-31, 2012	42,800	$9.71	42,800	658,280
November 1-30, 2012	33,200	$9.12	33,200	625,080
December 1-31, 2012	29,400	$9.17	29,400	595,680
Total	105,400	$9.37	105,400	595,680
(1) On March 23, 2012, the Company announced the authorization of a seventh repurchase program for up to 802,780 shares or 5% of shares outstanding.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

	3.1	Charter of Kearny Financial Corp. (1)
	3.2	By-laws of Kearny Financial Corp. (2)
	4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
	10.1	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (2)
	10.2	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (2)
	10.3	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
	10.4	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)
	10.5	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
	10.6	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
	10.7	Directors Consultation and Retirement Plan (1)
	10.8	Benefit Equalization Plan (1)
	10.9	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
	10.10	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (3)
	10.11	Kearny Federal Savings Bank Director Life Insurance Agreement (4)
	10.12	Kearny Federal Savings Bank Executive Life Insurance Agreement (4)
	10.13	Kearny Financial Corp. Directors Incentive Compensation Plan (5)
	10.14	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer (6)
	11.0	Statement regarding computation of earnings per share (Filed herewith)
31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

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

KEARNY FINANCIAL CORP.

Date:	February 11, 2013	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	February 11, 2013	By:	/s/ Eric B. Heyer
Eric B. Heyer
Senior Vice President and
Chief Financial Officer
(Principal financial and accounting officer)