Form 10-Q
period 2013-03-31
Kearny Financial Corp.
filed 2013-05-10
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004-3510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	973-244-4500

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 8, 2013.

$0.10 par value common stock - 66,581,540 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at March 31, 2013 and June 30, 2012 (Unaudited)	1

Consolidated Statements of Income for the Three and Nine Months
	Ended March 31, 2013 and March 31, 2012 (Unaudited)	2-3

Consolidated Statements of Comprehensive (Loss) Income for the Three and
	Nine Months Ended March 31, 2013 and March 31, 2012 (Unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the
	Nine Months Ended March 31, 2013 and March 31, 2012	5-6
(Unaudited)

	Consolidated Statements of Cash Flows for the Nine Months	7-8
Ended March 31, 2013 and March 31, 2012 (Unaudited)

	Notes to Consolidated Financial Statements (Unaudited)	9-65

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	66-91

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	92-99

Item 4:	Controls and Procedures	100

PART II - OTHER INFORMATION		101-104

SIGNATURES		105

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data)

	March 31,	June 30,
	2013	2012
Assets	(Unaudited)

Cash and amounts due from depository institutions	$12,717	$38,028
Interest-bearing deposits in other banks	197,182	117,556

Cash and Cash Equivalents	209,899	155,584

Debt securities available for sale (amortized cost $139,577 and $14,613)	137,778	12,602
Debt securities held to maturity (fair value $146,686 and $34,838)	146,892	34,662
Loans receivable, including unamortized yield adjustments of $(943) and $(1,654)	1,340,965	1,284,236
Less allowance for loan losses	(10,758)	(10,117)

Net Loans Receivable	1,330,207	1,274,119

Mortgage-backed securities available for sale (amortized cost $757,910 and $1,188,373)	782,279	1,230,104
Mortgage-backed securities held to maturity (fair value $942 and $1,159)	881	1,090
Premises and equipment	37,427	38,677
Federal Home Loan Bank of New York (“FHLB”) stock	11,214	14,142
Interest receivable	7,549	8,395
Goodwill	108,591	108,591
Bank owned life insurance	85,379	48,615
Other assets	8,453	10,425

Total Assets	$2,866,549	$2,937,006
Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$179,257	$165,118
Interest-bearing	1,973,744	2,006,679

Total Deposits	2,153,001	2,171,797

Borrowings	183,206	249,777
Advance payments by borrowers for taxes	7,772	5,974
Deferred income tax liabilities, net	116	7,276
Other liabilities	38,726	10,565

Total Liabilities	2,382,821	2,445,389

Stockholders’ Equity

Preferred stock, $0.10 par value, 25,000,000 shares authorized; none issued
and outstanding	-	-
Common stock, $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares
issued; 66,647,840 and 66,936,040 shares outstanding, respectively	7,274	7,274
Paid-in capital	215,668	215,539
Retained earnings	324,242	319,661
Unearned Employee Stock Ownership Plan shares; 569,772 shares
and 678,878 shares, respectively	(5,698)	(6,789)
Treasury stock, at cost; 6,089,660 shares and 5,801,460 shares, respectively	(70,497)	(67,664)
Accumulated other comprehensive income	12,739	23,596

Total Stockholders’ Equity	483,728	491,617

Total Liabilities and Stockholders’ Equity	$2,866,549	$2,937,006
See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Interest Income
Loans	$15,445	$15,809	$46,386	$48,493
Mortgage-backed securities	5,532	8,242	18,697	24,157
Securities:
Taxable	436	270	936	1,096
Tax-exempt	26	8	38	63
Other interest-earning assets	205	205	595	582
Total Interest Income	21,644	24,534	66,652	74,391

Interest Expense
Deposits	3,400	4,853	11,450	15,668
Borrowings	1,898	2,011	5,987	6,088
Total Interest Expense	5,298	6,864	17,437	21,756

Net Interest Income	16,346	17,670	49,215	52,635

Provision for Loan Losses	1,407	1,257	3,139	3,645

Net Interest Income after Provision
for Loan Losses	14,939	16,413	46,076	48,990

Non-Interest Income
Fees and service charges	605	594	1,851	1,859
Gain on sale of loans	545	217	545	526
Gain (loss) on sale of securities	9,075	-	10,172	(5)
Loss on sale and write down of real estate owned	(8)	(1,215)	(541)	(3,271)
Income from bank owned life insurance	485	186	1,261	560
Electronic banking fees and charges	261	224	835	695
Miscellaneous	107	376	432	532
Total Non-Interest Income	11,070	382	14,555	896

Non-Interest Expenses
Salaries and employee benefits	8,977	8,538	26,580	25,082
Net occupancy expense of
premises	1,777	1,685	5,030	4,866
Equipment and systems	1,879	1,686	5,752	5,429
Advertising and marketing	224	220	785	842
Federal deposit insurance
premium	535	569	1,636	1,551
Directors’ compensation	171	168	513	491
Debt extinguishment expense	8,688	-	8,688	-
Miscellaneous	1,691	1,895	5,422	5,630
Total Non-Interest Expenses	$23,942	$14,761	$54,406	$43,891

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Income Before Income Taxes	$2,067	$2,034	$6,225	$5,995

Income Taxes	323	642	1,644	2,115

Net Income	$1,744	$1,392	$4,581	$3,880

Net Income per Common
Share (EPS):
Basic and Diluted	$0.03	$0.02	$0.07	$0.06

Weighted Average Number of
Common Shares Outstanding:
Basic and Diluted	66,141	66,243	66,195	66,571

Dividends Declared Per Common
Share	$-	$0.05	$-	$0.15

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net Income	$1,744	$1,392	$4,581	$3,880

Other Comprehensive (Loss) Income:

Realized gain on securities
available for sale, net of
deferred income tax expense of
2013 $3,721, $4,173 and
2012 $ - , $ -	(5,355)	-	(6,006)	-

Unrealized (loss) gain on securities
available for sale, net of deferred
income tax (benefit) expense of
2013 $(2,405), $(2,776) and,
2012 $2, $2,631	(3,688)	31	(4,195)	3,859

Benefit plans, net of deferred
income tax expense (benefit) of
2013 $10, $(454) and,
2012 $4, $128	15	6	(656)	185

Total Other Comprehensive (Loss) Income	(9,028)	37	(10,857)	4,044

Total Comprehensive (Loss) Income	$(7,284)	$1,429	$(6,276)	$7,924

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended March 31, 2012
(In Thousands, Except Per Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2011	67,851	$7,274	$215,258	$317,354	$(8,244)	$(59,200)	$15,432	$487,874

Net income	-	-	-	3,880	-	-	-	3,880

Other comprehensive income, net of income tax	-	-	-	-	-	-	4,044	4,044

ESOP shares committed to be released (108 shares)	-	-	(67)	-	1,092	-	-	1,025

Dividends contributed for payment of ESOP loan	-	-	118	-	-	-	-	118

Stock option expense	-	-	31	-	-	-	-	31

Treasury stock purchases	(879)	-	-	-	-	(8,130)	-	(8,130)

Restricted stock plan shares earned (12 shares)	-	-	126	-	-	-	-	126

Cash dividends declared ($0.15/ public share)	-	-	-	(2,321)	-	-	-	(2,321)

Cash dividend to Kearny MHC	-	-	-	(450)	-	-	-	(450)

Balance - March 31, 2012	66,972	$7,274	$215,466	$318,463	$(7,152)	$(67,330)	$19,476	$486,197

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended March 31, 2013
(In Thousands, Except Per Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2012	66,936	$7,274	$215,539	$319,661	$(6,789)	$(67,664)	$23,596	$491,617

Net income	-	-	-	4,581	-	-	-	4,581

Other comprehensive loss, net of income tax	-	-	-	-	-	-	(10,857)	(10,857)

ESOP shares committed to be released (108 shares)	-	-	(26)	-	1,091	-	-	1,065

Dividends contributed for payment of ESOP loan	-	-	(2)	-	-	-	-	(2)

Stock option expense	-	-	31	-	-	-	-	31

Treasury stock purchases	(288)	-	-	-	-	(2,833)	-	(2,833)

Restricted stock plan shares earned (12 shares)	-	-	126	-	-	-	-	126

Balance - March 31, 2013	66,648	$7,274	$215,668	$324,242	$(5,698)	$(70,497)	$12,739	$483,728

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2013	2012

Cash Flows from Operating Activities:
Net income	$4,581	$3,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,964	1,993
Net amortization of premiums, discounts and loan fees and costs	7,887	6,447
Deferred income taxes	241	511
Amortization of intangible assets	105	118
Amortization of benefit plans’ unrecognized net loss	75	30
Provision for loan losses	3,139	3,645
Loss on write-down and sales of real estate owned	541	3,271
Realized gain on sale of loans	(545)	(526)
Proceeds from sale of loans	5,193	5,872
Realized sale gain on mortgage-backed securities available for sale	(10,178)	-
Realized sale loss on mortgage-backed securities held to maturity	6	5
Realized loss on debt extinguishment	8,688	-
Realized gain on disposition of premises and equipment	(100)	(1)
Increase in cash surrender value of bank owned life insurance	(1,261)	(560)
ESOP, stock option plan and restricted stock plan expenses	1,222	1,182
Decrease in interest receivable	846	966
Decrease in other assets	1,313	718
Decrease in interest payable	(260)	(32)
Decrease in other liabilities	(276)	(446)

Net Cash Provided by Operating Activities	23,181	27,073

Cash Flows from Investing Activities:
Purchase of debt securities available for sale	(97,788)	-
Proceeds from calls and maturities of debt securities available for sale	-	30,598
Proceeds from repayments of debt securities available for sale	444	650
Purchase of debt securities held to maturity	(144,784)	(1,775)
Proceeds from calls and maturities of debt securities held to maturity	32,023	72,760
Proceeds from repayments of debt securities held to maturity	518	717
Purchase of loans	(9,655)	(54,460)
Net (increase) decrease in loans receivable	(56,119)	49,454
Proceeds from sale of real estate owned	2,389	224
Purchases of mortgage-backed securities available for sale	(262,266)	(455,370)
Principal repayments on mortgage-backed securities available for sale	284,197	225,944
Principal repayments on mortgage-backed securities held to maturity	198	159
Proceeds from sale of mortgage-backed securities held to maturity	15	27
Proceeds from sale of mortgage-backed securities available for sale	409,840	-
Purchase of FHLB stock	(1,170)	(1,800)
Redemption of FHLB stock	4,098	1,802
Purchase of bank owned life insurance	(35,503)	-
Proceeds from cash settlement of premises and equipment	200	3
Additions to premises and equipment	(814)	(1,495)

Net Cash Provided by (Used in) Investing Activities	$125,823	$(132,562)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2013	2012

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	$(18,604)	$5,525
Repayment of long-term FHLB advances	(73,752)	(59)
(Decrease) increase in other short-term borrowings	(1,296)	177
Increase (decrease) in advance payments by borrowers for taxes	1,798	(233)
Dividends paid to stockholders of Kearny Financial Corp.	-	(2,357)
Purchase of common stock of Kearny Financial Corp. for treasury	(2,833)	(8,130)
Dividends contributed for payment of ESOP loan	(2)	118

Net Cash Used in Financing Activities	(94,689)	(4,959)

Net Increase (Decrease) in Cash and Cash Equivalents	54,315	(110,448)

Cash and Cash Equivalents – Beginning	155,584	222,580

Cash and Cash Equivalents – Ending	$209,899	$112,132

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$1,019	$1,836

Interest	$17,697	$21,788

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$2,375	$1,157

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

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included.  The results of operations for the three-month and nine-month periods ended March 31, 2013, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statement of financial condition for June 30, 2012 was derived from the Company’s 2012 annual report on Form 10-K.  That data, along with the interim unaudited financial information presented in the consolidated statements of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the  audited consolidated financial statements, including the notes thereto included in the Company’s 2012 annual report on Form 10-K.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Nine Months Ended
	March 31, 2013			March 31, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$1,744			$4,581
Basic earnings per share,
income available to
common stockholders	$1,744	66,141	$0.03	$4,581	66,195	$0.07
Effect of dilutive securities:
Stock options	-	-		-	-

	$1,744	66,141	$0.03	$4,591	66,195	$0.07

	Three Months Ended			Nine Months Ended
	March 31, 2012			March 31, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$1,392			$3,880
Basic earnings per share,
income available to
common stockholders	$1,392	66,243	$0.02	$3,880	66,571	$0.06
Effect of dilutive securities:
Stock options	-	-		-	-

	$1,392	66,243	$0.02	$3,880	66,571	$0.06

During the three and nine months ended March 31, 2013, the average number of options which were considered anti-dilutive totaled approximately 3,193,000.   During the three and nine months ended March 31, 2012, the average number of options which were considered anti-dilutive totaled approximately 3,233,000 and 3,229,000, respectively.

4.  SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2013, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed and identified certain transactions executed in conjunction with the balance sheet restructuring described in Note 5 below as subsequent events requiring disclosure.

5. RESTRUCTURING TRANSACTION

During the two month period ended April 30, 2013, the Company successfully completed a series of balance sheet restructuring transactions that are expected to result in improvements in the financial position and expected operating results of the Company and the Bank.  The Company expects such improvements to be reflected in an expanded net interest margin resulting in an immediate improvement in net interest income and earnings.

Through these restructuring transactions, the Company reduced its concentration in agency mortgage-backed securities (“MBS”) in favor of other investment sectors within the portfolio.  As a result, the Company reduced its exposure to residential mortgage prepayment and extension risk while enhancing the overall yield of the investment portfolio and providing some additional protection to earnings against potential movements in market interest rates.  Gains recognized through the sale of MBS enabled the Company to fully offset the costs of prepaying a portion of its high-rate Federal Home Loan Bank (“FHLB”) advances.  Additionally, the Company modified the terms of its remaining high-rate FHLB advances to a lower interest rate while extending the duration of the modified funding to better protect against potential increases in interest rates in the future.

As discussed below, the restructuring was initiated by the Company in March 2013 and completed during April 2013.  Consequently, only a portion of the applicable transactions were completed by the close of the Company’s third quarter ended March 31, 2013, with the remaining transactions being reflected in the Company’s financial results for the quarter and fiscal-year ending June 30, 2013.

Key features and characteristics of the restructuring transactions are as follows:

•
During March 2013, the Company sold agency MBS totaling approximately $330.0 million with a weighted average book yield of 1.78% resulting in a one-time gain on sale totaling approximately $9.1 million;

•
During March 2013, a portion of the proceeds from the noted MBS sales were used to prepay $60.0 million of fixed-rate FHLB advances at a weighted average rate of 3.99% resulting in a one-time expense of $8.7 million largely attributable to the prepayment penalties paid to the FHLB to extinguish the debt; and

•
During March and April 2013, the Company reinvested the remaining proceeds from the noted MBS sales into a diversified mix of high-quality securities with an aggregate tax-effective yield modestly exceeding that of the MBS sold.  Such securities primarily included:

o	Fixed-rate, bank-qualified municipal obligations;
o	Floating-rate corporate bonds issued by financial companies;
o	Floating-rate, asset-backed securities comprising education loans with 97% U.S. government guarantees;
o	Fixed-rate agency commercial MBS secured by multifamily mortgage loans; and
o	Fixed-rate agency collateralized mortgage obligations (“CMO”).

•
During April 2013, the Company modified the terms of its remaining $145.0 million of “putable” FHLB advances with a weighted average cost of 3.68% and weighted average remaining maturity of approximately 4.5 years.  Such advances were currently subject to the FHLB’s quarterly “put” option enabling it to demand repayment in full in the event of an increase in interest rates.  The terms of the modified advances extended their “non-putable” period to five years with a final stated maturity of ten years while reducing their average interest rate by 0.64% to 3.04%.  The Bank did not explicitly pay a prepayment penalty to the FHLB to modify the terms of these advances.  Rather, the interest paid by the Company to the FHLB under the modified terms reflects an above market rate through which the FHLB will recover the economic value of the foregone prepayment penalty.  Because the difference between the present value of the cash flows of the pre-modified and post-modified advances is less than 10%, the modifications were effected at no immediate cost to the Company, in accordance with applicable accounting requirements.

Given the effects of the restructuring, the Company continues to maintain high levels of on-balance sheet liquidity while the sensitivity of its Economic Value of Equity (“EVE”) to movements in interest rates - a key measure of long-term exposure to interest rate risk – remains substantially unchanged.  Moreover, the Company is evaluating additional opportunities to utilize capital through effective deployment of wholesale growth and diversification strategies designed to improve earnings further while prudently managing its exposure to interest rate, credit and liquidity risk.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Updated (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  The ASU requires an entity to report, either on the face of the statement where net income is presented or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional details about those amounts.  The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012.  The Company adopted this ASU on January 1, 2013 by including the required disclosures in the notes included on the consolidated statements of comprehensive income.  The adoption of ASU 2013-02 did not have an impact on the Company’s financial condition, results of operations or cash flows.

7.  STOCK REPURCHASE PLANS

On March 23, 2012, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 802,780 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  Through March 31, 2013 the Company has repurchased a total of 324,000 shares in accordance with this repurchase plan at a total cost of approximately $3,167,000 and at an average cost per share of $9.78.

7.  SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at March 31, 2013 and June 30, 2012 and stratification by contractual maturity of such securities at March 31, 2013 are presented below:

	At March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$5,266	$157	$-	$5,423
Obligations of state and political
subdivisions	55,212	28	354	54,886
Asset-backed securities	10,199	1	-	10,200
Corporate bonds	60,023	46	142	59,927
Trust preferred securities	8,877	-	1,535	7,342

Total debt securities	139,577	232	2,031	137,778

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	16,769	176	-	16,945

Total collateralized mortgage
obligations	16,769	176	-	16,945

Mortgage pass-through securities:
Government National Mortgage
Association	6,170	665	-	6,835
Federal Home Loan Mortgage
Corporation	279,818	8,166	42	287,942
Federal National Mortgage Association	455,153	15,646	242	470,557

Total mortgage pass-through securities	741,141	24,477	284	765,334

Total mortgage-backed securities	757,910	24,653	284	782,279
Total securities available for sale	$897,487	$24,885	$2,315	$920,057
	At March 31, 2013
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	66,962	66,876
Due after ten years	72,615	70,902
Total	$139,577	$137,778

	At June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
Trust preferred securities	$8,871	$-	$2,158	$6,713
U.S. agency securities	5,742	148	1	5,889

Total debt securities	14,613	148	2,159	12,602

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	2,493	30	-	2,523

Total collateralized mortgage
obligations	2,493	30	-	2,523

Mortgage pass-through securities:
Government National Mortgage
Association	10,804	903	17	11,690
Federal Home Loan Mortgage
Corporation	447,173	13,357	21	460,509
Federal National Mortgage Association	727,903	27,512	33	755,382

Total mortgage pass-through securities	1,185,880	41,772	71	1,227,581

Total mortgage-backed securities	1,188,373	41,802	71	1,230,104
Total securities available for sale	$1,202,986	$41,950	$2,230	$1,242,706

During the nine months ended March 31, 2013, proceeds from sales of securities available for sale totaled $409.8 million and resulted in gross gains of $10,314,000 and gross losses of $135,000.  There were no sales of securities available for sale during the nine months ended March 31, 2012.  At March 31, 2013 and June 30, 2012, securities available for sale with carrying values of approximately $111.3 million and $292.8 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  As of those same dates, securities available for sale with carrying values of approximately $5.1 million and $7.2 million, respectively, were pledged to secure public funds on deposit.

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

8.  SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and fair values of securities held to maturity at March 31, 2013 and June 30, 2012 and stratification by contractual maturity of such securities at March 31, 2013 are presented below:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$144,963	$20	$227	$144,756
Obligations of state and political
subdivisions	1,929	1	-	1,930

Total debt securities	146,892	21	227	146,686

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	26	4	-	30
Federal National Mortgage Association	395	45	-	440
Non-agency securities	115	1	3	113

Total collateralized mortgage
obligations	536	50	3	583

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	102	4	-	106
Federal National Mortgage Association	243	10	-	253

Total mortgage pass-through securities	345	14	-	359

Total mortgage-backed
securities	881	64	3	942

Total securities held to maturity	$147,773	$85	$230	$147,628

	At March 31, 2013
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$-	$-
Due after one year through five years	146,892	146,686
Due after five years through ten years	-	-
Due after ten years	-	-

Total	$146,892	$146,686

	At June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$32,426	$172	$-	$32,598
Obligations of state and political
subdivisions	2,236	4	-	2,240

Total debt securities	34,662	176	-	34,838

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage
Corporation	38	5	-	43
Federal National Mortgage Association	511	62	-	573
Non-agency securities	146	-	13	133

Total collateralized mortgage
obligations	695	67	13	749

Mortgage pass-through securities:
Federal Home Loan Mortgage
Corporation	120	5	-	125
Federal National Mortgage Association	275	10	-	285

Total mortgage pass-through securities	395	15	-	410

Total mortgage-backed
securities	1,090	82	13	1,159

Total securities held to maturity	$35,752	$258	$13	$35,997

During the nine months ended March 31, 2013 and March 31, 2012, proceeds from sales of held to maturity securities totaled $15,000 and $27,000, respectively, resulting in losses of $6,000 and $5,000, respectively.  The proceeds and losses were fully attributable to the sale of non-investment grade, non-agency collateralized mortgage obligations during each period. The securities sold were originally acquired as investment grade securities upon the in-kind redemption of the Company’s interest in the AMF Ultra Short Mortgage Fund during the first quarter of fiscal 2009. The rating of the securities subsequently declined below investment grade resulting in their eligibility for sale from the held-to-maturity portfolio without tainting the status of the remaining securities within the portfolio.  At March 31, 2013, held to maturity securities totaling $123.3 million were utilized as collateral for borrowings while no such securities were pledged to secure public funds on deposit as of that date.  At June 30, 2012, no held to maturity securities were utilized as collateral for borrowings or pledged to secure public funds on deposit.

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

9.  IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at March 31, 2013 and June 30, 2012.  The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented.  Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
At March 31, 2013:
Obligations of state and political subdivisions	$21,192	$354	$-	$-	$21,192	$354
Corporate bonds	23,878	142	-	-	23,878	142
Trust preferred securities	-	-	6,342	1,535	6,342	1,535
Mortgage pass-through securities	64,270	284	-	-	64,270	284

Total	$109,340	$780	$6,342	$1,535	$115,682	$2,315

At June 30, 2012:
Trust preferred securities	$-	$-	$5,713	$2,158	$5,713	$2,158
U.S. agency securities	-	-	116	1	116	1
Mortgage pass-through securities	3,173	13	922	58	4,095	71

Total	$3,173	$13	$6,751	$2,217	$9,924	$2,230

The number of available for sale securities with unrealized losses at March 31, 2013 totaled 70 comprising 54 municipal obligations, three corporate bonds, four single-issuer trust preferred securities and nine mortgage pass-through securities.  The number of available for sale securities with unrealized losses at June 30, 2012 totaled 22 comprising four single-issuer trust preferred securities, one U.S. agency security and 17 mortgage pass-through securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
At March 31, 2013:
U.S. agency securities	$133,096	$227	$-	$-	$133,096	$227
Collateralized mortgage obligations	-	-	61	3	61	3

Total	$133,096	$227	$61	$3	$133,157	$230

At June 30, 2012:
Collateralized mortgage obligations	$13	$1	$120	$12	$133	$13

Total	$13	$1	$120	$12	$133	$13

The number of held to maturity securities with unrealized losses at March 31, 2013 totaled 11 comprising six U.S. agency securities and five collateralized mortgage obligations.  Held to maturity securities with unrealized losses at June 30, 2012 comprised ten collateralized mortgage obligations.

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

Mortgage-backed Securities. The carrying value of the Company’s mortgage-backed securities totaled $783.2 million at March 31, 2013 and comprised 73.3% of total investments and 27.3% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored entities such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

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

In sum, the factors influencing the fair value of the Company’s U.S. agency mortgage-backed securities, as described above, generally result from movements in market interest rates and changing real estate and financial market conditions which affect the supply and demand for such securities.  Such market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss. Consequently, the impairments of value arising from these changing market conditions are both “noncredit-related” and “temporary” in nature.

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

In light of the factors noted above, the Company does not consider its U.S. agency mortgage-backed securities with unrealized losses at March 31, 2013 to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies, the Company held a nominal balance of non-agency mortgage-backed securities at March 31, 2013.  Unlike agency mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

For example, during both fiscal 2013 and 2012, the Company re-evaluated its intent regarding the retention or sale of its impaired, non-agency collateralized mortgage obligations whose credit-ratings had fallen below the thresholds that generally support an investment grade assessment by the Company.  The Company considered the combined effects of the severe deterioration of the securities’ credit ratings since their acquisition as investment grade securities and the actual and anticipated cash flow losses that characterized most of the securities.  Based on these factors, the Company modified its intent regarding these impaired securities from “hold to recovery of amortized cost” to “sell” and sold such securities during the periods noted.

At March 31, 2013, the Company's remaining portfolio comprised eight non-agency CMOs held-to-maturity totaling $115,000 of which five were impaired but maintained their credit-ratings, where applicable, at levels supporting an investment grade assessment by the Company.   The Company has not decided to sell the impaired securities as of March 31, 2013 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.

In light of the factors noted above, the Company does not consider its balance of non-agency mortgage-backed securities with unrealized losses at March 31, 2013 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Debt Securities.  The carrying value of the Company’s U.S. agency debt securities totaled $150.4 million at March 31, 2013 and comprised 14.1% of total investments and 5.2% of total assets as of that date.  Such securities are comprised of $145.0 million of U.S. agency debentures and $5.4 million of securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government sponsored entity.

With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debt securities are due largely to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on supply and demand.

With regard to interest rates, the Company’s SBA securities include, but are not limited to, variable rate investments generally based on the Prime rate minus a margin.  Based upon the historically low level of short term market interest rates, of which the Prime rate is one measure, the current yields on these securities are comparatively low.  Consequently, the fair value of the variable rate SBA securities, as determined based upon the market price of these securities, reflects the effects of the historically low short term, market interest rates at March 31, 2013.

Like the mortgage-backed securities described earlier, the fair value of the Company’s SBA securities also reflects the extended average lives of the underlying loans resulting from loan prepayment prohibitions that may be embedded in the underlying loans coupled with the generally reduced availability of credit in the marketplace reducing borrower refinancing opportunities.  Such influences extend the timeframe over which an investor would anticipate holding the security at a historically low yield.  Similarly, the price of securitized SBA loan pools also reflects fluctuating supply and demand in the marketplace attributable to similar factors as those applying to mortgage-backed securities, as presented above.  Despite these general considerations, the Company’s U.S. agency debt securities representing securitized SBA loan pools were not impaired at March 31, 2013.

Unlike its variable rate SBA securities, the Company’s other U.S. agency debentures are fixed rate investments whose fair values over time generally reflect movements in comparatively longer term market interest rates.  Such securities include the fixed rate portion of the Company’s SBA securities.  At March 31, 2013, the unrealized losses applicable to those securities are generally attributable to movements in longer term interest rates since their acquisition by the Company.

In sum, the factors influencing the fair value of the Company’s U.S. agency securities, as described above, generally result from movements in market interest rates and changing market conditions which affect the supply and demand for such securities.  Such market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss. Consequently, the impairments of value arising from these changing market conditions are both “noncredit-related” and “temporary” in nature.

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

In light of the factors noted above, the Company does not consider its balance of U.S. agency securities with unrealized losses at March 31, 2013 to be “other-than-temporarily” impaired as of that date.

Obligations of state and political subdivisions. The outstanding balance of the Company’s securities representing obligations of state and political subdivisions totaled $56.8 million at March 31, 2013 and comprised 5.3% of total investments and 2.0% of total assets as of that date.  Such securities include approximately $54.9 million of highly-rated, bank qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts.  The portfolio also includes a nominal balance of non-rated municipal obligations totaling approximately $1.9 million comprising eight short term, bond anticipation notes (“BANs”) issued by a total of three New Jersey municipalities with whom the Company also maintains deposit relationships.  At March 31, 2013, the fair value of each of the Company’s BANs exceeded their respective carrying values resulting in no reported impairment on those securities as of that date.

As noted earlier, the Company considers the ratings assigned by one or more credit rating agencies, where available, in its evaluation of the impairment attributable to each of its municipal obligations.  The Company uses such ratings, in conjunction with the other criteria noted earlier, to identify those securities whose impairments are potentially “credit-related” versus “noncredit-related”.

Unrealized losses associated with municipal obligations whose credit ratings exceed certain internally defined thresholds are considered to be indicative of “noncredit-related” impairment given the nominal level of credit losses that would be expected based upon such ratings.  That conclusion is generally reinforced, as appropriate, by additional internal analysis supporting the Company’s periodic internal investment grade assessment of the security.

At March 31, 2013, each of the Company’s impaired municipal obligations were consistently rated by Moody’s and Standard & Poor’s Financial Services (“S&P”) well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling or exceeding A+ or higher by Standard & Poors (“S&P”) and/or A1 or higher by Moody’s Investors Service (“Moody’s).

In sum, the factors influencing the fair value of the Company’s municipal obligations, as described above, generally result from movements in market interest rates and changing market conditions which affect the supply and demand for such securities.  Such market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss. Consequently, the impairments of value arising from these changing market conditions are both “noncredit-related” and “temporary” in nature.

The Company has the stated ability and intent to “hold to maturity” those securities so designated and does not intend to sell the temporarily impaired available for sale securities until the fair value of the securities recovers to a level equal to or greater than the Company’s amortized cost.  Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Furthermore, the Company purchased these securities at either par or nominal premiums while call provisions, where applicable, require full repayment of principal at par by the issuer. Accordingly, the Company expects that the securities will not be settled for a price less than their amortized cost.

In light of the factors noted above, the Company does not consider its balance of obligations of state and political subdivisions with unrealized losses at March 31, 2013 to be “other-than-temporarily” impaired as of that date.

Corporate Bonds.  The outstanding balance of the Company’s corporate bonds totaled $59.9 million at March 31, 2013 and comprised 5.6% of total investments and 2.1% of total assets as of that date.  Such securities are comprised entirely of corporate obligations of U.S. financial companies.

As noted earlier, the Company considers the ratings assigned by one or more credit rating agencies, where available, in its evaluation of the impairment attributable to each of its corporate bonds.  The Company uses such ratings, in conjunction with the other criteria noted earlier, to identify those securities whose impairments are potentially “credit-related” versus “noncredit-related”.

Unrealized losses associated with corporate bonds whose credit ratings exceed certain internally defined thresholds are considered to be indicative of “noncredit-related” impairment given the nominal level of credit losses that would be expected based upon such ratings.  That conclusion is generally reinforced, as appropriate, by additional internal analysis supporting the Company’s periodic internal investment grade assessment of the security.

At March 31, 2013, each of the Company’s impaired corporate bonds were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling or exceeding A- or higher by S&P and/or A3 or higher by Moody’s.

In sum, the factors influencing the fair value of the Company’s corporate bonds, as described above, generally result from movements in market interest rates and changing market conditions which affect the supply and demand for such securities.  Such market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss. Consequently, the impairments of value arising from these changing market conditions are both “noncredit-related” and “temporary” in nature.

While all of its corporate bonds are classified as available for sale, the Company does not intend to sell the impaired securities until their fair values recover to a level equal to or greater than the Company’s amortized cost.  Additionally, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  Moreover, the Company purchased these securities at par or nominal premiums.  Accordingly, the Company expects that the securities will not be settled for a price less than their amortized cost.

In light of the factors noted above, the Company does not consider its investments in corporate bonds with unrealized losses at March 31, 2013 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities. The carrying value of the Company’s trust preferred securities totaled $7.3 million at March 31, 2013 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of March 31, 2013, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

At March 31, 2013, the Company owned two securities at an amortized cost of $3.0 million that were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment.  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month Libor plus a margin.  Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at March 31, 2013.

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

The Company’s evaluation of the unrealized loss associated with these securities considered a variety of factors to determine if any portion of the impairment was credit-related at March 31, 2013.  Factors generally considered in such evaluations included the financial strength and viability of the issuer and its parent company, the security’s historical performance through prior business and economic cycles, rating consistency or variability among rating companies, the security’s current and anticipated status regarding payment default or deferral of contractual payments to investors and the impact of these factors on the present value of the security’s expected future cash flows in relation to its amortized cost basis.

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

In sum, the factors influencing the fair value of the Company’s trust preferred securities and the resulting impairment attributable to each generally resulted from movements in market interest rates and changing market conditions which affect the supply and demand for such securities.  Such market conditions may generally fluctuate over time resulting in the securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not reflective of an expectation for an adverse change in cash flows signifying a credit loss. Consequently, the impairments of value arising from these changing market conditions are both “noncredit-related” and “temporary” in nature.

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

In light of the factors noted above, the Company does not consider its investments in trust preferred securities with unrealized losses at March 31, 2013 to be “other-than-temporarily” impaired as of that date.

At March 31, 2013 and June 30, 2012, the Company held no securities on which credit-related OTTI had been recognized in earnings.

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

Nonaccrual Loans.  Loans are generally placed on nonaccrual status when contractual payments become 90 days or more past due, and are otherwise placed on nonaccrual when the Company does not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement.  Loans that become 90 days past maturity, but remain non-delinquent with regard to ongoing P&I payments may remain on accrual status if: (1) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, past maturity status notwithstanding, and (2) the borrower is working actively and cooperatively with the Company to remedy the past maturity status through an expected refinance, payoff or modification of the loan agreement that is not expected to result in a troubled debt restructuring (“TDR”) classification.  All TDRs are placed on nonaccrual status for a period of no less than six months after restructuring, irrespective of past due status.  Nonaccrual loans plus accruing loans that are 90 days or more past due are generally defined collectively as “nonperforming loans”.

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

At March 31, 2013, the remaining outstanding principal balance and carrying amount of the acquired credit-impaired loans totaled approximately $9,902,000 and $6,220,000, respectively.  By comparison, at June 30, 2012, the remaining outstanding principal balance and carrying amount of such loans totaled approximately $12,586,000 and $8,439,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $2,016,000 and $2,967,000 at March 31, 2013 and June 30, 2012, respectively.

The balance of the allowance for loan losses at March 31, 2013 and June 30, 2012 included approximately $19,000 and $59,000 of valuation allowances, respectively, for a specifically identified impairment attributable to acquired credit-impaired loans.  The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition, net of any charge offs recognized during that time.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the three and nine months ended March 31, 2013 and March 31, 2012.

	Three Months Ended March 31, 2013 (in thousands)	Three Months Ended March 31, 2012 (in thousands)
Beginning balance	$1,088	$1,554
Accretion to interest income	(250)	(70)
Disposals	-	-
Reclassifications from nonaccretable difference	-	-
Ending balance	$838	$1,484

	Nine Months Ended March 31, 2013 (in thousands)	Nine Months Ended March 31, 2012 (in thousands)
Beginning balance	$1,461	$1,718
Accretion to interest income	(532)	(234)
Disposals	(91)	-
Reclassifications from nonaccretable difference	-	-
Ending balance	$838	$1,484

Classification of Assets.  In compliance with the regulatory guidelines, the Company’s loan review system includes an evaluation process through which certain loans exhibiting adverse credit quality characteristics are classified “Special Mention”, “Substandard”, “Doubtful” or “Loss”.

An asset is classified as “Substandard” if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified as “Substandard”, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets or portions thereof, classified as “Loss” are considered uncollectible or of so little value that their continuance as assets is not warranted.

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

The following tables present the balance of the allowance for loan losses at March 31, 2013 and June 30, 2012 based upon the calculation methodology described above.  The table identifies the valuation allowances attributable to identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as those valuation allowances for impairments on loans evaluated collectively.  The underlying balance of loans receivable applicable to each category is also presented.  The balance of loans receivable reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable at March 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$687	$472	$-	$-	$111	$-	$-	$1,270
Loans collectively evaluated for impairment	2,981	3,827	81	240	305	35	14	7,483
Allowance for loan losses on originated and purchased loans	3,668	4,299	81	240	416	35	14	8,753
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	19	-	-	-	19
Other acquired loans individually evaluated for impairment	-	11	-	1,114	-	-	-	1,125
Loans collectively evaluated for impairment	5	458	48	228	83	39	-	861
Allowance for loan losses on loans acquired at fair value	5	469	48	1,361	83	39	-	2,005
Total allowance for loan losses	$3,673	$4,768	$129	$1,601	$499	$74	$14	$10,758

Allowance for Loan Losses and Loans Receivable at March 31, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the three months ended March 31, 2013:
At December 31, 2012:
Allocated	$4,103	$4,139	$187	$1,590	$485	$75	$15	$10,594
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	4,103	4,139	187	1,590	485	75	15	10,594
Total charge offs	(762)	(325)	(9)	-	(150)	-	-	(1,246)
Total recoveries	3	-	-	-	-	-	-	3
Total allocated provisions	329	954	(49)	11	164	(1)	(1)	1.407
Total unallocated provisions	-	-	-	-	-	-	-	-
At March 31, 2013:
Allocated	3,673	4,768	129	1,601	499	74	14	10,758
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$3,673	$4,768	$129	$1,601	$499	$74	$14	$10,758

Allowance for Loan Losses and Loans Receivable at March 31, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the nine months ended March 31, 2013:
At June 30, 2012:
Allocated	$4,572	$3,443	$277	$1,310	$447	$54	$14	$10,117
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	4,572	3,443	277	1,310	447	54	14	10,117
Total charge offs	(1,665)	(525)	(9)	(116)	(220)	-	(2)	(2,537)
Total recoveries	12	-	-	18	9	-	-	39
Total allocated provisions	754	1,850	(139)	389	263	20	2	3,139
Total unallocated provisions	-	-	-	-	-	-	-	-
At March 31, 2013:
Allocated	3,673	4,768	129	1,601	499	74	14	10,758
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$3,673	$4,768	$129	$1,601	$499	$74	$14	$10,758

Allowance for Loan Losses and Loans Receivable at March 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the three months ended March 31, 2012:
At December 31, 2011:
Allocated	$4,329	$2,664	$207	$997	$330	$54	$15	$8,596
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	4,329	2,664	207	997	330	54	15	8,596
Total charge offs	(712)	-	-	(14)	(29)	-	(1)	(756)
Total recoveries	1	-	-	-	-	-	2	3
Total allocated provisions	585	296	101	160	118	(1)	(2)	1,257
Total unallocated provisions	-	-	-	-	-	-	-	-
At March 31, 2012:
Allocated	4,203	2,960	308	1,143	419	53	14	9,100
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$4,203	$2,960	$308	$1,143	$419	$53	$14	$9,100

Allowance for Loan Losses and Loans Receivable at March 31, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the nine months ended March 31, 2012:
At June 30, 2011:
Allocated	$6,644	$3,336	$289	$880	$322	$49	$14	$11,534
Unallocated	-	-	-	-	-	-	-	233
Total allowance for loan losses	6,644	3,336	289	880	322	49	14	11,767
Total charge offs	(5,319)	(483)	(73)	(340)	(132)	-	(7)	(6,354)
Total recoveries	2	36	-	-	2	-	2	42
Total allocated provisions	2,876	71	92	603	227	4	5	3,878
Total unallocated provisions	-	-	-	-	-	-	-	(233)
At March 31, 2012:
Allocated	4,203	2,960	308	1,143	419	53	14	9,100
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$4,203	$2,960	$308	$1,143	$419	$53	$14	$9,100

Allowance for Loan Losses and Loans Receivable at March 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$14,846	$6,647	$498	$1,241	$963	$-	$-	$24,195
Loans collectively evaluated for impairment	494,064	493,739	6,823	25,767	66,516	10,555	4,341	1,101,805
Total originated and purchased loans	508,910	500,386	7,321	27,008	67,479	10,555	4,341	1,126,000
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	1,253	315	4,652	-	-	-	6,220
Other acquired loans individually evaluated for impairment	412	2,129	935	2,477	551	470	-	6,974
Loans collectively evaluated for impairment	1,325	123,424	4,906	42,176	14,319	16,425	139	202,714
Total loans acquired at fair value	1,737	126,806	6,156	49,305	14,870	16,895	139	215,908
Total loans	$510,647	$627,192	$13,477	$76,313	$82,349	$27,450	$4,480	1,341,908
Unamortized yield adjustments								(943)
Loans receivable								$1,340,965

Allowance for Loan Losses and Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$1,240	$424	$-	$-	$105	$-	$-	$1,769
Loans collectively evaluated for impairment	3,330	2,594	264	223	278	34	13	6,736
Allowance for loan losses on originated and purchased loans	4,570	3,018	264	223	383	34	13	8,505
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	59	-	-	-	59
Other acquired loans individually evaluated for impairment	-	243	-	717	22	-	-	982
Loans collectively evaluated for impairment	2	182	13	311	42	20	1	571
Allowance for loan losses on loans acquired at fair value	2	425	13	1,087	64	20	1	1,612
Total allowance for loan losses	$4,572	$3,443	$277	$1,310	$447	$54	$14	$10,117

Allowance for Loan Losses and Loans Receivable at June 30, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$16,383	$7,979	$507	$1,068	$880	$25	$-	$26,842
Loans collectively evaluated for impairment	544,514	330,871	11,737	23,432	75,827	10,016	3,840	1,000,237
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	1,513	480	6,446	-	-	-	8,439
Other acquired loans individually evaluated for impairment	417	3,066	935	1,288	850	168	-	6,724
Loans collectively evaluated for impairment	1,532	141,505	6,633	56,180	18,275	19,321	202	243,648
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	1,285,890
Unamortized yield adjustments								(1,654)
Loans receivable								$1,284,236

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at March 31, 2013 and June 30, 2012.

Credit-Rating Classification of Loans Receivable at March 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Non-classified	$491,459	$489,618	$6,823	$25,679	$66,361	$10,435	$4,315	$1,094,690
Classified:
Special mention	1,783	991	-	88	155	29	-	3,046
Substandard	15,668	9,471	498	1,241	963	91	26	27,958
Doubtful	-	306	-	-	-	-	-	306
Loss	-	-	-	-	-	-	-	-
Total classified loans	17,451	10,768	498	1,329	1,118	120	26	31,310
Total originated and purchased loans	508,910	500,386	7,321	27,008	67,479	10,555	4,341	1,126,000
Loans acquired at fair value
Non-classified	1,325	117,737	820	36,215	13,662	16,308	131	186,198
Classified:
Special mention	-	4,654	1,300	5,142	657	117	7	11,877
Substandard	412	4,415	4,036	7,859	551	470	1	17,744
Doubtful	-	-	-	89	-	-	-	89
Loss	-	-	-	-	-	-	-	-
Total classified loans	412	9,069	5,336	13,090	1,208	587	8	29,710
Total loans acquired at fair value	1,737	126,806	6,156	49,305	14,870	16,895	139	215,908
Total loans	$510,647	$627,192	$13,477	$76,313	$82,349	$27,450	$4,480	$1,341,908

Credit-Rating Classification of Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Non-classified	$542,704	$324,501	$11,588	$23,114	$75,602	$9,897	$3,837	$991,243
Classified:
Special mention	971	3,925	149	318	225	30	2	5,620
Substandard	17,222	10,099	507	1,068	880	114	1	29,891
Doubtful	-	325	-	-	-	-	-	325
Loss	-	-	-	-	-	-	-	-
Total classified loans	18,193	14,349	656	1,386	1,105	144	3	35,836
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Non-classified	1,532	132,810	5,062	48,131	18,275	19,321	196	225,327
Classified:
Special mention	-	5,791	1,571	7,314	-	-	1	14,677
Substandard	417	7,483	1,415	7,902	850	168	5	18,240
Doubtful	-	-	-	567	-	-	-	567
Loss	-	-	-	-	-	-	-	-
Total classified loans	417	13,274	2,986	15,783	850	168	6	33,484
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	$1,285,890

Contractual Payment Status of Loans Receivable at March 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Current	$493,759	$493,543	$6,823	$25,705	$67,238	$10,284	$4,232	$1,101,584
Past due:
30-59 days	2,254	392	-	140	143	271	73	3,273
60-89 days	1,646	2,095	-	38	-	-	10	3,789
90+ days	11,251	4,356	498	1,125	98	-	26	17,354
Total past due	15,151	6,843	498	1,303	241	271	109	24,416
Total originated and purchased loans	508,910	500,386	7,321	27,008	67,479	10,555	4,341	1,126,000
Loans acquired at fair value
Current	1,325	120,285	4,460	43,875	12,563	16,751	129	199,388
Past due:
30-59 days	-	1,880	-	1,542	1,463	26	2	4,913
60-89 days	-	2,723	-	1,275	605	118	8	4,729
90+ days	412	1,918	1,696	2,613	239	-	-	6,878
Total past due	412	6,521	1,696	5,430	2,307	144	10	16,520
Total loans acquired at fair value	1,737	126,806	6,156	49,305	14,870	16,895	139	215,908
Total loans	$510,647	$627,192	$13,477	$76,313	$82,349	$27,450	$4,480	$1,341,908

Contractual Payment Status of Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Current	$544,772	$332,541	$11,487	$23,319	$76,366	$10,016	$3,806	$1,002,307
Past due:
30-59 days	3,254	27	-	113	144	-	11	3,549
60-89 days	476	275	250	-	38	-	22	1,061
90+ days	12,395	6,007	507	1,068	159	25	1	20,162
Total past due	16,125	6,309	757	1,181	341	25	34	24,772
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Current	1,532	142,439	6,797	56,887	17,895	19,250	183	244,983
Past due:
30-59 days	-	-	-	2,708	704	71	13	3,496
60-89 days	-	218	-	1,188	-	-	1	1,407
90+ days	417	3,427	1,251	3,131	526	168	5	8,925
Total past due	417	3,645	1,251	7,027	1,230	239	19	13,828
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	$1,285,890

The following tables present information relating to the Company’s nonperforming and impaired loans at March 31, 2013 and June 30, 2012.  Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable at March 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Performing	$496,925	$493,835	$6,823	$25,767	$67,306	$10,555	$4,315	$1,105,526
Nonperforming:
90+ days past due and accruing	-	-	-	-	-	-	-	-
Nonaccrual	11,985	6,551	498	1,241	173	-	26	20,474
Total nonperforming	11,985	6,551	498	1,241	173	-	26	20,474
Total originated and purchased loans	508,910	500,386	7,321	27,008	67,479	10,555	4,341	1,126,000
Loans acquired at fair value
Performing	1,325	124,888	4,460	46,180	14,631	16,425	139	208,048
Nonperforming:
90+ days past due and accruing	-	-	445	-	-	-	-	445
Nonaccrual	412	1,918	1,251	3,125	239	470	-	7,415
Total nonperforming	412	1,918	1,696	3,125	239	470	-	7,860
Total loans acquired at fair value	1,737	126,806	6,156	49,305	14,870	16,895	139	215,908
Total loans	$510,647	$627,192	$13,477	$76,313	$82,349	$27,450	$4,480	$1,341,908

Performance Status of Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Originated and purchased loans
Performing	$546,397	$330,871	$11,737	$23,432	$76,249	$10,016	$3,839	$1,002,541
Nonperforming:
90+ days past due and accruing	-	-	-	-	-	-	-	-
Nonaccrual	14,500	7,979	507	1,068	458	25	1	24,538
Total nonperforming	14,500	7,979	507	1,068	458	25	1	24,538
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Performing	1,532	142,657	6,797	60,748	18,599	19,321	197	249,851
Nonperforming:
90+ days past due and accruing	-	398	-	293	-	-	-	691
Nonaccrual	417	3,029	1,251	2,873	526	168	5	8,269
Total nonperforming	417	3,427	1,251	3,166	526	168	5	8,960
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	$1,285,890

Impairment Status of Loans Receivable at March 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$494,064	$493,739	$6,823	$25,767	$66,516	$10,555	$4,341	$1,101,805
Impaired loans:
Impaired loans with no allowance for impairment	11,751	4,676	498	1,241	843	-	-	19,009
Impaired loans with allowance for impairment:
Unpaid principal balance	3,095	1,971	-	-	120	-	-	5,186
Allowance for impairment	(687)	(472)	-	-	(111)	-	-	(1,270)
Balance of impaired loans net of allowance for impairment	2,408	1,499	-	-	9	-	-	3,916
Total impaired loans, excluding allowance	14,846	6,647	498	1,241	963	-	-	24,195
Total originated and purchased loans	508,910	500,386	7,321	27,008	67,479	10,555	4,341	1,126,000
Loans acquired at fair value
Non-impaired loans	1,325	123,424	4,906	42,176	14,319	16,425	139	202,714
Impaired loans:
Impaired loans with no allowance for impairment	412	2,858	1,250	5,572	551	470	-	11,113
Impaired loans with allowance for impairment:
Unpaid principal balance	-	524	-	1,557	-	-	-	2,081
Allowance for impairment	-	(11)	-	(1,133)	-	-	-	(1,144)
Balance of impaired loans net of allowance for impairment	-	513	-	424	-	-	-	937
Total impaired loans, excluding allowance	412	3,382	1,250	7,129	551	470	-	13,194
Total loans acquired at fair value	1,737	126,806	6,156	49,305	14,870	16,895	139	215,908
Total loans	$510,647	$627,192	$13,477	$76,313	$82,349	$27,450	$4,480	$1,341,908

Impairment Status of Loans Receivable at March 31, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$20,443	$7,212	$525	$1,280	$1,055	$-	$-	$30,515
Loans acquired at fair value	417	4,089	1,763	9,949	558	470	-	17,246
Total impaired loans	$20,860	$11,301	$2,288	$11,229	$1,613	$470	$-	$47,761

For the three months ended March 31, 2013
Average balance of impaired loans	$16,181	$11,522	$1,753	$8,760	$1,641	$118	$-	$39,975
Interest earned on impaired loans	$46	$34	$-	$137	$16	$2	$-	$235

For the nine months ended March 31, 2013
Average balance of impaired loans	$16,218	$11,994	$1,789	$8,889	$1,716	$73	$-	$40,679
Interest earned on impaired loans	$132	$83	$-	$395	$46	$2	$-	$658

For the three months ended March 31, 2012
Average balance of impaired loans	$17,886	$11,144	$1,920	$9,718	$1,738	$152	$-	$42,558
Interest earned on impaired loans	$16	$29	$-	$75	$5	$-	$-	$125

For the nine months ended March 31, 2012
Average balance of impaired loans	$17,850	$10,997	$1,903	$10,836	$1,197	$155	$-	$42,938
Interest earned on impaired loans	$576	$91	$-	$226	$22	$-	$-	$915

Impairment Status of Loans Receivable at June 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$544,514	$330,871	$11,737	$23,432	$75,827	$10,016	$3,840	$1,000,237
Impaired loans:
Impaired loans with no allowance for impairment	10,779	6,007	507	1,068	755	25	-	19,141
Impaired loans with allowance for impairment:
Unpaid principal balance	5,604	1,972	-	-	125	-	-	7,701
Allowance for impairment	(1,240)	(424)	-	-	(105)	-	-	(1,769)
Balance of impaired loans net of allowance for impairment	4,364	1,548	-	-	20	-	-	5,932
Total impaired loans, excluding allowance	16,383	7,979	507	1,068	880	25	-	26,842
Total originated and purchased loans	560,897	338,850	12,244	24,500	76,707	10,041	3,840	1,027,079
Loans acquired at fair value
Non-impaired loans	1,532	141,505	6,633	56,180	18,275	19,321	202	243,648
Impaired loans:
Impaired loans with no allowance for impairment	417	3,115	1,415	6,849	786	168	-	12,750
Impaired loans with allowance for impairment:
Unpaid principal balance	-	1,464	-	885	64	-	-	2,413
Allowance for impairment	-	(243)	-	(776)	(22)	-	-	(1,041)
Balance of impaired loans net of allowance for impairment	-	1,221	-	109	42	-	-	1,372
Total impaired loans, excluding allowance	417	4,579	1,415	7,734	850	168	-	15,163
Total loans acquired at fair value	1,949	146,084	8,048	63,914	19,125	19,489	202	258,811
Total loans	$562,846	$484,934	$20,292	$88,414	$95,832	$29,530	$4,042	$1,285,890

Impairment Status of Loans Receivable at June 30, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$21,995	$8,124	$525	$1,105	$903	$25	$-	$32,677
Loans acquired at fair value	417	5,090	1,960	10,937	869	168	-	19,441
Total impaired loans	$22,412	$13,214	$2,485	$12,042	$1,772	$193	$-	$52,118

All impaired loans are reviewed individually for impairment in accordance with the Company’s allowance for loan loss calculation methodology described earlier. The Company has identified a total of $30.1 million of impaired loans for which no allowance for impairment was recognized at March 31, 2013.  As highlighted in the table above, approximately $11.1 million of these loans were originally acquired through business combinations.  Any impairment identified at the time of acquisition relating to these loans was reflected as an adjustment to their fair value at that time.

The remaining $19.0 million of loans reported as impaired with no allowance for impairment represent those originated or purchased in the secondary market by the Company.  These loans reflect, in part, the Company’s practice of identifying all “non-homogeneous” loans on nonaccrual status as impaired in acknowledgment of the probable non-receipt of interest accrued in accordance with the loans’ contractual terms.  Despite the nonaccrual and impaired statuses, however, the individual analyses performed on these loans indicate that no additional impairment charge is necessary.  Such loans also include loans for which previously identified impairments have been fully charged off.

The Company’s loans reported above as impaired with no allowance for impairment are primarily secured by real estate and, to a lesser degree, other forms of collateral.  As noted earlier, the impairment analyses performed on these loans generally utilize the fair value of the securing collateral, less certain estimated selling costs, as a measurement proxy for the fair value of the loan as a practical expedient.  Based upon that assumption, at March 31, 2013 the Company would expect to recover the net carrying value of its loans identified as impaired without allowance for impairment through the liquidation of the collateral.  However, continued deterioration in real estate values could result in the identification of impairment in the future attributable to these loans resulting in additional provisions to the allowance for loan losses.

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

The following table presents information regarding the restructuring of the Company’s troubled debts during the three and nine months ended March 31, 2013 and March 31, 2012 and any defaults during those periods of TDRs that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable at March 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(in Thousands)
Troubled debt restructuring activity for the three months ended March 31, 2013
Originated and purchased loans
Number of loans	1	-	-	-	1	-	-	2
Pre-modification outstanding recorded investment	$113	$-	$-	$-	$77	$-	$-	$190
Post-modification outstanding recorded investment	121	-	-	-	70	-	-	191
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	7	-	-	7
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	-
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	-	-	-	-
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable at March 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(in Thousands)
Troubled debt restructuring activity for the nine months ended March 31, 2013
Originated and purchased loans
Number of loans	3	-	-	-	2	-	-	5
Pre-modification outstanding recorded investment	$444	$-	$-	$-	$176	$-	$-	$620
Post-modification outstanding recorded investment	390	-	-	-	164	-	-	554
Charge offs against the allowance for loan loss for impairment recognized at modification	63	-	-	-	14	-	-	77
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	-
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	-	-	-	-
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable at March 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(in Thousands)
Troubled debt restructuring activity for the three months ended March 31, 2012
Originated and purchased loans
Number of loans	4	1	-	-	3	-	-	8
Pre-modification outstanding recorded investment	$694	$1,691	$-	$-	$305	$-	$-	$2,690
Post-modification outstanding recorded investment	612	1,691	-	-	280	-	-	2,583
Charge offs against the allowance for loan loss for impairment recognized at modification	102	-	-	-	29	-	-	131
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	-
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	-	-	-	-
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable at March 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Troubled debt restructuring activity for the nine months ended March 31, 2012
Originated and purchased loans
Number of loans	14	1	-	-	6	-	-	21
Pre-modification outstanding recorded investment	$3,125	$1,691	$-	$-	$741	$-	$-	$5,557
Post-modification outstanding recorded investment	2,988	1,691	-	-	676	-	-	5,355
Charge offs against the allowance for loan loss for impairment recognized at modification	300	-	-	-	69	-	-	369
Loans acquired at fair value
Number of loans	-	-	-	-	2	-	-	2
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$340	$-	$-	$340
Post-modification outstanding recorded investment	-	-	-	-	284	-	-	284
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	57	-	-	57
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

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

11.  BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

Service cost	$58	$39	$173	$116
Interest cost	77	85	232	256
Amortization of unrecognized past service
liability	12	16	36	48
Amortization of unrecognized net actuarial
loss (gain)	13	(6)	40	(19)

Net periodic benefit expense	$160	$134	$481	$401

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

The assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At March 31, 2013:
Debt securities available for sale:

U.S. agency securities	$-	$5,423	$-	$5,423
Obligations of state and political subdivisions	-	54,886	-	54,886
Asset-backed securities	-	10,200	-	10,200
Corporate bonds	-	59,927	-	59,927
Trust preferred securities	-	6,342	1,000	7,342
Total debt securities	-	136,778	1,000	137,778

Mortgage-backed securities available for sale:

Collateralized mortgage obligations:
Federal National Mortgage Association	-	16,945	-	16,945
Mortgage pass-through securities:
Government National Mortgage Association	-	6,835	-	6,835
Federal Home Loan Mortgage Corporation	-	287,942	-	287,942
Federal National Mortgage Association	-	470,557	-	470,557
Total mortgage-backed securities	-	782,279	-	782,279

Total securities available for sale	$-	$919,057	$1,000	$920,057

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2012:
Debt securities available for sale:

Trust preferred securities	$-	$5,713	$1,000	$6,713
U.S. agency securities	-	5,889	-	5,889
Total debt securities	-	11,602	1,000	12,602

Mortgage-backed securities available for sale:

Collateralized mortgage obligations:
Federal National Mortgage Association	-	2,523	-	2,523
Mortgage pass-through securities:
Government National Mortgage Association	-	11,690	-	11,690
Federal Home Loan Mortgage Corporation	-	460,509	-	460,509
Federal National Mortgage Association	-	755,382	-	755,382
Total mortgage-backed securities	-	1,230,104	-	1,230,104

Total securities available for sale	$-	$1,241,706	$1,000	$1,242,706

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

The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs.  It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028.  Generally management has been unable to obtain a market quote due to a lack of trading activity for this security.  Consequently, the security’s fair value as reported at March 31, 2013 and June 30, 2012 is based upon the present value of its expected future cash flows assuming the security continues to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

For the nine months ended March 31, 2013, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis.  For that same period, there were no transfers of assets or liabilities within the fair valuation measurement hierarchy between Level 1 and Level 2 inputs.

The assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At March 31, 2013
Impaired loans	$-	$-	$14,771	$14,771
Real estate owned	-	-	1,634	1,634

At June 30, 2012
Impaired loans	$-	$-	$14,026	$14,026
Real estate owned	-	-	3,129	3,129

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
At March 31, 2013	(In Thousands)
Impaired loans	$14,771	Market valuation of underlying collateral (1)	Direct disposal costs (3)	6% - 10%
Real estate owned	$1,634	Market valuation property (2)	Direct disposal costs (3)	6% - 10%

At June 30, 2012
Impaired loans	$14,026	Market valuation of underlying collateral (1)	Direct disposal costs (3)	6% - 10%
Real estate owned	$3,129	Market valuation property (2)	Direct disposal costs (3)	6% - 10%
__________________________________

(1)	The fair value basis of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
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

At March 31, 2013, impaired loans valued using Level 3 inputs comprised loans with carrying values totaling $17.2 million and valuation allowances of $2.4 million reflecting fair values of $14.8 million.  By comparison, at June 30, 2012, impaired loans valued using Level 3 inputs comprised loans with carrying values totaling $16.8 million and valuation allowances of $2.8 million reflecting fair values of $14.0 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At March 31, 2013, real estate owned whose carrying value was written down utilizing Level 3 inputs during the first nine months of fiscal 2013 included two properties with fair values totaling $1.6 million.  By comparison, at June 30, 2012 real estate owned whose carrying value was written down utilizing Level 3 inputs during fiscal 2012 included five properties with fair values totaling $3.1 million.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at March 31, 2013 and June 30, 2012:

Cash and Cash Equivalents, Interest Receivable and Interest Payable.  The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities.  See the discussion presented on Page 59 concerning assets measured at fair value on a recurring basis.

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

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented on Page 89.

The carrying amounts and estimated fair values of financial instruments are as follows:

	Carrying Amount and Fair Value Measurements at March 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Financial assets:
Cash and cash equivalents	$209,899	$209,899	$209,899	$-	$-
Securities available for sale	137,778	137,778	-	136,778	1,000
Securities held to maturity	146,892	146,686	-	146,686	-
Loans receivable	1,330,207	1,359,320	-	-	1,359,320
Mortgage-backed securities available for sale	782,279	782,279	-	782,279	-
Mortgage-backed securities held to maturity	881	942	-	942	-
FHLB stock	11,214	11,214	-	-	11,214
Interest receivable	7,549	7,549	7,549	-	-

Financial liabilities:
Deposits (A)	2,153,001	2,160,099	1,145,616	-	1,014,483
Borrowings	183,206	202,076	-	-	202,076
Interest payable on borrowings	724	724	724	-	-

(A)	Includes accrued interest payable on deposits of $42,056 at March 31, 2013.

	Carrying Amount and Fair Value Measurements at June 30, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Financial assets:
Cash and cash equivalents	$155,584	$155,584	$155,584	$-	$-
Securities available for sale	12,602	12,602	-	11,602	1,000
Securities held to maturity	34,662	34,838	-	34,838	-
Loans receivable	1,274,119	1,307,948	-	-	1,307,948
Mortgage-backed securities available for sale	1,230,104	1,230,104	-	1,230,104	-
Mortgage-backed securities held to maturity	1,090	1,159	-	1,159	-
FHLB stock	14,142	14,142	-	-	14,142
Interest receivable	8,395	8,395	8,395	-	-

Financial liabilities:
Deposits (A)	2,171,797	2,182,098	1,066,870	-	1,115,228
Borrowings	249,777	278,296	-	-	278,296
Interest payable on borrowings	967	967	967	-	-

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include certain forward-looking statements based on current management expectations.  Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms.  The actual results of the Company could differ materially from those management expectations.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities.  Additional potential factors include changes in interest rates, deposit flows, cost of funds, demand for loan products and financial services, competition, changes in the quality or composition of loan and investment portfolios of the Company.  Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.  Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

Restructuring Transaction

During the two month period ended April 30, 2013, the Company successfully completed a series of balance sheet restructuring transactions that are expected to result in improvements in the financial position and expected operating results of the Company and the Bank.  The Company expects such improvements to be reflected in an expanded net interest margin resulting in an immediate improvement in net interest income and earnings.

Through these restructuring transactions, the Company reduced its concentration in agency mortgage-backed securities (“MBS”) in favor of other investment sectors within the portfolio.  As a result, the Company reduced its exposure to residential mortgage prepayment and extension risk while enhancing the overall yield of the investment portfolio and providing some additional protection to earnings against potential movements in market interest rates.  Gains recognized through the sale of MBS enabled the Company to fully offset the costs of prepaying a portion of its high-rate Federal Home Loan Bank (“FHLB”) advances.  Additionally, the Company modified the terms of its remaining high-rate FHLB advances to a lower interest rate while extending the duration of the modified funding to better protect against potential increases in interest rates in the future.

The restructuring was initiated by the Company in March 2013 and completed during April 2013.  Consequently, only a portion of the applicable transactions were completed by the close of the Company’s third quarter ended March 31, 2013, with the remaining transactions being reflected in the Company’s financial results for the quarter and fiscal-year ending June 30, 2013.

Given the effects of the restructuring, the Company continues to maintain high levels of on-balance sheet liquidity while the sensitivity of its Economic Value of Equity (“EVE”) to movements in interest rates - a key measure of long-term exposure to interest rate risk – remains substantially unchanged.  Moreover, the Company is evaluating additional opportunities to utilize capital through effective deployment of wholesale growth and diversification strategies designed to improve earnings further while prudently managing its exposure to interest rate, credit and liquidity risk.

Additional information regarding the noted restructuring transaction is presented in Note 5 to the consolidated financial statements.

Comparison of Financial Condition at March 31, 2013 and June 30, 2012

General.  Total assets decreased by $70.5 million to $2.87 billion at March 31, 2013 from $2.94 billion at June 30, 2012.  The decrease in total assets was primarily reflected in the decline in the balance of mortgage-backed securities that was partially offset by an increase in the balances of loans, debt securities, cash and cash equivalents and bank-owned life insurance.  The net decrease in total assets was complemented by a decrease in the balances of deposits and borrowings as well as a decline in the balance of total stockholders’ equity.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, increased by $54.3 million to $209.9 million at March 31, 2013 from $155.6 million at June 30, 2012.  The increase in the balance was largely attributable to cash inflows arising from the sale of investment securities in conjunction with the restructuring transaction noted earlier.  As discussed below, a portion of the cash inflows from such sales were redeployed into the investment portfolio or used to prepay selected borrowings by March 31, 2013.  However, a portion of such proceeds remained in cash and cash equivalents as of that date pending their redeployment into additional investment securities during the following quarter.

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

Debt Securities Available for Sale.  Debt securities classified as available for sale increased by $125.2 million to $137.8 million at March 31, 2013 from $12.6 million at June 30, 2012.  The net increase primarily reflected purchases of securities during the most recent quarter ended March 31, 2013.  Non-mortgage-backed securities purchased during the current period were primarily acquired in conjunction with the restructuring transaction noted earlier.  As previously discussed, such securities included corporate and municipal obligations as well as asset-backed securities collateralized by government guaranteed student loans.  The Company expects that diversification of its investments into these sectors will enable it to enhance earnings and more effectively manage the business risks inherent in its investment portfolio and overall balance sheet.

The increase in the portfolio also reflected an overall decrease in the net unrealized loss within the portfolio that was partially offset by the repayment of amortizing securities during the first nine months of fiscal 2013.  The net unrealized loss for this portfolio decreased by $211,000 to $1.8 million at March 31, 2013 from $2.0 million at June 30, 2012.  The decrease in the net unrealized loss was primarily attributable to an increase in the fair value of the Company’s investment in single issuer, trust preferred securities whose unrealized losses decreased by $623,000 to $1.5 million at March 31, 2013 from $2.2 million at June 30, 2012.  The decline in the unrealized loss in these securities was partially offset by additional unrealized losses within other segments of the portfolio.

 Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at March 31, 2013.

Additional information regarding debt securities available for sale at March 31, 2013 is presented in Note 7 and Note 9 to consolidated financial statements.

Debt Securities Held to Maturity.  Debt securities classified as held to maturity increased by $112.2 million to $146.9 million at March 31, 2013 from $34.7 million at June 30, 2012.  The net increase in the balance of the portfolio primarily reflected the purchase of U.S. agency debentures, separate from the restructuring transaction noted earlier, that were partially offset by the repayment of such securities upon being called by the issuers prior to their maturities.  At March 31, 2013, the held to maturity debt securities portfolio primarily included U.S. agency debentures maturing within one to five years.  Debt securities held to maturity at March 31, 2013 also included a nominal balance of short term municipal obligations that generally mature within one year.  As noted earlier, these securities represent short term, bond anticipation notes (“BANs”) issued by New Jersey municipalities with whom the Bank also maintains deposit relationships.

Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at March 31, 2013.

Additional information regarding debt securities held to maturity at March 31, 2013 is presented in Note 8 and Note 9 to the consolidated financial statements.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $56.1 million to $1.33 billion at March 31, 2013 from $1.27 billion at June 30, 2012.  The increase in net loans receivable was primarily attributable to new loan acquisitions outpacing loan repayments during the first nine months of fiscal 2013.

Residential mortgage loans, including home equity loans and lines of credit, decreased by $67.8 million to $620.4 million at March 31, 2013 from $688.2 million at June 30, 2012.  The components of the aggregate decrease included a net reduction in the balance of one-to-four family first mortgage loans of $52.2 million to $510.6 million at March 31, 2013 from $562.8 million at June 30, 2012 as well as a net reduction in the balance of home equity loans of $13.5 million to $82.3 million from $95.8 million for those same comparative periods.  Additionally, the balance of home equity lines of credit decreased by $2.1 million to $27.4 million at March 31, 2013 from $29.5 million at June 30, 2012.

The aggregate decline in the residential mortgage loan portfolio for the nine months ended March 31, 2013 continues to reflect a diminished level of “new purchase” loan demand resulting from a weak economy and lower real estate values.  The decline in the outstanding balance of the portfolio was exacerbated by accelerating refinancing activity resulting primarily from longer-term mortgage rates falling to new historical lows during the quarter.  Such declines in mortgage rates were largely attributable to the Federal Reserve’s efforts to stimulate the economy by driving longer term interest rates lower through quantitative easing.  Through this policy, the Federal Reserve has continued to aggressively purchase mortgage-backed securities in the open market thereby driving the yield on such securities, and their underlying mortgage loans, to historical lows.

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

In total, residential mortgage loan origination and purchase volume for the nine months ended March 31, 2013 was $49.0 million and $9.7 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $19.0 million for that same period.

Commercial loans, in aggregate, increased by $130.2 million to $703.5 million at March 31, 2013 from $573.3 million at June 30, 2012.  The components of the aggregate increase included an increase in commercial mortgage loans totaling $142.3 million that was partially offset by a decline in commercial business loans of $12.1 million.  The ending balances of commercial mortgage loans and commercial business loans at March 31, 2013 were $627.2 million and $76.3 million, respectively.  Commercial loan origination volume for the first nine months of fiscal 2013 totaled $220.8 million comprising $202.3 million and $18.5 million of commercial mortgage and commercial business loans originations, respectively.  No commercial loans were acquired through purchase of participations during the nine months ended March 31, 2013.

The outstanding balance of construction loans, net of loans-in-process, decreased by $6.8 million to $13.5 million at March 31, 2013 from $20.3 million at June 30, 2012.  Construction loan disbursements for the first nine months of fiscal 2013 totaled $2.1 million.

Finally, other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased $438,000 to $4.5 million at March 31, 2013 from $4.0 million at June 30, 2012.  Other loan originations for the first nine months of fiscal 2013 totaled approximately $1.5 million.

Nonperforming Loans.  At March 31, 2013, nonperforming loans decreased by $5.2 million to $28.3 million or 2.11% of total loans from $33.5 million or 2.61% of total loans as of June 30, 2012.  The balance of nonperforming loans at March 31, 2013 included $27.9 million of “nonaccrual” loans and $445,000 of loans reported as “over 90 days past due and accruing”.  By comparison, nonperforming loans at June 30, 2012 included $32.8 million and $691,000 of “nonaccrual” loans and loans reported as “over 90 days past due and accruing”, respectively.

The composition of nonperforming loans at March 31, 2013 continued to include a disproportionate balance of residential mortgage loans originally acquired from Countrywide Home Loans, Inc. (“Countrywide”) which continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP (“BOA”).  In total, nonperforming Countrywide loans included 37 loans totaling $10.3 million or 36.3% of total nonperforming loans at March 31, 2013.  As of that same date, the Company owned a total of 96 residential mortgage loans with an aggregate outstanding balance of $42.7 million that were originally acquired from Countrywide.  Of these loans, an additional seven loans totaling $2.6 million are 30-89 days past due and are in various stages of collection.

Including the Countrywide loans noted above, nonperforming residential first mortgage loans at March 31, 2013 included a total of 48 nonaccrual mortgage loans with aggregate outstanding balances of $12.4 million.

As of that same date, nonperforming loans also included a total of nine nonaccrual home equity loans totaling $412,000 and one home equity line of credit totaling $470,000 reported as nonperforming as of that date.

A total of five nonaccrual construction loans with an aggregate outstanding balance of $1.8 million were reported as nonperforming at March 31, 2013 while one additional construction loan with an outstanding balance of $445,000 was reported as over 90 days past due and accruing.

Nonperforming commercial mortgage loans at March 31, 2013 included 19 nonaccrual loans with aggregate outstanding balances totaling $8.5 million.

Commercial business loans reported as nonperforming at March 31, 2013 included 31 nonaccrual loans totaling $4.4 million.

Finally, nonperforming loans at March 31, 2013 included two nonaccrual consumer loans totaling $26,000.

Allowance for Loan Losses.  During the nine months ended March 31, 2013, the balance of the allowance for loan losses increased by approximately $641,000 to $10.8 million or 0.80% of total loans at March 31, 2013 from $10.1 million or 0.79% of total loans at June 30, 2012.  The increase resulted from provisions of $3,139,000 during the nine months ended March 31, 2013 that were partially offset by charge offs, net of recoveries, totaling approximately $2,498,000.

With regard to loans individually evaluated for impairment, the balance of the Company’s allowance for loan losses attributable to such loans decreased by $396,000 to $2.4 million at March 31, 2013 from $2.8 million at June 30, 2012.  The balance at March 31, 2013 reflected the allowance for impairment identified on $7.3 million of impaired loans while an additional $30.1 million of impaired loans had no allowance for impairment as of that date.  By comparison, the balance of the allowance at June 30, 2012 reflected the impairment identified on $10.1 million of impaired loans while an additional $31.9 million of impaired loans had no impairment as of that date. The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of the Company’s allowance for loan losses attributable to such loans increased by $1,037,000 to $8.3 million at March 31, 2013 from $7.3 million at June 30, 2012.  The increase in the balance of this portion of the allowance partly reflected the additional allowance attributable to an overall increase of $60.6 million in the non-impaired portion of the loan portfolio.  This increase in the allowance also reflected changes in the Company’s historical and environmental loss factors made in accordance with its allowance for loan loss calculation methodology as discussed earlier.

Specifically, the Company’s loan portfolio experienced a net annualized average charge-off rate of 26 basis points during the nine months ended March 31, 2013 representing a decrease of 33 basis points from the 59 basis points of charge offs reported for fiscal 2012.  The historical loss factors used in the Company’s allowance for loan loss calculation methodology were updated to reflect the effect of these charge offs on the average annualized historical charge off rates by loan segment over the two year look-back period used by that methodology.  Such updates, in conjunction with the change in the balance of the unimpaired portion of the loan portfolio, resulted in a net decrease of $114,000 in the applicable portion of the allowance to $2,174,000 as of March 31, 2013 compared to $2,288,000 at June 30, 2012.

Regarding environmental loss factors, changes to such factors during the nine months ended March 31, 2013 primarily reflected increases to those factors applicable to the Company’s acquired loans.  All such loans were initially recorded at fair value at acquisition reflecting any impairment identified on such loans at that time.  In general, the aggregate level of realized losses on the acquired impaired loans has not exceeded the level of impairment originally ascribed to the loans at the time of acquisition.  However, the Company has identified and recognized some degree of “post-acquisition” impairment and charge offs attributable to acquired loans that were performing at the time of acquisition.  While the level of this “post-acquisition” impairment has generally been limited, the Company considers such losses in developing the environmental loss factors used to calculate the required allowance applicable to the non-impaired portion of its acquired loan portfolio.  In recognition of these considerations, the Company has modified the following environmental loss factors applicable to the acquired loans during the nine months ended March 31, 2013 from those levels that were in effect at June 30, 2012:

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

Given their prior acquisition at fair value, the environmental loss factors established for the loans acquired though business combinations generally reflect a comparatively lower level of risk than those applicable to the remaining portfolio.  In accordance with the methodology described earlier, the Company has assigned the risk values to the three environmental loss factors noted above resulting in a reported number of basis points of allowance being allocated to the applicable loans at March 31, 2013.  The level of environmental loss factors attributable to these loans will continue to be monitored and adjusted to reflect the Company’s best judgment as to the level of incurred losses on the acquired loans that are collectively evaluated for impairment.

  In conjunction with the net changes to the outstanding balance of the applicable loans, the increase in the environmental loss factors during the nine months ended March 31, 2013 resulted in a net increase of $1,150,000 in the applicable valuation allowances to $6,169,000 at March 31, 2013 from $5,019,000 at June 30, 2012.

The tables on the following pages present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at March 31, 2013, and June 30, 2012.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at March 31, 2013
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
Residential mortgage loans
Originated	0.08%	0.30%	0.38%
Purchased	2.63%	0.75%	3.38%
Acquired in merger	0.15%	0.21%	0.36%
Home equity loans
Originated	0.15%	0.36%	0.51%
Acquired in merger	0.30%	0.21%	0.51%
Home equity lines of credit
Originated	0.00%	0.36%	0.36%
Acquired in merger	0.00%	0.21%	0.21%
Construction loans
1-4 family
Originated	0.57%	0.72%	1.29%
Acquired in merger	0.00%	0.21%	0.21%
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.21%	0.21%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.21%	0.21%
Commercial mortgage loans
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.21%	0.21%
Nonresidential
Originated	0.05%	0.72%	0.77%
Acquired in merger	0.09%	0.21%	0.30%
Commercial business loans
Secured (1-4 family)
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.21%	0.21%
Secured (Other)
Originated	0.01%	0.72%	0.73%
Acquired in merger	0.15%	0.21%	0.36%
Unsecured
Originated	0.00%	0.57%	0.57%
Acquired in merger	0.00%	0.15%	0.15%

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at March 31, 2013 (continued)
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
SBA 7A
Originated	0.00%	0.72%	0.72%
Acquired in merger	1.41%	0.21%	1.62%
SBA Express
Originated	0.00%	0.72%	0.72%
Acquired in merger	1.52%	0.21%	1.73%
SBA Line of Credit
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.21%	0.21%
SBA Other
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.21%	0.21%
Other consumer loans (1)	-	-	-
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

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale, including agency pass-through securities and agency CMOs, decreased by $477.8 million to $782.3 million at March 31, 2013 from $1.23 billion at June 30, 2012.  The net decrease primarily reflected the sale of securities, cash repayment of principal, net of discount accretion and premium amortization coupled with a net decrease in the unrealized gain on the portfolio.  These decreases in the portfolio were partially offset by purchases of securities during the period.

Securities sold from this segment of the portfolio included $330.0 million of mortgage-backed securities sold in conjunction with the restructuring transaction noted earlier.  Such sales resulted in the recognition of sale gains totaling approximately $9.1 million during the quarter ended March 31, 2013.  These sales were augmented by the sale of an additional $70.7 million of securities earlier in the year through which $1.1 million of additional net sale gains were recognized.  The recognition of these gains contributed to the decline in the net unrealized gains within the portfolio which decreased by $17.4 million to $24.4 million at March 31, 2013 from $41.7 million at June 30, 2012.

The purchases of the mortgage-backed securities during the nine months ended March 31, 2013 were comprised of agency, fixed-rate, pass-through securities and CMOs with maturities ranging from 10 through 30 years totaling $262.3 million.  Such securities included MBS secured by residential mortgage loans as well as commercial MBS secured by multifamily mortgage loans.  Residential MBS purchases included 30 year, fixed-rate agency pass-through securities totaling $22.9 million that are eligible to meet the Community Reinvestment Act investment test.

Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at March 31, 2013.

Additional information regarding mortgage-backed securities available for sale at March 31, 2013 is presented in Note 7 and Note 9 to the consolidated financial statements.

Mortgage-backed Securities Held to Maturity.  Mortgage-backed securities held to maturity, including agency pass-through securities as well as agency and non-agency collateralized mortgage obligations, decreased $209,000 to $881,000 at March 31, 2013 from $1.1 million at June 30, 2012.  The decrease was primarily attributable to cash repayment of principal, net of discount accretion and premium amortization, coupled with the sale of two non-agency collateralized mortgage obligations whose credit quality had deteriorated below investment grade making them eligible for sale from the held to maturity portfolio. At March 31, 2013, the Company's remaining non-agency CMOs comprised eight securities totaling $115,000.

Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at March 31, 2013.

Additional information regarding mortgage-backed securities held to maturity at March 31, 2013 is presented in Note 8 and Note 9 to the consolidated financial statements.

Other Assets.  The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, bank owned life insurance, deferred income taxes and other miscellaneous assets, increased by $29.8 million to $258.6 million at March 31, 2013 from $228.8 million at June 30, 2012.  The net increase in other assets was primarily attributable to a $36.8 million increase in the Company’s balance of bank owned life insurance that was partially offset by a $2.9 million decline in its investment in FHLB stock.  The increase in bank owned life insurance partly reflected the Company’s purchase of an additional $35.0 million in policies during the quarter ended March 31, 2013 coupled with the normal growth in the cash surrender value of the applicable policies.  The decline in FHLB stock reflected a reduction in the Bank’s mandatory investment attributable to the decline in the balance of borrowings with the FHLB.  The change in the remaining categories of other assets resulted from normal operating fluctuations in such balances.

The balance of real estate owned (“REO”), included in other assets, decreased by $556,000 to $3.3 million at March 31, 2013 from $3.8 million at June 30, 2012 while the number of properties held in REO increased to nine from eight as of the same dates, respectively.  The net change in the carrying value and number of REO properties reflected the acquisition and sale of several properties during the period coupled with the cumulative write downs of properties, where applicable, to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.  Two REO properties with aggregate carrying values totaling $1.6 million were under contract for sale at March 31, 2013 with such values reflecting the net sale proceeds that the Company expects to receive based upon the terms of those contracts.

Deposits.  The balance of total deposits decreased by $18.8 million to $2.15 billion at March 31, 2013 from $2.17 billion at June 30, 2012.  The net decrease in deposit balances primarily reflected a decline in the balance of interest-bearing deposits of $32.9 million that was partially offset by an increase in non-interest-bearing deposits of $14.1 million.  The decrease in interest-bearing deposit accounts reflected a decline in certificates of deposit totaling $97.5 million which was partially offset by an increase in the balance of interest-bearing checking accounts and savings accounts of $38.4 million and $26.2 million, respectively.  The decline in the balance of certificates of deposit was largely attributable to the Company’s active management of deposit pricing during the nine months ended March 31, 2013 to support net interest rate spread and margin which continued to allow for some degree of controlled outflow of time deposits.

Borrowings.  The balance of borrowings decreased by $66.6 million to $183.2 million at March 31, 2013 from $249.8 million at June 30, 2012.  The net decrease was largely attributable to a $65.3 million decline in the balance of FHLB advances that primarily reflected the prepayment of $60.0 million of advances in conjunction with the restructuring transaction noted earlier.  The decrease in the balance also reflected the repayment of $5.0 million of maturing FHLB advances coupled with the scheduled repayments on an amortizing advance.

The decline in borrowing balances also reflected a $1.3 million decrease in the balance of customer sweep accounts to $37.2 million at March 31, 2013, from $38.5 million at June 30, 2012.  Sweep accounts are short-term borrowings representing funds that are withdrawn from a customer’s non-interest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Company.

Other Liabilities.  The balance of other liabilities increased by $28.1 million to $38.7 million at March 31, 2013 from $10.6 million at June 30, 2012.  The increase in other liabilities primarily reflected an increase in the Company’s outstanding funding obligations to securities dealers with respect to investment security purchases executed by the Company during March 2013 that settled during the following month.  Such purchases were generally executed in conjunction with the restructuring transaction noted earlier.

Stockholders’ Equity.  Stockholders’ equity decreased by $7.9 million to $483.7 million at March 31, 2013 from $491.6 million at June 30, 2012.  The decrease reflected a $10.9 million decline in accumulated other comprehensive income primarily reflecting declines in the net unrealized gains in investment securities available for sale.  The noted decrease in unrealized gains was partly attributable to the recognition of actual sale gains realized during the current year, most of which were recognized in conjunction with the restructuring transaction noted earlier.   The decrease in stockholders’ equity also reflected a $2.8 million increase in Treasury stock reflecting the Company’s repurchase of 288,200 shares of its common stock during the period at an average price of $9.83 per share.

The noted decreases were partially offset by net income of $4.6 million for the nine months ended March 31, 2013 coupled with a reduction of unearned ESOP shares for plan shares earned during the period.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012

General.  The Company reported net income of $1,744,000 for the three months ended March 31, 2013 or $0.03 per diluted share; an increase of $352,000 compared to net income of $1,392,000 or $0.02 per diluted share for the three months ended March 31, 2012.  The increase in net income between comparative quarters reflected an increase in non-interest income that was partially offset by a decrease in net interest income and increases in the provision for loan losses and non-interest expense.  In total, these factors resulted in an overall increase in pre-tax income that was augmented by a decline in the provision for income taxes.

Net Interest Income. Net interest income for the three months ended March 31, 2013 was $16.3 million, a decrease of $1.3 million from $17.7 million for the three months ended March 31, 2012.  The decrease in net interest income between the comparative periods resulted from a decrease in interest income that was partially offset by a decline in interest expense.  In general, the decrease in interest income was attributable to a decrease in the average yield on interest-earning assets coupled with a decline in their average balance.   The decrease in interest expense primarily reflected a continued decline in the cost of interest-bearing liabilities coupled with a decline in their average balance.

As a result of these factors, the Company’s net interest rate spread decreased by 16 basis points to 2.34% for the three months ended March 31, 2013 from 2.50% for the three months ended March 31, 2012.  The decrease in the net interest rate spread reflected a decline in the yield on earning assets of 43 basis points to 3.30% from 3.73% that was partially offset by a 27 basis point decrease in the cost of interest-bearing liabilities to 0.96% from 1.23% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the decrease in net interest rate spread were also reflected in the Company’s net interest margin.  Those effects were exacerbated by other factors resulting in a 20 basis point decline in the Company’s net interest margin to 2.49% for the three months ended March 31, 2013 from 2.69% for the three months ended March 31, 2012.  The additional factors resulting in the comparatively larger decline in net interest margin include the foregone interest income associated with use of earning assets to fund the Company’s purchases of bank owned life insurance and share repurchase programs.  For the three months ended March 31, 2013, the average balance of bank owned life insurance increased by $38.2 million to $63.1 million from $24.9 million for the three months ended March 31, 2012.  For those same comparative periods, the average balance of treasury stock increased by $2.4 million to $69.7 million from $67.3 million.

Interest Income. Total interest income decreased by $2.9 million to $21.6 million for the three months ended March 31, 2013 from $24.5 million for the three months ended March 31, 2012.  As noted above, the decrease in interest income reflected a 43 basis point decline in the average yield on interest earning assets to 3.30% for the quarter ended March 31, 2013 from 3.73% for the quarter ended March 31, 2012.  The effect on interest income from the decline in average yield was exacerbated by a $6.3 million decrease in the average balance of interest-earning assets to $2.62 billion from $2.63 billion for those same comparative periods.

Interest income from loans decreased $364,000 to $15.4 million for the three months ended March 31, 2013 from $15.8 million for the three months ended March 31, 2012.  The decrease in interest income on loans was attributable to a decrease in their average yield that was partially offset by an increase in their average balance.

The average yield on loans decreased by 42 basis points to 4.69% for the three months ended March 31, 2013 from 5.11% for the three months ended March 31, 2012.  The reduction in the overall yield on the Company’s loan portfolio partly reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans.  Additionally, the average yield of the newly originated loans that have provided the incremental growth in the portfolio between periods reflects the historically low interest rates prevalent in the marketplace which further reduces the overall yield of the loan portfolio.

The effect on interest income attributable to the decline in the average yield on loans was partially offset by the noted increase in their average balance.  The average balance of loans increased by $80.2 million to $1.32 billion for the three months ended March 31, 2013 from $1.24 billion for the three months ended March 31, 2012.  The reported increase in the average balance of loans reflected an aggregate increase of $154.4 million in the average balance of commercial loans to $664.0 million for the three months ended March 31, 2013 from $509.5 million for the three months ended March 31, 2012. The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

 The increase in the average balance of commercial loans was partially offset by a decline in the average balance of residential mortgage loans which decreased by $67.1 million to $635.5 million for the three months ended March 31, 2013 from $702.6 million for the three months ended March 31, 2012.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit.

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

The net increase in the average balance of loans also reflected a $7.4 million decline in the average balance of construction loans whose aggregate average balances decreased to $15.0 million for the three months ended March 31, 2013 from $22.4 million for the three months ended March 31, 2012.  For those same comparative periods, the average balance of consumer loans increased by $147,000 to $4.5 million from $4.4 million.

Interest income from mortgage-backed securities decreased $2.7 million to $5.5 million for the three months ended March 31, 2013 from $8.2 million for the three months ended March 31, 2012.  The decrease in interest income reflected decreases in both the average yield and average balance of mortgage-backed securities between comparative periods.  The average yield on mortgage-backed securities declined 38 basis points to 2.30% for the three months ended March 31, 2013 from 2.68% for the three months ended March 31, 2012.  For those same comparative periods, the average balance of these securities decreased by $267.9 million to $962.0 million from $1.23 billion.

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

The decrease in the average balance of mortgage-backed securities largely reflects principal repayments and security sales that have outpaced the level of security purchases.  Such sales include those effected in conjunction with the restructuring transaction noted earlier.

Interest income from debt securities increased by $184,000 to $462,000 for the three months ended March 31, 2013 from $278,000 for the three months ended March 31, 2012.  The increase in interest income reflected an increase in the average balance of debt securities that was partially offset by a decline in their average yield.  The average balance of these securities increased $121.4 million to $174.7 million for the three months ended March 31, 2013 from $53.3 million for the three months ended March 31, 2012.  For those same comparative periods, the average yield on debt securities decreased by 102 basis points to 1.06% from 2.08%.

The increase in the average balance of debt securities was largely attributable to a $117.4 million increase in the average balance of taxable securities to $168.3 million during the three months ended March 31, 2013 from $50.9 million for the three months ended March 31, 2012.  For those same comparative periods, the average balance of tax-exempt securities increased by $4.0 million to $6.4 million from $2.4 million.  The decrease in the average yield on debt securities reflected a decrease of 109 basis points in the yield of taxable securities to 1.03% during the three months ended March 31, 2013 from 2.12% during the three months ended March 31, 2012.  This decrease was partially offset by a 28 basis points increase in the average yield on tax-exempt securities to 1.62% from 1.34% between those same comparative periods.

The increase in the average balance in debt securities and the corresponding decline in their average yield largely reflected the effects of the restructuring transaction noted earlier.  However, the changes also reflect the reinvestment during prior periods of a portion of mortgage-backed security cash flows into this segment of the portfolio separate from that restructuring transaction.  Those earlier security purchases were generally limited to callable agency debentures with final stated maturities of five years or less.

Interest income from other interest-earning assets was stable at $205,000 for the three months ended March 31, 2013 and March 31, 2012 reflecting an increase in their average balance that was largely offset by a decrease in their average yield.  The average balance of other interest-earning assets increased by $60.1 million to $167.9 million for the three months ended March 31, 2013 from $107.8 million for the three months ended March 31, 2012.  For those same comparative periods, the average yield on other interest-earning assets decreased by 27 basis points to 0.49% from 0.76%.

The changes in the average balance and average yield on other interest-earning assets between comparative periods largely reflects the temporary accumulation of excess short-term liquidity arising from the restructuring transaction noted earlier through which proceeds from MBS sales during the current quarter were not fully redeployed by March 31, 2013.  Consequently, the Company reported an increase in the average balance of interest-earning cash which generally represents the lowest yielding asset within this category of interest-earning assets.

Interest Expense.  Total interest expense decreased $1.6 million to $5.3 million for the three months ended March 31, 2013 from $6.9 million for the three months ended March 31, 2012.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 27 basis points to 0.96% for the three months ended March 31, 2013 from 1.23% for the three months ended March 31, 2012.  The decrease in the average cost was coupled with a $32.9 million decline in the average balance of interest-bearing liabilities to $2.20 billion from $2.24 billion for the same comparative periods.

Interest expense attributed to deposits decreased $1.5 million to $3.4 million for the three months ended March 31, 2013 from $4.9 million for the three months ended March 31, 2012.  The decrease in interest expense was attributable to a decline in the average cost of deposits coupled with a decline in their average balance.

  The cost of interest-bearing deposits declined by 29 basis points to 0.69% for the three months ended March 31, 2013 from 0.98% for the three months ended March 31, 2012.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For those comparative periods, the average cost of interest-bearing checking accounts decreased by 22 basis points to 0.33% from 0.55% and the average cost of savings and club accounts decreased 13 basis points to 0.17% from 0.30% while the average cost of certificates of deposit declined 30 basis points to 1.10% from 1.40%.

The decrease in the average cost was coupled with a $21.5 million decline in the average balance of interest-bearing deposits to $1.97 billion for the three months ended March 31, 2013 from $1.99 billion for the three months ended March 31, 2012.  The reported decrease in the average balance was primarily attributable to a $100.9 million decline in the average balance of certificates of deposit to $1.02 billion for the three months ended March 31, 2013 from $1.12 billion for the three months ended March 31, 2012.  The decline in the average balance of certificates of deposit was partially offset by increases in the average balances of interest-bearing checking and savings accounts.  For the same comparative periods, the average balance of interest-bearing checking accounts increased $46.9 million to $499.6 million from $452.7 million while the average balance of savings and club accounts increased $32.5 million to $451.8 million from $419.3 million.

Interest expense attributed to borrowings decreased by $113,000 to $1.9 million for the three months ended March 31, 2013 from $2.0 million for the three months ended March 31, 2012.  The decrease in interest expense on borrowings reflected the combined effects of decreases in both their average balance and average cost.  The average balance of borrowings decreased $11.4 million to $235.3 million for the three months ended March 31, 2013 from $246.8 million for the three months ended March 31, 2012.  For those same comparative periods, the average cost of borrowings decreased by three basis points to 3.23% from 3.26%.

The decrease in the average balance of borrowings largely reflected a $12.5 million decline in the average balance of FHLB advances which decreased to $202.8 million for the three months ended March 31, 2013 from $215.3 million for the three months ended March 31, 2012.  For those same comparative periods, the average cost of FHLB advances increased two basis points to 3.66% from 3.64%.  The noted decrease in the average balance of borrowings was partially offset by a $1.1 million increase in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $32.5 million from $31.4 million whose average cost declined 13 basis points to 0.51% from 0.64% for those same comparative periods.

Provision for Loan Losses.  The provision for loan losses totaled $1,407,000 for the three months ended March 31, 2013 compared to a provision of $1,257,000 for the three months ended March 31, 2012.  The provisions for both periods partly reflected impairment losses identified on specific impaired loans while also reflecting the impact of changes in the balance of the non-impaired portion of the loan portfolio which is evaluated collectively for impairment using historical and environmental loss factors.  Such factors were updated during each period in accordance with the Company’s allowance for loan loss calculation methodology.  Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended March 31, 2013 is presented in Note 10 of the consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2013 and June 30, 2012 presented earlier.

Non-Interest Income.  Non-interest income, excluding gains and losses on the sale of securities and real estate owned (“REO”), increased by $405,000 to $2.0 million for the quarter ended March 31, 2013 from $1.6 million for the quarter ended March 31, 2012.  The increase in non-interest income was partly attributable to an increase in income from bank owned life insurance resulting from a comparative increase in its average balance between periods.  The increase also reflected an increase in loan sale gains resulting from an increase in SBA loan origination and sale activities during the current quarter ending

March 31, 2013.  Such activities are the Company’s primary source of loan sale gains included in non-interest income.  The increase in non-interest income also reflected increases in electronic banking fees and charges arising from an increase in ATM and debit card usage by customers.

Non-interest income also includes gains and losses on sale of REO.  For the quarter ended March 31, 2013, net REO sale losses totaled $8,000 compared to $1.2 million for the quarter ended March 31, 2012 with losses during both comparative periods being primarily attributed to reducing the carrying value of various REO properties to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.  Where applicable, such losses were partially offset by REO sale gains.

At March 31, 2013, the Company held a total of nine REO properties with an aggregate carrying value of $3.3 million.  Two properties with aggregate carrying values totaling $1.6 million were under contract for sale at March 31, 2013 with such values reflecting the net sale proceeds that the Company expects to receive based upon the terms of those contracts.

Finally, non-interest income during the quarter ended March 31, 2013 reflected net gains on sale of securities totaling $9.1 million for which no such gains were recognized during the earlier comparative quarter.  The sale gains in the current period were attributable to the sale of approximately $330.0 million of mortgage-backed securities in conjunction with the restructuring transaction noted earlier.

Non-Interest Expenses.  Non-interest expense, excluding debt extinguishment expense, increased $493,000 to $15.3 million for the three months ended March 31, 2013 from $14.8 million for the three months ended March 31, 2012.  The net increase in non-interest expense primarily reflected increases in salary and employee benefit expense, premises occupancy expense and equipment and systems expense that were partially offset by decreases in federal deposit insurance expense and miscellaneous expenses.  Less noteworthy increases and decreases in other categories of non-interest expense reflected normal operating fluctuations within those categories.

Salaries and employee benefits increased by $439,000 to $9.0 million from $8.5 million reflecting increases in expenses resulting, in part, from annual wage and salary increases as well as the Company’s strategic efforts to expand its commercial lending origination and support staff.  The increase also reflected increases in health care benefit costs that went into effect in January 2013.

The reported increase in occupancy expenses was largely attributable to an increase in facility repairs and maintenance costs arising from seasonal fluctuations in such expenses as well as the recognition of certain non-recurring repairs to bank facilities during the current period.

The reported increase in equipment and systems expense reflects, in part, temporary redundancy of data communication service provider charges associated with the ongoing upgrades to the Company’s wide area network infrastructure.  The increase also reflects an increase in overall information technology repairs and maintenance costs between periods that includes a comparative increase in software maintenance expenses.  Finally, equipment and systems expense during the earlier comparative period also reflected one-time adjustments reducing certain estimated expenses relating to the conversion and integration of systems and data acquired from Central Jersey Bancorp, Inc. (“Central Jersey”) for which no such adjustments were recorded during the current period.

The increases in non-interest expenses noted above were partially offset by declines in federal deposit insurance expense and miscellaneous expense.  The reported decrease in federal deposit insurance expense largely reflects changes in the Bank’s assessment rates charged by the FDIC as well as modest fluctuations in the assessment base used in the calculation of the Bank’s deposit insurance premiums.

The reduction in federal deposit insurance expense was augmented by a decline in miscellaneous expense reflecting reductions across several categories including, but not limited to, legal expense, loan and REO-related expenses as well as a variety of other less noteworthy general and administrative expense categories.

Provision for Income Taxes.  The provision for income taxes decreased by $319,000 to $323,000 for the three months ended March 31, 2013 from $642,000 for the three months ended March 31, 2012.  The variance in income taxes between comparative quarters was partly attributable to the underlying differences in the taxable portion of pre-tax income between comparative periods.  However, the variance also reflected the Bank’s recognition of an income tax benefit during the current quarter arising from the recognition of capital gains resulting from the restructuring transaction noted earlier.  Such gains enabled the Company to recognize the income tax benefits attributable to capital losses incurred during prior years for which no deferred benefit had been previously recognized.

The Company’s effective tax rate during the three months ended March 31, 2013 was 15.4% which, in relation to statutory income tax rates, reflected the combined effects of recurring tax-favored income sources included in pre-tax income as well as the tax benefit recognized from prior capital losses noted above.  By comparison, the Company’s effective tax rate for the three months ended March 31, 2012 was 31.6%.

Comparison of Operating Results for the Nine Months Ended March 31, 2013 and March 31, 2012

General.  The Company reported net income of $4,581,000 for the nine months ended March 31, 2013 or $0.07 per diluted share; an increase of $701,000 compared to net income of $3,880,000 or $0.06 per diluted share for the nine months ended March 31, 2012.  The increase in net income between comparative periods reflected an increase in non-interest income and a decline in the provision for loan losses that was partially offset by a decrease in net interest income and an increase in non-interest expense.  The increase in net income also reflected a decline in the provision for income taxes.

Net Interest Income. Net interest income for the nine months ended March 31, 2013 was $49.2 million, a decrease of $3.4 million from $52.6 million for the nine months ended March 31, 2012.  The decrease in net interest income between the comparative periods resulted from a decrease in interest income that was partially offset by a decline in interest expense.  In general, the decrease in interest income was attributable to a decrease in the average yield on interest-earning assets that was partially offset by an increase in their average balance.   The decrease in interest expense primarily reflected a decline in the cost of interest-bearing liabilities coupled with a decline in their average balance.

As a result of these factors, the Company’s net interest rate spread decreased 15 basis points to 2.32% for the nine months ended March 31, 2013 from 2.47% for the nine months ended March 31, 2012.  The decrease in the net interest rate spread reflected a decline in the yield on earning assets of 39 basis points to 3.37% from 3.76% that was partially offset by a 24 basis point decrease in the cost of interest-bearing liabilities to 1.05% from 1.29% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the decrease in net interest rate spread were also reflected in the Company’s net interest margin.  Those effects were exacerbated by other factors resulting in a 17 basis point decline in the Company’s net interest margin to 2.49% for the nine months ended March 31, 2013 from 2.66% for the nine months ended March 31, 2012.  The additional factors resulting in the comparatively larger decline in net interest margin include the foregone interest income associated with use of earning assets to fund the Company’s purchases of bank owned life insurance and share repurchase

programs.   For the nine months ended March 31, 2013, the average balance of bank owned life insurance increased by $29.1 million to $53.8 million from $24.7 million for the nine months ended March 31, 2012.  For those same comparative periods, the average balance of treasury stock increased by $4.9 million to $68.8 million from $63.9 million.

Interest Income.  Total interest income decreased $7.7 million to $66.7 million for the nine months ended March 31, 2013 from $74.4 million for the nine months ended March 31, 2012.  As noted above, the decrease in interest income reflected a 39 basis point decline in the average yield on interest earning assets to 3.37% for the nine months ended March 31, 2013 from 3.76% for the nine months ended March 31, 2012.  The effect on interest income from the decline in average yield was partially offset by a $2.2 million increase in the average balance of interest-earning assets to $2.64 billion for the nine months ended March 31, 2013.

Interest income from loans decreased $2.1 million to $46.4 million for the nine months ended March 31, 2013 from $48.5 million for the nine months ended March 31, 2012.  The decrease in interest income on loans was attributable to a decrease in their average yield that was partially offset by an increase in their average balance.

The average yield on loans decreased by 43 basis points to 4.77% for the nine months ended March 31, 2013 from 5.20% for the nine months ended March 31, 2012.  The reduction in the overall yield on the Company’s loan portfolio partly reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans.  Additionally, the average yield of the newly originated loans that have provided the incremental growth in the portfolio between periods reflects the historically low interest rates prevalent in the marketplace which further reduces the overall yield of the loan portfolio.

The effect on interest income attributable to the decline in the average yield on loans was partially offset by the noted increase in their average balance.  The average balance of loans increased by $51.3 million to $1.30 billion for the nine months ended March 31, 2013 from $1.24 billion for the nine months ended March 31, 2012.  The reported increase in the average balance of loans reflected an aggregate increase of $124.0 million in the average balance of commercial loans to $617.1 million for the nine months ended March 31, 2013 from $493.1 million for the nine months ended March 31, 2012.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

 The increase in the average balance of commercial loans was partially offset by a decline in the average balance of residential mortgage loans which decreased by $69.4 million to $658.2 million for the nine months ended March 31, 2013 from $727.6 million for the nine months ended March 31, 2012.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit.

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

The net increase in the average balance of loans also reflected a $3.6 million decline in the average balance of construction loans whose aggregate average balances decreased to $17.1 million for the nine months ended March 31, 2013 from $20.7 million for the nine months ended March 31, 2012.

For those same comparative periods, the average balance of consumer loans increased by $531,000 to $4.5 million from $3.9 million.

Interest income from mortgage-backed securities decreased by $5.5 million to $18.7 million for the nine months ended March 31, 2013 from $24.2 million for the nine months ended March 31, 2012.  The decrease in interest income reflected a decrease in the average yield of mortgage-backed securities coupled with a decline in their average balance between comparative periods.  The average yield on mortgage-backed securities declined 52 basis points to 2.28% for the nine months ended March 31, 2013 from 2.80% for the nine months ended March 31, 2012.  For those same comparative periods, the average balance of these securities decreased $57.1 million to $1.09 billion from $1.15 billion.

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

The decrease in the average balance of mortgage-backed securities largely reflects principal repayments and security sales that have outpaced the level of security purchases.  Such sales include those effected in conjunction with the restructuring transaction noted earlier.

Interest income from debt securities decreased by $185,000 to $974,000 for the nine months ended March 31, 2013 from $1.2 million for the nine months ended March 31, 2012.  The decrease in interest income reflected a decrease in the average yield that was partially offset by an increase in the average balance of debt securities.  The average yield of these securities decreased 66 basis points to 1.20% for the nine months ended March 31, 2013 from 1.86% for the nine months ended March 31, 2012.  For those same comparative periods, the average balance of debt securities increased $25.4 million to $108.5 million from $83.1 million.

The decrease in the average yield on debt securities reflected a 77 basis points decline in the yield on taxable securities to 1.19% during the nine months ended March 31, 2013 from 1.96% during the nine months ended March 31, 2013.  For those same comparative periods, the yield on tax-exempt securities increased 43 basis points to 1.41% from 0.98%.  The increase in the average balance of debt securities was partly attributable to a $30.5 million increase in the average balance of taxable securities to $105.0 million during the nine months ended March 31, 2013 from $74.5 million for the nine months ended March 31, 2012.  For those same comparative periods, the average balance of tax-exempt securities decreased by $5.0 million to $3.6 million from $8.6 million.

Interest income from other interest-earning assets increased by $13,000 to $595,000 for the nine months ended March 31, 2013 from $582,000 for the nine months ended March 31, 2012 reflecting an increase in their average yield that was partially offset by a decline in their average balance.  The average yield of other interest-earning assets increased by seven basis points to 0.56% for the nine months ended March 31, 2013 from 0.49% for the nine months ended March 31, 2012.  For those same comparative periods, the average balance of other interest-earning assets decreased by $17.4 million to $142.0 million from $159.4 million.
The changes in the average balance and average yield on other interest-earning assets between comparative periods largely reflects the reinvestment of a portion of the Company’s excess liquidity that had been maintained during the earlier comparative period into the investment securities portfolio.  Such reinvestment reduced the average balance of interest-earning cash which generally represents the lowest yielding asset within this category of interest-earning assets.  The effect of that strategy was partially offset by the temporary accumulation of excess short-term liquidity arising from the restructuring transaction noted earlier through which proceeds from MBS sales during the current quarter were not fully redeployed by March 31, 2013.

Interest Expense.  Total interest expense decreased by $4.3 million to $17.4 million for the nine months ended March 31, 2013 from $21.8 million for the nine months ended March 31, 2012.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 24 basis points to 1.05% for the nine months ended March 31, 2013 from 1.29% for the nine months ended March 31, 2012.  The decrease in the average cost was coupled with a $21.8 million decline in the average balance of interest-bearing liabilities to $2.22 billion from $2.24 billion for the same comparative periods.

Interest expense attributed to deposits decreased $4.2 million to $11.4 million for the nine months ended March 31, 2013 from $15.7 million for the nine months ended March 31, 2012.  The decrease in interest expense was attributable to a decline in the average cost of deposits coupled with a decline in their average balance.

The cost of interest-bearing deposits declined by 28 basis points to 0.77% for the nine months ended March 31, 2013 from 1.05% for the nine months ended March 31, 2012.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For those comparative periods, the average cost of interest-bearing checking accounts decreased by 22 basis points to 0.39% from 0.61% and the average cost of savings and club accounts decreased 13 basis points to 0.21% from 0.34% while the average cost of certificates of deposit declined 29 basis points to 1.18% from 1.47%.

The decrease in the average cost was coupled with a $20.7 million decline in the average balance of interest-bearing deposits to $1.98 billion for the nine months ended March 31, 2013 from $2.00 billion for the nine months ended March 31, 2012.  The reported decrease in the average balance was primarily attributable to an $84.7 million decline in the average balance of certificates of deposit to $1.05 billion for the nine months ended March 31, 2013 from $1.14 billion for the nine months ended March 31, 2012.  The decline in the average balance of certificates of deposit was partially offset by increases in the average balances of interest-bearing checking and savings accounts.  For the same comparative periods, the average balance of interest-bearing checking accounts increased $33.8 million to $485.1 million from $451.3 million while the average balance of savings and club accounts increased $30.2 million to $439.7 million from $409.5 million.

Interest expense attributed to borrowings decreased by $101,000 to $6.0 million for the nine months ended March 31, 2013 from $6.1 million for the nine months ended March 31, 2012.  The decrease in interest expense on borrowings reflected the combined effects of decreases in both their average balance and their average cost.  The average balance of borrowings decreased $1.1 million to $245.4 million for the nine months ended March 31, 2013 from $246.6 million for the nine months ended March 31, 2012.  For those same comparative periods, the average cost of borrowings decreased by four basis points to 3.25% from 3.29%.

The decrease in the average balance of borrowings partly reflected a $2.3 million decrease in the average balance of FHLB advances which declined to $210.3 million for the nine months ended March 31, 2013 from $212.6 million for the nine months ended March 31, 2012.  For those same comparative periods, the average cost of FHLB advances decreased one basis point to 3.70% from 3.71%.  The noted decrease in the average balance of borrowings was partially offset by a $1.2 million increase in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $35.2 million from $34.0 million whose average cost declined 12 basis points to 0.55% from 0.67% for those same comparative periods.

Provision for Loan Losses.  The provision for loan losses totaled $3,139,000 for the nine months ended March 31, 2013 compared to a provision of $3,645,000 for the nine months ended March 31, 2012.  The provisions for both periods partly reflected impairment losses identified on specific impaired loans while also reflecting the impact of changes in the balance of the non-impaired portion of the loan portfolio which is evaluated collectively for impairment using historical and environmental loss factors.  Such factors were updated during each period in accordance with the Company’s allowance for loan loss calculation methodology.  Additional information regarding the allowance for loan losses and the associated provisions recognized during the nine months ended March 31, 2013 is presented in Note 10 to the consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2013 and June 30, 2012 presented earlier.

Non-Interest Income.  Non-interest income, excluding gains and losses on the sale of securities and real estate owned (“REO”), increased by $752,000 to $4.9 million for the nine months ended March 31, 2013 from $4.2 million for the nine months ended March 31, 2012.  The increase in non-interest income was primarily attributable to an increase in income from bank owned life insurance resulting from a comparative increase in its average balance between periods.  The increase in non-interest income also reflected increases in electronic banking fees and charges arising from an increase in ATM and debit card usage by customers coupled with an increase in REO income included in miscellaneous income.  Additionally, miscellaneous income for the nine months ended March 31, 2013 included a gain on the sale of a parcel of vacant land adjacent to one of the Company’s branches.  The parcel had originally been acquired for branch expansion purposes, but was ultimately sold after the Company was unable to procure the required approvals for the expansion.

The noted increases in non-interest income were partially offset by the absence in the current period of a $245,000 payment received by the Bank during the earlier comparative period from a tenant in return for the discharge of their future obligations under the terms of a commercial lease agreement where the Bank served as lessor.

Non-interest income also includes gains and losses on sale of REO.  For the nine months ended March 31, 2013, net REO sale losses totaled $541,000 compared to $3.3 million for the nine months ended March 31, 2012 with losses during both comparative periods being primarily attributed to reducing the carrying value of various REO properties to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.  Where applicable, such losses were partially offset by REO sale gains.

At March 31, 2013, the Company held a total of nine REO properties with an aggregate carrying value of $3.3 million.  Two properties with aggregate carrying values totaling $1.6 million were under contract for sale at March 31, 2013 with such values reflecting the net sale proceeds that the Company expects to receive based upon the terms of those contracts.

Finally, non-interest income during the nine months ended March 31, 2013 reflected net gains on sale of securities totaling $10.2 million attributable to the sale of mortgage-backed securities totaling approximately $400.7 million during the period.  The securities sold during the current period included $330.0 million of agency mortgage backed securities sold during the quarter ended March 31, 2013 in conjunction with the restructuring transaction noted earlier through which the Company recognized $9.1 million in gains on sale.  Those sale gains were augmented by an additional $1.1 million of sale gains resulting from the sale of an additional $70.7 million of agency mortgage-backed securities earlier in the year that were separate from the restructuring transaction.

The sale gains during the current year were partially offset by losses totaling $6,000 arising from the sale of $15,000 of non-agency collateralized mortgage obligations that had fallen below the Company’s investment grade thresholds.  The Company recognized $5,000 in losses during the earlier comparative period ended March 31, 2012 that resulted from a sale of $27,000 of non-agency collateralized mortgage obligations on that same basis.

Non-Interest Expenses.  Non-interest expense, excluding debt extinguishment expense, increased $1.8 million to $45.7 million for the nine months ended March 31, 2013 from $43.9 million for the nine months ended March 31, 2012.  The net increase in non-interest expense primarily reflected increases in salary and employee benefit expense, premises occupancy expense, equipment and systems expense and federal deposit insurance expense that were partially offset by decreases in advertising and marketing expense.  Less noteworthy increases and decreases in other categories of non-interest expense reflected normal operating fluctuations within those categories.

Salaries and employee benefits increased by $1.5 million to $26.6 million from $25.1 million reflecting increases in expenses resulting, in part, from annual wage and salary increases as well as the Company’s strategic efforts to expand its commercial lending origination and support staff.  The increase also reflected increases in health care benefit costs that went into effect in January 2013.

The noted increase in premises occupancy expense largely reflected non-recurring facility-related repairs and maintenance expenses, a portion of which were necessitated by damage caused by Hurricane Sandy at a limited number of the Company’s branches located in or near certain New Jersey shore communities.  In general, the facility-related damages caused by the hurricane were cosmetic in nature as evidenced by all 41 of the Company’s branches re-opening within two weeks of the hurricane.  The increase in occupancy expenses also reflected a higher level of seasonal facility maintenance costs during the current period, including those relating to snow removal, arising from the extraordinarily mild winter that was experienced during a portion of the earlier comparative period.

The reported increase in equipment and systems expense reflects, in part, temporary redundancy of data communication service provider charges associated with the ongoing upgrades to the Company’s wide area network infrastructure.  The increase also reflects an increase in overall information technology repairs and maintenance costs between periods that includes a comparative increase in software maintenance expenses.  Finally, equipment and systems expense during the earlier comparative period also reflected one-time adjustments reducing certain estimated expenses relating to the conversion and integration of systems and data acquired from Central Jersey Bancorp, Inc. (“Central Jersey”) for which no such adjustments were recorded during the current period.

The reported increase in federal deposit insurance expense largely reflects changes in the Bank’s assessment rates charged by the FDIC as well as modest fluctuations in the assessment base used in the calculation of the Bank’s deposit insurance premiums.

The increases in non-interest expenses noted above were partially offset by a decline in advertising and marketing expense that largely reflected a reduction in print advertising expenses that was partially offset by an increase in outdoor and electronic advertising expenses.  The reduction in advertising and marketing expenses was augmented by a net decline in miscellaneous expense reflecting reductions across several categories including, but not limited to, legal expense, printing and office supplies as well as a variety of other less noteworthy general and administrative expense categories.

Provision for Income Taxes.  The provision for income taxes decreased $471,000 to $1.6 million for the nine months ended March 31, 2013 from $2.1 million for the nine months ended March 31, 2012.  The variance in income taxes between comparative quarters was partly attributable to the underlying differences in the taxable portion of pre-tax income between comparative periods.  However, the variance also reflected the Bank’s recognition of income tax benefits during the current period arising from the recognition of capital gains resulting from the restructuring transaction and sale of land noted earlier.  Such gains enabled the Company to recognize the income tax benefits attributable to capital losses incurred during prior years for which no deferred benefit had been previously recognized.

The Company’s effective tax rate during the nine months ended March 31, 2013 was 26.4% which, in relation to statutory income tax rates, reflected the combined effects of recurring tax-favored income sources included in pre-tax income as well as the tax benefit recognized from prior capital losses noted above.  By comparison, the Company’s effective tax rate for the nine months ended March 31, 2012 was 35.3%.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation.  Management generally maintains cash and cash equivalents for this purpose.  Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at March 31, 2013, which included $782.3 million of mortgage-backed securities and $137.8 million of debt securities that can readily be sold if necessary.

As noted earlier, the balance of the Company’s cash and cash equivalents increased by $54.3 million to $209.9 million at March 31, 2013 from $155.6 million at June 30, 2012.  The increase in the balance was largely attributable to cash inflows arising from the sale of investment securities in conjunction with the restructuring transaction noted earlier.  A portion of the cash inflows from such sales were redeployed into the investment portfolio or used to prepay selected borrowings by March 31, 2013.  However, a portion of such proceeds remained in cash and cash equivalents as of that date pending their redeployment into additional investment securities during the following quarter.

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

At March 31, 2013, the Company had outstanding commitments to acquire loans totaling approximately $101.8 million compared to $82.5 million at June 30, 2012.  Construction loans in process and unused lines of credit were $12.6 million and $72.1 million, respectively, at March 31, 2013 compared to $13.0 million and $73.5 million, respectively, at June 30, 2012.  The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $743,000 and $880,000 at March 31, 2013 and June 30, 2012, respectively.

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

As noted earlier, for the nine months ended March 31, 2013, the balance of total deposits decreased by $18.8 million to $2.15 billion reflecting the Company’s active management of deposit pricing during the period to support net interest spread and margin.  The balance of certificates of deposit with maturities of greater than 12 months also decreased to $355.4 million at March 31, 2013 compared to $391.3 million at June 30, 2012 with such balances representing 35.3% and 35.4% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances.  As of March 31, 2013, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $145.9 million.  Of these advances, $145.0 million represent fixed rate advances maturing in 2017 that have terms enabling the FHLB to call the borrowing at their option prior to maturity.  The remaining $875,000 represents an amortizing advance maturing in 2021.  In conjunction with the restructuring transaction noted earlier, the terms of the $145.0 million of non-amortizing advances were modified during April 2013 including an extension of their maturity dates to 2023.  Under their modified terms, such advances are “putable” back to the Bank at the FHLB’s option beginning in April 2018 which may require full repayment to the FHLB at par prior to maturity.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances.  Such borrowings are an option available to management if funding needs change or to lengthen liabilities.  Most of the Bank’s mortgage-backed and debt securities are held in safekeeping at the FHLB of New York with a majority being available as collateral if necessary. In addition to the FHLB advances, the Bank has other borrowings totaling $37.2 million representing overnight “sweep account” balances linked to customer demand deposits.

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers.  At March 31, 2013, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards.  As of March 31, 2013, the Bank exceeded all capital requirements of federal banking regulators.

The following tables set forth the Bank’s capital position at March 31, 2013 and June 30, 2012, as compared to the minimum regulatory capital requirements:

	At March 31, 2013
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital
(to risk-weighted assets)	$350,881	24.08%	$116,586	8.00%	$145,732	10.00%
Tier 1 Capital
(to risk-weighted assets)	$340,123	23.34%	$58,293	4.00%	$87,439	6.00%
Core (Tier 1) Capital
(to adjusted total assets)	$340,123	12.50%	$108,817	4.00%	$136,022	5.00%
Tangible Capital
(to adjusted total assets)	$340,123	12.50%	$40,807	1.50%	$-	-

	At June 30, 2012
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital
(to risk-weighted assets)	$344,492	25.37%	$108,641	8.00%	$135,802	10.00%
Tier 1 Capital
(to risk-weighted assets)	$334,375	24.62%	$54,321	4.00%	$81,481	6.00%
Core (Tier 1) Capital
(to adjusted total assets)	$334,375	12.06%	$110,902	4.00%	$138,628	5.00%
Tangible Capital
(to adjusted total assets)	$334,375	12.06%	$41,588	1.50%	$-	-

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by the Company, please refer to Note 6 to the consolidated financial statements.

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

With respect to the maturity and re-pricing of its interest-bearing liabilities, at March 31, 2013, $652.0 million or 64.7% of our certificates of deposit mature within one year with an additional $195.4 million or 19.4% maturing in greater than one year but less than or equal to two years.  Based on current market interest rates, the majority of these certificates are projected to re-price downward to the extent they remain with the Company at maturity and are renewed at the same original term to maturity.  Of the $146.0 million of FHLB borrowings at March 31, 2013, all have fixed interest rates with $145.0 million maturing during fiscal 2018, but callable on a quarterly basis prior to maturity.  Given current market interest rates, the call options would not currently be expected to be exercised by the FHLB.  Notwithstanding, the terms of these advances were modified during the following quarter ending June 30, 2013 in conjunction with the restructuring transaction noted earlier.  The modified terms included extending the “non-putable” period of the advance to five years from the date of modification.  The remaining $876,000 of FHLB borrowings represents one amortizing advance maturing in 2021 whose terms were unaffected by the restructuring transaction.

With respect to the maturity and re-pricing of the Company’s interest-earning assets, at March 31, 2013, $46.0 million, or 3.4% of our total loans will reach their contractual maturity dates within one year with the remaining $1.30 billion, or 96.6% of total loans having remaining terms to contractual maturity in excess of one year.  Of loans maturing after one year, $925.2 million or 68.9% had fixed rates of interest while the remaining $370.7 million or 27.6% had adjustable rates of interest.

Regarding investment securities, at March 31, 2013, $2.0 million or 0.2% of our securities will reach their contractual maturity dates within one year with the remaining $1.07 billion, or 99.8% of total securities, having remaining terms to contractual maturity in excess of one year.  Of the latter category, $955.4 million comprising 89.5% of our total securities had fixed rates of interest while the remaining $110.4 million comprising 10.3% of our total securities had adjustable or floating rates of interest.

At March 31, 2013, mortgage-related assets, including mortgage loans and mortgage-backed securities, total $2.0 billion and comprise 77.1% of total earning assets.  In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets.  In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them.  In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans.  By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates.  These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

The Company generally retained its liability sensitivity during the first nine months of fiscal 2013 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, changed modestly during the period.  Specifically, the Company’s cumulative one-year gap percentage changed from +1.87% at June 30, 2012  to +2.96% at March 31, 2013 while the Company’s cumulative three-year gap percentage changed from +7.70% to +3.28% over those same comparative periods.

The change in the Company’s one-year and three-year gaps largely reflect the effects of the restructuring transaction noted earlier.  Specifically, the balance of cash and equivalents at the close of the current quarter was greater than that held at June 30, 2012 due to the proceeds received through the noted sales of MBS that had not yet been reinvested at March 31, 2013.  This temporary increase in short-term liquidity contributed significantly to a net increase in the balance of assets projected to reprice within the first year of the analysis in relation to the projected liabilities repricing over that time.

Conversely, reduced cash flows arising from the Company’s reallocation of a portion of its investments out of MBS and into non-amortizing securities reduced the expected cash flows generated by the portfolio over a projected three-year period.  The decline in these cash flows more than offset the effects of the temporary increase in short term liquidity noted earlier.  Consequently, the Company’s cumulative three-year gap reflects a net decrease in the portion of assets projected to reprice within a three-year timeframe in relation to the projected liabilities repricing over that time.

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

The upward trend in shorter term interest rates was reversed in September 2007 as the Federal Reserve began to lower the target rate for federal funds in reaction to the threat of a looming recession triggered by growing volatility and instability in the housing and credit markets.  The effects of those isolated crises rapidly grew to threaten the viability of the domestic and international financial markets as a whole.  In reaction to that larger threat, the Federal Reserve reduced the target federal funds rate by a total of over 500 basis points from 5.25% at June 2007 to a range between 0.00% and 0.25% which have remained in effect through March 31, 2013.

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

During fiscal 2012, short term interest rates generally remained stable at their historical lows with the yield on the one year U.S. Treasury bill measuring 0.21% and 0.19%, respectively, at June 30, 2012 and June 30, 2011.  However, over that same period, the market yield on the 10-year U.S. Treasury note decreased by 151 basis points from 3.18% to 1.67%.  The substantial flattening of the yield curve during that period contributed significantly to the decline in the Company’s net interest spread which decreased to 2.46% for the year ended June 30, 2012 compared to 2.56% for the prior year ended June 30, 2011.

The yield curve generally remained flat, but steepened slightly, during the first nine months of fiscal 2013 with the yield on the one year U.S. Treasury bill declining an additional seven basis points to 0.14% as of March 31, 2013 while the market yield on the 10-year U.S. Treasury note increased by 20 basis points to 1.87% as of that same date.  The flattened yield curve continued to have an adverse impact in the Company’s net interest spread which decreased to 2.32% for the nine months ended March 31, 2013 compared to 2.46% for the year ended June 30, 2012.

As noted earlier, the Company is pursuing various strategies to mitigate the adverse effects of the flattening yield curve on its net interest spread and margin.  Such strategies include deploying excess liquidity in higher yielding interest-earning assets, such as commercial loans and investment securities, while continuing to lower its cost of interest-bearing liabilities by reducing deposit offering rates.  However, the risk of additional net interest rate spread and margin compression is significant as the yield on Company’s interest-earning assets continues to reflect the impact of the recent greater declines in longer term market interest rates compared to the lesser concurrent reductions in shorter term market interest rates that affect its cost of interest-bearing liabilities.  In particular, the Company’s ability to further reduce the cost of its interest-bearing deposits is increasingly limited based on most deposit offering rates already falling below 1.00% at March 31, 2013.  Moreover, the Company’s liability sensitivity may adversely affect net income in the future when market interest rates ultimately increase from their historical lows and its cost of interest-bearing liabilities may rise faster than its yield on interest-earning assets.

The Company maintains an Asset/Liability Management (“ALM”) Program to address all matters relating to the management of interest rate risk and liquidity risk.  In support of that program, the Board of Directors has established an Interest Rate Risk Management Committee comprising five members of the Board with our Chief Operating Officer, Chief Financial Officer, Chief Risk/Investment Officer participating as management’s liaison to the committee. The committee meets quarterly to address management of our assets and liabilities, including review of our short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and re-pricing frequencies of loans and securities; and a variety of other asset and liability management topics.  The results of the committee’s quarterly review are reported to the full Board, which adjusts the investment policy and strategies, as it considers necessary and appropriate.

The Board of Directors has assigned the responsibility for the operational aspects of the ALM program to the Company’s Asset/Liability Management Committee (“ALCO”).  The ALCO is a management committee comprising the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Branch Administrator, Chief Risk/Investment Officer, Treasurer and Controller.  Additional members of the Company’s management team may be asked to participate on the ALCO, as appropriate.

Responsibilities conveyed to the ALCO by the Board of Directors include:

•
Developing ALM-related policies and associated operating procedures and controls that will identify and measure the risks associated with ALM while establishing the limits and thresholds relating thereto;

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

As illustrated in the tables below, the Company’s EVE would be negatively impacted by an increase in interest rates.  This result is expected given the Company’s liability sensitivity noted earlier.  Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of its interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Company’s assets compared to the beneficial impact arising from the reduced present value of its liabilities.  Hence, the Company’s EVE and EVE ratio decline in the increasing interest rate scenarios.  Historically low interest rates at March 31, 2013 preclude the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the Company’s internal EVE analysis as of March 31, 2013 and June 30, 2012, respectively.

	At March 31, 2013
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	232,555	-189,277	-45%	9.24%	-578 bps
+200 bps	313,744	-108,088	-26%	11.95%	-307 bps
+100 bps	379,621	-42,211	-10%	13.93%	-109 bps
0 bps	421,832	-	-	15.02%	-

	At June 30, 2012
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	241,451	-177,339	-42%	9.30%	-523 bps
+200 bps	324,768	-94,022	-22%	11.99%	-254 bps
+100 bps	387,699	-31,091	-7%	13.80%	-72 bps
0 bps	418,790	-	-	14.53%	-

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points.  Based upon the tables above, the Company’s sensitivity measure increased by 53 basis points from -254 basis points at June 30, 2012  to -307 basis points at March 31, 2013 which indicates an increase in the Bank’s sensitivity to movements in interest rates from period to period.

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

In general, the noted change in the Company’s sensitivity measure generally indicates an increase in the level of long-term interest rate risk between comparative periods resulting from various changes to the composition and allocation of the Company’s balance sheet from June 30, 2012 to March 31, 2013 coupled with generally consistent assumptions between periods.  In particular, the ongoing reallocation of earning assets from the investment portfolio into comparatively longer duration loans in accordance with the Company’s business plan has contributed to the reported increase in the level of long-term interest rate risk, as measured by the sensitivity of EVE to movements in interest rates.  The Company is evaluating a variety of business strategies to manage its exposure to long-term interest rate risk including, but not limited to, extending the duration of its wholesale borrowing and retail deposit funding sources while expanding its investment in non-capped, variable rate assets including, but not limited to, certain floating rate investment security sectors.

As noted earlier, the Company’s internal interest rate risk analysis also includes an “earnings-based” component which, compared to EVE-based analysis, generally focuses on shorter-term exposure to interest rate risk.  A quantitative, earnings-based approach to measuring interest rate risk is strongly encouraged by bank regulators as a complement to the “EVE-based” methodology.  However, there are no commonly accepted “industry best practices” that specify the manner in which “earnings-based” interest rate risk analysis should be performed with regard to certain key modeling variables.  Such variables include, but are not limited to, those relating to rate scenarios (e.g., immediate and permanent rate “shocks” versus gradual rate change “ramps”, “parallel” versus “nonparallel” yield curve changes), measurement periods (e.g., one year versus two year, cumulative versus noncumulative), measurement criteria (e.g., net interest income versus net income) and balance sheet composition and allocation (“static” balance sheet, reflecting reinvestment of cash flows into like instruments, versus “dynamic” balance sheet, reflecting internal budget and planning assumptions).

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

As illustrated in the tables below, the Company’s net interest income would be negatively impacted by a parallel upward shift in the yield curve. Like the EVE results presented earlier, this result is expected given the Company’s liability sensitivity noted earlier.  While the tables below reflect an overall decrease in the sensitivity of net interest income to movements in interest rates between the comparative periods, the comparative reductions in the projected interest income across each scenario forecasted generally reflects the continuing adverse effects of the current interest rate environment on the Company’s net interest margin.

At March 31, 2013
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$67,023	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	66,154	-869	-1.30
Immediate and permanent	Parallel	Static	+200 bps	One Year	64,569	-2,454	-3.66
Immediate and permanent	Parallel	Static	+300 bps	One Year	62,430	-4,593	-6.85

At June 30, 2012
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$69,856	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	68,855	-1,001	-1.43
Immediate and permanent	Parallel	Static	+200 bps	One Year	66,686	-3,169	-4.54
Immediate and permanent	Parallel	Static	+300 bps	One Year	62,710	-7,146	-10.23

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

At March 31, 2013, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Our recent investments in corporate and municipal debt securities expose us to additional credit risks.

During the quarter ended March 31, 2013, we commenced a balance sheet restructuring in which we sold approximately $330.0 million in mortgage backed securities, including, but not limited to, those issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association and invested a portion of the proceeds in bank-qualified municipal obligations and bonds issued by financial institutions.  Unlike the securities sold, which have been effectively backed by the U.S. government since the noted issuers were placed in receivership, the municipal and corporate debt securities acquired are backed only by the credit of their issuers.  While the Company has invested primarily in investment grade securities, these municipal and corporate obligations are not backed by the federal government and expose the Company to a degree of credit risk that has not previously been present in its investment portfolio, which has historically consisted of U.S. and government agency securities.  Our municipal bond investments also include unrated, short-term bond anticipation notes issued by three local municipalities with which the Bank has deposit relationships.  Any decline in the credit quality of the issuers exposes us to the risk that the market value of the securities could fall which may require us to write down their value on our books and could lead to a possible default in payment.

Beyond the additional risk factor noted above, Management of the Company does not believe there have been any other material changes with regard to the Risk Factors previously disclosed under Items 1A. of the Company’s Form 10-K for the year ended June 30, 2012 and the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

1

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2013.
1

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2013	12,800	$9.81	12,800	582,880
February 1-28, 2013	27,200	$10.37	27,200	555,680
March 1-31, 2013	76,900	$10.28	76,900	478,780
Total	116,900	$10.25	116,900	478,780
(1) On March 23, 2012, the Company announced the authorization of a seventh repurchase program for up to 802,780 shares or 5% of shares outstanding.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.
1

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

	3.1	Charter of Kearny Financial Corp. (1)
	3.2	By-laws of Kearny Financial Corp. (2)
	4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
	10.1	Employment Agreement between Kearny Federal Savings Bank and Albert E. Gossweiler (2)
	10.2	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (2)
	10.3	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
	10.4	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)
	10.5	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
	10.6	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
	10.7	Directors Consultation and Retirement Plan (1)
	10.8	Benefit Equalization Plan (1)
	10.9	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
	10.10	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (3)
	10.11	Kearny Federal Savings Bank Director Life Insurance Agreement (4)
	10.12	Kearny Federal Savings Bank Executive Life Insurance Agreement (4)
	10.13	Kearny Financial Corp. Directors Incentive Compensation Plan (5)
	10.14	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer (6)
	11.0	Statement regarding computation of earnings per share (Filed herewith).
	31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document *
	101.SCH	XBRL Schema Document *
	101.CAL	XBRL Calculation Linkbase Document *
	101.LAB	XBRL Labels Linkbase Document *
	101.PRE	XBRL Presentation Linkbase Document *
	101.DEF	XBRL Definition Linkbase Document *

*
Submitted as Exhibits 101 to this Form 10-Q are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus

*	for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
(1)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
(2)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2008 (File No. 000-51093).
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204).
(4)	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005 (File No. 000-51093).
(5)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on December 9, 2005 (File No. 000-51093).
(6)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on June 30, 2011 (File No. 000-51093).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date:	May 10, 2013	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	May 10, 2013	By:	/s/ Eric B. Heyer
Eric B. Heyer
Senior Vice President and
Chief Financial Officer
(Principal financial and accounting officer)