Form 10-K
period 2013-06-30
Kearny Financial Corp.
filed 2013-09-13
CIK 1295664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] YES   [X] NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on December 31, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $134.6 million.   Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of September 6, 2013 there were outstanding 66,423,740 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.           Portions of the definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2013

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

•	the impact of changes in financial services laws and regulations (including laws concerning taxation, banking, securities and insurance);
•	changes in accounting policies and practices, as may be adopted by regulatory agencies, the Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;
•	technological changes;
•	competition among financial services providers; and
•	the success of the Company at managing the risks involved in the foregoing and managing its business.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

Item 1. Business

General

The Company is a federally-chartered corporation that was organized on March 30, 2001 for the purpose of being a holding company for Kearny Federal Savings Bank (the “Bank”), a federally-chartered stock savings bank.  On February 23, 2005, the Company completed a minority stock offering in which it sold 21,821,250 shares, representing 30% of its outstanding common stock upon completion of the offering.  The remaining 70% of the outstanding common stock, totaling 50,916,250 shares, were retained by Kearny MHC (the “MHC”). The MHC is a federally-chartered mutual holding company and so long as the MHC is in existence, it will at all times own a majority of the outstanding common stock of the Company.  The stock repurchase programs conducted by the Company since the offering have reduced the total number of shares outstanding.  The 50,916,250 shares held by the MHC represented 76.6% of the 66,500,740 total shares outstanding as of the Company’s June 30, 2013 fiscal year end.  The MHC and the Company are now regulated as savings and loan holding companies by the Board of Governors of the Federal Reserve System (“FRB”), as successor to the Office of Thrift Supervision (“OTS”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

The Company’s primary business is the ownership and operation of the Bank.  The Bank is principally engaged in the business of attracting deposits from the general public in New Jersey and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities.  Loans originated or purchased by the Bank generally include loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers.  The investment securities purchased by the Bank generally include U.S. agency mortgage-backed securities, U.S. government and agency debentures, bank-qualified municipal obligations, corporate bonds, asset-backed securities and collateralized loan obligations.  The Bank maintains a small balance of single issuer trust preferred securities and non-agency mortgage-backed securities which were acquired through the Company’s purchase of other institutions and does not actively purchase such securities.  At June 30, 2013, net loans receivable comprised 42.9% of our total assets while investment securities, including mortgage-backed and non-mortgage-backed securities, comprised 44.3% of our total assets.   By comparison, at June 30, 2012, net loans receivable comprised 43.4% of our total assets while securities comprised 43.5% of our total assets.

The level of loan originations and purchases during fiscal 2013 continued to reflect the challenges of diminished real estate values and high levels of unemployment that have characterized the regional and national economy since the financial crisis of 2008-2009.  Notwithstanding these near-term challenges, our strategic business plan continues to call for increasing the balance of our loan portfolio relative to the size of our securities portfolio over the next several years.

We operate from an administrative headquarters in Fairfield, New Jersey and had 41 branch offices as of June 30, 2013.  We also operate an Internet website at www.kearnyfederalsavings.com through which copies of our periodic reports are available free of charge as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Market Area.  At June 30, 2013, our primary market area consists of the New Jersey counties in which we currently operate branches: Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic and Union Counties.  Our lending is concentrated in these nine counties and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

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

There are large retail banking competitors operating throughout our primary market area, including Bank of America, Citibank, JP Morgan Chase Bank, PNC Bank, TD Bank, and Wells Fargo Bank and we also face strong competition from other community-based financial institutions.  Based on data compiled by the FDIC as of June 30, 2012, the latest date for which such data is available, Kearny Federal Savings Bank was ranked 15th of 117 depository institutions operating in the nine counties in which the Bank had branches as of that date with 1.08% of total FDIC-insured deposits.

Restructuring and Wholesale Growth Transactions. The following discussion presents an overview of certain balance sheet restructuring and wholesale growth transactions executed by the Company during fiscal 2013 and will serve as a point of reference for subsequent discussions included in this report.

 The Company completed a series of balance sheet restructuring and wholesale growth transactions during fiscal 2013 that are expected to improve the financial position and operating results of the Company and the Bank.  Through the restructuring transactions, the Company reduced its concentration in agency mortgage-backed securities (“MBS”) in favor of other investment sectors within the portfolio.  As a result, the Company reduced its exposure to residential mortgage prepayment and extension risk while enhancing the overall yield of the investment portfolio and providing some additional protection to earnings against potential movements in market interest rates.  The gains recognized through the sale of MBS enabled the Company to fully offset the costs of prepaying a portion of its high-rate Federal Home Loan Bank (“FHLB”) advances during the year.  The Company also modified the terms of its remaining high-rate FHLB advances to a lower interest rate while extending the duration of that modified funding to better protect against potential increases in interest rates in the future.

The key features and characteristics of the restructuring transactions executed during the latter half of fiscal 2013 were as follows:

•
The Company sold available for sale agency MBS totaling approximately $330.0 million with a weighted average book yield of 1.78% resulting in a one-time gain on sale totaling approximately $9.1 million;

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

o	Fixed-rate, bank-qualified municipal obligations;
o	Floating-rate corporate bonds issued by financial companies;
o	Floating-rate, asset-backed securities comprising education loans with 97% U.S. government guarantees;
o	Fixed-rate agency commercial MBS secured by multi-family mortgage loans; and
o	Fixed-rate agency collateralized mortgage obligations (“CMO”).

•
The Company modified the terms of its remaining $145.0 million of “putable” FHLB advances with a weighted average cost of 3.68% and weighted average remaining maturity of approximately 4.5 years.  Such advances were subject to the FHLB’s quarterly “put” option enabling it to demand repayment in full in the event of an increase in interest rates.  The terms of the modified advances extended their “non-putable” period to five years with a final stated maturity of ten years while reducing their average interest rate by 0.64% to 3.04% at no immediate cost to the Company.

The Company augmented the restructuring transaction noted above by also executing a limited wholesale growth strategy during the latter half of fiscal 2013.  The strategy is expected to further enhance the Company’s net interest income and operating results without significantly impacting the sensitivity of its Economic Value of Equity (“EVE”) to movements in interest rates - a key measure of long-term exposure to interest rate risk.

In conjunction with the wholesale growth strategy, the Company drew an additional $300.0 million of wholesale funding that was utilized to purchase a diverse set of high-quality investment securities of an equivalent amount.  The key features and characteristics of the wholesale growth transactions were as follows:

•
Wholesale funding sources utilized in the strategy included 90-day FHLB borrowings and money-market deposits indexed to one-month LIBOR acquired through Promontory Interfinancial Network’s (“Promontory”) Insured Network Deposits (“IND”) program.

•
The Company utilized interest rate derivatives in the form of “plain vanilla” swaps and caps with aggregate notional amounts totaling $300.0 million to serve as cash flow hedges to manage the interest rate risk exposure of the floating rate funding sources noted above.

•	The investment securities acquired with this funding primarily included:

o	Floating-rate corporate bonds issued by financial companies;
o	Floating-rate, asset-backed securities comprising education loans with 97% U.S. government guarantees;
o	Floating rate collateralized loan obligations (“CLO”)
o	Fixed-rate agency residential and commercial MBS; and
o	Fixed-rate agency collateralized mortgage obligations (“CMO”).

•	The Company estimates the initial pre-tax net interest spread on the wholesale growth strategy, net of hedging costs, to be approximately 100 basis points.

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

Lending Activities

General.  In conjunction with our strategic efforts to evolve from a traditional thrift to a full service community bank, our lending strategies have placed increasing emphasis on the origination of commercial loans while diminishing the emphasis on one-to-four family mortgage lending.  The year-to-year trends in the composition and allocation of our loan portfolio, as reported in the table below, highlight those changes in business strategy.  In particular, the outstanding balance of our commercial mortgages, including loans secured by multi-family, mixed-use and nonresidential properties, have significantly increased from both a dollar amount and percentage of portfolio basis over the past several years.  Conversely, the outstanding balance of residential mortgage loans has declined during recent years, reflecting loan repayments that have outpaced originations.

Our commercial loan offerings also include secured and unsecured business loans, most of which are secured by real estate.  Commercial loan offerings include programs offered through the Small Business Administration (“SBA”) in which the Bank participates as a Preferred Lender.  With the acquisition of Central Jersey during the fiscal year ended June 30, 2011, we substantially increased our commercial mortgage and commercial business loan portfolios.  Our consumer loan offerings primarily include home equity loans and home equity lines of credit as well as account loans, overdraft lines of credit, vehicle loans and personal loans.  We also offer construction loans to builders/developers as well as individual homeowners.  Substantially all of our borrowers are residents of our primary market area and would be expected to be similarly affected by economic and other conditions in that area.  We have purchased out-of-state one-to-four family first mortgage loans to supplement our in-house originations, as discussed on Page 15.

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family	$500,647	36.77%	$562,846	43.77%	$610,901	48.12%	$663,850	65.52%	$689,317	65.97%
Commercial	666,828	48.97	484,934	37.71	383,690	30.23	203,013	20.04	197,379	18.89
Commercial business	70,688	5.19	88,414	6.88	105,001	8.28	14,352	1.42	14,812	1.42
Consumer:
Home equity loans	80,813	5.93	95,832	7.45	111,478	8.78	101,659	10.03	113,387	10.85
Home equity lines of credit	26,613	1.95	29,530	2.30	32,925	2.59	11,320	1.12	12,116	1.16
Passbook or certificate	3,887	0.29	3,638	0.28	2,753	0.22	2,703	0.27	2,922	0.28
Other	391	0.03	404	0.03	1,026	0.08	1,545	0.15	1,585	0.15
Construction	11,851	0.87	20,292	1.58	21,598	1.70	14,707	1.45	13,367	1.28
Total loans	1,361,718	100.00%	1,285,890	100.00%	1,269,372	100.00%	1,013,149	100.00%	1,044,885	100.00%
Less:
Allowance for loan losses	10,896		10,117		11,767		8,561		6,434
Unamortized yield adjustments including net premiums on purchased loans and net deferred loans costs and fees	847		1,654		1,021		(564)		(962)
	11,743		11,771		12,788		7,997		5,472
Total loans, net	$1,349,975		$1,274,119		$1,256,584		$1,005,152		$1,039,413

Loan Maturity Schedule.  The following table sets forth the maturities of our loan portfolio at June 30, 2013. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.  Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Real estate mortgage: One-to-four family	Real estate mortgage: Commercial	Commercial business	Home equity loans	Home equity lines of credit	Passbook or certificate	Other	Construction	Total
	(In Thousands)
Amounts Due:
Within 1 Year	$247	$5,102	$18,437	$1,923	$337	$2,242	$167	$11,851	$40,306

After 1 year:
1 to 3 years	1,402	4,604	12,233	2,145	387	108	48	—	20,927
3 to 5 years	10,121	4,729	4,117	5,902	1,751	148	86	—	26,854
5 to 10 years	67,523	37,903	9,468	22,670	6,521	—	25	—	144,110
10 to 15 years	146,042	92,683	5,363	27,834	7,700	—	—	—	279,622
Over 15 years	275,312	521,807	21,070	20,339	9,917	1,389	65	—	849,899

Total due after one year	500,400	661,726	52,251	78,890	26,276	1,645	224	—	1,321,412

Total amount due	$500,647	$666,828	$70,688	$80,813	$26,613	$3,887	$391	$11,851	$1,361,718

The following table shows the dollar amount of loans as of June 30, 2013 due after June 30, 2014 according to rate type and loan category.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate mortgage:
One-to-four family	$470,871	$29,529	$500,400
Multi-family and commercial	310,449	351,277	661,726
Commercial business	32,366	19,885	52,251
Consumer:
Home equity loans	78,890	—	78,890
Home equity lines of credit	1,532	24,744	26,276
Passbook or certificate	—	1,645	1,645
Other	157	67	224
Construction	—	—	—

Total	$894,265	$427,147	$1,321,412

One-to-Four Family Mortgage Loans.   Our lending activities include the origination of one-to-four family first mortgage loans, of which approximately $476.0 million or 95.1% are secured by properties located within New Jersey as of June 30, 2013 with the remaining $24.6 million or 4.9% secured by properties in other states.  By comparison, at June 30, 2012 approximately $524.5 million or 93.2% of loans were secured by New Jersey properties.  During the year ended June 30, 2013, the Bank originated $65.1 million of one-to-four family first mortgage loans compared to $66.5 million in the year ended June 30, 2012.  Loan origination volume during fiscal 2013 continued to reflect the challenges of diminished real estate values and high levels of unemployment that have characterized the regional and national economy since the financial crisis of 2008-2009.  Management’s decision to maintain its conservative underwriting standards coupled with a disciplined pricing policy continued into fiscal 2013 which may have caused some potential borrowers to seek financing with more aggressive lenders.  To supplement originations, we also purchased one-to-four family first mortgages totaling $16.3 million during the year ended June 30, 2013, compared to $22.2 million during the year ended June 30, 2012.  In total, one-to-four family mortgage loan repayments outpaced loan acquisition volume during fiscal 2013 resulting in the reported net decline in the outstanding balance of this segment of the loan portfolio.

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

The fixed-rate residential mortgage loans that we originate generally meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation (“Freddie Mac”).  However, as our business plan continues to call for increasing total loans on both a dollar and percentage of assets basis, we generally do not sell such loans in the secondary market and do not currently expect to do so in any large capacity in the near future.

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

Multi-Family and Nonresidential Real Estate Mortgage Loans.  We also originate commercial mortgage loans on multi-family and nonresidential properties, including loans on apartment buildings, retail/service properties and land as well as other income-producing properties, such as mixed-use properties combining residential and commercial space.  The factors noted above that impacted residential loan origination volume during fiscal 2013 also adversely impacted the origination volume of commercial mortgages.  However, these challenges were more than offset by the Bank’s growing strategic emphasis in commercial lending which resulted in the origination of approximately $271.1 million of multi-family and commercial real estate mortgages during the year ended June 30, 2013, compared to $95.5 million during the year ended June 30, 2012.    Our commercial loan acquisition strategies have also included purchases of commercial loan participations totaling $1.5 million and $57.8 million during the years ended June 30, 2013 and 2012, respectively.  In total, commercial mortgage loan acquisition volume outpaced loan repayments during fiscal 2013 resulting in the reported net increase in the outstanding balance of this segment of the loan portfolio. The Company’s business plan continues to call for maintaining its strategic emphasis on the origination of commercial mortgages and increasing that portfolio on both a dollar and percentage of assets basis.

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

Commercial Business Loans.  We also originate commercial term loans and lines of credit to a variety of professionals, sole proprietorships and small businesses in our market area including loans originated through the SBA in which the Bank participates as a Preferred Lender.  The factors noted earlier that impacted residential and commercial mortgage loan origination volume during fiscal 2013 also adversely impacted the origination volume of commercial business loans.  Nevertheless, the Bank originated approximately $21.5 million of commercial business loans during the year ended June 30, 2013 compared to $18.0 million during the year ended June 30, 2012.  However, commercial business loan repayments and sales outpaced loan acquisition volume during fiscal 2013 resulting in the reported net decline in the outstanding balance of this segment of the loan portfolio.

The net decline in the portfolio reflected the sale of $4.8 million of SBA loan participations which resulted in the recognition of related sale gains totaling approximately $557,000.  By comparison, the Bank sold $6.5 million of SBA loan participations during fiscal 2012 which resulted in the recognition of related sale gains totaling approximately $661,000.  The Company’s business plan continues to call for increased emphasis on originating commercial business loans, including the origination and sale of SBA loans, as part of its strategic focus on commercial lending.

Approximately $60.5 million or 85.6% of our commercial business loans are “non-SBA” loans.   Of these loans, approximately $57.4 million or 94.9% represent secured loans that are primarily collateralized by real estate or, to a lesser extent, other forms of collateral.  The remaining $3.1 million or 5.1% represent unsecured loans to our business customers.  We generally require personal guarantees on all “non-SBA” commercial business loans.  Marketable securities may also be accepted as collateral on lines of credit, but with a loan to value limit of 50%.  The loan to value limit on secured commercial lines of credit and term loans is otherwise generally limited to 70%. We also make unsecured commercial loans in the form of overdraft checking authorization up to $25,000 and unsecured lines of credit up to $25,000.  Our “non-SBA” commercial term loans generally have terms of up to 20 years and are mostly fixed-rate loans.  Our commercial lines of credit have terms of up to two years and are generally adjustable-rate loans.  We also offer a one-year, interest-only commercial line of credit with a balloon payment.

The remaining $10.2 million or 14.4% of commercial business loans represent the retained portion of SBA loan originations.  Such loans are generally secured by various forms of collateral, including real estate, business equipment and other forms of collateral.  The Bank generally sells the guaranteed portion of eligible SBA loans originated which ranges from 50% to 90% of the loan’s outstanding balance while retaining the nonguaranteed portion of such loans in portfolio.  The Bank also retains both the guaranteed and non-guaranteed portion of those SBA originations that are generally ineligible for sale in the secondary market.  At June 30, 2013, approximately $3.0 million of the retained portion of the Bank’s SBA loans is guaranteed by the Small Business Administration.

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

Home Equity Loans and Lines of Credit.  Our home equity loans are fixed-rate loans for terms of generally up to 20 years.  We also offer fixed-rate and adjustable-rate home equity lines of credit with terms of up to 20 years.  The factors noted above that impacted one-to-four family loan origination volume during fiscal 2013 also adversely impacted the origination volume of home equity loans and lines of credit.  Nevertheless, the Bank originated $26.1 million of home equity loans and home equity lines of credit compared to $35.7 million in the year ended June 30, 2012.  However, repayments of home equity loans and lines of credit outpaced loan acquisition volume during fiscal 2013 resulting in the reported net decline in the outstanding balance of this segment of the loan portfolio.

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

Construction Lending.  Our construction lending includes loans to individuals for construction of one-to-four family residences or for major renovations or improvements to an existing dwelling.  Our construction lending also includes loans to builders and developers for multi-unit buildings or multi-house projects. All of our construction lending is in New Jersey.  During the year ended June 30, 2013, construction loan disbursements were $3.0 million compared to $12.0 million during the year ended June 30, 2012.  However, the repayment of construction loans more than offset these disbursements during fiscal 2013 resulting in the reported net decline in the outstanding balance of this segment of the loan portfolio.  The level of construction loan activity continues to reflect many of the same factors that have adversely impacted the origination volume of other loan categories during fiscal 2013.

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

Loans to One Borrower.  Federal law generally limits the amount that a savings institution may lend to one borrower to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of June 30, 2013, our loans-to-one-borrower limit was approximately $51.4 million.

At June 30, 2013, our largest single borrower had an aggregate loan balance of approximately $20.1 million comprising eight commercial mortgage loans, Our second largest single borrower had an aggregate loan balance of approximately $18.2 million comprising four commercial mortgage loans.  Our third largest borrower had an aggregate loan balance of approximately $12.6 million comprising three commercial mortgage loans.  At June 30, 2013, all of these lending relationships were current and performing in accordance with the terms of their loan agreements.    By comparison, at June 30, 2012, loans outstanding to the Bank’s three largest borrowers totaled approximately $13.1 million, $9.2 million and $7.9 million, respectively.

Loan Originations, Purchases, Sales, Solicitation and Processing.  The following table shows total loans originated, purchased, acquired and repaid during the periods indicated.

	For the Years Ended June 30,
	2013	2012	2011
	(In Thousands)
Loans originated and purchased:
Loan originations:
Real estate mortgage:
One-to-four family	$65,051	$66,456	$76,749
Multi-family and commercial	271,109	95,534	40,282
Commercial business	21,546	17,968	11,544
Construction	2,953	12,004	3,029
Consumer:
Home equity loans and lines of credit	26,070	35,741	20,484
Passbook or certificate	1,492	2,740	1,045
Other	446	504	571
Total loan originations	388,667	230,947	153,704
Loan purchases:
Real estate mortgage:
One-to-four family	16,288	22,185	4,366
Multi-family and commercial	1,485	57,829	-
Total loans purchased	17,773	80,014	4,366
Loans acquired from Central Jersey	-	-	347,721
Loans sold:
One-to-four family	-	-	(2,574)
Commercial SBA participations	(4,775)	(6,462)	(5,056)
Total loan sold	(4,775)	(6,462)	(7,630)
Loan principal repayments	(322,187)	(280,578)	(238,404)
Decrease due to other items	(3,622)	(6,386)	(8,325)

Net increase in loan portfolio	$75,856	$17,535	$251,432

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

During prior years, the Bank had purchased loans under the terms of loan purchase and servicing agreements with three large nationwide lenders, in order to supplement the Bank’s residential mortgage loan production pipeline.  The original agreements called for the purchase of loan pools that contain mortgages on residential properties in our lending area.  Subsequently, we expanded our loan purchase and servicing agreements with the same nationwide lenders to include mortgage loans secured by residential real estate located outside of New Jersey.  We have procedures in place for purchasing these mortgages such that the underwriting guidelines are consistent with those used in our in-house loan origination process.  The evaluation and approval process ensures that the purchased loans generally conform to our normal underwriting guidelines.  Our due diligence process includes full credit reviews and an examination of the title policy and associated legal instruments.  We recalculate debt service and loan-to-value ratios for accuracy and review appraisals for reasonableness.  All loan packages presented to the Bank must meet the Bank’s underwriting requirements as outlined in the purchase and servicing agreements and are subject to the same review process outlined above.  Furthermore, there are stricter underwriting guidelines in place for out-of-state mortgages, including higher minimum credit scores.  The Company did not purchase residential mortgage loans under the noted purchase and servicing agreements during the year ended June 30, 2013.

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

As of June 30, 2013, our portfolio of out-of-state residential mortgages includes loans in 17 states totaling approximately $24.6 million or 4.9% of one-to-four family mortgage loans.  The states with the three largest concentrations of such loans at June 30, 2013 were Georgia, Connecticut and New York with outstanding principal balances totaling $3.0 million, $2.8 million and $2.6 million, respectively.  The aggregate outstanding balances of loans in each of the remaining 14 states comprise less than 10% of the total balance of out-of-state residential mortgage loans.

The Bank also enters into purchase agreements with a limited number of mortgage originators to supplement the Bank’s loan production pipeline.  These agreements call for the purchase, on a flow basis, of one-to-four family first mortgage loans with servicing released to the Bank.  During the year ended June 30, 2013, we purchased fixed-rate loans with principal balances totaling $16.3 million from these sellers.

In addition to purchasing one-to-four family loans, we have also purchased participations in commercial mortgage loans originated by other banks and non-bank originators. As noted earlier, our commercial loan acquisitions included the purchase of a participation totaling $1.5 million during the year ended June 30, 2013.  As of that date, the number and aggregate outstanding balance of commercial loan participations totaled 24 and $50.8 million, respectively, representing loans on a variety of multi-family and commercial real estate properties.

The participations noted above exclude those acquired through the Thrift Institutions Community Investment Corporation of New Jersey (“TICIC”), a subsidiary of the New Jersey Bankers Association that is no longer actively originating loans.  At June 30, 2013, our remaining TICIC participations included a total of 18 loans with an aggregate balance of $3.3 million representing loans on multi-family and commercial real estate properties.

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

	At June 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Loans accounted for on a nonaccrual basis:
Real estate mortgage:
One- to four-family	$11,675	$14,917	$4,056	$1,867	$2,120
Multi-family and commercial	10,163	11,008	7,429	4,358	5,626
Commercial business	4,836	3,941	4,866	2,298	—
Consumer:
Home equity loans	703	984	204	250	27
Home equity lines of credit	626	193	93	—	—
Other	28	6	22	1	—
Construction	2,886	1,758	1,654	468	362
Total	30,917	32,807	18,324	9,242	8,135
Accruing loans which are contractually past due 90 days or more:
Real estate mortgage:
One- to four-family	—	—	14,923	12,321	5,017
Multi-family and commercial	—	398	—	—	—
Commercial business	—	293	1,718	—	—
Consumer:	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Passbook or certificate	—	—	—	—	—
Other	—	—	—	—	—
Construction	—	—	—	—	—
Total	—	691	16,641	12,321	5,017

Total nonperforming loans	$30,917	$33,498	$34,965	$21,563	$13,152
Real estate owned	$2,061	$3,811	$7,497	$146	$109
Total nonperforming assets	$32,978	$37,309	$42,462	$21,709	$13,261
Total nonperforming loans to total loans	2.27%	2.61%	2.76%	2.13%	1.26%
Total nonperforming loans to total assets	0.98%	1.14%	1.20%	0.92%	0.62%
Total nonperforming assets to total assets	1.05%	1.27%	1.46%	0.93%	0.62%

Total nonperforming assets decreased by $4.3 million to $33.0 million at June 30, 2013 from $37.3 million at June 30, 2012.  The decrease comprised a net decline in nonperforming loans of $2.6 million plus a net decrease in real estate owned of $1.7 million.  For those same comparative periods, the number of nonperforming loans increased to 127 loans from 122 loans while the number of real estate owned properties remained unchanged at eight.

At June 30, 2013, nonperforming loans comprised $30.9 million of “nonaccrual” loans with no loans being reported as “accruing loans over 90 days past due”.  By comparison, at June 30, 2012 nonperforming loan comprised $32.8 million of “nonaccrual” loans and $691,000 of “accruing loans over 90 days past due”.

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

Nonperforming one-to-four family mortgage loans at June 30, 2013 include 49 nonaccrual loans totaling $11.7 million whose net outstanding balances range from $13,000 to $539,000 with an average balance of approximately $238,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey properties, with one out-of-state loan totaling $483,000 secured by a property located in South Carolina.  The Company has identified approximately $697,000 of specific impairment relating to seven of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2013.

The number and balance of nonperforming one-to-four family mortgage loans at June 30, 2013 includes 36 loans totaling $9.2 million that were originally acquired from Countrywide with such loans comprising 29.9% of total nonperforming loans as of June 30, 2013.  As of that same date, the Bank owned a total of 93 residential mortgage loans with an aggregate outstanding balance of $41.8 million that were originally acquired from Countrywide.  Of these loans, an additional three loans totaling $958,000 million are 30-89 days past due and are in various stages of collection.

Nonperforming commercial real estate loans, including multi-family and nonresidential mortgage loans, include 22 nonaccrual loans totaling $10.2 million.  At June 30, 2013, the outstanding balances of these loans range from $10,000 to $1,540,000 with an average balance of approximately $462,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are secured by New Jersey properties.  The Company has identified approximately $514,000 of specific impairment relating to three of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2013.

Nonperforming commercial business loans at June 30, 2013 include 33 nonaccrual loans totaling $4.8 million.  At June 30, 2013, the outstanding balances of these loans range from $12,000 to $910,000 with an average balance of approximately $147,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey properties and, to a lesser extent, other forms of collateral.  The Company has identified approximately $757,000 of specific impairment relating to 14 of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2013.

Home equity loans and home equity lines of credit that are reported as nonperforming at June 30, 2013 include 15 nonaccrual loans totaling $1,329,000.  At June 30, 2013, the outstanding balances of these loans range from $2,000 to $470,000 with an average balance of approximately $89,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey properties.  The Company has identified approximately $110,000 of specific impairment relating to two of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2013.

 Other consumer loans that are reported as nonperforming include two nonaccrual loans totaling $28,000 that are in various stages of collection.

Finally, nonperforming construction loans include six nonaccrual loans totaling $2.9 million.  At June 30, 2013, the outstanding balances of these loans range from $316,000 to $1.2 million with an average balance of approximately $481,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are secured by New Jersey properties in varying stages of development.  The Company has identified no specific impairment relating to these nonperforming loans at June 30, 2013.

During the years ended June 30, 2013, 2012 and 2011, gross interest income of $2,100,000, $1,697,000 and $591,000, respectively, would have been recognized on loans accounted for on a nonaccrual basis if those loans had been current.  Interest income recognized on such loans of $46,000, $134,000 and $289,000 was included in income for the years ended June 30, 2013, 2012 and 2011, respectively.

At June 30, 2013, 2012, 2011 and 2010, the Bank had loans with aggregate outstanding balances totaling $9,445,000, $6,679,000, $2,346,000 and $945,000, respectively, reported as troubled debt restructurings.  No loans were reported as troubled debt restructurings at June 30, 2009.

During the year ended June 30, 2013, gross interest income of $303,000 would have been recognized on loans reported as troubled debt restructurings under their original terms prior to restructuring.  Actual interest income of $250,000 was recognized on such loans for the year ended June 30, 2013 reflecting the interest received under the revised terms of those restructured loans.

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

During the year ended June 30, 2010, gross interest income of $63,000 would have been reocgnized on loans reported as troubled debt restructurings under their original terms prior to restructuring.  Actual interest income of $46,000 was recognized on such loans for the year ended June 30, 2010 reflecting the interest received under the revised terms of thos restructured loans.

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

In the past, the Company’s impaired loans with impairment were characterized by “split classifications” (ex. Substandard/Loss) with all loan impairment being ascribed a “Loss” classification by default and charge offs being recorded against the allowance for loan loss at the time such losses were realized.  For loans primarily secured by real estate, which have historically comprised a large majority of the Company’s loan portfolio, the recognition of impairments as “charge offs” typically coincided with the foreclosure of the property securing the impaired loan at which time the property was brought into real estate owned at its fair value, less estimated selling costs, and any portion of the loan’s carrying value in excess of that amount was charged off against the ALLL.

During fiscal 2012, the Bank modified its loan classification and charge off practices to more closely align them to those of other institutions regulated by the Office of the Comptroller of the Currency (“OCC”).  The OCC succeeded the Office of Thrift Supervision (“OTS”) as the Bank’s primary regulator effective July 21, 2011.  The classification of loan impairment as “Loss” is now based upon a confirmed expectation for loss, rather than simply equating impairment with a “Loss” classification by default.  For loans primarily secured by real estate, the expectation for loss is generally confirmed when: (a) impairment is identified on a loan individually evaluated in the manner described below and, (b) the loan is presumed to be collateral-dependent such that the source of loan repayment is expected to arise solely from sale of the collateral securing the applicable loan.  Impairment identified on non-collateral-dependent loans may or may not be eligible for a “Loss” classification depending upon the other salient facts and circumstances that affect the manner and likelihood of loan repayment. However, loan impairment that is classified as “Loss” is now charged off against the ALLL concurrent with that classification rather than deferring the charge off of confirmed expected losses until they are “realized”.

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

The following table discloses our designation of certain loans as special mention or adversely classified during each of the five years presented.  See Page 39 for discussion regarding classified securities.

	At June 30,
	2013	2012	2011	2010	2009
	(In Thousands)

Special Mention	$14,050	$20,297	$11,141	$10,353	$3,506
Substandard	43,371	48,131	39,093	18,697	14,891
Doubtful	391	892	614	—	817
Loss (1)	—	—	—	—	—

Total	$57,812	$69,320	$50,846	$29,050	$19,214

      (1) Net of specific valuation allowances where applicable

At June 30, 2013, 39 loans were classified as Special Mention and 178 loans were classified as Substandard.  As of that same date, four loans were classified as Doubtful.  As noted above, all loans, or portions thereof, classified as Loss during fiscal 2013 were charged off against the allowance for loan losses.

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

As noted, the second tier of the Company’s allowance for loan loss calculation also utilizes environmental loss factors to estimate the probable losses within the loan portfolio. Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio. Such risk criteria includes the level of and trends in nonperforming loans; the effects of changes in credit policy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations and changes in local and regional real estate values.  For each category of the loan portfolio, a level of risk, developed from a number of internal and external resources, is assigned to each of the qualitative criteria utilizing a scale ranging from zero (negligible risk) to 15 (high risk) with higher values potentially ascribed to exceptional levels of risk that exceed the standard range, as appropriate. The sum of the risk values, expressed as a whole number, is multiplied by .01% to arrive at an overall environmental loss factor, expressed in basis points, for each loan category.

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

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated.

	For the Years Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Allowance balance (at beginning of period)	$10,117	$11,767	$8,561	$6,434	$6,104
Provision for loan losses	4,464	5,750	4,628	2,616	317
Charge-offs:
One-to-four family mortgage	2,272	6,398	931	202	2
Home equity loan	221	135	7	16	—
Commercial mortgage	1,042	483	—	322	—
Commercial business	182	349	5	—	—
Construction	9	106	492	—	—
Other	2	9	7	1	3
Total charge-offs	3,728	7,480	1,442	541	5
Recoveries:
One-to-four family mortgage	15	6	6	10	—
Home equity loan	10	2	—	—	—
Commercial mortgage	—	37	2	42	—
Commercial business	18	—	11	—	18
Construction	—	33	—	—	—
Other	—	2	1	—	—
Total recoveries	43	80	20	52	18
Net (charge-offs) recoveries	(3,685)	(7,400)	(1,422)	(489)	13
Allowance balance (at end of period)	$10,896	$10,117	$11,767	$8,561	$6,434
Total loans outstanding	$1,361,718	$1,285,890	$1,269,372	$1,013,149	$1,044,885
Average loans outstanding	$1,309,085	$1,250,307	$1,172,576	$1,030,287	$1,064,019
Allowance for loan losses as a percent of total loans outstanding	0.80%	0.79%	0.93%	0.84%	0.62%
Net loan charge-offs as a percent of average loans outstanding	0.28%	0.59%	0.12%	0.05%	0.00%
Allowance for loan losses to non-performing loans	35.24%	30.20%	33.65%	39.70%	48.92%

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

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in Thousands)
At end of period allocated to:
Real estate mortgage:
One-to-four family	$3,660	36.77%	$4,572	43.77%	$6,644	48.13%	$4,302	65.52%	$3,254	65.97%
Multi-family and commercial	5,359	48.97	3,443	37.71	3,336	30.23	3,315	20.04	2,181	18.89
Commercial business	1,218	5.19	1,310	6.88	880	8.27	108	1.42	73	1.42
Consumer:
Home equity loans	490	5.93	447	7.45	322	8.78	313	10.03	510	10.85
Home equity lines of credit	76	1.95	54	2.30	49	2.59	34	1.12	55	1.16
Other	12	0.32	14	0.31	14	0.30	13	0.42	24	0.43
Construction	81	0.87	277	1.58	289	1.70	245	1.45	106	1.28
	10,896		10,117		11,534		8,330		6,203
Unallocated	-		-		233		231		231

Total	$10,896	100.00%	$10,117	100.00%	$11,767	100.00%	$8,561	100.00%	$6,434	100.00%

The following table sets forth the allocation of the allowance for loan losses by loan category and segment within each valuation allowance category at the dates indicated.  The valuation allowance categories presented reflect the allowance for loan loss calculation methodology in effect at the time.

	At June 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Valuation allowance for loans individually evaluated for impairment:
Real estate mortgage:
One-to-four family	$697	$1,240	$4,061	$2,433	$150
Multi-family and commercial	514	667	1,503	1,771	1,278
Commercial business	757	776	692	5	2
Consumer:
Home equity loans	110	127	—	—	—
Home equity lines of credit	—	—	—	—	—
Other	—	—	—	—	—
Construction	—	—	105	106	—
Total valuation allowance	2,078	2,810	6,361	4,315	1,430

Valuation allowance for loans collectively evaluated for impairment:
Historical loss factors	2,439	2,288	738	199	30
Environmental loss factors:
Real estate mortgage:
One-to-four family	1,278	1,502	2,160	1,784	3,098
Multi-family and commercial	4,292	2,776	1,658	1,443	901
Commercial business	407	316	186	103	71
Consumer:
Home equity loans	239	258	312	305	510
Home equity lines of credit	76	54	49	34	55
Other	6	8	8	8	8
Construction	81	105	62	139	100
Total environmental loss factors	6,379	5,019	4,435	3,816	4,743

Total (Factors based)	8,818	7,307	5,173	4,015	4,773

Unallocated general valuation allowance	—	—	233	231	231

Total allowance for loan losses	$10,896	$10,117	$11,767	$8,561	$6,434

During the year ended June 30, 2013, the balance of the allowance for loan losses increased by approximately $779,000 to $10.9 million or 0.80% of total loans at June 30, 2013 from $10.1 million or 0.79% of total loans at June 30, 2012.  The increase resulted from provisions of $4.5 million during the year ended June 30, 2013 that were partially offset by charge offs, net of recoveries, totaling $3.7 million.

With regard to loans individually evaluated for impairment, the balance of the Company’s allowance for loan losses attributable to such loans decreased by $732,000 to $2.1 million at June 30, 2013 from $2.8 million at June 30, 2012.  The balance at June 30, 2013 reflected the allowance for impairment identified on $4.7 million of impaired loans while an additional $34.8 million of impaired loans had no allowance for impairment as of that date.  By comparison, the balance of the allowance at June 30, 2012 reflected the impairment identified on $10.1 million of impaired loans while an additional $31.9 million of impaired loans had no impairment as of that date. The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of the Company’s allowance for loan losses attributable to such loans increased by $1.5 million to $8.8 million at June 30, 2013 from $7.3 million at June 30, 2012.  The increase in valuation was partly attributable to a $78.3 million increase in the aggregate outstanding balance of loans collectively evaluated for impairment to $1.32 billion at June 30, 2013 from $1.24 billion at June 30, 2012 as well as the ongoing reallocation of loans within the portfolio in favor of commercial loans against which the Bank generally assigns comparatively higher historical and environmental loss factors in its ALLL calculation.  The increase in the allowance also reflected changes to certain environmental and historical loss factors themselves.

Specifically, the Company’s loan portfolio experienced a net annualized average charge-off rate of 28 basis points during the year ended June 30, 2013 representing a decrease of 31 basis points from the 59 basis points of charge offs reported for fiscal 2012.  The historical loss factors used in the Company’s allowance for loan loss calculation methodology were updated to reflect the effect of these charge offs on the average annualized historical charge off rates by loan segment over the two year look-back period used by that methodology.  The effect of the decline in the aggregate charge off rate during the current year was more than offset by the concurrent increase in the overall balance of the unimpaired portion of the loan portfolio noted above.  Together, these factors resulted in a net increase of $151,000 in the applicable portion of the allowance to $2,439,000 as of June 30, 2013 compared to $2,288,000 at June 30, 2012.

Regarding environmental loss factors, changes to such factors during the year ended June 30, 2013 primarily reflected increases to those factors applicable to the Company’s acquired loans.  All such loans were initially recorded at fair value at acquisition reflecting any impairment identified on such loans at that time.  In general, the aggregate level of realized losses on the acquired impaired loans has not exceeded the level of impairment originally ascribed to the loans at the time of acquisition.  However, the Company has identified and recognized some degree of “post-acquisition” impairment and charge offs attributable to acquired loans that were performing at the time of acquisition.  While the level of this “post-acquisition” impairment has generally been limited, the Company considers such losses in developing the environmental loss factors used to calculate the required allowance applicable to the non-impaired portion of its acquired loan portfolio.  In recognition of these considerations, the Company has modified the following environmental loss factors applicable to the acquired loans during the year ended June 30, 2013 from those levels that were in effect at June 30, 2012:

• Level of and trends in nonperforming loans: Increased (+9) from “3” to “12” reflecting continuing increases in the level of nonperforming loans and associated losses within the portfolio segment coupled with the potentially adverse effects of Hurricane Sandy on borrower repayment ability.

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

Given their prior acquisition at fair value, the environmental loss factors established for the loans acquired though business combinations generally reflect a comparatively lower level of risk than those applicable to the remaining portfolio.  In accordance with the methodology described earlier, the Company has assigned the risk values to the three environmental loss factors noted above resulting in a reported number of basis points of allowance being allocated to the applicable loans at June 30, 2013.  The level of environmental loss factors attributable to these loans will continue to be monitored and adjusted to reflect the Company’s best judgment as to the level of incurred losses on the acquired loans that are collectively evaluated for impairment.

  In conjunction with the net changes to the outstanding balance of the applicable loans, the increase in the environmental loss factors during the year ended June 30, 2013 resulted in a net increase of $1,360,000 in the applicable valuation allowances to $6,379,000 at June 30, 2013 from $5,019,000 at June 30, 2012.

The tables on the following pages present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at June 30, 2013, and June 30, 2012.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at June 30, 2013
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
Residential mortgage loans
Originated	0.09%	0.30%	0.39%
Purchased	2.78%	0.75%	3.53%
Acquired in merger	1.62%	0.24%	1.86%
Home equity loans
Originated	0.15%	0.36%	0.51%
Acquired in merger	0.30%	0.24%	0.54%
Home equity lines of credit
Originated	0.00%	0.36%	0.36%
Acquired in merger	0.00%	0.24%	0.24%
Construction loans
1-4 family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Commercial mortgage loans
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Nonresidential
Originated	0.13%	0.72%	0.85%
Acquired in merger	0.11%	0.24%	0.35%
Commercial business loans
Secured (1-4 family)
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Secured (Other)
Originated	0.08%	0.72%	0.80%
Acquired in merger	0.07%	0.24%	0.31%
Unsecured
Originated	0.00%	0.57%	0.57%
Acquired in merger	0.00%	0.18%	0.18%

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at June 30, 2013 (continued)
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
SBA 7A
Originated	0.00%	0.72%	0.72%
Acquired in merger	1.58%	0.24%	1.82%
SBA Express
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
SBA Line of Credit
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
SBA Other
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Other consumer loans (1)	-	-	-
________________________________________________
(1)  The Company generally maintains an environmental loss factor of 0.27% on other consumer loans while historical loss factors range from 0.00% to 100.00% based on loan type. Resulting balances in the allowance for loan losses are immaterial and therefore excluded from the presentation.

(2)  ”Base” environmental factors reported excluding the effect of “weights” attributable to internal credit-rating classification as follows: “Pass-1”: 70%, “Pass-2”: 80%, “Pass-3”: 90%, “Pass-4”: 100%, “Watch”: 200%, “Special Mention”: 400%, “Substandard”: 600%, “Doubtful”: 800%.  (e.g. Environmental loss factor applicable to originated residential mortgage loan rated as “Substandard”: 0.30% X 600% = 1.8%).

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

(2)  ”Base” environmental factors reported excluding the effect of “weights” attributable to internal credit-rating classification as follows: “Pass-1”: 70%, “Pass-2”: 80%, “Pass-3”: 90%, “Pass-4”: 100%, “Watch”: 200%, “Special Mention”: 400%, “Substandard”: 600%, “Doubtful”: 800%.  (e.g. Environmental loss factor applicable to originated residential mortgage loan rated as “Substandard”: 0.30% X 600% = 1.8%).

An overview of the balances and activity within the allowance for loan loss during prior fiscal years reflects the lagging detrimental effects on economic and market conditions that resulted from the 2008-2009 financial crisis which have continued to adversely impact credit quality with the Company’s loan portfolio since that time.

During the fiscal year ended June 30, 2012, the balance of the allowance for loan losses decreased by approximately $1.7 million to $10.1 million at June 30, 2012 from $11.8 million at June 30, 2011.  The decrease resulted from net charge offs totaling $7.4 million that were partially offset by additional provisions of $5.8 million.  As noted earlier, the net charge offs reported during fiscal 2012 reflected changes to the Company’s loan classification and charge off practices that resulted in the accelerated charge off of approximately $4.2 million of confirmed expected losses for which valuation allowances had been previously established for identified impairments.  Due partly to this change, valuation allowances attributable to impairment identified on individually evaluated loans decreased by $3.6 million to $2.8 million at June 30, 2012 from $6.4 million at June 30, 2011.  For those same comparative periods, valuation allowances on loans evaluated collectively for impairment increased by approximately $2.1 million to $7.3 million from $5.2 million reflecting the overall growth in the balance of non-impaired loans in the portfolio in conjunction with changes to the historical and environmental loss factors used in the allowance for loan loss calculation during the year.  As noted earlier, changes to environmental loss factors during fiscal 2012 included those arising from the Company incorporating  its credit-rating classification system into the calculation of environmental loss factors by loan type.  Finally, the balance of the unallocated allowance was reduced to zero at June 30, 2012 from its prior balance of $233,000 at June 30, 2011.

During the fiscal year ended June 30, 2011, the balance of the allowance for loan losses increased by approximately $3.2 million to $11.8 million at June 30, 2011 from $8.6 million at June 30, 2010.    The increase resulted from additional provisions of $4.6 million that were partially offset by net charge offs of $1.4 million during fiscal 2011.  Valuation allowances attributable to impairment identified on individually evaluated loans increased by $2.1 million to $6.4 million at June 30, 2011 from $4.3 million at June 30, 2010.  For those same comparative periods, valuation allowances on loans evaluated collectively for impairment increased by approximately $1.2 million to $5.2 million from $4.0 million reflecting the overall growth in the balance of non-impaired loans in the portfolio in conjunction with changes to the historical and environmental loss factors used in the allowance for loan loss calculation during the year.  The balance of the unallocated allowance increased from $231,000 to $233,000 for those same comparative periods.

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

During the fiscal year ended June 30, 2009, the balance of the allowance for loan losses increased by $330,000 to $6.4 million at June 30, 2009 from $6.1 million at June 30, 2008.  The net increase resulted from additional provisions of $317,000 augmented by recoveries, net of charge offs totaling approximately $13,000.  Valuation allowances attributable to impairment identified on individually evaluated loans increased by $267,000 to $1.4 million at June 30, 2009 from $1.2 million at June 30, 2008.  For those same comparative periods, valuation allowances on loans evaluated collectively for impairment increased by approximately $127,000 to $4.8 million from $4.6 million reflecting the overall growth in the non-impaired portion of the loan portfolio and stability in the historical and environmental loss factors used in the allowance for loan loss calculation during the year.  The balance of the unallocated allowance decreased from $295,000 to $231,000 for those same comparative periods.

The calculation of probable losses within a loan portfolio and the resulting allowance for loan losses is subject to estimates and assumptions that are susceptible to significant revisions as more information becomes available and as events or conditions effecting individual borrowers and the marketplace as a whole change over time.  Future additions to the allowance for loan losses will likely be necessary if economic and market conditions do not improve in the future from those currently prevalent in the marketplace.  In addition, the federal banking regulators, as an integral part of its examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate.  The regulators may require the allowance for loan losses to be increased based on its review of information available at the time of the examination, which may negatively affect our earnings.

 Securities Portfolio

Our deposits and borrowings have traditionally exceeded our outstanding balance of loans receivable.  We have generally invested excess funds into investment securities with an emphasis during prior years on U.S. agency mortgage-backed securities and U.S. agency debentures.  Such assets are a significant component of our investment portfolio at June 30, 2013 and are expected to remain so in the future.  However, enhancements to our investment policies, strategies and infrastructure during fiscal 2013 enabled the Company to execute the restructuring and wholesale growth transactions described earlier that resulted in significant diversification and expansion of the Company’s securities portfolio during fiscal 2013, as described below.

At June 30, 2013, our securities portfolio totaled $1.39 billion and comprised 44.3% of our total assets.  By comparison, at June 30, 2012, our securities portfolio totaled $1.28 billion and comprised 43.5% of our total assets.

The year over year net increase in the securities portfolio totaled approximately $113.4 million which largely reflected the effects of the restructuring and wholesale growth transactions noted earlier while also reflecting other security purchases, net of repayments, during the year.  The growth in the portfolio was partially offset by a decline in the fair value of the available for sale securities portfolio which decreased from an unrealized gain of $39.7 million at June 30, 2012 to an unrealized loss of $7.4 million at June 30, 2013.

As noted, the increase in the outstanding balance of investment securities resulted in a modest increase in the portfolio as a percentage of total assets between comparative periods.  However, that increase largely reflects the execution of the wholesale growth transaction noted earlier.  Notwithstanding the near-term growth in the portfolio resulting from this transaction, our strategic business plan continues to call for shifting the mix of our earning assets toward greater balances of loans and lesser balances of investment securities over the longer term.

Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines.  Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, and marketability and performance objectives.  Our Chief Executive Officer, Chief Operating Officer, Chief Risk/Investment Officer and Chief Financial Officer, as the senior management members of the Company’s Capital Markets Committee (“CMC”), are designated by the Board of Directors as the officers primarily responsible for securities portfolio management and all transactions require the approval of at least two of these designated officers.  The Board of Directors is responsible for the oversight of the securities portfolio and the CMC’s activities relating thereto.
Federally chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized for purchase under the investment policy approved by our Board of Directors include U.S. government and agency mortgage-backed securities (including U.S. agency commercial MBS), U.S. government and government agency debentures, municipal obligations (consisting of bank qualified municipal bond obligations of state and local governments), corporate bonds, asset-backed securities and collateralized loan obligations.  The Company also holds a small balance of single issuer, trust preferred securities acquired through an earlier bank acquisition, but generally does not purchase such securities for the portfolio.  On a short-term basis, our investment policy authorizes investment in securities purchased under agreements to resell, federal funds, certificates of deposits of insured banks and savings institutions and Federal Home Loan Bank term deposits.

The carrying value of the Company’s mortgage-backed securities totaled $881.8 million at June 30, 2013 and comprised 63.3% of total investments and 28.0% of total assets as of that date.  Mortgage-backed securities generally include mortgage pass-through securities and collateralized mortgage obligations which are typically issued with stated principal amounts and backed by pools of mortgage loans.  Mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of non-agency corporate issuers) to pool and package mortgage loans into mortgage-backed securities.  The cash flow and re-pricing characteristics of a mortgage pass-through security generally approximate those of the underlying mortgages.  By comparison, the cash flow and re-pricing characteristics of collateralized mortgage obligations are determined by those assigned to an individual security, or “tranche”, within the terms of a larger investment vehicle which allocates cash flows to its component tranches based upon a predetermined structure as payments are received from the underlying mortgagors.

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

During the year ended June 30, 2013, non-agency CMOs totaling $18,000 fell below the Company’s investment grade threshold triggering their sale resulting in sale losses totaling $6,000.  Similar sales were executed during fiscal 2012 and fiscal 2011 for CMOs totaling $32,000 and $34,000, respectively, resulting in losses on sale of $6,000 and $28,000, respectively.

At June 30, 2013, the Company's remaining portfolio of non-agency CMOs comprised seven securities totaling $105,000 of which four were impaired but maintained their credit-ratings, where applicable, at levels supporting an investment grade assessment by the Company.  These securities, all of which were acquired through the AMF Fund redemption and remain in the held-to-maturity portfolio, were not OTTI as of that date.

The carrying value of the Company’s U.S. agency debt securities totaled $149.8 million at June 30, 2013 and comprised 10.8% of total investments and 4.8% of total assets as of that date.  Such securities included $144.8 million of fixed rate U.S. agency debentures as well as $5.0 million of securitized pools of loans issued and fully guaranteed by the SBA.

The carrying value of the Company’s securities representing obligations of state and political subdivisions totaled $90.6 million at June 30, 2013 and comprised 6.5% of total investments and 2.9% of total assets as of that date.  Such securities include approximately $88.5 million of highly-rated, fixed rate bank qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts.  The portfolio also includes a nominal balance of non-rated municipal obligations totaling approximately $2.1 million comprising seven short term, bond anticipation notes (“BANs”) issued by a total of three New Jersey municipalities with whom the Company also maintains deposit relationships.  At June 30, 2013, each of the Company’s municipal obligations were consistently rated by Moody’s Investors Service (“Moody’s)  and Standard & Poor’s Financial Services (“S&P”) well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling or exceeding “A” or higher by S&P and/or “A2” or higher by Moody’s.

The carrying value of the Company’s asset-backed securities totaled $24.8 million at June 30, 2013 and comprised 1.8% of total investments and less than one percent of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees.  The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  The Company’s securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” by S&P at June 30, 2013.

The outstanding balance of the Company’s collateralized loan obligations totaled $78.5 million at June 30, 2013 and comprised 5.6% of total investments and 2.5% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities comprised primarily of securitized commercial loans to large, U.S. corporations.  The Company’s securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  At June 30, 2013, each of the Company’s collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling or exceeding “AA” or higher by S&P and/or “Aa1” or higher by Moody’s.

The carrying value of the Company’s corporate bonds totaled $159.2 million at June 30, 2013 and comprised 11.4% of total investments and 5.1% of total assets as of that date.  This category of securities is comprised entirely of floating-rate corporate debt obligations of large financial institutions.  At June 30, 2013, each of the Company’s corporate bonds were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling or exceeding “A-” or higher by S&P and/or “A3” or higher by Moody’s.

Finally, the carrying value of the Company’s trust preferred securities totaled $7.3 million at June 30, 2013 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.  At June 30, 2013, two of the securities at an amortized cost of $3.0 million that were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment.  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JP Morgan Chase & Co.  The Company also owned two trust preferred securities at an amortized cost of $4.9 million whose external credit ratings by both S&P and Moody’s fell below the thresholds that the Company normally associates with investment grade securities.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.  These two securities were classified as “Substandard” for regulatory reporting purposes at June 30, 2013.  Finally, the Company holds one non-rated trust preferred security with a par value of $1.0 million representing a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc.

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

We do not currently use or maintain a trading account.  Securities not classified as “held to maturity” are classified as “available for sale”.  These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as adjustments to Accumulated Other Comprehensive Income, a separate component of equity.  As of June 30, 2013, the Company’s held to maturity securities portfolio had a carrying value of $311.1 million or 22.4% of the Company’s total securities with the remaining $1.1 billion or 77.6% of securities classified as available for sale.

Other than mortgage-backed or debt securities issued or guaranteed by the U.S. government or its agencies, we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity at June 30, 2013.  All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value.  The Company has determined that none of its securities with unrealized losses at June 30, 2013 are other than temporarily impaired as of that date.

Purchases of securities are made based on certain considerations, which include the interest rate, tax considerations, volatility, yield, settlement date and maturity of the security, our liquidity position and anticipated cash needs and sources.  The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered.  We do not purchase securities that are determined to be below investment grade.

During the years ended June 30, 2013, 2012 and 2011, proceeds from sales of securities available for sale totaled $442.8 million, $51.3 million and $26.5 million which resulted in gross gains of $10.6 million, $53,000 and $784,000 and gross losses of $135,000, $-0- and $7,000, respectively.  Proceeds from sale of securities held to maturity during the years ended June 30, 2013, 2012 and 2011 totaled $18,000, $32,000 and $34,000 with gross losses of $6,000, $6,000 and $28,000, respectively.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. Mortgage-backed securities include mortgage pass-through securities and collateralized mortgage obligations.

	At June 30,
	2013	2012	2011	2010	2009
	(In Thousands)
Securities Available for Sale:
U.S. agency obligations	$5,015	$5,889	$6,591	$3,942	$4,557
Obligations of states and political subdivisions	25,307	—	30,635	18,955	18,340
Asset-backed securities	24,798	—	—	—	—
Collateralized loan obligations	78,486	—	—	—	—
Corporate bonds	159,192	—	—	—	—
Trust preferred securities	7,324	6,713	7,447	6,600	5,130
Total securities available for sale	300,122	12,602	44,673	29,497	28,027
Securities Held to Maturity:
U.S. agency obligations	144,747	32,246	103,458	255,000	—
Obligations of states and political subdivisions	65,268	2,236	3,009	—	—
Total securities held to maturity	210,015	34,662	106,467	255,000	—
Mortgage-Backed Securities Available for Sale:
Government National Mortgage Association	6,333	11,690	13,581	15,628	18,431
Federal Home Loan Mortgage Corporation	299,833	460.509	390,448	273,704	289,468
Federal National Mortgage Association	474,486	757,905	656,218	414,123	375,886
Total mortgage-backed securities available for sale	780,652	1,230,104	1,060,247	703,455	683,785
Mortgage-Backed Securities Held to Maturity:
Federal Home Loan Mortgage Corporation	119	158	212	267	373
Federal National Mortgage Association	100,890	786	930	1,123	1,439
Non-agency	105	146	203	310	2,509
Total mortgage-backed securities held to maturity	101,114	1,090	1,345	1,700	4,321
Total	$1,391,903	$1,278,458	$1,212,732	$989,652	$716,133

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2013.  This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.  At June 30, 2013, securities with a carrying value of $150.6 million are callable within one year.

	At June 30, 2013
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Market Value
	(Dollars in Thousands)

U.S. agency obligations	$—	—%	$144,746	0.91%	$625	0.68%	$4,391	2.20%	$149,762	0.95%	$146,154
Obligations of states and political subdivisions	2,077	1.01%	—	—%	35,991	1.55%	52,507	2.25%	90,575	1.94%	86,496
Asset-backed securities	—	—%	—	—%	—	—%	24,798	0.97%	24,798	0.97%	24,798
Collateralized loan obligations	—	—%	3,862	1.83%	59,600	1.49%	15,024	1.44%	78,486	1.50%	78,486
Corporate bonds	—	—%	19,974	1.14%	139,218	1.26%	—	—%	159,192	1.24%	159,192
Trust preferred securities	—	—%	—	—%	—	—%	7,324	2.09%	7,324	2.09%	7,324
Mortgage-backed securities:
Pass-through:
Government National Mortgage Association	2	16.31%	68	9.27%	1,689	7.16%	4,574	5.01%	6,333	5.63%	6,333
Federal Home Loan Mortgage Corporation	6	4.39%	2,357	4.68%	90,307	2.55%	197,905	2.36%	290,575	2.44%	290,579
Federal National Mortgage Association	65	3.88%	6,834	4.30%	294,993	2.46%	220,007	3.20%	521,899	2.80%	517,192
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	—	—%	—	—%	—	—%	9,377	1.70%	9,377	1.70%	9,380
Federal National Mortgage Association	—	—%	—	—%	—	—%	53,477	1.93%	53,477	1.93%	53,509
Non-agency	—	—%	—	—%	—	—%	105	2.11%	105	2.11%	106

Total	$2,150	1.12%	$177,841	1.14%	$622,423	2.07%	$589,489	2.55%	$1,391,903	2.15%	$1,379,549

Sources of Funds

General.  Retail deposits are our primary source of funds for lending and other investment purposes.  In addition, we derive funds from loan and mortgage-backed securities principal repayments and proceeds from the maturities and calls of non-mortgage-backed securities.  Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions.  Wholesale funding sources including, but not limited to, borrowings from the FHLB of New York, wholesale deposits and other short term borrowings are also used to supplement the funding for loans and investments.

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

Deposits are obtained primarily from within New Jersey through the Bank’s network of retail branches.  Traditional methods of advertising are used to attract new customers and deposits, including radio, print media, outdoor advertising, direct mail and inserts included with customer statements.    Premiums or incentives for opening accounts are sometimes offered.  One of our key retail products in recent years has been “Star Banking”, which bundles a number of banking services and products together for those customers with a checking account with direct deposit and combined deposits of $20,000 or more, including Internet banking, bill pay, telephone banking, reduced rates on home equity loans and a 15 basis point premium on certificates of deposit with a term of at least one year, excluding special promotions.  We also offer “High Yield Checking” which is primarily designed to attract core deposits in the form of customers’ primary checking accounts through interest rate and fee reimbursement incentives to qualifying customers.  The comparatively higher interest expense associated with the “High Yield Checking” product in relation to our other checking products is partially offset by the transaction fee income associated with the account.

We may also offer a 15 basis point premium on certificate of deposit accounts with a term of at least one year, excluding special promotions, to certificate of deposit accountholders that have $500,000 or more on deposit with the Bank.  Though certificates of deposit with non-standard maturities are popular in our market, we generally promote certificates of deposit with traditional maturities, including three and six months and one, two, three, four and five years.  During the term of our 17-month and 29-month certificates of deposit, we offer customers a “one-time option” to “step up” the rate paid from the original rate set on the certificate to the current rate being offered by the Bank for certificates of that particular maturity.

The determination of interest rates on retail deposits is based upon a number of factors, including: (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors’ rates for similar products; (3) our current cost of funds, yield on assets and asset/liability position; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of borrowing from the FHLB.  Interest rates are reviewed by senior management on a weekly basis.

We also utilize “non-retail” deposits as an alternative source of wholesale funding to traditional borrowings such as FHLB advances.  For example, in conjunction with the wholesale growth transaction discussed earlier, we utilized non-retail deposits in the form of brokered money market deposits as one funding source for that strategy.  At June 30, 2013, the balance of our interest-bearing checking accounts includes a total of $229.9 million of brokered money market deposits acquired through Promontory’s IND program.  The terms of the program generally establish a reciprocal commitment for Promontory to deliver and the Bank to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million.  Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions.

Additional sources of non-retail deposits including, but not limited to, deposits acquired through listing services and other sources of brokered deposits, may be utilized in the future as additional, alternative sources of wholesale funding.

A large percentage of our deposits are in certificates of deposit, which represented 41.4% and 50.9% of total deposits at June 30, 2013 and June 30, 2012, respectively.  Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed.  At June 30, 2013 and June 30, 2012, certificates of deposit maturing within one year were $646.6 million and $713.7 million, respectively.  Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue.

At June 30, 2013, $389.1 million or 39.6% of our certificates of deposit were certificates of $100,000 or more compared to $447.1 million or 40.4% at June 30, 2012.  The general level of market interest rates and money market conditions significantly influence deposit inflows and outflows.  The effects of these factors are particularly pronounced on deposit accounts with larger balances.  In particular, certificates of deposit with balances of $100,000 or greater are traditionally viewed as being a more volatile source of funding than comparatively lower balance certificates of deposit or non-maturity transaction accounts.  In order to retain certificates of deposit with balances or $100,000 or more, we may have to pay a premium rate, resulting in an increase in our cost of funds.  In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Years Ended June 30,
	2013			2012			2011
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in Thousands)

Non-interest-bearing demand	$172,954	8.04%	0.00%	$145,458	6.78%	0.00%	$98,587	5.08%	0.00%
Interest-bearing demand	494,625	23.00	0.37	454,166	21.19	0.59	377,978	19.50	0.91
Savings and club	445,470	20.72	0.20	414,560	19.34	0.33	375,767	19.38	0.58
Certificates of deposit	1,037,150	48.24	1.16	1,128,802	52.69	1.44	1,086,544	56.04	1.69

Total deposits	$2,150,199	100.00%	0.69%	$2,142,986	100.00%	0.95%	$1,938,876	100.00%	1.24%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2013	2012	2011
	(In Thousands)
Interest Rate
0.00-0.99%	$544,763	$516,645	$357,356
1.00-1.99%	313,361	389,408	517,529
2.00-2.99%	119,309	165,132	222,774
3.00-3.99%	4,028	12,409	18,722
4.00-4.99%	3	16,091	26,420
5.00-5.99%	-	5,242	9,046

Total	$981,464	$1,104,927	$1,151,847

The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of the date indicated.

At June 30, 2013
(In Thousands)
Maturity Period
Within three months	$85,295
Three through six months	66,653
Six through twelve months	89,145
Over twelve months	148,031

$389,124

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2013.

	Amount Due
	Within 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years	Total
	(In Thousands)
0.00-0.99%	$447,770	$85,252	$11,737	$—	$4	$—	$544,763
1.00-1.99%	151,342	65,161	20,813	31,764	44,281	—	313,361
2.00-2.99%	44,416	22,841	35,605	16,447	—	—	119,309
3.00-3.99%	3,062	966	—	—	—	—	4,028
4.00-4.99%	—	3	—	—	—	—	3

Total	$646,590	$174,223	$68,155	$48,211	$44,285	$—	$981,464

Borrowings.  The forms of wholesale funding utilized by the Company include borrowings in the form of advances from the FHLB of New York as well as other forms of borrowings.  We generally use wholesale funding to manage the Company’s exposure to interest rate risk and liquidity risk in conjunction with our overall asset/liability management process.  Toward that end, FHLB advances are primarily utilized to extend the duration of funding to partially offset the interest rate risk presented by our investment in longer-term fixed-rate loans and mortgage-backed securities.  Extending the duration of funding may be achieved by simply utilizing fixed rate borrowings with longer terms to maturity.  Alternately, we may utilize derivatives such as interest rate swaps and caps in conjunction with either short term fixed-rate or floating-rate borrowings to effectively extend the duration of those funding sources.

Advances from the FHLB are typically secured by our FHLB capital stock and certain investment securities and residential mortgage loans that we choose to utilize as collateral for such borrowings.  Additional information regarding our FHLB advances is included under Note 13 of the consolidated financial statements.

Short-term FHLB advances generally have original maturities of less than one year and include overnight borrowings which the Bank typically utilizes to address short term funding needs as they arise.  At June 30, 2013, the Bank had a total of $105.0 million of short-term FHLB advances at a weighted average interest rate of 0.39%.  Such advances included $100.0 million of a 90-day FHLB term advance drawn in conjunction with the wholesale growth transaction discussed earlier plus $5.0 million of overnight borrowings used for daily liquidity management purposes.

Long-term advances generally include term advances with original maturities of greater than one year.   At June 30, 2013, our outstanding balance of long-term FHLB advances totaled $145.9 million.  Such advances included $145.0 million of advances at a weighted average interest rate of 3.04%.  The terms of these advances were modified during fiscal 2013 in conjunction with the balance sheet restructuring transaction discussed earlier.  Long-term advances also include $854,000 of an amortizing advance at a rate of 4.94%.

       Our FHLB advances mature as follows:

Maturing in Years Ending June 30,	(In Thousands)
2014	$105,000
2021	854
2023	145,000
250,854
Fair value adjustments	77
Total	$250,931

Based upon the market value of investment securities and mortgage loans that are posted as collateral for FHLB advances at June 30, 2013, the Bank is eligible to borrow up to an additional $334.9 million of advances from the FHLB as of that date.  The Bank is authorized to post additional collateral in the form of other unencumbered investments securities and eligible mortgage loans that may expand its borrowing capacity with the FHLB up to 30% of the Bank’s total assets.  Additional borrowing capacity up to 50% of the Bank’s total assets may be authorized with the approval of the FHLB’s Board of Directors or Executive Committee.

The balance of borrowings at June 30, 2013 also included overnight borrowings in the form of depositor sweep accounts totaling $36.8 million.  Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

Interest Rate Derivatives and Hedging

The Company utilizes derivative instruments in the form of interest rate swaps and caps to hedge its exposure to interest rate risk in conjunction with its overall asset/liability management process. In accordance with accounting requirements, the Company formally designates all of its hedging relationships as either fair value hedges, intended to offset the changes in the value of certain financial instruments due to movements in interest rates, or cash flow hedges, intended to offset changes in the cash flows of certain financial instruments due to movement in interest rates, and documents the strategy for undertaking the hedge transactions and its method of assessing ongoing effectiveness.

At June 30, 2013, the Company’s derivative instruments are comprised entirely of interest rate swaps and caps with total notional amounts of $225.0 million and $75.0 million, respectively with Wells Fargo Bank, N.A. serving as the counterparty to each of the transactions.  These instruments are intended to manage the interest rate exposure relating to certain wholesale funding positions drawn during fiscal 2013.

Additional information regarding the Company’s use of interest rate derivatives and its hedging activities is presented in Note 1 and Note 14 to the consolidated financial statements.

Subsidiary Activity

During the year ended June 30, 2013, Kearny Federal Savings Bank was the single wholly-owned operating subsidiary of Kearny Financial Corp.  Kearny Federal Savings Bank, in turn, has three wholly owned subsidiaries: KFS Financial Services, Inc., KFS Investment Corp and CJB Investment Corp.

KFS Financial Services, Inc. was incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., and was acquired in the Bank’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000. It is a service corporation subsidiary that was originally organized for selling insurance products, including annuities, to Bank customers and the general public through a third party networking arrangement.  Prior to fiscal 2013, KFS Financial Services, Inc. could only offer insurance products through an agreement with a licensed insurance agency. KFS Financial Services, Inc. had previously entered into an agreement with The Savings Bank Life Insurance Company of Massachusetts, a licensed insurance agency, through which it offers insurance products.  During fiscal 2013, KFS Financial Services, Inc. applied for and received its insurance agency license from the State of New Jersey Department of Banking and Insurance in support of the Company’s future strategic expansion into insurance agency activities.  At June 30, 2013, it held assets totaling approximately $306,000 comprised primarily of cash on deposit at the Bank.

KFS Investment Corp. was organized in October 2007 under New Jersey law as a New Jersey Investment Company.  At June 30, 2013, KFS Investment Corp. held no assets and was considered inactive.

CJB Investment Corp. was acquired by the Bank through the Company’s acquisition of Central Jersey Bancorp in November 2010.  CJB Investment Corp was organized under New Jersey law as a New Jersey Investment Company.  CJB Investment Corp. was organized primarily to hold mortgage-backed and non-mortgage-backed securities.  At June 30, 2013, CJB Investment Corp. has total consolidated assets of $159.5 million comprised primarily of investment securities and cash and cash equivalents.

Personnel

As of June 30, 2013, we had 398 full-time employees and 55 part-time employees equating to a total of 426 full time equivalent (“FTE”) employees.  By comparison, at June 30, 2012, we had 398 full-time employees and 61 part-time employees equating to a total of 428 FTEs.  Our employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

The Bank must file reports with the OCC concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions.  The OCC regularly examines the Bank and prepares reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations. The OCC has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Comptroller of the Currency to take enforcement action with respect to a particular federally chartered savings bank and, if the Comptroller does not take action, the FDIC has authority to take such action under certain circumstances.

Federal Deposit Insurance.   The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance was extended to non-interest-bearing transaction accounts until December 31, 2012.

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

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments.  In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a three basis point increase in the assessment rate in 2011 and 2012.  The prepaid assessment was applied against actual quarterly assessments throughout fiscal 2013 with approximately $747,000 remaining excess funds returned to the institution prior to June 30, 2013.

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

The FDIC has adopted assessment regulations that redefine the assessment base as average consolidated assets less average tangible equity.  Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages.  In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets are reduced by goodwill and other intangibles.  Average tangible equity will equal Tier 1 capital. For institutions with more than $1.0 billion in assets average tangible equity is calculated on a weekly basis while smaller institutions may use the quarter-end balance.  Beginning April 1, 2011, the base assessment rate for insured institutions in Risk Category I ranges between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points.  An institution’s assessment rate is reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which are assessed at a rate between 5 and 35 basis points.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged approximately 0.01% of insured deposits on an annualized basis in fiscal year 2013.  These assessments will continue until the FICO bonds mature in 2017.

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

A savings institution’s risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight.  These risk weights generally range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans and certain other assets.  The OCC has recently adopted amendments to its regulatory capital rules that will substantially change these requirements.  See “Recent Amendments to Regulatory Capital Requirements”.

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

The FRB’s interim final rule on dividend waivers requires that any notice of waiver of dividends include a board resolution together with any supporting materials relied upon by the MHC board to conclude that the dividend waiver is consistent with the board’s fiduciary duties.  The resolution must include: (i) a description of the conflict of interest that exists because of a MHC director’s ownership of stock in the subsidiary declaring the dividend and any actions taken to eliminate the conflict of interest, such as a waiver by the directors of their right to receive dividends; (ii) a finding by the MHC that the waiver is consistent with its fiduciary duties despite any conflict of interest; (iii) an affirmation that the MHC is able to meet the terms of any loan agreement for which the stock of the subsidiary is pledged or to which the MHC is subject; and (iv) any affirmation that a majority of the MHC’s members have approved a waiver of dividends within the past 12 months and that the proxy statement used for such vote included certain disclosures.

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

The FRB recently adopted regulations applying the same consolidated risk-based and leverage capital requirements to savings and loan holding companies as those applied to bank holding companies under Basel III.  See “Recent Amendments to Regulatory Capital Requirements”.

Recent Amendments to Regulatory Capital Requirements

In July 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform them with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The revisions establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The new capital requirements will apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies (other than certain savings and loan holding companies engaged in insurance underwriting and grandfathered diversified holding companies) regardless of asset size.  The rules will become effective for the institutions with assets over $250 billion and internationally active institutions starting in January 2014 and will become effective for all other institutions beginning in January 2015.  The following discussion summarizes the changes which are believed most likely to affect the Company and the Bank.

New and Higher Capital Requirements.  The regulations establish a new capital measure called “Common Equity Tier 1 Capital” which will consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries.  Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the amended rules would require accumulated other comprehensive income to flow through to regulatory capital unless a one-time, irrevocable opt-out election is made in the first regulatory reporting period under the new rule.  Depository institutions and their holding companies will be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The regulations increase the required ratio of Tier 1 Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier 1 Capital will consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock.  Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) will no longer qualify as Additional Tier 1 Capital.  Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009 or by mutual holding companies may continue to be included in Tier 1 Capital but will be phased out over 10 years beginning in 2016 for all other banking organizations.  These non-qualifying capital instruments, however, may be included in Tier 2 Capital which could also include qualifying subordinated debt.  The amended regulations also require a minimum Tier 1 leverage ratio of 4% for all institutions, eliminating the 3% option for institutions with the highest supervisory ratings.  The minimum required ratio of total capital to risk-weighted assets will remain at 8%.

Capital Conservation Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies will be required to maintain a common equity Tier 1 capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital conservation buffer requirement will be phased in over four years beginning in 2016.  The capital conservation buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories.  The Prompt Corrective Action rules will be amended effective January 1, 2015 to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories.  In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio.  To be well capitalized, a banking organization will be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.  Federal savings associations will be required to calculate their prompt corrective action capital ratios in the same manner as national banks.  Accordingly, tangible equity ratios will be based on average total assets rather than period-end total assets.

Additional Deductions from Capital. Banking organizations will be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital.  Deferred tax assets arising from temporary timing differences that cannot be realized through net operating loss carrybacks will continue to be deducted.  Deferred tax assets that can be realized through NOL carrybacks will not be deducted but will be subject to 100% risk weighting.  Defined benefit pension fund assets, net of any associated deferred tax liability, will be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets.  Reciprocal cross-holdings of capital instruments in any other financial institutions will now be deducted from capital, not just holdings in other depository institutions.  For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders.  Banking organizations will also be required to deduct non-significant investments (less than 10% of outstanding stock) in the capital of other financial institutions (including investments in trust preferred securities) to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap.  Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital.  If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted.  Savings associations will continue to be required to deduct investments in subsidiaries engaged in activities not permitted for national banks.

Changes in Risk-Weightings.  The federal banking agencies did not adopt a proposed rule that would have significantly changed the risk-weighting for residential mortgages.  Instead, the amended regulations will continue to follow the current capital rules which assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due.  All other mortgage loans will have a 100% risk weight.  The revised regulations apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and investments in the capital instruments of other financial institutions that are not deducted from capital.  The revised regulations also create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than for certain community development projects, agricultural land and one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan is made.

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

At June 30, 2013, we had approximately $109.1 million in intangible assets on our balance sheet comprising $108.6 million of goodwill and $514,000 of core deposit intangibles. We are required to test our goodwill and identifiable intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but such an impairment loss could significantly restrict the Bank’s ability to make dividend payments to the Company.

Our increased commercial lending exposes us to additional risk.

Since our acquisition of Central Jersey Bank, our commercial loans have increased to 54.2% of the loan portfolio at June 30, 2013 from 21.2% of the loan portfolio as of the fiscal year end prior to the acquisition. Our commercial lending includes commercial mortgages and commercial business loans with an emphasis on multi-family and non-residential mortgages loans as well as secured and unsecured commercial business loans. We intend to continue increasing our commercial lending as part of our planned transition from a traditional thrift to a full-service community bank.  We have also increased our commercial lending staff and are seeking additional commercial lenders to help grow the commercial loan portfolio.  Our increased commercial lending, however, exposes us to greater risks than the one-to-four family residential lending in which we have traditionally engaged.  Unlike single-family, owner-occupied residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and are secured by real property whose value tends to be more easily ascertainable, the repayment of commercial loans typically is dependent on a successful operation and income stream of the borrower which can be significantly affected by economic conditions and are secured, if at all, by collateral for which comparables are not always readily available or by collateral which may depreciate in value.  In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one-to-four family mortgage loans, which increases the impact of a borrower default.

Changes in interest rates may adversely affect our profitability and financial condition.

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

From an interest rate risk perspective, the Company has generally been liability sensitive, which indicates that liabilities generally re-price faster than assets.  The timing mismatch of the re-price of interest-earning assets and interest-bearing liabilities is referred to as the gap position.  The most common measurement interval is one year.  At June 30, 2013, the Company’s one-year gap position was -1.87 % and at June 30, 2012 it was +1.87%.   During the fiscal year it fluctuated from -1.78 % at September 30, 2012 to +4.14 % at December 31, 2012 to +2.96% at March 31, 2013.

In response to negative economic developments, the Federal Open Market Committee steadily reduced its federal funds rate target from 5.25% in September 2007 to between 0.00% and 0.25% currently which has had the effect of reducing our cost of funds.  Given the Company’s historic liability sensitivity, the decline in cost of funds initially outpaced the decline in yield on earning assets thereby having a positive impact on its net interest rate spread and net interest margin during the years preceding fiscal 2012.  However, during the two years ended June 30, 2012 and June 30, 2013, the rate of reduction in our cost of interest-costing liabilities slowed in relation to the continuing decline in the yield on interest-earning assets.  Consequently, the Company’s net interest rate spread decreased by 12 basis points to 2.34% for the year ended June 30, 2013 from 2.46% for the year ended June 30, 2012.  The Company’s net interest spread declined an additional 10 basis points during fiscal 2012 from 2.56% for the preceding year ended June 30, 2011.  Similarly, the Company’s net interest margin declined 15 basis points to 2.50% for the year ended June 30, 2013 from 2.65% for the year ended June 30, 2012.  The Company’s net interest margin declined an additional 15 basis points during fiscal 2012 from 2.80% for the preceding year ended June 30, 2011.

The Company continues to be at risk of additional reductions in its net interest rate spread and net margin resulting from further declines in its yield on earning assets that may outpace any subsequent reductions in its cost of funds.  In particular, the Company’s ability to further reduce the cost of its interest-bearing deposits is increasingly limited based on most deposit offering rates already falling well below 1.00% at June 30, 2013.  Moreover, the Company’s liability sensitivity may adversely affect net income in the future when market interest rates ultimately increase from their historical lows and its cost of interest-bearing liabilities rises faster than its yield on interest-earning assets.

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

Changes in market interest rates could also reduce the value of our earning assets including, but not limited to, our securities portfolio.  In particular, the unrealized gains and losses on securities available for sale are reported, net of tax, in accumulated other comprehensive income which is a component of stockholders’ equity.  As such, declines in the fair value of such securities resulting from increases in market interest rates may adversely affect stockholders’ equity.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the required amount of the allowance for loan losses, we evaluate certain loans individually and establish loan loss allowances for specifically identified impairments.  For all non-impaired loans, including those not individually reviewed, we estimate losses and establish loan loss allowances based upon historical and environmental loss factors.  If the assumptions used in our calculation methodology are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. While our allowance for loan losses was 0.80% of total loans at June 30, 2013, significant additions to our allowance could materially decrease our net income.

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

At June 30, 2013, we had investment securities with fair values of approximately $913.1 million of which we had approximately $34.4 million in gross unrealized losses.  All unrealized losses on investment securities at June 30, 2013 represented temporary impairments of value.  However, if changes in the expected cash flows of these securities and/or prolonged price declines result in our concluding in future periods that the impairment of these securities is other than temporary, we will be required to record an impairment charge against income equal to the credit-related impairment.

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

Kearny MHC owns 76.6% of Kearny Financial Corp.’s common stock at June 30, 2013 and is able to exercise voting control over most matters put to a vote of shareholders, including the election of directors.  Kearny MHC may also exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares.  The Board of Directors of Kearny MHC is also the Board of Directors of Kearny Financial Corp.

Due to recent regulatory changes, Kearny Financial Corp. has suspended its dividend.

As a result of recently effective Federal Reserve regulations, the Company has been forced to suspend its regular quarterly dividend and there is no assurance that we will be able to resume dividends.  In accordance with OTS policies, our mutual holding company, Kearny MHC historically waived receipt of all or substantially all of dividends paid by the Company.  These dividend waivers allowed the Company to pay higher dividends than would otherwise be feasible without the waiver.  Pursuant to the Dodd-Frank Act, the Federal Reserve has assumed jurisdiction over dividend waivers by federal mutual holding companies, like Kearny MHC.  Under regulations recently adopted by the Federal Reserve on an interim final basis, waivers of dividends must now be approved by the mutual holding company’s members at least every 12 months pursuant to a proxy statement with a detailed description of the dividend waiver and reasons therefore, a procedure we estimate will cost $300,000 to $600,000 per year.  Until Federal Reserve regulations are changed or Kearny MHC is otherwise able to obtain relief from the member vote requirements, the Company cannot predict whether it will resume the payment of dividends or at what level.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

The federal banking agencies have recently adopted proposals that when effective will substantially amend the regulatory risk-based capital rules applicable to Kearny Financial Corp. and the Bank. The amendments implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new rules would apply regulatory capital requirements to the Company for the first time. The amended rules include new minimum risk-based capital and leverage ratios, which will become effective in January 2015 with certain requirements to be phased in beginning in 2016, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios.

The new minimum capital level requirements applicable to the Company and the Bank would include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The amended rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Bank.

The application of more stringent capital requirements to the Company and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could further limit our ability to make distributions, including paying out dividends or buying back shares.

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

A natural disaster could harm our business.

Our primary market area was affected by Hurricane Sandy in October 2012.  Although Hurricane Sandy did not have a material adverse effect on our operations, financial condition or results of operations, a similar or worse natural disaster could have a material adverse effect.  Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the local economies in which we operate, which could have a material adverse effect on our results of operations and financial condition.  The occurrence of a natural disaster could result in one or more of the following: (i) an increase in loan delinquencies; (ii) an increase in problem assets and foreclosures; (iii) a decrease in the demand for our products and services; or (iv) a decrease in the value of the collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

Item 1B. Unresolved Staff Comments

Not applicable.

Item  2. Properties

The Company and the Bank conduct business from their administrative headquarters at 120 Passaic Avenue in Fairfield, New Jersey and 41 branch offices located in Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic and Union Counties, New Jersey.  Eighteen of our offices are leased with remaining terms between one and sixteen years.  At June 30, 2013, our net investment in property and equipment totaled $37.0 million.  The following table sets forth certain information relating to our properties as of June 30, 2013.  The net book values reported include our investment in land, building and/or leasehold improvements by property location.

Office Location	Year Opened	Net Book Value as of June 30, 2013 (In Thousands)	Square Footage	Owned/ Leased

Executive Office:
120 Passaic Avenue
Fairfield, New Jersey	2004	$ 10,423	53,000	Owned

Main Office:
614 Kearny Avenue
Kearny, New Jersey	1928	884	6,764	Owned

Branches:
425 Route 9 & Ocean Gate Drive
Bayville, New Jersey	1973	-	3,500	Leased

417 Bloomfield Avenue
Caldwell, New Jersey	1968	281	4,400	Owned

20 Willow Street
East Rutherford, New Jersey	1969	38	3,100	Owned

534 Harrison Avenue
Harrison, New Jersey	1995	599	3,000	Owned

1353 Ringwood Avenue
Haskell, New Jersey	1996	-	2,500	Leased

718B Buckingham Drive
Lakewood, New Jersey	2008	16	2,800	Leased

630 North Main Street
Lanoka Harbor, New Jersey	2005	1,957	3,200	Owned

307 Stuyvesant Avenue
Lyndhurst, New Jersey	1970	117	3,300	Owned

270 Ryders Lane
Milltown, New Jersey	1989	7	3,600	Leased

339 Main Road
Montville, New Jersey	1996	3	1,850	Leased

119 Paris Avenue
Northvale, New Jersey	1965	257	1,750	Owned

Office Location	Year Opened	Net Book Value as of June 30, 2013 (In Thousands)	Square Footage	Owned/ Leased

80 Ridge Road
North Arlington, New Jersey	1952	$ 101	3,500	Owned

510 State Highway 34
Old Bridge Township, New Jersey	2002	855	2,400	Owned

207 Old Tappan Road
Old Tappan, New Jersey	1973	559	2,200	Owned

267 Changebridge Road
Pine Brook, New Jersey	1974	171	3,600	Owned

917 Route 23 South
Pompton Plains, New Jersey	2009	1,310	2,400	Leased

653 Westwood Avenue
River Vale, New Jersey	1965	692	1,600	Owned

252 Park Avenue
Rutherford, New Jersey	1974	1,483	1,984	Owned

520 Main Street
Spotswood, New Jersey	1979	223	2,400	Owned

130 Mountain Avenue
Springfield, New Jersey	1991	1,131	6,500	Owned

827 Fischer Boulevard
Toms River, New Jersey	1996	583	3,500	Owned

2100 Hooper Avenue
Toms River, New Jersey	2008	56	2,000	Leased

487 Pleasant Valley Way
West Orange, New Jersey	1971	105	3,000	Owned

216 Main Street
West Orange, New Jersey	1975	145	2,400	Owned

250 Valley Boulevard
Wood-Ridge, New Jersey	1957	1,439	9,500	Owned

661 Wyckoff Avenue
Wyckoff, New Jersey	2002	2,305	6,300	Owned

Office Location	Year Opened	Net Book Value as of June 30, 2013 (In Thousands)	Square Footage	Owned/ Leased

Central Jersey Division Branch Offices:

Administrative Offices & Branch
1903 Highway 35
Oakhurst, New Jersey	2008	$ 436	15,200	Leased

301 Main Street
Allenhurst, New Jersey	2011	469	3,600	Leased

611 Main Street
Belmar, New Jersey	2002	41	3,200	Leased

501 Main Street
Bradley Beach, New Jersey	2001	750	3,100	Owned

700 Branch Avenue
Little Silver, New Jersey	2001	-	2,500	Leased

444 Ocean Boulevard North
Long Branch, New Jersey	2004	52	1,500	Leased

627 Second Avenue
Long Branch, New Jersey	1998	634	3,200	Owned

155 Main Street
Manasquan, New Jersey	1998	-	3,000	Leased

2445 Highway 34
Manasquan, New Jersey	2004	1	600	Leased

300 West Sylvania Avenue
Neptune City, New Jersey	2000	248	3,000	Leased

61 Main Street
Ocean Grove, New Jersey	2002	6	2,800	Leased

2201 Bridge Avenue
Point Pleasant, New Jersey	2001	35	3,500	Leased

700 Allaire Road
Spring Lake Heights, New Jersey	1999	5	2,500	Leased

2200 Highway 35
Wall Township, New Jersey	1997	985	5,000	Owned

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  There were no lawsuits pending or known to be contemplated against the Company or the Bank at June 30, 2013 that would be expected to have a material effect on operations or income.

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

	High	Low	Dividends
Fiscal Year 2013
Quarter ended September 30, 2012	$9.98	$9.44	$—
Quarter ended December 31, 2012	$9.89	$8.76	$—
Quarter ended March 31, 2013	$10.60	$9.82	$—
Quarter ended June 30, 2013	$10.49	$9.54	$—

Fiscal Year 2012
Quarter ended September 30, 2011	$9.72	$8.01	$0.05
Quarter ended December 31, 2011	$10.13	$8.61	$0.05
Quarter ended March 31, 2012	$10.04	$9.12	$0.05
Quarter ended June 30, 2012	$10.00	$9.01	$—

Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends are determined by the Board.

The Company’s ability to pay dividends at its historic rates has been dependent on the ability of Kearny MHC to waive receipt of dividends.  In accordance with applicable policies of the OTS, Kearny MHC waived receipt of all or substantially all of the dividends declared by the Company through the quarter ended March 31, 2012. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Federal Reserve assumed jurisdiction over mutual holding company dividend waivers and imposed onerous new requirements on dividend waivers.  Because the MHC was unable to obtain a waiver of these requirements, the Board of Directors elected to forego the declaration of a dividend in the fourth quarter of fiscal year 2012 and throughout fiscal 2013.  No assurances can be given as to the frequency or amount of future dividends, if any.

The Company’s ability to pay dividends may also depend on the receipt of dividends from the Bank, which is subject to a variety of limitations under federal banking regulations regarding the payment of dividends.

As of September 6, 2013 there were 3,495 registered holders of record of the Company’s common stock, plus approximately 2,099 beneficial (street name) owners.

(b)           Use of Proceeds.  Not applicable.

(c)           Issuer Purchases of Equity Securities.  Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2013.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

April 1 – April 30, 2013	55,300	$10.13	55,300	423,480
May 1 – May 31, 2013	41,800	10.09	41,800	381,680
June 1 – June 30, 2013	50,000	10.09	50,000	331,680

Total	147,100	$10.10	147,100	331,680

*           On March 23, 2012, the Company announced the authorization of a stock repurchase program for up to 802,780 shares or 5% of shares outstanding.

Stock Performance Graph.  Set forth on Page 71 is a stock performance graph comparing the cumulative total shareholder return on the Company’s common stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Composite Index, (b) the cumulative total shareholder return on stocks included in the SNL Thrift $1 Billion - $5 Billion Index and (c) the cumulative total shareholder return on stocks included in the SNL Thrift MHC Index, in each case assuming an investment of $100.00 as of June 30, 2008.  The cumulative total returns for the indices and the Company are computed assuming the reinvestment of dividends that were paid during the period. It is assumed that the investment in the Company’s common stock was made at the initial public offering price of $10.00 per share.

Total Return Performance
175
150
125
100
75
50
Index Value
Kearny Financial Corp.
NASDAQ Composite
SNL Thrift $1B - $5B Index
SNL Thrift MHC Index
06/30/08
06/30/09
06/30/10
06/30/11
06/30/12
06/30/13

Index	6/30/08	6/30/09	6/30/10	6/30/11	6/30/12	6/30/13

Kearny Financial Corp.	$ 100	$ 106	$ 87	$ 88	$ 95	$ 103
NASDAQ Composite	100	81	94	125	133	157
SNL Thrift $1 B - $5 B Index	100	82	82	90	99	120
SNL Thrift MHC Index	100	91	99	93	94	120

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

	At June 30,
	2013	2012	2011	2010	2009
Balance Sheet Data:	(In Thousands)
Assets	$3,145,360	$2,937,006	$2,904,136	$2,339,813	$2,124,921
Net loans receivable	1,349,975	1,274,119	1,256,584	1,005,152	1,039,413
Mortgage-backed securities available for sale	780,652	1,230,104	1,060,247	703,455	683,785
Mortgage-backed securities held to maturity	101,114	1,090	1,345	1,700	4,321
Securities available for sale	300,122	12,602	44,673	29,497	28,027
Securities held to maturity	210,015	34,662	106,467	255,000	—
Cash and cash equivalents	127,034	155,584	220,580	181,422	211,525
Goodwill	108,591	108,591	108,591	82,263	82,263
Deposits	2,370,508	2,171,797	2,149,353	1,623,562	1,421,201
Borrowings	287,695	249,777	247,642	210,000	210,000
Total stockholders’ equity	467,707	491,617	487,874	485,926	476,720

	For the Years Ended June 30,
	2013	2012	2011	2010	2009
	(In Thousands, Except Percentage and Per Share Amounts)
Summary of Operations:
Interest income	$88,258	$98,549	$100,376	$93,108	$97,908
Interest expense	22,001	28,369	32,216	36,321	44,200
Net interest income	66,257	70,180	68,160	56,787	53,708
Provision for loan losses	4,464	5,750	4,628	2,616	317
Net interest income after provision for loan losses	61,793	64,430	63,532	54,171	53,391
Non-interest income, excluding asset gains, losses and write downs	6,179	4,767	3,640	2,413	2,648
Non-interest income from asset gains, losses and write downs	10,209	(2,622)	1,207	291	(1,129)
Debt extinguishment expenses	8,688	-	-	-	-
Other non-interest expenses	60,737	58,721	56,242	45,100	43,922
Income before income taxes	8,756	7,854	12,137	11,775	10,988
Provisions for income taxes	2,250	2,776	4,286	4,963	4,597
Net income	$6,506	$5,078	$7,851	$6,812	$6,391

Share and Per Share Data:
Net income per share – basic and diluted	$0.10	$0.08	$0.12	$0.10	$0.09
Weighted average number of common shares outstanding – basic and diluted	66,152	66,495	67,118	67,920	68,710
Cash dividends per share (1)	$-	$0.15	$0.20	$0.20	$0.20
Dividend payout ratio (2)	-%	54.6%	41.0%	53.7%	54.9%

(1)	Excludes dividends waived by Kearny MHC.
(2)	Represents cash dividends paid divided by net income.

	At or For the Years Ended June 30,
	2013	2012	2011	2010	2009

Performance Ratios:
Return on average assets (net income divided by average total assets)	0.22%	0.17%	0.29%	0.31%	0.31%
Return on average equity (net income divided by average equity)	1.33	1.04	1.63	1.42	1.35
Net interest rate spread	2.34	2.46	2.56	2.45	2.25
Net interest margin	2.50	2.65	2.80	2.83	2.81
Average interest-earning assets to average interest-bearing liabilities	118.83	117.90	117.38	120.88	124.16
Efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income)	84.00	81.19	77.04	75.81	79.53
Non-interest expense to average assets	2.38	2.02	2.10	2.04	2.11
Asset Quality Ratios:
Non-performing loans to total loans	2.27	2.61	2.76	2.13	1.26
Non-performing assets to total assets	1.05	1.27	1.46	0.93	0.62
Net charge-offs to average loans outstanding	0.28	0.59	0.12	0.05	0.00
Allowance for loan losses to total loans	0.80	0.79	0.93	0.84	0.62
Allowance for loan losses to non-performing loans	35.24	30.20	33.65	39.70	48.92
Capital Ratios:
Average equity to average assets	16.70	16.75	17.94	21.66	22.73
Equity to assets at period end	14.87	16.74	16.80	20.77	22.43
Tangible equity to tangible assets at period end (1)	11.93	12.87	13.11	17.36	18.98

(1)	Tangible equity equals total stockholders’ equity reduced by goodwill, core deposit intangible assets, disallowed servicing assets and accumulated other comprehensive (loss) income.

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

Overview

Financial Condition.  Total assets increased $208.4 million to $3.15 billion at June 30, 2013 from $2.94 billion at June 30, 2012.  The increase was funded largely through growth in deposits which was augmented by net increases in borrowings.  The net growth in deposits was reflected in both noninterest-bearing and interest-bearing deposits with the growth in the latter comprised of increases in interest-bearing checking and savings accounts that was partially offset by a decline in certificates of deposit.  The growth in liabilities funded an increase in earning assets as well as an increase in bank-owned life insurance included in non-earning assets.  The net growth in earning assets reflected growth in loans and non-mortgage-backed securities that was partially offset by declines in the balances of mortgage-backed securities and other interest-earning assets.

As noted in the applicable discussion presented under “Item 1. Business - General”, the Company executed a series of balance sheet restructuring and wholesale growth transactions during fiscal 2013 that resulted in both growth and diversification within the securities portfolio.  Notwithstanding the near term effects of these transactions on the composition and allocation of our earning assets, it remains the long term goal of our business plan to reallocate the Company’s balance sheet to reflect a greater percentage of earning assets in the loan portfolio while, in turn, reducing the relative size of the securities portfolio.  Toward that end, the Company’s business plan continues to call for increased origination of commercial loans with an emphasis on commercial mortgages, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

The lending environment during fiscal 2013 continued to reflect the challenges presented by the adverse economic environment.  Those challenges include diminished real estate values coupled with high unemployment which, together, have significantly reduced demand for new loan originations by qualified borrowers.  Despite these challenges, net loans receivable increased by $75.9 million to $1.35 billion or 42.9% of total assets at June 30, 2013 from $1.27 billion or 43.4% of total assets at June 30, 2012.  Within the loan portfolio, however, commercial loans, including commercial mortgages and commercial business loans, grew by $164.2 million to $737.5 million or 23.4% of total assets from $573.3 million or 19.5% of total assets.  For those same comparative periods, one-to-four family mortgage loans, including first mortgages and home equity loans and lines of credit, declined by $80.1 million to $608.1 million or 19.3% of total assets from $688.2 million or 23.4% of total assets.

The balance of investment securities, including mortgage-backed and non-mortgage-backed securities, increased by $113.5 million to $1.39 billion or 44.3% of total assets from $1.28 billion or 43.5% of total assets at June 30, 2012.  As noted earlier, the year over year net increase in the securities portfolio largely reflected the effects of the restructuring and wholesale growth transactions discussed earlier as well as the Company’s decision to reinvest a portion of its excess liquidity into investment securities.  Toward that end, the balance of cash and cash equivalents decreased by $28.6 million during fiscal 2013 which provided the funding for a portion of the net growth within the securities portfolio.

For the year ended June 30, 2013, our total deposits increased by $198.7 million to $2.37 billion from $2.17 billion at June 30, 2012.  As noted above, the growth in deposits was partly reflected in the growth of non-interest-bearing deposits which increased by $25.8 million during fiscal 2013.  The remaining deposit growth was reflected in interest-bearing deposits which increased by $172.9 million to $2.18 billion at June 30, 2013.  Within interest-bearing deposits, however, the balance of non-maturity deposits increased by $296.3 million reflecting $263.2 million and $33.1 million of growth, respectively, in interest-bearing checking accounts and savings accounts.  This growth was partially offset by a $123.5 million decline in the balance of certificates of deposit.  The increase in the balance of interest-bearing checking accounts was largely attributable to the utilization of “non-retail” money market accounts as a funding source supporting the wholesale growth transactions discussed earlier.  In contrast, the decline in the balance of certificates of deposits largely reflected the Bank’s efforts to manage its cost of retail deposits which allowed for some controlled outflow of time deposits during the year.

The balance of borrowings increased by $37.9 million to $287.7 million at June 30, 2013 from $249.8 million at June 30, 2012.  The net growth in borrowings largely reflected the effects of the balance sheet restructuring and wholesale growth transactions discussed earlier.

Finally, stockholders’ equity decreased $23.9 million to $467.7 million at June 30, 2013 from $491.6 million at June 30, 2012.  The decrease in stockholders’ equity was largely attributable to a decline in accumulated other comprehensive income arising from a decrease in the fair value of the Company’s available for sale securities whose unrealized losses are reflected therein on an after tax basis.  The net decrease in stockholders’ equity also reflected an increase in treasury stock resulting from the Company’s share repurchase activity during fiscal 2013.  These decreases were partially offset by the increase in retained earnings resulting from the Company’s net income for fiscal 2013 as well as the reduction of unearned ESOP shares relating to the offsets of benefit plan expenses during the year.

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

Net income for the fiscal year ended June 30, 2013 was $6.5 million or $0.10 per diluted share; an increase of $1.4 million from $5.1 million or $0.08 per diluted share for the fiscal year ended June 30, 2012.  The increase in net income year-over-year resulted primarily from an increase in non-interest income coupled with a decline in the provisions for loan losses and income taxes that were partially offset by a decrease in net interest income coupled with an increase in noninterest expense.

Our net interest income decreased $3.9 million to $66.3 million for the year ended June 30, 2013 from $70.2 million for the year ended June 30, 2012.  The decrease in net interest income reflected a $10.3 million decline in interest income to $88.3 million from $98.5 million.  The decline in interest income primarily reflected a decrease in the average yield on earning assets.  For the year ended June 30, 2013, the average yield on interest-earning assets decreased by 39 basis points to 3.33% from 3.72% for the year ended June 30, 2012.  For those same comparative periods, the average balance of interest-earning assets remained stable at $2.65 billion.

The decline in interest income was partially offset by a $6.4 million decline in interest expense to $22.0 million from $28.4 million.  The decline in interest expense reflected decreases in the average cost and average balance of interest-bearing liabilities.  For the year ended June 30, 2013,  the average cost of interest-bearing liabilities decreased 27 basis points to 0.99% from 1.26% for the year ended June 30, 2012.  For those same comparative periods, the average balance of interest-bearing liabilities decreased by $17.5 million to $2.23 billion from $2.25 billion.

In total, the net interest rate spread decreased 12 basis points to 2.34% for fiscal 2013 from 2.46% for fiscal 2012 while the net interest margin decreased 15 basis points to 2.50% from 2.65% for those same comparative periods.

The provision for loan losses decreased $1.3 million to $4.5 million for fiscal 2013 from $5.8 million for fiscal 2012.  The net decrease in the provision reflected the effects of recognizing comparatively lower provisions on loans evaluated individually for impairment.  These decreases were partially offset by increases in provisions attributable to loans evaluated collectively for impairment due primarily to the overall growth within the non-impaired portion of the portfolio coupled with increases in environmental and historical loss factors.

Non-interest income increased by $14.2 million to $16.4 million for fiscal 2013 from $2.1 million for fiscal 2012.  The increase in non-interest income primarily reflected an increase in gains on securities sold in conjunction with the balance sheet restructuring transactions discussed earlier.  The increase in non-interest income also reflected an increase in income attributable to the Company’s investment in bank-owned life insurance that was augmented by a decline on losses relating to write downs and sales of real estate owned.  Less noteworthy variances in non-interest income included increases in loan-related and deposit-related fees and charges, including electronic banking fees and charges, that were partially offset by declines in the gain on sale of loans originated through our SBA programs and other miscellaneous income.

Non-interest expense increased by $10.7 million to $69.4 million for the year ended June 30, 2013 from $58.7 million for the year ended June 30, 2012.  The increase in non-interest expense primarily reflected debt extinguishment expenses recognized in conjunction with the balance sheet restructuring transactions discussed earlier.  The increase in non-interest expense was also reflected across many other categories of non-interest expense including those relating to compensation, premises occupancy, equipment and systems, deposit insurance and director compensation expenses.  These increases were partially offset by advertising and marketing expenses and other miscellaneous expense.

The combined effects of these factors resulted in higher pre-tax net income during fiscal 2013 compared with fiscal 2012.  Notwithstanding, the Company recognized comparatively lower income tax expense primarily reflecting the effects of higher levels of tax-favored income earned during fiscal 2013, including income from municipal obligations and bank-owned life insurance, compared to fiscal 2012.

Business Strategy

The general goals of the Company’s current business plan are to profitably deploy capital and enhance earnings through a variety of balance sheet growth and diversification strategies through which the Company intends to evolve from a traditional thrift business model toward that of a full service, community bank.  The key strategic initiatives of the Company’s business plan are presented below accompanied by an overview of the Company’s activities and achievements during fiscal 2013 in support of those initiatives:

•
Commercial Mortgage Lending: Increase the outstanding balances of multi-family and nonresidential mortgage loans by expanding loan acquisition volume through all available channels including retail/broker originations as well as individual and pooled loan purchases and participations.  Continue expanding commercial lending personnel while developing and deploying creative product and pricing strategies in support of initiative.

During fiscal 2013, the Company increased its overall commercial mortgage loan portfolio by $181.9 million from $484.9 million or 37.7% of total loans at June 30, 2012 to $666.8 million or 49.0% of total loans at June 30, 2013.

Loan growth within the segment was achieved despite the severe economic challenges currently facing our regional and national economy.  Such challenges continued to present significant headwinds that adversely impacted the Company's ability to achieve this first strategic goal solely through traditional, "organic" loan growth.  Notwithstanding, the Company expanded and diversified its loan acquisition resources during fiscal 2013 supported by new product and pricing strategies designed to counterbalance the adverse effects of current economic conditions and support the Company’s longer-term strategic goals.  The Company expects to continue expanding its commercial mortgage lending activities into fiscal 2014.

•
Commercial Business (C&I) Lending: Increase the outstanding balances of “non-real estate” secured and unsecured business (C&I) loans through expansion of internal SBA and non-SBA loan originations with focus on lending relationships linked to non-maturity/noninterest-bearing deposit accounts.  Augment current SBA-lending resources with additional business lending personnel in support of those objectives.

The Company focused much of its loan-related strategic efforts on expanding its commercial real estate lending activities during fiscal 2013.  Such focus contributed to the overall decrease in the aggregate outstanding balances of this loan segment during fiscal 2013 as loan repayments outpaced new originations.

The Company expects its commercial lending activities will be expanded during fiscal 2014 to include a greater emphasis on business (C&I) lending.  The Company’s upcoming business lending strategies are expected to focus on expanding its recently reconfigured SBA lending function as well as acquiring new resources and infrastructure to support the development and deployment of various “non-SBA” business lending strategies.  Through these strategies, the Company expects to increase the level of non-interest income through greater gains on sale of SBA loan originations.  Moreover, the expanded business lending strategies are expected to be undertaken within a larger set of strategic initiatives designed to promote other business banking services intended to increase commercial deposit balances and services.

•
Residential Mortgage Lending: Stabilize the outstanding balances of one-to-four family first mortgages, home equity loans and home equity lines of credit.  Utilize effective pricing strategies and modestly expand residential mortgage loan origination personnel in support of initiative.  Generally maintain outstanding balance of applicable loans while allowing segment to decline as a percentage of total loans and earning assets.

As noted above, the Company focused much of its loan-related strategic efforts on expanding its commercial real estate lending activities during fiscal 2013 resulting in diminished strategic emphasis on residential mortgage lending.  The declining balances within this loan sector during fiscal 2013 also reflected the challenges of diminished real estate values and high levels of unemployment that have characterized the regional and national economy since the financial crisis of 2008-2009.  In light of these factors, the Company maintained its conservative underwriting standards coupled with a disciplined pricing policy throughout fiscal 2013 which may have caused some potential borrowers to seek financing with more aggressive lenders.

An expected increase in long term interest rates during fiscal 2014 will support the Company’s efforts to stabilize the aggregate outstanding balance of loans within the segment as loan prepayments slow and interest rates earned on new originations increase.

•
Investment Securities and Cash: Diversify composition and allocation of investment portfolio into new asset sectors to enhance earnings and reduce exposure to long term interest rate risk.  Reduce concentration in agency one-to-four family residential pass-through MBS.  Reduce the balance of cash and cash equivalents in relation to historical levels to further enhance yield on earning assets.

In conjunction with the balance sheet restructuring and wholesale growth transaction discussed earlier, the Company made significant progress in diversifying the composition and allocation of its securities portfolio.  The Company added or expanded its investments in several asset classes including, but not limited to, asset-backed securities, corporate bonds, municipal obligations, collateralized loan obligations and commercial MBS while reducing its concentration in traditional residential MBS.  Several of the added sectors include floating rate securities that reduce the level of interest rate risk (“IRR”) embedded in the portfolio.

As a complement to the transactions noted above, the Company generally reduced the average balance of its interest-earning and non-interest earning cash balances during fiscal 2013 by maintaining lower average balances of short term, liquid assets in favor of redeploying such assets into the higher yielding security asset classes noted above.

The Company expects to continue investing in this diversified set of investment asset classes during fiscal 2014 with an emphasis on portfolio reallocation into floating rate assets maintaining comparatively lower levels of short term, liquid assets.

•	Asset Quality: Maintain high asset quality while continuing to reduce the current level of nonperforming assets.

The Company continues to maintain a strong level of asset quality to complement the execution of the loan-related strategies noted above.  The balance of nonperforming assets decreased by $4.3 million to $33.0 million or 1.05% of total assets at June 30, 2013 from $37.3 million or 1.27% of total assets at June 30, 2012.

The balance of nonperforming assets at June 30, 2013 included $30.9 million of nonperforming loans and $2.1 million of real estate owned.  A disproportionate balance of the Company’s nonperforming loans represent residential mortgage loans that were originally purchased from Countrywide and are now serviced by Bank of America.   At June 30, 2013, such loans total $9.2 million or 29.8% of nonperforming loans.  By comparison, the entire remaining balance of the Bank of America loans, including nonperforming loans, totals approximately $41.8 million or 3.1% of total loans as of that same date.

Based upon information published by federal banking regulators in the Uniform Bank Performance Report (“UBPR”) for the quarter ended June 30, 2013, the median nonperforming asset ratio for savings institutions with total assets greater than $1 billion was 2.71%.  The comparable ratio for the Bank was 2.45% as of that same date indicating that the Bank’s level of nonperforming assets, irrespective of origination source, remains less than that of its peer group, as defined by federal bank regulators.  The noted ratio reported on the UBPR divides total nonperforming assets, as defined above, by the sum of total loans plus other real estate owned (“OREO”).

•
Retail Deposits: Expand funding through retail deposit growth within existing branch network with greatest emphasis on growth in non-maturity/noninterest-bearing deposits.  Support such growth with expanded business (C&I) lending initiatives.  Selectively evaluate expansion of brick and mortar branch network opportunities as they arise.

The Bank's total deposits increased by $198.7 million for the year ended June 30, 2013.  However, that growth included approximately $229.9 million of “non-retail” brokered money market deposits acquired in conjunction with the wholesale growth transactions presented earlier.  Excluding those funds, the Bank’s remaining retail deposits declined $31.2 million with such declines primarily attributable to a decrease in “non-core” time deposits.

Specifically, during fiscal 2013, non-interest-bearing checking accounts increased by $25.8 million while savings accounts and interest-bearing checking accounts, excluding “non-retail” balances, increased by $33.1 million and $33.3 million, respectively.  Offsetting these increases in non-maturity “retail” deposits was a $123.5 million decrease in the balance of certificates of deposit during fiscal 2013.

The decline in the balance of certificates of deposit was partly attributable to the Company’s active management of deposit pricing during fiscal 2013 to support net interest spread and margin which allowed for some degree of controlled outflow of maturing deposit types.  A portion of the decline in time deposits reflected disintermediation into non-maturity deposits as consumers elected to maintain their funds in liquid accounts, given the comparatively low market rates on certificates of deposit.  In addition to the effects of this disintermediation, the increase in non-maturity deposits also reflected the Company’s efforts to attract additional transaction accounts through its various product and service strategies.  In particular, the growth in non-interest-bearing checking accounts reflected the Company’s ongoing efforts to expand its business banking relationships.

With the opening of the Bank’s newest branch during fiscal 2012, the Bank now has a total of 41 branches; 27 branches operating under the name of Kearny Federal Savings Bank and 14 branches operating under the CJB Division brand.  The Company will continue to carefully search out and evaluate additional de novo branch opportunities on a selective basis.

Notwithstanding the opportunities presented by de novo branching as discussed above, the Company expects to place greater strategic emphasis on leveraging the opportunities to grow market share and expand the depth and breadth of customer relationships within the existing branch system.  The Company continues to develop and deploy strategies to promote the "relationship banking" business model throughout its branch network with an emphasis on expanding business customer relationships linked to the business (C&I) lending initiatives discussed above.

•
Wholesale Funding and Derivatives: Restructure borrowings to reduce net interest costs while extending duration to reduce exposure to long-term IRR.  Utilize additional borrowings in conjunction with leverage growth transaction designed to enhance earnings while being long-term IRR “neutral”.

In conjunction with the balance sheet restructuring transactions and wholesale growth discussed earlier, the Company restructured its portfolio of FHLB advances during fiscal 2013 resulting in the prepayment of its highest cost borrowings coupled with a modification of the terms of its remaining advances.  Through these transactions, the Company reduced the ongoing interest cost of its wholesale funding while extending its duration to better protect against IRR.  The Company also utilized additional wholesale funding in the form of short-term FHLB advances and “non-retail” money market deposits in conjunction with the wholesale growth transactions executed during the latter half of fiscal 2013.  Through these transactions, augmented with the use of interest rate derivatives such as swaps and caps, the Company enhanced prospective earnings by increasing net interest income while generally maintaining its exposure to IRR at current levels.

The Company will continue to explore further utilization of wholesale funding and interest rate derivatives during fiscal 2014 to enhance net interest income and manage the Company’s overall exposure to IRR.

•	Mergers and Acquisitions: Actively seeking out franchise expansion opportunities such as the acquisition of other financial institutions or branches.

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

In addition to acquisitions of financial institutions or their branches, the Company is currently exploring opportunities for acquisitions or strategic partnerships to broaden its product and service offerings to include insurance agency and/or brokerage services.

•
Information Technology and Operating Efficiency: Procure and implement various information technologies designed to support the Company’s strategic initiatives while improving operating efficiency and reducing cost.

In conjunction with the its strategic efforts to improve operating efficiency and reduce operating expenses while expanding and enhancing product and service offerings, the Company completed a comprehensive evaluation of its current information technology (“IT”) infrastructure, service providers and delivery channels during fiscal 2013.  Through this evaluation, management identified or validated certain limitations and shortcomings of its current IT infrastructure, including both internal and customer-facing systems, in relation to the goals and objectives of the Company’s strategic business plan.  In response to these findings, management thoroughly evaluated a number of alternative solutions available through select service providers focused on delivering IT-based solutions to financial institutions.

Based on this evaluation, the Company has selected and engaged Fiserv Inc. (“Fiserv”) to be its primary source of internal and customer-facing technology solutions including, but not limited to, core and item processing, Internet banking and electronic bill payment, and ATM/debit card management and processing.  Fiserv will also provide the Company with technology solutions supporting data communications, electronic document management, data warehouse and reporting, financial accounting and analysis as well as certain forms of loan and credit-related analyses.  Through the relationship with Fiserv, the Company also intends to enhance and expand its technology-based services offerings to include mobile banking, person-to-person payments and online account opening.

The Company currently expects to convert its primary core processing and related customer-facing systems to the applicable Fiserv platforms during the third and fourth quarters of fiscal 2014.  Upon completing all applicable system conversions and integrations with Fiserv, the Company anticipates that its recurring technology service provider expenses will be reduced by approximately $1.0 million per year.  Such anticipated cost savings are based upon the current composition and transactional characteristics of the Company’s customer account base and may vary over time based upon changes to those factors.

The Company considers the forthcoming enhancements to the Company’s IT infrastructure to be the first of several strategies to be deployed to reduce the Company’s level of non-interest expenses and improve operating efficiency.  Upon completion of this critical technology initiative, the Company expects to perform further evaluation and analysis of other significant categories of non-interest expense with the goal of further reducing operating expenses, where practicable, while also controlling increases in operating expenses in the future.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. We describe them in detail in Note 1 to the Company’s consolidated financial statements beginning on Page F-14 of this document. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the evaluation of securities impairment and the impairment testing of goodwill.

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

The sum of the probable and estimable loan losses calculated in accordance with loss measurement processes, as described above, represents the total targeted balance for the Company’s allowance for loan losses at the end of a fiscal period.  A more detailed discussion of the Company’s allowance for loan loss calculation methodology is presented in Note 1 to the Company’s consolidated financial statements.

Impairment Testing of Goodwill.  We record goodwill, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition. Through June 30, 2002, we amortized goodwill using the straight-line method over 15 years. Effective July 1, 2002, we adopted the FASB’s revised guidance applicable to the accounting and impairment testing of goodwill.  Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. Goodwill was most recently tested as of June 30, 2013, at which time no impairment was indicated.  As of that date, we reported goodwill of $108.6 million.  The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Bank. If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

Other-than-Temporary Impairment (“OTTI”) of Securities. If the fair value of a security is less than its amortized cost, the security is deemed to be impaired.  Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance.

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

Comparison of Financial Condition at June 30, 2013 and June 30, 2012

General.  Total assets increased by $208.4 million to $3.15 billion at June 30, 2013 from $2.94 billion at June 30, 2012.  The increase in total assets was primarily attributable to increases in the balances of debt securities, loans and bank owned life insurance that were partially offset by declines in the balances of cash and cash equivalents and mortgage-backed securities.  The net increase in total assets was complemented by increases in the balances of deposits and borrowings that were partially offset by a decline in the balance of total stockholders’ equity.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $28.6 million to $127.0 million at June 30, 2013 from $155.6 million at June 30, 2012.  The decline in cash and cash equivalents generally reflects the Company’s efforts to reduce the balance of short term, liquid assets maintained in favor of redeploying such assets into higher yielding securities.

In light of the historically low level of short term interest rates, the Company expects to continue maintaining the average balance of interest-earning and non-interest-earning cash and equivalents at comparatively lower levels than those maintained during prior years.   Management will continue to monitor the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives – particularly those relating to the expansion of its commercial lending functions.  The Company may alter its liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

Debt Securities Available for Sale.  Debt securities classified as available for sale increased by $287.5 million to $300.1 million at June 30, 2013 from $12.6 million at June 30, 2012.  The net increase primarily reflected purchases of securities during the latter half of fiscal 2013 that were primarily acquired in conjunction with the balance sheet restructuring and wholesale growth transactions discussed earlier.  Such securities included municipal obligations, asset-backed securities collateralized by government guaranteed student loans, collateralized loan obligations and corporate bonds.  The Company expects that diversification of its investments into these sectors will enable it to enhance earnings and more effectively manage the business risks inherent in its investment portfolio and overall balance sheet.

The increase in the portfolio attributable to these purchases was partially offset by an overall increase in the net unrealized loss within the portfolio as well as repayments of principal attributable to maturities and amortization during fiscal 2013.  The net unrealized loss for this portfolio increased by $3.2 million to $5.2 million at June 30, 2013 from $2.0 million at June 30, 2012.  The increase in the net unrealized loss was primarily attributable to declines in the fair value of most sectors within the portfolio that resulted from recent increases in market interest rates.  Partially offsetting these declines was an increase in the fair value of the Company’s investment in single issuer, trust preferred securities whose unrealized losses decreased by $604,000 to $1.6 million at June 30, 2013 from $2.2 million at June 30, 2012.

Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at June 30, 2013.

Additional information regarding debt securities available for sale at June 30, 2013 is presented in the preceding Securities Portfolio section of this report as well as in Note 4 and Note 6 to the consolidated financial statements.

Debt Securities Held to Maturity.  Debt securities classified as held to maturity increased by $175.4 million to $210.0 million at June 30, 2013 from $34.7 million at June 30, 2012.  As above, the net increase partly reflected purchases of municipal obligations during the latter half of fiscal 2013 that were primarily acquired in conjunction with the balance sheet restructuring and wholesale growth transactions discussed earlier.  The net increase in the balance of the portfolio also reflected the purchase of U.S. agency debentures, separate from the restructuring and wholesale growth transaction noted earlier.  These increases in the portfolio were partially offset by the repayment of such securities at, or being called prior to, their contractual maturities during fiscal 2013.

At June 30, 2013, the held to maturity debt securities portfolio included U.S. agency debentures maturing within one to five years as well as municipal obligations, a small portion of which represent non-rated, short term, bond anticipation notes (“BANs”) issued by New Jersey municipalities with whom the Bank also maintains deposit relationships.

Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at June 30, 2013.

Additional information regarding debt securities held to maturity at June 30, 2013 is presented in the preceding Securities Portfolio section of this report as well as in Note 5 and Note 6 to the consolidated financial statements.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $75.9 million to $1.35 billion at June 30, 2013 from $1.27 billion at June 30, 2012.  The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during fiscal 2013.

Residential mortgage loans, including home equity loans and lines of credit, decreased by $80.1 million to $608.1 million at June 30, 2013 from $688.2 million at June 30, 2012.  The components of the aggregate decrease included a net reduction in the balance of one-to-four family first mortgage loans of $62.2 million to $500.6 million at June 30, 2013 from $562.8 million at June 30, 2012 as well as a net reduction in the balance of home equity loans of $15.0 million to $80.8 million from $95.8 million for those same comparative periods.  Additionally, the balance of home equity lines of credit decreased by $2.9 million to $26.6 million at June 30, 2013 from $29.5 million at June 30, 2012.

The aggregate decline in the residential mortgage loan portfolio for the year ended June 30, 2013 continues to reflect a diminished level of “new purchase” loan demand resulting from a weak economy and lower real estate values.  The decline in the outstanding balance of the portfolio was exacerbated by accelerating refinancing activity resulting primarily from longer-term mortgage rates falling to new historical lows during the year.  Such declines in mortgage rates were largely attributable to the Federal Reserve’s efforts to stimulate the economy by driving longer term interest rates lower through quantitative easing.  Through this policy, the Federal Reserve has continued to aggressively purchase mortgage-backed securities in the open market thereby driving the yield on such securities, and their underlying mortgage loans, to historical lows.

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

In total, residential mortgage loan origination and purchase volume for the year ended June 30, 2013 was $65.1 million and $16.3 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $26.1 million for that same period.

Commercial loans, in aggregate, increased by $164.2 million to $737.5 million at June 30, 2013 from $573.3 million at June 30, 2012.  The components of the aggregate increase included an increase in commercial mortgage loans totaling $181.9 million that was partially offset by a decline in commercial business loans of $17.7 million.  The ending balances of commercial mortgage loans and commercial business loans at June 30, 2013 were $666.8 million and $70.7 million, respectively.  Commercial loan origination volume for fiscal 2013 totaled $292.7 million comprising $271.1 million and $21.6 million of commercial mortgage and commercial business loans originations, respectively.  Commercial loan originations were augmented with the purchase of a commercial loan participation totaling $1.5 million during the year ended June 30, 2013.
The outstanding balance of construction loans, net of loans-in-process, decreased by $8.4 million to $11.9 million at June 30, 2013 from $20.3 million at June 30, 2012.  Construction loan disbursements for fiscal 2013 totaled $3.0 million.

Finally, other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased $236,000 to $4.3 million at June 30, 2013 from $4.0 million at June 30, 2012.  Other loan originations for fiscal 2013 totaled approximately $1.9 million.

Additional information regarding loans receivable at June 30, 2013 is presented in the preceding Lending Activities section of this report as well as in Note 7 to the consolidated financial statements.

Nonperforming Loans.  At June 30, 2013, nonperforming loans decreased by $2.6 million to $30.9 million or 2.27% of total loans from $33.5 million or 2.61% of total loans as of June 30, 2012.  The balance of nonperforming loans at June 30, 2013 were comprised entirely of “nonaccrual” loans.  By comparison, nonperforming loans at June 30, 2012 included $32.8 million and $691,000 of “nonaccrual” loans and loans reported as “over 90 days past due and accruing”, respectively.

Additional information about the Company’s nonperforming loans at June 30, 2013 is presented in the preceding Asset Quality section of this report as well as in Note 8 to the consolidated financial statements.

Allowance for Loan Losses.  During the year ended June 30, 2013, the balance of the allowance for loan losses increased by approximately $779,000 to $10.9 million or 0.80% of total loans at June 30, 2013 from $10.1 million or 0.79% of total loans at June 30, 2012.  The increase resulted from provisions of $4,464,000 during the year ended June 30, 2013 that were partially offset by charge offs, net of recoveries, totaling approximately $3,685,000.

Additional information about the Company’s allowance for loan losses at June 30, 2013 is presented in the preceding Asset Quality section of this report as well as in Note 1 and Note 8 to the consolidated financial statements.

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale, including agency pass-through securities and agency CMOs, decreased by $449.5 million to $780.7 million at June 30, 2013 from $1.23 billion at June 30, 2012.  The net decrease primarily reflected the sale of securities, cash repayment of principal, net of discount accretion and premium amortization coupled with a decline in the fair value of the portfolio resulting in a swing from an unrealized gain to an unrealized loss between comparative periods.  These decreases in the portfolio were partially offset by purchases of securities during the period.

Securities sold from this segment of the portfolio included $330.0 million of mortgage-backed securities sold in conjunction with the balance sheet restructuring transactions noted earlier.  Such sales resulted in the recognition of sale gains totaling approximately $9.1 million.  These sales were augmented by the sale of an additional $102.4 million of securities earlier in the year through which $1.3 million of additional net sale gains were recognized.  The recognition of these gains contributed to the decline in the fair value of the portfolio which decreased by $43.9 million to a net unrealized loss of $2.2 million at June 30, 2013 from an unrealized gain of $41.7 million at June 30, 2012.

The purchases of the mortgage-backed securities during the year ended June 30, 2013 were comprised of agency, fixed-rate, pass-through securities and CMOs with maturities ranging from 10 through 30 years totaling $373.0 million.  Such securities included MBS secured by residential mortgage loans as well as commercial MBS secured by multi-family mortgage loans.  Residential MBS purchases included 30 year, fixed-rate agency pass-through securities totaling $33.6 million that are eligible to meet the Community Reinvestment Act investment test.

Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at June 30, 2013.

Additional information regarding mortgage-backed securities available for sale at June 30, 2013 is presented in the preceding Securities Portfolio section of this report as well as in Note 4 and Note 6 to the consolidated financial statements.

Mortgage-backed Securities Held to Maturity.  Mortgage-backed securities held to maturity, including agency pass-through securities as well as agency and non-agency collateralized mortgage obligations, increased by $100.0 million to $101.1 million at June 30, 2013 from $1.1 million at June 30, 2012.  As above, the net increase largely reflected purchases of MBS during the latter half of fiscal 2013 that were primarily acquired in conjunction with the balance sheet restructuring and wholesale growth transactions discussed earlier.  Partially offsetting this increase was cash repayment of principal, net of discount accretion and premium amortization, coupled with the sale of three non-agency collateralized mortgage obligations whose credit quality had deteriorated below investment grade making them eligible for sale from the held to maturity portfolio. At June 30, 2013, the Company's remaining non-agency CMOs comprised seven securities totaling $105,000.

Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio at June 30, 2013.

Additional information regarding mortgage-backed securities held to maturity at June 30, 2013 is presented in the preceding Securities Portfolio section of this report as well as in Note 5 and Note 6 to the consolidated financial statements.

Other Assets.  The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, bank owned life insurance, deferred income tax and other miscellaneous assets, increased by $47.6 million to $276.4 million at June 30, 2013 from $228.8 million at June 30, 2012.  The net increase in other assets was primarily attributable to a $37.5 million increase in the Company’s balance of bank owned life insurance.  The increase in bank owned life insurance partly reflected the Company’s purchase of an additional $35.5 million in policies during fiscal 2013 coupled with the normal growth in the cash surrender value of the applicable policies. The policies purchased during fiscal 2013 supported the provision of additional life insurance benefits to eligible employees while enhancing earnings by providing the Company with additional sources of tax-favored, non-interest income.  Additionally, the Company’s deferred income tax position swung from a deferred liability of $7.3 million at June 30, 2012 to a deferred asset of $9.8 million at June 30, 2013 largely reflecting the decline in the fair value of the Company’s available for sale securities from an unrealized gain to an unrealized loss, as discussed above.  The change in the remaining categories of other assets resulted from normal operating fluctuations in such balances.

The balance of real estate owned (“REO”), included in other assets, decreased by $1.7 million to $2.1 million at June 30, 2013 from $3.8 million at June 30, 2012 while the number of properties held in REO remained stable at eight as of each of the two dates.  The net change in the carrying value of REO properties reflected the acquisition and sale of several properties during the period coupled with the cumulative write downs of properties, where applicable, to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.  Two REO properties with aggregate carrying values totaling $581,000 were under contract for sale at June 30, 2013 with such values reflecting the net sale proceeds that the Company expects to receive based upon the terms of those contracts.

Deposits.  The balance of total deposits increased by $198.7 million to $2.37 billion at June 30, 2013 from $2.17 billion at June 30, 2012.  The net increase in deposit balances reflected an increase of $25.8 million in non-interest-bearing deposits coupled with an increase of $172.9 million in the balance of interest-bearing deposits.  The increase in interest-bearing deposit accounts reflected increases in the balances of interest-bearing checking accounts and savings accounts of $263.2 million and $33.1 million, respectively.  The increase in interest-bearing checking accounts partly reflected the Company’s utilization of brokered money market deposits acquired in conjunction with the wholesale funding transactions noted earlier.

These increases were partially offset by a decline in certificates of deposit totaling $123.5 million.  The decline in the balance of certificates of deposit was largely attributable to the Company’s active management of deposit pricing during fiscal 2013 to support net interest rate spread and margin which continued to allow for some degree of controlled outflow of time deposits.  A portion of the noted increase in interest-bearing checking and savings accounts reflected disintermediation from certificates of deposit during fiscal 2013.

Additional information regarding deposits at June 30, 2013 is presented in the preceding Sources of Funds section of this report as well as in Note 12 to the consolidated financial statements.

Borrowings.  The balance of borrowings increased by $37.9 million to $287.7 million at June 30, 2013 from $249.8 million at June 30, 2012.  The net increase primarily reflected the effects of the balance sheet restructuring and wholesale funding transactions noted earlier.  With respect to Bank’s FHLB advances that were in place at June 30, 2012, $60.0 million of such advances were prepaid during fiscal 2013 while the terms of an additional $145.0 million were modified resulting in a net reduction in their interest rate and extension of their term to maturity.  The change in the balance of borrowings also reflected the repayment of $5.0 million of maturing FHLB advances coupled with the scheduled repayments on an amortizing advance.  In addition to these transactions, the Bank borrowed an additional $100.0 million of new short-term FHLB advances in conjunction with the wholesale growth strategy executed during fiscal 2013 while an additional $5.0 million of overnight FHLB advances were drawn at June 30, 2013 for operational liquidity management purposes.

The change in borrowing balances also reflected a $1.7 million decrease in the balance of customer sweep accounts to $36.8 million at June 30, 2013, from $38.5 million at June 30, 2012.  Sweep accounts are short-term borrowings representing funds that are withdrawn from a customer’s non-interest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Company.

Additional information regarding borrowings at June 30, 2013 is presented in the preceding Sources of Funds section of this report as well as in Note 13 to the consolidated financial statements.

Other Liabilities.  The balance of other liabilities, including advance payments by borrowers for taxes, deferred income tax and other miscellaneous liabilities,  decreased by $4.4 million to $19.5 million at June 30, 2013 from $23.8 million at June 30, 2012.  The decrease in other liabilities primarily reflected changes in the Company’s deferred income tax position which swung from a deferred liability of $7.3 million at June 30, 2012 to a deferred asset of $9.8 million at June 30, 2013.  As noted earlier, this change largely reflected the decline in the fair value of the Company’s available for sale securities from an unrealized gain to an unrealized loss.  The change in the remaining categories of other liabilities resulted from normal operating fluctuations in such balances.

Stockholders’ Equity.  Stockholders’ equity decreased by $23.9 million to $467.7 million at June 30, 2013 from $491.6 million at June 30, 2012.  The decrease primarily reflected a $27.7 million decline in accumulated other comprehensive income (loss) primarily reflecting declines in the net unrealized gains in investment securities available for sale.  The noted decrease in unrealized gains was partly attributable to the recognition of actual sale gains realized during the current year, most of which were recognized in conjunction with the restructuring transaction noted earlier.  The remaining decrease in unrealized gains was primarily attributable to declines in the fair value of the Company’s available for sale securities portfolio that resulted from recent increases in market interest rates.  The decrease in stockholders’ equity also reflected a $4.3 million increase in treasury stock reflecting the Company’s repurchase of 435,300 shares of its common stock during fiscal 2013 at an average price of $9.92 per share.

The noted decreases were partially offset by net income of $6.5 million for the year ended June 30, 2013 coupled with a $1.5 million reduction of unearned ESOP shares for plan shares earned during the period.

Comparison of Operating Results for the Years Ended June 30, 2013 and June 30, 2012

General.  Net income for the year ended June 30, 2013 was $6.5 million or $0.10 per diluted share; an increase of $1.4 million compared to $5.1 million or $0.08 per diluted share for the year ended June 30, 2012.  The increase in net income between comparative periods reflected an increase in non-interest income and a decline in the provision for loan losses that was partially offset by a decrease in net interest income and an increase in non-interest expense.  The increase in net income also reflected a decline in the provision for income taxes.

Net Interest Income. Net interest income for the year ended June 30, 2013 was $66.3 million; a decrease of $3.9 million from $70.2 million for the year ended June 30, 2012.  The decrease in net interest income between the comparative periods resulted from a decrease in interest income that outpaced a concurrent decline in interest expense.  The decrease in interest income was primarily attributable to a decrease in the average yield on interest-earning assets while the decrease in interest expense reflected declines in both the average cost and average balance of interest-bearing liabilities.  Declines in average yields and costs between comparative periods continued to reflect the effects of historically low interest rates that were prevalent in the marketplace throughout most of fiscal 2013.

As a result of these factors, the Company’s net interest rate spread decreased 12 basis points to 2.34% for the year ended June 30, 2013 from 2.46% for the year ended June 30, 2012.  The decrease in the net interest rate spread reflected a 39 basis point decline in the yield on earning assets to 3.33% from 3.72% that was partially offset by a decrease in the average cost of interest bearing liabilities of 27 basis points to 0.99% from 1.26% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and average cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the decrease in net interest income and net interest rate spread also adversely affected the Company’s net interest margin.  However, additional factors further impacted net interest margin including, but not limited to, the use of interest-earning assets to fund additions to treasury stock during fiscal 2013.  In total, the Company reported a 15 basis point decline in net interest margin to 2.50% for the year ended June 30, 2013 from 2.65% for the year ended June 30, 2012.

Interest Income.  Total interest income decreased $10.3 million to $88.3 million for the year ended June 30, 2013 from $98.5 million for the year ended June 30, 2012.  As noted above, the decrease in interest income primarily reflected a decline in the average yield on interest-earning assets while their average balance for the year remained stable.  The average yield on interest-earning assets declined 39 basis points to 3.33% for the year ended June 30, 2013 from 3.72% for the year ended June 30, 2012.  For those same comparative periods, the average balance of interest-earning assets remained stable at $2.65 billion.

Interest income from loans decreased $2.5 million to $61.5 million for the year ended June 30, 2013 from $64.0 million for the year ended June 30, 2012.  The decrease in interest income on loans was attributable to a decrease in the average yield that was partially offset by an increase in the average balance.

The average yield on loans decreased by 42 basis points to 4.70% for the year ended June 30, 2013 from 5.12% for the year ended June 30, 2012.  The reduction in the overall yield on the Company’s loan portfolio partly reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans.  Additionally, the average yield on newly originated loans that have provided the incremental growth in the portfolio between periods reflects the historically low interest rates prevalent in the marketplace which further reduces the overall yield of the loan portfolio.

The effect on interest income attributable to the decline in the average yield on loans was partially offset by the noted increase in their average balance.  The average balance of loans increased by $58.8 million to $1.31 billion for the year ended June 30, 2013 from $1.25 billion for the year ended June 30, 2012.  The reported increase in the average balance of loans reflected an aggregate increase of $135.8 million in the average balance of commercial loans to $643.6 million for the year ended June 30, 2013 from $507.8 million for the year ended June 30, 2012.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

 The increase in the average balance of commercial loans was partially offset by a decline in the average balance of residential mortgage loans which decreased by $72.5 million to $646.2 million for the year ended June 30, 2013 from $718.7 million for the year ended June 30, 2012.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit.

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

The net increase in the average balance of loans also reflected a $4.9 million decline in the average balance of construction loans whose aggregate average balances decreased to $16.0 million for the year ended June 30, 2013 from $20.9 million for the year ended June 30, 2012.  For those same comparative periods, the average balance of consumer loans increased by $360,000 to $4.4 million from $4.1 million.

Interest income from mortgage-backed securities decreased by $8.7 million to $23.7 million for the year ended June 30, 2013 from $32.4 million for the year ended June 30, 2012.  The decrease in interest income reflected a decrease in the average yield of mortgage-backed securities coupled with a decline in their average balance between comparative periods.  The average yield on mortgage-backed securities declined 43 basis points to 2.32% for the year ended June 30, 2013 from 2.75% for the year ended June 30, 2012.  For those same comparative periods, the average balance of these securities decreased $160.8 million to $1.02 billion from $1.18 billion.

The reduction in the overall yield of the mortgage-backed securities portfolio is attributable to many of the same factors affecting the yield on the Company’s loan portfolio.  That is, lower market interest rates have continued to provide a “rate reduction” refinancing incentive to mortgagors resulting in the payoff of comparatively higher rate mortgage loans underlying the Company’s mortgage-backed securities which have been replaced by lower yielding securities.  The decline in yield also reflects an increase in purchased premium amortization during the current year primarily arising from a comparatively higher level of loan prepayments.

The decrease in the average balance of mortgage-backed securities largely reflects principal repayments and security sales that have outpaced the level of security purchases.  Such sales include those effected in conjunction with the balance sheet restructuring transactions noted earlier.

Interest income from debt securities increased by $906,000 to $2.3 million for the year ended June 30, 2013 from $1.4 million for the year ended June 30, 2012.  The increase in interest income reflected an increase in the average balance of debt securities that was partially offset by a decline in the average yield.  The average balance of debt securities increased $106.9 million to $181.7 million for the year ended June 30, 2013 from $74.8 million for the year ended June 30, 2012.  For those same comparative periods, the average yield of debt securities decreased 60 basis points to 1.26% from 1.86%.

The decrease in the average yield on debt securities reflected a 78 basis points decline in the yield on taxable securities to 1.17% during the year ended June 30, 2013 from 1.95% during for the year ended June 30, 2012.  For those same comparative periods, the yield on tax-exempt securities increased 96 basis points to 1.95% from 0.99%.  The increase in the average balance of debt securities was partly attributable to a $92.8 million increase in the average balance of taxable securities to $160.6 million for the year ended June 30, 2013 from $67.7 million for the year ended June 30, 2012.  For those same comparative periods, the average balance of tax-exempt securities increased by $14.0 million to $21.1 million from $7.0 million.

Interest income from other interest-earning assets increased by $10,000 to $775,000 for the year ended June 30, 2013 from $765,000 for the year ended June 30, 2012 reflecting an increase in the average yield that was partially offset by a decline in the average balance.  The average yield of other interest-earning assets increased by two basis points to 0.55% for the year ended June 30, 2013 from 0.53% for the year ended June 30, 2012.  For those same comparative periods, the average balance of other interest-earning assets decreased by $4.8 million to $139.7 million from $144.5 million.

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

Interest Expense.  Total interest expense decreased by $6.4 million to $22.0 million for the year ended June 30, 2013 from $28.4 million for the year ended June 30, 2012.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 27 basis points to 0.99% for the year ended June 30, 2013 from 1.26% for the year ended June 30, 2012.  The decrease in the average cost was coupled with a $17.5 million decline in the average balance of interest-bearing liabilities to $2.23 billion from $2.25 billion for the same comparative periods.

Interest expense attributed to deposits decreased $5.6 million to $14.7 million for the year ended June 30, 2013 from $20.3 million for the year ended June 30, 2012.  The decrease in interest expense was attributable to a decline in the average cost of deposits coupled with a decline in their average balance.

  The cost of interest-bearing deposits declined by 27 basis points to 0.74% for the year ended June 30, 2013 from 1.01% for the year ended June 30, 2012.  The reported decrease in the average cost was reflected across all categories of interest-bearing deposits and was primarily attributable to the overall declines in market interest rates.  For those comparative periods, the average cost of interest-bearing checking accounts decreased by 22 basis points to 0.37% from 0.59% and the average cost of savings and club accounts decreased 13 basis points to 0.20% from 0.33% while the average cost of certificates of deposit declined 28 basis points to 1.16% from 1.44%.

The decrease in the average cost was coupled with a $20.3 million decline in the average balance of interest-bearing deposits to $1.98 billion for the year ended June 30, 2013 from $2.00 billion for the year ended June 30, 2012.  The reported decrease in the average balance was primarily attributable to a $91.7 million decline in the average balance of certificates of deposit to $1.04 billion for the year ended June 30, 2013 from $1.13 billion for the year ended June 30, 2012.  The decline in the average balance of certificates of deposit was partially offset by increases in the average balances of interest-bearing checking and savings accounts.  For the same comparative periods, the average balance of interest-bearing checking accounts increased $40.5 million to $494.6 million from $454.2 million while the average balance of savings and club accounts increased $30.9 million to $445.5 million from $414.6 million.

Interest expense attributed to borrowings decreased by $807,000 to $7.3 million for the year ended June 30, 2013 from $8.1 million for the year ended June 30, 2012.  The decrease in interest expense on borrowings primarily reflected a decrease in their average cost that was partially offset by an increase in their average balance.  The average cost of borrowings declined 36 basis points to 2.87% for the year ended June 30, 2013 from 3.23% for the year ended June 30, 2012.  For those same comparative periods, the average balance of borrowings increased $2.7 million to $253.6 million from $250.9 million.

The increase in the average balance of borrowings partly reflected a $1.3 million increase in the average balance of FHLB advances which increased to $218.1 million for the year ended June 30, 2013 from $216.8 million for the year ended June 30, 2012.  For those same comparative periods, the average cost of FHLB advances decreased 38 basis points to 3.25% from 3.63%.  The noted increase in the average balance of FHLB advances was augmented by a $1.4 million increase in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $35.5 million from $34.1 million whose average cost declined 12 basis points to 0.54% from 0.66% for those same comparative periods.

Provision for Loan Losses.  The provision for loan losses totaled $4,464,000 for the year ended June 30, 2013 compared to a provision of $5,750,000 for the year ended June 30, 2012.  The provisions for both periods partly reflected impairment losses identified on specific impaired loans while also reflecting the impact of changes in the balance of the non-impaired portion of the loan portfolio which is evaluated collectively for impairment using historical and environmental loss factors.  Such factors were updated during each period in accordance with the Company’s allowance for loan loss calculation methodology.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the year ended June 30, 2013 is presented in Note 8 to the consolidated financial statements as well as the Comparison of Financial Condition at June 30, 2013 and June 30, 2012 presented earlier.

Non-Interest Income.  Non-interest income, excluding gains and losses on the sale of securities and real estate owned (“REO”), increased by $1.3 million to $6.7 million for the year ended June 30, 2013 from $5.4 million for the year ended June 30, 2012.  The increase in non-interest income was primarily attributable to a $1.2 million increase in income from bank owned life insurance resulting from a comparative increase in its average balance between periods.  Less noteworthy variances in non-interest income included an increase in loan prepayment penalties included in fees and service charges as well as an increase in electronic banking fees and charges arising from an increase in ATM and debit card usage by customers.  Partially offsetting these increases in non-interest income was a $104,000 decline in loan sale gains to $557,000 for the year ended June 30, 2013 from $661,000 for the year ended June 30, 2012 reflecting a decline the volume of SBA loan originations and sales during fiscal 2013.

Miscellaneous income for the year ended June 30, 2013 also included a $100,000 gain on the sale of a parcel of vacant land adjacent to one of the Company’s branches.  The parcel had originally been acquired for branch expansion purposes, but was ultimately sold after the Company was unable to procure the required approvals for the expansion.  Offsetting this increase in miscellaneous income was the absence in the current year of a $245,000 payment received by the Bank during the prior fiscal year from a tenant in return for the discharge of their future obligations under the terms of a commercial lease agreement where the Bank served as lessor.

For the year ended June 30, 2013, net REO sale losses totaled $775,000 compared to $3.3 million for the year ended June 30, 2012 with losses during both comparative periods being primarily attributed to reducing the carrying value of various REO properties to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.  Where applicable, such losses were partially offset by REO sale gains.

As noted earlier, at June 30, 2013, the Company held a total of eight REO properties with an aggregate carrying value of $2.1 million.  Two REO properties with aggregate carrying values totaling $581,000 were under contract for sale at June 30, 2013 with such values reflecting the net sale proceeds that the Company expects to receive based upon the terms of those contracts.

Finally, non-interest income during the year ended June 30, 2013 reflected net gains on sale of securities totaling $10.4 million attributable to the sale of mortgage-backed securities totaling approximately $432.4 million during the period.  The securities sold during the current period included $330.0 million of agency mortgage backed securities sold during the quarter ended March 31, 2013 in conjunction with the restructuring transaction noted earlier through which the Company recognized $9.1 million in gains on sale.  Those sale gains were augmented by an additional $1.3 million of sale gains resulting from the sale of an additional $102.3 million of agency mortgage-backed securities during the year that were separate from the restructuring transaction.

The sale gains during the current year were partially offset by losses totaling $6,000 arising from the sale of $24,000 of non-agency collateralized mortgage obligations that had fallen below the Company’s investment grade thresholds.  The Company recognized $6,000 in losses during the earlier comparative period ended June 30, 2012 that resulted from a sale of $38,000 of non-agency collateralized mortgage obligations on that same basis.

Non-Interest Expenses.  Non-interest expense, excluding debt extinguishment expense, increased $2.0 million to $60.7 million for the year ended June 30, 2013 from $58.7 million for the year ended June 30, 2012.  The net increase in non-interest expense primarily reflected increases in salary and employee benefit expense, premises occupancy expense, equipment and systems expense and federal deposit insurance expense that were partially offset by decreases in advertising and miscellaneous expense.  Less noteworthy increases and decreases in other categories of non-interest expense reflected normal operating fluctuations within those categories.

Salaries and employee benefits increased by $1.7 million to $35.4 million from $33.7 million reflecting increases in expenses resulting, in part, from annual wage and salary increases as well as the Company’s strategic efforts to expand its commercial lending origination and support staff.  The increase also reflected increases in health care benefit costs that went into effect during fiscal 2013.

The noted increase in premises occupancy expense largely reflected non-recurring facility-related repairs and maintenance expenses, a portion of which were necessitated by damage caused by Hurricane Sandy at a limited number of the Company’s branches located in or near certain New Jersey shore communities.  In general, the facility-related damages caused by the hurricane were cosmetic in nature as evidenced by all 41 of the Company’s branches re-opening within two weeks of the hurricane.  The increase in occupancy expenses also reflected a higher level of seasonal facility maintenance costs during fiscal 2013, including those relating to snow removal, arising from the extraordinarily mild winter that was experienced during fiscal 2012.

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

Provision for Income Taxes.  The provision for income taxes decreased $526,000 to $2.3 million for the year ended June 30, 2013 from $2.8 million for the year ended June 30, 2012.  The variance in income taxes between comparative years was partly attributable to the underlying differences in the taxable portion of pre-tax income between comparative periods.  However, the variance also reflected the Bank’s recognition of income tax benefits during the current period arising from the recognition of capital gains resulting from the restructuring transaction and sale of land noted earlier.  Such gains enabled the Company to recognize the income tax benefits attributable to capital losses incurred during prior years for which no deferred benefit had been previously recognized.

The Company’s effective tax rate during the year ended June 30, 2013 was 25.7% which, in relation to statutory income tax rates, reflected the combined effects of recurring tax-favored income sources included in pre-tax income as well as the tax benefit recognized from prior capital losses noted above.  By comparison, the Company’s effective tax rate for the year ended June 30, 2012 was 35.3%.

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

Net Interest Income. Net interest income for the year ended June 30, 2012 was $70.2 million; an increase of $2.0 million from $68.2 million for the year ended June 30, 2011.  The increase in net interest income between the comparative periods resulted from a decrease in interest expense that outpaced a concurrent decline in interest income.  The decrease in interest income during fiscal 2012 was generally attributable to a decrease in the average yield on interest-earning assets that was partially offset by an increase in their average balance.  Similarly, the decline in interest expense generally reflected a reduction in the average cost of interest-bearing liabilities that was partially offset by an increase in their average balance.  The increases in the average balances of interest-earning assets and interest-bearing liabilities between comparative periods were partly attributable to the acquisition of Central Jersey Bank which closed during the second quarter of fiscal 2011 while also reflecting organic growth during fiscal 2012.  Declines in average yields and costs between comparative periods continued to largely reflect the effects of historically low interest rates that were prevalent in the marketplace throughout fiscal 2012.

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

Interest income from loans increased $407,000 to $64.0 million for the year ended June 30, 2012 from $63.6 million for the year ended June 30, 2011.  The increase in interest income on loans was primarily attributable to a $77.7 million increase in their average balance to $1.25 billion for the year ended June 30, 2012 from $1.17 billion for the year ended June 30, 2011.  The increase in the average balance of loans was partly attributable to the loans acquired from Central Jersey Bank during fiscal 2011 coupled with organic growth in loans during fiscal 2012.

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

The reduction in the overall yield of the mortgage-backed securities portfolio is attributable to many of the same factors affecting the yield on the Company’s loan portfolio.  That is, lower market interest rates have continued to provide a “rate reduction” refinancing incentive to mortgagors resulting in the payoff of comparatively higher rate mortgage loans underlying the Company’s mortgage-backed securities.  Simultaneously, lower market interest rates have resulted in the downward re-pricing of loans underlying the Company’s adjustable rate mortgage-backed securities.  The increase in the average balance of mortgage-backed securities was partly attributable to the securities acquired from Central Jersey Bank during fiscal 2011 coupled with security purchases that outpaced the principal repayments of such securities during fiscal 2012.

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

The decrease in the average cost was partially offset by a $157.2 million increase in the average balance of interest-bearing deposits to $2.00 billion for the year ended June 30, 2012 from $1.84 billion for the year ended June 30, 2011.  The reported increase in the average balance was represented across all categories of interest-bearing deposits and partly reflected the acquisition of Central Jersey Bank.  However, the increase also reflected organic growth arising from the Company’s strategic efforts to increase its deposit base coupled with consumer demand for the safety of FDIC insurance to protect their financial assets given the volatility in the financial markets for uninsured investment products.  For the same comparative periods, the average balance of interest-bearing checking accounts increased $76.2 million to $454.2 million from $378.0 million, the average balance of savings accounts increased $38.8 million to $414.6 million from $375.8 million, and the average balance of certificates of deposit increased $42.3 million to $1.13 billion from $1.09 billion.  As of June 30, 2012, approximately $713.7 million or 64.6% of certificates of deposit, with a weighted average cost of 1.10%, mature within one year.  Because the Bank’s offering rates for CDs maturing in one year or less are generally lower than 1.10% at June 30, 2012, the majority of these certificates may re-price downward to the extent they are reinvested with the Bank at maturity into accounts with similar terms.

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

Non-Interest Income.  Non-interest income, excluding sale losses and write downs of REO, increased by $547,000 to $5.5 million for the year ended June 30, 2012 from $4.9 million for the year ended June 30, 2011.  This increase in non-interest income was partly attributable to a $641,000 increase in fees and service charges, including electronic banking fees and charges, that largely reflected the noninterest income arising from operating the CJB Division for the full year ended June 30, 2012 compared to its operation for only eight months during fiscal 2011 based upon its acquisition in November 2010.  Similarly, the increase also reflected a $122,000 increase in gains associated with the sale of loans that was primarily attributable to an increase in the volume of SBA loan originations sold through the CJB Division during fiscal 2012.

The increase in non-interest income also reflected the recognition of a $245,000 payment received by the Bank from a tenant in return for the discharge of their future obligations under the terms of a commercial lease agreement where the Bank served as lessor.  Finally, the change in noninterest income reflected a $40,000 increase in income on bank owned life insurance reflecting, in part, a higher average balance of the underlying assets during fiscal 2012.  The impact of the increase in the average balance was partially offset by decline in the yield on the underlying policies reflecting the impact of lower market interest rates on the overall yield of the Company’s bank owned life insurance.

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

At June 30, 2012, the Bank held a total of eight REO properties with an aggregate carrying value of $3.8 million.  Two properties with carrying values totaling $2.1 million were under contract for sale at June 30, 2012 with such values reflecting the net sale proceeds that the Bank expected to receive based upon the terms of those contracts.

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

Net occupancy expense of premises increased by $1.0 million to $6.5 million for the year ended June 30, 2012 from $5.5 million for the year ended June 30, 2011 while equipment and systems expense increased $1.1 million to $7.2 million from $6.1 million for those same comparative periods.  The increase in these expenses largely reflects the Company’s additional facilities, equipment and systems-related costs of operating the CJB Division for the full year ended June 30, 2012 for which a lower level of comparable expense was recorded during the earlier comparative period due to the timing reasons noted above.  The comparative increase in equipment and system expense also reflects the non-recurring costs recognized during fiscal 2012 relating to the conversion and integration of data processing systems relating to the Central Jersey Bank acquisition.

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

The net increase in non-interest expense between comparative periods was partially offset by a $225,000 decrease in federal deposit insurance premium expense to $2.1 million for the year ended June 30, 2012 from $2.3 million for the year ended June 30, 2011.  The net reduction in FDIC insurance expense primarily reflected changes in the FDIC’s deposit insurance calculation methodology that went into effect during the quarter ended June 30, 2011.  The effect of these changes was partially offset by the increase in the Bank’s deposit insurance assessment base resulting from the Central Jersey Bank acquisition.

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

Finally, the change in non-interest expense between comparative periods also reflected $3.5 million of merger-related costs associated with the Central Jersey Bank acquisition that were recorded during the earlier comparative period for which no comparable costs were recorded during fiscal 2012.

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

	At June 30,			For the Years Ended June 30,
	2013			2013				2012				2011
	Actual Balance		Actual Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,360,871		4.56%	$1,309,085		$61,500	4.70%	$1,250,307		$63,960	5.12%	$1,172,576		$63,553	5.42%
Mortgage-backed securities(2)	883,980		2.61	1,020,425		23,688	2.32	1,181,237		32,435	2.75	853,350		29,972	3.51
Securities:(2)
Tax-exempt	92,828		1.95	21,083		411	1.95	7,045		70	0.99	58,295		1,050	1.80
Taxable	422,470		1.18	160,594		1,884	1.17	67,748		1,319	1.95	227,727		4,892	2.15
Other interest-earning assets(3)	129,598		0.59	139,698		775	0.55	144,527		765	0.53	127,900		909	0.71
Total interest-earning assets	2,889,747		3.21	2,650,885		88,258	3.33	2,650,864		98,549	3.72	2,439,848		100,376	4.11
Non-interest-earning assets	255,613			271,342				257,407				239,331
Total assets	$3,145,360			$2,922,227				$2,908,271				$2,679,179
Interest-bearing liabilities:
Interest-bearing demand	$731,521		0.29	$494,625		1,847	0.37	$454,166		2,690	0.59	$377,978		3,432	0.91
Savings and club	466,559		0.16	445,470		878	0.20	414,560		1,376	0.33	375,767		2,162	0.58
Certificates of deposit	981,464		1.05	1,037,150		11,986	1.16	1,128,802		16,206	1.44	1,086,544		18,319	1.69
Borrowings	287,695		1.76	253,626		7,290	2.87	250,859		8,097	3.23	239,224		8,303	3.47
Total interest-bearing liabilities	2,467,239		0.74	2,230,871		22,001	0.99	2,248,387		28,369	1.26	2,079,513		32,216	1.55
Non-interest-bearing liabilities (4)	210,414			203,255				172,638				118,909
Total liabilities	2,677,653			2,434,126				2,421,025				2,198,422
Stockholders’ equity	467,707			488,101				487,246				480,757
Total liabilities and stockholders’ equity	$3,145,360			$2,922,227				$2,908,271				$2,679,179
Net interest income						$66,257				$70,180				$68,160
Interest rate spread(5)			2.47%				2.34%				2.46%				2.56%
Net interest margin(6)							2.50%				2.65%				2.80%
Ratio of interest-earning assets to interest-bearing liabilities	1.17	x		1.18	x			1.18	x			1.17	x

(1)	Non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.
(2)	Mark to market valuation allowances have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and Federal Home Loan Bank of New York capital stock.
(4)
Includes actual balance of non-interest-bearing deposits of $190,963,000 at June 30, 2013 and average balances of non-interest-bearing deposits of $172,954,000, $145,458,000 and $98,587,000 for the years ended June 30, 2013, 2012 and 2011, respectively.

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

	Years Ended June 30,			Years Ended June 30,
	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Net loans receivable	$2,930	$(5,390)	$(2,460)	$4,056	$(3,649)	$407
Mortgage-backed securities	(4,071)	(4,676)	(8,747)	9,871	(7,408)	2,463
Securities:
Tax-exempt	229	112	341	(648)	(332)	(980)
Taxable	1,255	(690)	565	(3,155)	(418)	(3,573)
Other interest-earning assets	(22)	32	10	107	(251)	(144)
Total interest-earning assets	$321	$(10,612)	$(10,291)	$10,231	$(12,058)	$(1,827)

Interest expense:
Interest-bearing demand	$223	$(1,066)	$(843)	$611	$(1,353)	$(742)
Savings and club	92	(590)	(498)	211	(997)	(786)
Certificates of deposit	(1,243)	(2,977)	(4,220)	691	(2,804)	(2,113)
Federal Home Loan Bank advances	90	(897)	(807)	389	(595)	(206)
Total interest-bearing liabilities	$(838)	$(5,530)	$(6,368)	$1,902	$(5,749)	$(3,847)

Change in net interest income	$1,159	$(5,082)	$(3,923)	$8,329	$(6,309)	$2,020

Liquidity and Commitments

Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities.  Our primary sources of funds are deposits, amortization, prepayments and maturities of mortgage-backed securities and outstanding loans, maturities and calls of securities and funds provided from operations.  In addition, we invest excess funds in short-term interest-earning assets, such as overnight deposits, which provide liquidity to meet lending requirements.  While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.

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

Cash and cash equivalents, consisting primarily of deposits in other banks, decreased by $28.6 million to $127.0 million at June 30, 2013 from $155.6 million at June 30, 2012.  The balances reported at June 30, 2013 included interest-earning and noninterest-earning accounts in other banks totaling $113.9 million and $4.3 million, respectively, primarily representing deposit relationships with two money center banks as well as accounts with the FHLB of New York and Federal Reserve.  The largest money center account relationship totaled approximately $2.5 million at June 30, 2013 with the next largest money center banking relationship totaling approximately $1.8 million as of that same date.  Management routinely transfers funds between depository institutions to maximize the return on the funds.

Management reviews cash flow projections regularly and updates them monthly in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals.   At June 30, 2013, construction loans in process and unused lines of credit were $11.6 million and $69.4 million, respectively, compared to $13.0 million and $73.5 million, respectively, at June 30, 2012.  As of those same comparative periods, the Bank had $646.6 million of certificates of deposit maturing in one year compared to $713.7 million at June 30, 2012.

The Bank had a comparatively lower level of commitments to originate and purchase loans at June 30, 2013 than it had one year earlier.  Such commitments totaled $60.1 million at June 30, 2013 compared to $82.5 million at June 30, 2012.  The greater level of outstanding loan commitments at June 30, 2013 and 2012 compared to preceding years largely reflects the expansion of the Bank’s commercial lending activities.

Deposits increased $198.7 million to $2.37 billion at June 30, 2013 from $2.17 billion at June 30, 2012.  Between those comparative periods, non-interest-bearing demand deposits increased $25.8 million to $191.0 million, interest-bearing demand deposits increased $263.2 million to $731.5 million, savings deposits increased $33.1 million to $466.6 million while certificates of deposit decreased $123.5 million to $981.5 million.  The increase in interest-bearing checking accounts largely reflects the use of “non-retail” funding sources in the form of brokered money market deposits utilized in conjunction with the Company’s wholesale growth transactions discussed earlier.

Borrowings from the FHLB of New York and other sources are generally available to supplement the Bank’s liquidity position and to the extent that maturing deposits do not remain with us, management may replace the funds with such borrowings.  The Bank has the capacity to borrow additional funds from the FHLB by taking additional long-term or short-term advances including overnight borrowings.  As of June 30, 2013, the Bank’s borrowing potential was $334.9 million without pledging additional collateral.

The following table discloses our contractual obligations and commitments as of June 30, 2013.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In Thousands)

Operating lease obligations	$11,213	$1,761	$2,982	$2,210	$4,260
Certificates of deposit	981,464	646,590	242,378	92,496	-
Federal Home Loan Bank advances	250,854	105,000	-	-	145,854

Total	$1,243,531	$753,351	$245,360	$94,706	$150,114

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In Thousands)

Undisbursed funds from approved lines of credit(1)	$69,406	$32,473	$710	$1,536	$34,687
Construction loans in process(1)	11,100	11,100	-	-	-
Other commitments to extend credit(1)	60,640	60,640	-	-	-

Total	$141,146	$104,213	$710	$1,536	$34,687

(1)	Represents amounts committed to customers.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At June 30, 2013, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

In addition to the commitments noted above the Bank is party to standby letters of credit totaling approximately $1,791,000 at June 30, 2013 through which it guarantees certain specific business obligations of its commercial customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.  At June 30, 2013, outstanding loan commitments totaled $141.1 million compared to $169.0 million at June 30, 2012. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  For additional information regarding our outstanding lending commitments at June 30, 2013, see Note 18 to the consolidated financial statements.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its well capitalized status in accordance with regulatory standards.  As of June 30, 2013, the Bank exceeded all capital requirements of the federal banking regulators.  The Bank’s regulatory capital ratios at June 30, 2013 were as follows: Tier 1 leverage ratio 11.32%; Tier I risk-based capital 21.10%; and total risk-based capital 21.77%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.  For additional information regarding regulatory capital at June 30, 2013, see Note 16 to the consolidated financial statements.

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

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by the Company, please refer to Note 2 to the consolidated financial statements.

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

With respect to the maturity and re-pricing of its interest-bearing liabilities, at June 30, 2013, $646.6 million or 65.9% of our certificates of deposit mature within one year with an additional $174.2 million or 17.8% maturing after one year but within two years.  Based on current market interest rates, the majority of these certificates are projected to re-price to a level at or below their current rates to the extent they remain with the Company at maturity and are renewed at the same original term to maturity.  Of the $250.9 million of FHLB advances at June 30, 2013, $245.9 million represent term advances with fixed rates of interest while $5.0 million represents overnight borrowings drawn for daily liquidity management purposes.

Of the term advances, $145.0 million mature during fiscal 2023, but are initially callable at par during fiscal 2018 and quarterly thereafter until maturity.  The terms of these advances were modified during the latter half of fiscal 2013 in conjunction with the balance sheet restructuring transactions discussed earlier.

An additional $100.0 million of FHLB advances represent short term, 90-day advances that the Company expects to roll over upon maturity for at least the next five years.  These advances were drawn in conjunction with the wholesale growth transactions noted earlier.  The Company utilized interest rate derivatives in the form of an interest rate swap and cap to limit its exposure to increasing interest rates related to the short-term portion of its FHLB advances.

Finally, the remaining $854,000 of FHLB borrowings represents one amortizing advance maturing in 2021 whose terms were unaffected by the restructuring and wholesale growth transactions noted earlier.

With respect to the maturity and re-pricing of the Company’s interest-earning assets, at June 30, 2013, $40.3 million, or 3.0% of our total loans will reach their contractual maturity dates within one year with the remaining $1.32 billion, or 97.0% of total loans having remaining terms to contractual maturity in excess of one year.  Of loans maturing after one year, $894.3 million or 67.7% had fixed rates of interest while the remaining $427.1 million or 32.3% had adjustable rates of interest.

Regarding investment securities, at June 30, 2013, $2.1 million or 0.2% of our securities will reach their contractual maturity dates within one year with the remaining $1.39 billion, or 99.8% of total securities, having remaining terms to contractual maturity in excess of one year.  Of the latter category,

$1.09 billion comprising 78.4% of our total securities had fixed rates of interest while the remaining $300.1 million comprising 21.6% of our total securities had adjustable or floating rates of interest.

At June 30, 2013, mortgage-related assets, including mortgage loans and mortgage-backed securities, total $2.2 billion and comprise 74.6% of total earning assets.  In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets.  In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them.  In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans.  By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates.  These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

The Company generally retained its liability sensitivity during fiscal 2013 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, changed modestly during the period.  Specifically, the Company’s cumulative one-year gap percentage changed from +1.87% at June 30, 2012  to -1.87% at June 30, 2013 while the Company’s cumulative three-year gap percentage changed from +7.70% to +0.11% over those same comparative periods.

The change in the Company’s one-year and three-year gaps reflects the changes in balance sheet allocation arising from the ongoing changes in business strategy in conjunction with the effects of the restructuring and wholesale growth transactions noted earlier.  Specifically, the balance of cash and equivalents at June 30, 2013 was lower than one year earlier reflecting the Company’s strategy of maintaining reduced levels of short term liquidity in favor of higher yielding loans and securities. Moreover, the overall growth and reallocation of the loan portfolio reflects the Company’s growing strategic focus on commercial lending, much of which has been reflected in the growth of comparatively longer duration commercial real estate loans.  Additionally, reduced cash flows arising from the Company’s reallocation of a portion of its investments out of MBS and into non-amortizing securities reduced the expected cash flows generated by the portfolio over a projected three-year period.  Consequently, the Company’s cumulative three-year gap reflects a net decrease in the portion of assets projected to reprice within a three-year timeframe in relation to the projected liabilities repricing over that time.

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

The effects of interest rate risk on the Company’s earnings are best demonstrated through a review of changes in market interest rates over the past several years and their impact on the Company’s net interest spread.  Following a period of historically low interest rates, the Federal Reserve Board of Governors steadily increased its target federal funds rate by 425 basis points from 1.00% in June 2004 to 5.25% in June 2007.  During that three-year period, federal funds rate and other shorter term market interest rates increased by a far greater degree than longer term market interest rates.  For example, the market yield on the one-year U.S. Treasury bill increased 284 basis points from 2.07% at June 30, 2004 to 4.91% at June 30, 2007.  By comparison, the market yield on the 10-year U.S. Treasury note increased by only 41 basis points from 4.62% to 5.03% over those same time periods.  The flattening yield curve during that three-year period had an adverse impact on the Company’s net interest spread which decreased 67 basis points from 2.37% for the year ended June 30, 2004 to 1.70% for the year ended June 30, 2007.

The upward trend in shorter term interest rates was reversed in September 2007 as the Federal Reserve began to lower the target rate for federal funds in reaction to the threat of a looming recession triggered by growing volatility and instability in the housing and credit markets.  The effects of those isolated crises rapidly grew to threaten the viability of the domestic and international financial markets as a whole.  In reaction to that larger threat, the Federal Reserve reduced the target federal funds rate by a total of over 500 basis points from 5.25% at June 2007 to a range between 0.00% and 0.25% which have remained in effect through June 30, 2013.

For the four-year period ended June 30, 2011, federal funds rate and other shorter term market interest rates decreased by a far greater degree than longer term market interest rates.  For example, the market yield on the one-year U.S. Treasury bill decreased 382 basis points from 4.01% at June 30, 2007 to 0.19% at June 30, 2011.  By comparison, the market yield on the 10-year U.S. Treasury note decreased by only 185 basis points from 5.03% to 3.18% over those same time periods.  The steepening yield curve during that four year period had a beneficial impact on the Company’s net interest spread which increased 86 basis points from 1.70% for the year ended June 30, 2007 to 2.56% for the year ended June 30, 2011.

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

The yield curve generally remained flat throughout the first three quarters of the current fiscal year.  However, the yield curve steepened during the fourth fiscal quarter ended June 30, 2013 reflecting the market’s anticipation of potential changes to Federal Reserve’s quantitative easing strategies.  Specifically, the yield on the one year U.S. Treasury bill declined an additional six basis points during the current fiscal year to 0.15% as of June 30, 2013.  However, the market yield on the 10-year U.S. Treasury note increased by 85 basis points to 2.52% for those same periods.  The flattened yield curve that was prevalent throughout most of fiscal 2013 continued to have an adverse impact in the Company’s net interest spread which decreased to 2.34% for the year ended June 30, 2013 compared to 2.46% for the year ended June 30, 2012.

As noted earlier, the Company has executed various strategies to mitigate the adverse effects of the flattening yield curve on its net interest spread and margin.  Such strategies include deploying excess liquidity in higher yielding interest-earning assets, such as commercial loans and investment securities, while continuing to lower its cost of interest-bearing liabilities by reducing deposit offering rates.  However, the risk of additional net interest rate spread and margin compression is significant as the yield on Company’s interest-earning assets continues to reflect the impact of the recent greater declines in longer term market interest rates compared to the lesser concurrent reductions in shorter term market interest rates that affect its cost of interest-bearing liabilities.  In particular, the Company’s ability to further reduce the cost of its interest-bearing deposits is increasingly limited based on most deposit offering rates already falling well below 1.00% at June 30, 2013.  Moreover, the Company’s liability sensitivity may adversely affect net income in the future when market interest rates ultimately increase from their historical lows and its cost of interest-bearing liabilities may rise faster than its yield on interest-earning assets.

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

Quantitative Analysis.  The quantitative analysis regularly conducted by management measures interest rate risk from both a capital and earnings perspective.  With regard to capital, the Company’s internal interest rate risk analysis calculates the sensitivity of the Company’s EVE ratio to movements in interest rates.  EVE represents the present value of the expected cash flows from the Bank’s assets less the present value of the expected cash flows arising from its liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of the Bank’s EVE divided by the present value of its total assets for a given interest rate scenario.  In essence, EVE attempts to quantify the economic value of the Company using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio.  The degree to which the EVE ratio changes for any hypothetical interest rate scenario from its “base case” measurement is a reflection of an institution’s sensitivity to interest rate risk.

 The Company’s EVE ratio is first calculated in a “base case” scenario that assumes no change in interest rates as of the measurement date.  The model then measures the change in the EVE ratio throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate.  The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain “down rate” scenarios during periods of lower market interest rates.  The Company’s interest rate risk management policy establishes acceptable floors for the EVE ratio and caps for the maximum change in the EVE ratio throughout the scenarios modeled.

As illustrated in the tables below, the Company’s EVE would be negatively impacted by an increase in interest rates.  This result is expected given the Company’s liability sensitivity noted earlier.  Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of its interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Company’s assets compared to the beneficial impact arising from the reduced present value of its liabilities.  Hence, the Company’s EVE and EVE ratio decline in the increasing interest rate scenarios.  Historically low interest rates at June 30, 2013 preclude the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the Company’s internal EVE analysis as of June 30, 2013 and June 30, 2012, respectively.

	At June 30, 2013
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	225,946	-192,783	-46%	8.13%	-550 bps
+200 bps	309,100	-109,629	-26%	10.71%	-292 bps
+100 bps	378,311	-40,418	-10%	12.67%	-96 bps
0 bps	418,729	-	-	13.63%	-

	At June 30, 2012
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	241,451	-177,339	-42%	9.30%	-523 bps
+200 bps	324,768	-94,022	-22%	11.99%	-254 bps
+100 bps	387,699	-31,091	-7%	13.80%	-73 bps
0 bps	418,790	-	-	14.53%	-

(1)  The -100 bps, -200 bps and -300 bps scenarios are not shown due to the low prevailing interest rate environment.

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points.  Based upon the tables above, the Company’s sensitivity measure increased by 38 basis points from -254 basis points at June 30, 2012  to -292 basis points at June 30, 2013 which indicates an increase in the Bank’s sensitivity to movements in interest rates from period to period.

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

In general, the noted change in the Company’s sensitivity measure generally indicates an increase in the level of long-term interest rate risk between comparative periods resulting from various changes to the composition and allocation of the Company’s balance sheet from June 30, 2012 to June 30, 2013 coupled with generally consistent assumptions between periods.  In particular, the ongoing reallocation of earning assets within the loan portfolio into comparatively longer duration commercial mortgage loans in accordance with the Company’s business plan has contributed to the reported increase in the level of long-term interest rate risk, as measured by the sensitivity of EVE to movements in interest rates.

As noted earlier, the balance sheet restructuring and wholesale growth transactions described earlier were generally designed to be “IRR-neutral” from an EVE sensitivity perspective.   However, the Company is continuing to evaluate additional business strategies to manage its exposure to long-term interest rate risk including, but not limited to, further extending the duration of its wholesale borrowing and retail deposit funding sources while continuing to expand its investment in non-capped, variable rate assets including, but not limited to, certain floating rate investment security sectors.

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

As illustrated in the tables below, the Company’s net interest income would be negatively impacted by a parallel upward shift in the yield curve. Like the EVE results presented earlier, this result is expected given the Company’s liability sensitivity noted earlier.  The tables below reflect a modest increase in the sensitivity of net interest income to movements in interest rates between the comparative periods for the +100 bps and +200 bps scenarios while reflecting decreased sensitivity between comparative periods in the +300 bps scenario.  Notwithstanding these modest changes in sensitivity, the tables also reflect a comparative increase in net interest income across all scenarios modeled reflecting the expected enhancements to earnings arising from the balance sheet restructuring and wholesale growth transactions discussed earlier.

At June 30, 2013
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$72,762	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	70,604	-2,158	-2.97
Immediate and permanent	Parallel	Static	+200 bps	One Year	68,736	-4,026	-5.53
Immediate and permanent	Parallel	Static	+300 bps	One Year	66,337	-6,425	-8.83

At June 30, 2012
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$69,856	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	68,855	-1,001	-1.43
Immediate and permanent	Parallel	Static	+200 bps	One Year	66,686	-3,169	-4.54
Immediate and permanent	Parallel	Static	+300 bps	One Year	62,710	-7,146	-10.23

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On July 3, 2013, the Company dismissed ParenteBeard LLC (“ParenteBeard”), as the Company’s auditors and, with the approval of the Audit Committee of the Company’s Board of Directors, on July 3, 2013, engaged BDO USA, LLP (“BDO”) as its independent registered public accounting firm.

The reports of ParenteBeard on the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and during the interim period from the end of the most recently completed fiscal year through the date of their dismissal, there were no disagreements with ParenteBeard on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of ParenteBeard would have caused it to make reference to such disagreement in its reports on the Company’s financial statements.

During the Company’s two most recently completed fiscal years and through the date of the Company’s engagement of BDO, the Company did not consult with BDO regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written or oral advice was provided by BDO that was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues.

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

2.           Report of Independent Registered Public Accounting Firm.

The report of BDO USA, LLP on the Company’s internal control over financial reporting appears in the Company’s consolidated financial statements that are contained in this Annual Report on Form 10-K immediately following Item 15.  Such report is incorporated herein by reference.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I - Election of Directors” and “Corporate Governance” in the Registrant’s definitive proxy statement for the Registrant’s 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer.  A copy of the code of ethics is available without charge upon request to the Corporate Secretary, Kearny Financial Corp., 120 Passaic Avenue, Fairfield, New Jersey 07004.

Item 11. Executive Compensation

The information that appears under the headings “Executive Compensation”, “Director Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Security Ownership of Certain Beneficial Owners.  Information required by this item is incorporated herein by reference to the section captioned “Principal Holders of Our Common Stock” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned “Proposal I - Election of Directors” in the Proxy Statement.

(c)
Changes in Control.  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)
Securities Authorized for Issuance Under Equity Compensation Plans.  Set forth below is information as of June 30, 2013 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

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

(1)
The number of securities reported in column (A) includes 3,153,740 vested options and 39,000 non-vested options outstanding as of June 30, 2013.  In addition to these options, restricted stock awards of 49,000 shares were also non-vested as of June 30, 2013.  The non-vested options and restricted stock awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter.  As of June 30, 2013, there were 73,459 restricted shares and 312,897 options remaining available for award under the approved equity compensation plans and are reported under column (C) as securities remaining available for future issuance under such plans.

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

(3)           The following exhibits are filed as part of this report:

3.1	Charter of Kearny Financial Corp.*
3.2	Bylaws of Kearny Financial Corp. **
4	Stock Certificate of Kearny Financial Corp*
10.1	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones**†
10.2	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood**†
10.3	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi**†
10.4	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce**†
10.5	Employment Agreement between Kearny Federal Savings Bank and Craig Montanaro***†
10.6	Directors Consultation and Retirement Plan*†
10.7	Benefit Equalization Plan*†
10.8	Benefit Equalization Plan for Employee Stock Ownership Plan*†
10.9	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan ****†
10.10	Kearny Federal Savings Bank Director Life Insurance Agreement*****†
10.11	Kearny Federal Savings Bank Executive Life Insurance Agreement*****†
10.12	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer******†
11	Statement regarding computation of earnings per share
16	Letter regarding Change in Certifying Accountant *******

21	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP
23.2	Consent of ParenteBeard LLC
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification
101	Interactive Data Files‡
__________________
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
‡
Attached as Exhibits 101 to this Annual Report on Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

*	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
**	Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008 (File No. 000-51093)
***	Incorporated by reference to the exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2012 (File No. 000-51093)
****	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204)
*****	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on August 18, 2005. (File No. 000-51093).
******	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2011. (File No. 000-51093).
*******	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on July 5, 2013. (File No. 000-51093).

September 13, 2013

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of June 30, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2013, a copy of which is included in this annual report.

/s/ Craig L. Montanaro	/s/ Eric B. Heyer
Craig L. Montanaro	Eric B. Heyer
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Kearny Financial Corp.
Fairfield, New Jersey

We have audited Kearny Financial Corp. and Subsidiaries’ (collectively the “Company”) internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kearny Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Kearny Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Kearny Financial Corp. and Subsidiaries as of June 30, 2013, and the related consolidated statements of income, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended and our report dated September 13, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
September 13, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Kearny Financial Corp.
Fairfield, New Jersey

We have audited the accompanying consolidated statement of financial condition of Kearny Financial Corp. and Subsidiaries (collectively the “Company”) as of June 30, 2013, and the related consolidated statements of income, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kearny Financial Corp. and Subsidiaries at June 30, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kearny Financial Corp.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2013, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
September 13, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Kearny Financial Corp.

We have audited the accompanying consolidated statement of financial condition of Kearny Financial Corp. and Subsidiaries (collectively the “Company”) as of June 30, 2012, and the related consolidated statements of income, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2012.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2012, and the consolidated results of their operations and cash flows for each of the years in the two-year period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania
September 13, 2012
except for the first paragraph of Note 2,
as to which the date is September 13, 2013

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition
	Jume 30,
	2013	2012
	(In Thousands, Except Share and Per Share Data)
Assets
Cash and amounts due from depository institutions	$13,102	$38,028
Interest-bearing deposits in other banks	113,932	117,556

Cash and Cash Equivalents	127,034	155,584

Debt securities available for sale (amortized cost; 2013 $305,283; 2012 $14,613)	300,122	12,602
Debt securities held to maturity (fair value; 2013 $202,328; 2012 $34,838)	210,015	34,662

Loans receivable, including net yield adjustments 2013 $847; 2012 $1,654	1,360,871	1,284,236
Less allowance for loan losses	(10,896)	(10,117)

Net Loans Receivable	1,349,975	1,274,119

Mortgage-backed securities available for sale (amortized cost; 2013 $782,866; 2012 $1,188,373)	780,652	1,230,104
Mortgage-backed securities held to maturity (fair value; 2013 $96,447; 2012 $1,159)	101,114	1,090
Premises and equipment	36,994	38,677
Federal Home Loan Bank of New York stock	15,666	14,142
Interest receivable	8,028	8,395
Goodwill	108,591	108,591
Bank owned life insurance	86,084	48,615
Deferred income tax assets, net	9,782	-
Other assets	11,303	10,425

Total Assets	$3,145,360	$2,937,006

Liabilities and Stockholders’ Equity
Liabilities

Deposits:
Non-interest bearing	$190,964	$165,118
Interest-bearing	2,179,544	2,006,679

Total Deposits	2,370,508	2,171,797

Borrowings	287,695	249,777
Advance payments by borrowers for taxes	7,840	5,974
Deferred income tax liabilities, net	-	7,276
Other liabilities	11,610	10,565

Total Liabilities	2,677,653	2,445,389

Stockholders’ Equity

Preferred stock, $0.10 par value; 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.10 par value; 75,000,000 shares authorized; 72,737,500 shares issued; 2013 66,500,740 outstanding; 2012 66,936,040 outstanding	7,274	7,274
Paid-in capital	215,722	215,539
Retained earnings	326,167	319,661
Unearned Employee Stock Ownership Plan shares; 2013 533,400; 2012 678,876 shares	(5,334)	(6,789)
Treasury stock, at cost; 2013 6,236,760; 2012 5,801,460 shares	(71,983)	(67,664)
Accumulated other comprehensive (loss) income	(4,139)	23,596

Total Stockholders’ Equity	467,707	491,617

Total Liabilities and Stockholders’ Equity	$3,145,360	$2,937,006

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Income
	Years Ended June 30,
	2013	2012	2011
	(In Thousands, Except Per Share Data)
Interest Income
Loans	$61,500	$63,960	$63,553
Mortgage-backed securities	23,688	32,435	29,972
Securities:
Taxable	1,884	1,319	4,892
Tax-exempt	411	70	1,050
Other interest-earning assets	775	765	909
Total Interest Income	88,258	98,549	100,376

Interest Expense
Deposits	14,711	20,272	23,913
Borrowings	7,290	8,097	8,303
Total Interest Expense	22,001	28,369	32,216

Net Interest Income	66,257	70,180	68,160

Provision for Loan Losses	4,464	5,750	4,628

Net Interest Income after Provision for Loan Losses	61,793	64,430	63,532

Non-Interest Income
Fees and service charges	2,541	2,435	2,027
Gain on sale of securities	10,427	47	749
Gain on sale of loans	557	661	539
Loss on sale and write down of real estate owned	(775)	(3,330)	(81)
Income from bank owned life insurance	1,966	748	708
Electronic banking fees and charges	1,145	957	724
Miscellaneous	527	627	181
Total Non-Interest Income	16,388	2,145	4,847

Non-Interest Expenses
Salaries and employee benefits	35,406	33,688	31,105
Net occupancy expense of premises	6,625	6,528	5,527
Equipment and systems	7,596	7,190	6,053
Advertising	1,002	1,100	1,016
Federal deposit insurance premium	2,166	2,082	2,307
Directors’ compensation	698	678	1,153
Merger-related expenses	-	-	3,474
Debt extinguishment expenses	8,688	-	-
Miscellaneous	7,244	7,455	5,607
Total Non-Interest Expenses	69,425	58,721	56,242

Income before Income Taxes	8,756	7,854	12,137

Income Taxes	2,250	2,776	4,286

Net Income	$6,506	$5,078	$7,851

Net Income per Common Share (EPS)
Basic and Diluted	$0.10	$0.08	$0.12

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	66,152	66,495	67,118

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

	Years Ended June 30,
	2013	2012	2011
	(In Thousands)

Net Income	$6,506	$5,078	$7,851

Other Comprehensive (Loss) Income:

Realized gain on securities available for sale, net of income tax expense of: 2013 $(4,277); 2012 $(22); 2011 $(319)	(6,156)	(31)	(458)

Unrealized (loss) gain on securities available for sale, net of deferred income tax (benefit) expense of: 2013 $(13,886); 2012 $5,401; 2011 $(593)	(22,776)	8,004	(840)

Fair value adjustments on derivatives, net of deferred income tax expense of: $1,269	1,838	-	-

Benefit plans, net of deferred income tax (benefit) expense of: 2013 $(443); 2012 $132; 2011 $12	(641)	191	15

Total Other Comprehensive (Loss) Income	(27,735)	8,164	(1,283)

Total Comprehensive (Loss) Income	$(21,229)	$13,242	$6,568

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended June 30, 2013, 2012 and 2011

	Common Stock				Unearned		Acumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	ESOP Shares	Treasury Stock	Comprehensive Income	Total
	(In Thousands)
Balance – June 30, 2010	68,344	$7,274	$213,529	$312,844	$(9,698)	$(54,738)	$16,715	$485,926

Net income	-	-	-	7,851	-	-	-	7,851
Other comprehensive loss, net of income tax	-	-	-	-	-	-	(1,283)	(1,283)
ESOP shares committed to be released (145 shares)	-	-	(131)	-	1,454	-	-	1,323
Dividends contributed for payment of ESOP loan	-	-	141	-	-	-	-	141

Stock option expense	-	-	719	-	-	-	-	719

Treasury stock purchases	(493)	-	-	-	-	(4,462)	-	(4,462)

Restricted stock plan shares earned (115 shares)	-	-	1,240	-	-	-	-	1,240

Tax effect from stock-based compensation	-	-	(240)	(124)	-	-	-	(364)

Cash dividends declared ($0.20/public share)	-	-	-	(3,217)	-	-	-	(3,217)
Balance – June 30, 2011	67,851	$7,274	$215,258	$317,354	$(8,244)	$(59,200)	$15,432	$487,874

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended June 30, 2013, 2012 and 2011

	Common Stock				Unearned		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	ESOP Shares	Treasury Stock	Comprehensive Income	Total
	(In Thousands)
Balance – June 30, 2011	67,851	$7,274	$215,258	$317,354	$(8,244)	$(59,200)	$15,432	$487,874

Net income	-	-	-	5,078	-	-	-	5,078
Other comprehensive income, net of income tax	-	-	-	-	-	-	8,164	8,164
ESOP shares committed to be released (145 shares)	-	-	(88)	-	1,455	-	-	1,367
Dividends contributed for payment of ESOP loan	-	-	160	-	-	-	-	160

Stock option expense	-	-	41	-	-	-	-	41

Treasury stock purchases	(915)	-	-	-	-	(8,464)	-	(8,464)

Restricted stock plan shares earned (16 shares)	-	-	168	-	-	-	-	168

Cash dividends declared ($0.15/public share)	-	-	-	(2,321)	-	-	-	(2,321)

Cash dividends paid to Kearny MHC	-	-	-	(450)	-	-	-	(450)
Balance – June 30, 2012	66,936	$7,274	$215,539	$319,661	$(6,789)	$(67,664)	$23,596	$491,617

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended June 30, 2013, 2012 and 2011

	Common Stock				Unearned		Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Retained Earnings	ESOP Shares	Treasury Stock	Comprehensive Income (Loss)	Total
	(In Thousands)
Balance – June 30, 2012	66,936	$7,274	$215,539	$319,661	$(6,789)	$(67,664)	$23,596	$491,617

Net income	-	-	-	6,506	-	-	-	6,506
Other comprehensive loss, net of income tax	-	-	-	-	-	-	(27,735)	(27,735)
ESOP shares committed to be released (145 shares)	-	-	(24)	-	1,455	-	-	1,431
Dividends contributed for payment of ESOP loan	-	-	(2)	-	-	-	-	(2)

Stock option expense	-	-	41	-	-	-	-	41

Treasury stock purchases	(435)	-	-	-	-	(4,319)	-	(4,319)

Restricted stock plan shares earned (16 shares)	-	-	168	-	-	-	-	168
Balance – June 30, 2013	66,501	$7,274	$215,722	$326,167	$(5,334)	$(71,983)	$(4,139)	$467,707

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
	Years Ended June 30,
	2013	2012	2011
	(In Thousands)
Cash Flows from Operating Activities
Net income	$6,506	$5,078	$7,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,610	2,665	2,214
Net amortization of premiums, discounts and loan fees and costs	9,163	8,881	3,069
Deferred income taxes	278	96	1,245
Amortization of intangible assets	138	155	96
Amortization of benefit plans’ unrecognized net loss	100	40	68
Provision for loan losses	4,464	5,750	4,628
Realized gain on sale of securities available for sale	-	(53)	(777)
Realized gain on sale of mortgage-backed securities available for sale	(10,433)	-	-
Realized loss on sale of mortgage-backed securities held to maturity	6	6	28
Realized loss on debt extinguishment	8,688	-	-
Realized gain on sale of loans	(557)	(661)	(539)
Proceeds from sale of loans	5,332	7,123	8,169
Realized (gain) loss on disposition of premises and equipment	(105)	8	-
Increase in cash surrender value of bank owned life insurance	(1,966)	(748)	(708)
ESOP, stock option plan and restricted stock plan expenses	1,640	1,576	3,282
Loss on sale and write down of real estate owned	775	3,330	81
Decrease in interest receivable	367	1,345	685
Decrease in other assets	2,882	2,655	1,513
Decrease in interest payable	(41)	(46)	(223)
Increase (decrease) in other liabilities	76	157	(1,893)

Net Cash Provided by Operating Activities	$29,923	$37,357	$28,789

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
	Years Ended June 30,
	2013	2012	2011
	(In Thousands)
Cash Flows from Investing Activities
Purchases of debt securities available for sale	$(291,418)	$-	$-
Proceeds from sales of debt securities available for sale	-	-	26,459
Proceeds from calls and maturities of debt securities available for sale	-	30,598	54,891
Proceeds from repayments of debt securities available for sale	732	838	1,193
Purchases of debt securities held to maturity	(208,610)	(2,236)	(68,873)
Proceeds from calls and maturities of debt securities held to maturity	32,236	73,019	248,362
Proceeds from repayments of debt securities held to maturity	984	966	670
Purchases of loans	(17,773)	(80,014)	(4,366)
Net (increase) decrease in loans receivable	(69,663)	48,566	81,856
Proceeds from sale of real estate owned	3,847	2,142	690
Proceeds from insurance claim on real estate owned	-	-	82
Purchases of mortgage-backed securities available for sale	(373,003)	(523,211)	(539,201)
Principal repayments on mortgage-backed securities available for sale	335,914	305,665	210,287
Proceeds from sale of mortgage-backed securities available for sale	442,806	51,306	-
Purchases of mortgage-backed securities held to maturity	(100,357)	-	-
Principal repayments on mortgage-backed securities held to maturity	312	228	315
Proceeds from sale of mortgage-backed securities held to maturity	18	32	34
Purchase of cash flow hedges	(2,538)	-	-
Additions to premises and equipment	(1,042)	(1,797)	(1,661)
Proceeds from cash settlement on premises and equipment	220	3	31
Purchase of bank owned life insurance	(35,503)	(23,397)	-
Purchases of FHLB stock	(18,675)	(5,760)	(2,250)
Redemptions of FHLB stock	17,151	5,178	2,752
Cash paid in merger, net of cash acquired	-	-	(24,529)

Net Cash Used in Investing Activities	(284,362)	(117,874)	(13,258)

Cash Flows from Financing Activities
Net increase in deposits	198,899	22,978	49,952
Repayment of long-term FHLB advances	(218,774)	(80)	(10,046)
Proceeds from long-term FHLB advances	145,000	-	-
Increase in short-term FHLB advances	105,000	-	-
(Decrease) increase in sweep accounts	(1,781)	2,364	(1,301)
Repayment of subordinated debentures	-	-	(5,155)
Increase in advance payments by borrowers for taxes	1,866	180	95
Dividends paid to stockholders of Kearny Financial Corp.	-	(3,617)	(3,233)
Purchase of common stock of Kearny Financial Corp. for treasury	(4,319)	(8,464)	(4,462)
Dividends contributed for payment of ESOP loan	(2)	160	141
Tax expense from stock based compensation	-	-	(364)

Net Cash Provided by Financing Activities	225,889	13,521	25,627

Net (Decrease) Increase in Cash and Cash Equivalents	(28,550)	(66,996)	41,158

Cash and Cash Equivalents - Beginning	155,584	222,580	181,422

Cash and Cash Equivalents - Ending	$127,034	$155,584	$222,580

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
	Years Ended June 30,
	2013	2012	2011
	(In Thousands)
Supplemental Disclosures of Cash Flows Information
Cash paid during the year for:
Income taxes, net of refunds	$1,687	$1,836	$3,603

Interest	$22,042	$28,415	$32,439

Non-cash investing activities:
Real estate owned acquired in settlement of loans	$2,873	$1,786	$7,046
Fair value of assets acquired, net of cash and cash equivalents acquired	$-	$-	$559,316
Fair value of liabilities assumed	$-	$-	$534,787

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

Business of the Company and Subsidiaries

The Company’s primary business is the ownership and operation of the Bank.  The Bank is principally engaged in the business of attracting deposits from the general public at its 41 locations in New Jersey and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities.  Loans originated or purchased by the Bank generally include loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers.  The investment securities purchased by the Bank generally include U.S. agency mortgage-backed securities, U.S. government and agency debentures, bank-qualified municipal obligations, corporate bonds, asset-backed securities and collateralized loan obligations.  The Bank maintains a small balance of single issuer trust preferred securities and non-agency mortgage-backed securities which were acquired through the Company’s purchase of other institutions and does not actively purchase such securities.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

The Bank has three wholly owned subsidiaries: KFS Financial Services, Inc., KFS Investment Corp. and CJB Investment Corp.  KFS Financial Services, Inc. was incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000.  It is a service corporation subsidiary originally organized for selling insurance products to Bank customers and the general public through a third party networking arrangement.

KFS Investment Corp. was organized in October 2007 under New Jersey law as a New Jersey Investment Company.  At June 30, 2013 and during the three-year period then ended, KFS Investment Corp. was considered inactive.

CJB Investment Corp. was acquired by the Bank through the Company’s acquisition of Central Jersey Bancorp in November 2010.  CJB Investment Corp was organized under New Jersey law as a  New Jersey Investment Company and remained active through the three-year period ended June 30, 2013.

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

The Company accounts for temporary impairments based upon their classification as either available for sale, held to maturity or managed within a trading portfolio.  Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through OCI with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Conversely, the Company does not adjust the carrying value of “held to maturity” securities for temporary impairments, although information concerning the amount and duration of impairments on held to maturity securities is disclosed in periodic financial statements.  The carrying value of securities held in a trading portfolio is adjusted to their fair value through earnings on a daily basis.  However, the Company maintained no securities in trading portfolios at or during the periods presented in these financial statements.

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

Concentration of Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist of cash and cash equivalents, mortgage-backed and non-mortgage-backed securities and loans receivable.  Cash and cash equivalents include deposits placed in other financial institutions.  At June 30, 2013, the Company had cash and cash equivalents of $127.0 million comprising funds on deposit at other institutions totaling $118.2 million and other cash-related items, consisting primarily of vault cash, totaling $8.8 million.  Cash and equivalents on deposit at other institutions at June 30, 2013 comprised of $59.1 million held by the Federal Home Loan Bank (“the FHLB”) of New York,  $54.8 million held by the Federal Reserve (“FRB”) and a total of $4.3 million held at two U.S. domestic money center banks representing funds on deposit totaling $2.5 million and $1.8 million, respectively, at June 30, 2013.

Securities include concentrations of investments backed by U.S. government agencies and U.S. government sponsored enterprises (“GSEs”), including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the Small Business Administration (“SBA”).  Additional concentration risk exists in the Bank’s municipal and corporate obligations, asset-backed securities and collateralized loan obligations.  Lesser concentration risk exists in the Bank’s non-agency mortgage-backed securities and single issuer trust preferred securities due to comparatively lower total balances of such securities held by the Bank and the variety of issuers represented.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Acquired Loans

Loans that we acquire through acquisitions are recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

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

During fiscal 2012, the Bank modified its loan classification and charge off practices to more closely align them to those of other institutions regulated by the Office of the Comptroller of the Currency (“OCC”).  The OCC succeeded the Office of Thrift Supervision (“OTS”) as the Bank’s primary regulator effective July 21, 2011.  The classification of loan impairment as “Loss” is now based upon a confirmed expectation for loss, rather than simply equating impairment with a “Loss” classification by default.  For loans primarily secured by real estate, the expectation for loss is generally confirmed when: (a) impairment is identified on a loan individually evaluated in the manner described below and, (b) the loan is presumed to be collateral-dependent such that the source of loan repayment is expected to arise solely from sale of the collateral securing the applicable loan.  Impairment identified on non-collateral-dependent loans may or may not be eligible for a “Loss” classification depending upon the other salient facts and circumstances that effect the manner and likelihood of loan repayment. However, loan impairment that is classified as “Loss” is now charged off against the ALLL concurrent with that classification rather than deferring the charge off of confirmed expected losses until they are “realized”.

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

The loans considered by the Company to be eligible for individual impairment review include its commercial mortgage loans, comprising multi-family and nonresidential real estate loans, construction loans, commercial business loans as well as its one-to-four family mortgage loans comprising 1-4 family mortgage loans, home equity loans and home equity lines of credit.

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

Premises and Equipment

Land is carried at cost.  Buildings and improvements, furnishings and equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the following estimated useful lives:

Years
Building and improvements	10 - 50
Furnishings and equipment	3 - 20
Leasehold improvements	Shorter of useful lives or lease term

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets principally represent the excess cost over the fair value of the net assets of the institutions acquired in purchase transactions.  Goodwill is evaluated annually by reporting unit and an impairment loss recorded if indicated.  The impairment test is performed in two phases.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional impairment evaluation must be performed.  That additional evaluation compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  No impairment charges were required to be recorded in the years ended June 30, 2013, 2012 or 2011.  If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined.  The balance of other intangible assets at June 30, 2013 totaled $514,000 representing the remaining unamortized balance of the original core deposit intangible ascribed to the value of deposits acquired by the Bank through the Company’s acquisition of Central Jersey Bancorp in November 2010.

Bank Owned Life Insurance

Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value.  The change in the net asset value is recorded as a component of non-interest income.  A deferred liability has been recorded for the estimated cost of postretirement life insurance benefits accruing to applicable employees and directors covered by an endorsement split-dollar life insurance arrangement.  The Company recorded additional expense of approximately $14,000, $25,000 and $37,000 for the years ended June 30, 2013, 2012 and 2011, respectively, attributable to the increase in the deferred liability.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Servicing

Loan servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets.  Under the applicable accounting guidance regarding servicing assets and liabilities, servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures each class of servicing asset using either the fair value or the amortization method. The Company has elected to initially and subsequently measure the loan servicing rights for U.S. Small Business Administration (“SBA”) loans using the amortization method.  Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.  The Company originates SBA loans and typically sells the U.S. Government guaranteed portion of the outstanding loan balance to investors, with servicing retained.  Servicing rights fees, which are usually based on a percentage of the outstanding principal balance of the loan, are recorded for servicing functions. These servicing rights are recorded as other assets in the consolidated statements of financial condition.  As of June 30, 2013, the balance of the Company’s loan servicing assets totaled approximately $414,000.

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

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment.  Changes in valuation allowances are reported with a gain or loss on sale of loans held-for-sale on the income statement.  Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

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

The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of June 30, 2013 and June 30, 2012.  Therefore, the Company has no unrecognized income tax benefits as of those dates.  Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income.  The Company recognized no material interest and penalties during the years ended June 30, 2013, 2012 and 2011.  The tax years subject to examination by the taxing authorities are the years ended June 30, 2012, 2011 and 2010.

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

The Company also records changes in the fair value of interest rate derivatives used in its cash flow hedging activities, net of income tax, in accumulated other comprehensive income.

OCI also includes benefit plan amounts recognized in accordance with applicable accounting standards.  This adjustment to OCI reflects, net of tax, transition obligations, prior service costs and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of those standards.

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

Derivatives and Hedging

The Company utilizes derivative instruments in the form of interest rate swaps and caps  to hedge its exposure to interest rate risk in conjunction with its overall asset/liability management process.  In accordance with accounting requirements, the Company formally designates all of its hedging relationships as either fair value hedges, intended to offset the changes in the value of certain financial instruments due to movements in interest rates, or cash flow hedges, intended to offset changes in the cash flows of certain financial instruments due to movement in interest rates, and documents the strategy for undertaking the hedge transactions and its method of assessing ongoing effectiveness.  The Company does not use derivative instruments for speculative purposes.

All derivatives are recognized as either assets or liabilities in the Consolidated Financial Statements at their fair values.  For a derivative designated as a cash flow hedge, the ineffective portion of changes in fair value (i.e. gain or loss) is reported in current period earnings.  The effective portion of the change in fair value is initially recorded as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the hedged transaction effects earnings.  For a derivative designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Derivative instruments qualify for hedge accounting treatment only if they are designated as such on the date into which the derivative contracted is entered and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as undesignated derivatives and would be recorded at fair value with changes in fair value recorded in income.

Derivative hedge contracts must meet specific effectiveness tests (i.e., over time the change in their fair values due to the designated hedge risk must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities). Changes in fair value of the derivative financial instruments must be effective at offsetting changes in the fair value of the hedged items due to the designated hedge risk during the term of the hedge.

The Company formally assesses, both at the hedges’ inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods.  The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur; or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate.  In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value in the Consolidated Financial Statements, recognizing changes in fair value in current period income in the consolidated statement of income.

In accordance with the applicable accounting guidance, the Company takes into account the impact of collateral and master netting agreements that allow it to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related collateral when recognizing derivative assets and liabilities. As a result, the Company’s Statements of Financial Condition could reflect derivative contracts with negative fair values included in derivative assets, and contracts with positive fair values included in derivative liabilities.

The Company’s interest rate derivatives are comprised entirely of interest rate swaps and caps hedging floating-rate and forecasted issuances of fixed-rate liabilities and accounted for as cash flow hedges.  The carrying value of interest rate derivatives is included in the balance of other assets and comprises the remaining unamortized cost of interest rate caps and the cumulative changes in the fair value of interest rate derivatives.  Such changes in fair value are offset against accumulated other comprehensive income, net of deferred income tax.

In general, the cash flows received and/or exchanged with counterparties for those derivatives qualifying as interest rate hedges, and the amortization of the original cost of qualifying caps, are generally classified in the financial statements in the same category as the cash flows of the items being hedged.

Interest differentials paid or received under the swap and cap agreements are reflected as adjustments to interest expense.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of condition date of June 30, 2013, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Merger-related Expenses

Merger-related expenses are recorded in the consolidated statements of income and include $3.5 million of direct costs relating to Kearny Financial Corp.’s acquisition of a community bank during the fiscal year ended June 30, 2011.  Acquisition-related transaction and restructuring costs incurred by the Company are charged to expense as incurred.

Note 2 – Recent Accounting Pronouncements

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Recent Accounting Pronouncements (continued)

In January, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  In the past, the FASB issued ASU 2011-11  as the result of a joint project with the IASB to enhance and provide converged disclosures about financial and derivative instruments that are offset on the balance sheet or are subject to an enforceable master netting arrangement.  ASU 2011-11 did not change the conditions for when offsetting is appropriate in US GAAP.  However, those conditions differ under IFRS, which results in the single largest financial reporting difference for certain financial institutions.  As a result, ASU 2011-11 established new disclosures to reconcile US GAAP and IFRS primarily through the requirement to present information on both a “gross” and “net” basis in the footnotes.

After the issuance of ASU 2011-11, stakeholders informed the FASB that the scope of the new disclosures was unclear, particularly because many contracts contain standard commercial provisions that would equate to a master netting arrangement.  In order to clarify its intent and narrow the scope of the new disclosures, the Board issued ASU 2013-01.  It states that the disclosures established in ASU 2011-11 only apply to recognized derivative instruments accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset on the balance sheet under ASC 210-20-45 or 815-10-45, or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset under ASC 210-20-45 or 815-10-45.

ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those years.  Retrospective application is required.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

On July 17, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.  The ASU allows the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes. In the past, only rates on U.S. Treasury obligations and LIBOR were permitted.  The ASU was issued as a result of changes in the marketplace that have occurred since the issuance of Statement 133, and more particularly, as a result of the 2008 financial crisis.  ASU 2013-10 is applicable to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815, Derivatives and Hedging.  The ASU is effective July 17, 2013, but only for qualifying new or redesignated hedging relationships entered into on or after that date.  In other words, retrospective adoption is not available because it would be inconsistent with the requirement to prepare appropriate documentation at the inception of a hedge.  The new pronouncement is not expected to have an impact on the Company’s consolidated financial statements.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Stock Offering and Stock Repurchase Plans (continued)

On March 23, 2012, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 802,780 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  Through June 30, 2013 the Company has repurchased a total of 471,100 shares in accordance with this repurchase plan at a total cost of approximately $4,654,000 and at an average cost per share of $9.88.

During the years ended June 30, 2012 and 2011, the federally chartered mutual holding company of the Company, Kearny MHC, waived its right, upon non-objection from the Office of Thrift Supervision to receive cash dividends of $7,187,000 and $10,183,000, respectively, declared by the Company during the year.  The MHC elected to receive $450,000 and $-0- of such dividends during the fiscal years ended June 30, 2012 and 2011, respectively.  The Company did not pay cash dividends during fiscal 2013.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale

Amortized cost, gross unrealized gains and losses and fair value of securities at June 30, 2013 and 2012 and stratification by contractual maturity of securities at June 30, 2013 are presented below:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities available for sale:

Debt securities:
U.S. agency securities	$4,955	$60	$-	$5,015
Obligations of state and political subdivisions	27,560	-	2,253	25,307
Asset-backed securities	25,417	1	620	24,798
Collateralized loan obligations	78,366	190	70	78,486
Corporate bonds	160,107	34	949	159,192
Trust preferred securities	8,878	-	1,554	7,324

Total debt securities	305,283	285	5,446	300,122

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	9,825	-	470	9,355
Federal National Mortgage Association	56,158	24	3,055	53,127

Total collateralized mortgage obligations	65,983	24	3,525	62,482

Mortgage pass-through securities:

Residential pass-through securities:
Government National Mortgage Association	5,889	444	-	6,333
Federal Home Loan Mortgage Corporation	290,133	4,827	4,600	290,360
Federal National Mortgage Association	326,356	9,050	3,945	331,461

Total residential pass-through securities	622,378	14,321	8,545	628,154

Commercial pass-through securities:
Federal Home Loan Mortgage Corporation	116	2	-	118
Federal National Mortgage Association	94,389	3	4,494	88,898

Total commercial pass-through securities	94,505	5	4,494	90,016

Total mortgage-backed securities	782,866	14,350	16,564	780,652

Total securities available for sale	$1,088,149	$14,635	$22,010	$1,080,774

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale (continued)

	June 30, 2013
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	23,903	23,836
Due after five years through ten years	205,760	204,787
Due after ten years	75,620	71,499
	$305,283	$300,122

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities available for sale:

Debt securities:
Trust preferred securities	$8,871	$-	$2,158	$6,713
U.S. agency securities	5,742	148	1	5,889
Total debt securities	14,613	148	2,159	12,602

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal National Mortgage Association	2,493	30	-	2,523
Total collateralized mortgage obligations	2,493	30	-	2,523

Mortgage pass-through securities:
Government National Mortgage Association	10,804	903	17	11,690
Federal Home Loan Mortgage Corporation	447,173	13,357	21	460,509
Federal National Mortgage Association	727,903	27,512	33	755,382
Total mortgage pass-through securities	1,185,880	41,772	71	1,227,581
Total mortgage-backed securities	1,188,373	41,802	71	1,230,104
Total securities available for sale	$1,202,986	$41,950	$2,230	$1,242,706

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale (continued)

During the years ended June 30, 2013, 2012 and 2011, proceeds from sales of securities available for sale totaled $442.8 million, $51.3 million and $26.5 million and resulted in gross gains of $10.6 million, $53,000 and $784,000 and gross losses of $135,000, $-0- and $7,000, respectively.

At June 30, 2013 and 2012, securities available for sale with carrying value of approximately $99.4 million and $292.8 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  As of those same dates, securities available for sale with carrying value of approximately $4.4 million and $7.2 million, respectively, were pledged to secure public funds on deposit.

At June 30, 2013, the Company’s available for sale mortgage-backed securities were secured by both residential and commercial mortgage loans with original contractual maturities of ten to thirty years. At June 30, 2012, such securities had similar contractual maturities but were primarily secured by residential mortgage loans only.  The effective lives of mortgage-backed securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities. Investors in mortgage pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers. By comparison, collateralized mortgage obligations generally represent individual tranches within a larger investment vehicle that is designed to distribute cash flows received on securitized mortgage loans to investors in a manner determined by the overall terms and structure of the investment vehicle and those applying to the individual tranches within that structure.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Securities Held to Maturity

Amortized cost, gross unrealized gains and losses and fair value of securities at June 30, 2013 and 2012 and stratification by contractual maturity of securities at June 30, 2013 are presented below:

	June 30, 2013
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:

Debt securities:
U.S. agency securities	$144,747	$14	$3,622	$141,139
Obligations of state and political subdivisions	65,268	4	4,083	61,189
Total debt securities	210,015	18	7,705	202,328

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	22	3	-	25
Federal National Mortgage Association	350	32	-	382
Non-agency securities	105	3	2	106
Total collateralized mortgage obligations	477	38	2	513

Mortgage pass-through securities:

Residential pass-through securities:
Federal Home Loan Mortgage Corporation	98	4	-	102
Federal National Mortgage Association	231	9	-	240
Total residential pass-through securities	329	13	-	342

Commercial pass-through securities:
Federal National Mortgage Association	100,308	-	4,716	95,592
Total commercial pass-through securities	100,308	-	4,716	95,592
Total mortgage pass-through securities	100,637	13	4,716	95,934

Total mortgage-backed securities	101,114	51	4,718	96,447

Total securities held to maturity	$311,129	$69	$12,423	$298,775

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Securities Held to Maturity (continued)

	June 30, 2013
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$2,077	$2,081
Due after one year through five years	144,746	141,138
Due after five years through ten years	30,647	29,122
Due after ten years	32,545	29,987
	$210,015	$202,328

	June 30, 2012
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:

Debt securities:
U.S. agency securities	$32,426	$172	$-	$32,598
Obligations of state and political subdivisions	2,236	4	-	2,240
Total debt securities	34,662	176	-	34,838

Mortgage-backed securities:

Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	38	5	-	43
Federal National Mortgage Association	511	62	-	573
Non-agency securities	146	-	13	133
Total collateralized mortgage obligations	695	67	13	749

Mortgage pass-through securities:
Federal Home Loan Mortgage Corporation	120	5	-	125
Federal National Mortgage Association	275	10	-	285

Total mortgage pass-through securities	395	15	-	410

Total mortgage-backed securities	1,090	82	13	1,159

Total securities held to maturity	$35,752	$258	$13	$35,997

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Securities Held to Maturity (continued)

During the years ended June 30, 2013, 2012 and 2011, proceeds from sales of securities held to maturity totaled $18,000, $32,000 and $34,000, respectively, resulting in gross losses of $6,000, $6,000 and $28,000, respectively.  The proceeds and losses for each year were fully attributable to the sale of the Company’s non-investment grade, non-agency collateralized mortgage obligations.  These securities were originally acquired as investment grade securities upon the in-kind redemption of the Bank’s interest in the AMF Fund during the first quarter of fiscal 2009.  The ratings of these securities subsequently declined below investment grade with most ultimately being identified as other-than-temporarily impaired resulting in their eligibility for sale from the held-to-maturity portfolio.

At June 30, 2013, securities held to maturity with carrying value of approximately $123.3 million were utilized as collateral for borrowings through the FHLB of New York while no held to maturity securities were utilized in that manner at June 30, 2012.  Held to maturity securities were not utilized to secure public funds on deposit at June 30, 2013 or June 30, 2012.

At June 30, 2013, the Company’s held to maturity mortgage-backed securities were secured by both residential and commercial mortgage loans with original contractual maturities of ten to thirty years.  At June 30, 2012, such securities had similar contractual maturities but were secured by residential mortgage loans only. The effective lives of mortgage-backed securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities. Investors in mortgage pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers. By comparison, collateralized mortgage obligations generally represent individual tranches within a larger investment vehicle that is designed to distribute cash flows received on securitized mortgage loans to investors in a manner determined by the overall terms and structure of the investment vehicle and those applying to the individual tranches within that structure.

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities available for sale:
June 30, 2013:
Obligations of state and political subdivisions	$25,307	$2,253	$-	$-	$25,307	$2,253
Asset-backed securities	19,675	620	-	-	19,675	620
Collateralized loan obligations	27,930	70	-	-	27,930	70
Corporate bonds	149,190	949	-	-	149,190	949
Trust preferred securities	-	-	6,324	1,554	6,324	1,554
Collateralized mortgage obligations	60,740	3,525	-	-	60,740	3,525
Residential pass-through securities	244,429	8,545	-	-	244,429	8,545
Commercial pass-through securities	89,695	4,494	-	-	89,695	4,494

Total	$616,966	$20,456	$6,324	$1,554	$623,290	$22,010

June 30, 2012:
Trust preferred securities	$-	$-	$5,713	$2,158	$5,713	$2,158
U.S. agency securities	-	-	116	1	116	1
Mortgage pass-through securities	3,173	13	922	58	4,095	71

Total	$3,173	$13	$6,751	$2,217	$9,924	$2,230

The number of available for sale securities with unrealized losses at June 30, 2013 totaled 153 and included 70 municipal obligations, two asset backed securities, five collateralized loan obligations, 13 corporate obligations, four trust preferred securities, four collateralized mortgage obligations and 55 mortgage-backed securities comprising 38 residential pass-through securities and 17 commercial pass-through securities.  The number of available for sale securities with unrealized losses at June 30, 2012 totaled 22 and included four trust preferred securities, one U.S. agency security, and 17 mortgage-backed securities comprised entirely of residential pass-through securities.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities held to maturity:
June 30, 2013:
U.S. agency securities	$139,699	$3,622	$-	$-	$139,699	$3,622
Obligations of state and political subdivisions	59,109	4,083	-	-	59,109	4,083
Collateralized mortgage obligations	4	1	44	1	48	2
Commercial pass-through securities	90,935	4,716	-	-	90,935	4,716

Total	$289,747	$12,422	$44	$1	$289,791	$12,423

June 30, 2012:
Collateralized mortgage obligations	$13	$1	$120	$12	$133	$13

Total	$13	$1	$120	$12	$133	$13

The number of held to maturity securities with unrealized losses at June 30, 2013 totaled 162 and included seven U.S. agency securities, 132 municipal obligations and 23 mortgage-backed securities comprising four collateralized mortgage obligations and 19 commercial pass-through securities.  The number of held to maturity securities with unrealized losses at June 30, 2012 totaled ten mortgage-backed securities comprised entirely of collateralized mortgage obligations.

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

•
When the Company more likely than not will be required to sell the impaired debt security before recovery of its amortized cost (for example, whether liquidity requirements or contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs); and

•
When an impaired debt security does not meet either of the two conditions above, but the Company does not expect to recover the entire amortized cost of the security.  According to applicable accounting guidance for debt securities, this is generally when the present value of cash flows expected to be collected is less than the amortized cost of the security.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (continued)

In the first two circumstances noted above, the amount of OTTI recognized in earnings is the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date.  In the third circumstance, however, the OTTI is to be separated into the amount representing the credit loss from the amount related to all other factors.  The credit loss component is to be recognized in earnings while the non-credit loss component is to be recognized in other comprehensive income.  In these cases, OTTI is generally predicated on an adverse change in cash flows (e.g. principal and/or interest payment deferrals or losses) versus those expected at the time of purchase.  The absence of an adverse change in expected cash flows generally indicates that a security’s impairment is related to other “non-credit loss” factors and is thereby generally not recogized as OTTI.

The Company considers a variety of factors when determining whether a credit loss exists for an impaired security including, but not limited to:

•	The length of time and the extent (a percentage) to which the fair value has been less than the amortized cost basis;

•
Adverse conditions specifically related to the security, an industry, or a geographic area (e.g. changes in the financial condition of the issuer of the security, or in the case of an asset backed debt security, in the financial condition of the underlying loan obligors, including changes in technology or the discontinuance of a segment of the business that may affect the future earnings potential of the issuer or underlying loan obligors of the security or changes in the quality of the credit enhancement);

•	The historical and implied volatility of the fair value of the security;

•	The payment structure of the debt security;

•	Actual or expected failure of the issuer of the security to make scheduled interest or principal payments;

•	Changes to the rating of the security by external rating agencies; and

•	Recoveries or additional declines in fair value subsequent to the balance sheet date.

At June 30, 2013 and June 30, 2012, the Company held no securities on which credit-related OTTI had been recognized in earnings.  The following discussion summarizes the Company’s rationale for recognizing the impairments reported in the tables above as “temporary” versus “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

Mortgage-backed Securities.

The carrying value of the Company’s mortgage-backed securities totaled $881.8 million at June 30, 2013 and comprised 63.3% of total investments and 28.0% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored entities such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (continued)

With credit risk being reduced to negligible levels due primarily to the U.S. government’s support of most of these agencies, the unrealized losses on the Company’s investment in U.S. agency mortgage-backed securities are due largely to the combined effects of several market-related factors including, most notably, changes in market interest rates.  In general, the fair value of certain debt securities, including the Company’s mortgage-backed securities, move inversely with changes in market interest rates.  As market interest rates increase, the value of the securities, which are generally characterized by fixed interest rates or adjustable rates that lag the movement in market interest rates, decline and vice-versa.

Additionally, movements in market interest rates significantly impact the average lives of mortgage-backed securities by influencing the rate of principal prepayment attributable to refinancing activity.  Changes in the expected average lives of such securities significantly impact their fair values due to the extension or contraction of the cash flows that an investor expects to receive over the life of the security.  Generally, lower market interest rates prompt greater refinancing activity thereby shortening the average lives of mortgage-backed securities and vice-versa.  The historically low mortgage rates prevalent in the marketplace throughout most of fiscal 2013 created significant refinancing incentive for qualified borrowers.

Prepayment rates are also influenced by fluctuating real estate values and the overall availability of credit in the marketplace which significantly impacts the ability of borrowers to qualify for refinancing.  The residential real estate marketplace in recent years has been characterized by diminished property values and reduced availability of credit due to tightening underwriting standards.  As a consequence, the ability of certain borrowers to qualify for the refinancing of existing loans has been reduced while residential real estate purchase activity has been stifled.  These factors have partially offset the effects of historically low interest rates on mortgage-backed security prepayment rates.

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

In sum, the factors influencing the fair value of the Company’s U.S. agency mortgage-backed securities, as described above, generally result from movements in market interest rates and changing real estate and financial market conditions which affect the supply and demand for such securities.  Such market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss. Consequently, the impairments of value resulting directly from these changing market conditions are considered “noncredit-related” and “temporary” in nature.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (continued)

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at June 30, 2013 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Moreover, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its U.S. agency mortgage-backed securities with unrealized losses at June 30, 2013 to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies, the Company held a nominal balance of non-agency mortgage-backed securities at June 30, 2013.  Unlike agency mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

At June 30, 2013, the Company's remaining portfolio comprised seven non-agency CMOs held-to-maturity totaling $105,000 of which four were impaired but maintained their credit-ratings, where applicable, at levels supporting an investment grade assessment by the Company.   The Company has the stated ability and intent to “hold to maturity” those securities at June 30, 2013 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of non-agency mortgage-backed securities with unrealized losses at June 30, 2013 to be “other-than-temporarily” impaired as of that date.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (continued)

U.S. Agency Debt Securities.

The carrying value of the Company’s U.S. agency debt securities totaled $149.8 million at June 30, 2013 and comprised 10.8% of total investments and 4.8% of total assets as of that date.  Such securities included $144.8 million of fixed rate U.S. agency debentures whose unrealized losses at June 30, 2013 comprised all of the impairment within this segment of the portfolio.  The carrying value of U.S. agency debt securities at June 30, 2013 also included $5.0 million of non-impaired securities representing securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government sponsored entity.

With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debentures are due largely to the combined effects of several market-related factors including, most notably, changes in market interest rates.  In general, the fair value of certain debt securities, including the Company’s U.S. agency debentures, move inversely with changes in market interest rates.  As market interest rates increase, the value of the securities, which are generally characterized by fixed interest rates, decline and vice-versa.

The market price of U.S. agency debentures is also influenced by the overall supply and demand for such securities in the marketplace.  Absent other factors, an increase in the demand for, or a decrease in the supply of a security increases its price.  Conversely, a decrease in the demand for, or an increase in the supply of a security decreases its price.

In sum, the factors influencing the fair value of the Company’s U.S. agency debentures, as described above, generally result from movements in market interest rates and changing market conditions which affect the supply and demand for such securities.  Those market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss.  Consequently, the impairments of value resulting directly from these changing market conditions are considered “noncredit-related” and “temporary” in nature.

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at June 30, 2013 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of U.S. agency securities with unrealized losses at June 30, 2013 to be “other-than-temporarily” impaired as of that date.

Obligations of State and Political Subdivisions.

The carrying value of the Company’s securities representing obligations of state and political subdivisions totaled $90.6 million at June 30, 2013 and comprised 6.5% of total investments and 2.9% of total assets as of that date.  Such securities include approximately $88.5 million of highly-rated, fixed rate bank qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts.  The portfolio also includes a nominal balance of non-rated municipal obligations totaling approximately $2.1 million comprising seven short term, bond anticipation notes (“BANs”) issued by a total of three New Jersey municipalities with whom the Company also maintains deposit relationships.  At June 30, 2013, the fair value of each of the Company’s BANs exceeded their respective carrying values resulting in no reported impairment on those securities as of that date.

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

At June 30, 2013, each of the Company’s impaired municipal obligations were consistently rated by Moody’s Investors Service (“Moody’s)  and Standard & Poor’s Financial Services (“S&P”) well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling or exceeding “A” or higher by S&P and/or “A2” or higher by Moody’s.

Given the absence of any expectation for an adverse change in cash flows signifying a credit loss, the unrealized losses on the Company’s investment in municipal obligations are due largely to the combined effects of several market-related factors including, most notably, changes in market interest rates.  In general, the fair value of certain debt securities, including the Company’s municipal obligations, move inversely with changes in market interest rates.  As market interest rates increase, the value of the securities, which are generally characterized by fixed interest rates, decline and vice-versa.

The market price of municipal obligations  is also influenced by the overall supply and demand for such securities in the marketplace.  While these factors may generally reflect the level of available liquidity in the marketplace, demand for individual securities will specifically reflect investors’ assessment of an issuer’s creditworthiness and resulting expectations for timely and full repayment in accordance with the terms of the applicable security agreement.  Absent other factors, an increase in the demand for, or a decrease in the supply of a security increases its price.  Conversely, a decrease in the demand for, or an increase in the supply of a security decreases its price.

In sum, the factors influencing the fair value of the Company’s municipal obligations, as described above, generally result from movements in market interest rates and changing market conditions which affect the supply and demand for such securities.  Those market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss.  Consequently, the impairments of value resulting directly from these changing market conditions are considered “noncredit-related” and “temporary” in nature.

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at June 30, 2013 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of obligations of state and political subdivisions with unrealized losses at June 30, 2013 to be “other-than-temporarily” impaired as of that date.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (continued)

Asset-backed Securities.

The carrying value of the Company’s asset-backed securities totaled $24.8 million at June 30, 2013 and comprised 1.8% of total investments and less than once percent of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees.  The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  The Company’s securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” by S&P at June 30, 2013.

With credit risk being reduced to nominal levels due to the guarantees and structural support noted above, the unrealized losses on the Company’s investment in asset-backed securities are due largely to the combined effects of several market-related factors  including changes in market interest rates and fluctuating demand for such securities in the marketplace.  In general, the fair value of certain debt securities, including the Company’s asset-backed securities, move inversely with changes in market interest rates.  As market interest rates increase, the value of the securities decline and vice-versa.  However, the floating-rate nature of the Company’s asset-backed securities greatly reduces their sensitivity to such changes in market rates.

More significantly, the market price of asset-backed securities is also influenced by the overall supply and demand for such securities in the marketplace.  Absent other factors, an increase in the demand for, or a decrease in the supply of a security increases its price.  Conversely, a decrease in the demand for, or an increase in the supply of a security decreases its price.

In sum, the factors influencing the fair value of the Company’s asset-backed securities, as described above, generally result from movements in market interest rates and changing market conditions which affect the supply and demand for such securities.  Those market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss.  Consequently, the impairments of value resulting directly from these changing market conditions are considered “noncredit-related” and “temporary” in nature.

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of June 30, 2013.  In light of the factors noted, the Company does not consider its balance of asset-backed securities with unrealized losses at June 30, 2013 to be “other-than-temporarily” impaired as of that date.

Collateralized Loan Obligations.

The outstanding balance of the Company’s collateralized loan obligations totaled $78.5 million at June 30, 2013 and comprised 5.6% of total investments and 2.5% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities comprised primarily of securitized commercial loans to large, U.S. corporations.  The Company’s securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (continued)

As noted earlier, the Company considers the ratings assigned by one or more credit rating agencies, where available, in its evaluation of the impairment attributable to each of its collateralized loan obligations.  The Company uses such ratings, in conjunction with the other criteria noted earlier, to identify those securities whose impairments are potentially “credit-related” versus “noncredit-related”.

Unrealized losses associated with collateralized loan obligations whose credit ratings exceed certain internally defined thresholds are considered to be indicative of “noncredit-related” impairment given the nominal level of credit losses that would be expected based upon such ratings.  That conclusion is generally reinforced, as appropriate, by additional internal analysis supporting the Company’s periodic internal investment grade assessment of the security.

At June 30, 2013, each of the Company’s impaired collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling or exceeding “AA” or higher by S&P and/or “Aa1” or higher by Moody’s.

Given the absence of any expectation for an adverse change in cash flows signifying a credit loss, the unrealized losses on the Company’s investment in collateralized loan obligations are due largely to the combined effects of several market-related factors  including changes in market interest rates and fluctuating demand for such securities in the marketplace.  In general, the fair value of certain debt securities, including the Company’s collateralized loan obligations, move inversely with changes in market interest rates.  As market interest rates increase, the value of the securities decline and vice-versa.  However, the floating-rate nature of the Company’s collateralized loan obligations greatly reduces their sensitivity to such changes in market rates.

More significantly, the market price of collateralized loan obligations is also influenced by the overall supply and demand for such securities in the marketplace.  While these factors may generally reflect the level of available liquidity in the marketplace, demand for individual securities will specifically reflect the performance of the underlying collateral in conjunction with the resiliency of the security’s structural support as they affect investors’ expectations for timely and full repayment.  Absent other factors, an increase in the demand for, or a decrease in the supply of a security increases its price.  Conversely, a decrease in the demand for, or an increase in the supply of a security decreases its price.

In sum, the factors influencing the fair value of the Company’s collateralized loan obligations, as described above, generally result from movements in market interest rates and changing market conditions which affect the supply and demand for such securities.  Those market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss.  Consequently, the impairments of value resulting directly from these changing market conditions are considered “noncredit-related” and “temporary” in nature.

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of June 30, 2013.  In light of the factors noted, the Company does not consider its balance of collateralized loan obligations with unrealized losses at June 30, 2013 to be “other-than-temporarily” impaired as of that date.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (continued)

Corporate Bonds.

The carrying value of the Company’s corporate bonds totaled $159.2 million at June 30, 2013 and comprised 11.4% of total investments and 5.1% of total assets as of that date.  This category of securities is comprised entirely of floating-rate corporate debt obligations of large financial institutions.

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

At June 30, 2013, each of the Company’s impaired corporate bonds were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling or exceeding “A-” or higher by S&P and/or “A3” or higher by Moody’s.

Given the absence of any expectation for an adverse change in cash flows signifying a credit loss, the unrealized losses on the Company’s investment in corporate bonds are due largely to the combined effects of several market-related factors  including changes in market interest rates and fluctuating demand for such securities in the marketplace.  In general, the fair value of certain debt securities, including the Company’s corporate bonds, move inversely with changes in market interest rates.  As market interest rates increase, the value of the securities decline and vice-versa.  However, the floating-rate nature of the Company’s corporate bonds greatly reduces their sensitivity to such changes in market rates.

More significantly, the market price of corporate bonds is also influenced by the overall supply and demand for such securities in the marketplace.  While these factors may generally reflect the level of available liquidity in the marketplace, demand for individual securities will specifically reflect investors’ assessment of an issuer’s creditworthiness and resulting expectations for timely and full repayment in accordance with the terms of the applicable security agreement.  Absent other factors, an increase in the demand for, or a decrease in the supply of a security increases its price.  Conversely, a decrease in the demand for, or an increase in the supply of a security decreases its price.

In sum, the factors influencing the fair value of the Company’s corporate bonds, as described above, generally result from movements in market interest rates and changing market conditions which affect the supply and demand for such securities.  Those market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss.  Consequently, the impairments of value resulting directly from these changing market conditions are considered “noncredit-related” and “temporary” in nature.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (continued)

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of June 30, 2013.  In light of the factors noted, the Company does not consider its balance of corporate bonds with unrealized losses at June 30, 2013 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities.

The carrying value of the Company’s trust preferred securities totaled $7.3 million at June 30, 2013 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of June 30, 2013, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

At June 30, 2013, the Company owned two securities at an amortized cost of $3.0 million that were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment.  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month LIBOR plus a margin.  Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at June 30, 2013.

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

The Company’s evaluation of the unrealized loss associated with these securities considered a variety of factors to determine if any portion of the impairment was credit-related at June 30, 2013.  Factors generally considered in such evaluations included the financial strength and viability of the issuer and its parent company, the security’s historical performance through prior business and economic cycles, rating consistency or variability among rating companies, the security’s current and anticipated status regarding payment default or deferral of contractual payments to investors and the impact of these factors on the present value of the security’s expected future cash flows in relation to its amortized cost basis.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of June 30, 2013.  In light of the factors noted, the Company does not consider its investments in trust preferred securities with unrealized losses at June 30, 2013 to be “other-than-temporarily” impaired as of that date.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Loans Receivable

	June 30,
	2013	2012
	(In Thousands)
Real estate mortgage
One-to-four family residential	$500,647	$562,846
Commercial mortgage	666,828	484,934

	1,167,475	1,047,780

Commercial business	70,688	88,414

Consumer:
Home equity loans	80,813	95,832
Home equity lines of credit	26,613	29,530
Passbook or certificate	3,887	3,638
Other	391	404

	111,704	129,404

Construction	11,851	20,292

Total Loans	1,361,718	1,285,890

Unamortized yield adjustments including net premiums on purchased loans and net deferred loan costs and fees	(847)	(1,654)

	$1,360,871	$1,284,236

The Bank has granted loans to officers and directors of the Company and its Subsidiaries and to their associates.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  As of June 30, 2013 and 2012 such loans totaled approximately $3.7 million and $3.5 million,  respectively.  During the year ended June 30, 2013, the Bank granted five new loans to related parties totaling $1.3 million while repayments on such loans totaled approximately $1.0 million.

Note 8 – Loan Quality and the Allowance for Loan Losses

The following tables present the balance of the allowance for loan losses at June 30, 2013, 2012 and 2011 based upon the calculation methodology described in Note 1.  The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively.  The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the years ended June 30, 2013, 2012 and 2011.  Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$697	$430	$-	$-	$110	$-	$-	$1,237
Loans collectively evaluated for impairment	2,939	4,356	50	252	300	35	12	7,944
Allowance for loan losses on originated and purchased loans	3,636	4,786	50	252	410	35	12	9,181
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	17	-	-	-	17
Other acquired loans individually evaluated for impairment	-	84	-	740	-	-	-	824
Loans collectively evaluated for impairment	24	489	31	209	80	41	-	874
Allowance for loan losses on loans acquired at fair value	24	573	31	966	80	41	-	1,715
Total allowance for loan losses	$3,660	$5,359	$81	$1,218	$490	$76	$12	$10,896

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable at June 30, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2013:
At June 30, 2012:
Allocated	$4,572	$3,443	$277	$1,310	$447	$54	$14	$10,117
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	4,572	3,443	277	1,310	447	54	14	10,117
Total charge offs	(2,272)	(1,042)	(9)	(182)	(221)	-	(2)	(3,728)
Total recoveries	15	-	-	18	10	-	-	43
Total allocated provisions	1,345	2,958	(187)	72	254	22	-	4,464
Total unallocated provisions	-	-	-	-	-	-	-	-
At June 30, 2013:
Allocated	3,660	5,359	81	1,218	490	76	12	10,896
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$3,660	$5,359	$81	$1,218	$490	$76	$12	$10,896

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable at June 30, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$14,412	$7,865	$-	$1,076	$1,145	$-	$-	$24,498
Loans collectively evaluated for impairment	484,575	540,491	5,717	25,975	65,581	10,461	4,145	1,136,945
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	1,230	316	4,504	-	-	-	6,050
Other acquired loans individually evaluated for impairment	359	2,079	2,570	2,746	606	626	-	8,986
Loans collectively evaluated for impairment	1,301	115,163	3,248	36,387	13,481	15,526	133	185,239
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	1,361,718
Unamortized yield adjustments								(847)
Loans receivable								$1,360,871

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

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

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

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

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

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

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at June 30, 2013 and 2012.

Credit-Rating Classification of Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Non-classified	$482,462	$538,544	$5,717	$25,630	$65,353	$10,339	$4,118	$1,132,163
Classified:
Special mention	1,843	983	-	50	228	28	-	3,132
Substandard	14,682	8,527	-	1,371	1,145	94	27	25,846
Doubtful	-	302	-	-	-	-	-	302
Loss	-	-	-	-	-	-	-	-
Total classified loans	16,525	9,812	-	1,421	1,373	122	27	29,280
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Non-classified	1,301	109,559	820	31,062	13,419	15,450	132	171,743
Classified:
Special mention	-	4,548	1,300	4,932	62	76	-	10,918
Substandard	359	4,365	4,014	7,554	606	626	1	17,525
Doubtful	-	-	-	89	-	-	-	89
Loss	-	-	-	-	-	-	-	-
Total classified loans	359	8,913	5,314	12,575	668	702	1	28,532
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Contractual Payment Status of Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Current	$484,836	$542,504	$5,717	$26,141	$66,186	$10,346	$3,925	$1,139,655
Past due:
30-59 days	2,297	836	-	-	21	115	166	3,435
60-89 days	1,515	-	-	-	186	-	27	1,728
90+ days	10,339	5,016	-	910	333	-	27	16,625
Total past due	14,151	5,852	-	910	540	115	220	21,788
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Current	1,301	116,150	4,448	39,819	13,295	15,477	124	190,614
Past due:
30-59 days	-	258	-	45	433	-	8	744
60-89 days	-	186	-	284	62	49	-	581
90+ days	359	1,878	1,686	3,489	297	626	1	8,336
Total past due	359	2,322	1,686	3,818	792	675	9	9,661
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present information relating to the Company’s nonperforming and impaired loans at June 30, 2013 and 2012.  Loans reported as “90+ days past due and accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Performing	$487,671	$540,585	$5,717	$25,975	$66,320	$10,461	$4,118	$1,140,847
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	11,316	7,771	-	1,076	406	-	27	20,596
Total nonperforming	11,316	7,771	-	1,076	406	-	27	20,596
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Performing	1,301	116,080	3,248	39,877	13,790	15,526	132	189,954
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	359	2,392	2,886	3,760	297	626	1	10,321
Total nonperforming	359	2,392	2,886	3,760	297	626	1	10,321
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$484,575	$540,491	$5,717	$25,975	$65,581	$10,461	$4,145	$1,136,945
Impaired loans:
Impaired loans with no allowance for impairment	11,758	7,470	-	1,076	1,026	-	-	21,330
Impaired loans with allowance for impairment:
Unpaid principal balance	2,654	395	-	-	119	-	-	3,168
Allowance for impairment	(697)	(430)	-	-	(110)	-	-	(1,237)
Balance of impaired loans net of allowance for impairment	1,957	(35)	-	-	9	-	-	1,931
Total impaired loans, excluding allowance	14,412	7,865	-	1,076	1,145	-	-	24,498
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Non-impaired loans	1,301	115,163	3,248	36,387	13,481	15,526	133	185,239
Impaired loans:
Impaired loans with no allowance for impairment	359	2,795	2,886	6,251	606	626	-	13,523
Impaired loans with allowance for impairment:
Unpaid principal balance	-	514	-	999	-	-	-	1,513

Allowance for impairment	-	(84)	-	(757)	-	-	-	(841)
Balance of impaired loans net of allowance for impairment	-	430	-	242	-	-	-	672
Total impaired loans, excluding allowance	359	3,309	2,886	7,250	606	626	-	15,036
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable at June 30, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$20,682	$8,956	$-	$1,120	$1,169	$-	$-	$31,927
Loans acquired at fair value	417	4,077	3,419	10,168	614	626	-	19,321
Total impaired loans	$21,099	$13,033	$3,419	$11,288	$1,783	$626	$-	$51,248

For the year ended June 30, 2013
Average balance of impaired loans	$15,890	$11,885	$2,120	$8,853	$1,767	$189	$-	$40,704
Interest earned on impaired loans	$181	$108	$20	$478	$61	$2	$-	$850

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

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

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present information regarding the restructuring of the Company’s troubled debts during the years ended June 30, 2013 and 2012 and any defaults of TDRs during those periods that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(In Thousands)
Troubled debt restructuring activity for the year ended June 30, 2013
Originated and purchased loans
Number of loans	5	1	-	-	2	-	-	8
Pre-modification outstanding recorded investment	$967	$265	$-	$-	$176	$-	$-	$1,408
Post-modification outstanding recorded investment	852	245	-	-	164	-	-	1,261
Charge offs against the allowance for loan loss for impairment recognized at modification	146	20	-	-	14	-	-	180
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	-
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	-	-	-	-
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

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

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

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

At June 30, 2013, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $9,874,000 and $6,050,000 respectively.  By comparison, at June 30, 2012, the remaining outstanding principal balance and carrying amount of such loans totaled approximately $12,586,000  and $8,439,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $1,952,000 and $2,967,000 at June 30, 2013 and June 30, 2012, respectively.

The balance of the allowance for loan losses at June 30, 2013 and June 30, 2012 included approximately $17,000 and $59,000 of valuation allowances, respectively, for a specifically identified impairment attributable to acquired credit-impaired loans.  The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition, net of any charge offs recognized during that time.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the years ended June 30, 2013 and 2012.

	Year Ended June 30, 2013 (In Thousands)	Year Ended June 30, 2012 (In Thousands)
Beginning balance	$1,461	$1,718
Accretion to interest income	(567)	(360)
Disposals	(153)	-
Reclassifications from nonaccretable difference	-	103
Ending balance	$741	$1,461

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Premises and Equipment

	June 30,
	2013	2012
	(In Thousands)

Land	$9,924	$10,024
Buildings and improvements	32,920	32,843
Leasehold improvements	4,021	4,013
Furnishings and equipment	15,285	14,786
Construction in progress	1,530	1,148
	63,680	62,814
Less accumulated depreciation and amortization	26,686	24,137
	$36,994	$38,677

Land included properties held for future branch expansion totaling $2,419,000 at both years ended June 30, 2013 and 2012.

Note 10 – Interest Receivable

	June 30,
	2013	2012
	(In Thousands)

Loans	$4,632	$4,562
Mortgage-backed securities	2,326	3,600
Debt securities	1,070	233
	$8,028	$8,395

Note 11 – Goodwill and Other Intangible Assets

	Goodwill	Core Deposit Intangibles
	(In Thousands)

Balance at June 30, 2010	$82,263	$-
Acquisition of Central Jersey Bancorp	26,328	903
Amortization	-	(96)

Balance at June 30, 2011	108,591	807
Amortization	-	(155)

Balance at June 30, 2012	108,591	652
Amortization	-	(138)

Balance at June 30, 2013	$108,591	$514

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Goodwill and Other Intangible Assets (continued)

Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:.

Years Ending June 30:	(In Thousands)
2014	$122
2015	105
2016	89
2017	72
2018	56
Thereafter	70

Note 12 – Deposits

	June 30,
	2013		2012
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)

Non-interest bearing demand	$190,964	-%	$165,118	-%
Interest-bearing demand (1)	731,521	0.29	468,297	0.52
Savings and club	466,559	0.16	433,455	0.30
Certificates of deposit	981,464	1.05	1,104,927	1.32
	$2,370,508	0.55%	$2,171,797	0.85%

(1)	Interest-bearing demand deposits at June 30, 2013 include $229.9 million of brokered money market deposits at a weighted average interest rate of 0.19%.

Certificates of deposit with balances of $100,000 or more at June 30, 2013 and 2012, totaled approximately $389.1 million and $447.1 million, respectively.  The Bank’s deposits are insurable to applicable limits by the Federal Deposit Insurance Corporation.

A summary of certificates of deposit by maturity follows:

	June 30,
	2013	2012
	(In Thousands)

One year or less	$646,590	$713,658
After one to two years	174,223	226,705
After two to three years	68,155	81,891
After three to four years	48,211	36,696
After four to five years	44,285	45,977
	$981,464	$1,104,927

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Deposits (continued)

Interest expense on deposits consists of the following:

	Years Ended June 30,
	2013	2012	2011
	(In Thousands)

Demand	$1,847	$2,690	$3,432
Savings and clubs	878	1,376	2,162
Certificates of deposits	11,986	16,206	18,319
	$14,711	$20,272	$23,913

Note 13 – Borrowings

Fixed rate advances from FHLB of New York mature as follows:

	June 30,
	2013		2012
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)
Maturing in years ending June 30:
2013	$-	-%	$5,000	2.38%
2014	105,000	0.39	-	-
2014	-	-	5,000	2.90
2018	-	-	200,000	3.79
2021	854	4.94	939	4.94
2023	145,000	3.04	-	-
	250,854	1.94%	210,939	3.74%
Fair value adjustments	77		293
	$250,931		$211,232

At June 30, 2013, $105.0 million in advances are due within one year while the remaining $145.9 million in advances are due after one year of which $145.0 million are callable in April 2018.

At June 30, 2013, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $433.2 million and $222.7 million, respectively.  At June 30, 2012, FHLB advances were collateralized by the Bank’s FHLB stock and securities with carrying values totaling $292.8 million.

Borrowings at June 30, 2013 and 2012 also included overnight borrowings in the form of depositor sweep accounts totaling $36.8 million and $38.5 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 – Derivative Instruments and Hedging Activities

During the year ended June 30, 2013, the Company entered into a total of four interest rate derivative agreements to manage the interest rate exposure relating to certain wholesale funding positions drawn during the period.  Such sources of wholesale funding included floating-rate brokered money market deposits indexed to one-month LIBOR as well as 90 day fixed-rate FHLB advances that are forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance.  The derivatives, comprising two interest rate swaps and two interest rate caps, were designated as a cash flow hedges with changes in their fair value recorded as an adjustment through other comprehensive income on an after-tax basis.

The Company had no interest rate derivatives as of or during the prior years ended June 30, 2012 and 2011.

The effects of derivative instruments on the Consolidated Financial Statements for June 30, 2013 are as follows:

	June 30, 2013
	Notional/Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments

Interest rate swaps:
Effective July 1, 2013	$165,000	$1,617	Other assets	July 1, 2018
Effective June 5, 2015	60,000	1,220	Other assets	June 5, 2020

Interest rate caps:
Effective June 5, 2013	40,000	1,485	Other assets	June 5, 2018
Effective July 1, 2013	35,000	1,323	Other assets	July 1, 2018
Total	$300,000	$5,645

June 30, 2013
Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
(Dollars in Thousands)

Derivatives in cash flow hedges

Interest rate swaps:
Effective July 1, 2013	$957	Not Applicable	$ -
Effective June 5, 2015	722	Not Applicable	-

Interest rate caps:
Effective June 5, 2013	128	Not Applicable	-
Effective July 1, 2013	31	Not Applicable	-
Total	$1,838		$ -

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 – Derivative Instruments and Hedging Activities (continued)

The Company has in place an enforceable master netting arrangement with every counterparty. All master netting arrangements include rights to offset associated with the Company’s recognized derivative assets, derivative liabilities, and cash collateral received and pledged. Accordingly, the Company, where appropriate, offsets all derivative asset and liability positions with the cash collateral received and pledged.  At June 30, 2013, all derivatives were in an asset position so that no offset was required.  Both the gross amount of assets and net amount included in other assets was $5,645,000 at June 30, 2013.  Financial collateral required under the enforceable master netting arrangement in the amount of $5,500,000 at June 30, 2013 was not included as an offsetting amount.

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

ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition.  Thereafter, on a monthly basis, 12,123 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations.  ESOP compensation expense was approximately $1,431,000 $1,367,000 and $1,323,000 for the years ended June 30, 2013, 2012 and 2011, respectively.

At June 30, 2013 and 2012, the ESOP shares were as follows:
	June 30,
	2013	2012

Allocated shares	989,049	891,673
Distribution of shares due to employee resignations/terminations	138,657	90,623
Shares committed to be released	84,594	84,528
Unearned shares	533,400	678,876
Total ESOP Shares	1,745,700	1,745,700

Fair value of unearned shares	$5,595,366	$6,578,308

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Employee Stock Ownership Plan Benefit Equalization Plan ("ESOP BEP")

The Bank has a non-qualified plan to compensate its senior officers who participate in the Bank's ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code ("IRC").  The ESOP BEP expense was approximately $6,000, $-0- and $27,000 for the years ended June 30, 2013, 2012 and 2011, respectively.  The liability totaled approximately $6,000 and $6,000 at June 30, 2013 and 2012, respectively.

Thrift Plan

The Bank sponsors the Employees' Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees.  Employees may elect to save up to 20% of their compensation.  The Bank will contribute a matching contribution up to 3% of the employee annual compensation.  The Plan expense amounted to approximately $527,000, $510,000 and $443,000 for the years ended June 30, 2013, 2012 and 2011, respectively.

Multi-Employer Retirement Plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“The Pentegra DB Plan”), a tax-qualified defined-benefit pension plan.   The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333.  The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the IRC.  There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

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

Funded status (market value of plan assets divided by funding target) of the Bank’s plan based on valuation reports as of July 1, 2012 and 2011 was 104.56% and 87.39%, respectively.  Total contributions made to the Pentegra DB Plan, as reported on Form 5500, were $196.5 million and $299.7 million for the plan years ending June 30, 2012 and June 30, 2011, respectively.  The Bank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan.  During the years ended June 30, 2013, 2012 and 2011, the total expense recorded for the Pentegra DB Plan was approximately $1,254,000, $1,238,000, and $863,000, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Benefit Equalization Plan (“BEP”)

The Bank has an unfunded non-qualified plan to compensate senior officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the IRC.  There were approximately $221,000, $257,000 and $63,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2013, 2012 and 2011, respectively.

The following table sets forth the BEP’s funded status and components of net periodic pension cost:

	June 30,
	2013	2012
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation - beginning	$2,859	$3,019
Interest cost	143	162
Actuarial loss (gain)	649	(65)
Benefit payments	(221)	(257)

Benefit obligation - ending	$3,430	$2,859

Change in plan assets:
Fair value of assets - beginning	$-	$-
Settlements	(221)	(257)
Contributions	221	257

Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(3,430)	$(2,859)

Projected benefit obligation	$(3,430)	$(2,859)
Fair value of assets	-	-

Accrued pension cost included in other liabilities	$(3,430)	$(2,859)

Valuation assumptions:
Discount rate	5.00%	4.25%
Salary increase rate	N/A	N/A

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Benefit Equalization Plan (“BEP”) (continued)

	Years Ended June 30,
	2013	2012	2011
	(Dollars in Thousands)
Net periodic pension expense:
Interest cost	$143	$162	$158
Amortization of net actuarial loss	50	10	13

	$193	$172	$171
Valuation assumptions:
Discount rate	4.25%	5.75%	5.50%
Salary increase rate	N/A	N/A	N/A

It is estimated that contributions of approximately $264,000 will be made during the year ending June 30, 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2014	$ 264
2015	225
2016	227
2017	228
2018	230
2019-2023	1,155

In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, “freezing” all future benefit accruals under the BEP related to the Bank’s defined benefit pension plan.

At June 30, 2013 and 2012, unrecognized net loss of $1,032,000 and $432,000, respectively, was included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2014, $36,000 of the net loss is expected to be recognized as a component of net periodic pension cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Postretirement Welfare Plan

The Bank has an unfunded postretirement group term life insurance plan covering all eligible employees.  The benefits are based on age and years of service.  During the years ended June 30, 2013, 2012 and 2011, contributions and benefits paid totaled $5,000, $5,000 and $5,000, respectively.

The following table sets forth the accrued accumulated postretirement benefit obligation and the net periodic postretirement benefit cost:

	June 30,
	2013	2012
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation - beginning	$655	$705
Service cost	62	23
Interest cost	40	34
Actuarial loss (gain)	291	(102)
Premiums/claims paid	(5)	(5)

Benefit obligation - ending	$1,043	$655

Change in plan assets:
Fair value of assets - beginning	$-	$-
Premiums/claims paid	(5)	(5)
Contributions	5	5

Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(1,043)	$(655)
Fair value of assets	-	-

Accrued postretirement benefit cost included in other liabilities	$(1,043)	$(655)

Valuation assumptions:
Discount rate	5.00%	4.25%
Salary increase rate	3.25%	3.25%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Postretirement Welfare Plan (continued)

	Years Ended June 30,
	2013	2012	2011
	(Dollars in Thousands)
Net periodic postretirement benefit cost:
Service cost	$62	$23	$31
Interest cost	40	34	35
Amortization of past service liability	-	3	10
Amortization of unrecognized loss (gain)	4	(12)	(1)

	$106	$48	$75

Valuation assumptions:
Discount rate	4.25%	5.75%	5.50%
Salary increase rate	3.25%	3.25%	3.25%

It is estimated that contributions of approximately $10,000 will be made during the year ending June 30, 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2014	$ 10
2015	10
2016	12
2017	13
2018	15
2019-2023	92

At June 30, 2013 and 2012, unrecognized net (loss) gain of $(126,000) and $161,000, respectively, were included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2014, $-0- of unrecognized net loss is expected to be recognized as a component of net periodic postretirement benefit cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Directors’ Consultation and Retirement Plan (“DCRP”)

The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director.  During each of the years ended June 30, 2013, 2012 and 2011, contributions and benefits paid totaled $98,000, $117,000 and $118,000, respectively.

The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2013	2012
	(Dollars in Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,761	$2,717
Service cost	168	131
Interest cost	125	146
Actuarial loss (gain)	245	(116)
Benefit payments	(98)	(117)

Projected benefit obligation - ending	$3,201	$2,761

Change in plan assets:
Fair value of assets - beginning	$-	$-
Settlements	(98)	(117)
Contributions	98	117

Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(2,278)	$(2,429)

Projected benefit obligation	$(3,201)	$(2,761)
Fair value of assets	-	-

Accrued cost included in other liabilities	$(3,201)	$(2,761)

Valuation assumptions:
Discount rate	5.00%	4.25%
Fee increase rate	3.25%	3.25%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Directors’ Consultation and Retirement Plan (“DCRP”) (continued)

	Years Ended June 30,
	2013	2012	2011
	(Dollars in Thousands)
Net periodic plan cost:
Service cost	$168	$131	$130
Interest cost	125	146	136
Amortization of unrecognized gain	-	(23)	(15)
Amortization of past service liability	48	61	61

	$341	$315	$312

Valuation assumptions:
Discount rate	4.25%	5.75%	5.50%
Fee increase rate	3.25%	3.25%	3.25%

It is estimated that contributions of approximately $76,000 will be made during the year ending June 30, 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2014	$ 76
2015	95
2016	115
2017	136
2018	157
2019-2023	1,065

At June 30, 2013 and 2012, unrecognized net gain of $259,000 and $504,000, respectively, and unrecognized past service cost of $154,000 and $202,000, respectively, were included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2014, $39,000 of unrecognized gain and $46,000 of unrecognized past service cost are expected to be recognized as a component of net periodic plan cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Stock Compensation Plans

The Company has two stock-related compensation plans: stock options and restricted stock awards.  The plans authorized up to 3,564,137 shares as stock option grants and 1,425,655 shares as restricted stock awards.  At June 30, 2013, there were 312,897 shares remaining available for future stock option grants and 73,459 shares remaining available for future restricted stock awards under the plans.

Stock option grants generally vest over a five-year service period and have a contractual maturity of ten years.  The Company recognizes compensation expense for the fair values of these grants, which have graded vesting, on a straight-line basis over the requisite service period of the grants.  There were no options granted during the years ended June 30, 2013 and 2012 and 65,000 options granted during the year ended June 30, 2011.

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

Restricted stock awards generally vest in full after five years.  The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period of five years.  There were no restricted stock awards granted during the years ended June 30, 2013 and 2012 and 82,500 restricted stock awards granted during the year ended June 30, 2011.

During the years ended June 30, 2013, 2012 and 2011, the Company recorded $209,000, $209,000 and  $1,959,000, respectively, of share-based compensation expense, comprised of stock option expense of $41,000, $41,000 and $719,000, respectively, and restricted stock expense of $168,000, $168,000 and  $1,240,000, respectively.

During the years ended June 30, 2013, 2012 and 2011, the income tax benefit attributed to non-qualified stock options expense was approximately $-0-, $-0- and $200,000, respectively, and attributed to restricted stock expense was approximately $68,000, $68,000 and $507,000, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Stock Compensation Plans (continued)

The following is a summary of the Company's stock option activity and related information for its option plans for the year ended June 30, 2013:

Options	Weighted Average Exercise Price	Range of Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(In Thousands)				(In Thousands)

Outstanding at June 30, 2012	3,193	$12.27	$10.16 - $12.71	3.5 years	$ -
Granted	-	-			-
Exercised	-	-			-
Forfeited	-	-

Outstanding at June 30, 2013	3,193	$12.27	$10.16 - $12.71	2.5 years	-

Exercisable at June 30, 2013	3,154	$12.30	$10.16 - $12.71	2.4 years	-

Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.  As of June 30, 2013, the Company has 6,236,760 shares of treasury stock.  There were no vested options exercised during the years ended June 30, 2013, 2012 and 2011.  Expected future compensation expense relating to the 39,000 non-exercisable options outstanding as of June 30, 2013 is $115,000 over a weighted average period of 2.75 years.

The following is a summary of the status of the Company's non-vested restricted share awards as of June 30, 2013 and changes during the year ended June 30, 2013:

Restricted Shares	Weighted Average Grant Date Fair Value
(In Thousands)

Non-vested at June 30, 2012	66	$ 10.16
Awarded	-	-
Vested	(17)	$ 10.16

Non-vested at June 30, 2013	49	$ 10.16

During the years ended June 30, 2013, 2012 and 2011, the total fair value of vested restricted shares were $166,000, $160,000 and $2,168,000, respectively.  Expected future compensation expense relating to the 49,000 non-vested restricted shares at June 30, 2013 is $461,000 over a weighted average period of 2.75 years.

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

During the fiscal year ended June 30, 2012, an application for a capital distribution from the Bank to the Company was approved by federal banking regulators in the amount of $6,000,000 which was paid by the Bank to the Company in May 2012.  No capital distributions from the Bank to the Company were initiated during the fiscal year ended June 30, 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted total assets (as defined).  The following tables present a reconciliation of capital per GAAP and regulatory capital and information as to the Bank’s capital levels at the dates presented.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Stockholders’ Equity and Regulatory Capital (continued)
	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2013:
Total capital (to risk-weighted assets)	$353,386	21.77%	≥ $129,850	≥ 8.00%	≥ $162,313	> 10.00%
Tier 1 capital (to risk-weighted assets)	342,490	21.10	≥ 64,925	≥ 4.00	≥ 97,388	> 6.00
Core (Tier 1) capital (to adjusted total assets)	342,490	11.32	≥ 121,054	≥ 4.00	≥ 151,317	> 5.00
Tangible capital (to adjusted total assets)	342,490	11.32	≥ 45,395	≥ 1.50	≥ -	> -
As of June 30, 2012:
Total capital (to risk-weighted assets)	$344,492	25.37%	> $108,641	> 8.00%	> $135,802	> 10.00%
Tier 1 capital (to risk-weighted assets)	334,375	24.62	> 54,321	> 4.00	> 81,481	> 6.00
Core (Tier 1) capital (to adjusted total assets)	334,375	12.06	> 110,902	> 4.00	> 38,628	> 5.00
Tangible capital (to adjusted total assets)	334,375	12.06	> 41,588	> 1.50	> -	> -

Based upon most recent notification from federal banking regulators dated October 22, 2012 the Bank was categorized as well capitalized as of June 30, 2012, under the regulatory framework for prompt corrective action.  There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Income Taxes

Retained earnings at June 30, 2013, includes approximately $30.5 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided.  If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are as follows:
	Years Ended June 30,
	2013	2012	2011
	(In Thousands)
Current income tax expense:
Federal income	$1,629	$2,210	$2,583
State income	343	470	458
	1,972	2,680	3,041
Deferred income tax expense (benefit):
Federal	411	(24)	751
State	102	120	541
	513	96	1,292
Valuation allowance	(235)	-	(47)
	$2,250	$2,776	$4,286

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate of 35% to income before income taxes for the years ended June 30, 2013, 2012 and 2011:

	Years Ended June 30,
	2013	2012	2011
	(In Thousands)

Federal income tax expense at statutory rate	$3,065	$2,749	$4,248
(Reductions) increases in income taxes resulting from:
Tax exempt interest	(142)	(21)	(347)
New Jersey state tax, net of federal income tax effect	284	389	649
Incentive stock options compensation expense	15	15	80
Income from BOLI	(680)	(250)	(232)
Other items, net	(66)	(106)	(65)
	2,476	2,776	4,333
Valuation allowance	(226)	-	(47)
Total income tax expense	$2,250	$2,776	$4,286
Effective income tax rate	25.70%	35.35%	35.31%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Income Taxes (continued)

The effective income tax rate represents total income tax expense divided by income before income taxes.

As a result of a redemption-in-kind transaction during the year ended June 30, 2009, the Company incurred a realized capital loss which was partially utilized as a capital loss carry back against capital gains in the three preceding years.  As of June 30, 2010, the Company established a deferred tax asset for the remaining capital loss carry forward.  Since it was not currently more likely than not that the deferred tax asset related to incurred capital losses would be realized, the Company established a valuation allowance thereon during the years ended June 30, 2010.  The Company utilized a portion of the federal capital loss carryover with a capital gain for the years ended June 30, 2011 and June 30, 2013 which decreased the related valuation allowance during each of those years.  However, during the year ended June 30, 2013, the Company established an additional valuation allowance against the deferred tax asset arising from the portion of the unrealized losses on securities available for sale that would represent capital losses if such losses were to be realized.

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2013	2012
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$920	$1,329
Accumulated other comprehensive income - defined benefit
plans	430	-
Allowance for loan losses	4,451	4,133
Benefit plans	2,709	2,580
Compensation	-	225
Stock based compensation	3,320	3,300
Capital loss carryover	88	322
Uncollected interest	2,290	1,701
Depreciation	747	516
Unrealized loss on securities available for sale	2,928	-
Other	705	954
	18,588	15,060
Valuation allowance	(995)	(322)
	17,593	14,738
Deferred income tax liabilities:
Deferred costs	617	617
Goodwill	5,716	5,015
Unrealized gain on securities available for sale	-	16,142
Accumulated other comprehensive income – defined benefit plan	-	13
Accumulated other comprehensive income – derivatives	1,269	-
Other	209	227
	7,811	22,014
Net deferred income tax asset (liability)	$9,782	$(7,276)

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Commitments

The Bank has non-cancelable operating leases for branch offices.  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2013:

Years Ending June 30:	(In Thousands)
2014	$1,761
2015	1,556
2016	1,426
2017	1,266
2018	944
Thereafter	4,260
Total Minimum Payments Required	$11,213

The following schedule shows the composition of total rental expense for all operating leases:

June 30,
2013	2012	2011
(In Thousands)

Minimum rentals	$1,629	$1,520	$1,050

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

The outstanding loan commitments are as follows:

	June 30,
	2013	2012
	(In Thousands)

Mortgage loans	$58,448	$81,325
Home equity loans	1,692	1,149
Business loans	500	50
Construction loans in process	11,100	13,032
Consumer home equity and overdraft lines of credit	37,972	41,225
Commercial line of credit	31,434	32,238
	$141,146	$169,019

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Commitments

At June 30, 2013, the outstanding mortgage loan commitments include $57.2 million for fixed rate loans with interest rates ranging from 2.75% to 5.50% and $1.0 million for adjustable rate loans with initial rates ranging from 4.25% to 6.0%.  The remaining $185,000 of mortgage loan commitments represent the remaining balance of an outstanding blanket commitment with a third party loan originator to purchase newly originated residential mortgage loans whose rates may either be fixed or adjustable rate.  Home equity loan commitments include $1.7 million for fixed rate loans with interest rates ranging from 3.25% to 6.00%.  Business loan commitments total $500,000 representing funding commitments on floating rate loans with initial rates ranging from 4.25% to 6.00%.  Undisbursed funds from home equity and business lines of credit are adjustable rate loans with interest rates ranging from 1.25% below to 3.00% above the prime rate published in the Wall Street Journal.  Lines of credit providing overdraft protection for checking accounts are adjustable rate loans with interest rates ranging from 3.5% to 5.00% above prime.

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

In addition to the commitments noted above the Bank is party to standby letters of credit totaling approximately $1,791,000 at June 30, 2013 through which it guarantees certain specific business obligations of its commercial customers.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2013:
Debt securities available for sale:
U.S. agency securities	$-	$5,015	$-	$5,015
Obligations of state and political subdivisions	-	25,307	-	25,307
Asset-backed securities	-	24,798	-	24,798
Collateralized loan obligations	-	78,486	-	78,486
Corporate bonds	-	159,192	-	159,192
Trust preferred securities	-	6,324	1,000	7,324
Total debt securities	-	299,122	1,000	300,122
Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	62,482	-	62,482
Residential pass-through securities	-	628,154	-	628,154
Commercial pass-through securities	-	90,016	-	90,016
Total mortgage-backed securities	-	780,652	-	780,652
Total securities available for sale	$-	$1,079,774	$1,000	$1,080,774
Derivative instruments:
Interest rate swaps	$-	$2,837	$-	$2,837
Interest rate caps	-	2,808	-	2,808
Total derivatives	$-	$5,645	$-	$5,645

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2012:
Debt securities available for sale:
Trust preferred securities	$-	$5,713	$1,000	$6,713
U.S. agency securities	-	5,889	-	5,889
Total debt securities	-	11,602	1,000	12,602
Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	2,523	-	2,523
Mortgage pass-through securities	-	1,227,581	-	1,227,581
Total mortgage-backed securities	-	1,230,104	-	1,230,104
Total securities available for sale	$-	$1,241,706	$1,000	$1,242,706

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

The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs.  It is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028.  Generally management has been unable to obtain a market quote due to a lack of trading activity for this security.  Consequently, the security’s fair value as reported at June 30, 2013 and June 30, 2012 is based upon the present value of its expected future cash flows assuming the security continues to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

The Company has contracted with a third party vendor to provide periodic valuations for its interest rate derivatives to determine the fair value of its interest rate caps and swaps.  The vendor utilizes standard valuation methodologies applicable to interest rate derivatives such as discounted cash flow analysis and extensions of the Black-Scholes model.  Such valuations are based upon readily observable market data and are therefore considered Level 2 valuations by the Company.

For the year ended June 30, 2013, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis.  For that same period, there were no transfers of assets or liabilities within the fair valuation measurement hierarchy between Level 1 and Level 2 inputs.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2013
Impaired loans	$-	$-	$14,603	$14,603
Real estate owned	-	-	229	229

At June 30, 2012
Impaired loans	$-	$-	$14,026	$14,026
Real estate owned	-	-	3,129	3,129

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
At June 30, 2013	(In Thousands)
Impaired loans	$14,603	Market valuation of underlying collateral (1)	Direct disposal costs (3)	6% - 10%
Real estate owned	$229	Market valuation property (2)	Direct disposal costs (3)	6% - 10%
At June 30, 2012
Impaired loans	$14,026	Market valuation of underlying collateral (1)	Direct disposal costs (3)	6% - 10%
Real estate owned	$3,129	Market valuation property (2)	Direct disposal costs (3)	6% - 10%
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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

At June 30, 2013, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $16.7 million and valuation allowances of $2.1 million reflecting fair values of $14.6 million.  By comparison, at June 30, 2012, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $16.8 million and valuation allowances of $2.8 million reflecting fair values of $14.0 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At June 30, 2013, real estate owned whose carrying value was written down utilizing Level 3 inputs during the year ended June 30, 2012 comprised one property with a fair value totaling $229,000.  By comparison, at June 30, 2012, real estate owned whose carrying value was written down utilizing Level 3 inputs during the year ended June 30, 2012 comprised five properties with a fair value totaling $3.1 million.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at June 30, 2013 and June 30, 2012:

Cash and Cash Equivalents, Interest Receivable and Interest Payable.  The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities.  See the discussion presented on Page F-94 concerning assets measured at fair value on a recurring basis.

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

Interest Rate Derivatives.  See the discussion presented on Page F-94 concerning assets measured at fair value on a recurring basis.

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented on Page F-90.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

The carrying amounts and fair values of financial instruments are as follows:

	Carrying Amount and Fair Value Measurements at June 30, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$127,034	$127,034	$127,034	$-	$-
Debt securities available for sale	300,122	300,122	-	299,122	1,000
Debt securities held to maturity	210,015	202,328	-	202,328	-
Loans receivable	1,349,975	1,359,799	-	-	1,359,799
Mortgage-backed securities available for sale	780,652	780,652	-	780,652	-
Mortgage-backed securities held to maturity	101,114	96,447	-	96,447	-
FHLB Stock	15,666	15,666	-	-	15,666
Interest receivable	8,028	8,028	8,028	-	-

Financial liabilities:
Deposits (A)	2,370,508	2,376,290	1,389,044	-	987,246
Borrowings	287,695	295,914	-	-	295,914
Interest payable on borrowings	938	938	938	-	-

Derivative instruments:
Interest rate swaps	2,837	2,837	-	2,837	-
Interest rate caps	2,808	2,808	-	2,808	-

(A) Includes accrued interest payable on deposits of $47,000 at June 30, 2013.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

	Carrying Amount and Fair Value Measurements at June 30, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$155,584	$155,584	$155,584	$-	$-
Securities available for sale	12,602	12,602	-	11,602	1,000
Securities held to maturity	34,662	34,838	-	34,838	-
Loans receivable	1,274,119	1,307,948	-	-	1,307,948
Mortgage-backed securities available for sale	1,230,104	1,230,104	-	1,230,104	-
Mortgage-backed securities held to maturity	1,090	1,159	-	1,159	-
Loan sevicing rights	652	652	-	-	652
Interest receivable	8,395	8,395	8,395	-	-

Financial liabilities:
Deposits (A)	2,171,797	2,182,098	1,066,870	-	1,115,228
Borrowings	249,777	278,296	-	-	278,296
Interest payable on borrowings	967	967	967	-	-

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	June 30,
	2013	2012
	(In Thousands)

Net unrealized (loss) gain on securities available for sale	$(7,375)	$39,720
Tax effect	2,021	(16,142)
Net of tax amount	(5,354)	23,578

Fair value adjustments on derivatives	3,107	-
Tax effect	(1,269)	-
Net of tax amount	1,838	-

Benefit plan adjustments	(1,053)	31
Tax effect	430	(13)
Net of tax amount	(623)	18

Accumulated other comprehensive (loss) income	$(4,139)	$23,596

Other comprehensive (loss) income and related tax effects are presented in the following table:

	Years Ended June 30,
	2013	2012	2011
	(In Thousands)

Realized gain on sale of mortgage-backed securities available for sale (1)	$(10,433)	$(53)	$(777)

Unrealized holding (loss) gain on securities
available for sale	(36,662)	13,405	(1,433)

Fair value adjustments on derivatives	3,107	-	-

Benefit plans:
Amortization of:
Actuarial loss (gain) (2)	54	(25)	(2)
Past service cost (2)	48	64	71
New actuarial (loss) gain	(1,186)	284	(42)

Net change in benefit plans accrued expense	(1,084)	323	27

Other comprehensive (loss) income before taxes	(45,072)	13,675	(2,183)

Tax effect	17,337	(5,511)	900

Other comprehensive (loss) income	$(27,735)	$8,164	$(1,283)

(1)	Represents amount reclassified out of accumulated other comprehensive income and included in gain on sale of securities on the consolidated statements of income.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 15 – Benefit Plans for additional information.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information

Kearny Financial Corp. operates its wholly owned subsidiary, Kearny Federal Savings Bank and the Bank’s wholly-owned subsidiaries.  The consolidated earnings of the subsidiaries are recognized by the Company using the equity method of accounting.  Accordingly, the consolidated earnings of the subsidiaries are recorded as increases in the Company’s investment in the subsidiaries.  The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as June 30, 2013 and 2012, and for each of the years in the three-year period ended June 30, 2013.

CONDENSED STATEMENTS OF FINANCIAL CONDITION
	June 30,
	2013	2012
	(In Thousands)
Assets
Cash and amounts due from depository institutions	$13,524	$15,002
Loans receivable	6,726	8,299
Mortgage-backed securities available for sale (amortized cost 2013 $0; 2012 $1,060)	-	1,128
Interest receivable	-	5
Investment in subsidiaries	447,498	467,173
Other assets	62	121
	$467,810	$491,728

Liabilities and Stockholders’ Equity
Other liabilities	$103	$111
Stockholders’ equity	467,707	491,617
	$467,810	$491,728

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information (continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended June 30,
	2013	2012	2011
	(In Thousands)

Dividends from subsidiary	$-	$6,000	$7,852
Interest income	450	566	678
Equity in undistributed earnings of subsidiaries	6,550	(864)	-
Gain on sale of securities	38	-	-
Other noninterest income	-	-	(50)
	7,038	5,702	8,480
Interest expense	-	-	55
Directors’ compensation	117	124	121
Other expenses	436	526	452
	553	650	628
Income before Income Taxes	6,485	5,052	7,852
Income tax (benefit) expense	(21)	(26)	1

Net income	$6,506	$5,078	$7,851

Comprehensive (loss) income	$(21,229)	$13,242	$6,568

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended June 30,
	2013	2012	2011
	(In Thousands)
Cash Flows from Operating Activities
Net income	$6,506	$5,078	$7,851
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(6,550)	864	-
Amortization of premiums	8	14	28
Realized gain on sale of mortgage-backed securities available for sale	(38)	-	-
Realized loss on sale of real estate owned	-	-	35
Decrease in interest receivable	5	2	6
Payments received on intercompany liabilities	174	12,469	1,238
Decrease (increase) in other assets	52	41	(44)
Decrease in interest payable	-	-	(24)
Increase (decrease) in other liabilities	22	1	(94)
Net Cash Provided by Operating Activities	$179	$18,469	$8,996

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2013	2012	2011
	(In Thousands)
Cash Flows from Investing Activities
Repayment of loan to ESOP	$1,573	$1,489	$1,410
Proceeds from sale of real estate owned	-	-	60
Principal repayments on mortgage-backed securities available for sale	424	697	1,364
Proceeds from sale of mortgage-backed securities available for sale	667	-	-
Capital contributions to subsidiaries	-	-	(10)
Return of subsidiary investment	-	9	79,447
Cash paid in merger, net of cash received	-	-	(81,308)
Net Cash Provided by Investing Activities	2,664	2,195	963

Cash Flows from Financing Activities
Dividends paid to minority stockholders of Kearny Financial Corp.	-	(3,617)	(3,233)
Purchase of common stock of Kearny Financial Corp. for treasury	(4,319)	(8,464)	(4,462)
Repayment of subordinated debentures	-	-	(5,155)
Dividends contributed for payment of ESOP loan	(2)	160	141
Dividends paid on vested ESOP distribution	-	(1)	-

Net Cash Used in Financing Activities	(4,321)	(11,922)	(12,709)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,478)	8,742	(2,750)

Cash and Cash Equivalents - Beginning	15,002	6,260	9,010

Cash and Cash Equivalents - Ending	$13,524	$15,002	$6,260

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 – Net Income per Common Share (EPS)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Year Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$6,506
Basic earnings per share, income available to common stockholders	$6,506	66,152	$0.10
Effect of dilutive securities:
Stock options	-	-
Diluted earnings per share	$6,506	66,152	$0.10

	Year Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$5,078
Basic earnings per share, income available to common stockholders	$5,078	66,495	$0.08
Effect of dilutive securities:
Stock options	-	-
Diluted earnings per share	$5,078	66,495	$0.08

	Year Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$7,851
Basic earnings per share, income available to common stockholders	$7,851	67,118	$0.12
Effect of dilutive securities:
Stock options	-	-
Diluted earnings per share	$7,851	67,118	$0.12

During the years ended June 30, 2013, 2012 and 2011, the average number of options which were anti-dilutive totaled approximately 3,193,000, 3,221,000 and 3,201,000, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 – Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2013 and 2012:

	Year Ended June 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)

Interest income	$23,206	$21,802	$21,644	$21,606
Interest expense	6,331	5,808	5,298	4,564

Net Interest Income	16,875	15,994	16,346	17,042

Provision for loan losses	339	1,393	1,407	1,325

Net Interest Income after Provision for Loan Losses	16,536	14,601	14,939	15,717

Non-interest income	1,200	2,285	11,070	1,833
Non-interest expenses	15,273	15,191	23,942	15,019

Income before Income Taxes	2,463	1,695	2,067	2,531

Income taxes	803	518	323	606

Net Income	$1,660	$1,177	$1,744	$1,925

Net income per common share:
Basic and diluted	$0.03	$0.02	$0.03	$0.03

Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	66,256	66,188	66,141	66,019

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

KEARNY FINANCIAL CORP.
Dated: September 13, 2013		/s/ Craig L. Montanaro
	By:	Craig L. Montanaro President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on September 13, 2013 on behalf of the Registrant and in the capacities indicated.

/s/ Craig L. Montanaro		/s/ Eric B. Heyer
Craig L. Montanaro President, Chief Executive Officer and Director (Principal Executive Officer)		Eric B. Heyer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Theodore J. Aanensen		/s/ John N. Hopkins
Theodore J. Aanensen Director		John N. Hopkins Director

/s/ John J. Mazur, Jr.		/s/ Joseph P. Mazza
John J. Mazur, Jr. Director		Joseph P. Mazza Director

/s/ Matthew T. McClane		/s/ John F. McGovern
Matthew T. McClane Director		John F. McGovern Director

/s/ Leopold W. Montanaro		/s/ John F. Regan
Leopold W. Montanaro Director		John F. Regan Director