Form 10-Q
period 2013-09-30
Kearny Financial Corp.
filed 2013-11-12
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004-3510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	973-244-4500

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 8, 2013.

$0.10 par value common stock - 66,226,540 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at September 30, 2013 and June 30, 2013 (Unaudited)	1

Consolidated Statements of Income for the Three Months
	Ended September 30, 2013 and September 30, 2012 (Unaudited)	2-3

Consolidated Statements of Comprehensive Income for the Three
	Months Ended September 30, 2013 and September 30, 2012 (Unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the
	Three Months Ended September 30, 2013 and September 30, 2012	5-6
(Unaudited)

	Consolidated Statements of Cash Flows for the Three Months	7-8
Ended September 30, 2013 and September 30, 2012 (Unaudited)

	Notes to Consolidated Financial Statements (Unaudited)	9-64

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	65-84

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	85-93

Item 4:	Controls and Procedures	94

PART II - OTHER INFORMATION		95-97

SIGNATURES		98

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data)

	September 30,	June 30,
	2013	2013
Assets	(Unaudited)

Cash and amounts due from depository institutions	$12,159	$13,102
Interest-bearing deposits in other banks	106,027	113,932

Cash and Cash Equivalents	118,186	127,034

Debt securities available for sale (amortized cost $307,213 and $305,283)	300,544	300,122
Debt securities held to maturity (fair value $204,185 and $202,328)	210,943	210,015
Loans receivable, including unamortized yield adjustments of $(1,980) and $(847)	1,485,644	1,360,871
Less allowance for loan losses	(11,406)	(10,896)

Net Loans Receivable	1,474,238	1,349,975

Mortgage-backed securities available for sale (amortized cost $751,445 and $782,866)	752,216	780,652
Mortgage-backed securities held to maturity (fair value $96,078 and $96,447)	100,674	101,114
Premises and equipment	36,911	36,994
Federal Home Loan Bank of New York (“FHLB”) stock	21,515	15,666
Interest receivable	8,508	8,028
Goodwill	108,591	108,591
Bank owned life insurance	86,786	86,084
Deferred income tax assets, net	10,469	9,782
Other assets	8,189	11,303

Total Assets	$3,237,770	$3,145,360
Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$193,469	$190,964
Interest-bearing	2,137,800	2,179,544

Total Deposits	2,331,269	2,370,508

Borrowings	417,118	287,695
Advance payments by borrowers for taxes	8,319	7,840
Other liabilities	11,805	11,610

Total Liabilities	2,768,511	2,677,653

Stockholders’ Equity

Preferred stock, $0.10 par value, 25,000,000 shares authorized; none issued
and outstanding	-	-
Common stock, $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares
issued; 66,380,740 and 66,500,740 shares outstanding, respectively	7,274	7,274
Paid-in capital	215,783	215,722
Retained earnings	328,753	326,167
Unearned Employee Stock Ownership Plan shares; 497,034 shares
and 533,400 shares, respectively	(4,970)	(5,334)
Treasury stock, at cost; 6,356,760 shares and 6,236,760 shares, respectively	(73,194)	(71,983)
Accumulated other comprehensive loss	(4,387)	(4,139)

Total Stockholders’ Equity	469,259	467,707

Total Liabilities and Stockholders’ Equity	$3,237,770	$3,145,360

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended
	September 30,
	2013	2012

Interest Income
Loans	$15,816	$15,776
Mortgage-backed securities	5,554	7,003
Securities:
Taxable	1,278	226
Tax-exempt	454	6
Other interest-earning assets	198	195
Total Interest Income	23,300	23,206

Interest Expense
Deposits	3,632	4,277
Borrowings	1,472	2,054
Total Interest Expense	5,104	6,331

Net Interest Income	18,196	16,875

Provision for Loan Losses	1,168	339

Net Interest Income after Provision
for Loan Losses	17,028	16,536

Non-Interest Income
Fees and service charges	691	629
Gain on sale of loans	53	-
Gain (loss) on sale and write down of real estate owned	1	(294)
Income from bank owned life insurance	702	383
Electronic banking fees and charges	344	289
Miscellaneous	70	193
Total Non-Interest Income	1,861	1,200

Non-Interest Expenses
Salaries and employee benefits	8,953	8,812
Net occupancy expense of
premises	1,662	1,598
Equipment and systems	1,874	1,977
Advertising and marketing	251	286
Federal deposit insurance
premium	512	552
Directors’ compensation	172	167
Miscellaneous	1,858	1,881
Total Non-Interest Expenses	$15,282	$15,273

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended
	September 30,
	2013	2012

Income Before Income Taxes	$3,607	$2,463

Income Taxes	1,021	803

Net Income	$2,586	$1,660

Net Income per Common
Share (EPS):
Basic and Diluted	$0.04	$0.03

Weighted Average Number of
Common Shares Outstanding:
Basic and Diluted	65,936	66,256

Dividends Declared Per Common
Share	$-	$-

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2013	2012

Net Income	$2,586	$1,660

Other Comprehensive (Loss) Income:

Unrealized gain on securities
available for sale, net of deferred
income tax expense of:
2013 $534; 2012 $2,934	943	4,353

Fair value adjustments on
derivatives, net of deferred
income tax benefit of:
2013 ($1,155) ; 2012 $ -	(1,672)	-

Benefit plans, net of deferred
income tax expense (benefit) of:
2013 $333; 2012 ($473)	481	(686)

Total Other Comprehensive (Loss) Income	(248)	3,667

Total Comprehensive Income	$2,338	$5,327

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended September 30, 2012
(In Thousands, Unaudited)
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

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended September 30, 2013
(In Thousands, Unaudited)
							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Loss	Total

Balance - June 30, 2013	66,501	$7,274	$215,722	$326,167	$(5,334)	$(71,983)	$(4,139)	$467,707

Net income	-	-	-	2,586	-	-	-	2,586

Other comprehensive loss,
net of income tax	-	-	-	-	-	-	(248)	(248)

ESOP shares committed
to be released (36 shares)	-	-	9	-	364	-	-	373

Stock option expense	-	-	10	-	-	-	-	10

Treasury stock purchases	(120)	-	-	-	-	(1,211)	-	(1,211)

Restricted stock plan shares
earned (4 shares)	-	-	42	-	-	-	-	42

Balance - September 30, 2013	66,381	$7,274	$215,783	$328,753	$(4,970)	$(73,194)	$(4,387)	$469,259

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2013	2012

Cash Flows from Operating Activities:
Net income	$2,586	$1,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	622	653
Net amortization of premiums, discounts and loan fees and costs	985	2,763
Deferred income taxes	(400)	181
Amortization of intangible assets	33	37
Amortization of benefit plans’ unrecognized net loss	11	25
Provision for loan losses	1,168	339
(Gain) loss on write-down and sales of real estate owned	(1)	294
Realized gain on sale of loans	(53)	-
Proceeds from sale of loans	496	-
Realized gain on disposition of premises and equipment	-	(100)
Increase in cash surrender value of bank owned life insurance	(702)	(383)
ESOP, stock option plan and restricted stock plan expenses	425	409
(Increase) decrease in interest receivable	(480)	117
Decrease in other assets	135	820
Increase in interest payable	70	22
Increase (decrease) in other liabilities	983	(216)

Net Cash Provided by Operating Activities	5,878	6,621

Cash Flows from Investing Activities:
Purchase of debt securities available for sale	(1,895)	-
Proceeds from repayments of debt securities available for sale	45	134
Purchase of debt securities held to maturity	(1,195)	(50)
Proceeds from calls and maturities of debt securities held to maturity	50	30,070
Proceeds from repayments of debt securities held to maturity	173	260
Purchase of loans	(56,319)	(4,144)
Net increase in loans receivable	(69,777)	(1,647)
Proceeds from sale of real estate owned	403	996
Purchases of mortgage-backed securities available for sale	(10,647)	(72,891)
Principal repayments on mortgage-backed securities available for sale	40,969	99,659
Principal repayments on mortgage-backed securities held to maturity	420	66
Purchase of FHLB stock	(10,260)	-
Redemption of FHLB stock	4,411	1
Purchase of bank owned life insurance	-	(503)
Proceeds from cash settlement of premises and equipment	-	200
Additions to premises and equipment	(539)	(194)

Net Cash (Used in) Provided by Investing Activities	$(104,161)	$51,957

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2013	2012

Cash Flows from Financing Activities:
Net decrease in deposits	$(39,261)	$(26,041)
Repayment of term FHLB advances	(100,021)	(21)
Proceeds from term FHLB advances	175,000	-
Net change in overnight borrowings	55,000	-
(Decrease) increase in other short-term borrowings	(551)	567
Increase in advance payments by borrowers for taxes	479	53
Purchase of common stock of Kearny Financial Corp. for treasury	(1,211)	(647)
Dividends contributed for payment of ESOP loan	-	(2)

Net Cash Provided by (Used in) Financing Activities	89,435	(26,091)

Net (Decrease) Increase in Cash and Cash Equivalents	(8,848)	32,487

Cash and Cash Equivalents – Beginning	127,034	155,584

Cash and Cash Equivalents – Ending	$118,186	$188,071

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$250	$328

Interest	$5,034	$6,309

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$282	$1,809

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiary, Kearny Federal Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, KFS Investment Corp., CJB Investment Corp. and KFS Financial Services, Inc. and its wholly-owned subsidiary KFS Insurance Services, Inc.  The Company conducts its business principally through the Bank.  Management prepared the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant inter-company accounts and transactions during consolidation.

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included.  The results of operations for the three-month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statement of financial condition for June 30, 2013 was derived from the Company’s 2013 annual report on Form 10-K.  That data, along with the interim unaudited financial information presented in the consolidated statements of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the  audited consolidated financial statements, including the notes thereto included in the Company’s 2013 annual report on Form 10-K.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended
	September 30, 2013
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)

Net income	$2,586
Basic earnings per share,
income available to
common stockholders	$2,586	65,936	$0.04
Effect of dilutive securities:
Stock options	-	-

	$2,586	65,936	$0.04

	Three Months Ended
	September 30, 2012
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)

Net income	$1,660
Basic earnings per share,
income available to
common stockholders	$1,660	66,256	$0.03
Effect of dilutive securities:
Stock options	-	-

	$1,660	66,256	$0.03

During the three months ended September 30, 2013 and 2012, the average number of options which were considered anti-dilutive totaled approximately 3,158,000 and 3,193,000, respectively.

4.  SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2013, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

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

ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those years.  Retrospective application is required.  The new pronouncement did not have an impact on the Company’s consolidated financial statements.

On July 17, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.  The ASU allows the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes. In the past, only rates on U.S. Treasury obligations and LIBOR were permitted.  The ASU was issued as a result of changes in the marketplace that have occurred since the issuance of Statement 133, and more particularly, as a result of the 2008 financial crisis.  ASU 2013-10 is applicable to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815, Derivatives and Hedging.  The ASU is effective July 17, 2013, but only for qualifying new or redesignated hedging relationships entered into on or after that date.  In other words, retrospective adoption is not available because it would be inconsistent with the requirement to prepare appropriate documentation at the inception of a hedge.  The new pronouncement did not have an impact on the Company’s consolidated financial statements.

6.  STOCK REPURCHASE PLANS

On March 23, 2012, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 802,780 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  Through September 30, 2013 the Company has repurchased a total of 591,100 shares in accordance with this repurchase plan at a total cost of approximately $5,864,000 and at an average cost per share of $9.92.

7.  SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at September 30, 2013 and June 30, 2013 and stratification by contractual maturity of debt securities available for sale at September 30, 2013 are presented below:

	At September 30, 2013
	Amortized' Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:

U.S. agency securities	$4,906	$-	$3	$4,903
Obligations of state and political subdivisions	27,554	-	2,295	25,259
Asset-backed securities	25,404	-	1,147	24,257
Collateralized loan obligations	80,368	40	477	79,931
Corporate bonds	160,100	52	1,402	158,750
Trust preferred securities	8,881	-	1,437	7,444

Total debt securities	307,213	92	6,761	300,544

Mortgage-backed securities:

Collateralized mortgage obligations:

Federal Home Loan Mortgage Corporation	9,651	-	501	9,150
Federal National Mortgage Association	54,869	22	3,056	51,835

Total collateralized mortgage obligations	64,520	22	3,557	60,985

Mortgage pass-through securities:

Residential pass-through securities:

Government National Mortgage Association	5,552	329	1	5,880
Federal Home Loan Mortgage Corporation	273,963	5,690	3,887	275,766
Federal National Mortgage Association	313,258	10,146	3,718	319,686

Total residential pass-through securities	592,773	16,165	7,606	601,332

Commercial pass-through securities:

Federal Home Loan Mortgage Corporation	106	2	-	108
Federal National Mortgage Association	94,046	2	4,257	89,791

Total commercial pass-through securities	94,152	4	4,257	89,899

Total mortgage-backed securities	751,445	16,191	15,420	752,216
Total securities available for sale	$1,058,658	$16,283	$22,181	$1,052,760

	At September 30, 2013
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	23,910	23,828
Due after five years through ten years	207,728	205,887
Due after ten years	75,575	70,829
Total	$307,213	$300,544

	At June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:

Debt securities:

U.S. agency securities	$4,955	$60	$-	$5,015
Obligations of state and political subdivisions	27,560	-	2,253	25,307
Asset-backed securities	25,417	1	620	24,798
Collateralized loan obligations	78,366	190	70	78,486
Corporate bonds	160,107	34	949	159,192
Trust preferred securities	8,878	-	1,554	7,324

Total debt securities	305,283	285	5,446	300,122

Mortgage-backed securities:

Collateralized mortgage obligations:

Federal Home Loan Mortgage Corporation	9,825	-	470	9,355
Federal National Mortgage Association	56,158	24	3,055	53,127

Total collateralized mortgage obligations	65,983	24	3,525	62,482

Mortgage pass-through securities:

Residential pass-through securities:

Government National Mortgage Association	5,889	444	-	6,333
Federal Home Loan Mortgage Corporation	290,133	4,827	4,600	290,360
Federal National Mortgage Association	326,356	9,050	3,945	331,461

Total residential pass-through securities	622,378	14,321	8,545	628,154

Commercial pass-through securities:

Federal Home Loan Mortgage Corporation	116	2	-	118
Federal National Mortgage Association	94,389	3	4,494	88,898

Total commercial pass-through securities	94,505	5	4,494	90,016

Total mortgage-backed securities	782,866	14,350	16,564	780,652

Total securities available for sale	$1,088,149	$14,635	$22,010	$1,080,774

There were no sales of securities available for sale during the three months ended September 30, 2013 and September 30, 2012.  At September 30, 2013 and June 30, 2013, securities available for sale with carrying values of approximately $91.4 million and $99.4 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  As of those same dates, securities available for sale with carrying values of approximately $7.1 million and $4.4 million, respectively, were pledged to secure public funds on deposit.

The Company’s available for sale mortgage-backed securities are generally secured by both residential and commercial mortgage loans with original contractual maturities of ten to thirty years.  The effective lives of mortgage-backed securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities. Investors in mortgage pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers. By comparison, collateralized mortgage obligations generally represent individual tranches within a larger investment vehicle that is designed to distribute cash flows received on securitized mortgage loans to investors in a manner determined by the overall terms and structure of the investment vehicle and those applying to the individual tranches within that structure.

8.  SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities held to maturity at September 30, 2013 and June 30, 2013 and stratification by contractual maturity of debt securities held to maturity at September 30, 2013 are presented below:

	At September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:

Debt securities:

U.S. agency securities	$144,575	$12	$2,744	$141,843
Obligations of state and political subdivisions	66,368	6	4,032	62,342

Total debt securities	210,943	18	6,776	204,185

Mortgage-backed securities:

Collateralized mortgage obligations:

Federal Home Loan Mortgage Corporation	20	2	-	22
Federal National Mortgage Association	317	28	-	345
Non-agency securities	96	-	2	94

Total collateralized mortgage obligations	433	30	2	461

Mortgage pass-through securities:

Residential pass-through securities:

Federal Home Loan Mortgage Corporation	91	4	-	95
Federal National Mortgage Association	220	8	-	228

Total residential pass-through securities	311	12	-	323

Commercial pass-through securities:

Federal National Mortgage Association	99,930	-	4,636	95,294

Total commercial pass-through securities	99,930	-	4,636	95,294

Total mortgage-backed securities	100,674	42	4,638	96,078

Total securities held to maturity	$311,617	$60	$11,414	$300,263
	At September 30, 2013
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:

Due in one year or less	$3,221	$3,227
Due after one year through five years	144,575	141,843
Due after five years through ten years	32,128	30,600
Due after ten years	31,019	28,515

Total	$210,943	$204,185

	At June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:

Debt securities:

U.S. agency securities	$144,747	$14	$3,622	$141,139
Obligations of state and political subdivisions	65,268	4	4,083	61,189

Total debt securities	210,015	18	7,705	202,328

Mortgage-backed securities:

Collateralized mortgage obligations:

Federal Home Loan Mortgage Corporation	22	3	-	25
Federal National Mortgage Association	350	32	-	382
Non-agency securities	105	3	2	106

Total collateralized mortgage obligations	477	38	2	513

Mortgage pass-through securities:

Residential pass-through securities:

Federal Home Loan Mortgage Corporation	98	4	-	102
Federal National Mortgage Association	231	9	-	240

Total residential pass-through securities	329	13	-	342

Commercial pass-through securities:

Federal National Mortgage Association	100,308	-	4,716	95,592

Total commercial pass-through securities	100,308	-	4,716	95,592

Total mortgage-backed securities	101,114	51	4,718	96,447

Total securities held to maturity	$311,129	$69	$12,423	$298,775

There were no sales of securities held to maturity during the three months ended September 30, 2013 and September 30, 2012.  At September 30, 2013 and June 30, 2013, securities held to maturity with carrying values of approximately $123.3 million and $123.3 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  Held to maturity securities were not utilized to secure public funds on deposit at September 30, 2013 or June 30, 2013.

The Company’s held to maturity mortgage-backed securities are generally secured by both residential and commercial mortgage loans with original contractual maturities of ten to thirty years.  The effective lives of mortgage-backed securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities. Investors in mortgage pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers. By comparison, collateralized mortgage obligations generally represent individual tranches within a larger investment vehicle that is designed to distribute cash flows received on securitized mortgage loans to investors in a manner determined by the overall terms and structure of the investment vehicle and those applying to the individual tranches within that structure.

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:

At September 30, 2013:

U.S. agency securities	$4,867	$3	$-	$-	$4,867	$3
Obligations of state and political subdivisions	25,260	2,295	-	-	25,260	2,295
Asset-backed securities	24,257	1,147	-	-	24,257	1,147
Collateralized loan obligations	57,519	477	-	-	57,519	477
Corporate bonds	138,698	1,402	-	-	138,698	1,402
Trust preferred securities	-	-	6,444	1,437	6,444	1,437
Collateralized mortgage obligations	59,415	3,557	-	-	59,415	3,557
Residential pass-through securities	192,540	7,606	-	-	192,540	7,606
Commercial pass-through securities	89,603	4,257	-	-	89,603	4,257

Total	$592,159	$20,744	$6,444	$1,437	$598,603	$22,181

At June 30, 2013:

Obligations of state and political subdivisions	$25,307	$2,253	$-	$-	$25,307	$2,253
Asset-backed securities	19,675	620	-	-	19,675	620
Collateralized loan obligations	27,930	70	-	-	27,930	70
Corporate bonds	149,190	949	-	-	149,190	949
Trust preferred securities	-	-	6,324	1,554	6,324	1,554
Collateralized mortgage obligations	60,740	3,525	-	-	60,740	3,525
Residential pass-through securities	244,429	8,545	-	-	244,429	8,545
Commercial pass-through securities	89,695	4,494	-	-	89,695	4,494

Total	$616,966	$20,456	$6,324	$1,554	$623,290	$22,010

The number of available for sale securities with unrealized losses at September 30, 2013 totaled 160 and included six U.S. agency securities, 70 municipal obligations, three asset-backed securities, 10 collateralized loan obligations, 13 corporate bonds, four trust preferred securities, four collateralized mortgage obligations, 33 residential pass-through securities and 17 commercial pass-through securities.  The number of available for sale securities with unrealized losses at June 30, 2013 totaled 153 and included 70 municipal obligations, two asset-backed securities, five collateralized loan obligations, 13 corporate bonds, four trust preferred securities, four collateralized mortgage obligations, 38 residential pass-through securities and 17 commercial pass-through securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:

At September 30, 2013:

U.S. agency securities	$140,578	$2,744	$-	$-	$140,578	$2,744
Obligations of state and political subdivisions	59,115	4,032	-	-	59,115	4,032
Collateralized mortgage obligations	55	1	39	1	94	2
Commercial pass-through securities	95,294	4,636	-	-	95,294	4,636

Total	$295,042	$11,413	$39	$1	$295,081	$11,414

At June 30, 2013:

U.S. agency securities	$139,699	$3,622	$-	$-	$139,699	$3,622
Obligations of state and political subdivisions	59,109	4,083	-	-	59,109	4,083
Collateralized mortgage obligations	4	1	44	1	48	2
Commercial pass-through securities	90,935	4,716	-	-	90,935	4,716

Total	$289,747	$12,422	$44	$1	$289,791	$12,423

The number of held to maturity securities with unrealized losses at September 30, 2013 totaled 166 and included seven U.S. agency securities, 132 municipal obligations, seven collateralized mortgage obligations and 20 commercial pass-through securities.  The number of held to maturity securities with unrealized losses at June 30, 2013 totaled 162 and included seven U.S. agency securities, 132 municipal obligations, four collateralized mortgage obligations and 19 commercial pass-through securities.

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

In the first two circumstances noted above, the amount of OTTI recognized in earnings is the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date.  In the third circumstance, however, the OTTI is to be separated into the amount representing the credit loss from the amount related to all other factors.  The credit loss component is to be recognized in earnings while the non-credit loss component is to be recognized in other comprehensive income.  In these cases, OTTI is generally predicated on an adverse change in cash flows (e.g. principal and/or interest payment deferrals or losses) versus those expected at the time of purchase.  The absence of an adverse change in expected cash flows generally indicates that a security’s impairment is related to other “non-credit loss” factors and is thereby generally not recognized as OTTI.

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

At September 30, 2013 and June 30, 2013, the Company held no securities on which credit-related OTTI had been recognized in earnings.  The following discussion summarizes the Company’s rationale for recognizing the impairments reported in the tables above as “temporary” versus “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

Mortgage-backed Securities. The carrying value of the Company’s mortgage-backed securities totaled $852.9 million at September 30, 2013 and comprised 62.5% of total investments and 26.3% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies and/or government-sponsored entities (“GSEs”) such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis during which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

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

Additionally, movements in market interest rates significantly impact the average lives of mortgage-backed securities by influencing the rate of principal prepayment attributable to refinancing activity.  Changes in the expected average lives of such securities significantly impact their fair values due to the extension or contraction of the cash flows that an investor expects to receive over the life of the security.  Generally, lower market interest rates prompt greater refinancing activity thereby shortening the average lives of mortgage-backed securities and vice-versa.  The historically low mortgage rates prevalent in the marketplace during recent years created significant refinancing incentive for qualified borrowers.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at September 30, 2013 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Moreover, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its U.S. agency and GSE mortgage-backed securities with unrealized losses at September 30, 2013 to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies and GSEs, the Company held a nominal balance of non-agency mortgage-backed securities at September 30, 2013.  Unlike agency and GSE mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

For example, during the prior fiscal years ended June 30, 2013 and 2012, the Company re-evaluated its intent regarding the retention or sale of its impaired, non-agency collateralized mortgage obligations whose credit-ratings had fallen below the thresholds that generally support an investment grade assessment by the Company.  The Company considered the combined effects of the severe deterioration of the securities’ credit ratings since their acquisition as investment grade securities and the actual and anticipated cash flow losses that characterized most of the securities.  Based on these factors, the Company modified its intent regarding these impaired securities from “hold to recovery of amortized cost” to “sell” and sold such securities during the periods noted.

At September 30, 2013, the Company's remaining portfolio comprised seven non-agency CMOs held-to-maturity whose carrying values and market values totaled $96,000 and $94,000, respectively.  The securities maintained their credit-ratings, where applicable, at levels supporting the investment grade assessment by the Company.   The Company has the stated ability and intent to “hold to maturity” those securities at September 30, 2013 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of non-agency mortgage-backed securities with unrealized losses at September 30, 2013 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Debt Securities. The carrying value of the Company’s U.S. agency debt securities totaled $149.5 million at September 30, 2013 and comprised 11.0% of total investments and 4.6% of total assets as of that date.  Such securities included $144.6 million of fixed rate U.S. agency debentures and $4.9 million of securities representing securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government sponsored agency.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at September 30, 2013 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of U.S. agency securities with unrealized losses at September 30, 2013 to be “other-than-temporarily” impaired as of that date.

Obligations of State and Political Subdivisions.  The carrying value of the Company’s securities representing obligations of state and political subdivisions totaled $91.6 million at September 30, 2013 and comprised 6.7% of total investments and 2.8% of total assets as of that date.  Such securities include approximately $89.0 million of highly-rated, fixed rate bank qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts.  The portfolio also includes a nominal balance of non-rated municipal obligations totaling approximately $2.6 million comprising nine short term, bond anticipation notes (“BANs”) issued by a total of four New Jersey municipalities with whom the Company maintains or seeks to maintain deposit relationships.  At September 30, 2013, the fair value of each of the Company’s BANs equaled or exceeded their respective carrying values resulting in no reported impairment on those securities as of that date.

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

At September 30, 2013, each of the Company’s impaired municipal obligations were consistently rated by Moody’s Investors Service (“Moody’s”)  and Standard & Poor’s Financial Services (“S&P”) well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling or exceeding “A” or higher by S&P and/or “A1” or higher by Moody’s, where rated by those agencies.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at September 30, 2013 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of obligations of state and political subdivisions with unrealized losses at September 30, 2013 to be “other-than-temporarily” impaired as of that date.

Asset-backed Securities. The carrying value of the Company’s asset-backed securities totaled $24.3 million at September 30, 2013 and comprised 1.8% of total investments and less than once percent of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees.  The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  The Company’s securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” by S&P at September 30, 2013.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of September 30, 2013.  In light of the factors noted, the Company does not consider its balance of asset-backed securities with unrealized losses at September 30, 2013 to be “other-than-temporarily” impaired as of that date.

Collateralized Loan Obligations. The outstanding balance of the Company’s collateralized loan obligations totaled $79.9 million at September 30, 2013 and comprised 5.9% of total investments and 2.5% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities comprised primarily of securitized commercial loans to large, U.S. corporations.  The Company’s securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.

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

At September 30, 2013, each of the Company’s impaired collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling or exceeding “AA” or higher by S&P and/or “Aa1” or higher by Moody’s, where rated by those agencies.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of September 30, 2013.  In light of the factors noted, the Company does not consider its balance of collateralized loan obligations with unrealized losses at September 30, 2013 to be “other-than-temporarily” impaired as of that date.

Corporate Bonds. The carrying value of the Company’s corporate bonds totaled $158.8 million at September 30, 2013 and comprised 11.6% of total investments and 4.9% of total assets as of that date.  This category of securities is comprised entirely of floating-rate corporate debt obligations of large financial institutions.

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

At September 30, 2013, each of the Company’s impaired corporate bonds were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling or exceeding “A-” or higher by S&P and/or “A3” or higher by Moody’s, where rated by those agencies.

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

Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of September 30, 2013.  In light of the factors noted, the Company does not consider its balance of corporate bonds with unrealized losses at September 30, 2013 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities. The carrying value of the Company’s trust preferred securities totaled $7.4 million at September 30, 2013 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of September 30, 2013, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

At September 30, 2013, the Company owned two securities at an amortized cost of $3.0 million that were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment.  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three month LIBOR plus a margin.  Based upon the historically low level of short term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at September 30, 2013.

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

The Company’s evaluation of the unrealized loss associated with these securities considered a variety of factors to determine if any portion of the impairment was credit-related at September 30, 2013.  Factors generally considered in such evaluations included the financial strength and viability of the issuer and its parent company, the security’s historical performance through prior business and economic cycles, rating consistency or variability among rating companies, the security’s current and anticipated status regarding payment default or deferral of contractual payments to investors and the impact of these factors on the present value of the security’s expected future cash flows in relation to its amortized cost basis.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of September 30, 2013.  In light of the factors noted, the Company does not consider its investments in trust preferred securities with unrealized losses at September 30, 2013 to be “other-than-temporarily” impaired as of that date.

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

At September 30, 2013, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $12,481,000 and $10,178,000 respectively.  By comparison, at June 30, 2013, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $9,874,000 and $6,050,000 respectively.  The increase in the balances between comparative periods primarily reflects the Company’s repurchase of a prior participant’s interest in a performing loan that was originally designated as credit impaired at the time of acquisition.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $1,939,000 and $1,952,000 at September 30, 2013 and June 30, 2013, respectively.

The balance of the allowance for loan losses at September 30, 2013 and June 30, 2013 included approximately $16,000 and $17,000 of valuation allowances, respectively, for a specifically identified impairment attributable to acquired credit-impaired loans.  The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition, net of any charge offs recognized during that time.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the three months ended September 30, 2013 and September 30, 2012.

	Three Months Ended September 30, 2013 (in thousands)	Three Months Ended September 30, 2012 (in thousands)
Beginning balance	$741	$1,461
Accretion to interest income	(55)	(188)
Disposals	-	(91)
Reclassifications from nonaccretable difference	1,494	-
Ending balance	$2,180	$1,182

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

 The classification of loan impairment as “Loss” is based upon a confirmed expectation for loss.  For loans primarily secured by real estate, the expectation for loss is generally confirmed when: (a) impairment is identified on a loan individually evaluated in the manner described below and, (b) the loan is presumed to be collateral-dependent such that the source of loan repayment is expected to arise solely from sale of the collateral securing the applicable loan.  Impairment identified on non-collateral-dependent loans may or may not be eligible for a “Loss” classification depending upon the other salient facts and circumstances that affect the manner and likelihood of loan repayment. However, loan impairment that is classified as “Loss” is charged off against the ALLL concurrent with that classification.

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

The loans considered by the Company to be eligible for individual impairment review include its commercial mortgage loans, comprising multi-family and nonresidential real estate loans, construction loans, commercial business loans as well as its one-to-four family mortgage loans comprising first mortgage loans, home equity loans and home equity lines of credit.

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

By contrast, the timing of charges offs regarding the impairment associated with secured loans has historically been far more variable.  The Company’s secured loans, comprising a large majority of its loan total portfolio, consist primarily of residential and nonresidential mortgage loans and commercial/business loans secured by properties located in New Jersey where the foreclosure process currently takes 24-36 months to complete.  The charge off of impairments relating to secured loans are generally recognized upon the confirmation of an expected loss which is generally triggered by the condition of collateral dependency.  While the facts and circumstances that affect the manner and likelihood of repayment vary from loan to loan, the Company generally considers the referral of a loan to foreclosure, coupled with the absence of other viable sources of loan repayment, to be demonstrable evidence of collateral dependency.  Depending upon the nature of the collections process applicable to a particular loan, an early determination of collateral dependency could result in a nearly concurrent charge off of a newly identified impairment.  By contrast, a presumption of collateral dependency may only be determined after the completion of lengthy loan collection and/or workout efforts, including bankruptcy proceedings, which may extend several months or more after a loan’s impairment is first identified.

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

The Company’s ALLL calculation methodology incorporates its risk-rating classification system into the calculation of environmental loss factors by loan type.  The risk-rating classification system ascribes a numerical rating of “1” through “9” to each loan within the portfolio.  The ratings “5” through “9” represent the numerical equivalents of the traditional loan classifications “Watch”, “Special Mention”, “Substandard”, “Doubtful” and “Loss”, respectively, while lower ratings, “1” through “4”, represent risk-ratings within the least risky “Pass” category.  The environmental loss factor applicable to each non-impaired loan within a category, as described above, is “weighted” by a multiplier based upon the loan’s risk-rating classification.  Within any single loan category, a “higher” environmental loss factor is ascribed to those loans with comparatively higher risk-rating classifications resulting in a proportionately greater ALLL requirement attributable to such loans compared to the comparatively lower risk-rated loans within that category.

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

The following tables present the balance of the allowance for loan losses at September 30, 2013 and June 30, 2013 based upon the calculation methodology described above.  The table identifies the valuation allowances attributable to identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as those valuation allowances for impairments on loans evaluated collectively.  The underlying balance of loans receivable applicable to each category is also presented.  The balance of loans receivable reported in the tables below excludes yield adjustments and the allowance for loan losses.

Allowance for Loan Losses and Loans Receivable at September 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$832	$391	$-	$-	$91	$-	$-	$1,314
Loans collectively evaluated for impairment	2,691	5,332	72	258	299	36	11	8,699
Allowance for loan losses on originated and purchased loans	3,523	5,723	72	258	390	36	11	10,013
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	16	-	-	-	16
Other acquired loans individually evaluated for impairment	-	44	-	394	-	-	-	438
Loans collectively evaluated for impairment	24	453	31	312	79	40	-	939
Allowance for loan losses on loans acquired at fair value	24	497	31	722	79	40	-	1,393

Total allowance for
loan losses	$3,547	$6,220	$103	$980	$469	$76	$11	$11,406

Allowance for Loan Losses and Loans Receivable at September 30, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended September 30, 2013:
At June 30, 2013:
Allocated	$3,660	$5,359	$81	$1,218	$490	$76	$12	$10,896
Unallocated	-	-	-	-	-	-	-	-
Total allowance
for loan losses	3,660	5,359	81	1,218	490	76	12	10,896
Total charge offs	(230)	(34)	-	(408)	(34)	-	(1)	(707)
Total recoveries	18	28	-	2	1	-	-	49
Total allocated provisions	99	867	22	168	12	-	-	1,168
Total unallocated provisions	-	-	-	-	-	-	-	-
At September 30, 2013:
Allocated	3,547	6,220	103	980	469	76	11	11,406
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$3,547	$6,220	$103	$980	$469	$76	$11	$11,406

Allowance for Loan Losses and Loans Receivable at September 30, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the three months ended September 30, 2012:
At June 30, 2012:
Allocated	$4,572	$3,443	$277	$1,310	$447	$54	$14	$10,117
Unallocated	-	-	-	-	-	-	-	-
Total allowance
for loan losses	4,572	3,443	277	1,310	447	54	14	10,117
Total charge offs	(499)	(13)	-	(116)	(6)	-	(1)	(635)
Total recoveries	9	-	-	17	-	2	-	28
Total allocated provisions	33	162	(45)	190	(12)	11	-	339
Total unallocated provisions	-	-	-	-	-	-	-	-
At September 30, 2012:
Allocated	4,115	3,592	232	1,401	429	67	13	9,849
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$4,115	$3,592	$232	$1,401	$429	$67	$13	$9,849

Allowance for Loan Losses and Loans Receivable at September 30, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$14,514	$7,926	$-	$1,073	$799	$-	$-	$24,312
Loans collectively evaluated for impairment	494,621	664,478	5,299	26,338	66,332	10,586	4,384	1,272,038
Total originated and purchased loans	509,135	672,404	5,299	27,411	67,131	10,586	4,384	1,296,350
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	1,347	315	8,516	-	-	-	10,178
Other acquired loans individually evaluated for impairment	359	2,063	2,122	2,280	541	625	-	7,990
Loans collectively evaluated for impairment	1,276	109,655	2,556	32,255	12,151	15,085	128	173,106
Total loans acquired at fair value	1,635	113,065	4,993	43,051	12,692	15,710	128	191,274
Total loans	$510,770	$785,469	$10,292	$70,462	$79,823	$26,296	$4,512	1,487,624
Unamortized yield adjustments								(1,980)
Loans receivable								$1,485,644

Allowance for Loan Losses and Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$697	$430	$-	$-	$110	$-	$-	$1,237
Loans collectively evaluated for impairment	2,939	4,356	50	252	300	35	12	7,944
Allowance for loan losses on originated and purchased loans	3,636	4,786	50	252	410	35	12	9,181
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	17	-	-	-	17
Other acquired loans individually evaluated for impairment	-	84	-	740	-	-	-	824
Loans collectively evaluated for impairment	24	489	31	209	80	41	-	874
Allowance for loan losses on loans acquired at fair value	24	573	31	966	80	41	-	1,715

Total allowance for
loan losses	$3,660	$5,359	$81	$1,218	$490	$76	$12	$10,896

Allowance for Loan Losses and Loans Receivable at June 30, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$14,412	$7,865	$-	$1,076	$1,145	$-	$-	$24,498
Loans collectively evaluated for impairment	484,575	540,491	5,717	25,975	65,581	10,461	4,145	1,136,945
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	1,230	316	4,504	-	-	-	6,050
Other acquired loans individually evaluated for impairment	359	2,079	2,570	2,746	606	626	-	8,986
Loans collectively evaluated for impairment	1,301	115,163	3,248	36,387	13,481	15,526	133	185,239
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	1,361,718
Unamortized yield adjustments								(847)
Loans receivable								$1,360,871

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at September 30, 2013 and June 30, 2013.

Credit-Rating Classification of Loans Receivable at September 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Non-classified	$493,111	$662,377	$3,804	$25,974	$66,182	$10,463	$4,315	$1,266,226
Classified:
Special mention	1,241	795	1,495	78	150	28	42	3,829
Substandard	14,783	8,935	-	1,359	799	95	27	25,998
Doubtful	-	297	-	-	-	-	-	297
Loss	-	-	-	-	-	-	-	-
Total classified loans	16,024	10,027	1,495	1,437	949	123	69	30,124
Total originated and purchased loans	509,135	672,404	5,299	27,411	67,131	10,586	4,384	1,296,350
Loans acquired at fair value
Non-classified	1,276	104,110	-	27,104	11,974	15,058	122	159,644
Classified:
Special mention	-	4,760	1,300	4,842	117	27	4	11,050
Substandard	359	4,195	3,693	11,099	601	625	2	20,574
Doubtful	-	-	-	6	-	-	-	6
Loss	-	-	-	-	-	-	-	-
Total classified loans	359	8,955	4,993	15,947	718	652	6	31,630
Total loans acquired at fair value	1,635	113,065	4,993	43,051	12,692	15,710	128	191,274
Total loans	$510,770	$785,469	$10,292	$70,462	$79,823	$26,296	$4,512	$1,487,624

Credit-Rating Classification of Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Non-classified	$482,462	$538,544	$5,717	$25,630	$65,353	$10,339	$4,118	$1,132,163
Classified:
Special mention	1,843	983	-	50	228	28	-	3,132
Substandard	14,682	8,527	-	1,371	1,145	94	27	25,846
Doubtful	-	302	-	-	-	-	-	302
Loss	-	-	-	-	-	-	-	-
Total classified loans	16,525	9,812	-	1,421	1,373	122	27	29,280
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Non-classified	1,301	109,559	820	31,062	13,419	15,450	132	171,743
Classified:
Special mention	-	4,548	1,300	4,932	62	76	-	10,918
Substandard	359	4,365	4,014	7,554	606	626	1	17,525
Doubtful	-	-	-	89	-	-	-	89
Loss	-	-	-	-	-	-	-	-
Total classified loans	359	8,913	5,314	12,575	668	702	1	28,532
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

Contractual Payment Status of Loans Receivable at September 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Current	$496,517	$666,451	$5,299	$25,964	$66,834	$10,467	$4,012	$1,275,544
Past due:
30-59 days	883	626	-	355	289	119	48	2,320
60-89 days	1,182	179	-	74	-	-	71	1,506
90+ days	10,553	5,148	-	1,018	8	-	253	16,980
Total past due	12,618	5,953	-	1,447	297	119	372	20,806
Total originated and purchased loans	509,135	672,404	5,299	27,411	67,131	10,586	4,384	1,296,350
Loans acquired at fair value
Current	1,276	110,486	3,742	38,811	11,971	14,768	122	181,176
Past due:
30-59 days	-	449	-	589	334	317	1	1,690
60-89 days	-	256	-	332	152	-	3	743
90+ days	359	1,874	1,251	3,319	235	625	2	7,665
Total past due	359	2,579	1,251	4,240	721	942	6	10,098
Total loans acquired at fair value	1,635	113,065	4,993	43,051	12,692	15,710	128	191,274
Total loans	$510,770	$785,469	$10,292	$70,462	$79,823	$26,296	$4,512	$1,487,624

Contractual Payment Status of Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Current	$484,836	$542,504	$5,717	$26,141	$66,186	$10,346	$3,925	$1,139,655
Past due:
30-59 days	2,297	836	-	-	21	115	166	3,435
60-89 days	1,515	-	-	-	186	-	27	1,728
90+ days	10,339	5,016	-	910	333	-	27	16,625
Total past due	14,151	5,852	-	910	540	115	220	21,788
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Current	1,301	116,150	4,448	39,819	13,295	15,477	124	190,614
Past due:
30-59 days	-	258	-	45	433	-	8	744
60-89 days	-	186	-	284	62	49	-	581
90+ days	359	1,878	1,686	3,489	297	626	1	8,336
Total past due	359	2,322	1,686	3,818	792	675	9	9,661
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

The following tables present information relating to the Company’s nonperforming and impaired loans at September 30, 2013 and June 30, 2013.  Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable at September 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Performing	$497,973	$664,569	$5,299	$26,338	$67,058	$10,586	$4,131	$1,275,954
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	226	226
Nonaccrual	11,162	7,835	-	1,073	73	-	27	20,170
Total nonperforming	11,162	7,835	-	1,073	73	-	253	20,396
Total originated and purchased loans	509,135	672,404	5,299	27,411	67,131	10,586	4,384	1,296,350
Loans acquired at fair value
Performing	1,276	110,688	2,556	39,549	12,457	15,085	126	181,737
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	359	2,377	2,437	3,502	235	625	2	9,537
Total nonperforming	359	2,377	2,437	3,502	235	625	2	9,537
Total loans acquired at fair value	1,635	113,065	4,993	43,051	12,692	15,710	128	191,274
Total loans	$510,770	$785,469	$10,292	$70,462	$79,823	$26,296	$4,512	$1,487,624

Performance Status of Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Performing	$487,671	$540,585	$5,717	$25,975	$66,320	$10,461	$4,118	$1,140,847
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	11,316	7,771	-	1,076	406	-	27	20,596
Total nonperforming	11,316	7,771	-	1,076	406	-	27	20,596
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Performing	1,301	116,080	3,248	39,877	13,790	15,526	132	189,954
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	359	2,392	2,886	3,760	297	626	1	10,321
Total nonperforming	359	2,392	2,886	3,760	297	626	1	10,321
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

Impairment Status of Loans Receivable at September 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$494,621	$664,478	$5,299	$26,338	$66,332	$10,586	$4,384	$1,272,038
Impaired loans:
Impaired loans with no allowance for impairment	11,912	7,538	-	1,073	682	-	-	21,205
Impaired loans with allowance for impairment:
Unpaid principal balance	2,602	388	-	-	117	-	-	3,107
Allowance for impairment	(832)	(391)	-	-	(91)	-	-	(1,314)
Balance of impaired loans net of allowance for impairment	1,770	(3)	-	-	26	-	-	1,793
Total impaired loans, excluding allowance	14,514	7,926	-	1,073	799	-	-	24,312
Total originated and purchased loans	509,135	672,404	5,299	27,411	67,131	10,586	4,384	1,296,350
Loans acquired at fair value
Non-impaired loans	1,276	109,655	2,556	32,255	12,151	15,085	128	173,106
Impaired loans:
Impaired loans with no allowance for impairment	359	2,908	2,437	10,134	541	625	-	17,004
Impaired loans with allowance for impairment:
Unpaid principal balance	-	502	-	662	-	-	-	1,164
Allowance for impairment	-	(44)	-	(410)	-	-	-	(454)
Balance of impaired loans net of allowance for impairment	-	458	-	252	-	-	-	710
Total impaired loans, excluding allowance	359	3,410	2,437	10,796	541	625	-	18,168
Total loans acquired at fair value	1,635	113,065	4,993	43,051	12,692	15,710	128	191,274
Total loans	$510,770	$785,469	$10,292	$70,462	$79,823	$26,296	$4,512	$1,487,624

Impairment Status of Loans Receivable at September 30, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Unpaid principal balance of impaired loans:

Originated and
purchased loans	$20,785	$9,097	$-	$1,117	$822	$-	$-	$31,821

Loans acquired
at fair value	417	4,070	2,976	12,537	574	625	-	21,199
Total impaired loans	$21,202	$13,167	$2,976	$13,654	$1,396	$625	$-	$53,020

For the three
months ended
September 30, 2013
Average balance of impaired loans	$14,655	$11,305	$2,764	$8,927	$1,579	$664	$-	$39,894
Interest earned on impaired loans	$47	$46	$-	$183	$16	$-	$-	$292

For the three
months ended
September 30, 2012
Average balance of impaired loans	$16,359	$12,332	$1,840	$9,000	$1,790	$48	$-	$41,369
Interest earned on impaired loans	$40	$58	$-	$91	$13	$3	$-	$205

Impairment Status of Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$484,575	$540,491	$5,717	$25,975	$65,581	$10,461	$4,145	$1,136,945
Impaired loans:
Impaired loans with no allowance for impairment	11,758	7,470	-	1,076	1,026	-	-	21,330
Impaired loans with allowance for impairment:
Unpaid principal balance	2,654	395	-	-	119	-	-	3,168
Allowance for impairment	(697)	(430)	-	-	(110)	-	-	(1,237)
Balance of impaired loans net of allowance for impairment	1,957	(35)	-	-	9	-	-	1,931
Total impaired loans, excluding allowance	14,412	7,865	-	1,076	1,145	-	-	24,498
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Non-impaired loans	1,301	115,163	3,248	36,387	13,481	15,526	133	185,239
Impaired loans:
Impaired loans with no allowance for impairment	359	2,795	2,886	6,251	606	626	-	13,523
Impaired loans with allowance for impairment:
Unpaid principal balance	-	514	-	999	-	-	-	1,513
Allowance for impairment	-	(84)	-	(757)	-	-	-	(841)
Balance of impaired loans net of allowance for impairment	-	430	-	242	-	-	-	672
Total impaired loans, excluding allowance	359	3,309	2,886	7,250	606	626	-	15,036
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

Impairment Status of Loans Receivable at June 30, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Unpaid principal balance of impaired loans:

Originated and
purchased loans	$20,682	$8,956	$-	$1,120	$1,169	$-	$-	$31,927

Loans acquired
at fair value	417	4,077	3,419	10,168	614	626	-	19,321
Total impaired loans	$21,099	$13,033	$3,419	$11,288	$1,783	$626	$-	$51,248

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

    The following table presents information regarding the restructuring of the Company’s troubled debts during the three months ended September 30, 2013 and September 30, 2012 and any defaults during those periods of TDRs that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable at September 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(in Thousands)
Troubled debt restructuring activity for the three months ended September 30, 2013
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
Charge offs against
the allowance loan
loss for impairment
recognized at
modification	-	-	-	-	-	-	-	-
Troubled debt restructuring defaults
Originated and purchased loans
Number of loans	1	-	-	-	-	-	-	1
Outstanding
recorded investment	$54	$-	$-	$-	$-	$-	$-	$54
Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding
recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable at September 30, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(in Thousands)
Troubled debt restructuring activity for the three months ended September 30, 2012

Originated and purchased loans
Number of loans	-	-	-	-	1	-	-	1
Pre-modification
outstanding
recorded investment	$-	$-	$-	$-	$99	$-	$-	$99
Post-modification
outstanding
recorded investment	-	-	-	-	94	-	-	94
Charge offs against
the allowance for
loan loss for
impairment recognized
at modification	-	-	-	-	7	-	-	7

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification
outstanding
recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification
outstanding
recorded investment	-	-	-	-	-	-	-	-
Charge offs against
the allowance loan
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

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

11. BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	September 30, 2013		June 30, 2013
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Maturing in years ending June 30:
2014	$235,000	0.39%	$105,000	0.39%
2015	-	-	-	-
2018	-	-	-	-
2021	832	4.94	854	4.94
2023	145,000	3.04	145,000	3.04
	380,832	1.41%	250,854	1.94%
Fair value adjustments	73		77

	$380,905		$250,931

At September 30, 2013, $235.0 million in advances are due within one year and comprise $175.0 million of 90 day advances coupled with $60.0 million of overnight borrowings.  The remaining $145.8 million in advances are due after one year of which $145.0 million are callable in April 2018.

At September 30, 2013, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $445.5 million and $214.7 million, respectively.  At June 30, 2013, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $433.2 million and $222.7 million, respectively.

Borrowings at September 30, 2013 and June 30, 2013 also included overnight borrowings in the form of depositor sweep accounts totaling $36.2 million and $36.8 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-

bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has entered into interest rate derivative agreements to manage the interest rate exposure relating to certain wholesale funding positions drawn during the period.  Such sources of wholesale funding included floating-rate brokered money market deposits indexed to one-month LIBOR as well as 90 day fixed-rate FHLB advances that are forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance.  All the Company’s derivative agreements have been designated as cash flow hedges with changes in their fair value recorded as an adjustment through other comprehensive income on an after-tax basis.

The effects of derivative instruments on the Consolidated Financial Statements for September 30, 2013 and June 30, 2013 are as follows:

	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
At September 30, 2013:

Interest rate swaps:
Effective July 1, 2013	$165,000	$646	Other assets	July 1, 2018
Effective June 5, 2015	60,000	862	Other assets	June 5, 2020
Effective August 19, 2013	75,000	(1,057)	Other assets	August 20, 2018

Interest rate caps:
Effective June 5, 2013	40,000	1,248	Other assets	June 5, 2018
Effective July 1, 2013	35,000	1,119	Other assets	July 1, 2018
Total	$375,000	$2,818

At June 30, 2013:

Interest rate swaps:
Effective July 1, 2013	$165,000	$1,617	Other assets	July 1, 2018
Effective June 5, 2015	60,000	1,220	Other assets	June 5, 2020

Interest rate caps:
Effective June 5, 2013	40,000	1,485	Other assets	June 5, 2018
Effective July 1, 2013	35,000	1,323	Other assets	July 1, 2018
Total	$300,000	$5,645

	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(Dollars in Thousands)

Derivatives in cash flow hedges
For the three months ended September 30, 2013:
Interest rate swaps:
Effective July 1, 2013	$(574)	Not Applicable	$-
Effective June 5, 2015	(212)	Not Applicable	-
Effective August 19, 2013	(625)	Not Applicable	-
Interest rate caps:			-
Effective June 5, 2013	(140)	Not Applicable	-
Effective July 1, 2013	(121)	Not Applicable	-
Total	$(1,672)		$-

There were no derivatives held by the Company at and for the three months ended September 30, 2012.

The Company has in place an enforceable master netting arrangement with every counterparty. All master netting arrangements include rights to offset associated with the Company’s recognized derivative assets, derivative liabilities, and cash collateral received and pledged. Accordingly, the Company, where appropriate, offsets all derivative asset and liability positions with the cash collateral received and pledged.  At September 30, 2013 and June 30, 2013, the Company’s derivatives were in net asset positions totaling $2,818,000 and $5,645,000,respectively, which were included in the balance of other assets as of those dates.  At September 30, 2013 and June 30, 2013, the gross asset positions were $3,875,000 and $5,645,000 and gross liability positions were $1,057,000 and $0, respectively.  Financial collateral required under the enforceable master netting arrangement in the amount of $2,920,000 and $5,500,000 at September 30, 2013 and June 30, 2013, respectively, were not included as offsetting amounts.

13.  BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months
	Ended September 30,
	2013	2012
	(In Thousands)

Service cost	$50	$58
Interest cost	84	77
Amortization of unrecognized past service
liability	12	12
Amortization of unrecognized net actuarial
(gain) loss	(1)	13

Net periodic benefit expense	$145	$160

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

The assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At September 30, 2013:
Debt securities available for sale:

U.S. agency securities	$-	$4,903	$-	$4,903
Obligations of state
and political subdivisions	-	25,259	-	25,259
Asset-backed securities	-	24,257	-	24,257
Collateralized loan
obligations	-	79,931	-	79,931
Corporate bonds	-	158,750	-	158,750
Trust preferred securities	-	6,444	1,000	7,444

Total debt securities	-	299,544	1,000	300,544

Mortgage-backed securities
available for sale:

Collateralized mortgage
obligations	-	60,985	-	60,985
Residential pass-through
securities	-	601,332	-	601,332
Commercial pass-through
securities	-	89,899	-	89,899
Total mortgage-
backed securities	-	752,216	-	752,216
Total securities
available for sale	$-	$1,051,760	$1,000	$1,052,760

Derivative instruments:

Interest rate swaps	$-	$451	$-	$451

Interest rate caps	-	2,367	-	2,367

Total derivatives	$-	$2,818	$-	$2,818

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2013:

Debt securities available for sale:

U.S. agency securities	$-	$5,015	$-	$5,015
Obligations of state
and political subdivisions	-	25,307	-	25,307
Asset-backed securities	-	24,798	-	24,798
Collateralized loan obligations	-	78,486	-	78,486
Corporate bonds	-	159,192	-	159,192
Trust preferred securities	-	6,324	1,000	7,324

Total debt securities	-	299,122	1,000	300,122

Mortgage-backed securities
available for sale:

Collateralized mortgage
obligations	-	62,482	-	62,482
Residential pass-through
securities	-	628,154	-	628,154
Commercial pass-through
securities	-	90,016	-	90,016
Total mortgage-
backed securities	-	780,652	-	780,652
Total securities
available for sale	$-	$1,079,774	$1,000	$1,080,774

Derivative instruments:

Interest rate swaps	$-	$2,837	$-	$2,837

Interest rate caps	-	2,808	-	2,808

Total derivatives	$-	$5,645	$-	$5,645

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

The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs.  It is a part of a $40.0 million private placement with a coupon of 8.90% issued in

1998 and maturing in 2028.  Generally management has been unable to obtain a market quote due to a lack of trading activity for this security.  Consequently, the security’s fair value as reported at September  30, 2013 and June 30, 2013 is based upon the present value of its expected future cash flows assuming the security continues to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

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

For the three months ended September 30, 2013, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis.  For that same period, there were no transfers of assets or liabilities within the fair valuation measurement hierarchy between Level 1 and Level 2 inputs.

The assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At September 30, 2013
Impaired loans	$-	$-	$14,271	$14,271

At June 30, 2013
Impaired loans	$-	$-	$14,603	$14,603
Real estate owned	-	-	229	229

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
At September 30, 2013	(In Thousands)
Impaired loans	$14,271	Market valuation of	Direct disposal costs (3)	6% - 10%
		underlying collateral (1)

At June 30, 2013
Impaired loans	$14,603	Market valuation of	Direct disposal costs (3)	6% - 10%
		underlying collateral (1)
Real estate owned	$229	Market valuation property (2)	Direct disposal costs (3)	6% - 10%

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

At September 30, 2013, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $16.1 million and valuation allowances of $1.8 million reflecting fair values of $14.3 million.  By comparison, at June 30, 2013, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $16.7 million and valuation allowances of $2.1 million reflecting fair values of $14.6 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  For the year-to-date period ended September 30, 2013, there were no real estate properties whose carrying values were written down utilizing Level 3 inputs.  By comparison, real estate owned whose carrying value was written down utilizing Level 3 inputs during the year ended June 30, 2013 comprised one property with a fair value totaling $229,000.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at September 30, 2013 and June 30, 2013:

Cash and Cash Equivalents, Interest Receivable and Interest Payable.  The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities. See the discussion presented on Page 58 concerning assets measured at fair value on a recurring basis.

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

Interest Rate Derivatives.  See the discussion presented on Page 58 concerning assets measured at fair value on a recurring basis.

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented on Page 82.

The carrying amounts and estimated fair values of financial instruments are as follows:

	Carrying Amount and Fair Value Measurements at September 30, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In Thousands)
Financial assets:
Cash and cash equivalents	$118,186	$118,186	$118,186	$-	$-
Debt securities
available for sale	300,544	300,544	-	299,544	1,000
Debt securities
held to maturity	210,943	204,185	-	204,185	-
Loans receivable	1,474,238	1,476,889	-	-	1,476,889
Mortgage-backed
securities available for sale	752,216	752,216	-	752,216	-
Mortgage-backed
securities held to maturity	100,674	96,078	-	96,078	-
FHLB Stock	21,515	21,515	-	-	21,515
Interest receivable	8,508	8,508	8,508	-	-

Financial liabilities:
Deposits (A)	2,331,269	2,299,855	1,342,646	-	957,209
Borrowings	417,118	423,724	-	-	423,724
Interest payable on
borrowings	987	987	987	-	-

Derivative instruments:
Interest rate swaps	451	451	-	451	-
Interest rate caps	2,367	2,367	-	2,367	-

(A)	Includes accrued interest payable on deposits of $68,000 at September 30, 2013.

	Carrying Amount and Fair Value Measurements at June 30, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In Thousands)
Financial assets:
Cash and cash equivalents	$127,034	$127,034	$127,034	$-	$-
Debt securities
available for sale	300,122	300,122	-	299,122	1,000
Debt securities
held to maturity	210,015	202,328	-	202,328	-
Loans receivable	1,349,975	1,359,799	-	-	1,359,799
Mortgage-backed
securities available for sale	780,652	780,652	-	780,652	-
Mortgage-backed
securities held to maturity	101,114	96,447	-	96,447	-
FHLB Stock	15,666	15,666	-	-	15,666
Interest receivable	8,028	8,028	8,028	-	-

Financial liabilities:
Deposits (A)	2,370,508	2,376,290	1,389,044	-	987,246
Borrowings	287,695	295,914	-	-	295,914
Interest payable on borrowings	938	938	938	-	-

Derivative instruments:
Interest rate swaps	2,837	2,837	-	2,837	-
Interest rate caps	2,808	2,808	-	2,808	-

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

15.  COMPREHENSIVE INCOME

The components of accumulated other comprehensive loss included in stockholders’ equity at September 30, 2013 and June 30, 2013 are as follows:

	September 30, 2013	June 30, 2013
Net unrealized loss on securities available for sale	$(5,898)	$(7,375)
Tax effect	1,487	2,021

Net of tax amount	(4,411)	(5,354)

Fair value adjustments on derivatives	280	3,107
Tax effect	(114)	(1,269)
Net of tax amount	166	1,838

Benefit plan adjustments	(239)	(1,053)
Tax effect	97	430
Net of tax amount	(142)	(623)

Accumulated other comprehensive loss	$(4,387)	$(4,139)

Other comprehensive (loss) income and related tax effects for the three months ended September 30, 2013 and September 30, 2012 are presented in the following table:

	Three Months Ended
	September 30,
	2013	2012
Unrealized holding gain on securities available for sale	$1,477	$7,287

Fair value adjustments on derivatives	(2,827)	-

Benefit plans:
Amortization of:
Actuarial (gain) loss (1)	(1)	14
Past service cost (1)	12	13

New actuarial gain (loss)	803	(1,186)

Net change in benefit plans accrued expense	814	(1,159)
Other comprehensive (loss) income before taxes	(536)	6,128

Tax effect	288	(2,461)

Other comprehensive (loss) income	$(248)	$3,667

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 13 – Benefit Plans for additional information

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

Restructuring and Wholesale Growth Transactions

The following discussion presents an overview of certain balance sheet restructuring and wholesale growth transactions executed by the Company during the prior fiscal year ended June 30, 2013 and will serve as a point of reference for subsequent discussions included in this report.

 The Company completed a series of balance sheet restructuring and wholesale growth transactions during the latter half of fiscal 2013 that improved the financial position and operating results of the Company and the Bank.  Through the restructuring transactions, the Company reduced its concentration in agency mortgage-backed securities (“MBS”) in favor of other investment sectors within the portfolio.  As a result, the Company reduced its exposure to residential mortgage prepayment and extension risk while enhancing the overall yield of the investment portfolio and providing some additional protection to earnings against potential movements in market interest rates.  The gains recognized through the sale of MBS enabled the Company to fully offset the costs of prepaying a portion of its high-rate Federal Home Loan Bank (“FHLB”) advances during the year.  The Company also modified the terms of its remaining high-rate FHLB advances to a lower interest rate while extending the duration of that modified funding to better protect against potential increases in interest rates in the future.

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

The Company augmented the restructuring transaction noted above by also executing a limited wholesale growth strategy during the latter half of fiscal 2013.  The strategy has further enhanced the Company’s net interest income and operating results without significantly impacting the sensitivity of its Economic Value of Equity (“EVE”) to movements in interest rates - a key measure of long-term exposure to interest rate risk.

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

Comparison of Financial Condition at September 30, 2013 and June 30, 2013

General.  Total assets increased by $92.4 million to $3.24 billion at September 30, 2013 from $3.15 billion at June 30, 2013.  The increase in total assets was primarily attributable to increases in the balances of loans and FHLB stock that were partially offset by declines in the balances of cash and cash equivalents and mortgage-backed securities.  The net increase in total assets was complemented by increases in the balance of borrowings and stockholders’ equity that was partially offset by a decline in the balance of deposits.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $8.8 million to $118.2 million at September 30, 2013 from $127.0 million at June 30, 2013.  The decline in cash and cash equivalents generally reflects the Company’s efforts to reduce the balance of short term, liquid assets maintained in favor of redeploying such assets into higher yielding securities.

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

Debt Securities Available for Sale.  Debt securities classified as available for sale increased by $422,000 to $300.5 million at September 30, 2013 from $300.1 million at June 30, 2013.  The net increase primarily reflected the purchase of a collateralized loan obligation totaling $1.9 million during the three months ended September 30, 2013.  This increase was partially offset by an overall increase in the net unrealized loss within the portfolio coupled with repayments of principal attributable to amortization during the first quarter of fiscal 2014.

The net unrealized loss for this portfolio increased by $1.5 million to $6.7 million at September 30, 2013 from $5.2 million at June 30, 2013.  The increase in the net unrealized loss was primarily attributable to declines in the fair value of most sectors within the portfolio that resulted from recent increases in market interest rates.  Partially offsetting these declines was an increase in the fair value of the Company’s investment in single-issuer, trust preferred securities whose unrealized losses decreased by $117,000 to $1.4 million at September 30, 2013 from $1.6 million at June 30, 2013.

At September 30, 2013, the available for sale debt securities portfolio included U.S. agency debentures, single-issuer trust preferred securities, corporate bonds, asset-backed securities, collateralized loan obligations and municipal obligations.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities available for sale at September 30, 2013 is presented in Note 7 and Note 9 to the unaudited consolidated financial statements.

Debt Securities Held to Maturity.  Debt securities classified as held to maturity increased by $928,000 to $210.9 million at September 30, 2013 from $210.0 million at June 30, 2013.  The net increase primarily reflected purchases of municipal obligations totaling $1.2 million during the three months ended September 30, 2013 that were partially offset by the repayment of such securities during the three months ended September 30, 2013.

At September 30, 2013, the held to maturity debt securities portfolio included U.S. agency debentures as well as municipal obligations, a small portion of which represent non-rated, short term, bond anticipation notes (“BANs”) issued by New Jersey municipalities with whom the Bank maintains or seeks to maintain deposit relationships.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities held to maturity at September 30, 2013 is presented in Note 8 and Note 9 to the unaudited consolidated financial statements.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $124.3 million to $1.47 billion at September 30, 2013 from $1.35 billion at June 30, 2013.  The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the three months ended September 30, 2013.

Residential mortgage loans, including home equity loans and lines of credit, increased by $8.8 million to $616.9 million at September 30, 2013 from $608.1 million at June 30, 2013.  The components of the net increase included an increase in the balance of one-to-four family first mortgage loans of $10.2 million to $510.8 million at September 30, 2013 from $500.6 million at June 30, 2013.  Partially offsetting this increase was a net reduction in the balance of home equity loans of $990,000 to $79.8 million at September 30, 2013 from $80.8 million for those same comparative periods.  Additionally, the balance of home equity lines of credit decreased by $318,000 to $26.3 million at September 30, 2013 from $26.6 million at June 30, 2013.

Residential mortgage loan activity for the quarter ended September 30, 2013 continues to reflect the Company’s diminished strategic focus on such loans coupled with the reduced level of “new purchase” loan demand resulting from a weak economy and lower real estate values.  The modest increase in the outstanding balance of the portfolio was supported by slowing refinancing activity resulting primarily from longer-term mortgage rates increasing during the current quarter from their historical lows.  Such increases in mortgage rates were largely attributable to market expectations for a reduction or “tapering” in the Federal Reserve’s efforts to stimulate the economy by maintaining longer-term interest rates at historically low levels through quantitative easing.  Through this policy, the Federal Reserve has aggressively purchased mortgage-backed securities in the open market thereby driving the yield on such securities, and their underlying mortgage loans, to historical lows.  Slowing the rate of such purchases by the Federal Reserve is expected to result in an increase in longer-term interest rates.

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

In total, residential mortgage loan origination and purchase volume for the three months ended September 30, 2013 was $26.6 million and $10.3 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $9.7 million for that same period.

Commercial loans, in aggregate, increased by $118.4 million to $855.9 million at September 30, 2013 from $737.5 million at June 30, 2013.  The components of the aggregate increase included an increase in commercial mortgage loans totaling $118.6 million that was partially offset by a decline in commercial business loans of $226,000.  The ending balances of commercial mortgage loans and commercial business loans at September 30, 2013 were $785.5 million and $70.5 million, respectively.  Commercial loan origination volume for the three months ended September 30, 2013 totaled $98.2 million comprising $93.2 million and $5.0 million of commercial mortgage and commercial business loans originations, respectively.  Commercial loan originations were augmented with the purchase of commercial loans totaling $46.0 million during the three months ended September 30, 2013.

The outstanding balance of construction loans, net of loans-in-process, decreased by $1.6 million to $10.3 million at September 30, 2013 from $11.9 million at June 30, 2013.  Construction loan disbursements for the three months ended September 30, 2013 totaled $1.2 million.

Finally, other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased $234,000 to $4.5 million at September 30, 2013 from $4.3 million at June 30, 2013.  Other loan originations for the three months ended September 30, 2013 totaled approximately $575,000.

Additional information regarding loans receivable at September 30, 2013 is presented in Note 10 to the unaudited consolidated financial statements.

Nonperforming Loans.  At September 30, 2013, nonperforming loans decreased by $985,000 to $29.9 million or 2.01% of total loans from $30.9 million or 2.27% of total loans as of June 30, 2013.  The balance of nonperforming loans at September 30, 2013 included $29.7 million and $226,000 of “nonaccrual” loans and loans reported as “over 90 days past due and accruing”, respectively.  By comparison, the balance of nonperforming loans at June 30, 2013 was comprised entirely of “nonaccrual” loans.

The composition of nonperforming loans at September 30, 2013 continued to include a disproportionate balance of residential mortgage loans originally acquired from Countrywide Home Loans, Inc. (“Countrywide”) which continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP (“BOA”).  In total, nonperforming Countrywide loans totaled $10.1 million or 33.6% of total nonperforming loans at September 30, 2013.  As of that same date, the Company owned a total of 90 residential mortgage loans with an aggregate outstanding balance of $41.0 million that were originally acquired from Countrywide.  Of these loans, an additional four loans totaling $1.4 million are 30-89 days past due and are in various stages of collection.

Additional information about the Company’s nonperforming loans at September 30, 2013 is presented in Note 10 to the unaudited consolidated financial statements.

Allowance for Loan Losses.  During the three months ended September 30, 2013, the balance of the allowance for loan losses increased by approximately $510,000 to $11.4 million or 0.77% of total loans at September 30, 2013 from $10.9 million or 0.80% of total loans at June 30, 2013.  The increase resulted from provisions of $1.2 million during the three months ended September 30, 2013 that were partially offset by charge offs, net of recoveries, totaling approximately $658,000.

With regard to loans individually evaluated for impairment, the balance of the Company’s allowance for loan losses attributable to such loans decreased by $310,000 to $1.8 million at September 30, 2013 from $2.1 million at June 30, 2013.  The balance at September 30, 2013 reflected the allowance for impairment identified on $4.3 million of impaired loans while an additional $38.2 million of impaired loans had no allowance for impairment as of that date.  By comparison, the balance of the allowance at June 30, 2013 reflected the impairment identified on $4.7 million of impaired loans while an additional $34.8 million of impaired loans had no impairment as of that date. The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of the Company’s allowance for loan losses attributable to such loans increased by $820,000 to $9.6 million at September 30, 2013 from $8.8 million at June 30, 2013.  The increase in the balance of this portion of the allowance largely reflected the additional allowance attributable to an overall increase of $123.0 million in the non-impaired portion of the loan portfolio between comparative periods.  The increase in the allowance also reflected changes in the Company’s historical loss factors made in accordance with its allowance for loan loss calculation methodology as discussed earlier.

Specifically, the Company’s loan portfolio experienced a net annualized average charge-off rate of 18 basis points during the three months ended September 30, 2013 representing a decrease of 10 basis points from the 28 basis points of charge offs reported for fiscal 2013.  The historical loss factors used in the Company’s allowance for loan loss calculation methodology were updated to reflect the effect of these charge offs on the average annualized historical charge off rates by loan segment over the two year look-back period used by that methodology.  Together, these factors resulted in a net decrease of $64,000 in the applicable portion of the allowance to $2,375,000 at September 30, 2013 from $2,439,000 as of June 30, 2013.

The environmental loss factors utilized in the Company’s ALLL calculation methodology remained substantially unchanged at September 30, 2013 from June 30, 2013.  However, those stable loss factors applied to the growth in the non-impaired portion of the loan portfolio noted earlier resulted in a net increase of $884,000 in the applicable valuation allowances to $7,263,000 at September 30, 2013 from $6,379,000 at June 30, 2013.

The following tables present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at September 30, 2013 and June 30, 2013.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at September 30, 2013
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
Residential mortgage loans
Originated	0.07%	0.30%	0.37%
Purchased	2.65%	0.75%	3.40%
Acquired in merger	1.62%	0.24%	1.86%
Home equity loans
Originated	0.15%	0.36%	0.51%
Acquired in merger	0.37%	0.24%	0.61%
Home equity lines of credit
Originated	0.00%	0.36%	0.36%
Acquired in merger	0.00%	0.24%	0.24%
Construction loans
1-4 family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Commercial mortgage loans
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Nonresidential
Originated	0.14%	0.72%	0.86%
Acquired in merger	0.09%	0.24%	0.33%
Commercial business loans
Secured (1-4 family)
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Secured (Other)
Originated	0.08%	0.72%	0.80%
Acquired in merger	0.06%	0.24%	0.30%
Unsecured
Originated	0.00%	0.57%	0.57%
Acquired in merger	0.00%	0.18%	0.18%

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at September 30, 2013 (continued)
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
SBA 7A
Originated	0.00%	0.72%	0.72%
Acquired in merger	8.04%	0.24%	8.28%
SBA Express
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
SBA Line of Credit
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.52%	0.24%	0.76%
SBA Other
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Other consumer loans (1)	-	-	-

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

Additional information about the Company’s allowance for loan losses at September 30, 2013 is presented in Note 10 to the unaudited consolidated financial statements.

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale decreased by $28.4 million to $752.2 million at September 30, 2013 from $780.7 million at June 30, 2013.  The net decrease primarily reflected cash repayment of principal, net of discount accretion and premium amortization that was partially offset by an increase in the fair value of the portfolio resulting in a swing from an unrealized loss to an unrealized gain between comparative periods.

At September 30, 2013, the available for sale mortgage-backed securities portfolio included agency pass-through securities and agency collateralized mortgage obligations.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities available for sale at September 30, 2013 is presented in Note 7 and Note 9 to the unaudited consolidated financial statements.

Mortgage-backed Securities Held to Maturity.  Mortgage-backed securities held to maturity, decreased by $440,000 to $100.7 million at September 30, 2013 from $101.1 million at June 30, 2013.

The decrease was largely attributable to cash repayment of principal, net of discount accretion and premium amortization.

At September 30, 2013, the held to maturity mortgage-backed securities portfolio included agency pass-through securities as well as agency and non-agency collateralized mortgage obligations with the latter comprising seven securities totaling $96,000.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities held to maturity at September 30, 2013 is presented in Note 8 and Note 9 to the unaudited consolidated financial statements.

Other Assets.  The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, bank owned life insurance, deferred income taxes and other miscellaneous assets, increased by $4.5 million to $281.0 million at September 30, 2013 from $276.4 million at June 30, 2013.  The increase in other assets largely reflected a $5.8 million increase in the investment in FHLB stock resulting from an increase in the Bank’s mandatory investment attributable to the increase in the balance of borrowings with the FHLB.  Partially offsetting the increase in FHLB stock was a $2.8 million decline in the fair value of interest rate derivatives included in other miscellaneous assets to $2.8 million at September 30, 2013 from $5.6 million at June 30, 2013.

The balance of real estate owned (“REO”), included in other assets, decreased by $120,000 to $1.9 million at September 30, 2013 from $2.1 million at June 30, 2013 while the number of properties held in REO increased to nine from eight for those same comparative periods, respectively.  The net change in the carrying value and number of REO properties reflected the acquisition and sale of several properties during the period.  One property with an aggregate carrying value totaling $243,000 was under contract for sale at September 30, 2013 with such value generally reflecting the net sale proceeds that the Bank expects to receive based upon the terms of that contract.

The remaining increases and decreases in other assets generally comprised normal growth or operating fluctuations in their respective balances.

Deposits.  The balance of total deposits decreased by $39.2 million to $2.33 billion at September 30, 2013 from $2.37 billion at June 30, 2013.  The net decrease in deposit balances reflected a decline of $41.7 million in interest-bearing deposits that was partially offset by an increase of $2.5 million in non-interest-bearing checking accounts.

The decrease in interest-bearing deposit accounts was reflected across all applicable categories of deposits and included declines in interest-bearing checking accounts, savings accounts and certificates of deposit of $8.8 million, $2.5 million and $30.4 million, respectively.  The decrease in interest-bearing checking accounts partly reflected operating fluctuations in the Company’s brokered money market deposits acquired in conjunction with the wholesale funding transactions completed during the latter half of fiscal 2013.  The decline in the balance of certificates of deposit continued to reflect the Company’s active management of deposit pricing during the three months ended September 30, 2013 to support net interest rate spread and margin which continued to allow for some degree of controlled outflow of time deposits.

Borrowings.  The balance of borrowings increased by $129.4 million to $417.1 million at September 30, 2013 from $287.7 million at June 30, 2013.  The reported increase primarily reflected an additional $130.0 million of FHLB advances drawn primarily to fund loan growth during the period.  An interest rate derivative was utilized to effectively swap the rolling 90-day maturity/repricing characteristics of $75.0 million of the new borrowings into fixed rate for five years at an effective cost of 1.90%.  The remaining $55.0 million of new FHLB advances represented daily floating rate borrowings at September 30, 2013, but were effectively converted to fixed rate using an interest rate derivative during the subsequent quarter.

The change in borrowing balances also reflected a $551,000 decline in the balance of customer sweep accounts to $36.2 million at September 30, 2013 from $36.8 million at June 30, 2013.  Sweep accounts are short-term borrowings representing funds that are withdrawn from a customer’s non-interest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Company.

Other Liabilities.  The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased by $674,000 to $20.1 million at September 30, 2013 from $19.5 million at June 30, 2013 reflecting normal operating fluctuations in such balances.

Stockholders’ Equity.  Stockholders’ equity increased $1.6 million to $469.3 million at September 30, 2013 from $467.7 million at June 30, 2013.  The increase was largely attributable to $2.6 million in net income for the quarter coupled with a reduction of unearned ESOP shares for plan shares earned during the period.  These increases were partially offset by a $248,000 decline in accumulated other comprehensive income due primarily to a net decline in the fair value of the Company’s available for sale securities and derivatives portfolios coupled with a $1.2 million increase in Treasury stock resulting from the Company’s repurchase of 120,000 shares of its common stock during the period at an average price of $10.09 per share.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and September 30, 2012

General.  The Company reported net income of $2,586,000 or $0.04 per diluted share for the three months ended September 30, 2013; an increase of $926,000 compared to net income of $1,660,000 or $0.03 per diluted share for the three months ended September 30, 2012.  The increase in net income between comparative quarters reflected increases in net interest income and non-interest income that were partially offset by increases in non-interest expense and the provision for loan losses.  In total, these factors resulted in an overall increase in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the three months ended September 30, 2013 was $18.2 million, an increase of $1.3 million from $16.9 million for the three months ended September 30, 2012.  The increase in net interest income between the comparative periods resulted from an increase in interest income coupled with a decline in interest expense.  In general, the increase in interest income was attributable to an increase in the average balance of interest-earning assets that was partially offset by a decrease in their average yield.  The decrease in interest expense primarily reflected a decline in the cost of interest-bearing liabilities that was partially offset by an increase in their average balance.

As a result of these factors, the Company’s net interest rate spread decreased two basis points to 2.35% for the three months ended September 30, 2013 from 2.37% for the three months ended September 30, 2012.  The decrease in the net interest rate spread reflected a decline in the yield on earning assets of 33 basis points to 3.17% from 3.50% that was partially offset by a 31 basis point decrease in the cost of interest-bearing liabilities to 0.82% from 1.13% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the decrease in net interest rate spread were also reflected in the Company’s net interest margin.  However, those effects were exacerbated by other factors resulting in a six basis point decline in the Company’s net interest margin to 2.48% for the three months ended September 30, 2013 from 2.55% for the three months ended September 30, 2012.  The additional factors resulting in the comparatively larger decline in net interest margin include the foregone interest income associated with the use of earning assets to fund the Company’s share repurchase programs.  For the three months ended September 30, 2013, the average balance of treasury stock increased by $4.6 million to $72.5 million from $67.9 million for the three months ended September 30, 2012.

Interest Income.  Total interest income increased by $94,000 to $23.3 million for the three months ended September 30, 2013 from $23.2 million for the three months ended September 30, 2012.  As noted above, the increase in interest income reflected a $282.1 million increase in the average balance of interest-earning assets to $2.94 billion for the quarter ended September 30, 2013 from $2.65 billion for the quarter ended September 30, 2012.  The effect on interest income from the increase in average balance was partially offset by a 33 basis point decline in the average yield on interest earning assets to 3.17% from 3.50% those same comparative periods.

Interest income from loans increased $40,000 to $15.82 million for the three months ended September 30, 2013 from $15.77 million for the three months ended September 30, 2012.  The increase in interest income on loans was attributable to an increase in their average balance that was partially offset by a decrease in their average yield.

The average balance of loans increased by $141.4 million to $1.43 billion for the three months ended September 30, 2013 from $1.29 billion for the three months ended September 30, 2012.  The reported increase in the average balance of loans reflected an aggregate increase of $216.7 million in the average balance of commercial loans to $800.7 million for the three months ended September 30, 2013 from $584.0 million for the three months ended September 30, 2012.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

 The increase in the average balance of commercial loans was partially offset by a decline in the average balance of residential mortgage loans which decreased by $68.0 million to $611.8 million for the three months ended September 30, 2013 from $679.8 million for the three months ended September 30, 2012.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit.

The net increase in the average balance of loans also reflected an $8.2 million decline in the average balance of construction loans whose aggregate average balances decreased to $11.3 million for the three months ended September 30, 2013 from $19.5 million for the three months ended September 30, 2012.  For those same comparative periods, the average balance of consumer loans also increased by $63,000 to $4.4 million from $4.3 million.

The effect on interest income attributable to the increase in the average balance of loans was partially offset by a decrease in their average yield.  The average yield on loans decreased by 48 basis points to 4.43% for the three months ended September 30, 2013 from 4.91% for the three months ended September 30, 2012.  The reduction in the overall yield on the Company’s loan portfolio primarily reflects the effect of loan origination volume at comparatively lower market interest rates than the aggregate portfolio coupled with the effects of the downward re-pricing of adjustable rate loans.

Interest income from mortgage-backed securities decreased $1.4 million to $5.6 million for the three months ended September 30, 2013 from $7.0 million for the three months ended September 30, 2012.   The decrease in interest income reflected a decline in the average balance of mortgage-backed securities that was partially offset by an increase in their average yield.  The average balance of mortgage-backed securities decreased $327.5 million to $873.9 million for the three months ended September 30, 2013 from $1.20 billion for the three months ended September 30, 2012.  For those same comparative periods, the average yield on mortgage-backed securities increased 21 basis points to 2.54% for the three months ended September 30, 2013 from 2.33% for the three months ended September 30, 2012.

The decrease in the average balance of mortgage-backed securities primarily reflected the net effects of the restructuring and wholesale growth transactions completed during the latter half of fiscal 2013.  The decrease in average balance also reflected other security sales and principal repayments outpacing the level of other security purchases during the period.

The increase in the overall yield of the mortgage-backed securities portfolio was primarily attributable to a decrease in purchased premium amortization during the current quarter arising from a reduction in loan prepayments reflecting the overall increase in longer-term market interest rates during the quarter that reduced the incentive for borrowers to refinance.

Interest income from non-mortgage-backed securities increased $1.5 million to $1.7 million for the three months ended September 30, 2013 from $232,000 for the three months ended September 30, 2012.  The increase in interest income reflected an increase in the average balance of non-mortgage-backed securities that was partially offset by a decrease in their average yield.  The average balance of these securities increased $469.6 million to $516.6 million for the three months ended September 30, 2013 from $47.0 million for the three months ended September 30, 2012.  For those same comparative periods, the average yield on non-mortgage-backed securities decreased by 63 basis points to 1.34% from 1.97%.

The increase in the average balance of non-mortgage-backed securities primarily reflected the net effects of the restructuring and wholesale growth transactions completed during the latter half of fiscal 2013.  The increase in average balance also reflected other security purchases outpacing the level of other sales and principal repayments during the period.

The decrease in the average balance of non-mortgage backed securities included a $378.8 million increase in the average balance of taxable securities to $423.6 million during the three months ended September 30, 2013 from $44.8 million during the three months ended September 30, 2012.  For those same comparative periods, the average balance of tax-exempt securities increased by $90.9 million to $93.1 million from $2.2 million.

The decrease in the average yield on non-mortgage backed securities reflected a decline of 81 basis points in the yield of taxable securities to 1.21% during the three months ended September 30, 2013 from 2.02% during the three months ended September 30, 2012 which was partially offset by an 86 basis point increase in the average yield on tax-exempt securities to 1.95% from 1.09% between those same comparative periods.  The changes in the average yields of the taxable and tax-exempt sectors of the non-mortgage-backed securities portfolios primarily reflected the restructuring and wholesale growth transactions completed during the latter half of fiscal 2013.

Interest income from other interest-earning assets increased by $3,000 to $198,000 for the three months ended September 30, 2013 from $195,000 for the three months ended September 30, 2012.  The increase in interest income was primarily attributable to a one basis point increase in average yield to 0.67% for the three months ended September 30, 2013 from 0.66% for the three months ended September 30, 2012.

For those same comparative periods, the average balance of other interest-earning assets decreased by $1.4 million to $117.6 million from $119.0 million.

The nominal changes in the average balance and average yield on other interest-earning assets between comparative periods largely reflects consistent levels of short-term liquid assets maintained by the Company coupled with stable short-term market interest rates between comparative periods.

Interest Expense.  Total interest expense decreased $1.2 million to $5.1 million for the three months ended September 30, 2013 from $6.3 million for the three months ended September 30, 2012.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 31 basis points to 0.82% for the three months ended September 30, 2013 from 1.13% for the three months ended September 30, 2012.  The decrease in the average cost was partially offset by a $260.0 million increase in the average balance of interest-bearing liabilities to $2.50 billion from $2.24 billion for the same comparative periods.

Interest expense attributed to deposits decreased $645,000 to $3.6 million for the three months ended September 30, 2013 from $4.3 million for the three months ended September 30, 2012.  The decrease in interest expense was attributable to a decline in the average cost of deposits that was partially offset by an increase in their average balance.

  The cost of interest-bearing deposits declined by 19 basis points to 0.67% for the three months ended September 30, 2013 from 0.86% for the three months ended September 30, 2012.  The reported decline in the average cost was reflected in the decreases in the average costs of certificates of deposit and savings accounts that were partially offset by an increase in the cost of interest-bearing checking accounts.  For those comparative periods, the average cost of certificates of deposit declined 23 basis points to 1.03% from 1.26% while the average cost of savings accounts decreased 10 basis points to 0.16% from 0.26%.

In contrast, the average cost of interest-bearing checking accounts increased by seven basis points to 0.53% for the three months ended September 30, 2013 from 0.46% for the three months ended September 30, 2012.  The increase in cost primarily reflected the effect of money-market deposits maintained as a wholesale funding source through Promontory Interfinancial Network’s Insured Network Deposits (“IND”) program in conjunction with the wholesale growth transactions completed during the latter half of fiscal 2013.  The comparatively higher cost of such “non-retail” funding in relation to the Company’s “retail” money market accounts primarily reflects the use of derivatives instruments to hedge the interest rate risk of that floating rate funding source for a period of five years.

The overall decrease in the average cost of interest-bearing deposits was partially offset by a $162.5 million increase in their average balance to $2.16 billion for the three months ended September 30, 2013 from $2.00 billion for the three months ended September 30, 2012.  The reported increase in the average balance was primarily attributable to a $255.6 million increase in the average balance of interest-bearing checking accounts to $727.8 million for the three months ended September 30, 2013 from $472.2 million for the three months ended September 30, 2012.  The reported increase in the average balance of interest-bearing checking accounts was largely attributable to the “non-retail” money market funding that was acquired in conjunction with the wholesale growth transactions noted above.  The average balance of this funding source totaled $227.4 million for the three months ended September 30, 2013 with no such balances being reported during the earlier comparative period.

The increase in interest-bearing deposits also reflected a $36.9 million increase in the average balance of savings accounts to $468.5 million for the three months ended September 30, 2013 from $431.6 million for the three months ended September 30, 2013.

The reported increases in average balance of interest-bearing checking and savings accounts were partially offset by a decline in the average balance of certificates of deposit.  For those same comparative periods, the average balance of certificates of deposit decreased $130.0 million to $962.5 million from $1.09 billion.  The reported decline in certificates of deposit was largely attributable to the Company’s active management of deposit pricing to support net interest rate spread and margin which continued to allow for some degree of controlled outflow of time deposits during the quarter ended September 30, 2013.

Interest expense attributed to borrowings decreased by $582,000 to $1.5 million for the three months ended September 30, 2013 from $2.1 million for the three months ended September 30, 2012.  The decrease in interest expense on borrowings reflected a decrease in their average cost that was partially offset by an increase in their average balance.  The average cost of borrowings decreased by 161 basis points to 1.71% for the three months ended September 30, 2013 from 3.32% for the three months ended September 30, 2012.  For those same comparative periods, the average balance of borrowings increased $97.5 million to $344.7 million from $247.2 million.

The decrease in the average cost of borrowings and the increase in their average balance largely reflected the effects of restructuring and wholesale growth transactions completed during the latter half of fiscal 2013.  In total, the average cost of FHLB advances decreased by 194 basis points to 1.85% for the three months ended September 30, 2013 from 3.79% for the three months ended September 30, 2012.  For those same comparative periods, the average balance of FHLB advances increased by $98.1 million to $309.3 million from $211.2 million.

The noted increase in the average balance FHLB advances was partially offset by a $642,000 decrease in the average balance of other borrowings to $35.4 million for the three months ended September 30, 2013 from $36.0 million for the three months ended September 30, 2012.  For those same comparative periods, the average cost of other borrowings declined by 10 basis points to 0.50% from 0.60%.  Other borrowings primarily include depositor overnight sweep accounts.

Provision for Loan Losses.  The provision for loan losses increased by $829,000 to $1.2 million for the three months ended September 30, 2013 from $339,000 for the three months ended September 30, 2012.  The increase in the provision in the current period largely reflected comparatively greater growth in the balance of the non-impaired portion of the loan portfolio which is evaluated collectively for impairment using historical and environmental loss factors.  Such factors are updated quarterly in accordance with the Bank’s allowance for loan loss calculation methodology.  Provisions for impairment losses identified on specific impaired loans were generally consistent between comparative quarters.  Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended September 30, 2013 is presented in Note 10 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at September 30, 2013 and June 30, 2013 presented earlier.

Non-Interest Income. Non-interest income, excluding gains and losses on the sale and write down of real estate owned (“REO”), increased by $366,000 to $1,860,000 for the quarter ended September 30, 2013 from $1,494,000 for the quarter ended September 30, 2012.  The increase in non-interest income was partly attributable to an increase in income from bank owned life insurance that was due primarily to an increase in the average balance of bank owned life insurance between comparative periods.  Additionally, the Company recognized gains in the current quarter resulting from sale of SBA loan originations for which no such gains were recognized during the earlier comparative quarter.  The increase in non-interest income also reflected increases in electronic banking and other fees and service charges due to an increase in applicable transaction activity.

Partially offsetting these increases in non-interest income was a decline in miscellaneous income arising from the absence in the current period of a gain on the sale of a parcel of vacant land adjacent to one of the Bank’s branches that was recognized during the earlier comparative period.

The increase in non-interest income also reflected the recognition of $1,000 in REO sale gains during the quarter ended September 30, 2013 compared to losses of $294,000 for the quarter ended September 30, 2012.  The losses recorded during the earlier period were primarily attributable to reducing the carrying value of various REO properties to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.  No such losses were recognized during the three months ended September 30, 2013 while the nominal gain during the period resulted from sale proceeds nominally exceeding the carrying value of REO sold during the quarter.

Non-Interest Expenses.  Non-interest expense remained stable at $15.3 million for the three month periods ended September 30, 2013 and September 30, 2012 with a nominal increase of $9,000 reported between comparative periods.  The net increase in non-interest expense primarily reflected increases in salary and employee benefits and occupancy expenses that were partially offset by declines in equipment and systems, advertising and marketing and federal deposit insurance expenses.  Less noteworthy increases and decreases in other categories of non-interest expense reflected normal operating fluctuations within those categories.

The increase in salaries and employee benefits primarily resulted from annual wage and salary increases as well as increases in health care benefit costs that went into effect in January 2013.  The increase in salaries and employee benefits also included an increase in Employee Stock Ownership Plan (“ESOP”) expense reflecting the comparatively higher average market price for the Company’s common shares between comparative periods.

The reported increase in occupancy expenses were primarily attributable to an increase in facility repairs and maintenance expenses coupled with a lesser increase in utility expenses.

The decline in advertising and marketing expense was largely attributable to normal operating fluctuations in print and electronic media advertising expenses and associated agency development and support services.

Finally, the decline in deposit insurance expense reflected comparative reductions in the Bank’s FDIC insurance assessment rate that were partially offset by an increase in the basis of that calculation resulting from recent growth in the balance sheet.

Provision for Income Taxes.  The provision for income taxes increased $218,000 to $1,021,000 for the three months ended September 30, 2013 from $803,000 for the three months ended September 30, 2012.  The variance in income tax expense between comparative quarters was largely attributable to underlying differences in the level of the taxable portion of pre-tax income between comparative periods.  The Company’s effective tax rate during the three months ended September 30, 2012 was 28.3% which, in relation to statutory income tax rates, reflected the effects of tax-favored income sources included in pre-tax income.  By comparison, the Company’s effective tax rate for the three months ended September 30, 2012 was 32.6%.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation.  Management generally maintains cash and cash equivalents for this purpose.  Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at September 30, 2013, which included $752.2 million of mortgage-backed securities and $300.5 million of debt securities that can readily be sold if necessary.

As noted earlier, the balance of the Company’s cash and cash equivalents decreased by $8.8 million to $118.2 million at September 30, 2013 from $127.0 million at June 30, 2013.  The decline in cash and cash equivalents generally reflects the Company’s efforts to reduce the balance of short term, liquid assets maintained in favor of redeploying such assets into higher yielding securities.

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

At September 30, 2013, the Company had outstanding commitments to originate and purchase loans totaling approximately $88.7 million compared to $60.1 million at June 30, 2013.  Construction loans in process and unused lines of credit were $12.7 million and $71.5 million, respectively, at September 30, 2013 compared to $11.6 million and $69.4 million, respectively, at June 30, 2013.  The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $1.4 million and $1.8 million at September 30, 2013 and June 30, 2013, respectively.

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

As noted earlier, for the three months ended September 30, 2013, the balance of total deposits decreased by $39.2 million to $2.33 billion reflecting the Company’s active management of deposit pricing during the period to support net interest spread and margin.  The balance of certificates of deposit with maturities of greater than 12 months also decreased to $318.1 million at September 30, 2013 compared to $334.9 million at June 30, 2013 with such balances representing 33.4% and 34.1% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances.  As of September 30, 2013, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $380.8 million.  Of these advances, $145.0 million represent long-term, fixed rate advances maturing in 2023 that have terms enabling the FHLB to call the borrowing at their option prior to maturity.  Short-term FHLB advances at September 30, 2013 included $175.0 million of 90-day, fixed rate borrowings and $60.0 million overnight advances.  The remaining $832,000 of advances represents one fixed rate, amortizing advance maturing in 2021.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances.  Such borrowings are an option available to management if funding needs change or to lengthen liabilities.  Most of the Bank’s mortgage-backed and debt securities are held in safekeeping at the FHLB of New York with a majority being available as collateral if necessary. In addition to the FHLB advances, the Bank has other borrowings totaling $36.2 million representing overnight “sweep account” balances linked to customer demand deposits.

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers.  At September 30, 2013, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards.  As of September 30, 2013, the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at September 30, 2013 and June 30, 2013, as compared to the minimum regulatory capital requirements:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2013:
Total capital (to risk-weighted assets)	$351,961	20.86%	$134,971	8.00%	$168,713	10.00%
Tier 1 capital (to risk-weighted assets)	340,555	20.19%	67,485	4.00%	101,228	6.00%
Core (Tier 1) capital (to adjusted total assets)	340,555	10.93%	124,619	4.00%	155,774	5.00%
Tangible capital (to adjusted total assets)	340,555	10.93%	46,732	1.50%	-	-

As of June 30, 2013:
Total capital (to risk-weighted assets)	$353,386	21.77%	$129,850	8.00%	$162,313	10.00%
Tier 1 capital (to risk-weighted assets)	342,490	21.10%	64,925	4.00%	97,388	6.00%
Core (Tier 1) capital (to adjusted total assets)	342,490	11.32%	121,054	4.00%	151,317	5.00%
Tangible capital (to adjusted total assets)	342,490	11.32%	45,395	1.50%	-	-
Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by the Company, please refer to Note 5 to the unaudited consolidated financial statements.

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

With respect to the maturity and re-pricing of its interest-bearing liabilities, at September 30, 2013, $633.0 million or 66.6% of our certificates of deposit mature within one year with an additional $168.0 million or 17.7% maturing after one year but within two years.  Based on current market interest rates, the majority of these certificates are projected to re-price to a level at or below their current rates to the extent they remain with the Company at maturity and are renewed at the same original term to maturity.  Of the $380.8 million of FHLB advances at September 30, 2013, $320.8 million represent term advances with fixed rates of interest while $60.0 million represents overnight borrowings drawn for daily liquidity management purposes.

Of the term advances, $145.0 million mature during fiscal 2023, but are initially callable at par during fiscal 2018 and quarterly thereafter until maturity.  An additional $175.0 million of FHLB term advances represent short term, 90-day advances that the Company expects to roll over upon maturity for at least the next five years.  The Company utilized interest rate derivatives in the form of an interest rate swap and cap to limit its exposure to increasing interest rates related to the short-term portion of its FHLB advances.  The remaining $832,000 of FHLB borrowings represents one amortizing advance maturing in 2021.

The $60.0 million of overnight borrowings from the FHLB were converted to a 90-day term advance during the subsequent quarter.  As above, the Company expects to roll that advance over upon maturity for at least the following five years and utilized a derivative in the form of an interest rate swap to limit its exposure to increasing interest rates related to that short-term FHLB advance.

With respect to the maturity and re-pricing of the Company’s interest-earning assets, at September 30, 2013, $36.9 million, or 2.5% of our total loans will reach their contractual maturity dates within one year with the remaining $1.45 billion, or 97.5% of total loans having remaining terms to contractual maturity in excess of one year.  Of loans maturing after one year, $961.0 million or 64.6% had fixed rates of interest while the remaining $489.8 million or 32.9% had adjustable rates of interest.

Regarding investment securities, at September 30, 2013, $3.3 million or 0.2% of our securities will reach their contractual maturity dates within one year with the remaining $1.36 billion, or 99.8% of total securities, having remaining terms to contractual maturity in excess of one year.  Of the latter category, $1.06 billion comprising 77.9% of our total securities had fixed rates of interest while the remaining $298.4 million comprising 21.9% of our total securities had adjustable or floating rates of interest.

At September 30, 2013, mortgage-related assets, including mortgage loans and mortgage-backed securities, total $2.2 billion and comprise 75.4% of total earning assets.  In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets.  In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them.  In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans.  By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates.  These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

The Company generally retained its liability sensitivity during the three months ended September 30, 2013 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, increased during the period.  Specifically, the Company’s cumulative one-year gap percentage changed to –12.16% at September 30, 2013 from -1.87% at June 30, 2013 while the Company’s cumulative three-year gap percentage changed to –8.83% from +0.11% over those same comparative periods.

The change in the Company’s one-year and three-year gaps between comparative periods largely reflects modeling assumption changes regarding the Company’s brokered money market deposits.  This change resulted in a reallocation of brokered money market balances into the one-month re-pricing bucket for gap reporting purposes at September 30, 2013.  At June 30, 2013, core deposit decay assumptions had been utilized to allocate such balances across the various re-pricing intervals across the maturity gap horizon.  This change increased the balance of liabilities re-pricing within the cumulative one and three year periods thereby widening the negative gap reported for those periods.

Other factors contributing to the widening of the negative gaps for the cumulative one and three year intervals include a reduced balance of loan-related cash flows re-pricing within those periods due to slowing of mortgage loan prepayment assumptions coupled with the additional utilization of short-term FHLB advances which increased the balance of interest-bearing liabilities re-pricing within those periods.  The Company’s one and three year gap measures do not currently reflect the effect of the Company’s interest rate derivatives and the effective extension of liability duration arising from their use as cash flow hedges.

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

The upward trend in shorter term interest rates was reversed in September 2007 as the Federal Reserve began to lower the target rate for federal funds in reaction to the threat of a looming recession triggered by growing volatility and instability in the housing and credit markets.  The effects of those isolated crises rapidly grew to threaten the viability of the domestic and international financial markets as a whole.  In reaction to that larger threat, the Federal Reserve reduced the target federal funds rate by a total of over 500 basis points from 5.25% at June 2007 to a range between 0.00% and 0.25% which have remained in effect through September 30, 2013.

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

The yield curve generally remained flat throughout the first three quarters of fiscal 2013 but began to steepen during the fourth fiscal quarter ended June 30, 2013 reflecting the market’s anticipation of potential changes to Federal Reserve’s quantitative easing strategies.  Specifically, the yield on the one year U.S. Treasury bill declined an additional six basis points during the current fiscal year to 0.15% as of June 30, 2013.  However, the market yield on the 10-year U.S. Treasury note increased by 85 basis points to 2.52% for those same periods.  The flattened yield curve that was prevalent throughout most of fiscal 2013 continued to have an adverse impact in the Company’s net interest spread which decreased to 2.34% for the year ended June 30, 2013 compared to 2.46% for the year ended June 30, 2012.

The yield curve steepened further during the current quarter ended September 30, 2013 which continued to reflect the market’s anticipation of potential changes to Federal Reserve’s quantitative easing strategies.  Specifically, the yield on the one year U.S. Treasury bill declined an additional five basis points during the period to 0.10% as of September 30, 2013.  However, the market yield on the 10-year U.S. Treasury note increased by 12 basis points to 2.64% for that same period.  The Company’s net interest spread increased by one basis point to 2.35% for the three months ended September 30, 2013 compared to 2.34% for the prior fiscal year ended June 30, 2013.

As noted earlier, the Company has executed various strategies to mitigate the adverse effects of the flattening yield curve on its net interest spread and margin.  Such strategies include deploying excess liquidity in higher yielding interest-earning assets, such as commercial loans and investment securities, while continuing to lower its cost of interest-bearing liabilities by reducing deposit offering rates.  However, the risk of additional net interest rate spread and margin compression is significant as the yield on Company’s interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates in recent years compared to the lesser concurrent reductions in shorter term market interest rates that affect its cost of interest-bearing liabilities.  In particular, the Company’s ability to further reduce the cost of its interest-bearing deposits is increasingly limited based on most deposit offering rates already falling well below 1.00% at September 30, 2013.  Moreover, the Company’s liability sensitivity may adversely affect net income in the future when market interest rates ultimately increase from their historical lows and its cost of interest-bearing liabilities may rise faster than its yield on interest-earning assets.

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

As illustrated in the tables below, the Company’s EVE would be negatively impacted by an increase in interest rates.  This result is expected given the Company’s liability sensitivity noted earlier.  Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of its interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Company’s assets compared to the beneficial impact arising from the reduced present value of its liabilities.  Hence, the Company’s EVE and EVE ratio decline in the increasing interest rate scenarios.  Historically low interest rates at September 30, 2013 and June 30, 2013 precluded the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the Company’s internal EVE analysis as of September 30, 2013 and June 30, 2013, respectively.

	At September 30, 2013
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	220,035	-189,373	-46%	7.68%	-530 bps
+200 bps	298,485	-110,923	-27%	10.05%	-293 bps
+100 bps	366,702	-42,706	-10%	11.96%	-102 bps
0 bps	409,408	-	-	12.98%	-

	At June 30, 2013
			Net Portfolio Value
	Net Portfolio Value		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	225,946	-192,783	-46%	8.13%	-550 bps
+200 bps	309,100	-109,629	-26%	10.71%	-292 bps
+100 bps	378,311	-40,418	-10%	12.67%	-96 bps
0 bps	418,729	-	-	13.63%	-

(1)  The -100 bps, -200 bps and -300 bps scenarios are not shown due to the low prevailing interest rate environment.

A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points.  Based upon the tables above, the Company’s sensitivity measure increased nominally to -293 basis points at September 30, 2013  from -292 basis points at June 30, 2013 which indicates stability in the Bank’s sensitivity to movements in interest rates from period to period.

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

At September 30, 2013
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$72,986	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	70,473	-2,513	-3.44
Immediate and permanent	Parallel	Static	+200 bps	One Year	68,264	-4,722	-6.47
Immediate and permanent	Parallel	Static	+300 bps	One Year	65,619	-7,367	-10.09

At June 30, 2013
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$72,762	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	70,604	-2,158	-2.97
Immediate and permanent	Parallel	Static	+200 bps	One Year	68,736	-4,026	-5.53
Immediate and permanent	Parallel	Static	+300 bps	One Year	66,337	-6,425	-8.83

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

At September 30, 2013, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Items 1A. of the Company’s Form 10-K for the year ended June 30, 2013 previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company's common stock during the quarter ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2013	20,700	$10.40	20,700	310,980
August 1-31, 2013	45,100	$10.42	45,100	265,880
September 1-30, 2013	54,200	$9.69	54,200	211,680
Total	120,000	$10.09	120,000	211,680
1

(1) On March 23, 2012, the Company announced the authorization of a seventh repurchase program for up to 802,780 shares or 5% of shares outstanding.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

 __________________________________

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

	3.1	Charter of Kearny Financial Corp. (1)
	3.2	By-laws of Kearny Financial Corp. (2)
	4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
	10.1	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (2)
	10.2	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
	10.3	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)
	10.4	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
	10.5	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
	10.6	Directors Consultation and Retirement Plan (1)
	10.7	Benefit Equalization Plan (1)
	10.8	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
	10.9	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (3)
	10.10	Kearny Federal Savings Bank Director Life Insurance Agreement (4)
	10.11	Kearny Federal Savings Bank Executive Life Insurance Agreement (4)
	10.12	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer (5)
	11.0	Statement regarding computation of earnings per share (Filed herewith).
	16.0	Letter Regarding Change in Certifying Accountant (6)
	31.0	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.LAB	XBRL Labels Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
(2)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2008 (File No. 000-51093).

(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204).
(4)	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005 (File No. 000-51093).
(5)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on June 30, 2011 (File No. 000-51093).
(6)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on July 5, 2013 (File No. 000-51093).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date:	November 12, 2013	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	November 12, 2013	By:	/s/ Eric B. Heyer
Eric B. Heyer
Senior Vice President and
Chief Financial Officer
(Principal financial and accounting officer)