Form 10-Q
period 2013-12-31
Kearny Financial Corp.
filed 2014-02-10
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004-3510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	973-244-4500

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 7, 2014.

$0.10 par value common stock - 66,131,460 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at December 31, 2013 and June 30, 2013 (Unaudited)	1

Consolidated Statements of Income for the Three and Six Months
	Ended December 31, 2013 and December 31, 2012 (Unaudited)	2-3

Consolidated Statements of Comprehensive Income for the Three and Six
	Months Ended December 31, 2013 and December 31, 2012 (Unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the
	Three and Six Months Ended December 31, 2013 and December 31, 2012	5-6
(Unaudited)

	Consolidated Statements of Cash Flows for the Three and Six Months	7-8
Ended December 31, 2013 and December 31, 2012 (Unaudited)

	Notes to Consolidated Financial Statements (Unaudited)	9-69

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	70-97

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	98-105

Item 4:	Controls and Procedures	106

PART II - OTHER INFORMATION		107-109

SIGNATURES		110

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data)

	December 31,	June 30,
	2013	2013
Assets	(Unaudited)

Cash and amounts due from depository institutions	$12,423	$13,102
Interest-bearing deposits in other banks	140,869	113,932

Cash and Cash Equivalents	153,292	127,034

Debt securities available for sale (amortized cost $304,792 and $305,283)	298,056	300,122
Debt securities held to maturity (fair value $203,580 and $202,328)	211,342	210,015
Loans receivable, including unamortized yield adjustments of $(1,799) and $(847)	1,554,788	1,360,871
Less allowance for loan losses	(11,493)	(10,896)

Net Loans Receivable	1,543,295	1,349,975

Mortgage-backed securities available for sale (amortized cost $675,197 and $782,866)	664,480	780,652
Mortgage-backed securities held to maturity (fair value $94,002 and $96,447)	100,245	101,114
Premises and equipment	37,312	36,994
Federal Home Loan Bank of New York (“FHLB”) stock	21,064	15,666
Interest receivable	7,925	8,028
Goodwill	108,591	108,591
Bank owned life insurance	87,494	86,084
Deferred income tax assets, net	13,250	9,782
Other assets	12,680	11,303

Total Assets	$3,259,026	$3,145,360
Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$193,549	$190,964
Interest-bearing	2,184,068	2,179,544

Total Deposits	2,377,617	2,370,508

Borrowings	396,868	287,695
Advance payments by borrowers for taxes	8,202	7,840
Other liabilities	11,824	11,610

Total Liabilities	2,794,511	2,677,653

Stockholders’ Equity

Preferred stock, $0.10 par value, 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares issued; 66,134,860 and 66,500,740 shares outstanding, respectively	7,274	7,274
Paid-in capital	215,857	215,722
Retained earnings	331,740	326,167
Unearned Employee Stock Ownership Plan shares; 460,666 shares and 533,400 shares, respectively	(4,607)	(5,334)
Treasury stock, at cost; 6,602,640 shares and 6,236,760 shares, respectively	(75,775)	(71,983)
Accumulated other comprehensive loss	(9,974)	(4,139)

Total Stockholders’ Equity	464,515	467,707

Total Liabilities and Stockholders’ Equity	$3,259,026	$3,145,360

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Interest Income
Loans	$16,509	$15,165	$32,325	$30,941
Mortgage-backed securities	5,505	6,162	11,059	13,165
Securities:
Taxable	1,221	274	2,499	500
Tax-exempt	460	6	914	12
Other interest-earning assets	238	195	436	390
Total Interest Income	23,933	21,802	47,233	45,008

Interest Expense
Deposits	3,594	3,773	7,226	8,050
Borrowings	1,864	2,035	3,336	4,089
Total Interest Expense	5,458	5,808	10,562	12,139

Net Interest Income	18,475	15,994	36,671	32,869

Provision for Loan Losses	559	1,393	1,727	1,732

Net Interest Income after Provision
for Loan Losses	17,916	14,601	34,944	31,137

Non-Interest Income
Fees and service charges	630	617	1,321	1,246
Gain on sale of loans	-	-	53	-
Gain on sale of securities	226	1,097	226	1,097
(Loss) gain on sale and write down of real estate owned	-	(239)	1	(533)
Income from bank owned life insurance	707	393	1,409	776
Electronic banking fees and charges	296	285	640	574
Miscellaneous	70	132	140	325
Total Non-Interest Income	1,929	2,285	3,790	3,485

Non-Interest Expenses
Salaries and employee benefits	8,723	8,791	17,676	17,603
Net occupancy expense of
premises	1,607	1,655	3,269	3,253
Equipment and systems	2,055	1,896	3,929	3,873
Advertising and marketing	308	275	559	561
Federal deposit insurance
premium	618	549	1,130	1,101
Directors’ compensation	172	175	344	342
Miscellaneous	2,074	1,850	3,932	3,731
Total Non-Interest Expenses	$15,557	$15,191	$30,839	$30,464

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Income Before Income Taxes	$4,288	$1,695	$7,895	$4,158

Income Taxes	1,301	518	2,322	1,321

Net Income	$2,987	$1,177	$5,573	$2,837

Net Income per Common
Share (EPS):
Basic	$0.05	$0.02	$0.08	$0.04
Diluted	$0.05	$0.02	$0.08	$0.04

Weighted Average Number of
Common Shares Outstanding:
Basic	65,767	66,188	65,851	66,222
Diluted	65,767	66,188	65,851	66,222

Dividends Declared Per Common
Share	$-	$-	$-	$-

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net Income	$2,987	$1,177	$5,573	$2,837

Other Comprehensive Loss

Net realized gain on securities available for sale, net of deferred income tax expense of 2013 $(93), $(93) and 2012 $(452), $(452)	(133)	(651)	(133)	(651)

Net unrealized loss on securities available for sale, net of deferred income tax benefit of: 2013 $(4,336), $(3,802) and, 2012 $(3,305), $(371)	(6,993)	(4,860)	(6,050)	(507)

Net unrealized gain (loss) on derivatives, net of deferred income tax expense (benefit) of: 2013 $1,059, $(96) and 2012 $ -, $ -	1,532	-	(140)	-

Benefit plans, net of deferred income tax expense (benefit) of: 2013 $4, $337 and, 2012 $10, $(464)	7	15	488	(671)

Total Other Comprehensive Loss	(5,587)	(5,496)	(5,835)	(1,829)

Total Comprehensive (Loss) Income	$(2,600)	$(4,319)	$(262)	$1,008

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended December 31, 2012
(In Thousands, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total

Balance - June 30, 2012	66,936	$7,274	$215,539	$319,661	$(6,789)	$(67,664)	$23,596	$491,617

Net income	-	-	-	2,837	-	-	-	2,837

Other comprehensive loss, net of income tax benefit	-	-	-	-	-	-	(1,829)	(1,829)

ESOP shares committed to be released (72 shares)	-	-	(33)	-	727	-	-	694

Dividends contributed for payment of ESOP loan	-	-	(2)	-	-	-	-	(2)

Stock option expense	-	-	21	-	-	-	-	21

Treasury stock purchases	(171)	-	-	-	-	(1,635)	-	(1,635)

Restricted stock plan shares earned (8 shares)	-	-	84	-	-	-	-	84

Balance - December 31, 2012	66,765	$7,274	$215,609	$322,498	$(6,062)	$(69,299)	$21,767	$491,787

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended December 31, 2013
(In Thousands, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Loss	Total

Balance - June 30, 2013	66,501	$7,274	$215,722	$326,167	$(5,334)	$(71,983)	$(4,139)	$467,707

Net income	-	-	-	5,573	-	-	-	5,573

Other comprehensive income, net of income tax	-	-	-	-	-	-	(5,836)	(5,836)

ESOP shares committed to be released (72 shares)	-	-	31	-	728	-	-	759

Stock option expense	-	-	20	-	-	-	-	20

Treasury stock purchases	(366)	-	-	-	-	(3,792)	-	(3,792)

Restricted stock plan shares earned (8 shares)	-	-	84	-	-	-	-	84

Balance - December 31, 2013	66,135	$7,274	$215,857	$331,740	$(4,606)	$(75,775)	$(9,975)	$464,515

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2013	2012

Cash Flows from Operating Activities:
Net income	$5,573	$2,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,262	1,307
Net amortization of premiums, discounts and loan fees and costs	1,663	5,759
Deferred income taxes	186	304
Amortization of intangible assets	64	72
Amortization of benefit plans’ unrecognized net loss	22	50
Provision for loan losses	1,727	1,732
(Gain) loss on write-down and sales of real estate owned	(1)	533
Realized gain on sale of loans	(53)	-
Proceeds from sale of loans	496	-
Realized loss on sale of debt securities available for sale	1,294	-
Realized gain on sale of mortgage-backed securities available for sale	(1,520)	(1,103)
Realized loss on sale of mortgage-backed securities held to maturity	-	6
Realized gain on disposition of premises and equipment	-	(100)
Increase in cash surrender value of bank owned life insurance	(1,409)	(776)
ESOP, stock option plan and restricted stock plan expenses	862	799
Decrease in interest receivable	103	519
(Increase) decrease in other assets	(1,361)	685
Increase in interest payable	113	14
Increase (decrease) in other liabilities	991	(1,047)

Net Cash Provided by Operating Activities	10,012	11,591

Cash Flows from Investing Activities:
Purchase of debt securities available for sale	(55,217)	-
Proceeds from sale of debt securities available for sale	54,075	-
Proceeds from repayments of debt securities available for sale	455	389
Purchase of debt securities held to maturity	(2,530)	(144,163)
Proceeds from calls and maturities of debt securities held to maturity	270	31,068
Proceeds from repayments of debt securities held to maturity	847	518
Purchase of loans	(58,319)	(8,085)
Net increase in loans receivable	(137,695)	(12,834)
Proceeds from sale of real estate owned	403	2,249
Purchases of mortgage-backed securities available for sale	(17,061)	(79,603)
Principal repayments on mortgage-backed securities available for sale	70,719	200,267
Principal repayments on mortgage-backed securities held to maturity	827	134
Proceeds from sale of mortgage-backed securities held to maturity	-	15
Proceeds from sale of mortgage-backed securities available for sale	53,613	70,739
Purchase of FHLB stock	(14,445)	(1,125)
Redemption of FHLB stock	9,047	1,127
Purchase of bank owned life insurance	-	(503)
Proceeds from cash settlement of premises and equipment	-	200
Additions to premises and equipment	(1,580)	(543)

Net Cash (Used in) Provided by Investing Activities	$(96,591)	$59,850

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2013	2012

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	$7,085	$(31,167)
Repayment of term FHLB advances	(275,043)	(42)
Proceeds from term FHLB advances	400,000	-
Net change in overnight borrowings	(5,000)	-
Decrease in other short-term borrowings	(10,775)	(7,515)
Increase in advance payments by borrowers for taxes	362	327
Purchase of common stock of Kearny Financial Corp. for treasury	(3,792)	(1,635)
Dividends contributed for payment of ESOP loan	-	(2)

Net Cash Provided by (Used in) Financing Activities	112,837	(40,034)

Net Increase in Cash and Cash Equivalents	26,258	31,407

Cash and Cash Equivalents – Beginning	127,034	155,584

Cash and Cash Equivalents – Ending	$153,292	$186,991

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$2,341	$714

Interest	$10,448	$12,125

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$720	$2,164

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

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included.  The results of operations for the three-and six-month periods ended December 31, 2013, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statement of financial condition for June 30, 2013 was derived from the Company’s 2013 annual report on Form 10-K.  That data, along with the interim unaudited financial information presented in the consolidated statements of financial condition, income, comprehensive income (loss), changes in stockholders’ equity and cash flows should be read in conjunction with the  audited consolidated financial statements, including the notes thereto included in the Company’s 2013 annual report on Form 10-K.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	December 31, 2013			December 31, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$2,987			$5,573
Basic earnings per share,
income available to
common stockholders	$2,987	65,767	$0.05	$5,573	65,851	$0.08
Effect of dilutive securities:
Stock options	-	-		-	-

	$2,987	65,767	$0.05	$5,573	65,851	$0.08

	Three Months Ended			Six Months Ended
	December 31, 2012			December 31, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$1,177			$2,837
Basic earnings per share,
income available to
common stockholders	$1,177	66,188	$0.02	$2,837	66,222	$0.04
Effect of dilutive securities:
Stock options	-	-		-	-

	$1,177	66,188	$0.02	$2,837	66,222	$0.04

During the three and six months ended December 31, 2013, the average number of options which were considered anti-dilutive totaled approximately 3,053,000 and 3,122,000, respectively. During the three and six months ended December 31, 2012, the average number of options which were considered anti-dilutive totaled approximately 3,193,000 and 3,193,000, respectively.

4.  SUBSEQUENT EVENTS

    On January 30, 2014, the Company announced the execution of a merger agreement with Atlas Bank (“Atlas”) pursuant to which Atlas will merge with and into the Bank.  Atlas is headquartered in Brooklyn, New York and had approximately $112.8 million in total assets at December 31, 2013.  The acquisition will add Atlas’s branch offices located in Brooklyn and Staten Island, New York to Kearny’s 41 branch network located throughout northern and central New Jersey.  Atlas’s branch offices are expected to operate under the name, “Atlas Bank, a division of Kearny Federal Savings Bank,” for a period of at least one year following the merger.

Under the terms of the merger agreement, depositors of Atlas will become depositors of the Bank and will have the same rights and privileges in Kearny MHC, the mutual holding company parent of the Company, as if their accounts had been established at the Bank on the date they were originally established at Atlas.  As part of the transaction, the Company will issue additional shares of its common stock to Kearny MHC in an amount equal to the fair value of Atlas as determined by an independent appraiser.  These shares are expected to be issued immediately prior to the completion of the merger.

The transaction is expected to close during the fourth fiscal quarter ending June 30, 2014 or the subsequent quarter ending September 30, 2014 subject to certain conditions, including approval by Atlas’s depositors and customary regulatory approvals.

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

6.  STOCK REPURCHASE PLANS

On March 23, 2012, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 802,780 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  The Company completed that share repurchase plan during the quarter ended December 31, 2013 at a total cost of approximately $8,088,000 and at an average cost per share of $10.07.

On December 2, 2013, the Company announced that the Board of Directors authorized a subsequent stock repurchase plan to acquire up to 762,640 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  Through December 31, 2013 the Company has repurchased a total of 34,200 shares in accordance with this repurchase plan at a total cost of approximately $358,000 and at an average cost per share of $10.46.

7.  SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at December 31, 2013 and June 30, 2013 and stratification by contractual maturity of debt securities available for sale at December 31, 2013 are presented below:

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$4,466	$19	$3	$4,482
Obligations of state and political subdivisions	27,548	-	2,463	25,085
Asset-backed securities	73,741	-	1,159	72,582
Collateralized loan obligations	30,060	-	272	29,788
Corporate bonds	160,094	126	1,525	158,695
Trust preferred securities	8,883	-	1,459	7,424
Total debt securities	304,792	145	6,881	298,056
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	9,487	-	728	8,759
Federal National Mortgage Association	53,582	12	4,364	49,230
Total collateralized mortgage obligations	63,069	12	5,092	57,989
Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	5,288	297	-	5,585
Federal Home Loan Mortgage Corporation	251,131	3,987	5,705	249,413
Federal National Mortgage Association	270,496	6,460	5,706	271,250
Total residential pass-through securities	526,915	10,744	11,411	526,248
Commercial pass-through securities:
Federal Home Loan Mortgage Corporation	94	2	-	96
Federal National Mortgage Association	85,119	2	4,974	80,147
Total commercial pass-through securities	85,213	4	4,974	80,243
Total mortgage-backed securities	675,197	10,760	21,477	664,480
Total securities available for sale	$979,989	$10,905	$28,358	$962,536

	At December 31, 2013
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	20,038	19,978
Due after five years through ten years	156,517	154,853
Due after ten years	128,237	123,225
Total	$304,792	$298,056

	At June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$4,955	$60	$-	$5,015
Obligations of state and political subdivisions	27,560	-	2,253	25,307
Asset-backed securities	25,417	1	620	24,798
Collateralized loan obligations	78,366	190	70	78,486
Corporate bonds	160,107	34	949	159,192
Trust preferred securities	8,878	-	1,554	7,324
Total debt securities	305,283	285	5,446	300,122
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	9,825	-	470	9,355
Federal National Mortgage Association	56,158	24	3,055	53,127
Total collateralized mortgage obligations	65,983	24	3,525	62,482
Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	5,889	444	-	6,333
Federal Home Loan Mortgage Corporation	290,133	4,827	4,600	290,360
Federal National Mortgage Association	326,356	9,050	3,945	331,461
Total residential pass-through securities	622,378	14,321	8,545	628,154
Commercial pass-through securities:
Federal Home Loan Mortgage Corporation	116	2	-	118
Federal National Mortgage Association	94,389	3	4,494	88,898
Total commercial pass-through securities	94,505	5	4,494	90,016
Total mortgage-backed securities	782,866	14,350	16,564	780,652
Total securities available for sale	$1,088,149	$14,635	$22,010	$1,080,774

During the six months ended December 31, 2013, proceeds from sales of securities available for sale totaled $107.7 million and resulted in gross gains of $2,060,000 and gross losses of $1,834,000. Proceeds from sales of securities available for sale during the six months ended December 31, 2012, totaled $70.7 million and resulted in gross gains of $1,150,000 and gross losses of $47,000.

At December 31, 2013 and June 30, 2013, securities available for sale with carrying values of approximately $73.1 million and $99.4 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  As of those same dates, securities available for sale with carrying values of approximately $6.8 million and $4.4 million, respectively, were pledged to secure public funds on deposit.

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

8.  SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities held to maturity at December 31, 2013 and June 30, 2013 and stratification by contractual maturity of debt securities held to maturity at December 31, 2013 are presented below:

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$144,480	$10	$3,330	$141,160
Obligations of state and political subdivisions	66,862	12	4,454	62,420
Total debt securities	211,342	22	7,784	203,580
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	19	1	-	20
Federal National Mortgage Association	296	24	-	320
Non-agency securities	93	1	1	93
Total collateralized mortgage obligations	408	26	1	433
Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	87	4	-	91
Federal National Mortgage Association	210	7	-	217
Total residential pass-through securities	297	11	-	308
Commercial pass-through securities:
Federal National Mortgage Association	99,540	-	6,279	93,261
Total commercial pass-through securities	99,540	-	6,279	93,261
Total mortgage-backed securities	100,245	37	6,280	94,002
Total securities held to maturity	$311,587	$59	$14,064	$297,582

	At December 31, 2013
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$3,760	$3,771
Due after one year through five years	145,735	142,404
Due after five years through ten years	32,270	30,545
Due after ten years	29,577	26,860
Total	$211,342	$203,580

	At June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$144,747	$14	$3,622	$141,139
Obligations of state and political subdivisions	65,268	4	4,083	61,189
Total debt securities	210,015	18	7,705	202,328
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	22	3	-	25
Federal National Mortgage Association	350	32	-	382
Non-agency securities	105	3	2	106
Total collateralized mortgage obligations	477	38	2	513
Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	98	4	-	102
Federal National Mortgage Association	231	9	-	240
Total residential pass-through securities	329	13	-	342
Commercial pass-through securities:
Federal National Mortgage Association	100,308	-	4,716	95,592
Total commercial pass-through securities	100,308	-	4,716	95,592
Total mortgage-backed securities	101,114	51	4,718	96,447
Total securities held to maturity	$311,129	$69	$12,423	$298,775

There were no sales of securities held to maturity during the six months ended December 31, 2013.  During the six months ended December 31, 2012, proceeds from sales of held to maturity securities totaled $15,000 resulting in losses of $6,000.  The proceeds and losses were fully attributable to the sale of non-investment grade, non-agency collateralized mortgage obligations during the earlier period.  The securities sold were originally acquired as investment grade securities upon the in-kind redemption of the Company’s interest in the AMF Ultra Short Mortgage Fund during the first quarter of fiscal 2009. The rating of the securities subsequently declined below investment grade resulting in their eligibility for sale from the held-to-maturity portfolio without tainting the status of the remaining securities within the portfolio.

At December 31, 2013 and June 30, 2013, securities held to maturity with carrying values of approximately $123.3 million and $123.3 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  Held to maturity securities were not utilized to secure public funds on deposit at December 31, 2013 or June 30, 2013.

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

9.  IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at December 31, 2013 and June 30, 2013.  The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented.  Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
At December 31, 2013:
U.S. agency securities	$957	$3	$-	$-	$957	$3
Obligations of state and political subdivisions	25,086	2,463	-	-	25,086	2,463
Asset-backed securities	72,582	1,159	-	-	72,582	1,159
Collateralized loan obligations	29,788	272	-	-	29,788	272
Corporate bonds	113,600	1,525	-	-	113,600	1,525
Trust preferred securities	-	-	6,424	1,459	6,424	1,459
Collateralized mortgage obligations	56,566	5,092	-	-	56,566	5,092
Residential pass-through securities	237,655	10,488	8,912	923	246,567	11,411
Commercial pass-through securities	79,972	4,974	-	-	79,972	4,974
Total	$616,206	$25,976	$15,336	$2,382	$631,542	$28,358
At June 30, 2013:
Obligations of state and political subdivisions	$25,307	$2,253	$-	$-	$25,307	$2,253
Asset-backed securities	19,675	620	-	-	19,675	620
Collateralized loan obligations	27,930	70	-	-	27,930	70
Corporate bonds	149,190	949	-	-	149,190	949
Trust preferred securities	-	-	6,324	1,554	6,324	1,554
Collateralized mortgage obligations	60,740	3,525	-	-	60,740	3,525
Residential pass-through securities	244,429	8,545	-	-	244,429	8,545
Commercial pass-through securities	89,695	4,494	-	-	89,695	4,494
Total	$616,966	$20,456	$6,324	$1,554	$623,290	$22,010

The number of available for sale securities with unrealized losses at December 31, 2013 totaled 160 and included four U.S. agency securities, 70 municipal obligations, five asset-backed securities, four collateralized loan obligations, 11 corporate bonds, four trust preferred securities, four collateralized mortgage obligations, 43 residential pass-through securities and 15 commercial pass-through securities.  The number of available for sale securities with unrealized losses at June 30, 2013 totaled 153 and included 70 municipal obligations, two asset-backed securities, five collateralized loan obligations, 13 corporate bonds, four trust preferred securities, four collateralized mortgage obligations, 38 residential pass-through securities and 17 commercial pass-through securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
At December 31, 2013:
U.S. agency securities	$130,274	$3,050	$9,720	$280	$139,994	$3,330
Obligations of state and political subdivisions	58,648	4,454	-	-	58,648	4,454
Collateralized mortgage obligations	-	-	38	1	38	1
Commercial pass-through securities	93,261	6,279	-	-	93,261	6,279
Total	$282,183	$13,783	$9,758	$281	$291,941	$14,064
At June 30, 2013:
U.S. agency securities	$139,699	$3,622	$-	$-	$139,699	$3,622
Obligations of state and political subdivisions	59,109	4,083	-	-	59,109	4,083
Collateralized mortgage obligations	4	1	44	1	48	2
Commercial pass-through securities	90,935	4,716	-	-	90,935	4,716
Total	$289,747	$12,422	$44	$1	$289,791	$12,423

The number of held to maturity securities with unrealized losses at December 31, 2013 totaled 162 and included seven U.S. agency securities, 132 municipal obligations, three collateralized mortgage obligations and 20 commercial pass-through securities.  The number of held to maturity securities with unrealized losses at June 30, 2013 totaled 162 and included seven U.S. agency securities, 132 municipal obligations, four collateralized mortgage obligations and 19 commercial pass-through securities.

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

At December 31, 2013 and June 30, 2013, the Company held no securities on which credit-related OTTI had been recognized in earnings.  The following discussion summarizes the Company’s rationale for recognizing the impairments reported in the tables above as “temporary” versus “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

Mortgage-backed Securities. The carrying value of the Company’s mortgage-backed securities totaled $764.7 million at December 31, 2013 and comprised 60.0% of total investments and 23.5% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies and/or government-sponsored entities (“GSEs”) such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis at which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at December 31, 2013 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Moreover, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its U.S. agency and GSE mortgage-backed securities with unrealized losses at December 31, 2013 to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies and GSEs, the Company held a nominal balance of non-agency mortgage-backed securities at December 31, 2013.  Unlike agency and GSE mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

The applicable securities maintained their credit-ratings at levels supporting the investment grade assessment by the Company.   The Company has the stated ability and intent to “hold to maturity” those securities at December 31, 2013 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its non-agency mortgage-backed securities with unrealized losses at December 31, 2013 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Debt Securities. The carrying value of the Company’s U.S. agency debt securities totaled $149.0 million at December 31, 2013 and comprised 11.7% of total investments and 4.6% of total assets as of that date.  Such securities included $144.5 million of fixed-rate U.S. agency debentures and $4.5 million of securities representing securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government agency.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at December 31, 2013 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of U.S. agency securities with unrealized losses at December 31, 2013 to be “other-than-temporarily” impaired as of that date.

Obligations of State and Political Subdivisions.  The carrying value of the Company’s securities representing obligations of state and political subdivisions totaled $91.9 million at December 31, 2013 and comprised 7.2% of total investments and 2.8% of total assets as of that date.  Such securities include approximately $88.8 million of fixed-rate, bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts.  The portfolio also includes $3.1 million of non-rated bond anticipation notes (“BANs”) comprising nine short-term obligations issued by a total of five New Jersey municipalities with whom the Company maintains or seeks to maintain deposit relationships.  At December 31, 2013, the fair value of each of the Company’s BANs equaled or exceeded their respective carrying values resulting in no reported impairment on those securities as of that date.

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

At December 31, 2013, each of the Company’s impaired municipal obligations were consistently rated by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Financial Services (“S&P”) well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling or exceeding “A” or higher by S&P and/or “A1” or higher by Moody’s, where rated by those agencies.  In the absence of such ratings, the Company relies upon its own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at December 31, 2013 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of obligations of state and political subdivisions with unrealized losses at December 31, 2013 to be “other-than-temporarily” impaired as of that date.

Asset-backed Securities. The carrying value of the Company’s asset-backed securities totaled $72.6 million at December 31, 2013 and comprised 5.7% of total investments and 2.2% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees.  The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  The Company’s securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” by S&P at December 31, 2013.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of December 31, 2013.  In light of the factors noted, the Company does not consider its balance of asset-backed securities with unrealized losses at December 31, 2013 to be “other-than-temporarily” impaired as of that date.

Collateralized Loan Obligations. The outstanding balance of the Company’s collateralized loan obligations totaled $29.8 million at December 31, 2013 and comprised 2.3% of total investments and less than one percent total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities comprised of securitized commercial loans to large, U.S. corporations.  The Company’s securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.

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

At December 31, 2013, each of the Company’s impaired collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “AAA” S&P and “Aaa” by Moody’s, where rated by those agencies.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  During the quarter ended December 31, 2013, the Company evaluated its entire portfolio of collateralized loan obligations and sold those securities that it identified as potentially ineligible investments under the terms of the “Volcker Rule” whose provisions were enacted by regulatory agencies during the current quarter in conjunction with the ongoing adoption and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Company concluded that the possibility of being required to sell its remaining collateralized loan obligations prior to their anticipated recovery is unlikely based upon their eligibility under the terms of the Volcker Rule in conjunction with the overall strength of the Company’s liquidity, asset quality and capital position as of December 31, 2013.

In light of the factors noted, the Company does not consider its balance of collateralized loan obligations with unrealized losses at December 31, 2013 to be “other-than-temporarily” impaired as of that date.

Corporate Bonds. The carrying value of the Company’s corporate bonds totaled $158.7 million at December 31, 2013 and comprised 12.5% of total investments and 4.9% of total assets as of that date.  This category of securities is comprised entirely of floating-rate corporate debt obligations of large financial institutions.

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

At December 31, 2013, each of the Company’s impaired corporate bonds were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling or exceeding “A-” or higher by S&P and/or “Baa1” or higher by Moody’s, where rated by those agencies.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of December 31, 2013.  In light of the factors noted, the Company does not consider its balance of corporate bonds with unrealized losses at December 31, 2013 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities. The carrying value of the Company’s trust preferred securities totaled $7.4 million at December 31, 2013 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of December 31, 2013, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

At December 31, 2013, the Company owned two securities at an amortized cost of $3.0 million that were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment.  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three-month LIBOR plus a margin.  Based upon the historically low level of short-term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at December 31, 2013.

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

The Company’s evaluation of the unrealized loss associated with these securities considered a variety of factors to determine if any portion of the impairment was credit-related at December 31, 2013.  Factors generally considered in such evaluations included the financial strength and viability of the issuer and its parent company, the security’s historical performance through prior business and economic cycles, rating consistency or variability among rating companies, the security’s current and anticipated status regarding payment default or deferral of contractual payments to investors and the impact of these factors on the present value of the security’s expected future cash flows in relation to its amortized cost basis.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of December 31, 2013.  Moreover, as “single issuer” obligations, these securities fall outside the scope of the Volker rule discussed earlier that originally identified pooled trust preferred securities as potentially ineligible investments for banks.  In light of the factors noted, the Company does not consider its investments in trust preferred securities with unrealized losses at December 31, 2013 to be “other-than-temporarily” impaired as of that date.

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

Nonaccrual Loans.  Loans are generally placed on nonaccrual status when contractual payments become 90 days or more past due, and are otherwise placed on nonaccrual when the Company does not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement.  Loans that become 90 days past maturity, but remain non-delinquent with regard to ongoing P&I payments may remain on accrual status if: (1) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, past maturity status notwithstanding, and (2) the borrower is working actively and cooperatively with the Company to remedy the past maturity status through an expected refinance, payoff or modification of the loan agreement that is not expected to result in a troubled debt restructuring (“TDR”) classification.  All TDRs are placed on nonaccrual status for a period of no less than six months after restructuring, irrespective of past due status.  Nonaccrual loans and accruing loans that are 90 days or more past due are generally defined as “nonperforming loans”.

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

At December 31, 2013, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $12,265,000 and $9,992,000 respectively.  By comparison, at June 30, 2013, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $9,874,000 and $6,050,000 respectively.  The increase in the balances between comparative periods primarily reflects the Company’s repurchase of a prior participant’s interest in a performing loan that was originally designated as credit impaired at the time of acquisition.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $1,926,000 and $1,952,000 at December 31, 2013 and June 30, 2013, respectively.

The balance of the allowance for loan losses at December 31, 2013 and June 30, 2013 included approximately $14,000 and $17,000 of valuation allowances, respectively, for a specifically identified impairment attributable to acquired credit-impaired loans.  The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition, net of any charge offs recognized during that time.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the three and six months ended December 31, 2013 and December 31, 2012.

	Three Months Ended December 31, 2013 (in thousands)	Three Months Ended December 31, 2012 (in thousands)
Beginning balance	$2,180	$1,182
Accretion to interest income	(57)	(94)
Disposals	-	-
Reclassifications from nonaccretable difference	-	-
Ending balance	$2,123	$1,088

	Six Months Ended December 31, 2013 (in thousands)	Six Months Ended December 31, 2012 (in thousands)
Beginning balance	$741	$1,461
Accretion to interest income	(112)	(282)
Disposals	-	(91)
Reclassifications from nonaccretable difference	1,494	-
Ending balance	$2,123	$1,088

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

The loans considered by the Company to be eligible for individual impairment review include its commercial mortgage loans, comprising multi-family and nonresidential real estate loans, construction loans and commercial business loans as well as its one-to-four family mortgage loans comprising first mortgage loans, home equity loans and home equity lines of credit.

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

By contrast, the timing of charge offs regarding the impairment associated with secured loans has historically been far more variable.  The Company’s secured loans, comprising a large majority of its loan total portfolio, consist primarily of residential and nonresidential mortgage loans and commercial/business loans secured by properties located in New Jersey where the foreclosure process currently takes 24-36 months to complete.  The charge off of impairment relating to secured loans is generally recognized upon the confirmation of an expected loss which is generally triggered by the condition of collateral dependency.  While the facts and circumstances that affect the manner and likelihood of repayment vary from loan to loan, the Company generally considers the referral of a loan to foreclosure, coupled with the absence of other viable sources of loan repayment, to be demonstrable evidence of collateral dependency.  Depending upon the nature of the collections process applicable to a particular loan, an early determination of collateral dependency could result in a nearly concurrent charge off of a newly identified impairment.  By contrast, a presumption of collateral dependency may only be determined after the completion of lengthy loan collection and/or workout efforts, including bankruptcy proceedings, which may extend several months or more after a loan’s impairment is first identified.

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

The following tables present the balance of the allowance for loan losses at December 31, 2013 and June 30, 2013 based upon the calculation methodology described above.  The table identifies the valuation allowances attributable to identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as those valuation allowances for impairments on loans evaluated collectively.  The underlying balance of loans receivable applicable to each category is also presented.  The balance of loans receivable reported in the tables below excludes yield adjustments and the allowance for loan losses.

Allowance for Loan Losses and Loans Receivable at December 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$706	$383	$-	$-	$76	$-	$-	$1,165
Loans collectively evaluated for impairment	2,545	5,813	36	259	295	36	23	9,007
Allowance for loan losses on originated and purchased loans	3,251	6,196	36	259	371	36	23	10,172
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	14	-	-	-	14
Other acquired loans individually evaluated for impairment	-	33	-	267	-	-	-	300
Loans collectively evaluated for impairment	23	345	35	502	64	38	-	1,007
Allowance for loan losses on loans acquired at fair value	23	378	35	783	64	38	-	1,321
Total allowance for loan losses	$3,274	$6,574	$71	$1,042	$435	$74	$23	$11,493

Allowance for Loan Losses and Loans Receivable at December 31, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2013:
At September 30, 2013:
Allocated	$3,547	$6,220	$103	$980	$469	$76	$11	$11,406
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	3,547	6,220	103	980	469	76	11	11,406
Total charge offs	(278)	-	-	(672)	(1)	-	(28)	(979)
Total recoveries	7	497	-	3	-	-	-	507
Total allocated provisions	(2)	(143)	(32)	731	(33)	(2)	40	559
Total unallocated provisions	-	-	-	-	-	-	-	-
At December 31, 2013:
Allocated	3,274	6,574	71	1,042	435	74	23	11,493
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$3,274	$6,574	$71	$1,042	$435	$74	$23	$11,493

Allowance for Loan Losses and Loans Receivable at December 31, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2013:
At June 30, 2013:
Allocated	$3,660	$5,359	$81	$1,218	$490	$76	$12	$10,896
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	3,660	5,359	81	1,218	490	76	12	10,896
Total charge offs	(508)	(34)	-	(1,080)	(34)	-	(29)	(1,685)
Total recoveries	25	525	-	5	-	-	-	555
Total allocated provisions	97	724	(10)	899	(21)	(2)	40	1,727
Total unallocated provisions	-	-	-	-	-	-	-	-
At December 31, 2013:
Allocated	3,274	6,574	71	1,042	435	74	23	11,493
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$3,274	$6,574	$71	$1,042	$435	$74	$23	$11,493

Allowance for Loan Losses and Loans Receivable at December 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2012:
At September 30, 2012:
Allocated	$4,115	$3,592	$232	$1,401	$429	$67	$13	$9,849
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	4,115	3,592	232	1,401	429	67	13	9,849
Total charge offs	(405)	(187)	-	-	(63)	-	(1)	(656)
Total recoveries	-	-	-	-	8	-	-	8
Total allocated provisions	393	734	(45)	189	111	8	3	1,393
Total unallocated provisions	-	-	-	-	-	-	-	-
At December 31, 2012:
Allocated	4,103	4,139	187	1,590	485	75	15	10,594
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$4,103	$4,139	$187	$1,590	$485	$75	$15	$10,594

Allowance for Loan Losses and Loans Receivable at December 31, 2012 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2012:
At June 30, 2012:
Allocated	$4,572	$3,443	$277	$1,310	$447	$54	$14	$10,117
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	4,572	3,443	277	1,310	447	54	14	10,117
Total charge offs	(903)	(200)	-	(116)	(70)	-	(2)	(1,291)
Total recoveries	9	-	-	18	9	-	-	36
Total allocated provisions	425	896	(90)	378	99	21	3	1,732
Total unallocated provisions	-	-	-	-	-	-	-	-
At December 31, 2012:
Allocated	4,103	4,139	187	1,590	485	75	15	10,594
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$4,103	$4,139	$187	$1,590	$485	$75	$15	$10,594

Allowance for Loan Losses and Loans Receivable at December 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$12,918	$5,708	$-	$1,070	$831	$17	$-	$20,544
Loans collectively evaluated for impairment	496,299	749,405	3,907	26,043	67,317	10,716	4,233	1,357,920
Total originated and purchased loans	509,217	755,113	3,907	27,113	68,148	10,733	4,233	1,378,464
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	1,358	315	8,319	-	-	-	9,992
Other acquired loans individually evaluated for impairment	359	1,317	2,109	2,153	559	680	-	7,177
Loans collectively evaluated for impairment	1,250	104,499	2,553	28,057	10,153	14,327	115	160,954
Total loans acquired at fair value	1,609	107,174	4,977	38,529	10,712	15,007	115	178,123
Total loans	$510,826	$862,287	$8,884	$65,642	$78,860	$25,740	$4,348	1,556,587
Unamortized yield adjustments								(1,799)
Loans receivable								$1,554,788

Allowance for Loan Losses and Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$697	$430	$-	$-	$110	$-	$-	$1,237
Loans collectively evaluated for impairment	2,939	4,356	50	252	300	35	12	7,944
Allowance for loan losses on originated and purchased loans	3,636	4,786	50	252	410	35	12	9,181
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	17	-	-	-	17
Other acquired loans individually evaluated for impairment	-	84	-	740	-	-	-	824
Loans collectively evaluated for impairment	24	489	31	209	80	41	-	874
Allowance for loan losses on loans acquired at fair value	24	573	31	966	80	41	-	1,715
Total allowance for loan losses	$3,660	$5,359	$81	$1,218	$490	$76	$12	$10,896

Allowance for Loan Losses and Loans Receivable at June 30, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$14,412	$7,865	$-	$1,076	$1,145	$-	$-	$24,498
Loans collectively evaluated for impairment	484,575	540,491	5,717	25,975	65,581	10,461	4,145	1,136,945
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	1,230	316	4,504	-	-	-	6,050
Other acquired loans individually evaluated for impairment	359	2,079	2,570	2,746	606	626	-	8,986
Loans collectively evaluated for impairment	1,301	115,163	3,248	36,387	13,481	15,526	133	185,239
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	1,361,718
Unamortized yield adjustments								(847)
Loans receivable								$1,360,871

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at December 31, 2013 and June 30, 2013.

Credit-Rating Classification of Loans Receivable at December 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Non-classified	$494,101	$746,812	$3,537	$25,636	$67,139	$10,567	$4,232	$1,352,024
Classified:
Special mention	1,756	1,295	370	121	177	56	1	3,776
Substandard	13,360	6,713	-	1,356	832	110	-	22,371
Doubtful	-	293	-	-	-	-	-	293
Loss	-	-	-	-	-	-	-	-
Total classified loans	15,116	8,301	370	1,477	1,009	166	1	26,440
Total originated and purchased loans	509,217	755,113	3,907	27,113	68,148	10,733	4,233	1,378,464
Loans acquired at fair value
Non-classified	1,250	99,031	-	22,318	10,000	14,301	110	147,010
Classified:
Special mention	-	4,713	-	5,440	19	26	3	10,201
Substandard	359	3,430	4,977	10,765	693	680	2	20,906
Doubtful	-	-	-	6	-	-	-	6
Loss	-	-	-	-	-	-	-	-
Total classified loans	359	8,143	4,977	16,211	712	706	5	31,113
Total loans acquired at fair value	1,609	107,174	4,977	38,529	10,712	15,007	115	178,123
Total loans	$510,826	$862,287	$8,884	$65,642	$78,860	$25,740	$4,348	$1,556,587

Credit-Rating Classification of Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Non-classified	$482,462	$538,544	$5,717	$25,630	$65,353	$10,339	$4,118	$1,132,163
Classified:
Special mention	1,843	983	-	50	228	28	-	3,132
Substandard	14,682	8,527	-	1,371	1,145	94	27	25,846
Doubtful	-	302	-	-	-	-	-	302
Loss	-	-	-	-	-	-	-	-
Total classified loans	16,525	9,812	-	1,421	1,373	122	27	29,280
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Non-classified	1,301	109,559	820	31,062	13,419	15,450	132	171,743
Classified:
Special mention	-	4,548	1,300	4,932	62	76	-	10,918
Substandard	359	4,365	4,014	7,554	606	626	1	17,525
Doubtful	-	-	-	89	-	-	-	89
Loss	-	-	-	-	-	-	-	-
Total classified loans	359	8,913	5,314	12,575	668	702	1	28,532
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

Contractual Payment Status of Loans Receivable at December 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Current	$496,557	$750,653	$3,907	$25,972	$67,752	$10,613	$4,043	$1,359,497
Past due:
30-59 days	1,606	597	-	27	128	74	114	2,546
60-89 days	1,573	864	-	53	130	29	44	2,693
90+ days	9,481	2,999	-	1,061	138	17	32	13,728
Total past due	12,660	4,460	-	1,141	396	120	190	18,967
Total originated and purchased loans	509,217	755,113	3,907	27,113	68,148	10,733	4,233	1,378,464
Loans acquired at fair value
Current	1,250	105,257	3,726	34,089	10,209	14,327	114	168,972
Past due:
30-59 days	-	778	-	225	126	-	-	1,129
60-89 days	-	-	-	500	121	-	-	621
90+ days	359	1,139	1,251	3,715	256	680	1	7,401
Total past due	359	1,917	1,251	4,440	503	680	1	9,151
Total loans acquired at fair value	1,609	107,174	4,977	38,529	10,712	15,007	115	178,123
Total loans	$510,826	$862,287	$8,884	$65,642	$78,860	$25,740	$4,348	$1,556,587

Contractual Payment Status of Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Current	$484,836	$542,504	$5,717	$26,141	$66,186	$10,346	$3,925	$1,139,655
Past due:
30-59 days	2,297	836	-	-	21	115	166	3,435
60-89 days	1,515	-	-	-	186	-	27	1,728
90+ days	10,339	5,016	-	910	333	-	27	16,625
Total past due	14,151	5,852	-	910	540	115	220	21,788
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Current	1,301	116,150	4,448	39,819	13,295	15,477	124	190,614
Past due:
30-59 days	-	258	-	45	433	-	8	744
60-89 days	-	186	-	284	62	49	-	581
90+ days	359	1,878	1,686	3,489	297	626	1	8,336
Total past due	359	2,322	1,686	3,818	792	675	9	9,661
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

The following tables present information relating to the Company’s nonperforming and impaired loans at December 31, 2013 and June 30, 2013.  Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable at December 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Performing	$499,414	$749,493	$3,907	$25,998	$68,010	$10,716	$4,201	$1,361,739
Nonperforming:
90+ days past due accruing	-	-	-	45	-	-	32	77
Nonaccrual	9,803	5,620	-	1,070	138	17	-	16,648
Total nonperforming	9,803	5,620	-	1,115	138	17	32	16,725
Total originated and purchased loans	509,217	755,113	3,907	27,113	68,148	10,733	4,233	1,378,464
Loans acquired at fair value
Performing	1,250	105,543	2,553	34,700	10,456	14,327	114	168,943
Nonperforming:
90+ days past due accruing	-	-	-	445	-	-	-	445
Nonaccrual	359	1,631	2,424	3,384	256	680	1	8,735
Total nonperforming	359	1,631	2,424	3,829	256	680	1	9,180
Total loans acquired at fair value	1,609	107,174	4,977	38,529	10,712	15,007	115	178,123
Total loans	$510,826	$862,287	$8,884	$65,642	$78,860	$25,740	$4,348	$1,556,587

Performance Status of Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Performing	$487,671	$540,585	$5,717	$25,975	$66,320	$10,461	$4,118	$1,140,847
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	11,316	7,771	-	1,076	406	-	27	20,596
Total nonperforming	11,316	7,771	-	1,076	406	-	27	20,596
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Performing	1,301	116,080	3,248	39,877	13,790	15,526	132	189,954
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	359	2,392	2,886	3,760	297	626	1	10,321
Total nonperforming	359	2,392	2,886	3,760	297	626	1	10,321
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

Impairment Status of Loans Receivable at December 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$496,299	$749,405	$3,907	$26,043	$67,317	$10,716	$4,233	$1,357,920
Impaired loans:
Impaired loans with no allowance for impairment	10,305	5,327	-	1,070	730	17	-	17,449
Impaired loans with allowance for impairment:
Unpaid principal balance	2,613	381	-	-	101	-	-	3,095
Allowance for impairment	(706)	(383)	-	-	(76)	-	-	(1,165)
Balance of impaired loans net of allowance for impairment	1,907	(2)	-	-	25	-	-	1,930
Total impaired loans, excluding allowance	12,918	5,708	-	1,070	831	17	-	20,544
Total originated and purchased loans	509,217	755,113	3,907	27,113	68,148	10,733	4,233	1,378,464
Loans acquired at fair value
Non-impaired loans	1,250	104,499	2,553	28,057	10,153	14,327	115	160,954
Impaired loans:
Impaired loans with no allowance for impairment	359	2,184	2,424	10,031	559	680	-	16,237
Impaired loans with allowance for impairment:
Unpaid principal balance	-	491	-	441	-	-	-	932
Allowance for impairment	-	(33)	-	(281)	-	-	-	(314)
Balance of impaired loans net of allowance for impairment	-	458	-	160	-	-	-	618
Total impaired loans, excluding allowance	359	2,675	2,424	10,472	559	680	-	17,169
Total loans acquired at fair value	1,609	107,174	4,977	38,529	10,712	15,007	115	178,123
Total loans	$510,826	$862,287	$8,884	$65,642	$78,860	$25,740	$4,348	$1,556,587

Impairment Status of Loans Receivable at December 31, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$18,543	$6,132	$-	$1,114	$848	$17	$-	$26,654
Loans acquired at fair value	417	3,078	2,976	12,222	592	680	-	19,965
Total impaired loans	$18,960	$9,210	$2,976	$13,336	$1,440	$697	$-	$46,619

For the three months ended December 31, 2013
Average balance of impaired loans	$13,781	$10,312	$2,431	$11,638	$1,336	$577	$-	$40,075
Interest earned on impaired loans	$54	$40	$-	$188	$25	$6	$-	$313

For the six months ended December 31, 2013
Average balance of impaired loans	$14,124	$10,733	$2,620	$10,056	$1,474	$620	$-	$39,627
Interest earned on impaired loans	$86	$86	$-	$371	$39	$6	$-	$588

For the three months ended December 31, 2012
Average balance of impaired loans	$16,303	$12,020	$1,758	$8,918	$1,742	$18	$-	$40,759
Interest earned on impaired loans	$47	$36	$-	$112	$14	$-	$-	$209

For the six months ended December 31, 2012
Average balance of impaired loans	$16,350	$12,209	$1,805	$8,979	$1,757	$37	$-	$41,137
Interest earned on impaired loans	$87	$54	$-	$242	$30	$-	$-	$413

Impairment Status of Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$484,575	$540,491	$5,717	$25,975	$65,581	$10,461	$4,145	$1,136,945
Impaired loans:
Impaired loans with no allowance for impairment	11,758	7,470	-	1,076	1,026	-	-	21,330
Impaired loans with allowance for impairment:
Unpaid principal balance	2,654	395	-	-	119	-	-	3,168
Allowance for impairment	(697)	(430)	-	-	(110)	-	-	(1,237)
Balance of impaired loans net of allowance for impairment	1,957	(35)	-	-	9	-	-	1,931
Total impaired loans, excluding allowance	14,412	7,865	-	1,076	1,145	-	-	24,498
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Non-impaired loans	1,301	115,163	3,248	36,387	13,481	15,526	133	185,239
Impaired loans:
Impaired loans with no allowance for impairment	359	2,795	2,886	6,251	606	626	-	13,523
Impaired loans with allowance for impairment:
Unpaid principal balance	-	514	-	999	-	-	-	1,513
Allowance for impairment	-	(84)	-	(757)	-	-	-	(841)
Balance of impaired loans net of allowance for impairment	-	430	-	242	-	-	-	672
Total impaired loans, excluding allowance	359	3,309	2,886	7,250	606	626	-	15,036
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

Impairment Status of Loans Receivable at June 30, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$20,682	$8,956	$-	$1,120	$1,169	$-	$-	$31,927
Loans acquired at fair value	417	4,077	3,419	10,168	614	626	-	19,321
Total impaired loans	$21,099	$13,033	$3,419	$11,288	$1,783	$626	$-	$51,248

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

    The following table presents information regarding the restructuring of the Company’s troubled debts during the three and six months ended December 31, 2013 and December 31, 2012 and any defaults during those periods of TDRs that were restructured within 12 months of the date of default.  There were no restructurings or applicable defaults of the Company’s troubled debt during the three and six months ended December 31, 2013.

Troubled Debt Restructurings of Loans Receivable at December 31, 2012
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(Dollars in Thousands)
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
(Dollars in Thousands)
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

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

11.  BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	December 31, 2013		June 30, 2013
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in thousands)

Maturing in years ending June 30:
2014	$225,000	0.42%	$105,000	0.39%
2021	810	4.94	854	4.94
2023	145,000	3.04	145,000	3.04
	370,810	1.46%	250,854	1.94%
Fair value adjustments	69		77
	$370,879		$250,931

At December 31, 2013, $225.0 million in advances are due within one year and are comprised entirely of 90-day advances.  The remaining $145.8 million in advances are due after one year of which $145.0 million are callable in April 2018.

At December 31, 2013, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $684.4 million and $196.4 million, respectively.  At June 30, 2013, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $433.2 million and $222.7 million, respectively.

Borrowings at December 31, 2013 and June 30, 2013 also included overnight borrowings in the form of depositor sweep accounts totaling $26.0 million and $36.8 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

12.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has entered into interest rate derivative agreements to manage the interest rate exposure relating to certain wholesale funding positions.  Such sources of wholesale funding included floating-rate brokered money market deposits indexed to one-month LIBOR as well as 90-day fixed-rate FHLB advances that are forecasted to be periodically redrawn at maturity for the same 90-day term as the original advance.  All the Company’s derivative agreements have been designated as cash flow hedges with changes in their fair value recorded as an adjustment through other comprehensive income on an after-tax basis.

The effects of derivative instruments on the Consolidated Financial Statements for December 31, 2013 and June 30, 2013 are as follows:

	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
At December 31, 2013:
Interest rate swaps:
Effective July 1, 2013	$165,000	$1,610	Other assets	July 1, 2018
Effective August 19, 2013	75,000	(561)	Other assets	August 20, 2018
Effective October 9, 2013	50,000	243	Other assets	October 9, 2018
Effective June 5, 2015	60,000	1,491	Other assets	June 5, 2020
Interest rate caps:
Effective June 5, 2013	40,000	1,375	Other assets	June 5, 2018
Effective July 1, 2013	35,000	1,251	Other assets	July 1, 2018
Total	$425,000	$5,409
At June 30, 2013:
Interest rate swaps:
Effective July 1, 2013	$165,000	$1,617	Other assets	July 1, 2018
Effective June 5, 2015	60,000	1,220	Other assets	June 5, 2020
Interest rate caps:
Effective June 5, 2013	40,000	1,485	Other assets	June 5, 2018
Effective July 1, 2013	35,000	1,323	Other assets	July 1, 2018
Total	$300,000	$5,645

	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(Dollars in Thousands)

Derivatives in cash flow hedges
For the three months ended December 31, 2013:
Interest rate swaps:
Effective July 1, 2013	$571	Not Applicable	$-
Effective August 19, 2013	293	Not Applicable	-
Effective October 9, 2013	144	Not Applicable	-
Effective June 5, 2015	372	Not Applicable	-
Interest rate caps:			-
Effective June 5, 2013	75	Not Applicable	-
Effective July 1, 2013	78	Not Applicable	-
Total	$1,533		$-
For the six months ended December 31, 2013:
Interest rate swaps:
Effective July 1, 2013	$(4)	Not Applicable	$-
Effective June 5, 2015	160	Not Applicable	-
Effective August 19, 2013	(333)	Not Applicable	-
Effective October 9, 2013	144	Not Applicable	-
Interest rate caps:			-
Effective June 5, 2013	(64)	Not Applicable	-
Effective July 1, 2013	(43)	Not Applicable	-
Total	$(140)		$-

There were no derivatives held by the Company at and for the six months ended December 31, 2012.

The Company has in place an enforceable master netting arrangement with each counterparty. All master netting arrangements include rights to offset associated with the Company’s recognized derivative assets, derivative liabilities, and cash collateral received and pledged. Accordingly, the Company, where appropriate, offsets all derivative asset and liability positions with the cash collateral received and pledged.  At December 31, 2013 and June 30, 2013, the Company’s derivatives were in net asset positions totaling $5,409,000 and $5,645,000, respectively, which were included in the balance of other assets as of those dates.  At December 31, 2013 and June 30, 2013, the gross asset positions were $5,970,000 and $5,645,000 and gross liability positions were $561,000 and $0, respectively.  Financial collateral required under the enforceable master netting arrangement in the amount of $4,480,000 and $5,500,000 at December 31, 2013 and June 30, 2013, respectively, were not included as offsetting amounts.

13.  BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

Service cost	$50	$58	$100	$116
Interest cost	84	77	168	154
Amortization of unrecognized past service
liability	12	12	24	24
Amortization of unrecognized net actuarial
(gain) loss	(1)	13	(2)	26

Net periodic benefit expense	$145	$160	$290	$320

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

The assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At December 31, 2013:
Debt securities available for sale:
U.S. agency securities	$-	$4,482	$-	$4,482
Obligations of state and political subdivisions	-	25,085	-	25,085
Asset-backed securities	-	72,582	-	72,582
Collateralized loan obligations	-	29,788	-	29,788
Corporate bonds	-	158,695	-	158,695
Trust preferred securities	-	6,424	1,000	7,424
Total debt securities	-	297,056	1,000	298,056
Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	57,989	-	57,989
Residential pass-through securities	-	526,248	-	526,248
Commercial pass-through securities	-	80,243	-	80,243
Total mortgage- backed securities	-	664,480	-	664,480
Total securities available for sale	$-	$961,536	$1,000	$962,536
Derivative instruments:
Interest rate swaps	$-	$2,783	$-	$2,783
Interest rate caps	-	2,626	-	2,626
Total derivatives	$-	$5,409	$-	$5,409

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2013:
Debt securities available for sale:
U.S. agency securities	$-	$5,015	$-	$5,015
Obligations of state and political subdivisions	-	25,307	-	25,307
Asset-backed securities	-	24,798	-	24,798
Collateralized loan obligations	-	78,486	-	78,486
Corporate bonds	-	159,192	-	159,192
Trust preferred securities	-	6,324	1,000	7,324
Total debt securities	-	299,122	1,000	300,122
Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	62,482	-	62,482
Residential pass-through securities	-	628,154	-	628,154
Commercial pass-through securities	-	90,016	-	90,016
Total mortgage- backed securities	-	780,652	-	780,652
Total securities available for sale	$-	$1,079,774	$1,000	$1,080,774
Derivative instruments:
Interest rate swaps	$-	$2,837	$-	$2,837
Interest rate caps	-	2,808	-	2,808
Total derivatives	$-	$5,645	$-	$5,645

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

The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs.  It is a part of a $40.0 million private placement with a coupon of 8.90% issued in

1998 and maturing in 2028.  Generally management has been unable to obtain a market quote due to a lack of trading activity for this security.  Consequently, the security’s fair value as reported at December 31, 2013 and June 30, 2013 is based upon the present value of its expected future cash flows assuming the security continues to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

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

For the three and six months ended December 30, 2013, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis.  For those same periods, there were no transfers of assets or liabilities within the fair valuation measurement hierarchy between Level 1 and Level 2 inputs.

The assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At December 31, 2013
Impaired loans	$-	$-	$10,966	$10,966
Real estate owned	-	-	-	-

At June 30, 2013
Impaired loans	$-	$-	$14,603	$14,603
Real estate owned	-	-	229	229

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
At December 31, 2013	(In Thousands)
Impaired loans	$10,966	Market valuation of underlying collateral (1)	Direct disposal costs (3)	6% - 10%
Real estate owned	$-	Market valuation property (2)	Direct disposal costs (3)	6% - 10%

At June 30, 2013
Impaired loans	$14,603	Market valuation of underlying collateral (1)	Direct disposal costs (3)	6% - 10%
Real estate owned	$229	Market valuation property (2)	Direct disposal costs (3)	6% - 10%

(1)	The fair value basis of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
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

At December 31, 2013, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $12.5 million and valuation allowances of $1.5 million reflecting fair values of $11.0 million.  By comparison, at June 30, 2013, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $16.7 million and valuation allowances of $2.1 million reflecting fair values of $14.6 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  For the year-to-date period ended December 31, 2013, there were no real estate properties whose carrying values were written down utilizing Level 3 inputs.  By comparison, real estate owned whose carrying value was written down utilizing Level 3 inputs during the year ended June 30, 2013 comprised one property with a fair value totaling $229,000.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2013 and June 30, 2013:

Cash and Cash Equivalents, Interest Receivable and Interest Payable.  The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities. See the discussion presented on Page 62 concerning assets measured at fair value on a recurring basis.

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

Interest Rate Derivatives.  See the discussion presented on Page 62 concerning assets measured at fair value on a recurring basis.

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented on Page 95.

The carrying amounts and estimated fair values of financial instruments are as follows:

	Carrying Amount and Fair Value Measurements at December 31, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In Thousands)
Financial assets:
Cash and cash equivalents	$153,292	$153,292	$153,292	$-	$-
Debt securities available for sale	298,056	298,056	-	297,056	1,000
Debt securities held to maturity	211,342	203,580	-	203,580	-
Loans receivable	1,543,295	1,527,610	-	-	1,527,610
Mortgage-backed securities available for sale	664,480	664,480	-	664,480	-
Mortgage-backed securities held to maturity	100,245	94,002	-	94,002	-
FHLB Stock	21,064	21,064	-	-	21,064
Interest receivable	7,925	7,925	7,925	-	-

Financial liabilities:
Deposits (A)	2,377,617	2,386,540	1,412,216	-	974,324
Borrowings	396,868	399,387	-	-	399,387
Interest payable on borrowings	1,028	1,028	1,028	-	-
Derivative instruments:
Interest rate swaps	2,783	2,783	-	2,783	-
Interest rate caps	2,626	2,626	-	2,626	-

(A)	Includes accrued interest payable on deposits of $70,000 at December 31, 2013.

	Carrying Amount and Fair Value Measurements at June 30, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In Thousands)
Financial assets:
Cash and cash equivalents	$127,034	$127,034	$127,034	$-	$-
Debt securities available for sale	300,122	300,122	-	299,122	1,000
Debt securities held to maturity	210,015	202,328	-	202,328	-
Loans receivable	1,349,975	1,359,799	-	-	1,359,799
Mortgage-backed securities available for sale	780,652	780,652	-	780,652	-
Mortgage-backed securities held to maturity	101,114	96,447	-	96,447	-
FHLB Stock	15,666	15,666	-	-	15,666
Interest receivable	8,028	8,028	8,028	-	-

Financial liabilities:
Deposits (A)	2,370,508	2,376,290	1,389,044	-	987,246
Borrowings	287,695	295,914	-	-	295,914
Interest payable on borrowings	938	938	938	-	-
Derivative instruments:
Interest rate swaps	2,837	2,837	-	2,837	-
Interest rate caps	2,808	2,808	-	2,808	-

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

15.  COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ equity at December 31, 2013 and June 30, 2013 are as follows:

	December 31, 2013	June 30, 2013
	(Dollars in thousands)

Net unrealized loss on securities available for sale	$(17,453)	$(7,375)
Tax effect	5,916	2,021
Net of tax amount	(11,537)	(5,354)

Fair value adjustments on derivatives	2,871	3,107
Tax effect	(1,173)	(1,269)
Net of tax amount	1,698	1,838

Benefit plan adjustments	(228)	(1,053)
Tax effect	93	430
Net of tax amount	(135)	(623)

Accumulated other comprehensive loss	$(9,974)	$(4,139)

Other comprehensive loss and related tax effects for the three and six months ended December 31, 2013 and December 31, 2012 are presented in the following table:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2013		2012	2013		2012
			(Dollars in thousands)

Net realized gain on securities available for sale (2)	$	(226)	$(1,097)	$	(226)	$(1,097)
Net unrealized holding loss on securities available for sale	$	(11,329)	$(8,172)	$	(9,852)	$(884)
Net unrealized gain (loss) on derivatives		2,591	-		(236)	-
Benefit plans:
Amortization of:
Actuarial (gain) loss (1)		(1)	13		(2)	26
Past service cost (1)		12	12		24	24
New actuarial gain (loss)		-	-		803	(1,186)
Net change in benefit plans accrued expense		11	25		825	(1,136)
Other comprehensive loss before taxes		(8,953)	(9,244)		(9,489)	(3,117)
Tax effect (3)		3,366	3,748		3,654	1,288
Other comprehensive loss		$(5,587)	$(5,496)		$(5,835)	$(1,829)

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 13 – Benefit Plans for additional information
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in gain on sale of securities.
(3)
The amounts included in income taxes for items reclassified out of accumulated other comprehensive income totaled $(89), $244, $(422) and $(916) for the three and six months ended December 31, 2013 and 2012, respectively.

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

Comparison of Financial Condition at December 31, 2013 and June 30, 2013

General.  Total assets increased by $113.7 million to $3.26 billion at December 31, 2013 from $3.15 billion at June 30, 2013.  The increase in total assets was primarily attributable to increases in the balances of loans, FHLB stock and cash and cash equivalents that were partially offset by a decline in the balance of mortgage-backed securities.  The net increase in total assets was complemented by increases in the balances of deposits and borrowings that were partially offset by a decline in stockholders’ equity.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, increased by $26.3 million to $153.3 million at December 31, 2013 from $127.0 million at June 30, 2013.  The increase in the balance of cash and cash equivalents at December 31, 2013 primarily reflected additional cash held to fulfill the Company’s commitment to fund $39.0 million of new commercial mortgage loans that closed during the first week of January 2014.

Notwithstanding the additional liquidity held at December 31, 2013, the Company generally expects to continue maintaining the average balance of interest-earning and non-interest-earning cash and equivalents at comparatively lower levels than those maintained during prior years to reduce the opportunity cost of holding excess liquidity in the current low rate environment.   Management will continue to monitor the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives – particularly those relating to the expansion of its commercial lending functions.  The Company may alter its liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

Debt Securities Available for Sale.  Debt securities classified as available for sale decreased by $2.1 million to $298.1 million at December 31, 2013 from $300.1 million at June 30, 2013.  The net decrease primarily reflected security sales of totaling $55.4 million during the six months ended December 31, 2013 that were partially offset by security purchases totaling $55.2 million during the same period.  The security sales primarily reflected the Company’s decision to reduce its investment in certain collateralized loan obligations that may become ineligible investments under the terms of the “Volcker Rule” whose provisions were enacted by regulatory agencies during the quarter ended December 31, 2013 in conjunction with the ongoing adoption and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Security purchases for the period primarily reflect the reinvestment of the security sale proceeds into other eligible sectors within the portfolio.

The net change in debt securities available for sale also reflected a net increase in the net unrealized loss within the portfolio coupled with repayments of principal attributable to amortization during the first six months of fiscal 2014.  The net unrealized loss for this portfolio increased by $1.5 million to $6.7 million at December 31, 2013 from $5.2 million at June 30, 2013.  The increase in the net unrealized loss was primarily attributable to declines in the fair value of several sectors within the portfolio that resulted from recent increases in market interest rates.  Partially offsetting these declines was an increase in the fair value of the Company’s investment in single-issuer, trust preferred securities whose unrealized losses decreased by $95,000 to $1.5 million at December 31, 2013 from $1.6 million at June 30, 2013.

At December 31, 2013, the available for sale debt securities portfolio included U.S. agency debentures, single-issuer trust preferred securities, corporate bonds, asset-backed securities, collateralized loan obligations and municipal obligations.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities available for sale at December 31, 2013 is presented in Note 7 and Note 9 to the unaudited consolidated financial statements.

Debt Securities Held to Maturity.  Debt securities classified as held to maturity increased by $1.3 million to $211.3 million at December 31, 2013 from $210.0 million at June 30, 2013.  The net increase primarily reflected purchases of municipal obligations totaling $2.5 million during the six months ended December 31, 2013 that were partially offset by maturities and repayments of such securities during that same period.

At December 31, 2013, the held to maturity debt securities portfolio included U.S. agency debentures and municipal obligations, a small portion of which represent non-rated, short term, bond anticipation notes (“BANs”) issued by New Jersey municipalities with whom the Bank maintains or seeks to maintain deposit relationships.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities held to maturity at December 31, 2013 is presented in Note 8 and Note 9 to the unaudited consolidated financial statements.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $193.3 million to $1.54 billion at December 31, 2013 from $1.35 billion at June 30, 2013.  The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the six months ended December 31, 2013.

Residential mortgage loans, including home equity loans and lines of credit, increased by $7.4 million to $615.4 million at December 31, 2013 from $608.1 million at June 30, 2013.  The components of the net increase included an increase in the balance of one-to-four family first mortgage loans of $10.2 million to $510.8 million at December 31, 2013 from $500.6 million at June 30, 2013.  Partially offsetting this increase was a net reduction in the balance of home equity loans of $2.0 million to $78.9 million at December 31, 2013 from $80.8 million for those same comparative periods.  Additionally, the balance of home equity lines of credit decreased by $875,000 to $25.7 million at December 31, 2013 from $26.6 million at June 30, 2013.

Residential mortgage loan activity for the six months ended December 31, 2013 continues to reflect the Company’s diminished strategic focus on such loans coupled with the reduced level of “new purchase” loan demand resulting from a weak economy and lower real estate values.  The modest increase in the outstanding balance of the portfolio reflected slowing refinancing activity resulting primarily from longer-term mortgage rates increasing from their historical lows during the current period.  Such increases in mortgage rates were largely attributable to market expectations for a reduction or “tapering” in the Federal Reserve’s efforts to stimulate the economy by maintaining longer-term interest rates at historically low levels through quantitative easing.  Through this policy, the Federal Reserve has aggressively purchased mortgage-backed securities in the open market thereby driving the yield on such securities, and their underlying mortgage loans, to historical lows.  Slowing the rate of such purchases by the Federal Reserve is expected to result in an increase in longer-term interest rates.  The likelihood of such action by the Federal Reserve was reinforced by their formal announcement in December 2013 indicating their expectation to begin the process of tapering in early 2014.

As a portfolio lender cognizant of potential exposure to interest rate risk, the Bank has generally refrained from lowering its long-term, fixed-rate residential mortgage rates to the levels available in the marketplace.  Consequently, a portion of the Company’s residential mortgage borrowers may continue to seek long-term, fixed-rate refinancing opportunities from other market resources resulting in further declines in the outstanding balance of its residential mortgage loan portfolio.

In total, residential mortgage loan origination and purchase volume for the six months ended December 31, 2013 was $50.1 million and $10.3 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $18.4 million for that same period.

Commercial loans, in aggregate, increased by $190.4 million to $927.9 million at December 31, 2013 from $737.5 million at June 30, 2013.  The components of the aggregate increase included an increase in commercial mortgage loans totaling $195.4 million that was partially offset by a decline in commercial business loans of $5.0 million.  The ending balances of commercial mortgage loans and commercial business loans at December 31, 2013 were $862.3 million and $65.6 million, respectively.  Commercial loan origination volume for the six months ended December 31, 2013 totaled $212.1 million comprising $203.8 million and $8.3 million of commercial mortgage and commercial business loans originations, respectively.  Commercial loan originations were augmented with the purchase of commercial loan participations totaling $48.0 million during the six months ended December 31, 2013.

The outstanding balance of construction loans, net of loans-in-process, decreased by $3.0 million to $8.9 million at December 31, 2013 from $11.9 million at June 30, 2013.  Construction loan disbursements for the six months ended December 31, 2013 totaled $2.4 million.

Finally, other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased $70,000 to $4.4 million at December 31, 2013 from $4.3 million at June 30, 2013.  Other loan originations for the six months ended December 31, 2013 totaled approximately $974,000.

Additional information regarding loans receivable at December 31, 2013 is presented in Note 10 to the unaudited consolidated financial statements.

Nonperforming Loans.  At December 31, 2013, nonperforming loans decreased by $5.0 million to $25.9 million or 1.67% of total loans from $30.9 million or 2.27% of total loans as of June 30, 2013.  The balance of nonperforming loans at December 31, 2013 included $25.4 million and $522,000 of “nonaccrual” loans and loans reported as “over 90 days past due and accruing”, respectively.  By comparison, the balance of nonperforming loans at June 30, 2013 was comprised entirely of “nonaccrual” loans.

The composition of nonperforming loans at December 31, 2013 continued to include a disproportionate balance of residential mortgage loans originally acquired from Countrywide Home Loans, Inc. (“Countrywide”) which continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP (“BOA”).  In total, nonperforming Countrywide loans totaled $8.9 million or 34.3% of total nonperforming loans at December 31, 2013.  As of that same date, the Company owned a total of 84 residential mortgage loans with an aggregate outstanding balance of $37.3 million that were originally acquired from Countrywide.  Of these loans, an additional five loans totaling $1.6 million are 30-89 days past due and are in various stages of collection.

Additional information about the Company’s nonperforming loans at December 31, 2013 is presented in Note 10 to the unaudited consolidated financial statements.

Allowance for Loan Losses.  During the six months ended December 31, 2013, the balance of the allowance for loan losses increased by approximately $597,000 to $11.5 million or 0.74% of total loans at December 31, 2013 from $10.9 million or 0.80% of total loans at June 30, 2013.  The increase resulted from provisions of $1.7 million during the six months ended December 31, 2013 that were partially offset by charge offs, net of recoveries, totaling approximately $1.1 million.

With regard to loans individually evaluated for impairment, the balance of the Company’s allowance for loan losses attributable to such loans decreased by $599,000 to $1.5 million at December 31, 2013 from $2.1 million at June 30, 2013.  The balance of this portion of the allowance at December 31, 2013 reflected the allowance for impairment identified on $4.0 million of impaired loans while an additional $33.7 million of impaired loans had no allowance for impairment as of that date.  By comparison, the comparable portion of the allowance at June 30, 2013 reflected the impairment identified on $4.7 million of impaired loans while an additional $34.8 million of impaired loans had no impairment as of that date. The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of the Company’s allowance for loan losses attributable to such loans increased by $1.2 million to $10.0 million at December 31, 2013 from $8.8 million at June 30, 2013.  The increase in the balance of this portion of the allowance largely reflected the additional allowance attributable to an overall increase of $196.7 million in the non-impaired portion of the loan portfolio between comparative periods.  The increase in the allowance also reflected changes in the Company’s historical and environmental loss factors made in accordance with its allowance for loan loss calculation methodology as discussed earlier.

Specifically, the Company’s loan portfolio experienced a net annualized average charge-off rate of 15 basis points during the six months ended December 31, 2013 representing a decrease of 13 basis points from the 28 basis points of charge offs reported for fiscal 2013.  The historical loss factors used in the Company’s allowance for loan loss calculation methodology were updated to reflect the effect of these charge offs on the average annualized historical charge off rates by loan segment over the two year look-back period used by that methodology.  In conjunction with the net changes to the outstanding balance of the applicable loans, the changes to these factors resulted in a net decrease of $214,000 in the applicable portion of the allowance to $2.2 million at December 31, 2013 from $2.4 million as of June 30, 2013.

Regarding environmental loss factors, changes to such factors during the six month period ended December 31, 2013 were limited to increases applicable to the Company’s acquired portfolio of SBA loans.  All such loans were initially recorded at fair value at acquisition reflecting any impairment identified on such loans at that time.  Subsequent to their acquisition, however, the Company has identified and recognized additional impairment and charge offs attributable to this subset of acquired loans.  While the level of this “post-acquisition” impairment has generally been limited, the Company considers such losses in developing the environmental loss factors used to calculate the required allowance applicable to the non-impaired portion of such loans.  In recognition of these considerations, the Company has modified the following environmental loss factors applicable to the acquired SBA loans during the six months ended December 31, 2013 from those levels that were in effect at June 30, 2013:

• Level of and trends in nonperforming loans:  Increased (+3) from “12” to “15” reflecting continuing increases in the level of nonperforming loans and associated losses within the portfolio segment.

Given their prior acquisition at fair value, the environmental loss factors established for loans acquired though business combinations generally reflect a comparatively lower level of risk than those applicable to the remaining portfolio.  The level of environmental loss factors attributable to these loans continue to be monitored and adjusted, as above, to reflect the Company’s best judgment as to the level of incurred losses on the acquired loans that are collectively evaluated for impairment.

  In conjunction with the net changes to the outstanding balance of the applicable loans, the noted increase in the environmental loss factors resulted in a net increase of $1.4 million in the applicable valuation allowances to $7.8 million at December 31, 2013 from $6.4 million at June 30, 2013.

The following tables present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at December 31, 2013 and June 30, 2013.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at December 31, 2013
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
Residential mortgage loans
Originated	0.06%	0.30%	0.36%
Purchased	2.58%	0.75%	3.33%
Acquired in merger	1.62%	0.24%	1.86%
Home equity loans
Originated	0.13%	0.36%	0.49%
Acquired in merger	0.35%	0.24%	0.59%
Home equity lines of credit
Originated	0.00%	0.36%	0.36%
Acquired in merger	0.00%	0.24%	0.24%
Construction loans
1-4 family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Commercial mortgage loans
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Nonresidential
Originated	0.10%	0.72%	0.82%
Acquired in merger	0.00%	0.24%	0.24%
Commercial business loans
Secured (1-4 family)
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Secured (Other)
Originated	0.08%	0.72%	0.80%
Acquired in merger	0.06%	0.24%	0.30%
Unsecured
Originated	0.00%	0.57%	0.57%
Acquired in merger	0.00%	0.18%	0.18%

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at December 31, 2013 (continued)
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
SBA 7A
Originated	0.00%	0.72%	0.72%
Acquired in merger	19.01%	0.27%	19.28%
SBA Express
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.27%	0.27%
SBA Line of Credit
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.52%	0.27%	0.79%
SBA Other
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.27%	0.27%
Other consumer loans (1)	-	-	-
________________________________________________
(1)  The Company generally maintains an environmental loss factor of 0.18% - 0.27% on other consumer loans while historical loss factors range from 0.00% to 60.23% based on loan type. Resulting balances in the allowance for loan losses are immaterial and therefore excluded from the presentation.

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

Additional information about the Company’s allowance for loan losses at December 31, 2013 is presented in Note 10 to the unaudited consolidated financial statements.

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale decreased by $116.2 million to $664.5 million at December 31, 2013 from $780.7 million at June 30, 2013.  The net decrease partly reflected sales of securities totaling $52.1 million during the six months ended December 31, 2013 partially offset by purchases totaling $17.1 million during the same period.  The proceeds from mortgage-backed security sales were primarily used to fund loan growth during the period while security purchases represented 30-year, fixed-rate agency MBS that were acquired based upon their Community Reinvestment Act eligibility.

The net decrease in mortgage-backed securities available for sale also reflected cash repayment of principal, net of discount accretion and premium amortization as well as an aggregate decrease in the fair value of the applicable securities resulting in an increase in the unrealized loss in the portfolio between comparative periods.

At December 31, 2013, the available for sale mortgage-backed securities portfolio included agency pass-through securities and agency collateralized mortgage obligations.  Based on its evaluation,

management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities available for sale at December 31, 2013 is presented in Note 7 and Note 9 to the unaudited consolidated financial statements.

Mortgage-backed Securities Held to Maturity.  Mortgage-backed securities held to maturity, decreased by $869,000 to $100.2 million at December 31, 2013 from $101.1 million at June 30, 2013.  The decrease was largely attributable to cash repayment of principal, net of discount accretion and premium amortization.

At December 31, 2013, the held to maturity mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations.  As of that date, the Company also held a nominal balance of non-agency mortgage-backed securities whose aggregate carrying values and market values totaled $93,000 and $93,000, respectively.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities held to maturity at December 31, 2013 is presented in Note 8 and Note 9 to the unaudited consolidated financial statements.

Other Assets.  The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, bank owned life insurance, deferred income taxes and other miscellaneous assets, increased by $11.9 million to $288.3 million at December 31, 2013 from $276.4 million at June 30, 2013.  The increase in other assets partly reflected a $5.4 million increase in the investment in FHLB stock resulting from an increase in the Bank’s mandatory investment attributable to the increase in the balance of borrowings with the FHLB.  The change also reflected a $3.5 million increase in net deferred income tax assets resulting primarily from increases in the unrealized losses within the available for sale securities portfolio and a $1.4 million increase in the cash surrender value of the Company’s bank owned life insurance.

The balance of real estate owned (“REO”), included in other assets, increased by $319,000 to $2.4 million at December 31, 2013 from $2.1 million at June 30, 2013 while the number of properties held in REO increased to ten from eight for those same comparative periods, respectively.  The net change in the carrying value and number of REO properties reflected the acquisition and sale of several properties during the period.  Two properties with aggregate carrying values totaling $273,000 and $245,000, respectively, were under contract for sale at December 31, 2013 with such values generally reflecting the net sale proceeds that the Bank expects to receive based upon the terms of that contract.

The remaining increases and decreases in other assets generally comprised normal growth or operating fluctuations in their respective balances.

Deposits.  The balance of total deposits increased by $7.1 million to $2.38 billion at December 31, 2013 from $2.37 billion at June 30, 2013.  The net increase in deposit balances reflected a $4.5 million increase in interest-bearing deposits as well as an increase of $2.6 million in non-interest-bearing checking accounts.  The increase in interest-bearing deposit accounts comprised a $14.5 million increase in interest-bearing checking accounts coupled with a $6.1 million increase in savings accounts.  These increases were partially offset by a $16.1 million decline in certificates of deposit.

   The increase in interest-bearing checking accounts largely reflected aggregate growth in retail accounts while the balance of the Company’s brokered money market deposits remained generally stable between comparative periods.  The Company’s brokered money market deposits were originally acquired through Promontory Interfinancial Network’s Insured Network Deposits (“IND”) program in conjunction with the wholesale funding transactions completed during the latter half of fiscal 2013.  The Company’s IND deposit balances totaled approximately $229.5 million at December 31, 2013 compared to $229.6 million at June 30, 2013.

  The net decline in the balance of certificates of deposit partly reflects the Company’s active management of deposit pricing during the six months ended December 31, 2013 to support net interest rate spread and margin which continued to allow for some degree of controlled outflow of shorter-term retail time deposits.  However, the net change in certificate of deposit balances also reflected the Company’s efforts to extend the duration of its time deposits for interest rate risk management purposes.  Toward that end, the Bank increased its offering rates on certain longer-term retail time deposits during the quarter ended December 31, 2013 with an emphasis on attracting “new money” within the four-to-five year maturity tranche.  Concurrently, the Bank also began to utilize a deposit listing service through which it has attracted “non-brokered” wholesale time deposits targeting institutional investors with a three-to-five investment horizon.  The Bank generally prohibits the withdrawal of its listing service deposits prior to maturity further reinforcing the resiliency of those deposits in a rising rate environment.  The balance of the Bank’s listing service deposits totaled approximately $9.0 million at December 31, 2013 with the balance of funding expected to increase over the near term.  Finally, the Bank acquired a small portfolio of longer-term, brokered certificates of deposit during the current quarter whose balances totaled approximately $19.2 million at December 31, 2013.

Borrowings.  The balance of borrowings increased by $109.2 million to $396.9 million at December 31, 2013 from $287.7 million at June 30, 2013.  The reported increase primarily reflected an additional $120.0 million of FHLB advances drawn primarily to fund loan growth during the period.  For interest rate risk management purposes, the Company has utilized interest rate derivatives to effectively swap the rolling 90-day maturity/repricing characteristics of the new borrowings into fixed rate for five years.

The change in borrowing balances also reflected a $10.8 million decline in the balance of customer sweep accounts to $26.0 million at December 31, 2013 from $36.8 million at June 30, 2013.  Sweep accounts are short-term borrowings representing funds that are withdrawn from a customer’s non-interest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Company.

Other Liabilities.  The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased by $576,000 to $20.0 million at December 31, 2013 from $19.5 million at June 30, 2013 reflecting normal operating fluctuations in such balances.

Stockholders’ Equity.  Stockholders’ equity decreased $3.2 million to $464.5 million at December 31, 2013 from $467.7 million at June 30, 2013.  The decrease was partly attributable a $5.8 million increase in accumulated other comprehensive loss due primarily to a net decline in the fair value of the Company’s available for sale securities that was partially offset by an increase in the fair value of its derivatives portfolio.  The net decline in stockholders’ equity also reflected a $3.8 million increase in Treasury stock resulting from the Company’s repurchase of 365,880 shares of its common stock during the period at an average price of $10.36 per share.  These decreases were partially offset by $5.6 million in net income coupled with a reduction of unearned ESOP shares for plan shares earned during the current period.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and December 31, 2012

General.  The Company reported net income of $2,987,000 or $0.05 per diluted share for the three months ended December 31, 2013; an increase of $1,810,000 compared to net income of $1,177,000 or $0.02 per diluted share for the three months ended December 31, 2012.  The increase in net income between comparative quarters reflected an increase in net interest income coupled with a decrease in the provision for loan losses that were partially offset by a decline in non-interest income and an increase in non-interest expense.  In total, these factors resulted in an overall increase in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the three months ended December 31, 2013 was $18.5 million, an increase of $2.5 million from $16.0 million for the three months ended December 31, 2012.  The increase in net interest income between the comparative periods resulted from an increase in interest income coupled with a decline in interest expense.  In general, the increase in interest income was attributable to an increase in the average balance of interest-earning assets that was partially offset by a decrease in their average yield.  The decrease in interest expense primarily reflected a decline in the cost of interest-bearing liabilities that was partially offset by an increase in their average balance.

As a result of these factors, the Company’s net interest rate spread increased eight basis points to 2.33% for the three months ended December 31, 2013 from 2.25% for the three months ended December 31, 2012.  The increase in the net interest rate spread reflected a 20 basis point decrease in the cost of interest-bearing liabilities to 0.85% from 1.05% that was partially offset by decline in the yield on earning assets of 12 basis points to 3.18% from 3.30% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the increase in net interest rate spread were also reflected in the Company’s net interest margin.  However, those effects were partially offset by other factors resulting in a four basis point increase in the Company’s net interest margin to 2.46% for the three months ended December 31, 2013 from 2.42% for the three months ended December 31, 2012.  The additional factors resulting in the comparatively smaller increase in net interest margin include the foregone interest income associated with the use of earning assets to fund the Company’s share repurchase programs.  For the three months ended December 31, 2013, the average balance of treasury stock increased by $5.8 million to $74.6 million from $68.9 million for the three months ended December 31, 2012.

Interest Income.  Total interest income increased by $2.1 million to $23.9 million for the three months ended December 31, 2013 from $21.8 million for the three months ended December 31, 2012.  As noted above, the increase in interest income reflected a $362.2 million increase in the average balance of interest-earning assets to $3.01 billion for the quarter ended December 31, 2013 from $2.64 billion for the quarter ended December 31, 2012.  The effect on interest income from the increase in average balance was partially offset by a 12 basis point decline in the average yield on interest earning assets to 3.18% from 3.30% those same comparative periods.

Interest income from loans increased $1.3 million to $16.5 million for the three months ended December 31, 2013 from $15.2 million for the three months ended December 31, 2012.  The increase in interest income on loans was attributable to an increase in their average balance that was partially offset by a decrease in their average yield.

The average balance of loans increased by $230.9 million to $1.51 billion for the three months ended December 31, 2013 from $1.28 billion for the three months ended December 31, 2012.  The reported increase in the average balance of loans reflected an aggregate increase of $281.0 million in the average balance of commercial loans to $885.4 million for the three months ended December 31, 2013 from $604.4 million for the three months ended December 31, 2012.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

 The increase in the average balance of commercial loans was partially offset by a decline in the average balance of residential mortgage loans which decreased by $42.2 million to $616.6 million for the three months ended December 31, 2013 from $658.8 million for the three months ended December 31, 2012.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit.

The net increase in the average balance of loans also reflected a $7.0 million decline in the average balance of construction loans whose aggregate average balances decreased to $9.7 million for the three months ended December 31, 2013 from $16.7 million for the three months ended December 31, 2012.  For those same comparative periods, the average balance of consumer loans also decreased by $216,000 to $4.4 million from $4.6 million.

The effect on interest income attributable to the increase in the average balance of loans was partially offset by a decrease in their average yield.  The average yield on loans decreased by 37 basis points to 4.36% for the three months ended December 31, 2013 from 4.73% for the three months ended December 31, 2012.  The reduction in the overall yield on the Company’s loan portfolio primarily reflects the effect of loan origination volume at comparatively lower market interest rates than the aggregate portfolio coupled with the effects of the downward re-pricing of adjustable-rate loans.

Interest income from mortgage-backed securities decreased $657,000 to $5.5 million for the three months ended December 31, 2013 from $6.2 million for the three months ended December 31, 2012.   The decrease in interest income reflected a decline in the average balance of mortgage-backed securities that was partially offset by an increase in their average yield.  The average balance of mortgage-backed securities decreased $280.2 million to $835.9 million for the three months ended December 31, 2013 from $1.12 billion for the three months ended December 31, 2012.  For those same comparative periods, the average yield on mortgage-backed securities increased 42 basis points to 2.63% for the three months ended December 31, 2013 from 2.21% for the three months ended December 31, 2012.

The decrease in the average balance of mortgage-backed securities primarily reflected the net effects of the restructuring and wholesale growth transactions completed during the latter half of fiscal 2013.  The decrease in average balance also reflected other security sales and principal repayments outpacing the level of other security purchases during the period.  As noted earlier, a significant portion of mortgage-backed security sale proceeds during the current fiscal year have been used to fund commercial loan originations while the purchases of such securities have resulted largely from the Bank’s Community Reinvestment Act commitments.

The increase in the overall yield of the mortgage-backed securities portfolio was primarily attributable to a decrease in purchased premium amortization during the current quarter arising from a reduction in loan prepayments reflecting the overall increase in longer-term market interest rates during the quarter that reduced the incentive for borrowers to refinance.

Interest income from non-mortgage-backed securities increased $1.4 million to $1.7 million for the three months ended December 31, 2013 from $280,000 for the three months ended December 31, 2012.  The increase in interest income reflected increases in both the average balance and average yield of non-mortgage-backed securities between comparative periods.  The average balance of these securities increased $408.3 million to $513.7 million for the three months ended December 31, 2013 from $105.4 million for the three months ended December 31, 2012.  For those same comparative periods, the average yield on non-mortgage-backed securities increased by 24 basis points to 1.31% from 1.07%.

The increase in the average balance of non-mortgage-backed securities primarily reflected the net effects of the restructuring and wholesale growth transactions completed during the latter half of fiscal 2013.  The increase in average balance also reflected other security purchases outpacing the level of other sales and principal repayments during the period.

The increase in the average balance of non-mortgage backed securities included a $315.7 million increase in the average balance of taxable securities to $419.0 million during the three months ended December 31, 2013 from $103.3 million during the three months ended December 31, 2012.  For those same comparative periods, the average balance of tax-exempt securities increased by $92.6 million to $94.7 million from $2.1 million.

The increase in the average yield on non-mortgage backed securities reflected a 10 basis point increase in the yield of taxable securities to 1.17% during the three months ended December 31, 2013 from 1.07% during the three months ended December 31, 2012 augmented by an 87 basis point increase in the average yield on tax-exempt securities to 1.94% from 1.07% between those same comparative periods.  The changes in the average yields of the taxable and tax-exempt sectors of the non-mortgage-backed securities portfolios primarily reflected the restructuring and wholesale growth transactions completed during the latter half of fiscal 2013 coupled with the effects of other security purchases and sales within the portfolio during the current fiscal year.

Interest income from other interest-earning assets increased by $43,000 to $238,000 for the three months ended December 31, 2013 from $195,000 for the three months ended December 31, 2012.  The increase in interest income was primarily attributable to an 11 basis point increase in average yield to 0.67% for the three months ended December 31, 2013 from 0.56% for the three months ended December 31, 2012.  For those same comparative periods, the average balance of other interest-earning assets increased by $3.3 million to $142.9 million from $139.7 million.

The nominal change in the average balance of other interest-earning assets between comparative periods largely reflects a consistent level of such assets maintained by the Company in the aggregate between comparative periods.  The corresponding increase in the average yield, however, reflects proportionately greater average balances of higher yielding assets within the category, such as FHLB stock, in relation to other, lower yielding asset types such as interest-bearing deposits.

Interest Expense.  Total interest expense decreased $350,000 to $5.5 million for the three months ended December 31, 2013 from $5.8 million for the three months ended December 31, 2012.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 20 basis points to 0.85% for the three months ended December 31, 2013 from 1.05% for the three months ended December 31, 2012.  The decrease in the average cost was partially offset by a $355.1 million increase in the average balance of interest-bearing liabilities to $2.57 billion from $2.22 billion for the same comparative periods.

Interest expense attributed to deposits decreased $179,000 to $3.6 million for the three months ended December 31, 2013 from $3.8 million for the three months ended December 31, 2012.  The decrease in interest expense was attributable to a decline in the average cost of interest-bearing deposits that was partially offset by an increase in their average balance.

  The cost of interest-bearing deposits declined by 10 basis points to 0.67% for the three months ended December 31, 2013 from 0.77% for the three months ended December 31, 2012.  The reported decline in the average cost was reflected in the decreases in the average costs of certificates of deposit and savings accounts that were partially offset by an increase in the average cost of interest-bearing checking accounts.  For those comparative periods, the average cost of certificates of deposit declined 16 basis points to 1.02% from 1.18% while the average cost of savings accounts decreased five basis points to 0.16% from 0.21%.

In contrast, the average cost of interest-bearing checking accounts increased by 14 basis points to 0.53% for the three months ended December 31, 2013 from 0.39% for the three months ended December 31, 2012.  The increase in cost primarily reflected the effect of money-market deposits maintained as a wholesale funding source through Promontory Interfinancial Network’s Insured Network Deposits (“IND”) program in conjunction with the wholesale growth transactions completed during the latter half of fiscal 2013.  The comparatively higher cost of such “non-retail” funding in relation to the Company’s “retail” money market accounts primarily reflects the use of derivatives instruments to hedge the interest rate risk of that floating rate funding source for a period of five years.

The overall decrease in the average cost of interest-bearing deposits was partially offset by a $184.9 million increase in their average balance to $2.15 billion for the three months ended December 31, 2013 from $1.97 billion for the three months ended December 31, 2012.  The reported increase in the average balance was primarily attributable to a $243.4 million increase in the average balance of interest-bearing checking accounts to $727.4 million for the three months ended December 31, 2013 from $483.9 million for the three months ended December 31, 2012.  The reported increase in the average balance of interest-bearing checking accounts was largely attributable to the “non-retail” money market funding that was acquired in conjunction with the wholesale growth transactions noted above.  The average balance of this funding source totaled $226.3 million for the three months ended December 31, 2013 with no such balances being reported during the earlier comparative period.

The increase in interest-bearing deposits also reflected a $31.4 million increase in the average balance of savings accounts to $467.3 million for the three months ended December 31, 2013 from $436.0 million for the three months ended December 31, 2012.

The reported increases in average balance of interest-bearing checking and savings accounts were partially offset by a decline in the average balance of certificates of deposit.  For those same comparative periods, the average balance of certificates of deposit decreased $89.9 million to $955.6 million from $1.05 billion.  As noted earlier, the reported decline in certificates of deposit was largely attributable to the Company’s active management of deposit pricing to support net interest rate spread and margin which continued to allow for some degree of controlled outflow of short-term time deposits during the six months ended December 31, 2013.  Partially offsetting this decline was an increase in average balance of longer-term certificates of deposit originated through the Bank’s retail branch and “non-retail” deposit listing service resources.

Interest expense attributed to borrowings decreased by $171,000 to $1.9 million for the three months ended December 31, 2013 from $2.0 million for the three months ended December 31, 2012.  The decrease in interest expense on borrowings reflected a decrease in their average cost that was partially offset by an increase in their average balance.  The average cost of borrowings decreased by 145 basis points to 1.76% for the three months ended December 31, 2013 from 3.21% for the three months ended December 31, 2012.  For those same comparative periods, the average balance of borrowings increased $170.2 million to $423.7 million from $253.5 million.

The decrease in the average cost of borrowings and the increase in their average balance partly reflected the effects of restructuring and wholesale growth transactions completed during the latter half of fiscal 2013.   The decrease also reflects effects of the additional FHLB advances drawn during the first six months of the current fiscal year as well as the effects of the associated interest rate derivatives used to hedge the cost of those advances.  In total, the average cost of FHLB advances decreased by 179 basis points to 1.87% for the three months ended December 31, 2013 from 3.66% for the three months ended December 31, 2012.  For those same comparative periods, the average balance of FHLB advances increased by $172.0 million to $388.7 million from $216.7 million.

The noted increase in the average balance of FHLB advances was partially offset by a $1.9 million decrease in the average balance of other borrowings to $35.0 million for the three months ended December 31, 2013 from $36.9 million for the three months ended December 31, 2012.  For those same comparative periods, the average cost of other borrowings declined by five basis points to 0.50% from 0.55%.  Other borrowings primarily include depositor overnight sweep accounts.

Provision for Loan Losses.  The provision for loan losses decreased by $834,000 to $559,000 for the three months ended December 31, 2013 from $1.4 million for the three months ended December 31, 2012.  The decrease in the provision primarily reflected a lower level of specific losses recognized on nonperforming loans individually reviewed for impairment coupled with an overall reduction in net charge offs between comparative periods.  This net reduction in provision expense was partially offset by a greater provision for loan losses on non-impaired loans due largely to their comparatively greater aggregate growth during the current period.  Non-impaired loans are collectively evaluated for impairment using historical and environmental loss factors which were updated during the current period in accordance with the Bank’s allowance for loan loss calculation methodology.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended December 31, 2013 is presented in Note 10 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2013 and June 30, 2013 presented earlier.

Non-Interest Income. Non-interest income decreased $356,000 to $1.9 million for the three months ended December 31, 2013 from $2.3 million for the three months ended December 31, 2012.    However, excluding gains and losses on the sale of securities and real estate owned (“REO”), non-interest income increased by $276,000 between those same comparative periods.  The increase in non-interest income, as adjusted, was largely attributable to a $314,000 increase in income from bank owned life insurance that was due primarily to an increase in the average balance of the underlying insurance assets between comparative periods.  The increase in non-interest income also reflected increases in electronic banking and other fees and service charges due to an increase in applicable transaction activity.  Partially offsetting these increases was a $62,000 decline in miscellaneous income due largely to reduced levels of REO rental income between comparative periods.

The overall decrease in non-interest income also reflected an $871,000 decline in security sale gains reflecting a lower level of net gains arising from security sales during the current period.  This decline in non-interest income was partially offset by the absence in the current period of losses on the sale and write down of REO that totaled $239,000 during the earlier comparative period.

Non-Interest Expenses.  Non-interest expense increased by $366,000 to $15.6 million for the three months ended December 31, 2013 from $15.2 million for the three months ended December 31, 2012.  The net increase in non-interest expense primarily reflected increases in equipment and systems expense, federal deposit insurance expense and miscellaneous expense.   These increases were partially offset by declines in certain employee compensation and premises occupancy expenses. Less noteworthy increases and decreases in other categories of non-interest expense reflected normal operating fluctuations within those categories.

The reported increase in equipment and systems expense was largely attributable to certain expenses relating to the Company's upcoming conversion of its primary core processing and related customer-facing systems to more robust and enhanced systems provided by Fiserv, Inc. (“Fiserv”).  The Company had previously selected and engaged Fiserv to be its primary source of internal and customer-facing technology solutions including, but not limited to, core and item processing, Internet banking and electronic bill payment, and ATM/debit card management and processing.  Fiserv will also provide the Company with technology solutions supporting data communications, electronic document management, data warehouse and reporting, financial accounting and analysis as well as certain forms of loan and credit-related analyses.  Through the relationship with Fiserv, the Company also intends to enhance and expand its technology-based services offerings to include mobile banking, person-to-person payments and online account opening.

The conversions to the Fiserv platform are expected to take place during the third and fourth quarters of fiscal 2014 during which the Company expects to incur additional one-time conversion- related expenses.  However, upon completing all applicable system conversions and integrations with Fiserv, the Company anticipates that its recurring technology service provider expenses will be reduced by approximately $1.0 million per year.  Such anticipated cost savings are based upon the current composition and transactional characteristics of the Company’s customer account base and may vary over time based upon changes to those factors.

The reported increase in deposit insurance expense reflects an increase in the Bank’s FDIC insurance premiums arising primarily from the growth in the Bank’s total assets which, when offset by tangible capital, generally establishes the calculation basis of those premiums.

The increase in miscellaneous expense includes the recognition of certain costs associated with professional services rendered in support of the Company’s strategic efforts to expand its business into insurance agency activities and commercial and industrial (“C&I”) lending.

The decrease in salaries and employee benefits expense primarily reflected changes to actuarial assumptions relating to the Bank’s multi-employer defined benefit pension plan for employees that reduced the required contributions and associated expense to be recognized during fiscal 2014.

Finally, the overall increase in non-interest expense was further offset by a decline in premises occupancy expenses that were primarily attributable to a net reduction in property tax expense resulting from the Company’s tax appeal efforts to reduce its property tax obligations on certain branch facilities.

Provision for Income Taxes.  The provision for income taxes increased $783,000 to $1.3 million for the three months ended December 31, 2013 from $518,000 for the three months ended December 31, 2012.  The variance in income tax expense between comparative quarters was largely attributable to underlying differences in the level of the taxable portion of pre-tax income between comparative periods.  The Company’s effective tax rate during the three months ended December 31, 2013 was 30.3% which, in relation to statutory income tax rates, reflected the effects of tax-favored income sources included in pre-tax income.  By comparison, the Company’s effective tax rate for the three months ended December 31, 2012 was 30.6%.

Comparison of Operating Results for the Six Months Ended December 31, 2013 and December 31, 2012

General.  The Company reported net income of $5,573,000 or $0.08 per diluted share for the six months ended December 31, 2013; an increase of $2,736,000 compared to net income of $2,837,000 or $0.04 per diluted share for the six months ended December 31, 2012.  The increase in net income between comparative quarters reflected increases in net interest income and non-interest income coupled with a decrease in the provision for loan losses that were partially offset by an increase in non-interest expense.  In total, these factors resulted in an overall increase in pre-tax income and the provision for income taxes.

Net Interest Income. Net interest income for the six months ended December 31, 2013 was $36.7 million, an increase of $3.8 million from $32.9 million for the six months ended December 31, 2012.  The increase in net interest income between the comparative periods resulted from an increase in interest income coupled with a decline in interest expense.  In general, the increase in interest income was attributable to an increase in the average balance of interest-earning assets that was partially offset by a decrease in their average yield.  The decrease in interest expense primarily reflected a decline in the cost of interest-bearing liabilities that was partially offset by an increase in their average balance.

As a result of these factors, the Company’s net interest rate spread increased four basis points to 2.35% for the six months ended December 31, 2013 from 2.31% for the six months ended December 31, 2012.  The increase in the net interest rate spread reflected a 26 basis point decrease in the cost of interest-bearing liabilities to 0.83% from 1.09% that was partially offset by decline in the yield on earning assets of 22 basis points to 3.18% from 3.40% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the increase in net interest rate spread were also reflected in the Company’s net interest margin.  However, those effects were more than offset by other factors resulting in a two basis point decrease in the Company’s net interest margin to 2.47% for the six months ended December 31, 2013 from 2.49% for the six months ended December 31, 2012.  The additional factors resulting in the decrease in net interest margin include the foregone interest income associated with the use of earning assets to fund the Company’s share repurchase programs.  For the six months ended December 31, 2013, the average balance of treasury stock increased by $5.2 million to $73.6 million from $68.4 million for the six months ended December 31, 2012.

Interest Income.  Total interest income increased by $2.2 million to $47.2 million for the six months ended December 31, 2013 from $45.0 million for the six months ended December 31, 2012.  As noted above, the increase in interest income reflected a $322.1 million increase in the average balance of interest-earning assets to $2.97 billion for the six months ended December 31, 2013 from $2.65 billion for the six months ended December 31, 2012.  The effect on interest income from the increase in average balance was partially offset by a 22 basis point decline in the average yield on interest earning assets to 3.18% from 3.40% those same comparative periods.

Interest income from loans increased $1.4 million to $32.3 million for the six months ended December 31, 2013 from $30.9 million for the six months ended December 31, 2012.  The increase in interest income on loans was attributable to an increase in their average balance that was partially offset by a decrease in their average yield.

The average balance of loans increased by $186.1 million to $1.47 billion for the six months ended December 31, 2013 from $1.28 billion for the six months ended December 31, 2012.  The reported increase in the average balance of loans reflected an aggregate increase of $248.9 million in the average balance of commercial loans to $843.1 million for the six months ended December 31, 2013 from $594.2 million for the six months ended December 31, 2012.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

 The increase in the average balance of commercial loans was partially offset by a decline in the average balance of residential mortgage loans which decreased by $55.1 million to $614.2 million for the six months ended December 31, 2013 from $669.3 million for the six months ended December 31, 2012.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit.

The net increase in the average balance of loans also reflected a $7.6 million decline in the average balance of construction loans whose aggregate average balances decreased to $10.5 million for the six months ended December 31, 2013 from $18.1 million for the six months ended December 31, 2012.  For those same comparative periods, the average balance of consumer loans also decreased by $76,000 to $4.4 million from $4.5 million.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by a decrease in their average yield.  The average yield on loans decreased by 42 basis points to 4.40% for the six months ended December 31, 2013 from 4.82% for the six months ended December 31, 2012.  The reduction in the overall yield on the Company’s loan portfolio primarily reflects the effect of loan origination volume at comparatively lower market interest rates than the aggregate portfolio coupled with the effects of the downward re-pricing of adjustable rate loans.

Interest income from mortgage-backed securities decreased $2.1 million to $11.1 million for the six months ended December 31, 2013 from $13.2 million for the six months ended December 31, 2012.   The decrease in interest income reflected a decline in the average balance of mortgage-backed securities that was partially offset by an increase in their average yield.  The average balance of mortgage-backed securities decreased $303.9 million to $854.9 million for the six months ended December 31, 2013 from $1.16 billion for the six months ended December 31, 2012.  For those same comparative periods, the average yield on mortgage-backed securities increased 32 basis points to 2.59% for the six months ended December 31, 2013 from 2.27% for the six months ended December 31, 2012.

The decrease in the average balance of mortgage-backed securities primarily reflected the net effects of the restructuring and wholesale growth transactions completed during the latter half of fiscal 2013.  The decrease in average balance also reflected other security sales and principal repayments outpacing the level of other security purchases during the period.  As noted earlier, a significant portion of mortgage-backed security sale proceeds during the current fiscal year have been used to fund commercial loan originations while the purchases of such securities have resulted largely from the Bank’s Community Reinvestment Act commitments.

The increase in the overall yield of the mortgage-backed securities portfolio was primarily attributable to a decrease in purchased premium amortization during the current quarter arising from a reduction in loan prepayments reflecting the overall increase in longer-term market interest rates during the quarter that reduced the incentive for borrowers to refinance.

Interest income from non-mortgage-backed securities increased $2.9 million to $3.4 million for the six months ended December 31, 2013 from $512,000 for the six months ended December 31, 2012.  The increase in interest income reflected an increase in the average balance of such securities that was partially offset by a decline in their average yield between comparative periods.  The average balance of non-mortgage-backed securities increased $439.0 million to $515.2 million for the six months ended

December 31, 2013 from $76.2 million for the six months ended December 31, 2012.  For those same comparative periods, the average yield on non-mortgage-backed securities decreased by three basis points to 1.32% from 1.35%.

The increase in the average balance of non-mortgage-backed securities primarily reflected the net effects of the restructuring and wholesale growth transactions completed during the latter half of fiscal 2013.  The increase in average balance also reflected other security purchases outpacing the level of other sales and principal repayments during the period.

The increase in the average balance of non-mortgage backed securities included a $347.3 million increase in the average balance of taxable securities to $421.3 million during the six months ended December 31, 2013 from $74.0 million during the six months ended December 31, 2012.  For those same comparative periods, the average balance of tax-exempt securities increased by $91.7 million to $93.9 million from $2.2 million.

The decrease in the average yield on non-mortgage backed securities reflected a 16 basis point decline in the yield of taxable securities to 1.19% during the six months ended December 31, 2013 from 1.35% during the six months ended December 31, 2012.  This decline in yield was partially offset by an 87 basis point increase in the average yield on tax-exempt securities to 1.95% from 1.08% between those same comparative periods.  The changes in the average yields of the taxable and tax-exempt sectors of the non-mortgage-backed securities portfolios primarily reflected the restructuring and wholesale growth transactions completed during the latter half of fiscal 2013 coupled with the effects of other security purchases and sales within the portfolio during the current fiscal year.

Interest income from other interest-earning assets increased by $46,000 to $436,000 for the six months ended December 31, 2013 from $390,000 for the six months ended December 31, 2012.  The increase in interest income was primarily attributable to a seven basis point increase in average yield to 0.67% for the six months ended December 31, 2013 from 0.60% for the six months ended December 31, 2012.  For those same comparative periods, the average balance of other interest-earning assets increased by $891,000 to $130.2 million from $129.3 million.

The nominal change in the average balance of other interest-earning assets between comparative periods largely reflects a consistent level of such assets maintained by the Company in the aggregate between comparative periods.  The corresponding increase in the average yield, however, reflects proportionately greater average balances of higher yielding assets within the category, such as FHLB stock, in relation to other, lower yielding asset types such as interest-bearing deposits.

Interest Expense.  Total interest expense decreased $1.6 million to $10.6 million for the six months ended December 31, 2013 from $12.1 million for the six months ended December 31, 2012.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 26 basis points to 0.83% for the six months ended December 31, 2013 from 1.09% for the six months ended December 31, 2012.  The decrease in the average cost was partially offset by a $307.5 million increase in the average balance of interest-bearing liabilities to $2.54 billion from $2.23 billion for the same comparative periods.

Interest expense attributed to deposits decreased $824,000 to $7.2 million for the six months ended December 31, 2013 from $8.1 million for the six months ended December 31, 2012.  The decrease in interest expense was attributable to a decline in the average cost of interest-bearing deposits that was partially offset by an increase in their average balance.

  The cost of interest-bearing deposits declined by 14 basis points to 0.67% for the six months ended December 31, 2013 from 0.81% for the six months ended December 31, 2012.  The reported decline in the average cost was reflected in the decreases in the average costs of certificates of deposit and savings accounts that were partially offset by an increase in the average cost of interest-bearing checking accounts.  For those comparative periods, the average cost of certificates of deposit declined 19 basis points to 1.03% from 1.22% while the average cost of savings accounts decreased seven basis points to 0.16% from 0.23%.

In contrast, the average cost of interest-bearing checking accounts increased by 10 basis points to 0.53% for the six months ended December 31, 2013 from 0.43% for the six months ended December 31, 2012.  The increase in cost primarily reflected the effect of money-market deposits maintained as a wholesale funding source through Promontory IND program in conjunction with the wholesale growth transactions completed during the latter half of fiscal 2013.  The comparatively higher cost of such “non-retail” funding in relation to the Company’s “retail” money market accounts primarily reflects the use of derivatives instruments to hedge the interest rate risk of that floating rate funding source for a period of five years.

The overall decrease in the average cost of interest-bearing deposits was partially offset by a $173.7 million increase in their average balance to $2.15 billion for the six months ended December 31, 2013 from $1.98 billion for the six months ended December 31, 2012.  The reported increase in the average balance was primarily attributable to a $249.5 million increase in the average balance of interest-bearing checking accounts to $727.6 million for the six months ended December 31, 2013 from $478.0 million for the six months ended December 31, 2012.  The reported increase in the average balance of interest-bearing checking accounts was largely attributable to the “non-retail” money market funding that was acquired in conjunction with the wholesale growth transactions noted above.  The average balance of this funding source totaled $226.9 million for the six months ended December 31, 2013 with no such balances being reported during the earlier comparative period.

The increase in interest-bearing deposits also reflected a $34.1 million increase in the average balance of savings accounts to $467.9 million for the six months ended December 31, 2013 from $433.8 million for the six months ended December 31, 2012.

The reported increases in average balance of interest-bearing checking and savings accounts were partially offset by a decline in the average balance of certificates of deposit.  For those same comparative periods, the average balance of certificates of deposit decreased $110.0 million to $959.0 million from $1.07 billion.  As noted earlier, the reported decline in certificates of deposit was largely attributable to the Company’s active management of deposit pricing to support net interest rate spread and margin which continued to allow for some degree of controlled outflow of short-term time deposits during the six months ended December 31, 2013.  Partially offsetting this decline was an increase in average balance of longer-term certificates of deposit originated through the Bank’s retail branch and “non-retail” deposit listing service resources.

Interest expense attributed to borrowings decreased by $753,000 to $3.3 million for the six months ended December 31, 2013 from $4.1 million for the six months ended December 31, 2012.  The decrease in interest expense on borrowings reflected a decrease in their average cost that was partially offset by an increase in their average balance.  The average cost of borrowings decreased by 153 basis points to 1.74% for the six months ended December 31, 2013 from 3.27% for the six months ended December 31, 2012.  For those same comparative periods, the average balance of borrowings increased $133.8 million to $384.2 million from $250.4 million.

The decrease in the average cost of borrowings and the increase in their average balance partly reflected the effects of restructuring and wholesale growth transactions completed during the latter half of fiscal 2013.   The decrease also reflects effects of the additional FHLB advances drawn during the first six months of the current fiscal year as well as the effects of the associated interest rate derivatives used to hedge the cost of those advances.  In total, the average cost of FHLB advances decreased by 186 basis points to 1.86% for the six months ended December 31, 2013 from 3.72% for the six months ended December 31, 2012.  For those same comparative periods, the average balance of FHLB advances increased by $135.1 million to $349.0 million from $213.9 million.

The noted increase in the average balance of FHLB advances was partially offset by a $1.2 million decrease in the average balance of other borrowings to $35.2 million for the six months ended December 31, 2013 from $36.4 million for the six months ended December 31, 2012.  For those same comparative periods, the average cost of other borrowings declined by eight basis points to 0.50% from 0.58%.  Other borrowings primarily include depositor overnight sweep accounts.

Provision for Loan Losses.  The provision for loan losses remained consistent at $1.7 million for the comparative six month periods ended December 31, 2013 and December 31, 2012.  However, the provision in the current period reflected a lower level of specific losses recognized on nonperforming loans individually reviewed for impairment coupled with an overall reduction in net charge offs between comparative periods.  This net reduction in provision expense was substantially offset by a greater provision for loan losses on non-impaired loans due largely to their comparatively greater aggregate growth during the current period.  Non-impaired loans are collectively evaluated for impairment using historical and environmental loss factors which were updated during the current period in accordance with the Bank’s allowance for loan loss calculation methodology.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the six months ended December 31, 2013 is presented in Note 10 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2013 and June 30, 2013 presented earlier.

Non-Interest Income. Non-interest income increased $305,000 to $3.8 million for the six months ended December 31, 2013 from $3.5 million for the six months ended December 31, 2012.  Excluding gains and losses on the sale of securities and REO, non-interest income increased by $642,000 between those same comparative periods.  The increase in non-interest income, as adjusted, was largely attributable to a $633,000 increase in income from bank owned life insurance that was due primarily to an increase in the average balance of the underlying insurance assets between comparative periods.  The increase in non-interest income also reflected increases in electronic banking and other fees and service charges due to an increase in applicable transaction activity.  Non-interest income during the current period also reflected gains relating to the sale of SBA loan originations for which no such sale gains were reported during the earlier comparative period.

Partially offsetting these increases was an $185,000 decline in miscellaneous income due, in part, to the absence in the current period of a gain on the sale of a parcel of vacant land adjacent to one of the Bank’s branches that was recorded during the earlier comparative period.    The decline in miscellaneous income also reflected reduced levels of REO rental income between comparative periods.

The overall decrease in non-interest income also reflected an $871,000 decline in security sale gains reflecting a lower level of net gains arising from security sales during the current period.  This decline in non-interest income was partially offset by $1,000 in net gains on the sale of REO during the current period compared to sale losses and write down of REO that totaled $533,000 during the earlier comparative period.

Non-Interest Expenses.  Non-interest expense increased by $375,000 to $30.8 million for the six months ended December 31, 2013 from $30.5 million for the six months ended December 31, 2012.  Such increases were reflected across most categories of non-interest expense including salaries and employee benefits expense, premises occupancy expense, equipment and systems expense, federal deposit insurance expense and miscellaneous expense.   Less noteworthy increases and decreases in other categories of non-interest expense reflected normal operating fluctuations within those categories.
The increase in salaries and employee benefits expense primarily reflected increases in employee wages and salaries expense and health insurance expense.  The increases in these expenses were partially offset by a decrease in the expense associated with the Bank’s multi-employer defined benefit pension plan for employees due to changes in actuarial assumptions that reduced the required contributions and associated expense to be recognized during fiscal 2014.

The increase in premises occupancy expenses were primarily attributable to an increase in facility rent expense that was partially offset by a net reduction in property tax expense resulting from the Company’s tax appeal efforts to reduce its property tax obligations on certain branch facilities.

The reported increase in equipment and systems expense was largely attributable to certain expenses relating to the upcoming conversion of the Company’s primary core processing and related customer-facing systems to more robust and enhanced systems provided by Fiserv, Inc. (“Fiserv”).  The Company had previously selected and engaged Fiserv to be its primary source of internal and customer-facing technology solutions including, but not limited to, core and item processing, Internet banking and electronic bill payment, and ATM/debit card management and processing.  Fiserv will also provide the Company with technology solutions supporting data communications, electronic document management, data warehouse and reporting, financial accounting and analysis as well as certain forms of loan and credit-related analyses.  Through the relationship with Fiserv, the Company also intends to enhance and expand its technology-based services offerings to include mobile banking, person-to-person payments and online account opening.

The conversions to the Fiserv platform are expected to take place during the third and fourth quarters of fiscal 2014 during which the Company expects to incur additional one-time conversion- related expenses.  However, upon completing all applicable system conversions and integrations with Fiserv, the Company anticipates that its recurring technology service provider expenses will be reduced by approximately $1.0 million per year.  Such anticipated cost savings are based upon the current composition and transactional characteristics of the Company’s customer account base and may vary over time based upon changes to those factors.

The reported increase in deposit insurance expense reflects an increase in the Bank’s FDIC insurance premiums arising primarily from the growth in the Bank’s total assets which, when offset by tangible capital, generally establishes the calculation basis of those premiums.

Finally, the increase in miscellaneous expense includes the recognition of certain costs associated with professional services rendered in support of the Company’s strategic efforts to expand its business into insurance agency activities and commercial and industrial (“C&I”) lending.  These increases in expense were partially offset by a decline in REO-related expenses.

Provision for Income Taxes.  The provision for income taxes increased $1.0 million to $2.3 million for the six months ended December 31, 2013 from $1.3 million for the six months ended December 31, 2012.  The variance in income tax expense between comparative quarters was largely attributable to underlying differences in the level of the taxable portion of pre-tax income between comparative periods.  The Company’s effective tax rate during the six months ended December 31, 2013 was 29.4% which, in relation to statutory income tax rates, reflected the effects of tax-favored income sources included in pre-tax income.  By comparison, the Company’s effective tax rate for the six months ended December 31, 2012 was 31.8%.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation.  Management generally maintains cash and cash equivalents for this purpose.  Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at December 31, 2013, which included $664.5 million of mortgage-backed securities and $298.1 million of debt securities that can readily be sold if necessary.

As noted earlier, the balance of the Company’s cash and cash equivalents increased by $26.3 million to $153.3 million at December 31, 2013 from $127.0 million at June 30, 2013.  The increase in the balance of cash and cash equivalents at December 31, 2013 primarily reflected additional cash held to fulfill the Company’s commitment to fund $39.0 million of new commercial mortgage loans that closed during the first week of January 2014.

Notwithstanding the additional liquidity held at December 31, 2013, the Company generally expects to continue maintaining the average balance of interest-earning and non-interest-earning cash and equivalents at comparatively lower levels than those maintained during prior years to reduce the opportunity cost of holding excess liquidity in the current low rate environment.   Management will continue to monitor the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives – particularly those relating to the expansion of its commercial lending functions.  The Company may alter its liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

At December 31, 2013, the Company had outstanding commitments to originate and purchase loans totaling approximately $108.9 million compared to $60.1 million at June 30, 2013.  Construction loans in process and unused lines of credit were $11.7 million and $61.9 million, respectively, at December 31, 2013 compared to $11.6 million and $69.4 million, respectively, at June 30, 2013.  The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $1.3 million and $1.8 million at December 31, 2013 and June 30, 2013, respectively.

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

As noted earlier, for the six months ended December 31, 2013, the balance of total deposits increased by $7.1 million to $2.38 billion reflecting the Company’s active management of deposit pricing during the period to support net interest spread and margin while extending the duration of term deposits for interest rate risk management purposes.  The balance of certificates of deposit with maturities of greater than 12 months increased to $377.6 million at December 31, 2013 compared to $334.9 million at June 30, 2013 with such balances representing 39.1% and 34.1% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances.  As of December 31, 2013, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $370.8 million.  Of these advances, $145.0 million represent long-term, fixed-rate advances maturing in 2023 that have terms enabling the FHLB to call the borrowing at their option prior to maturity.  Short-term FHLB advances at December 31, 2013 included $225.0 million of 90-day, fixed-rate borrowings.  The remaining $810,000 of advances represents one fixed-rate, amortizing advance maturing in 2021.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances.  Such borrowings are an option available to management if funding needs change or to lengthen liabilities.  Most of the Bank’s mortgage-backed and debt securities are held in safekeeping at the FHLB of New York with a majority being available as collateral if necessary. In addition to the FHLB advances, the Bank has other borrowings totaling $26.0 million representing overnight “sweep account” balances linked to customer demand deposits.

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers.  At December 31, 2013, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards.  As of December 31, 2013, the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at December 31, 2013 and June 30, 2013, as compared to the minimum regulatory capital requirements:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2013:
Total capital (to risk-weighted assets)	$355,552	20.18%	$140,956	8.00%	$176,195	10.00%
Tier 1 capital (to risk-weighted assets)	344,059	19.53%	70,478	4.00%	105,717	6.00%
Core (Tier 1) capital (to adjusted total assets)	344,059	10.94%	125,773	4.00%	157,216	5.00%
Tangible capital (to adjusted total assets)	344,059	10.94%	47,165	1.50%	-	-

As of June 30, 2013:
Total capital (to risk-weighted assets)	$353,386	21.77%	$129,850	8.00%	$162,313	10.00%
Tier 1 capital (to risk-weighted assets)	342,490	21.10%	64,925	4.00%	97,388	6.00%
Core (Tier 1) capital (to adjusted total assets)	342,490	11.32%	121,054	4.00%	151,317	5.00%
Tangible capital (to adjusted total assets)	342,490	11.32%	45,395	1.50%	-	-

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

With respect to the maturity and re-pricing of its interest-bearing liabilities, at December 31, 2013, $587.8 million or 60.9% of our certificates of deposit mature within one year with an additional $180.4 million or 18.7% maturing after one year but within two years.  The remaining $197.2 million or 20.4% of certificates at December 31, 2013 have remaining terms to maturity exceeding two years.  Based on current market interest rates, the majority of these certificates are projected to re-price to a level at or below their current rates to the extent they remain with the Company at maturity and are renewed at the same original term to maturity.

Excluding fair value adjustments, the balance of FHLB advances total $370.8 million at December 31, 2013 and comprises both short-term and long-term advances with fixed rates of interest.  Of these advances, $145.0 million mature during fiscal 2023, but are initially callable at par during fiscal 2018 and quarterly thereafter until maturity.  An additional $225.0 million of FHLB term advances represent short-term, 90-day advances that the Company expects to roll over upon maturity for at least a five-year period from their original draw dates.   The Company utilized interest rate derivatives in the form of interest rate swaps and caps to limit its exposure to increasing interest rates related to these short-term advances.  The remaining $809,000 of FHLB borrowings represents one amortizing advance maturing in 2021.

With respect to the maturity and re-pricing of the Company’s interest-earning assets, at December 31, 2013, $38.2 million, or 2.5% of our total loans will reach their contractual maturity dates within one year with the remaining $1.51 billion, or 97.5% of total loans having remaining terms to contractual maturity in excess of one year.  Of loans maturing after one year, $1.00 billion had fixed rates of interest while the remaining $514.0 million had adjustable rates of interest with such loans representing 64.5% and 33.00% of total loans, respectively.

Regarding investment securities, at December 31, 2013, $3.8 million or 0.3% of our securities will reach their contractual maturity dates within one year with the remaining $1.27 billion, or 99.7% of total securities, having remaining terms to contractual maturity in excess of one year.  Of the latter category, $975.8 million comprising 76.6% of our total securities had fixed rates of interest while the remaining $294.6 million comprising 23.1% of our total securities had adjustable or floating rates of interest.

At December 31, 2013, mortgage-related assets, including mortgage loans and mortgage-backed securities, total $2.2 billion and comprise 74.9% of total earning assets.  In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets.  In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them.  In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans.  By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates.  These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

The Company generally retained its liability sensitivity during the six months ended December 31, 2013 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, increased during the period.  Specifically, the Company’s cumulative one-year gap percentage changed to –11.59% at December 31, 2013 from -1.87% at June 30, 2013 while the Company’s cumulative three-year gap percentage changed to –12.52% from +0.11% over those same comparative periods.

The change in the Company’s one-year and three-year gaps between comparative periods reflects, in part, modeling assumption changes regarding the Company’s brokered money market deposits.  This change resulted in a reallocation of brokered money market balances into the one-month re-pricing bucket for gap reporting purposes for analysis periods beginning in fiscal 2014.  By contrast, at June 30, 2013, core deposit decay assumptions had been utilized to allocate such balances across the various re-pricing intervals across the maturity gap horizon.  This change increased the balance of liabilities re-pricing within the cumulative one and three year periods thereby widening the negative gap reported for those periods.

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

In general, the interest rates paid on the Company’s deposits tend to be determined based upon the level of shorter term interest rates.  By contrast, the interest rates earned on the Company’s loans and investment securities generally tend to be based upon the level of longer term interest rates to the extent such assets are fixed rate in nature.  As such, the overall “spread” between shorter term and longer interest rates when earning assets and costing liabilities re-price greatly influences the Company’s overall net interest spread over time.  In general, a wider spread between shorter term and longer term interest rates, implying a “steeper” yield curve, is beneficial to the Company’s net interest spread.  By contrast, a narrower spread between shorter term and longer term interest rates, implying a “flatter” yield curve, or a negative spread between those measures, implying an inverted yield curve, adversely impacts the Company’s net interest spread.

As noted earlier, the Company continues to execute various strategies to mitigate the risk to its net interest rate spread and margin arising from adverse changes in interest rates and the shape of the yield curve.   Such strategies include deploying excess liquidity in higher yielding interest-earning assets, such as commercial loans and investment securities, while continuing to lower its cost of interest-bearing liabilities by reducing deposit offering rates.  More recently, the Company has extended the duration of its wholesale funding sources through cost effective use of interest rate derivatives that effectively converted short-term wholesale funding sources into longer-term, fixed-rate funding sources.  Through various deposit pricing strategies, the Company has allowed for some controlled outflow of shorter term certificates while attracting term deposits with longer maturities through both its retail and “non-retail” deposit listing service channels.

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on Company’s interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates in recent years compared to the lesser concurrent reductions in shorter term market interest rates that affect its cost of interest-bearing liabilities.  In particular, the Company’s ability to further reduce the cost of its interest-bearing deposits is increasingly limited based on most deposit offering rates already falling well below 1.00% at December 31, 2013.  Moreover, the Company’s liability sensitivity may adversely affect net income in the future when market interest rates ultimately increase from their historical lows and its cost of interest-bearing liabilities may rise faster than its yield on interest-earning assets.

Given the inherent liability sensitivity of its balance sheet, the Company’s business plan also calls for greater expansion into commercial and industrial (“C&I”) lending.  Toward that end, the Company is actively seeking to augment its retail lending resources with an experienced team of business lenders focused on the origination of floating-rate and shorter-term fixed-rate loans and the corresponding core deposit account balances typically associated with such relationships.  As a complement to this retail business lending strategy, the Company is also evaluating strategies through which floating-rate and other shorter-term fixed-rate C&I loans may be acquired through wholesale resources.

The Company maintains an Asset/Liability Management (“ALM”) Program to address all matters relating to the management of interest rate risk and liquidity risk.  The program is overseen by the Board of Directors through its Interest Rate Risk Management Committee comprising five members of the Board with our Chief Operating Officer, Chief Financial Officer and Chief Risk/Investment Officer participating as management’s liaison to the committee. The committee meets quarterly to address management of our assets and liabilities, including review of our liquidity and interest rate risk profiles, loan and deposit pricing and production volumes, investment and wholesale funding strategies, and a variety of other asset and liability management topics.  The results of the committee’s quarterly review are reported to the full Board, which adjusts the Company’s ALM policies and strategies, as it considers necessary and appropriate.

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

As illustrated in the tables below, the Company’s EVE would be negatively impacted by an increase in interest rates.  This result is expected given the Company’s liability sensitivity noted earlier.  Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of its interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Company’s assets compared to the beneficial impact arising from the reduced present value of its liabilities.  Hence, the Company’s EVE and EVE ratio decline in the increasing interest rate scenarios.  Historically low interest rates at December 31, 2013 and June 30, 2013 precluded the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the Company’s internal EVE analysis as of December 31, 2013 and June 30, 2013, respectively.

	At December 31, 2013
			Economic Value of Equity
	Economic Value of Equity		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	206,138	-187,876	-48%	7.22%	-528 bps
+200 bps	282,009	-112,005	-28%	9.53%	-297 bps
+100 bps	349,291	-44,723	-11%	11.42%	-108 bps
0 bps	394,014	-	-	12.50%	-

	At June 30, 2013
			Economic Value of Equity
	Economic Value of Equity		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	225,946	-192,783	-46%	8.13%	-550 bps
+200 bps	309,100	-109,629	-26%	10.71%	-292 bps
+100 bps	378,311	-40,418	-10%	12.67%	-96 bps
0 bps	418,729	-	-	13.63%	-

(1)  The -100 bps, -200 bps and -300 bps scenarios are not shown due to the low prevailing interest rate environment.

The declines in the dollar amount of EVE and the EVE ratio largely reflect the increase in market interest rates during the six months ended December 31, 2013 in relation to the Company’s overall IRR profile.  Given the Company’s overall liability sensitivity as discussed earlier, the increase in market interest rates during that time resulted in a decline in the economic value of the Company’s earning assets that more than offset the reduced economic value of its liabilities.  Hence, the Company’s EVE and EVE ratio declined between comparative periods across all rate scenarios presented.

Notwithstanding the noted declines in EVE and the EVE ratios, the sensitivity of those measures to movements in interest rates between comparative periods remained fairly stable.  A comparative industry benchmark regarding interest rate risk is the “sensitivity measure” which is generally defined as the change in an institution’s NPV ratio, measured in basis points, in an immediate and permanent, adverse parallel shift in interest rates of plus or minus 200 basis points.  Based upon the tables above, the Company’s sensitivity measure increased nominally to -297 basis points at December 31, 2013 from -292 basis points at June 30, 2013 which indicates stability in the Bank’s sensitivity to movements in interest rates from period to period.  This stability in the Company’s IRR profile is further reinforced by the nominal changes between comparative periods in the percentage change in EVE across the various interest rate scenarios modeled.

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

The Company is aware that the absence of a commonly shared, industry-standard set of analysis criteria and assumptions on which to base an “earnings-based” analysis could result in inconsistent or misinterpreted disclosure concerning an institution’s level of interest rate risk.  Consequently, the Company limits the presentation of its earnings-based interest rate risk analysis to the scenarios presented in the table below.  Consistent with the EVE analysis above, such scenarios utilize immediate and permanent rate “shocks” that result in parallel shifts in the yield curve.  For each scenario, projected net interest income is measured over a one year period utilizing a static balance sheet assumption through which incoming and outgoing asset and liability cash flows are reinvested into the same instruments.  Product pricing and earning asset prepayment speeds are appropriately adjusted for each rate scenario.

As illustrated in the tables below, the Company’s net interest income would be negatively impacted by a parallel upward shift in the yield curve. Like the EVE results presented earlier, this result is expected given the Company’s liability sensitivity noted earlier.  The tables below reflect a modest decrease in the sensitivity of net interest income to movements in interest rates between the comparative periods as analyzed from this earnings-based perspective.

At December 31, 2013
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$72,101	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	70,399	-1,702	-2.36
Immediate and permanent	Parallel	Static	+200 bps	One Year	69,111	-2,990	-4.15
Immediate and permanent	Parallel	Static	+300 bps	One Year	67,450	-4,651	-6.45

At June 30, 2013

Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$72,762	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	70,604	-2,158	-2.97
Immediate and permanent	Parallel	Static	+200 bps	One Year	68,736	-4,026	-5.53
Immediate and permanent	Parallel	Static	+300 bps	One Year	66,337	-6,425	-8.83

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

At December 31, 2013, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Items 1A. of the Company’s Form 10-K for the year ended June 30, 2013 previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2013	33,200	$10.38	33,200	178,480
November 1-30, 2013	178,480	$10.53	178,480	-
December 1-31, 2013	34,200	$10.46	34,200	728,440
Total	245,880	$10.50	245,880	728,440

(1) On March 23, 2012, the Company announced the authorization of a seventh repurchase program for up to 802,780 shares or 5% of shares outstanding which was completed in November 2013.  On December 2, 2013, the Company announced the authorization of a, eighth repurchase program for up to 762,640 shares or 5% of shares outstanding which remains in effect at December 31, 2013.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

	3.1	Charter of Kearny Financial Corp. (1)
	3.2	By-laws of Kearny Financial Corp. (2)
	4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
	10.1	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (2)
	10.2	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
	10.3	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)
	10.4	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
	10.5	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
	10.6	Directors Consultation and Retirement Plan (1)
	10.7	Benefit Equalization Plan (1)
	10.8	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
	10.9	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (3)
	10.10	Kearny Federal Savings Bank Director Life Insurance Agreement (4)
	10.11	Kearny Federal Savings Bank Executive Life Insurance Agreement (4)
	10.12	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer (5)
	11.0	Statement regarding computation of earnings per share (Filed herewith).
	16.0	Letter Regarding Change in Certifying Accountant (6)
	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.LAB	XBRL Labels Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
	1.01.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
(2)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2008 (File No. 000-51093).

(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204).
(4)	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005 (File No. 000-51093).
(5)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on June 30, 2011 (File No. 000-51093).
(6)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on July 5, 2013 (File No. 000-51093).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date:	February 10, 2014	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	February 10, 2014	By:	/s/ Eric B. Heyer
Eric B. Heyer
Senior Vice President and
Chief Financial Officer
(Principal financial and accounting officer)