Form 10-Q
period 2014-03-31
Kearny Financial Corp.
filed 2014-05-12
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004-3510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	973-244-4500

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 9, 2014.

$0.10 par value common stock - 66,189,578 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
	at March 31, 2014 and June 30, 2013 (Unaudited)	1

Consolidated Statements of Income for the Three and Nine Months
	Ended March 31, 2014 and March 31, 2013 (Unaudited)	2-3

Consolidated Statements of Comprehensive Income (Loss) for the Three and
	Nine Months Ended March 31, 2014 and March 31, 2013 (Unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the
	Nine Months Ended March 31, 2013 and March 31, 2014	5-6
(Unaudited)

	Consolidated Statements of Cash Flows for the Nine Months	7-8
Ended March 31, 2014 and March 31, 2013 (Unaudited)

	Notes to Consolidated Financial Statements (Unaudited)	9-69

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	70-100

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	101-108

Item 4:	Controls and Procedures	109

PART II - OTHER INFORMATION		110-113

SIGNATURES		114

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data)
	March 31,	June 30,
	2014	2013
Assets	(Unaudited)

Cash and amounts due from depository institutions	$12,558	$13,102
Interest-bearing deposits in other banks	122,874	113,932

Cash and Cash Equivalents	135,432	127,034

Debt securities available for sale (amortized cost $358,407 and $305,283)	353,917	300,122
Debt securities held to maturity (fair value $207,335 and $202,328)	212,391	210,015

Loans receivable, including unamortized yield adjustments of $(1,558) and $(847)	1,651,287	1,360,871
Less allowance for loan losses	(12,088)	(10,896)

Net Loans Receivable	1,639,199	1,349,975

Mortgage-backed securities available for sale (amortized cost $646,807 and $782,866)	642,508	780,652
Mortgage-backed securities held to maturity (fair value $95,080 and $96,447)	99,805	101,114
Premises and equipment	38,141	36,994
Federal Home Loan Bank of New York (“FHLB”) stock	24,438	15,666
Accrued interest receivable	8,915	8,028
Goodwill	108,591	108,591
Bank owned life insurance	88,162	86,084
Deferred income tax assets, net	11,327	9,782
Other assets	7,905	11,303

Total Assets	$3,370,731	$3,145,360
Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$202,572	$190,964
Interest-bearing	2,194,140	2,179,544

Total Deposits	2,396,712	2,370,508

Borrowings	481,206	287,695
Advance payments by borrowers for taxes	8,809	7,840
Other liabilities	12,527	11,610

Total Liabilities	2,899,254	2,677,653

Stockholders’ Equity

Preferred stock, $0.10 par value, 25,000,000 shares authorized; none issued
and outstanding	-	-
Common stock, $0.10 par value, 75,000,000 shares authorized; 72,737,500 shares
issued; 66,150,682 and 66,500,740 shares outstanding, respectively	7,274	7,274
Paid-in capital	216,049	215,722
Retained earnings	333,526	326,167
Unearned Employee Stock Ownership Plan shares; 424,297 shares
and 533,400 shares, respectively	(4,243)	(5,334)
Treasury stock, at cost; 6,586,818 shares and 6,236,760 shares, respectively	(75,588)	(71,983)
Accumulated other comprehensive loss	(5,541)	(4,139)

Total Stockholders’ Equity	471,477	467,707

Total Liabilities and Stockholders’ Equity	$3,370,731	$3,145,360
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Interest Income
Loans	$16,892	$15,445	$49,217	$46,386
Mortgage-backed securities	4,987	5,532	16,046	18,697
Securities:
Taxable	1,308	436	3,807	936
Tax-exempt	460	26	1,374	38
Other interest-earning assets	309	205	745	595
Total Interest Income	23,956	21,644	71,189	66,652

Interest Expense
Deposits	3,599	3,400	10,825	11,450
Borrowings	1,876	1,898	5,212	5,987
Total Interest Expense	5,475	5,298	16,037	17,437

Net Interest Income	18,481	16,346	55,152	49,215

Provision for Loan Losses	880	1,407	2,607	3,139

Net Interest Income after Provision
for Loan Losses	17,601	14,939	52,545	46,076

Non-Interest Income
Fees and service charges	513	605	1,834	1,851
Gain on sale of loans	27	545	80	545
Gain on sale of securities	830	9,075	1,056	10,172
Loss on sale and write down of real estate owned	(71)	(8)	(70)	(541)
Income from bank owned life insurance	668	485	2,077	1,261
Electronic banking fees and charges	237	261	877	835
Miscellaneous	181	107	321	432
Total Non-Interest Income	2,385	11,070	6,175	14,555

Non-Interest Expenses
Salaries and employee benefits	9,098	8,977	26,774	26,580
Net occupancy expense of premises	2,106	1,777	5,375	5,030
Equipment and systems	3,168	1,879	7,097	5,752
Advertising and marketing	332	224	891	785
Federal deposit insurance premium	582	535	1,712	1,636
Directors’ compensation	173	171	517	513
Merger-related expenses	190	-	190	-
Debt extinguishment expense	-	8,688	-	8,688
Miscellaneous	1,866	1,691	5,798	5,422
Total Non-Interest Expenses	$17,515	$23,942	$48,354	$54,406

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Income Before Income Taxes	$2,471	$2,067	$10,366	$6,225

Income Taxes	685	323	3,007	1,644

Net Income	$1,786	$1,744	$7,359	$4,581

Net Income per Common
Share (EPS):
Basic	$0.03	$0.03	$0.11	$0.07
Diluted	$0.03	$0.03	$0.11	$0.07

Weighted Average Number of
Common Shares Outstanding:
Basic	65,684	66,141	65,797	66,195
Diluted	65,782	66,141	65,829	66,195

Dividends Declared Per Common
Share	$-	$-	$-	$-

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net Income	$1,786	$1,744	$7,359	$4,581

Other Comprehensive Income (Loss):

Net realized gain on securities
available for sale, net of
income tax expense of
2014 $340, $433 and
2013 $3,721, $4,173	(490)	(5,355)	(623)	(6,006)

Net unrealized gain (loss) on securities available for sale, net of deferred income tax expense (benefit) of:
2014 $3,231, $(571) and
2013 $(2,405), $(2,776)	6,263	(3,688)	213	(4,195)

Net unrealized loss on
derivatives, net of deferred
income tax benefit of:
2014 $(930), $(1,026) and
2013 $ -, $ -	(1,347)	-	(1,487)	-

Benefit plans, net of deferred
income tax expense (benefit) of:
2014 $3, $340 and
2013 $10, $(454)	7	15	495	(656)

Total Other Comprehensive Income (Loss)	4,433	(9,028)	(1,402)	(10,857)

Total Comprehensive Income (Loss)	$6,219	$(7,284)	$5,957	$(6,276)

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended March 31, 2014
(In Thousands, Except Per Share Data, Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Paid-In	Retained	ESOP	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Loss	Total

Balance - June 30, 2013	66,501	$7,274	$215,722	$326,167	$(5,334)	$(71,983)	$(4,139)	$467,707

Net income	-	-	-	7,359	-	-	-	7,359

Other comprehensive income,
net of income tax	-	-	-	-	-	-	(1,402)	(1,402)

ESOP shares committed to be released (108 shares)	-	-	126	-	1,091	-	-	1,217

Stock option expense	-	-	30	-	-	-	-	30

Treasury stock purchases	(386)	-	-	-	-	(4,020)	-	(4,020)

Treasury stock reissued	36	-	45	-	-	415	-	460

Restricted stock plan shares earned (12 shares)	-	-	126	-	-	-	-	126

Balance - March 31, 2014	66,151	$7,274	$216,049	$333,526	$(4,243)	$(75,588)	$(5,541)	$471,477

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)
	Nine Months Ended
	March 31,
	2014	2013

Cash Flows from Operating Activities:
Net income	$7,359	$4,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,958	1,964
Net amortization of premiums, discounts and loan fees and costs	2,273	7,887
Deferred income taxes	146	241
Amortization of intangible assets	93	105
Amortization of benefit plans’ unrecognized net loss	32	75
Provision for loan losses	2,607	3,139
Loss on write-down and sales of real estate owned	70	541
Realized gain on sale of loans	(80)	(545)
Proceeds from sale of loans	817	5,193
Realized loss on sale of debt securities available for sale	1,294	-
Realized gain on sale of mortgage-backed securities available for sale	(2,350)	(10,178)
Realized loss on sale of mortgage-backed securities held to maturity	-	6
Realized loss on debt extinguishment	-	8,688
Realized gain on disposition of premises and equipment	-	(100)
Increase in cash surrender value of bank owned life insurance	(2,077)	(1,261)
ESOP, stock option plan and restricted stock plan expenses	1,373	1,222
(Increase) decrease in accrued interest receivable	(887)	846
Decrease in other assets	345	1,313
Increase (decrease) in accrued interest payable	71	(260)
Increase (decrease) in other liabilities	1,760	(276)

Net Cash Provided by Operating Activities	14,804	23,181

Cash Flows from Investing Activities:
Purchase of debt securities available for sale	(108,850)	(97,788)
Proceeds from sale of debt securities available for sale	54,075	-
Proceeds from repayments of debt securities available for sale	497	444
Purchase of debt securities held to maturity	(4,315)	(144,784)
Proceeds from calls and maturities of debt securities held to maturity	1,468	32,023
Proceeds from repayments of debt securities held to maturity	341	518
Purchase of loans	(107,969)	(9,655)
Net increase in loans receivable	(185,209)	(56,119)
Proceeds from sale of real estate owned	1,219	2,389
Purchases of mortgage-backed securities available for sale	(45,076)	(262,266)
Principal repayments on mortgage-backed securities available for sale	93,195	284,197
Principal repayments on mortgage-backed securities held to maturity	1,247	198
Proceeds from sale of mortgage-backed securities held to maturity	-	15
Proceeds from sale of mortgage-backed securities available for sale	87,728	409,840
Purchase of FHLB stock	(24,120)	(1,170)
Redemption of FHLB stock	15,348	4,098
Purchase of bank owned life insurance	-	(35,503)
Proceeds from cash settlement of premises and equipment	-	200
Additions to premises and equipment	(3,105)	(814)

Net Cash (Used in) Provided by Investing Activities	$(223,526)	$125,823

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2014	2013

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	$26,187	$(18,604)
Repayment of term FHLB advances	(500,066)	(73,752)
Proceeds from term FHLB advances	700,000	-
Net change in overnight borrowings	(5,000)	-
Decrease in other short-term borrowings	(1,410)	(1,296)
Increase in advance payments by borrowers for taxes	969	1,798
Purchase of common stock of Kearny Financial Corp. for treasury	(4,020)	(2,833)
Issuance of common stock of Kearny Financial Corp. from treasury	460	-
Dividends contributed for payment of ESOP loan	-	(2)

Net Cash Provided by (Used in) Financing Activities	217,120	(94,689)

Net Increase in Cash and Cash Equivalents	8,398	54,315

Cash and Cash Equivalents – Beginning	127,034	155,584

Cash and Cash Equivalents – Ending	$135,432	$209,899

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$5,522	$1,019

Interest	$15,966	$17,697

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$848	$2,375

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiary, Kearny Federal Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, KFS Investment Corp., CJB Investment Corp. and KFS Financial Services, Inc. and its wholly-owned subsidiary, KFS Insurance Services, Inc.  The Company conducts its business principally through the Bank.  Management prepared the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant inter-company accounts and transactions during consolidation.

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included.  The results of operations for the three-and nine-month periods ended March 31, 2014, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Nine Months Ended
	March 31, 2014			March 31, 2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$1,786			$7,359
Basic earnings per share,
income available to
common stockholders	$1,786	65,684	$0.03	$7,359	65,797	$0.11
Effect of dilutive securities:
Stock options	-	98		-	32

	$1,786	65,782	$0.03	$7,359	65,829	$0.11

	Three Months Ended			Nine Months Ended
	March 31, 2013			March 31, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$1,744			$4,581
Basic earnings per share,
income available to
common stockholders	$1,744	66,141	$0.03	$4,581	66,195	$0.07
Effect of dilutive securities:
Stock options	-	-		-	-

	$1,744	66,141	$0.03	$4,581	65,853	$0.07

During the three and nine months ended March 31, 2014, the average number of options which were considered anti-dilutive totaled approximately 1,915,850 and 1,964,126, respectively.  During the three and nine months ended March 31, 2013, the average number of options which were considered anti-dilutive totaled approximately 3,193,000 and 3,193,000, respectively.

4.  RECENT MERGER-RELATED EVENTS

On January 30, 2014, the Company announced the execution of a merger agreement with Atlas Bank (“Atlas”) pursuant to which Atlas will merge with and into the Bank.  Atlas is headquartered in Brooklyn, New York and had approximately $116.2 million in total assets at March 31, 2014.  The acquisition will add Atlas’s branch offices located in Brooklyn and Staten Island, New York to Kearny’s 41 branch network located throughout northern and central New Jersey.  Atlas’s branch offices are expected to operate under the name, “Atlas Bank, a division of Kearny Federal Savings Bank,” for a period of at least one year following the merger.

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

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  In the past, the FASB issued ASU 2011-11 as the result of a joint project with the IASB to enhance and provide converged disclosures about financial and derivative instruments that are offset on the balance sheet or are subject to an enforceable master netting arrangement.  ASU 2011-11 did not change the conditions for when offsetting is appropriate in US GAAP.  However, those conditions differ under IFRS, which results in the single largest financial reporting difference for certain financial institutions.  As a result, ASU 2011-11 established new disclosures to reconcile US GAAP and IFRS primarily through the requirement to present information on both a “gross” and “net” basis in the footnotes.

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.  The ASU allows the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes. In the past, only rates on U.S. Treasury obligations and LIBOR were permitted.  The ASU was issued as a result of changes in the marketplace that have occurred since the issuance of Statement 133, and more particularly, as a result of the 2008 financial crisis.  ASU 2013-10 is applicable to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815, Derivatives and Hedging.  The ASU is effective July 17, 2013, but only for qualifying new or redesignated hedging relationships entered into on or after that date.  In other words, retrospective adoption is not available because it would be inconsistent with the requirement to prepare appropriate documentation at the inception of a hedge.  The new pronouncement did not have an impact on the Company’s consolidated financial statements.

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The purpose of the ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

On December 2, 2013, the Company announced that the Board of Directors authorized a subsequent stock repurchase plan to acquire up to 762,640 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC.  Through March 31, 2014, the Company has repurchased a total of 54,600 shares in accordance with this repurchase plan at a total cost of approximately $586,000 and at an average cost per share of $10.73.

7.  SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at March 31, 2014 and June 30, 2013 and stratification by contractual maturity of debt securities available for sale at March 31, 2014 are presented below:

	At March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:

Debt securities:

U.S. agency securities	$4,419	$32	$3	$4,448
Obligations of state and political subdivisions	27,543	-	1,411	26,132
Asset-backed securities	87,465	553	1,195	86,823
Collateralized loan obligations	70,009	2	313	69,698
Corporate bonds	160,086	227	1,037	159,276
Trust preferred securities	8,885	-	1,345	7,540
Total debt securities	358,407	814	5,304	353,917
Mortgage-backed securities:

Collateralized mortgage obligations:

Federal Home Loan Mortgage Corporation	31,801	-	616	31,185
Federal National Mortgage Association	52,172	13	1,593	50,592
Total collateralized mortgage obligations	83,973	13	2,209	81,777
Mortgage pass-through securities:

Residential pass-through securities:

Government National Mortgage Association	4,985	284	-	5,269
Federal Home Loan Mortgage Corporation	215,951	3,583	3,753	215,781
Federal National Mortgage Association	257,041	6,236	4,414	258,863
Total residential pass-through securities	477,977	10,103	8,167	479,913

Commercial pass-through securities:

Federal Home Loan Mortgage Corporation	79	1	-	80
Federal National Mortgage Association	84,778	2	4,042	80,738
Total commercial pass-through securities	84,857	3	4,042	80,818
Total mortgage-backed securities	646,807	10,119	14,418	642,508
Total securities available for sale	$1,005,214	$10,933	$19,722	$996,425

	At March 31, 2014
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:

Due in one year or less	$-	$-
Due after one year through five years	20,065	20,052
Due after five years through ten years	167,121	166,087
Due after ten years	171,221	167,778
Total	$358,407	$353,917

	At June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:

Debt securities:

U.S. agency securities	$4,955	$60	$-	$5,015
Obligations of state and political subdivisions	27,560	-	2,253	25,307
Asset-backed securities	25,417	1	620	24,798
Collateralized loan obligations	78,366	190	70	78,486
Corporate bonds	160,107	34	949	159,192
Trust preferred securities	8,878	-	1,554	7,324
Total debt securities	305,283	285	5,446	300,122

Mortgage-backed securities:

Collateralized mortgage obligations:

Federal Home Loan Mortgage Corporation	9,825	-	470	9,355
Federal National Mortgage Association	56,158	24	3,055	53,127
Total collateralized mortgage obligations	65,983	24	3,525	62,482

Mortgage pass-through securities:

Residential pass-through securities:

Government National Mortgage Association	5,889	444	-	6,333
Federal Home Loan Mortgage Corporation	290,133	4,827	4,600	290,360
Federal National Mortgage Association	326,356	9,050	3,945	331,461
Total residential pass-through securities	622,378	14,321	8,545	628,154

Commercial pass-through securities:

Federal Home Loan Mortgage Corporation	116	2	-	118
Federal National Mortgage Association	94,389	3	4,494	89,898
Total commercial pass-through securities	94,505	5	4,494	90,016

Total mortgage-backed securities	782,866	14,350	16,564	780,652

Total securities available for sale	$1,088,149	$14,635	$22,010	$1,080,774

During the nine months ended March 31, 2014, proceeds from sales of securities available for sale totaled $141.8 million and resulted in gross gains of $2,891,000 and gross losses of $1,835,000. Proceeds from sales of securities available for sale during the nine months ended March 31, 2013, totaled $409.8 million and resulted in gross gains of $10,314,000 and gross losses of $135,000.

At March 31, 2014 and June 30, 2013, securities available for sale with carrying values of approximately $55.5 million and $99.4 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  As of those same dates, securities available for sale with carrying values of approximately $6.6 million and $4.4 million, respectively, were pledged to secure public funds on deposit.

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

8.  SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities held to maturity at March 31, 2014 and June 30, 2013 and stratification by contractual maturity of debt securities held to maturity at March 31, 2014 are presented below:

	At March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:

Debt securities:

U.S. agency securities	$144,410	$8	$2,546	$141,872
Obligations of state and political subdivisions	67,981	13	2,531	65,463
Total debt securities	212,391	21	5,077	207,335

Mortgage-backed securities:

Collateralized mortgage obligations:

Federal Home Loan Mortgage Corporation	20	2	-	22
Federal National Mortgage Association	277	29	-	306
Non-agency securities	91	-	2	89
Total collateralized mortgage obligations	388	31	2	417

Mortgage pass-through securities:

Residential pass-through securities:

Federal Home Loan Mortgage Corporation	83	3	-	86
Federal National Mortgage Association	196	7	-	203
Total residential pass-through securities	279	10	-	289

Commercial pass-through securities:

Federal National Mortgage Association	99,138	-	4,764	94,374
Total commercial pass-through securities	99,138	-	4,764	94,374
Total mortgage-backed securities	99,805	41	4,766	95,080

Total securities held to maturity	$312,196	$62	$9,843	$302,415

	At March 31, 2014
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:

Due in one year or less	$4,923	$4,937
Due after one year through five years	146,202	143,651
Due after five years through ten years	33,043	31,892
Due after ten years	28,223	26,855
Total	$212,391	$207,335

	At June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:

Debt securities:

U.S. agency securities	$144,747	$14	$3,622	$141,139
Obligations of state and political subdivisions	65,268	4	4,083	61,189
Total debt securities	210,015	18	7,705	202,328

Mortgage-backed securities:

Collateralized mortgage obligations:

Federal Home Loan Mortgage Corporation	22	3	-	25
Federal National Mortgage Association	350	32	-	382
Non-agency securities	105	3	2	106
Total collateralized mortgage obligations	477	38	2	513

Mortgage pass-through securities:

Residential pass-through securities:

Federal Home Loan Mortgage Corporation	98	4	-	102
Federal National Mortgage Association	231	9	-	240
Total residential pass-through securities	329	13	-	342

Commercial pass-through securities:

Federal National Mortgage Association	100,308	-	4,716	95,592
Total commercial pass-through securities	100,308	-	4,716	95,592
Total mortgage-backed securities	101,114	51	4,718	96,447

Total securities held to maturity	$311,129	$69	$12,423	$298,775

There were no sales of securities held to maturity during the nine months ended March 31, 2014.  During the nine months ended March 31, 2013, proceeds from sales of held to maturity securities totaled $15,000 resulting in losses of $6,000.  The proceeds and losses were fully attributable to the sale of non-investment grade, non-agency collateralized mortgage obligations during the earlier period.  The securities sold were originally acquired as investment grade securities upon the in-kind redemption of the Company’s interest in the AMF Ultra Short Mortgage Fund during the first quarter of fiscal 2009. The rating of the securities subsequently declined below investment grade resulting in their eligibility for sale from the held-to-maturity portfolio without tainting the status of the remaining securities within the portfolio.

At March 31, 2014 and June 30, 2013, securities held to maturity with carrying values of approximately $123.3 million and $123.3 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  Held to maturity securities were not utilized to secure public funds on deposit at March 31, 2014 or June 30, 2013.

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

9.  IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at March 31, 2014 and June 30, 2013.  The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented.  Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:

At March 31, 2014:

U.S. agency securities	$933	$3	$-	$-	$933	$3
Obligations of state and political subdivisions	19,177	894	6,955	517	26,132	1,411
Asset-backed securities	53,210	1,195	-	-	53,210	1,195
Collateralized loan obligations	44,711	313	-	-	44,711	313
Corporate bonds	74,471	611	39,608	426	114,079	1,037
Trust preferred securities	-	-	6,540	1,345	6,540	1,345
Collateralized mortgage obligations	80,476	2,209	-	-	80,476	2,209
Residential pass-through securities	205,127	7,108	12,256	1,059	217,383	8,167
Commercial pass-through securities	47,315	1,849	33,263	2,193	80,578	4,042
Total	$525,420	$14,182	$98,622	$5,540	$624,042	$19,722

At June 30, 2013:

Obligations of state and political subdivisions	$25,307	$2,253	$-	$-	$25,307	$2,253
Asset-backed securities	19,675	620	-	-	19,675	620
Collateralized loan obligations	27,930	70	-	-	27,930	70
Corporate bonds	149,190	949	-	-	149,190	949
Trust preferred securities	-	-	6,324	1,554	6,324	1,554
Collateralized mortgage obligations	60,740	3,525	-	-	60,740	3,525
Residential pass-through securities	244,429	8,545	-	-	244,429	8,545
Commercial pass-through securities	89,695	4,494	-	-	89,695	4,494
Total	$616,966	$20,456	$6,324	$1,554	$623,290	$22,010

The number of available for sale securities with unrealized losses at March 31, 2014 totaled 161 and included four U.S. agency securities, 70 municipal obligations, five asset-backed securities, six collateralized loan obligations, 11 corporate bonds, four trust preferred securities, six collateralized mortgage obligations, 40 residential pass-through securities and 15 commercial pass-through securities.  The number of available for sale securities with unrealized losses at June 30, 2013 totaled 153 and included 70 municipal obligations, two asset-backed securities, five collateralized loan obligations, 13 corporate bonds, four trust preferred securities, four collateralized mortgage obligations, 38 residential pass-through securities and 17 commercial pass-through securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:

At March 31, 2014:

U.S. agency securities	$130,991	$2,334	$9,788	$212	$140,779	$2,546
Obligations of state and political subdivisions	51,696	2,067	8,831	464	60,527	2,531
Collateralized mortgage obligations	40	1	36	1	76	2
Commercial pass-through securities	94,374	4,764	-	-	94,374	4,764
Total	$277,101	$9,166	$18,655	$677	$295,756	$9,843

At June 30, 2013:

U.S. agency securities	$139,699	$3,622	$-	$-	$139,699	$3,622
Obligations of state and political subdivisions	59,109	4,083	-	-	59,109	4,083
Collateralized mortgage obligations	4	1	44	1	48	2
Commercial pass-through securities	90,935	4,716	-	-	90,935	4,716
Total	$289,747	$12,422	$44	$1	$289,791	$12,423

The number of held to maturity securities with unrealized losses at March 31, 2014 totaled 165 and included seven U.S. agency securities, 132 municipal obligations, six collateralized mortgage obligations and 20 commercial pass-through securities.  The number of held to maturity securities with unrealized losses at June 30, 2013 totaled 162 and included seven U.S. agency securities, 132 municipal obligations, four collateralized mortgage obligations and 19 commercial pass-through securities.

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

At March 31, 2014 and June 30, 2013, the Company held no securities on which credit-related OTTI had been recognized in earnings.  The following discussion summarizes the Company’s rationale for recognizing the impairments reported in the tables above as “temporary” versus “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

Mortgage-backed Securities. The carrying value of the Company’s mortgage-backed securities totaled $742.3 million at March 31, 2014 and comprised 56.7% of total investments and 22.0% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies and/or government-sponsored entities (“GSEs”) such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis at which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at March 31, 2014 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Moreover, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its U.S. agency and GSE mortgage-backed securities with unrealized losses at March 31, 2014 to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies and GSEs, the Company held a nominal balance of non-agency mortgage-backed securities at March 31, 2014.  Unlike agency and GSE mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

The fair values of the non-agency mortgage-backed securities are subject to many of the factors applicable to the agency securities that may result in “temporary” impairments in value.  However, due to the lack of agency guaranty, the Company also monitors the general level of credit risk for each of its non-agency mortgage-backed securities based upon a variety of factors including, but not limited to, the ratings assigned to its specific tranches by one or more credit rating agencies, where available.  As noted above, the level of such ratings and changes thereto, is one of several factors considered by the Company in identifying those securities that may be other-than-temporarily impaired.

The applicable securities generally maintained their credit-ratings at levels supporting the investment grade assessment by the Company.   The Company has the stated ability and intent to “hold to maturity” those securities at March 31, 2014 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its non-agency mortgage-backed securities with unrealized losses at March 31, 2014 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Debt Securities. The carrying value of the Company’s U.S. agency debt securities totaled $148.9 million at March 31, 2014 and comprised 11.4% of total investments and 4.4% of total assets as of that date.  Such securities included $144.4 million of fixed-rate U.S. agency debentures and $4.4 million of securities representing securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government agency.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at March 31, 2014 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of U.S. agency securities with unrealized losses at March 31, 2014 to be “other-than-temporarily” impaired as of that date.

Obligations of State and Political Subdivisions.  The carrying value of the Company’s securities representing obligations of state and political subdivisions totaled $94.1 million at March 31, 2014 and comprised 7.2% of total investments and 2.8% of total assets as of that date.  Such securities include approximately $91.6 million of fixed-rate, bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts.  The portfolio also includes $2.5 million of non-rated bond anticipation notes (“BANs”) comprising seven short-term obligations issued by a total of four New Jersey municipalities with whom the Company maintains or seeks to maintain deposit relationships.  At March 31, 2014, the fair value of each of the Company’s BANs equaled or exceeded their respective carrying values resulting in no reported impairment on those securities as of that date.

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

At March 31, 2014, each of the Company’s impaired municipal obligations were consistently rated by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Financial Services (“S&P”) well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling or exceeding “A” or higher by S&P and/or “A1” or higher by Moody’s, where rated by those agencies.  In the absence of such ratings, the Company relies upon its own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at March 31, 2014 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of obligations of state and political subdivisions with unrealized losses at March 31, 2014 to be “other-than-temporarily” impaired as of that date.

Asset-backed Securities. The carrying value of the Company’s asset-backed securities totaled $86.8 million at March 31, 2014 and comprised 6.6% of total investments and 2.6% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees.  The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  The Company’s securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” by S&P at March 31, 2014.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of March 31, 2014.  In light of the factors noted, the Company does not consider its balance of asset-backed securities with unrealized losses at March 31, 2014 to be “other-than-temporarily” impaired as of that date.

Collateralized Loan Obligations. The outstanding balance of the Company’s collateralized loan obligations totaled $69.7 million at March 31, 2014 and comprised 5.3% of total investments and 2.1% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities comprised of securitized commercial loans to large, U.S. corporations.  The Company’s securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.

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

At March 31, 2014, each of the Company’s impaired collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “AAA” by S&P and “Aa2” or higher by Moody’s, where rated by those agencies.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  During the prior quarter ended December 31, 2013, the Company evaluated its entire portfolio of collateralized loan obligations and sold those securities that it identified as potentially ineligible investments under the terms of the “Volcker Rule” whose provisions were enacted by regulatory agencies during the current quarter in conjunction with the ongoing adoption and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Company concluded that the possibility of being required to sell its current collateralized loan obligations prior to their anticipated recovery is unlikely based upon their eligibility under the terms of the Volcker Rule in conjunction with the overall strength of the Company’s liquidity, asset quality and capital position as of March 31, 2014.

In light of the factors noted, the Company does not consider its balance of collateralized loan obligations with unrealized losses at March 31, 2014 to be “other-than-temporarily” impaired as of that date.

Corporate Bonds. The carrying value of the Company’s corporate bonds totaled $159.3 million at March 31, 2014 and comprised 12.2% of total investments and 4.7% of total assets as of that date.  This category of securities is comprised entirely of floating-rate corporate debt obligations of large financial institutions.

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

At March 31, 2014, each of the Company’s impaired corporate bonds were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling or exceeding “A-” or higher by S&P and/or “Baa1” or higher by Moody’s, where rated by those agencies.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of March 31, 2014.  In light of the factors noted, the Company does not consider its balance of corporate bonds with unrealized losses at March 31, 2014 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities. The carrying value of the Company’s trust preferred securities totaled $7.5 million at March 31, 2014 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of March 31, 2014, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

At March 31, 2014, the Company owned two securities at an amortized cost of $3.0 million that were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment.  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three-month LIBOR plus a margin.  Based upon the historically low level of short-term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at March 31, 2014.

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

The Company’s evaluation of the unrealized loss associated with these securities considered a variety of factors to determine if any portion of the impairment was credit-related at March 31, 2014.  Factors generally considered in such evaluations included the financial strength and viability of the issuer and its parent company, the security’s historical performance through prior business and economic cycles, rating consistency or variability among rating companies, the security’s current and anticipated status regarding payment default or deferral of contractual payments to investors and the impact of these factors on the present value of the security’s expected future cash flows in relation to its amortized cost basis.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of March 31, 2014.  Moreover, as “single issuer” obligations, these securities fall outside the scope of the Volker rule discussed earlier that originally identified pooled trust preferred securities as potentially ineligible investments for banks.  In light of the factors noted, the Company does not consider its investments in trust preferred securities with unrealized losses at March 31, 2014 to be “other-than-temporarily” impaired as of that date.

10.  LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

Past Due Loans.  A loan’s “past due” status is generally determined based upon its “P&I delinquency” status in conjunction with its “past maturity” status, where applicable.  A loan’s “P&I delinquency” status is based upon the number of calendar days between the date of the earliest P&I payment due and the “as of” measurement date.  A loan’s “past maturity” status, where applicable, is generally based upon the number of calendar days between a loan’s contractual maturity date and the “as of” measurement date.  Based upon the larger of these criteria, loans are categorized into the following “past due” tiers for financial statement reporting and disclosure purposes: Current (including 1-29 days past due), 30-59 days, 60-89 days and 90 or more days.

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

Loans that are not considered to be TDRs are generally returned to accrual status when payments due are brought current and the Company expects to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.  Non-TDR loans may also be returned to accrual status when a loan’s payment status falls below 90 days past due and the Company: (1) expects receipt of the remaining past due amounts within a reasonable timeframe and (2) expects to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.

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

At March 31, 2014, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $12,242,000 and $10,008,000, respectively.  By comparison, at June 30, 2013, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $9,874,000 and $6,050,000, respectively.  The increase in the balances between comparative periods primarily reflects the Company’s repurchase of a prior participant’s interest in a performing loan that was originally designated as credit impaired at the time of acquisition.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $1,906,000 and $1,952,000 at March 31, 2014 and June 30, 2013, respectively.

The balance of the allowance for loan losses at March 31, 2014 and June 30, 2013 included approximately $9,000 and $17,000 of valuation allowances, respectively, for a specifically identified impairment attributable to acquired credit-impaired loans.  The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition, net of any charge offs recognized during that time.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the three and nine months ended March 31, 2014 and March 31, 2013.

	Three Months Ended March 31, 2014 (in thousands)	Three Months Ended March 31, 2013 (in thousands)
Beginning balance	$2,123	$1,088
Accretion to interest income	(60)	(250)
Disposals	-	-
Reclassifications from nonaccretable difference	-	-
Ending balance	$2,063	$838

	Nine Months Ended March 31, 2014 (in thousands)	Nine Months Ended March 31, 2013 (in thousands)
Beginning balance	$741	$1,461
Accretion to interest income	(172)	(532)
Disposals	-	(91)
Reclassifications from nonaccretable difference	1,494	-
Ending balance	$2,063	$838

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

The following tables present the balance of the allowance for loan losses at March 31, 2014 and June 30, 2013 based upon the calculation methodology described above.  The table identifies the valuation allowances attributable to identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as those valuation allowances for impairments on loans evaluated collectively.  The underlying balance of loans receivable applicable to each category is also presented.  The balance of loans receivable reported in the tables below excludes yield adjustments and the allowance for loan losses.

Allowance for Loan Losses and Loans Receivable at March 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$542	$432	$-	$104	$75	$-	$-	$1,153
Loans collectively evaluated for impairment	2,431	6,462	27	281	287	37	21	9,546
Allowance for loan losses on originated and purchased loans	2,973	6,894	27	385	362	37	21	10,699
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	9	-	-	-	9
Other acquired loans individually evaluated for impairment	-	22	-	344	51	-	-	417
Loans collectively evaluated for impairment	20	339	33	482	51	38	-	963
Allowance for loan losses on loans acquired at fair value	20	361	33	835	102	38	-	1,389
Total allowance for loan losses	$2,993	$7,255	$60	$1,220	$464	$75	$21	$12,088

Allowance for Loan Losses and Loans Receivable at March 31, 2014 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended March 31, 2014:
At December 31, 2013:
Allocated	$3,274	$6,574	$71	$1,042	$435	$74	$23	$11,493
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	3,274	6,574	71	1,042	435	74	23	11,493
Total charge offs	(296)	-	-	-	-	-	-	(296)
Total recoveries	7	-	-	2	2	-	-	11
Total allocated provisions	8	681	(11)	176	27	1	(2)	880
Total unallocated provisions	-	-	-	-	-	-	-	-
At March 31, 2014:
Allocated	2,993	7,255	60	1,220	464	75	21	12,088
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,993	$7,255	$60	$1,220	$464	$75	$21	$12,088

Allowance for Loan Losses and Loans Receivable at March 31, 2014 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the nine months ended March 31, 2014:
At June 30, 2013:
Allocated	$3,660	$5,359	$81	$1,218	$490	$76	$12	$10,896
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	3,660	5,359	81	1,218	490	76	12	10,896
Total charge offs	(804)	(34)	-	(1,080)	(34)	-	(29)	(1,981)
Total recoveries	32	525	-	7	2	-	-	566
Total allocated provisions	105	1,405	(21)	1,075	6	(1)	38	2,607
Total unallocated provisions	-	-	-	-	-	-	-	-
At March 31, 2014:
Allocated	2,993	7,255	60	1,220	464	75	21	12,088
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,993	$7,255	$60	$1,220	$464	$75	$21	$12,088

Allowance for Loan Losses and Loans Receivable at March 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the three months ended March 31, 2013:
At December 31, 2012:
Allocated	$4,103	$4,139	$187	$1,590	$485	$75	$15	$10,594
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	4,103	4,139	187	1,590	485	75	15	10,594
Total charge offs	(762)	(325)	(9)	-	(150)	-	-	(1,246)
Total recoveries	3	-	-	-	-	-	-	3
Total allocated provisions	329	954	(49)	11	164	(1)	(1)	1,407
Total unallocated provisions	-	-	-	-	-	-	-	-
At March 31, 2013:
Allocated	3,673	4,768	129	1,601	499	74	14	10,758
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$3,673	$4,768	$129	$1,601	$499	$74	$14	$10,758

Allowance for Loan Losses and Loans Receivable at March 31, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(in Thousands)
Changes in the allowance for loan losses for the nine months ended March 31, 2013:
At June 30, 2012:
Allocated	$4,572	$3,443	$277	$1,310	$447	$54	$14	$10,117
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	4,572	3,443	277	1,310	447	54	14	10,117
Total charge offs	(1,665)	(525)	(9)	(116)	(220)	-	(2)	(2,537)
Total recoveries	12	-	-	18	9	-	-	39
Total allocated provisions	754	1,850	(139)	389	263	20	2	3,139
Total unallocated provisions	-	-	-	-	-	-	-	-
At March 31, 2013:
Allocated	3,673	4,768	129	1,601	499	74	14	10,758
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$3,673	$4,768	$129	$1,601	$499	$74	$14	$10,758

Allowance for Loan Losses and Loans Receivable at March 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$13,050	$5,494	$-	$1,353	$853	$-	$-	$20,750
Loans collectively evaluated for impairment	508,591	836,317	3,738	30,865	66,764	10,318	4,861	1,461,454
Total originated and purchased loans	521,641	841,811	3,738	32,218	67,617	10,318	4,861	1,482,204
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	1,370	316	8,322	-	-	-	10,008
Other acquired loans individually evaluated for impairment	359	1,640	2,014	2,409	683	613	-	7,718
Loans collectively evaluated for impairment	1,092	101,823	2,388	26,169	8,319	13,016	108	152,915
Total loans acquired at fair value	1,451	104,833	4,718	36,900	9,002	13,629	108	170,641
Total loans	$523,092	$946,644	$8,456	$69,118	$76,619	$23,947	$4,969	1,652,845
Unamortized yield adjustments								(1,558)
Loans receivable								$1,651,287

Allowance for Loan Losses and Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Originated and purchased loans
Loans individually evaluated for impairment	$697	$430	$-	$-	$110	$-	$-	$1,237
Loans collectively evaluated for impairment	2,939	4,356	50	252	300	35	12	7,944
Allowance for loan losses on originated and purchased loans	3,636	4,786	50	252	410	35	12	9,181
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	-	-	17	-	-	-	17
Other acquired loans individually evaluated for impairment	-	84	-	740	-	-	-	824
Loans collectively evaluated for impairment	24	489	31	209	80	41	-	874
Allowance for loan losses on loans acquired at fair value	24	573	31	966	80	41	-	1,715
Total allowance for loan losses	$3,660	$5,359	$81	$1,218	$490	$76	$12	$10,896

Allowance for Loan Losses and Loans Receivable at June 30, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Originated and purchased loans
Loans individually evaluated for impairment	$14,412	$7,865	$-	$1,076	$1,145	$-	$-	$24,498
Loans collectively evaluated for impairment	484,575	540,491	5,717	25,975	65,581	10,461	4,145	1,136,945
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Loans acquired with deteriorated credit quality	-	1,230	316	4,504	-	-	-	6,050
Other acquired loans individually evaluated for impairment	359	2,079	2,570	2,746	606	626	-	8,986
Loans collectively evaluated for impairment	1,301	115,163	3,248	36,387	13,481	15,526	133	185,239
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	1,361,718
Unamortized yield adjustments								(847)
Loans receivable								$1,360,871

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at March 31, 2014 and June 30, 2013.

Credit-Rating Classification of Loans Receivable at March 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Non-classified	$506,351	$834,109	$3,738	$30,744	$66,596	$10,153	$4,861	$1,456,552
Classified:
Special mention	1,863	1,280	-	121	167	55	-	3,486
Substandard	13,427	6,132	-	1,353	854	110	-	21,876
Doubtful	-	290	-	-	-	-	-	290
Loss	-	-	-	-	-	-	-	-
Total classified loans	15,290	7,702	-	1,474	1,021	165	-	25,652
Total originated and purchased loans	521,641	841,811	3,738	32,218	67,617	10,318	4,861	1,482,204
Loans acquired at fair value
Non-classified	1,092	96,629	-	20,814	8,166	12,833	102	139,636
Classified:
Special mention	-	4,185	-	5,003	19	26	1	9,234
Substandard	359	4,019	4,718	11,077	817	770	5	21,765
Doubtful	-	-	-	6	-	-	-	6
Loss	-	-	-	-	-	-	-	-
Total classified loans	359	8,204	4,718	16,086	836	796	6	31,005
Total loans acquired at fair value	1,451	104,833	4,718	36,900	9,002	13,629	108	170,641
Total loans	$523,092	$946,644	$8,456	$69,118	$76,619	$23,947	$4,969	$1,652,845

Credit-Rating Classification of Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Non-classified	$482,462	$538,544	$5,717	$25,630	$65,353	$10,339	$4,118	$1,132,163
Classified:
Special mention	1,843	983	-	50	228	28	-	3,132
Substandard	14,682	8,527	-	1,371	1,145	94	27	25,846
Doubtful	-	302	-	-	-	-	-	302
Loss	-	-	-	-	-	-	-	-
Total classified loans	16,525	9,812	-	1,421	1,373	122	27	29,280
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Non-classified	1,301	109,559	820	31,062	13,419	15,450	132	171,743
Classified:
Special mention	-	4,548	1,300	4,932	62	76	-	10,918
Substandard	359	4,365	4,014	7,554	606	626	1	17,525
Doubtful	-	-	-	89	-	-	-	89
Loss	-	-	-	-	-	-	-	-
Total classified loans	359	8,913	5,314	12,575	668	702	1	28,532
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

Contractual Payment Status of Loans Receivable at March 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Current	$508,428	$837,785	$3,738	$30,838	$67,116	$10,061	$4,796	$1,462,762
Past due:
30-59 days	1,992	1,155	-	27	206	257	1	3,638
60-89 days	1,343	-	-	-	122	-	47	1,512
90+ days	9,878	2,871	-	1,353	173	-	17	14,292
Total past due	13,213	4,026	-	1,380	501	257	65	19,442
Total originated and purchased loans	521,641	841,811	3,738	32,218	67,617	10,318	4,861	1,482,204
Loans acquired at fair value
Current	1,092	101,576	3,143	33,935	8,080	12,286	83	160,195
Past due:
30-59 days	-	988	406	860	253	730	20	3,257
60-89 days	-	158	-	116	299	-	-	573
90+ days	359	2,111	1,169	1,989	370	613	5	6,616
Total past due	359	3,257	1,575	2,965	922	1,343	25	10,446
Total loans acquired at fair value	1,451	104,833	4,718	36,900	9,002	13,629	108	170,641
Total loans	$523,092	$946,644	$8,456	$69,118	$76,619	$23,947	$4,969	$1,652,845

Contractual Payment Status of Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Current	$484,836	$542,504	$5,717	$26,141	$66,186	$10,346	$3,925	$1,139,655
Past due:
30-59 days	2,297	836	-	-	21	115	166	3,435
60-89 days	1,515	-	-	-	186	-	27	1,728
90+ days	10,339	5,016	-	910	333	-	27	16,625
Total past due	14,151	5,852	-	910	540	115	220	21,788
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Current	1,301	116,150	4,448	39,819	13,295	15,477	124	190,614
Past due:
30-59 days	-	258	-	45	433	-	8	744
60-89 days	-	186	-	284	62	49	-	581
90+ days	359	1,878	1,686	3,489	297	626	1	8,336
Total past due	359	2,322	1,686	3,818	792	675	9	9,661
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

The following tables present information relating to the Company’s nonperforming and impaired loans at March 31, 2014 and June 30, 2013.  Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable at March 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Performing	$510,914	$836,401	$3,738	$30,865	$67,444	$10,318	$4,843	$1,464,523
Nonperforming:
90+ days past due accruing	115	-	-	-	-	-	18	133
Nonaccrual	10,612	5,410	-	1,353	173	-	-	17,548
Total nonperforming	10,727	5,410	-	1,353	173	-	18	17,681
Total originated and purchased loans	521,641	841,811	3,738	32,218	67,617	10,318	4,861	1,482,204
Loans acquired at fair value
Performing	1,092	102,084	2,388	33,561	8,632	13,016	103	160,876
Nonperforming:
90+ days past due accruing	-	796	-	23	-	-	-	819
Nonaccrual	359	1,953	2,330	3,316	370	613	5	8,946
Total nonperforming	359	2,749	2,330	3,339	370	613	5	9,765
Total loans acquired at fair value	1,451	104,833	4,718	36,900	9,002	13,629	108	170,641
Total loans	$523,092	$946,644	$8,456	$69,118	$76,619	$23,947	$4,969	$1,652,845

Performance Status of Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Performing	$487,671	$540,585	$5,717	$25,975	$66,320	$10,461	$4,118	$1,140,847
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	11,316	7,771	-	1,076	406	-	27	20,596
Total nonperforming	11,316	7,771	-	1,076	406	-	27	20,596
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Performing	1,301	116,080	3,248	39,877	13,790	15,526	132	189,954
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	359	2,392	2,886	3,760	297	626	1	10,321
Total nonperforming	359	2,392	2,886	3,760	297	626	1	10,321
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

Impairment Status of Loans Receivable at March 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$508,591	$836,317	$3,738	$30,865	$66,764	$10,318	$4,861	$1,461,454
Impaired loans:
Impaired loans with no allowance for impairment	10,480	3,660	-	1,249	753	-	-	16,142
Impaired loans with allowance for impairment:
Unpaid principal balance	2,570	1,834	-	104	100	-	-	4,608
Allowance for impairment	(542)	(432)	-	(104)	(75)	-	-	(1,153)
Balance of impaired loans net of allowance for impairment	2,028	1,402	-	-	25	-	-	3,455
Total impaired loans, excluding allowance	13,050	5,494	-	1,353	853	-	-	20,750
Total originated and purchased loans	521,641	841,811	3,738	32,218	67,617	10,318	4,861	1,482,204
Loans acquired at fair value
Non-impaired loans	1,092	101,823	2,388	26,169	8,319	13,016	108	152,915
Impaired loans:
Impaired loans with no allowance for impairment	359	2,530	2,330	10,172	614	613	-	16,618
Impaired loans with allowance for impairment:
Unpaid principal balance	-	480	-	559	69	-	-	1,108
Allowance for impairment	-	(22)	-	(353)	(51)	-	-	(426)
Balance of impaired loans net of allowance for impairment	-	458	-	206	18	-	-	682
Total impaired loans, excluding allowance	359	3,010	2,330	10,731	683	613	-	17,726
Total loans acquired at fair value	1,451	104,833	4,718	36,900	9,002	13,629	108	170,641
Total loans	$523,092	$946,644	$8,456	$69,118	$76,619	$23,947	$4,969	$1,652,845

Impairment Status of Loans Receivable at March 31, 2014 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$18,953	$5,969	$-	$1,407	$870	$-	$-	$27,199
Loans acquired at fair value	417	3,404	2,971	12,443	717	617	-	20,569
Total impaired loans	$19,370	$9,373	$2,971	$13,850	$1,587	$617	$-	$47,768

For the three months ended March 31, 2014
Average balance of impaired loans	$13,310	$8,412	$2,401	$11,677	$1,428	$676	$-	$37,904
Interest earned on impaired loans	$26	$49	$-	$176	$14	$-	$-	$265

For the nine months ended March 31, 2014
Average balance of impaired loans	$13,883	$10,040	$2,552	$10,556	$1,464	$635	$-	$39,130
Interest earned on impaired loans	$100	$135	$-	$546	$54	$-	$-	$835

For the three months ended March 31, 2013
Average balance of impaired loans	$16,181	$11,522	$1,753	$8,760	$1,641	$118	$-	$39,975
Interest earned on impaired loans	$46	$34	$-	$137	$16	$2	$-	$235

For the nine months ended March 31, 2013
Average balance of impaired loans	$16,218	$11,994	$1,789	$8,889	$1,716	$73	$-	$40,679
Interest earned on impaired loans	$132	$83	$-	$395	$46	$2	$-	$658

Impairment Status of Loans Receivable at June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:
Originated and purchased loans
Non-impaired loans	$484,575	$540,491	$5,717	$25,975	$65,581	$10,461	$4,145	$1,136,945
Impaired loans:
Impaired loans with no allowance for impairment	11,758	7,470	-	1,076	1,026	-	-	21,330
Impaired loans with allowance for impairment:
Unpaid principal balance	2,654	395	-	-	119	-	-	3,168
Allowance for impairment	(697)	(430)	-	-	(110)	-	-	(1,237)
Balance of impaired loans net of allowance for impairment	1,957	(35)	-	-	9	-	-	1,931
Total impaired loans, excluding allowance	14,412	7,865	-	1,076	1,145	-	-	24,498
Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443
Loans acquired at fair value
Non-impaired loans	1,301	115,163	3,248	36,387	13,481	15,526	133	185,239
Impaired loans:
Impaired loans with no allowance for impairment	359	2,795	2,886	6,251	606	626	-	13,523
Impaired loans with allowance for impairment:
Unpaid principal balance	-	514	-	999	-	-	-	1,513
Allowance for impairment	-	(84)	-	(757)	-	-	-	(841)
Balance of impaired loans net of allowance for impairment	-	430	-	242	-	-	-	672
Total impaired loans, excluding allowance	359	3,309	2,886	7,250	606	626	-	15,036
Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275
Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

Impairment Status of Loans Receivable at June 30, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$20,682	$8,956	$-	$1,120	$1,169	$-	$-	$31,927
Loans acquired at fair value	417	4,077	3,419	10,168	614	626	-	19,321
Total impaired loans	$21,099	$13,033	$3,419	$11,288	$1,783	$626	$-	$51,248

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

The following table presents information regarding the restructuring of the Company’s troubled debts during the three and nine months ended March 31, 2013 and any defaults during those periods of TDRs that were restructured within 12 months of the date of default.  There were no restructurings or applicable defaults of the Company’s troubled debt during the three and nine months ended March 31, 2014.

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

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

11. BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	March 31, 2014		June 30, 2013
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
		(Dollars in thousands)

Maturing in years ending June 30:
2014	$300,000	0.40%	$105,000	0.39%
2021	787	4.94	854	4.94
2023	145,000	3.04	145,000	3.04
	445,787	1.27%	250,854	1.94%
Fair value adjustments	65		77
	$445,852		$250,931

At March 31, 2014, $300.0 million in advances are due within one year and are comprised entirely of 90-day advances.  The remaining $145.8 million in advances are due after one year of which $145.0 million are callable in April 2018.

At March 31, 2014, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $690.6 million and $178.8 million, respectively.  At June 30, 2013, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $433.2 million and $222.7 million, respectively.

Borrowings at March 31, 2014 and June 30, 2013 also included overnight borrowings in the form of depositor sweep accounts totaling $35.4 million and $36.8 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

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

The effects of derivative instruments on the Consolidated Financial Statements for March 31, 2014 and June 30, 2013 are as follows:

	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
At March 31, 2014:
Interest rate swaps:
Effective July 1, 2013	$165,000	$1,236	Other assets	July 1, 2018
Effective August 19, 2013	75,000	(668)	Other assets	August 20, 2018
Effective October 9, 2013	50,000	117	Other assets	October 9, 2018
Effective March 28, 2014	75,000	(564)	Other assets	March 28, 2019
Effective June 5, 2015	60,000	749	Other assets	June 5, 2020
Interest rate caps:
Effective June 5, 2013	40,000	1,185	Other assets	June 5, 2018
Effective July 1, 2013	35,000	1,073	Other assets	July 1, 2018
Total	$500,000	$3,128
At June 30, 2013:
Interest rate swaps:
Effective July 1, 2013	$165,000	$1,617	Other assets	July 1, 2018
Effective June 5, 2015	60,000	1,220	Other assets	June 5, 2020
Interest rate caps:
Effective June 5, 2013	40,000	1,485	Other assets	June 5, 2018
Effective July 1, 2013	35,000	1,323	Other assets	July 1, 2018
Total	$300,000	$5,645

	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(Dollars in Thousands)

Derivatives in cash flow hedges
For the three months ended March 31, 2014:
Interest rate swaps:
Effective July 1, 2013	$(221)	Not Applicable	$-
Effective August 19, 2013	(63)	Not Applicable	-
Effective October 9, 2013	(74)	Not Applicable	-
Effective March 28, 2014	(334)	Not Applicable	-
Effective June 5, 2015	(439)	Not Applicable	-
Interest rate caps:			-
Effective June 5, 2013	(111)	Not Applicable	-
Effective July 1, 2013	(105)	Not Applicable	-
Total	$(1,347)		$-
For the nine months ended March 31, 2014:
Interest rate swaps:
Effective July 1, 2013	$(225)	Not Applicable	$-
Effective August 19, 2013	(395)	Not Applicable	-
Effective October 9, 2013	69	Not Applicable	-
Effective March 28, 2014	(334)	Not Applicable	-
Effective June 5, 2015	(279)	Not Applicable	-
Interest rate caps:			-
Effective June 5, 2013	(175)	Not Applicable	-
Effective July 1, 2013	(148)	Not Applicable	-
Total	$(1,487)		$-

There were no derivatives held by the Company at and for the nine months ended March 31, 2013.

The Company has in place an enforceable master netting arrangement with each counterparty. All master netting arrangements include rights to offset associated with the Company’s recognized derivative assets, derivative liabilities, and cash collateral received and pledged. Accordingly, the Company, where appropriate, offsets all derivative asset and liability positions with the cash collateral received and pledged.  At March 31, 2014 and June 30, 2013, the Company’s derivatives were in net asset positions totaling $3,128,000 and $5,645,000, respectively, which were included in the balance of other assets as of those dates.  At March 31, 2014 and June 30, 2013, the gross asset positions were $4,360,000 and $5,645,000 and gross liability positions were $1,232,000 and $0, respectively.  Financial collateral required under the enforceable master netting arrangement in the amount of $3,130,000 and $5,500,000 at March 31, 2014 and June 30, 2013, respectively, were not included as offsetting amounts.

13.  BENEFIT PLANS – COMPONENTS OF NET PERIODIC EXPENSE

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)

Service cost	$51	$58	$151	$173
Interest cost	84	77	251	232
Amortization of unrecognized past service
liability	11	12	34	36
Amortization of unrecognized net actuarial
(gain) loss	(1)	13	(2)	40

Net periodic benefit expense	$145	$160	$434	$481

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

The assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
At March 31, 2014:	Quoted Prices to Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Debt securities available for sale:

U.S. agency securities	$-	$4,448	$-	$4,448
Obligations of state and political subdivisions	-	26,132	-	26,132
Asset-backed securities	-	86,823	-	86,823
Collateralized loan obligations	-	69,698	-	69,698
Corporate bonds	-	159,276	-	159,276
Trust preferred securities	-	6,540	1,000	7,540
Total debt securities	-	352,917	1,000	353,917

Mortgage-backed securities available for sale:

Collateralized mortgage obligations	-	81,777	-	81,777
Residential pass-through securities	-	479,913	-	479,913
Commercial pass-through securities	-	80,818	-	80,818
Total mortgage-backed securities	-	642,508	-	642,508
Total securities available for sale	$-	$995,425	$1,000	$996,425

Derivative instruments:

Interest rate swaps	$-	$870	$-	$870
Interest rate caps	-	2,258	-	2,258
Total derivatives	$-	$3,128	$-	$3,128

	Fair Value Measurements Using
At June 30, 2014:	Quoted Prices to Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Debt securities available for sale:

U.S. agency securities	$-	$5,015	$-	$5,015
Obligations of state and political subdivisions	-	25,307	-	25,307
Asset-backed securities	-	24,798	-	24,798
Collateralized loan obligations	-	78,486	-	78,486
Corporate bonds	-	159,192	-	159,192
Trust preferred securities	-	6,324	1,000	7,324
Total debt securities	-	299,122	1,000	300,122

Mortgage-backed securities available for sale:

Collateralized mortgage obligations	-	62,482	-	62,482
Residential pass-through securities	-	628,154	-	628,154
Commercial pass-through securities	-	90,016	-	90,016
Total mortgage-backed securities	-	780,652	-	780,652
Total securities available for sale	$-	$1,079,774	$1,000	$1,080,774

Derivative instruments:

Interest rate swaps	$-	$2,837	$-	$2,837
Interest rate caps	-	2,808	-	2,808
Total derivatives	$-	$5,645	$-	$5,645

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

The Company holds a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc., whose fair value has been determined by using Level 3 inputs.  It is a part of a $40.0 million private placement with a coupon of 8.90% issued in

1998 and maturing in 2028.  Generally management has been unable to obtain a market quote due to a lack of trading activity for this security.  Consequently, the security’s fair value as reported at March 31, 2014 and June 30, 2013 is based upon the present value of its expected future cash flows assuming the security continues to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

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

For the three and nine months ended March 31, 2014, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis.  For those same periods, there were no transfers of assets or liabilities within the fair valuation measurement hierarchy between Level 1 and Level 2 inputs.

The assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices to Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
At March 31, 2014:
Impaired loans
Real estate owned	$-	$-	$12,452	$12,452
	-	-	-	-
At June 30, 2013:
Impaired loans	$-	$-	$14,603	$14,603
Real estate owned	-	-	229	229

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
At March 31, 2014	(In Thousands)
Impaired loans	$12,452	Market valuation of underlying collateral (1)	Direct disposal costs (3)	6% - 10%
Real estate owned	$-	Market valuation of property (2)	Direct disposal costs (3)	6% - 10%

At June 30, 2013
Impaired loans	$14,603	Market valuation of underlying collateral (1)	Direct disposal costs (3)	6% - 10%
Real estate owned	$229	Market valuation of property (2)	Direct disposal costs (3)	6% - 10%
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

At March 31, 2014, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $14.1 million and valuation allowances of $1.6 million reflecting fair values of $12.5 million.  By comparison, at June 30, 2013, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $16.7 million and valuation allowances of $2.1 million reflecting fair values of $14.6 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  For the year-to-date period ended March 31, 2014, there were no real estate properties whose carrying values were written down utilizing Level 3 inputs.  By comparison, real estate owned whose carrying value was written down utilizing Level 3 inputs during the year ended June 30, 2013 comprised one property with a fair value totaling $229,000.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at March 31, 2014 and June 30, 2013:

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

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented on Page 98.

The carrying amounts and estimated fair values of financial instruments are as follows:

	Carrying Amount and Fair Value Measurements at March 31, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$135,432	$135,432	$135,432	$-	$-
Debt securities available for sale	353,917	353,917	-	352,917	1,000
Debt securities held to maturity	212,391	207,335	-	207,335	-
Loans receivable	1,639,199	1,618,019	-	-	1,618,019
Mortgage-backed securities available for sale	642,508	642,508	-	642,508	-
Mortgage-backed securities held to maturity	99,805	95,080	-	95,080	-
FHLB Stock	24,438	24,438	-	-	24,438
Interest receivable	8,915	8,915	8,915	-	-

Financial liabilities:
Deposits (A)	2,396,712	2,406,630	1,403,585	-	1,003,045
Borrowings	481,206	488,176	-	-	488,176
Interest payable on borrowings	992	992	992	-	-

Derivative instruments:
Interest rate swaps	870	870	-	870	-
Interest rate caps	2,258	2,258	-	2,258	-

(A)	Includes accrued interest payable on deposits of $64,000 at March 31, 2014.

	Carrying Amount and Fair Value Measurements at June 30, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$127,034	$127,034	$127,034	$-	$-
Debt securities available for sale	300,122	300,122	-	299,122	1,000
Debt securities held to maturity	210,015	202,328	-	202,328	-
Loans receivable	1,349,975	1,359,799	-	-	1,359,799
Mortgage-backed securities available for sale	780,652	780,652	-	780,652	-
Mortgage-backed securities held to maturity	101,114	96,447	-	96,447	-
FHLB Stock	15,666	15,666	-	-	15,666
Interest receivable	8,028	8,028	8,028	-	-

Financial liabilities:
Deposits (A)	2,370,508	2,376,290	1,389,044	-	987,246
Borrowings	287,695	295,914	-	-	295,914
Interest payable on borrowings	938	938	938	-	-

Derivative instruments:
Interest rate swaps	2,837	2,837	-	2,837	-
Interest rate caps	2,808	2,808	-	2,808	-

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

15.  COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ equity at March 31, 2014 and June 30, 2013 are as follows:

	March 31, 2014	June 30, 2013
	(In thousands)
Net unrealized loss on securities available for sale	$(8,789)	$(7,375)
Tax effect	3,025	2,021
Net of tax amount	(5,764)	(5,354)
Fair value adjustments on derivatives	594	3,107
Tax effect	(243)	(1,269)
Net of tax amount	351	1,838
Benefit plan adjustments	(218)	(1,053)
Tax effect	90	430
Net of tax amount	(128)	(623)
Accumulated other comprehensive loss	$(5,541)	$(4,139)

Other comprehensive loss and related tax effects for the three and nine months ended March 31, 2014 and March 31, 2013 are presented in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
		(In thousands)
Net realized gain on securities available for sale (2)	$(830)	$(9,076)	$(1,056)	$(10,179)
Net unrealized holding gain (loss) on securities available for sale	9,494	(6,093)	(358)	(6,971)
Net unrealized loss on derivatives	(2,277)	-	(2,513)	-
Benefit plans:
Amortization of:
Actuarial (gain) loss (1)	(1)	13	(2)	40
Past service cost (1)	11	12	34	36
New actuarial gain (loss)	-	-	803	(1,186)
Net change in benefit plans accrued expense	10	25	835	(1,110)
Other comprehensive income (loss) before taxes	6,397	(15,144)	(3,092)	(18,260)
Tax effect (3)	(1,964)	6,116	1,690	7,403
Other comprehensive income (loss)	$4,433	$(9,028)	$(1,402)	$(10,857)

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 13 – Benefit Plans for additional information

(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in gain on sale of securities

(3)
The amounts included in income taxes for items reclassified out of accumulated other comprehensive income totaled $343, $773, $3,731 and $3,719 for the three and nine months ended March 31, 2014 and 2013, respectively

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Comparison of Financial Condition at March 31, 2014 and June 30, 2013

General.  Total assets increased by $225.4 million to $3.37 billion at March 31, 2014 from $3.15 billion at June 30, 2013.  The increase in total assets was primarily attributable to increases in the balances of loans, debt securities, FHLB stock and cash and cash equivalents that were partially offset by a decline in the balance of mortgage-backed securities.  The net increase in total assets was complemented by increases in the balances of deposits, borrowings and stockholders’ equity.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, increased by $8.4 million to $135.4 million at March 31, 2014 from $127.0 million at June 30, 2013.  The increase in the balance of cash and cash equivalents at March 31, 2014 reflected normal operating fluctuations in their balances.

Notwithstanding day-to-day fluctuations in cash and cash equivalents, the Company has generally sought to maintain lower levels of cash and cash equivalents during the current fiscal year to reduce the opportunity cost of excess liquidity.  Management continues to monitor the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives – particularly those relating to the expansion of its commercial lending functions.  The Company may alter its liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

Debt Securities Available for Sale.  Debt securities classified as available for sale increased by $53.8 million to $353.9 million at March 31, 2014 from $300.1 million at June 30, 2013.  The net increase primarily reflected security purchases totaling $108.9 million during the nine months ended March 31, 2014 that were partially offset by security sales of totaling $55.4 million during the same period.  The security sales primarily reflected the Company’s decision to reduce its investment in certain collateralized loan obligations that may become ineligible investments under the terms of the “Volcker Rule” whose provisions were enacted by regulatory agencies during the quarter ended December 31, 2013 in conjunction with the ongoing adoption and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Security purchases for the period partly reflected the reinvestment of these security sale proceeds into other eligible securities within the portfolio as well as the reinvestment of mortgage-backed security sale proceeds into shorter-duration investments within this segment of the portfolio.

The net change in debt securities available for sale also reflected a decrease in the net unrealized loss within the portfolio coupled with repayments of principal attributable to amortization during the first nine months of fiscal 2014.  The net unrealized loss for the portfolio decreased by $671,000 to $4.5 million at March 31, 2014 from $5.2 million at June 30, 2013.  The decrease in the net unrealized loss was primarily attributable to changes in the fair value of the various sectors within the portfolio arising primarily from movements in market interest rates.

At March 31, 2014, the available for sale debt securities portfolio included U.S. agency debentures, single-issuer trust preferred securities, corporate bonds, asset-backed securities, collateralized loan obligations and municipal obligations.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities available for sale at March 31, 2014 is presented in Note 7 and Note 9 to the unaudited consolidated financial statements.

Debt Securities Held to Maturity.  Debt securities classified as held to maturity increased by $2.4 million to $212.4 million at March 31, 2014 from $210.0 million at June 30, 2013.  The net increase primarily reflected purchases of municipal obligations totaling $4.3 million during the nine months ended March 31, 2014 that were partially offset by repayments, calls and maturities of such securities during that same period.

At March 31, 2014, the held to maturity debt securities portfolio included U.S. agency debentures and municipal obligations, a small portion of which represent non-rated, short term, bond anticipation notes (“BANs”) issued by New Jersey municipalities with whom the Bank maintains or seeks to maintain deposit relationships.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities held to maturity at March 31, 2014 is presented in Note 8 and Note 9 to the unaudited consolidated financial statements.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $289.2 million to $1.64 billion at March 31, 2014 from $1.35 billion at June 30, 2013.  The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the nine months ended March 31, 2014.

Residential mortgage loans, including home equity loans and lines of credit, increased by $15.6 million to $623.7 million at March 31, 2014 from $608.1 million at June 30, 2013.  The components of the net increase included an increase in the balance of one-to-four family first mortgage loans of $22.4 million to $523.1 million at March 31, 2014 from $500.6 million at June 30, 2013.  Partially offsetting this increase was a net reduction in the balance of home equity loans of $4.2 million to $76.6 million at March 31, 2014 from $80.8 million for those same comparative periods.  Additionally, the balance of home equity lines of credit decreased by $2.7 million to $23.9 million at March 31, 2014 from $26.6 million at June 30, 2013.

Residential mortgage loan activity for the nine months ended March 31, 2014 continues to reflect the Company’s diminished strategic focus on such loans coupled with the reduced level of “new purchase” loan demand resulting from a weak economy and lower real estate values.  Moreover, as a portfolio lender cognizant of potential exposure to interest rate risk, the Bank has generally refrained from lowering its long-term, fixed-rate residential mortgage rates to the levels available in the marketplace.  Consequently, a portion of the Company’s residential mortgage borrowers may continue to seek long-term, fixed-rate refinancing opportunities from other market resources further limiting growth within this segment of the loan portfolio.

Given the considerations noted above, the modest increase in the outstanding balance of the portfolio generally reflected the effects of slowing refinancing activity resulting primarily from longer-term mortgage rates increasing from their historical lows.  Such increases in mortgage rates were largely attributable to the market’s reaction to the reduction or “tapering” in the Federal Reserve’s efforts to stimulate the economy by maintaining longer-term interest rates at historically low levels through quantitative easing.  Through this policy, the Federal Reserve had aggressively purchased mortgage-backed securities in the open market thereby driving the yield on such securities, and their underlying mortgage loans, to historical lows.  The recent slowing in the rate of such purchases by the Federal Reserve has generally resulted in an increase in longer-term interest rates that may reduce the volume of mortgage refinancing over the next several quarters.

In total, residential mortgage loan origination and purchase volume for the nine months ended March 31, 2014 was $68.3 million and $20.8 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $22.8 million for that same period.

Commercial loans, in aggregate, increased by $278.2 million to $1.02 billion at March 31, 2014 from $737.5 million at June 30, 2013.  The components of the aggregate increase included an increase in commercial mortgage loans totaling $279.8 million that was partially offset by a decline in commercial business loans of $1.6 million.  The ending balances of commercial mortgage loans and commercial business loans at March 31, 2014 were $946.6 million and $69.1 million, respectively.  Commercial loan origination volume for the nine months ended March 31, 2014 totaled $295.4 million comprising $275.7 million and $19.7 million of commercial mortgage and commercial business loan originations, respectively.  Commercial loan originations were augmented with the purchase of commercial loan participations totaling $87.1 million during the nine months ended March 31, 2014.

The outstanding balance of construction loans, net of loans-in-process, decreased by $3.4 million to $8.5 million at March 31, 2014 from $11.9 million at June 30, 2013.  Construction loan disbursements for the nine months ended March 31, 2014 totaled $2.8 million.

Finally, other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased $691,000 to $5.0 million at March 31, 2014 from $4.3 million at June 30, 2013.  Other loan originations for the nine months ended March 31, 2014 totaled approximately $2.0 million.

Additional information regarding loans receivable at March 31, 2014 is presented in Note 10 to the unaudited consolidated financial statements.

Nonperforming Loans.  At March 31, 2014, nonperforming loans decreased by $3.5 million to $27.4 million or 1.66% of total loans from $30.9 million or 2.27% of total loans as of June 30, 2013.  The balance of nonperforming loans at March 31, 2014 included $26.5 million and $952,000 of “nonaccrual” loans and loans reported as “over 90 days past due and accruing”, respectively.  By comparison, the balance of nonperforming loans at June 30, 2013 was comprised entirely of “nonaccrual” loans.

The composition of nonperforming loans at March 31, 2014 continued to include a disproportionate balance of residential mortgage loans originally acquired from Countrywide Home Loans, Inc. (“Countrywide”) which continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP (“BOA”).  In total, nonperforming Countrywide loans totaled $9.8 million or 35.8% of total nonperforming loans at March 31, 2 014.  As of that same date, the Company owned a total of 82 residential mortgage loans with an aggregate outstanding balance of $36.4 million that were originally acquired from Countrywide.  Of these loans, an additional four loans totaling $1.4 million are 30-89 days past due and are in various stages of collection.

Additional information about the Company’s nonperforming loans at March 31, 2014 is presented in Note 10 to the unaudited consolidated financial statements.

Allowance for Loan Losses.  During the nine months ended March 31, 2014, the balance of the allowance for loan losses increased by approximately $1.2 million to $12.1 million or 0.73% of total loans at March 31, 2014 from $10.9 million or 0.80% of total loans at June 30, 2013.  The increase resulted from provisions of $2.6 million during the nine months ended March 31, 2014 that were partially offset by charge offs, net of recoveries, totaling approximately $1.4 million.

With regard to loans individually evaluated for impairment, the balance of the Company’s allowance for loan losses attributable to such loans decreased by $499,000 to $1.6 million at March 31, 2014 from $2.1 million at June 30, 2013.  The balance of this portion of the allowance at March 31, 2014 reflected the allowance for impairment identified on $5.7 million of impaired loans while an additional $32.8 million of impaired loans had no allowance for impairment as of that date.  By comparison, the comparable portion of the allowance at June 30, 2013 reflected the impairment identified on $4.7 million of impaired loans while an additional $34.9 million of impaired loans had no impairment as of that date. The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of the Company’s allowance for loan losses attributable to such loans increased by $1.7 million to $10.5 million at March 31, 2014 from $8.8 million at June 30, 2013.  The increase in the balance of this portion of the allowance largely reflected the additional allowance attributable to an overall increase of $292.2 million in the non-impaired portion of the loan portfolio between comparative periods.  The increase in the allowance also reflected changes in the Company’s historical and environmental loss factors made in accordance with its allowance for loan loss calculation methodology as discussed earlier.

Specifically, the Company’s loan portfolio experienced a net annualized average charge-off rate of 12 basis points during the nine months ended March 31, 2014 representing a decrease of 16 basis points from the 28 basis points of charge offs reported for fiscal 2013.  The historical loss factors used in the Company’s allowance for loan loss calculation methodology were updated to reflect the effect of these charge offs on the average annualized historical charge off rates by loan segment over the two year look-back period used by that methodology.  In conjunction with the net changes to the outstanding balance of the applicable loans, the changes to these factors resulted in a net decrease of $358,000 in the applicable portion of the allowance to $2.1 million at March 31, 2014 from $2.4 million as of June 30, 2013.

Regarding environmental loss factors, changes to such factors during the nine month period ended March 31, 2014 were primarily limited to increases applicable to the Company’s acquired portfolio of SBA loans.  All such loans were initially recorded at fair value at acquisition reflecting any impairment identified on such loans at that time.  Subsequent to their acquisition, however, the Company has identified and recognized additional impairment and charge offs attributable to this subset of acquired loans.  While the level of this “post-acquisition” impairment has generally been limited, the Company considers such losses in developing the environmental loss factors used to calculate the required allowance applicable to the non-impaired portion of such loans.  In recognition of these considerations, the Company has modified the following environmental loss factors applicable to the acquired SBA loans during the nine months ended March 31, 2014 from those levels that were in effect at June 30, 2013:

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

  In conjunction with the net changes to the outstanding balance of the applicable loans, the noted increase in the environmental loss factors resulted in a net increase of $2.0 million in the applicable valuation allowances to $8.4 million at March 31, 2014 from $6.4 million at June 30, 2013.

In addition to the changes noted above, the Company expanded its environmental loss factors during the quarter ended March 31, 2014 to separately identify three additional factors whose inherent risks and estimated losses had previously been embedded in other existing loss factors.  The new environmental loss factors include: changes in loan portfolio composition and terms, changes in loan review systems and resources, and effects of other external factors. The addition of these new environmental loss factors to the Company’s ALLL calculation methodology effectively resulted in a reallocation of assessed risk and estimated losses from other existing loss factors applicable to certain loan segments.  Consequently, the addition of the new loss factors during the current period did not impact the overall balance of the ALLL, its allocation by loan segment, or the provision expense for the period.

The following tables present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at March 31, 2014 and June 30, 2013.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at March 31, 2014
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
Residential mortgage loans
Originated	0.04%	0.30%	0.34%
Purchased	2.53%	0.75%	3.28%
Acquired in merger	1.62%	0.24%	1.86%
Home equity loans
Originated	0.12%	0.36%	0.48%
Acquired in merger	0.33%	0.24%	0.57%
Home equity lines of credit
Originated	0.00%	0.36%	0.36%
Acquired in merger	0.00%	0.24%	0.24%
Construction loans
1-4 family
Originated	0.02%	0.72%	0.74%
Acquired in merger	0.00%	0.24%	0.24%
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Nonresidential
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Commercial mortgage loans
Multi-family
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Nonresidential
Originated	0.10%	0.72%	0.82%
Acquired in merger	0.00%	0.24%	0.24%
Commercial business loans
Secured (1-4 family)
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.24%	0.24%
Secured (Other)
Originated	0.08%	0.72%	0.80%
Acquired in merger	0.06%	0.24%	0.30%
Unsecured
Originated	0.00%	0.57%	0.57%
Acquired in merger	0.00%	0.18%	0.18%

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at March 31, 2014 (continued)
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
SBA 7A
Originated	0.00%	0.72%	0.72%
Acquired in merger	19.13%	0.27%	19.40%
SBA Express
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.27%	0.27%
SBA Line of Credit
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.53%	0.27%	0.80%
SBA Other
Originated	0.00%	0.72%	0.72%
Acquired in merger	0.00%	0.27%	0.27%
Other consumer loans (1)	-	-	-

________________________________________________
(1)  The Company generally maintains an environmental loss factor of 0.18% - 0.27% on other consumer loans while historical loss factors range from 0.00% to 30.12% based on loan type. Resulting balances in the allowance for loan losses are immaterial and therefore excluded from the presentation.

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

Additional information about the Company’s allowance for loan losses at March 31, 2014 is presented in Note 10 to the unaudited consolidated financial statements.

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale decreased by $138.1 million to $642.5 million at March 31, 2014 from $780.7 million at June 30, 2013.  The net decrease partly reflected sales of securities totaling $85.4 million during the nine months ended March 31, 2014 partially offset by purchases totaling $45.1 million during the same period.  A portion of the proceeds from mortgage-backed security sales were used to fund loan growth during the period.  The remainder was used to fund purchases of short-duration debt securities, as noted above, as well as fixed-rate, agency securities including collateralized mortgage obligations and 30 year pass-through securities that were acquired based upon their Community Reinvestment Act eligibility.

The net decrease in mortgage-backed securities available for sale also reflected cash repayment of principal, net of discount accretion and premium amortization as well as an aggregate decrease in the fair value of the applicable securities resulting in an increase in the unrealized loss in the portfolio between comparative periods.

At March 31, 2014, the available for sale mortgage-backed securities portfolio included agency pass-through securities and agency collateralized mortgage obligations.  Based on its evaluation,

management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities available for sale at March 31, 2014 is presented in Note 7 and Note 9 to the unaudited consolidated financial statements.

Mortgage-backed Securities Held to Maturity.  Mortgage-backed securities held to maturity, decreased by $1.3 million to $99.8 million at March 31, 2014 from $101.1 million at June 30, 2013.  The decrease was largely attributable to cash repayment of principal, net of discount accretion and premium amortization.

At March 31, 2014, the held to maturity mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations.  As of that date, the Company also held a nominal balance of non-agency mortgage-backed securities whose aggregate carrying values and market values totaled $91,000 and $89,000, respectively.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities held to maturity at March 31, 2014 is presented in Note 8 and Note 9 to the unaudited consolidated financial statements.

Other Assets.  The aggregate balance of other assets, including premises and equipment, FHLB stock, accrued interest receivable, goodwill, bank owned life insurance, deferred income taxes and other miscellaneous assets, increased by $11.0 million to $287.5 million at March 31, 2014 from $276.4 million at June 30, 2013.  The increase in other assets partly reflected an $8.8 million increase in the investment in FHLB stock resulting from an increase in the Bank’s mandatory investment attributable to the increase in the balance of borrowings with the FHLB.  The change also reflected a $1.5 million increase in net deferred income tax assets resulting primarily from increases in the unrealized losses within the available for sale securities portfolio and a $2.1 million increase in the cash surrender value of the Company’s bank owned life insurance.

The balance of real estate owned (“REO”), included in other assets, decreased by $441,000 to $1.6 million at March 31, 2014 from $2.1 million at June 30, 2013 representing the net carrying values of eight properties held at the close of each period.  The net change in REO from period to period reflected the acquisition and sale of several properties during the period.  Two properties with aggregate carrying values totaling $186,000 and $128,000, respectively, were under contract for sale at March 31, 2014 with such values generally reflecting the net sale proceeds that the Bank expects to receive based upon the terms of that contract.

The remaining increases and decreases in other assets generally comprised normal growth or operating fluctuations in their respective balances.

Deposits.  The balance of total deposits increased by $26.2 million to $2.40 billion at March 31, 2014 from $2.37 billion at June 30, 2013.  The net increase in deposit balances reflected a $14.6 million increase in interest-bearing deposits as well as an increase of $11.6 million in non-interest-bearing checking accounts.  The increase in interest-bearing deposit accounts comprised a $17.2 million increase in savings and club accounts coupled with an $11.7 million increase in certificates of deposit.  These increases were partially offset by a $14.2 million decline in interest-bearing checking accounts.

   The decrease in interest-bearing checking accounts primarily reflected a $17.4 million decline in the balance of the Company’s brokered money market deposits that was partially offset by a $3.2 million increase in retail accounts.  The Company’s brokered money market deposits were originally acquired through Promontory Interfinancial Network’s Insured Network Deposits (“IND”) program in conjunction with the wholesale funding transactions completed during the latter half of fiscal 2013.  The Company’s IND deposit balances totaled approximately $212.2 million at March 31, 2014 compared to $229.6 million at June 30, 2013.

  The reported increase in certificates of deposit continued to reflect the Company’s ongoing efforts to extend the duration of its time deposits for interest rate risk management purposes.  Toward that end, the Bank maintained its attractive offering rates on certain longer-term retail time deposits throughout the current quarter which continued to attract funding within the four-to-five year maturity tranche.  The Bank also continued to utilize a deposit listing service through which it has attracted “non-brokered” wholesale time deposits targeting institutional investors with a three-to-five year investment horizon.  The Bank generally prohibits the withdrawal of its listing service deposits prior to maturity.  The balance of the Bank’s listing service time deposits totaled $38.6 million at March 31, 2014 which were all acquired during the current fiscal year.  Finally, the Bank acquired a small portfolio of longer-term, brokered certificates of deposit during the current fiscal year whose balances totaled approximately $18.9 million at March 31, 2014.

Borrowings.  The balance of borrowings increased by $193.5 million to $481.2 million at March 31, 2014 from $287.7 million at June 30, 2013.  The reported increase primarily reflected an additional $195.0 million of FHLB advances drawn primarily to fund loan growth during the period.  For interest rate risk management purposes, the Company has utilized interest rate derivatives to effectively swap the rolling 90-day maturity/repricing characteristics of the new borrowings into a fixed rate for five years.

The change in borrowing balances also reflected a $1.4 million decline in the balance of customer sweep accounts to $35.4 million at March 31, 2014 from $36.8 million at June 30, 2013.  Sweep accounts are short-term borrowings representing funds that are withdrawn from a customer’s non-interest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Company.

Other Liabilities.  The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased by $1.8 million to $21.3 million at March 31, 2014 from $19.5 million at June 30, 2013 reflecting normal operating fluctuations in such balances.

Stockholders’ Equity.  Stockholders’ equity increased $3.8 million to $471.5 million at March 31, 2014 from $467.7 million at June 30, 2013.  The increase was partly attributable to $7.4 million in net income coupled with a reduction of unearned ESOP shares for plan shares earned during the current period.  These increases were partially offset by a $1.4 million increase in accumulated other comprehensive loss due primarily to changes in the fair value of the Company’s available for sale securities and derivatives portfolios.  The increase in stockholders’ equity was partially offset by a net increase of $3.6 million increase in Treasury stock which partly reflected the Company’s repurchase of 386,280 shares of its common stock during the period at an average price of $10.41 per share.  The increase in Treasury stock due to share repurchases was partially offset by the issuance of 36,222 shares at an average cost of $11.48 per share resulting from the exercise of employee stock options during the period.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013

General.  The Company reported net income of $1.8 million or $0.03 per basic and diluted share for the three months ended March 31, 2014; an increase of $41,000 compared to net income of $1.7 million or $0.03 per basic and diluted share for the three months ended March 31, 2013.  The increase in net income between comparative quarters reflected an increase in net interest income coupled with decreases in the provision for loan losses and non-interest expense that were partially offset by a decline in non-interest income.  In total, these factors resulted in an overall increase in pre-tax income and the provision for income taxes.

As discussed in greater detail below, net income for the period reflected the recognition of non-recurring costs associated with the conversion of the Company’s primary core processing and related customer-facing systems to more robust platforms provided by Fiserv, Inc. (“Fiserv”) during the current quarter ended March 31, 2014.  The Company now utilizes Fiserv as its primary source of internal and customer-facing technology solutions including, but not limited to, core and item processing, Internet banking and electronic bill payment, and ATM/debit card management and processing.  Fiserv also provides the Company with technology solutions supporting data communications, electronic document management, data warehouse and financial accounting and reporting.

As further discussed below, the Company also recognized certain non-recurring, merger-related expenses during the current quarter relating to the Company’s pending acquisition of Atlas Bank, as previously announced.  A portion of these non-recurring costs were offset by security sale gains recognized during the period.

Net Interest Income. Net interest income for the three months ended March 31, 2014 was $18.5 million, an increase of $2.2 million from $16.3 million for the three months ended March 31, 2013.  The increase in net interest income between the comparative periods resulted from an increase in interest income that was partially offset by an increase in interest expense.  In general, the increase in interest income was attributable to an increase in the average balance of interest-earning assets that was partially offset by a decrease in their average yield.  The increase in interest expense primarily reflected an increase in the average balance of interest-bearing liabilities that was partially offset by a decline in their average cost.

As a result of these factors, the Company’s net interest rate spread decreased by four basis points to 2.30% for the three months ended March 31, 2014 from 2.34% for the three months ended March 31, 2013.  The decrease in the net interest rate spread reflected a 16 basis point decline in the yield on earning assets to 3.14% from 3.30% that was partially offset by a 12 basis point decline in cost of interest-bearing liabilities to 0.84% from 0.96% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the decrease in net interest rate spread were also reflected in the Company’s net interest margin.  However, those effects were exacerbated by other factors resulting in a seven basis point decrease in the Company’s net interest margin to 2.42% for the three months ended March 31, 2014 from 2.49% for the three months ended March 31, 2013.  The additional factors resulting in the comparatively larger decrease in net interest margin include the foregone interest income associated with the use of earning assets to fund the Company’s share repurchase programs.  For the three months ended March 31, 2014, the average balance of treasury stock increased by $6.2 million to $75.9 million from $69.7 million for the three months ended March 31, 2013.

Interest Income.  Total interest income increased by $2.4 million to $24.0 million for the three months ended March 31, 2014 from $21.6 million for the three months ended March 31, 2013.  As noted

above, the increase in interest income reflected a $427.7 million increase in the average balance of interest-earning assets to $3.05 billion for the quarter ended March 31, 2014 from $2.62 billion for the quarter ended March 31, 2013.  The effect on interest income from the increase in average balance was partially offset by a 16 basis point decline in the average yield on interest earning assets to 3.14% from 3.30% those same comparative periods.

Interest income from loans increased $1.4 million to $16.9 million for the three months ended March 31, 2014 from $15.4 million for the three months ended March 31, 2013.  The increase in interest income on loans was attributable to an increase in their average balance that was partially offset by a decrease in their average yield.

The average balance of loans increased by $287.9 million to $1.61 billion for the three months ended March 31, 2014 from $1.32 billion for the three months ended March 31, 2013.  The reported increase in the average balance of loans reflected an aggregate increase of $312.7 million in the average balance of commercial loans to $976.7 million for the three months ended March 31, 2014 from $644.0 million for the three months ended March 31, 2013.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

 The increase in the average balance of commercial loans was partially offset by a decline in the average balance of residential mortgage loans which decreased by $18.1 million to $617.4 million for the three months ended March 31, 2014 from $635.5 million for the three months ended March 31, 2013.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit.

The net increase in the average balance of loans also reflected a $6.3 million decline in the average balance of construction loans whose aggregate average balances decreased to $8.7 million for the three months ended March 31, 2014 from $15.0 million for the three months ended March 31, 2013.  For those same comparative periods, the average balance of consumer loans increased by $144,000 to $4.6 million from $4.5 million.

The effect on interest income attributable to the increase in the average balance of loans was partially offset by a decrease in their average yield.  The average yield on loans decreased by 48 basis points to 4.21% for the three months ended March 31, 2014 from 4.69% for the three months ended March 31, 2013.  The reduction in the overall yield on the Company’s loan portfolio primarily reflects the effect of loan origination volume at comparatively lower market interest rates than the aggregate portfolio coupled with the effects of the downward re-pricing of adjustable-rate loans.

Interest income from mortgage-backed securities decreased $545,000 to $5.0 million for the three months ended March 31, 2014 from $5.5 million for the three months ended March 31, 2013.   The decrease in interest income reflected a decline in the average balance of mortgage-backed securities that was partially offset by an increase in their average yield.  The average balance of mortgage-backed securities decreased $192.9 million to $769.1 million for the three months ended March 31, 2014 from $962.0 million for the three months ended March 31, 2013.  For those same comparative periods, the average yield on mortgage-backed securities increased 29 basis points to 2.59% from 2.30%.

The decrease in average balance of mortgage-backed securities generally reflected the cumulative effect of security sales and principal repayments outpacing the level of security purchases between comparative periods.  A significant portion of mortgage-backed security sales and repayment proceeds have been reinvested into comparatively shorter-duration non-mortgage-backed securities for interest rate risk management purposes.  The remaining proceeds have generally been reinvested shorter-duration collateralized mortgage obligations as well as longer-term, fixed rate pass-through securities acquired in conjunction with the Bank’s Community Reinvestment Act commitments.

The increase in the overall yield of the mortgage-backed securities portfolio was primarily attributable to a decrease in purchased premium amortization during the current quarter arising from a reduction in loan prepayments reflecting the overall increase in longer-term market interest rates that reduced the incentive for borrowers to refinance.

Interest income from non-mortgage-backed securities increased $1.3 million to $1.8 million for the three months ended March 31, 2014 from $462,000 for the three months ended March 31, 2013.  The increase in interest income reflected increases in both the average balance and average yield of non-mortgage-backed securities between comparative periods.  The average balance of these securities increased $368.1 million to $542.8 million for the three months ended March 31, 2014 from $174.7 million for the three months ended March 31, 2013.  For those same comparative periods, the average yield on non-mortgage-backed securities increased by 24 basis points to 1.30% from 1.06%.

The increase in average balance on non-mortgage-backed securities largely reflected security purchases outpacing the level of security sales and principal repayments during the period.  As noted above, a portion of those purchases reflected the reinvestment of sale and repayment proceeds from longer-duration mortgage-backed securities into comparatively shorter-duration non-mortgage-backed securities for interest rate risk management purposes.

The increase in the average balance of non-mortgage backed securities included a $279.4 million increase in the average balance of taxable securities to $447.7 million during the three months ended March 31, 2014 from $168.3 million during the three months ended March 31, 2013.  For those same comparative periods, the average balance of tax-exempt securities increased by $88.7 million to $95.1 million from $6.4 million.

The increase in the average yield on non-mortgage backed securities reflected a 14 basis point increase in the yield of taxable securities to 1.17% during the three months ended March 31, 2014 from 1.03% during the three months ended March 31, 2013 which was augmented by a 32 basis point increase in the average yield on tax-exempt securities to 1.94% from 1.62% between those same comparative periods.  The increases in average yield were largely attributable to the comparatively higher yielding securities added to the taxable and tax-exempt portfolios between periods.

Interest income from other interest-earning assets increased by $104,000 to $309,000 for the three months ended March 31, 2014 from $205,000 for the three months ended March 31, 2013.  The increase in interest income was primarily attributable to a 44 basis point increase in average yield to 0.93% for the three months ended March 31, 2014 from 0.49% for the three months ended March 31, 2013.  The effect on interest income due to the increase in average yield of other interest-earning assets was partially offset by a decline in their average balance which decreased by $35.5 million to $132.5 million from $167.9 million for the same comparative periods.

The decline in the average balance of other interest-earning assets between comparative periods largely reflects operating fluctuations in the balance of interest-earning deposits maintained by the Company between comparative periods.  The corresponding increase in the average yield was partly attributable to the reduction in the average balances of those lower yielding interest-earning deposits in relation to the increase in the average balances of comparatively higher yielding assets within the category, such as FHLB stock.

Interest Expense.  Total interest expense increased $177,000 to $5.5 million for the three months ended March 31, 2014 from $5.3 million for the three months ended March 31, 2013.  As noted earlier, the increase in interest expense reflected a $413.7 million increase in the average balance of interest-bearing liabilities to $2.62 billion for the three months ended March 31, 2014 from $2.20 billion for the three months ended March 31, 2013.  The increase in average balance was partially offset by a decrease in the average cost of interest-bearing liabilities which declined 12 basis points to 0.84% from 0.96% for the same comparative periods.

Interest expense attributed to deposits increased $199,000 to $3.6 million for the three months ended March 31, 2014 from $3.4 million for the three months ended March 31, 2013.  The increase in interest expense was attributable to an increase in the average balance of interest-bearing deposits that was partially offset by a decrease in their average cost.

The average balance of interest-bearing deposits increased by $217.9 million to $2.18 billion for the three months ended March 31, 2014 from $1.97 billion for the three months ended March 31, 2013.  The reported increase in the average balance was primarily attributable to a $228.6 million increase in the average balance of interest-bearing checking accounts to $728.2 million for the three months ended March 31, 2014 from $500.0 million for the three months ended March 31, 2013.  The reported increase in the average balance of interest-bearing checking accounts was largely attributable to the “non-retail” money market funding that was acquired in conjunction with the wholesale growth transactions earlier.  The average balance of this funding source totaled $224.7 million for the three months ended March 31, 2014 with no such balances being reported during the earlier comparative period.

The increase in interest-bearing deposits also reflected a $24.7 million increase in the average balance of savings accounts to $476.5 million for the three months ended March 31, 2014 from $451.8 million for the three months ended March 31, 2013.

The reported increases in the average balance of interest-bearing checking and savings accounts were partially offset by a decline in the average balance of certificates of deposit.  For those same comparative periods, the average balance of certificates of deposit decreased $35.4 million to $979.6 million from $1.02 billion.  The reported decline in the average balance of certificates of deposit was largely attributable to the Company’s active management of deposit pricing to support net interest rate spread and margin which continued to allow for some degree of controlled outflow of short-term time deposits during the nine months ended March 31, 2014.  Partially offsetting this decline were recent increases in the average balance of longer-term certificates of deposit originated through the Bank’s retail branch and “non-retail” deposit listing service resources for interest rate risk management purposes.

  The cost of interest-bearing deposits declined by three basis points to 0.66% for the three months ended March 31, 2014 from 0.69% for the three months ended March 31, 2013.  The reported decline in the average cost was reflected in the decreases in the average costs of certificates of deposit and savings accounts that were partially offset by an increase in the average cost of interest-bearing checking accounts.  For those comparative periods, the average cost of certificates of deposit declined nine basis points to 1.01% from 1.10% while the average cost of savings accounts decreased one basis point to 0.16% from 0.17%.

In contrast, the average cost of interest-bearing checking accounts increased by 18 basis points to 0.51% for the three months ended March 31, 2014 from 0.33% for the three months ended March 31, 2013.  The increase in cost primarily reflected the effect of money-market deposits maintained as a wholesale funding source through Promontory Interfinancial Network’s IND program in conjunction with the wholesale growth transactions completed during the latter half of fiscal 2013.  The comparatively higher cost of such “non-retail” funding in relation to the Company’s

“retail” money market accounts primarily reflects the use of derivatives instruments to hedge the interest rate risk of that floating rate funding source for a period of five years.

Interest expense attributed to borrowings remained stable at $1.9 million for the three months ended March 31, 2014 and March 31, 2013.   The stability in interest expense on borrowings reflected a decrease in their average cost that was substantially offset by an increase in their average balance.  The average cost of borrowings decreased by 149 basis points to 1.74% for the three months ended March 31, 2014 from 3.23% for the three months ended March 31, 2013.  For those same comparative periods, the average balance of borrowings increased $195.8 million to $431.1 million from $235.3 million.

The decrease in the average cost of borrowings and the increase in their average balance partly reflected the effects of restructuring and wholesale growth transactions completed during the latter half of fiscal 2013.   Such changes also reflect the effects of additional FHLB advances drawn during the first nine months of the current fiscal year as well as the effects of the associated interest rate derivatives used to hedge the cost of those advances.  In total, the average cost of FHLB advances decreased by 183 basis points to 1.83% for the three months ended March 31, 2014 from 3.66% for the three months ended March 31, 2013.  For those same comparative periods, the average balance of FHLB advances increased by $199.5 million to $402.3 million from $202.8 million.

The noted increase in the average balance of FHLB advances was partially offset by a $3.7 million decrease in the average balance of other borrowings to $28.9 million for the three months ended March 31, 2014 from $32.5 million for the three months ended March 31, 2013.  For those same comparative periods, the average cost of other borrowings declined by three basis points to 0.48% from 0.51%.  Other borrowings primarily include depositor overnight sweep accounts.

Provision for Loan Losses.  The provision for loan losses decreased by $527,000 to $880,000 for the three months ended March 31, 2014 from $1.4 million for the three months ended March 31, 2013.  The decrease in the provision primarily reflected a lower level of specific losses recognized on nonperforming loans individually reviewed for impairment between comparative periods.  This net reduction in provision expense was partially offset by a greater provision for loan losses on non-impaired loans due largely to their comparatively greater aggregate growth during the current period.  Non-impaired loans are collectively evaluated for impairment using historical and environmental loss factors which were updated during the current period in accordance with the Bank’s allowance for loan loss calculation methodology.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended March 31, 2014 is presented in Note 10 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2014 and June 30, 2013 presented earlier.

Non-Interest Income. Non-interest income decreased $8.7 million to $2.4 million for the three months ended March 31, 2014 from $11.1 million for the three months ended March 31, 2013.    Excluding gains and losses on the sale of securities and real estate owned (“REO”), non-interest income decreased by $377,000 between those same comparative periods.

The decrease in non-interest income, as adjusted, largely reflected a decline in gains from the sale of the guaranteed portion of Small Business Administration (“SBA”) loans.  The Company continues to evaluate strategies to increase the origination and sales volume of SBA loans which have declined over the past several quarters.  Such strategies include further realigning and augmenting the Company’s lending resources to include managerial and loan origination staff dedicated to the SBA lending function while focusing the Company’s growing commercial and business lending resources on continuing to successfully execute the Company’s “non-SBA” lending initiatives.

The net decrease in non-interest income also reflected a decline in fees and service charges, including those relating to electronic banking services.  The decline in such fees and charges partly reflected seasonal fluctuations in ATM-related fees and charges.  However, the decline also reflected the Bank’s temporary waiver of certain deposit-related fees and charges to support its customer service objectives throughout the core processing system conversion completed during the current quarter ended March 31, 2014.

The decrease in non-interest income was partially offset by an increase in income from bank owned life insurance that was due primarily to an increase in the average balance of the underlying insurance assets between comparative periods as well as a less noteworthy increase in miscellaneous income attributable primarily to variances in REO and safe deposit rental income.

In addition to the items noted above, the Company also recognized net gains of $830,000 attributable to the sale of $33.3 million in mortgage-backed securities during the current quarter.  A portion of the funds resulting from such sales were redeployed into new commercial loan originations during the current quarter while the remainder was reinvested into comparatively shorter-duration investment securities to support the Company’s overall interest rate risk management objectives.  By comparison, security sale gains totaled $9.1 million for the quarter ended on March 31, 2013 which were fully attributable to the balance sheet restructuring and wholesale growth transactions executed during that earlier comparative quarter.

Finally, non-interest income during the quarter ended March 31, 2014 included losses on the sale and write down of REO totaling $71,000 compared to losses of $8,000 for the quarter ended March 31, 2013.

Non-Interest Expenses.  Non-interest expense decreased by $6.4 million to $17.5 million for the three months ended March 31, 2014 from $23.9 million for the three months ended March 31, 2013.  Excluding merger-related and debt extinguishment expenses, non-interest expense increased by $2.1 million between those same comparative periods.

The net increase in non-interest expense, as adjusted, was reflected across most categories of noninterest expense including salaries and employee benefits expense, premises occupancy expense, equipment and systems expense, advertising and marketing expense, federal deposit insurance expense and miscellaneous expense.   Less noteworthy increases and decreases in other categories of non-interest expense reflected normal operating fluctuations within those categories.

The increase in salaries and employee benefit expense partly reflected increases in wages and salaries and payroll tax expenses that went into effect during the first quarter of calendar 2014 as well as an increase in ESOP expense attributable to the recent increase in the market value of the Company’s common stock during that period.  The increase in compensation-related expenses also reflected a temporary increase in employee overtime expense arising from the conversion of the Company’s primary core processing systems during the current quarter ended March 31, 2014.  These increases in salaries and employee benefits were partially offset by a decrease in the expense arising from changes to actuarial assumptions relating to the Bank’s multi-employer defined benefit pension plan for employees that reduced the required contributions and associated expense to be recognized during fiscal 2014.

The increase in premises occupancy expense was largely attributable to an increase in facility repairs and maintenance costs arising from seasonal fluctuations in such expenses including, most notably, a significant increase in snow removal expenses across the Company’s retail branch and administrative headquarters locations during the quarter ended March 31, 2014.  The increase in expense also reflected an increase in property tax expense largely reflecting the absence in the current period of funds recovered during the earlier comparative period resulting from the Company’s tax appeal efforts to reduce its property tax obligations on certain branch facilities.

The increase in equipment and systems expense was largely attributable to the recognition of certain non-recurring expenses supporting the Company’s conversion to Fiserv systems during the current quarter ended March 31, 2014.

The Company expects to implement several additional technology-based systems available through its master service agreement with Fiserv over the next several quarters.  For example, the Company intends to enhance and expand its service offerings to include Fiserv’s mobile banking, person-to-person payments and online account opening systems.  The Company also intends to implement additional “back-office” systems supporting loan underwriting, credit risk analysis and loan administration as well as financial systems supporting corporate budgeting, forecasting and profitability analysis.

The Company expects to recognize a reduced level of non-recurring technology-related expenditures relating to the implementation of these additional technologies over the next several quarters.  Upon completing all applicable system conversions and integrations with Fiserv, the Company anticipates that its recurring technology service provider expenses will be reduced by approximately $1.0 million per year compared to “pre-conversion” levels.  Such anticipated cost savings are based upon the current composition and transactional characteristics of the Company’s customer account base and may vary over time based upon changes to those factors.

In further support of the conversion of its core processing systems during the period, the Company recognized additional customer communication and disclosure expenses during quarter ended March 31, 2014 which contributed to the increase in advertising and marketing for the current period.

The reported increase in deposit insurance expense reflects an increase in the Bank’s FDIC insurance premiums arising primarily from the growth in the Bank’s total assets which, when offset by tangible capital, generally establishes the calculation basis of those premiums.

Finally, the reported increase in miscellaneous expense also reflected a variety of other non-recurring expenses generally supporting the Company's core processing conversion during the current quarter.  Such expenses included, but were not limited to, consulting and training expenses travel and lodging charges as well as stationary, printing and debit card production costs that were directly attributable to the Fiserv conversion.

In general, the Company estimates that non-interest expense for the quarter ended March 31, 2014 included non-recurring expenses of approximately $1.4 million relating to the Company’s core processing conversion that was completed during the current quarter.  Such expenses include approximately $1.1 million in equipment and systems expense, $175,000 in salaries and employee benefits expense and $82,000 in miscellaneous expense while less noteworthy conversion-related expenses were also recognized in advertising and marketing expenses, as noted above.

In addition to the non-recurring expenses associated with the Fiserv conversion noted above, the Company recognized an additional $190,000 of non-recurring, merger-related expenses during the quarter ended March 31, 2014 attributable to its pending acquisition of Atlas Bank.  Additional information regarding the Company’s acquisition of Atlas is presented in Note 4 to the unaudited consolidated financial statements.

Finally, non-interest expense during the quarter ended March 31, 2013 included debt extinguishment expenses totaling $8.7 million for which no such expenses were recognized during the current period.  The debt extinguishment expense recognized during the earlier comparative period was fully attributable to the balance sheet restructuring and wholesale growth transactions executed during that earlier comparative quarter.

Provision for Income Taxes.  The provision for income taxes increased $362,000 to $685,000 for the three months ended March 31, 2014 from $323,000 for the three months ended March 31, 2013.  The variance in income tax expense between comparative quarters partly reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.  However, income tax expense for the earlier comparative period also reflected the Bank’s recognition of an income tax benefit arising from the recognition of capital gains resulting from the balance sheet restructuring and wholesale growth transactions executed during that period.  Such gains enabled the Company to recognize the income tax benefits attributable to capital losses incurred during prior years for which no deferred benefit had been previously recognized.

The Company’s effective tax rate during the three months ended March 31, 2014 was 27.7% which, in relation to statutory income tax rates, reflected the effects of tax-favored income sources included in pre-tax income.  By comparison, the Company’s effective tax rate for the three months ended March 31, 2013 was 15.6% which reflected those same tax-favored income sources coupled with the tax benefit recognized from prior capital losses noted above.

Comparison of Operating Results for the Nine Months Ended March 31, 2014 and March 31, 2013

General.  The Company reported net income of $7.4 million or $0.11 per basic and diluted share for the nine months ended March 31, 2014; an increase of $2.8 million compared to net income of $4.6 million or $0.07 per basic and diluted share for the nine months ended March 31, 2013.  The increase in net income between comparative quarters reflected an increase in net interest income coupled with decreases in the provision for loan losses and non-interest expense that were partially offset by a decline in non-interest income.  In total, these factors resulted in an overall increase in pre-tax income and the provision for income taxes.

As discussed in greater detail below, net income for the period reflected the recognition of non-recurring costs associated with the conversion of the Company’s primary core processing and related customer-facing systems to more robust platforms provided by Fiserv, Inc. during the quarter ended March 31, 2014.  The Company now utilizes Fiserv as its primary source of internal and customer-facing technology solutions including, but not limited to, core and item processing, Internet banking and electronic bill payment, and ATM/debit card management and processing.  Fiserv also provides the Company with technology solutions supporting data communications, electronic document management, data warehouse and financial accounting and reporting.

As further discussed below, the Company also recognized certain non-recurring, merger-related expenses during the current period relating to the Company’s pending acquisition of Atlas Bank, as previously announced.  A portion of these non-recurring costs were offset by security sale gains recognized during the period.

Net Interest Income. Net interest income for the nine months ended March 31, 2014 was $55.2 million, an increase of $6.0 million from $49.2 million for the nine months ended March 31, 2013.  The increase in net interest income between the comparative periods resulted from an increase in interest income coupled with a decline in interest expense.  In general, the increase in interest income was attributable to an increase in the average balance of interest-earning assets that was partially offset by a decrease in their average yield.  The decrease in interest expense primarily reflected a decrease in the average cost of interest-bearing liabilities that was partially offset by an increase in their average balance.

As a result of these factors, the Company’s net interest rate spread increased by two basis points to 2.34% for the nine months ended March 31, 2014 from 2.32% for the nine months ended March 31, 2013.  The increase in the net interest rate spread reflected a 22 basis point decline in the cost of interest-bearing liabilities to 0.83% from 1.05% that was partially offset by a 20 basis point decline in yield on earning assets to 3.17% from 3.37% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors contributing to the increase in net interest rate spread were also reflected in the Company’s net interest margin.  However, those effects were more than offset by other factors resulting in a four basis point decrease in the Company’s net interest margin to 2.45% for the nine months ended March 31, 2014 from 2.49% for the nine months ended March 31, 2013.  The additional factors resulting in the comparative decrease in net interest margin include the foregone interest income associated with the use of earning assets to fund the Company’s share repurchase programs.  For the nine months ended March 31, 2014, the average balance of treasury stock increased by $5.5 million to $74.3 million from $68.8 million for the nine months ended March 31, 2013.

Interest Income.  Total interest income increased by $4.5 million to $71.2 million for the nine months ended March 31, 2014 from $66.7 million for the nine months ended March 31, 2014.  As noted above, the increase in interest income reflected a $356.8 million increase in the average balance of interest-earning assets to $3.00 billion for the nine months ended March 31, 2014 from $2.64 billion for the nine months ended March 31, 2013.  The effect on interest income from the increase in average balance was partially offset by a 20 basis point decline in the average yield on interest earning assets to 3.17% from 3.37% those same comparative periods.

Interest income from loans increased $2.8 million to $49.2 million for the nine months ended March 31, 2014 from $46.4 million for the nine months ended March 31, 2013.  The increase in interest income on loans was attributable to an increase in their average balance that was partially offset by a decrease in their average yield.

The average balance of loans increased by $219.6 million to $1.52 billion for the nine months ended March 31, 2014 from $1.30 billion for the nine months ended March 31, 2013.  The reported increase in the average balance of loans reflected an aggregate increase of $269.9 million in the average balance of commercial loans to $887.0 million for the nine months ended March 31, 2014 from $617.1 million for the nine months ended March 31, 2013.  The Company’s commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

 The increase in the average balance of commercial loans was partially offset by a decline in the average balance of residential mortgage loans which decreased by $43.0 million to $615.2 million for the nine months ended March 31, 2014 from $658.2 million for the nine months ended March 31, 2013.  The Company’s residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit.

The net increase in the average balance of loans also reflected a $7.2 million decline in the average balance of construction loans whose aggregate average balances decreased to $9.9 million for the nine months ended March 31, 2014 from $17.1 million for the nine months ended March 31, 2013.  For those same comparative periods, the average balance of consumer loans remained stable at $4.5 million.

The effect on interest income attributable to the increase in the average balance of loans was partially offset by a decrease in their average yield.  The average yield on loans decreased by 44 basis points to 4.33% for the nine months ended March 31, 2014 from 4.77% for the nine months ended March 31, 2013.  The reduction in the overall yield on the Company’s loan portfolio primarily reflects the effect of loan origination volume at comparatively lower market interest rates than the aggregate portfolio coupled with the effects of the downward re-pricing of adjustable-rate loans.

Interest income from mortgage-backed securities decreased $2.7 million to $16.0 million for the nine months ended March 31, 2014 from $18.7 million for the nine months ended March 31, 2013.   The decrease in interest income reflected a decline in the average balance of mortgage-backed securities that was partially offset by an increase in their average yield.  The average balance of mortgage-backed securities decreased $267.4 million to $826.7 million for the nine months ended March 31, 2014 from $1.09 billion for the nine months ended March 31, 2013.  For those same comparative periods, the average yield on mortgage-backed securities increased 31 basis points to 2.59% from 2.28%.

The decrease in average balance of mortgage-backed securities generally reflected the cumulative effect of security sales and principal repayments outpacing the level of security purchases between comparative periods.  A significant portion of mortgage-backed security sales and repayment proceeds have been reinvested into comparatively shorter-duration non-mortgage-backed securities for interest rate risk management purposes.  The remaining proceeds have generally been reinvested into shorter-duration collateralized mortgage obligations as well as longer-term, fixed rate pass-through securities acquired in conjunction with the Bank’s Community Reinvestment Act commitments.

The increase in the overall yield of the mortgage-backed securities portfolio was primarily attributable to a decrease in purchased premium amortization during the current period arising from a reduction in loan prepayments reflecting the overall increase in longer-term market interest rates that reduced the incentive for borrowers to refinance.

Interest income from non-mortgage-backed securities increased $4.2 million to $5.2 million for the nine months ended March 31, 2014 from $974,000 for the nine months ended March 31, 2013.  The increase in interest income reflected increases in both the average balance and average yield of non-mortgage-backed securities between comparative periods.  The average balance of these securities increased $415.7 million to $524.2 million for the nine months ended March 31, 2014 from $108.5 million for the nine months ended March 31, 2013.  For those same comparative periods, the average yield on non-mortgage-backed securities increased by 12 basis points to 1.32% from 1.20%.

The increase in average balance on non-mortgage-backed securities largely reflected security purchases outpacing the level of security sales and principal repayments during the period.  As noted above, a portion of those purchases reflected the reinvestment of sale and repayment proceeds from longer-duration mortgage-backed securities into comparatively shorter-duration non-mortgage-backed securities for interest rate risk management purposes.

The increase in the average balance of non-mortgage backed securities included a $324.9 million increase in the average balance of taxable securities to $429.9 million during the nine months ended March 31, 2014 from $105.0 million during the nine months ended March 31, 2013.  For those same comparative periods, the average balance of tax-exempt securities increased by $90.7 million to $94.3 million from $3.6 million.

The increase in the average yield on non-mortgage backed securities reflected a 53 basis point increase in the yield of tax-exempt securities to 1.94% during the nine months ended March 31, 2014 from 1.41% during the nine months ended March 31, 2013.  The increase in yield was partially offset by a decline in the yield on taxable securities which decreased by one basis point to 1.18% from 1.19% between those same comparative periods.  The changes in the average yield within the taxable and tax-exempt portfolios were largely attributable to the effects of purchased security yields between periods.

Interest income from other interest-earning assets increased by $150,000 to $745,000 for the nine months ended March 31, 2014 from $595,000 for the nine months ended March 31, 2013.  The increase in interest income was primarily attributable to a 20 basis point increase in average yield to 0.76% for the nine months ended March 31, 2014 from 0.56% for the nine months ended March 31, 2013.  The effect on interest income due to the increase in average yield of other interest-earning assets was partially offset by a decline in their average balance which decreased by $11.0 million to $131.0 million from $142.0 million for the same comparative periods.

The decline in the average balance of other interest-earning assets between comparative periods largely reflects operating fluctuations in the balance of interest-earning deposits maintained by the Company between comparative periods.  The corresponding increase in the average yield was partly attributable to the reduction in the average balances of those lower yielding interest-earning deposits in relation to the increase in the average balances of comparatively higher yielding assets within the category, such as FHLB stock.

Interest Expense.  Total interest expense decreased $1.4 million to $16.0 million for the nine months ended March 31, 2014 from $17.4 million for the nine months ended March 31, 2013.  As noted earlier, the decrease in interest expense reflected a decrease in the average cost of interest-bearing liabilities which declined 22 basis points to 0.83% for the nine months ended March 31, 2014 from 1.05% for the nine months ended March 31, 2013.  The decrease in the average cost was partially offset by a $342.4 million increase in the average balance of interest-bearing liabilities to $2.56 billion from $2.22 billion for the same comparative periods.

Interest expense attributed to deposits decreased $625,000 to $10.8 million for the nine months ended March 31, 2014 from $11.5 million for the nine months ended March 31, 2013.  The decrease in interest expense was attributable to  a decrease in the average cost of interest-bearing deposits that was partially offset by an increase in their average balance.

The average balance of interest-bearing deposits increased by $188.2 million to $2.16 billion for the nine months ended March 31, 2014 from $1.98 billion for the nine months ended March 31, 2013.  The reported increase in the average balance was primarily attributable to a $242.6 million increase in the average balance of interest-bearing checking accounts to $727.8 million for the nine months ended March 31, 2014 from $485.1 million for the nine months ended March 31, 2013.  The reported increase in the average balance of interest-bearing checking accounts was largely attributable to the “non-retail” money market funding that was acquired in conjunction with the wholesale growth transactions earlier.  The average balance of this funding source totaled $226.2 million for the nine months ended March 31, 2014 with no such balances being reported during the earlier comparative period.

The increase in interest-bearing deposits also reflected a $31.0 million increase in the average balance of savings accounts to $470.7 million for the nine months ended March 31, 2014 from $439.7 million for the nine months ended March 31, 2013.

The reported increases in the average balance of interest-bearing checking and savings accounts were partially offset by a decline in the average balance of certificates of deposit.  For those same comparative periods, the average balance of certificates of deposit decreased $85.5 million to $965.8 million from $1.05 billion.  The reported decline in the average balance of certificates of deposit was largely attributable to the Company’s active management of deposit pricing to support net interest rate spread and margin which continued to allow for some degree of controlled outflow of short-term time deposits during the nine months ended March 31, 2014.  Partially offsetting this decline were recent increases in the average balance of longer-term certificates of deposit originated through the Bank’s retail branch and “non-retail” deposit listing service resources for interest rate risk management purposes.

  The cost of interest-bearing deposits declined by 10 basis points to 0.67% for the nine months ended March 31, 2014 from 0.77% for the nine months ended March 31, 2013.  The reported decline in the average cost was reflected in the decreases in the average costs of certificates of deposit and savings accounts that were partially offset by an increase in the average cost of interest-bearing checking accounts.  For those comparative periods, the average cost of certificates of deposit declined 16 basis points to 1.02% from 1.18% while the average cost of savings accounts decreased five basis points to 0.16% from 0.21%.

In contrast, the average cost of interest-bearing checking accounts increased by 13 basis points to 0.52% for the nine months ended March 31, 2014 from 0.39% for the nine months ended March 31, 2013.  The increase in cost primarily reflected the effect of money-market deposits maintained as a wholesale funding source through Promontory Interfinancial Network’s IND program in conjunction with the wholesale growth transactions completed during the latter half of fiscal 2013.  The comparatively higher cost of such “non-retail” funding in relation to the Company’s “retail” money market accounts primarily reflects the use of derivatives instruments to hedge the interest rate risk of that floating rate funding source for a period of five years.

Interest expense attributed to borrowings decreased by $775,000 to $5.2 million for the nine months ended March 31, 2014 from $6.0 million for the nine months ended March 31, 2013.   The decrease in interest expense on borrowings reflected a decrease in their average cost that was partially offset by an increase in their average balance.  The average cost of borrowings decreased by 151 basis points to 1.74% for the nine months ended March 31, 2014 from 3.25% for the nine months ended March 31, 2013.  For those same comparative periods, the average balance of borrowings increased $154.2 million to $399.6 million from $245.4 million.

The decrease in the average cost of borrowings and the increase in their average balance partly reflected the effects of restructuring and wholesale growth transactions completed during the latter half of fiscal 2013.   Such changes also reflect the effects of additional FHLB advances drawn during the first nine months of the current fiscal year as well as the effects of the associated interest rate derivatives used to hedge the cost of those advances.  In total, the average cost of FHLB advances decreased by 185 basis points to 1.85% for the nine months ended March 31, 2014 from 3.70% for the nine months ended March 31, 2013.  For those same comparative periods, the average balance of FHLB advances increased by $156.2 million to $366.5 million from $210.3 million.

The noted increase in the average balance of FHLB advances was partially offset by a $2.1 million decrease in the average balance of other borrowings to $33.1 million for the nine months ended March 31, 2014 from $35.2 million for the nine months ended March 31, 2013.  For those same comparative periods, the average cost of other borrowings declined by six basis points to 0.49% from 0.55%.  Other borrowings primarily include depositor overnight sweep accounts.

Provision for Loan Losses.  The provision for loan losses decreased by $532,000 to $2.6 million for the nine months ended March 31, 2014 from $3.1 million for the nine months ended March 31, 2013.  The decrease in the provision primarily reflected a lower level of specific losses recognized on nonperforming loans individually reviewed for impairment between comparative periods.  This net reduction in provision expense was partially offset by a greater provision for loan losses on non-impaired loans due largely to their comparatively greater aggregate growth during the current period.  Non-impaired loans are collectively evaluated for impairment using historical and environmental loss factors which were updated during the current period in accordance with the Bank’s allowance for loan loss calculation methodology.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the nine months ended March 31, 2014 is presented in Note 10 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2014 and June 30, 2013 presented earlier.

Non-Interest Income. Non-interest income decreased $8.4 million to $6.2 million for the nine months ended March 31, 2014 from $14.6 million for the nine months ended March 31, 2013.    Excluding gains and losses on the sale of securities and real estate owned (“REO”), non-interest income increased by $265,000 between those same comparative periods.

The increase in non-interest income during the current period largely reflected an increase in income from bank owned life insurance that was primarily attributable to the comparatively greater average balance of underlying insurance assets held by the Company during the current nine month period.

The increase in non-interest income was partially offset by a decrease in gains from the sale of the guaranteed portion of Small Business Administration (“SBA”) loans.  The Company continues to evaluate strategies to increase the origination and sales volume of SBA loans which have declined during the current fiscal year.  Such strategies include further realigning and augmenting the Company’s lending resources to include managerial and loan origination staff dedicated to the SBA lending function while focusing the Company’s growing commercial and business lending resources on continuing to successfully execute the Company’s “non-SBA” lending initiatives.

The change in non-interest income also reflected a decline in fees and service charges that largely reflected  the Bank’s temporary waiver of certain deposit-related fees and charges to support its customer service objectives throughout the core processing system conversion completed during the current quarter ended March 31, 2014.

Finally, the change in non-interest income also reflected a decrease in miscellaneous income due largely to the absence in the current period of a gain on the sale of a parcel of vacant land adjacent to one of the Bank’s branches that was recorded during the earlier comparative period.  The decrease in miscellaneous income also reflected largely offsetting variances in REO and safe deposit rental income between comparative periods.

In addition to the items noted above, the Company also recognized net gains of $1.1 million attributable to the sale of $140.7 million in securities during the current nine month period.  A portion of the funds resulting from such sales were redeployed into new commercial loan originations during the current period while the remainder was reinvested into comparatively shorter-duration investment securities to support the Company’s overall interest rate risk management objectives.  By comparison, security sale gains totaled $10.2 million for the nine months ended March 31, 2013.  The gains recognized during the earlier comparative period were attributable to the balance sheet restructuring and wholesale growth transactions executed during that period coupled with gains on less noteworthy security sales during that same time.

Finally, non-interest income during the nine months ended March 31, 2014 included losses on the sale and write down of REO totaling $70,000 compared to losses of $541,000 for the nine months ended March 31, 2013.

Non-Interest Expenses.  Non-interest expense decreased by $6.1 million to $48.4 million for the nine months ended March 31, 2014 from $54.4 million for the nine months ended March 31, 2013.  Excluding merger-related and debt extinguishment expenses, non-interest expense increased by $2.4 million between those same comparative periods.

The net increase in non-interest expense, as adjusted, was reflected across most categories of non-interest expense including salaries and employee benefits expense, premises occupancy expense, equipment and systems expense, advertising and marketing expense, federal deposit insurance expense and miscellaneous expense.   Less noteworthy increases and decreases in other categories of non-interest expense reflected normal operating fluctuations within those categories.

The increase in salaries and employee benefit expense partly reflected increases in wages and salaries and payroll tax expenses that went into effect during the first quarter of calendar 2014 as well as an increase in ESOP expense attributable to the recent increase in the Company’s share value during that period.  The increase in compensation-related expenses also reflected a temporary increase in employee overtime expense arising from the conversion of the Company’s primary core processing systems during the quarter ended March 31, 2014.  These increases in salaries and employee benefits were partially offset by a decrease in the expense arising from changes to actuarial assumptions relating to the Bank’s multi-employer defined benefit pension plan for employees that reduced the required contributions and associated expense to be recognized during fiscal 2014.

The increase in premises occupancy expense was largely attributable to an increase in facility repairs and maintenance costs arising from seasonal fluctuations in such expenses including, most notably, a significant increase in snow removal expenses across the Company’s retail branch and administrative headquarters locations during the quarter ended March 31, 2014.  The increase in occupancy expense also reflected a less noteworthy increase in rent expense relating to the Company’s leased facilities.  These increases were partially offset by a decrease in property tax expense largely reflecting the recovery of funds during the current period resulting from the Company’s tax appeal efforts to reduce its property tax obligations on certain branch facilities.

The increase in equipment and systems expense was largely attributable to the recognition of certain non-recurring expenses supporting the Company’s conversion to Fiserv systems during the quarter ended March 31, 2014.

The Company expects to implement several additional technology-based systems available through its master service agreement with Fiserv over the next several quarters.  For example, the Company intends to enhance and expand its service offerings to include Fiserv’s mobile banking, person-to-person payments and online account opening systems.  The Company also intends to implement additional “back-office” systems supporting loan underwriting, credit risk analysis and loan administration as well as financial systems supporting corporate budgeting, forecasting and profitability analysis.

The Company expects to recognize a reduced level of non-recurring technology-related expenditures relating to the implementation of these additional technologies over the next several quarters.  Upon completing all applicable system conversions and integrations with Fiserv, the Company anticipates that its recurring technology service provider expenses will be reduced by approximately $1.0 million per year compared to “pre-conversion” levels.  Such anticipated cost savings are based upon the current composition and transactional characteristics of the Company’s customer account base and may vary over time based upon changes to those factors.

In further support of the conversion of its core processing systems during the period, the Company recognized additional customer communication and disclosure expenses during quarter ended March 31, 2014 which contributed to the increase in advertising and marketing for the current period.

The reported increase in deposit insurance expense reflects an increase in the Bank’s FDIC insurance premiums arising primarily from the growth in the Bank’s total assets which, when offset by tangible capital, generally establishes the calculation basis of those premiums.

Finally, the reported increase in miscellaneous expense also reflected a variety of other non-recurring expenses generally supporting the Company core processing conversion during the current quarter.  Such expenses included, but were not limited to, consulting and training expenses, travel and lodging charges as well as stationary, printing and debit card production costs that were directly attributable to the Fiserv conversion.

In general, the Company estimates that non-interest expense for the nine months ended March 31, 2014 included non-recurring expenses of approximately $1.6 million relating to the Company’s core processing conversion that was completed during the current period.  Such expenses include approximately $1.3 million in equipment and systems expense, $175,000 in salaries and employee benefits expense and $118,000 in miscellaneous expense while less noteworthy conversion-related expenses were also recognized in advertising and marketing expenses, as noted above.

In addition to the non-recurring expenses associated with the Fiserv conversion noted above, the Company recognized an additional $190,000 of non-recurring, merger-related expenses during the nine months ended March 31, 2014 attributable to its pending acquisition of Atlas Bank.  Additional information regarding the Company’s acquisition of Atlas is present in Note 4 to the unaudited consolidated financial statements.

Finally, non-interest expense during the nine months ended March 31, 2013 included debt extinguishment expenses totaling $8.7 million for which no such expenses were recognized during the current period.  The debt extinguishment expense recognized during the earlier comparative period was fully attributable to the balance sheet restructuring and wholesale growth transactions executed during that earlier comparative period.

Provision for Income Taxes.  The provision for income taxes increased $1.4 million to $3.0 million for the nine months ended March 31, 2014 from $1.6 million for the nine months ended March 31, 2013.  The variance in income tax expense between comparative periods partly reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.  However, income tax expense for the earlier comparative period also reflected the Bank’s recognition of an income tax benefit arising from the recognition of capital gains resulting from the balance sheet restructuring and wholesale growth transactions executed during that period.  Such gains enabled the Company to recognize the income tax benefits attributable to capital losses incurred during prior years for which no deferred benefit had been previously recognized.

The Company’s effective tax rate during the nine months ended March 31, 2014 was 29.0% which, in relation to statutory income tax rates, reflected the effects of tax-favored income sources included in pre-tax income.  By comparison, the Company’s effective tax rate for the nine months ended March 31, 2013 was 26.4% which reflected those same tax-favored income sources coupled with the tax benefit recognized from prior capital losses noted above.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation.  Management generally maintains cash and cash equivalents for this purpose.  Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at March 31, 2014, which included $642.5 million of mortgage-backed securities and $353.9 million of debt securities that can readily be sold if necessary.

As noted earlier, the balance of the Company’s cash and cash equivalents increased by $8.4 million to $135.4 million at March 31, 2014 from $127.0 million at June 30, 2013 representing normal operating fluctuations in such balances.  Notwithstanding these fluctuations, the Company has generally sought to maintain lower levels of cash and cash equivalents during the current fiscal year to reduce the opportunity cost of excess liquidity.  Management continues to monitor the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives – particularly those relating to the expansion of its commercial lending functions.  The Company may alter its liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

At March 31, 2014, the Company had outstanding commitments to originate and purchase loans totaling approximately $53.3 million compared to $60.1 million at June 30, 2013.  Construction loans in process and unused lines of credit were $24.2 million and $58.8 million, respectively, at March 31, 2014 compared to $11.6 million and $69.4 million, respectively, at June 30, 2013.  The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $549,000 and $1.8 million at March 31, 2014 and June 30, 2013, respectively.

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

As noted earlier, for the nine months ended March 31, 2014, the balance of total deposits increased by $26.2 million to $2.40 billion reflecting the Company’s active management of deposit pricing during the period to extend the duration of term deposits for interest rate risk management purposes while supporting net interest spread and margin.  The balance of certificates of deposit with maturities of greater than 12 months increased to $420.8 million at March 31, 2014 compared to $334.9 million at June 30, 2013 with such balances representing 42.4% and 34.1% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances.  As of March 31, 2014, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $445.8 million.  Of these advances, $145.0 million represent long-term, fixed-rate advances maturing in 2023 that have terms enabling the FHLB to call the borrowing at their option prior to maturity.  Short-term FHLB advances at March 31, 2014 included $300.0 million of 90-day, fixed-rate borrowings.  The remaining $787,000 of advances represents one fixed-rate, amortizing advance maturing in 2021.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances.  Such borrowings are an option available to management if funding needs change or to lengthen liabilities.  Most of the Bank’s mortgage-backed and debt securities are held in safekeeping at the FHLB of New York with a majority being available as collateral if necessary. In addition to the FHLB advances, the Bank has other borrowings totaling $35.4 million representing overnight “sweep account” balances linked to customer demand deposits.

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers.  At March 31, 2014, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards.  As of March 31, 2014, the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at March 31, 2014 and June 30, 2013, as compared to the minimum regulatory capital requirements:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2014:
Total capital (to risk-weighted assets)	$358,056	19.95%	$143,558	8.00%	$179,447	10.00%
Tier 1 capital (to risk-weighted assets)	345,968	19.28%	71,779	4.00%	107,668	6.00%
Core (Tier 1) capital (to adjusted total assets)	345,968	10.64%	130,042	4.00%	162,552	5.00%
Tangible capital (to adjusted total assets)	345,968	10.64%	48,766	1.50%	-	-

As of June 30, 2013:
Total capital (to risk-weighted assets)	$353,386	21.77%	$129,850	8.00%	$162,313	10.00%
Tier 1 capital (to risk-weighted assets)	342,490	21.10%	64,925	4.00%	97,388	6.00%
Core (Tier 1) capital (to adjusted total assets)	342,490	11.32%	121,054	4.00%	151,317	5.00%
Tangible capital (to adjusted total assets)	342,490	11.32%	45,395	1.50%	-	-

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

With respect to the maturity and re-pricing of its interest-bearing liabilities, at March 31, 2014, $572.3 million or 57.6% of our certificates of deposit mature within one year with an additional $188.8 million or 19.0% maturing after one year but within two years.  The remaining $231.9 million or 23.4% of certificates at March 31, 2014 have remaining terms to maturity exceeding two years.  Based on current market interest rates, the majority of these certificates are projected to re-price to a level at or below their current rates to the extent they remain with the Company at maturity and are renewed at the same original term to maturity.

Excluding fair value adjustments, the balance of FHLB advances total $445.8 million at March 31, 2014 and comprises both short-term and long-term advances with fixed rates of interest.  Of these advances, $145.0 million mature during fiscal 2023, but are initially callable at par during fiscal 2018 and quarterly thereafter until maturity.  An additional $300.0 million of FHLB term advances represent short-term, 90-day advances that the Company expects to roll over upon maturity for at least a five-year period from their original draw dates.   The Company utilized interest rate derivatives in the form of interest rate swaps and caps to limit its exposure to increasing interest rates related to these short-term advances.  The remaining $787,000 of FHLB borrowings represents one amortizing advance maturing in 2021.

With respect to the maturity and re-pricing of the Company’s interest-earning assets, at March 31, 2014, $56.1 million, or 3.4% of our total loans will reach their contractual maturity dates within one year with the remaining $1.60 billion, or 96.6% of total loans having remaining terms to contractual maturity in excess of one year.  Of loans maturing after one year, $1.02 billion had fixed rates of interest while the remaining $573.0 million had adjustable rates of interest with such loans representing 61.9% and 34.7% of total loans, respectively.

Regarding investment securities, at March 31, 2014, $4.9 million or 0.4% of our securities will reach their contractual maturity dates within one year with the remaining $1.30 billion, or 99.6% of total securities, having remaining terms to contractual maturity in excess of one year.  Of the latter category, $955.1 million comprising 73.0% of our total securities had fixed rates of interest while the remaining $348.6 million comprising 26.6% of our total securities had adjustable or floating rates of interest.

At March 31, 2014, mortgage-related assets, including mortgage loans and mortgage-backed securities, total $2.3 billion and comprise 74.2% of total earning assets.  In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets.  In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, has a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them.  In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans.  By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates.  These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

The Company generally retained its liability sensitivity during the nine months ended March 31, 2014 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, increased during the period.  Specifically, the Company’s cumulative one-year gap percentage changed to –12.10% at March 31, 2014 from -1.87% at June 30, 2013 while the Company’s cumulative three-year gap percentage changed to –13.00% from +0.11% over those same comparative periods.

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

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on Company’s interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates in recent years compared to the lesser concurrent reductions in shorter term market interest rates that affect its cost of interest-bearing liabilities.  In particular, the Company’s ability to further reduce the cost of its interest-bearing deposits is increasingly limited based on most deposit offering rates already falling well below 1.00% at March 31, 2014.  Moreover, the Company’s liability sensitivity may adversely affect net income in the future when market interest rates ultimately increase from their historical lows and its cost of interest-bearing liabilities may rise faster than its yield on interest-earning assets.

Given the inherent liability sensitivity of its balance sheet, the Company’s business plan also calls for greater expansion into commercial and industrial (“C&I”) lending.  Toward that end, the Company is actively seeking to continue expanding its retail lending resources with an experienced team of business lenders focused on the origination of floating-rate and shorter-term fixed-rate loans and the corresponding core deposit account balances typically associated with such relationships.  As a complement to this retail business lending strategy, the Company is also evaluating strategies through which floating-rate and other shorter-term fixed-rate C&I loans may be acquired through wholesale resources.

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

As illustrated in the tables below, the Company’s EVE would be negatively impacted by an increase in interest rates.  This result is expected given the Company’s liability sensitivity noted earlier.  Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of its interest-bearing liabilities compared with that of its interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of the Company’s assets compared to the beneficial impact arising from the reduced present value of its liabilities.  Hence, the Company’s EVE and EVE ratio decline in the increasing interest rate scenarios.  Historically low interest rates at March 31, 2014 and June 30, 2013 precluded the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of the Company’s internal EVE analysis as of March 31, 2014 and June 30, 2013, respectively.

	At March 31, 2014
			Economic Value of Equity
	Economic Value of Equity		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	213,307	-181,559	-46%	7.21%	-491 bps
+200 bps	287,282	-107,584	-27%	9.38%	-274 bps
+100 bps	351,253	-43,613	-11%	11.11%	-101 bps
0 bps	394,866	-	-	12.12%	-

	At June 30, 2013
			Economic Value of Equity
	Economic Value of Equity		as % of Present Value of Assets
				Net Portfolio	Basis Point
Changes in Rates (1)	$ Amount	$ Change	% Change	Value Ratio	Change
	(In Thousands)
+300 bps	225,946	-192,783	-46%	8.13%	-550 bps
+200 bps	309,100	-109,629	-26%	10.71%	-292 bps
+100 bps	378,311	-40,418	-10%	12.67%	-96 bps
0 bps	418,729	-	-	13.63%	-

(1)  The -100 bps, -200 bps and -300 bps scenarios are not shown due to the low prevailing interest rate environment.

The declines in the dollar amount of EVE and the EVE ratio largely reflect the increase in market interest rates during the nine months ended March 31, 2014 in relation to the Company’s overall IRR profile as well as the overall growth in interest-earning assets and interest-bearing liabilities during the period.  Given the Company’s overall liability sensitivity as discussed earlier, the increase in market interest rates during that time resulted in a decline in the economic value of the Company’s earning assets that more than offset the reduced economic value of its liabilities.  Hence, the Company’s EVE and EVE ratio declined between comparative periods across all rate scenarios presented.

Notwithstanding the noted declines in EVE and the EVE ratios, the sensitivity of those measures to movements in interest rates between comparative periods remained fairly stable as reflected by consistent percentage changes in EVE across the various interest rate scenarios modeled.

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

As illustrated in the tables below, the Company’s net interest income would be negatively impacted by a parallel upward shift in the yield curve. Like the EVE results presented earlier, this result is expected given the Company’s liability sensitivity noted earlier. The tables below reflect a noteworthy decrease in the sensitivity of net interest income to movements in interest rates between the comparative periods as analyzed from this earnings-based perspective. Such decreases largely reflect the aggregate effects of the various  balance sheet management strategies currently being undertaken by the Company to reduce its exposure to interest rate risk.

At March 31, 2014
Rate Change Type	YieldCurve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$73,884	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	72,693	-1,191	-1.61
Immediate and permanent	Parallel	Static	+200 bps	One Year	71,857	-2,027	-2.74
Immediate and permanent	Parallel	Static	+300 bps	One Year	70,706	-3,178	-4.30

At June 30, 2013
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	-	Static	0 bps	One Year	$72,762	$-	-%
Immediate and permanent	Parallel	Static	+100 bps	One Year	70,604	-2,158	-2.97
Immediate and permanent	Parallel	Static	+200 bps	One Year	68,736	-4,026	-5.53
Immediate and permanent	Parallel	Static	+300 bps	One Year	66,337	-6,425	-8.83

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

At March 31, 2014, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

The Registrant hereby updates the Risk Factors disclosed under Item 1A of its Annual Report on Form 10-K as follows:

We may not realize the anticipated benefits from our proposed acquisition of Atlas Bank.

On January 30, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Atlas Bank, Brooklyn, New York, pursuant to which Atlas Bank will merge with and into the Company’s principal subsidiary, Kearny Federal Savings Bank (the “Bank”).  The acquisition of Atlas Bank will expand our footprint into Brooklyn and Staten Island, New York, where Atlas Bank has offices.  The success of this transaction, however, will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the Bank and Atlas Bank in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of Atlas Bank nor result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The Company and Atlas Bank have operated and, until the completion of the transaction, will continue to operate, independently. Certain Atlas Bank employees may not be employed by us after the transaction.  In addition, Atlas Bank employees that we wish to retain may elect to terminate their employment as a result of the acquisition, which could delay or disrupt the integration process. It is possible that the integration process could result in the disruption of Atlas Bank’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2014	-	$-	-	728,440
February 1-28, 2014	20,400	$11.19	20,400	708,040
March 1-31, 2014	-	$-	-	708,040
Total	20,400	$11.19	20,400	708,440

(1) On December 2, 2013, the Company announced the authorization of an eighth repurchase program for up to 762,640 shares or 5% of shares outstanding which remains in effect at March 31, 2014.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

	3.1	Charter of Kearny Financial Corp. (1)
	3.2	By-laws of Kearny Financial Corp. (2)
	4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
	10.1	Employment Agreement between Kearny Federal Savings Bank and Sharon Jones (2)
	10.2	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
	10.3	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)
	10.4	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
	10.5	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
	10.6	Directors Consultation and Retirement Plan (1)
	10.7	Benefit Equalization Plan (1)
	10.8	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
	10.9	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (3)
	10.10	Kearny Federal Savings Bank Director Life Insurance Agreement (4)
	10.11	Kearny Federal Savings Bank Executive Life Insurance Agreement (4)
	10.12	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer (5)
	11.0	Statement regarding computation of earnings per share (Filed herewith).
	16.0	Letter Regarding Change in Certifying Accountant (6)
	31.1	Certification of Chief Execuive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.LAB	XBRL Labels Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
(2)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2008 (File No. 000-51093).

(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204).
(4)	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005 (File No. 000-51093).
(5)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on June 30, 2011 (File No. 000-51093).
(6)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on July 5, 2013 (File No. 000-51093).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date:	May 12, 2014	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	May 12, 2014	By:	/s/ Eric B. Heyer
Eric B. Heyer
Executive Vice President and
Chief Financial Officer
(Principal financial and accounting officer)