Form 10-K
period 2014-06-30
Kearny Financial Corp.
filed 2014-09-05
CIK 1295664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on December 31, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $154.5 million. Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of August 29, 2014 there were outstanding 67,350,247 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2014

i

PART I

Item 1. Business

Forward-Looking Statements

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and changes in our business strategies;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields, or reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	technological changes;

•	significant increases in our loan losses; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

General

Kearny Financial Corp. (the “Company,” “Kearny-Federal” or the “Registrant”) is a federally-chartered corporation that was organized on March 30, 2001 for the purpose of being a holding company for Kearny Federal Savings Bank (“Kearny Bank” or the “Bank”), a federally-chartered stock savings bank. On February 23, 2005, the Company completed a minority stock offering in which it sold 21,821,250 shares, representing 30% of its outstanding common stock upon completion of the offering. The remaining 70% of the outstanding common stock, totaling 50,916,250 shares, were retained by Kearny MHC (“Kearny MHC” or the “MHC”). The Company issued an additional 1,044,087 shares of its common stock to the MHC on June 30, 2014 in conjunction with the Bank’s acquisition of Atlas Bank. The MHC is a federally-chartered mutual holding company and so long as the MHC is in existence, it will at all times own a majority of the outstanding common stock of the Company. The stock repurchase programs conducted by the Company since the offering, net of treasury shares issued in fulfillment of stock option exercises, have reduced the total number of shares outstanding. The 51,960,337 shares held by the MHC represented 77.2% of the 67,267,865 total shares outstanding as of the Company’s June 30, 2014 fiscal year end. The MHC and the Company are now regulated as savings and loan holding companies by the Board of Governors of the Federal Reserve System (“FRB”), as successor to the Office of Thrift Supervision (“OTS”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

The Company is a unitary savings and loan holding company and conducts no significant business or operations of its own. References in this Annual Report on Form 10-K to the Company, Kearny-Federal or Registrant generally refer to the Company and the Bank, unless the context indicates otherwise. References to “we”, “us”, or “our” refer to the Bank or Company, or both, as the context indicates.

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

The Company’s primary business is the ownership and operation of the Bank. The Bank is principally engaged in the business of attracting deposits from the general public in New Jersey and New York and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities. Our loan portfolio is primarily comprised of loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers. We also maintain a portfolio of investment securities, primarily comprised of U.S. agency mortgage-backed securities, U.S. government and agency debentures, bank-qualified municipal obligations, corporate bonds, asset-backed securities and collateralized loan obligations. The Bank maintains a small balance of single issuer trust preferred securities and non-agency mortgage-backed securities which were acquired through the Company’s purchase of other institutions and does not actively purchase such securities.

At June 30, 2014, net loans receivable comprised 49.3% of our total assets while investment securities, including mortgage-backed and non-mortgage-backed securities, comprised 38.7% of our total assets. By comparison, at June 30, 2013, net loans receivable comprised 42.9% of our total assets while securities comprised 44.3% of our total assets. During the latter half of fiscal 2013, we executed a series of balance sheet restructuring and wholesale growth transactions to enhance our earnings and reduce our exposure to long term interest rate risk, resulting in both growth and diversification within the securities portfolio. Notwithstanding the near term effects of these transactions on the composition and allocation of our earning assets, it remains the long term goal of our business plan to reallocate our balance sheet to reflect a greater percentage of interest-earning assets to loans while, in turn, reducing the relative size of the securities portfolio. The composition and volume of loan originations and purchases during fiscal 2014 reflected that strategic focus through which we have increased our commercial loan origination and support staff and expanded relationships with loan participants and other external loan origination resources.

We operate from our administrative headquarters in Fairfield, New Jersey and had 42 branch offices as of June 30, 2014. We also operate an Internet website at www.kearnyfederalsavings.com through which copies of our periodic reports are available free of charge as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Business Strategy

Our goal is to continue to evolve from a traditional thrift business model toward that of a full service, community bank, profitably deploying capital and enhancing earnings through a variety of balance sheet growth and diversification strategies. The key strategic initiatives of our business plan are presented below accompanied by an overview of our activities and achievements in support of those initiatives:

•	Continue to Increase Commercial Mortgage Lending: Increase the outstanding balances of multi-family and nonresidential mortgage loans through all available channels, including retail/broker originations as well as individual and pooled loan purchases and participations.

During fiscal 2014, we increased our commercial mortgage loan portfolio by $317.0 million to $983.8 million, or 56.4% of total loans from $666.8 million, or 49.0% of total loans at June 30, 2013. This increase reflected commercial mortgage loan originations and purchases totaling $334.4 million and $87.0 million, respectively. We plan to continue to increase our portfolio of commercial mortgage loans by expanding loan acquisition volume through all available channels, including retail and broker originations, as well as individual and pooled loan purchases and participations.

Additionally, we intend to continue to expand our commercial lending infrastructure and resources, which will be supported by new product and pricing strategies designed to increase origination volume in a very competitive marketplace.

•	Continue to Increase Commercial Business Lending: Increase the outstanding balances of non-real estate secured and unsecured business loans through all available channels and expand those business relationships.

We plan to continue to focus our efforts on expanding our commercial non-real estate secured and unsecured business lending activities through all available channels. Although our commercial business loan originations increased during fiscal 2014, we had a modest $3.4 million decrease in the aggregate outstanding balance of this loan segment during fiscal 2014 as loan repayments outpaced new originations during the year. Despite this modest decline, we anticipate this loan segment to increase in the future. In addition, we will attempt to expand our relationships with these borrowers to include commercial deposits and other products, with the goal of increasing our non-interest income.

During the quarter ended March 31, 2014, we hired an experienced senior business lending officer to oversee our C&I lending function and expect to augment our existing resources with additional lenders and administrative resources during fiscal 2015. We expect to hire a senior Small Business Administration (“SBA”) lending officer dedicated to that function during fiscal 2015 as well as the needed administrative resources to support an anticipated increase in SBA lending volume during that time.

Through these strategies, we anticipate an increase in the level of non-interest income through greater gains on sale of SBA loan originations and other business loan-related fee income. Moreover, the expanded business lending strategies are expected to be undertaken within a larger set of strategic initiatives designed to promote other business banking services intended to increase commercial deposit balances and services.

•	Modestly Increase Residential Mortgage Lending: Modestly increase the outstanding balance of our one- to four-family first mortgage portfolio while stabilizing the balance of home equity loans and home equity lines of credit. Allow segment to continue to decline as a percentage of total loans and earning assets.

We plan to modestly increase our portfolio of one- to four-family first mortgages while stabilizing the balance of home equity loans and home equity lines of credit and maintaining our conservative underwriting standards. During the year ended June 30,

2014, we originated $78.2 million of one- to four-family first mortgage loans compared to $65.1 million during the year ended June 30, 2013. We anticipate that this segment of our loan portfolio will continue to decline as a percentage of total loans and earning assets as other loan categories grow.

The overall stability in the outstanding balance of the residential mortgage loan portfolio and, more significantly, its decline as a percentage of total loans continues to reflect our decreased strategic focus on residential mortgage lending, coupled with the slowed pace of refinancing and diminished level of demand for “new purchase” mortgage loans.

•	Continue to Diversify Investment Securities: Continue to diversify composition and allocation of investment portfolio into new asset sectors to enhance earnings and reduce exposure to long term interest rate risk. Reduce concentration in agency one- to four-family residential pass-through mortgage-backed securities.

In order to enhance earnings and reduce our exposure to long term interest rate risk in fiscal 2013, we initiated a plan to diversify the composition and allocation of our investment portfolio into new asset sectors, including asset-backed securities, corporate bonds, municipal obligations, collateralized loan obligations and commercial mortgage-backed securities (“MBS”) while reducing our concentration in traditional residential MBS. Several of the added sectors include floating rate securities that reduce the level of interest rate risk (“IRR”) embedded in our securities portfolio. During fiscal 2014, we continued to expand our investments into these sectors and expect to continue to do so in the future.

•	Maintain Strong Asset Quality: Maintain high asset quality and continue to reduce the current level of nonperforming assets.

We continue to emphasize and maintain strong asset quality. Nonperforming assets decreased by $6.1 million to $26.9 million, or 0.77% of total assets, at June 30, 2014 from $33.0 million, or 1.05% of total assets, at June 30, 2013. Through our conservative underwriting standards and our prompt attention to potential problem loans, we anticipate maintaining strong asset quality ratios as we continue to grow and diversify our loan portfolio.

•	Expand Funding Through Retail Deposits: Expand our funding through retail deposit growth within existing branch network with greatest emphasis on growth in non-maturity/non-interest bearing deposits.

Our total deposits increased by $109.4 million for the year ended June 30, 2014 including $86.1 million of deposits assumed in conjunction with our Atlas Bank acquisition. Non-interest-bearing deposits increased $33.1 million during fiscal 2014 while interest-bearing deposits increased $76.3 million. Within interest-bearing deposits, the balance of savings accounts and certificates of deposit increased by $51.9 million and $55.7 million, respectively. This growth was partially offset by a $31.3 million decline in the balance of interest-bearing checking accounts.

With the acquisition of Atlas Bank, we now have a total of 42 branches. We plan to selectively evaluate branch network expansion opportunities, with a particular focus on limited branch expansion in Brooklyn and Staten Island, New York, as an outgrowth of our acquisition of Atlas Bank. We will also continue to carefully seek and evaluate additional de novo branch opportunities to contiguously expand our existing New Jersey branch network with an emphasis on “fill ins” between our northern and central New Jersey locations.

Notwithstanding the opportunities presented by de novo branching, we expect to place greater strategic emphasis on leveraging the opportunities to increase market share and expand the depth and breadth of customer relationships within the existing branch system. We continue to develop and deploy strategies to promote the “relationship banking” business model throughout our branch network with an emphasis on expanding business customer relationships linked to business lending initiatives.

•	Mergers and Acquisitions: Actively seeking out franchise expansion opportunities such as the acquisition of other financial institutions or branches.

As a complement to the “organic” growth strategies, we continue to actively seek out opportunities to deploy capital, diversify our balance sheet mix, enter new markets and enhance earnings through mergers and acquisitions with other financial institutions. We are an experienced acquiror, having acquired five banks in the last 15 years. As demonstrated through our acquisition of Atlas Bank during fiscal 2014, we expect to place the greatest emphasis on opportunities to expand within the existing markets we serve or to enter new markets that are generally contiguous to such markets.

In addition to searching for acquisitions of financial institutions or their branches, we are currently exploring opportunities for acquisitions or strategic partnerships to broaden our product and service offerings to include insurance agency and/or insurance related brokerage services. While we continue to evaluate potential acquisition opportunities, there are no current agreements or arrangements for any such acquisitions.

•	Information Technology: Procure and implement various information technologies designed to support our strategic initiatives while improving operating efficiency and reducing cost.

In conjunction with our strategic efforts to improve operating efficiency and control operating expenses, while expanding and enhancing product and service offerings, we completed the conversion of our primary core processing and related customer-facing systems to Fiserv, Inc. platforms during fiscal 2014. Additional Fiserv, Inc. technologies are expected to be deployed during fiscal 2015. We anticipate that such measures will significantly reduce our recurring technology service provider expenses and enhance our commercial business lending platform.

We consider the noted enhancements to our information technology infrastructure to be the first of several strategies to be deployed to control growth in non-interest expenses and improve our overall operating efficiency. Upon completion of this initiative, we expect to perform further evaluation and analysis of other significant categories of non-interest expense with the goal of optimizing the cost level, resource allocation and utilization of our growing infrastructure to support our strategic goals and objectives.

Acquisition Activity. Since 1999, we have acquired five banking institutions including: 1st Bergen Bancorp (March 31, 1999), Pulaski Bancorp, Inc. (October 18, 2002), West Essex Bancorp (July 1, 2003), Central Jersey Bancorp (November 30, 2010) and, most recently, Atlas Bank (June 30, 2014). Atlas Bank, a federal mutual savings bank, had total assets with a fair value of $120.9 million at June 30, 2014 and two branch offices in Brooklyn and Staten Island, New York as of that date. As of June 30, 2014, Atlas Bank operated its main retail banking office in Brooklyn and a retail branch in Staten Island, New York, and had assets with a fair value of $120.9 million and deposit balances with fair values totaling $86.1 million. Atlas Bank had no public stockholders, and therefore no merger consideration was paid to third parties. We issued 1,044,087 shares of Kearny-Federal common stock to Kearny MHC as consideration for the transaction. As the merger was completed on June 30, 2014, the transaction is reflected in the consolidated statements of conditions and consolidated statements of operations at and for the relevant period presented in this Annual Report.

Upon completion of the transaction, Atlas Bank merged with and into Kearny Bank, and Atlas Bank’s existing branch offices began operating under the name “Atlas Bank, a division of Kearny Federal Savings Bank,” for at least a year following the merger.

Market Area. At June 30, 2014, our primary market area consists of the New Jersey counties in which we currently operate branches including Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic and Union counties. Our market area was expanded to include Kings and Richmond counties in New York resulting from our acquisition of Atlas Bank on June 30, 2014. Our lending is concentrated in these markets and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

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

According to SNL Financial, the population in our primary market area has increased from 2010 to 2014, with weighted population growth rates of 2.06% and 3.29% for the nine New Jersey counties and the two New York counties that we operate in, respectively. The weighted average median household income for 2014 for the nine New Jersey counties that we operate in was $72,840, while the weighted average median income for 2014 for the two New York counties that we operate in was $49,792. By contrast, the national level of median household income for 2014 was $51,579. By 2019, the projected increases in median household income are expected to be 4.12% for the nine New Jersey counties that we operate in and 6.36% for the two New York counties that we operate in. By 2019, the projected national level of increase in median household income is expected to be 4.58%.

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

Restructuring and Wholesale Growth Transactions. The following discussion presents an overview of certain balance sheet restructuring and wholesale growth transactions we executed during the prior fiscal year ended June 30, 2013 and will generally serve as a point of reference for subsequent discussions included in this report.

The Company completed a series of balance sheet restructuring and wholesale growth transactions during fiscal 2013 that were intended to improve the financial position and operating results of the Company and the Bank. Through the restructuring transactions, the Company reduced its concentration in agency mortgage-backed securities (“MBS”) in favor of other investment sectors within the portfolio. As a result, the Company reduced its exposure to residential mortgage prepayment and extension risk while enhancing the overall yield of the investment portfolio and providing some additional protection to earnings against potential movements in market interest rates. The gains recognized through the sale of MBS enabled the Company to fully offset the costs of prepaying a portion of its high-rate Federal Home Loan Bank (“FHLB”) advances during the year. The Company also modified the terms of its remaining high-rate FHLB advances to a lower interest rate while extending the duration of that modified funding to better protect against potential increases in interest rates in the future.

The key features and characteristics of the restructuring transactions executed during the latter half of fiscal 2013 were as follows:

•	the Company sold available for sale agency MBS totaling approximately $330.0 million with a weighted average book yield of 1.78% resulting in a one-time gain on sale totaling approximately $9.1 million;

•	a portion of the proceeds from the noted MBS sales were used to prepay $60.0 million of fixed-rate FHLB advances at a weighted average rate of 3.99% resulting in a one-time expense of $8.7 million largely attributable to the prepayment penalties paid to the FHLB to extinguish the debt;

•	the Company reinvested the remaining proceeds from the noted MBS sales into a diversified mix of high-quality securities with an aggregate tax-effective yield modestly exceeding that of the MBS sold. Such securities primarily included:

•	fixed-rate, bank-qualified municipal obligations;

•	floating-rate corporate bonds issued by financial companies;

•	floating-rate, asset-backed securities comprising education loans with 97% U.S. government guarantees;

•	fixed-rate agency commercial MBS secured by multi-family mortgage loans; and

•	fixed-rate agency collateralized mortgage obligations (“CMO”); and

•	the Company modified the terms of its remaining $145.0 million of “putable” FHLB advances with a weighted average cost of 3.68% and weighted average remaining maturity of approximately 4.5 years. Such advances were subject to the FHLB’s quarterly “put” option enabling it to demand repayment in full in the event of an increase in interest rates. The terms of the modified advances extended their “non-putable” period to five years with a final stated maturity of ten years while reducing their average interest rate by 0.64% to 3.04% at no immediate cost to the Company.

The Company augmented the restructuring transaction noted above by also executing a limited wholesale growth strategy during the latter half of fiscal 2013. The strategy enhanced the Company’s net interest income and operating results without significantly impacting the sensitivity of its Economic Value of Equity (“EVE”) to movements in interest rates - a key measure of long-term exposure to interest rate risk.

In conjunction with the wholesale growth strategy, the Company drew an additional $300.0 million of wholesale funding that was utilized to purchase a diverse set of high-quality investment securities of an equivalent amount. The key features and characteristics of the wholesale growth transactions were as follows:

•	wholesale funding sources utilized in the strategy included 90-day FHLB borrowings and money-market deposits indexed to one-month LIBOR acquired through Promontory Interfinancial Network’s (“Promontory”) Insured Network Deposits (“IND”) program.

•	the Company utilized interest rate derivatives in the form of “plain vanilla” swaps and caps with aggregate notional amounts totaling $300.0 million to serve as cash flow hedges to manage the interest rate risk exposure of the floating rate funding sources noted above.

•	the investment securities acquired with this funding primarily included:

•	floating-rate corporate bonds issued by financial companies;

•	floating-rate, asset-backed securities comprising education loans with 97% U.S. government guarantees;

•	floating rate collateralized loan obligations (“CLO”)

•	fixed-rate agency residential and commercial MBS; and

•	fixed-rate agency collateralized mortgage obligations (“CMO”).

Lending Activities

General. In conjunction with our strategic efforts to evolve from a traditional thrift to a full-service community bank, our lending strategies have placed increasing emphasis on the origination of commercial loans while diminishing the emphasis on one- to four-family mortgage lending. The year-to-year trends in the composition and allocation of our loan portfolio, as reported in the table below, highlight those changes in business strategy. In particular, the outstanding balance of our commercial mortgages, including loans secured by multi-family, mixed-use and nonresidential properties, have significantly increased from both a dollar amount and percentage of portfolio basis over the past several years. Conversely, absent the effect of acquisitions, the outstanding balance of residential mortgage loans has declined during recent years, reflecting loan repayments that have outpaced originations.

Our commercial loan offerings also include secured business loans, most of which are secured by real estate, and unsecured business loans. Commercial loan offerings include programs offered through the SBA in which Kearny Bank participates as a Preferred Lender. Our consumer loan offerings primarily include home equity loans and home equity lines of credit as well as account loans, overdraft lines of credit, vehicle loans and personal loans. We also offer construction loans to builders/developers as well as individual homeowners. Substantially all of our borrowers are residents of our primary market area and would be expected to be similarly affected by economic and other conditions in that area. We have purchased out-of-state one- to four-family first mortgage loans to supplement our in-house originations. Please see “Lending Activities—Loan Originations, Purchases, Sales, Solicitation and Processing.”

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At June 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate mortgage:
One- to four-family	$580,612	33.31%	$500,647	36.77%	$562,846	43.77%	$610,901	48.12%	$663,850	65.52%
Commercial	983,755	56.44	666,828	48.97	484,934	37.71	383,690	30.23	203,013	20.04
Commercial business	67,261	3.86	70,688	5.19	88,414	6.88	105,001	8.28	14,352	1.42
Consumer:
Home equity loans	75,611	4.34	80,813	5.93	95,832	7.45	111,478	8.78	101,659	10.03
Home equity lines of credit	24,010	1.38	26,613	1.95	29,530	2.30	32,925	2.59	11,320	1.12
Passbook or certificate	3,965	0.23	3,887	0.29	3,638	0.28	2,753	0.22	2,703	0.27
Other	373	0.02	391	0.03	404	0.03	1,026	0.08	1,545	0.15
Construction	7,281	0.42	11,851	0.87	20,292	1.58	21,598	1.70	14,707	1.45

Total loans	1,742,868	100.00%	1,361,718	100.00%	1,285,890	100.00%	1,269,372	100.00%	1,013,149	100.00%

Less:
Allowance for loan losses	12,387		10,896		10,117		11,767		8,561
Unamortized yield adjustments including net premiums on purchased loans and net deferred loans costs and fees	1,397		847		1,654		1,021		(564)

	13,784		11,743		11,771		12,788		7,997

Total loans, net	$1,729,084		$1,349,975		$1,274,119		$1,256,584		$1,005,152

Loan Maturity Schedule. The following table sets forth the maturities of our loan portfolio at June 30, 2014. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less. Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Real estate mortgage: One- to four- family	Real estate mortgage: Commercial	Commercial business	Home equity loans	Home equity lines of credit	Passbook or certificate	Other	Construction	Total
	(In Thousands)
Amounts Due:
Within 1 Year	$116	$27,314	$26,935	$328	$307	$2,172	$180	$6,784	$64,136

After 1 year:
1 to 3 years	2,313	25,689	7,746	2,234	605	196	16	497	39,296
3 to 5 years	13,384	52,189	7,304	6,119	2,856	163	1	—	82,016
5 to 10 years	57,485	365,274	12,644	20,538	5,113	—	—	—	461,054
10 to 15 years	197,164	403,326	7,514	27,450	11,603	—	—	—	647,057
Over 15 years	310,150	109,963	5,118	18,942	3,526	1,434	176	—	449,309

Total due after one year	580,496	956,441	40,326	75,283	23,703	1,793	193	497	1,678,732

Total amount due	$580,612	$983,755	$67,261	$75,611	$24,010	$3,965	$373	$7,281	$1,742,868

The following table shows the dollar amount of loans as of June 30, 2014 due after June 30, 2015 according to rate type and loan category.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate mortgage:
One- to four-family	$551,259	$29,237	$580,496
Commercial	415,177	541,264	956,441
Commercial business	20,027	20,299	40,326
Consumer:
Home equity loans	75,283	—	75,283
Home equity lines of credit	1,560	22,143	23,703
Passbook or certificate	1,432	361	1,793
Other	128	65	193
Construction	497	—	497

Total	$1,065,363	$613,369	$1,678,732

One- to Four-Family Mortgage Loans. Our lending activities include the origination of one- to four-family first mortgage loans, of which approximately $548.3 million or 94.5% are secured by properties located within New Jersey and New York as of June 30, 2014 with the remaining $32.2 million or 5.5% secured by properties in other states. Our largest outstanding balance at that date was $1.8 million, which was secured by residential property located in Little Silver, New Jersey and was performing in accordance with its terms.

During the year ended June 30, 2014, Kearny Bank originated $78.2 million of one- to four-family first mortgage loans compared to $65.1 million in the year ended June 30, 2013. To supplement loan originations, we also purchased one- to four-family first mortgages totaling $22.4 million during the year ended June 30, 2014, compared to $16.3 million during the year ended June 30, 2013. In addition to the loans originated and purchased, we also acquired one- to four-family mortgage loans with fair values totaling $72.8 million through our acquisition of Atlas Bank on June 30, 2014. The loans acquired from Atlas Bank included a small portfolio of Non-Income Verification (“NIV”) loans that were granted prior to 2011. Atlas Bank’ NIV loan program did not require the borrower to provide full financial documentation upon application. As such, Atlas Bank relied solely on the loan-to-value ratio of the property and the borrower’s credit when approving an application under this program. The NIV program was terminated by Atlas Bank in 2011. The NIV loans acquired from Atlas Bank on June 30, 2014 had outstanding balances of approximately $17.4 million. All of the NIV loans acquired from Atlas Bank on that date were current and performing as agreed with the exception of one loan with an outstanding balance of $262,000, for which principal and interest are current but certain real estate taxes are delinquent.

In total, origination, purchase and acquisition volume of one- to four-family mortgage loans outpaced loan repayments and sales during fiscal 2014 resulting in a net increase in the outstanding balance of this segment of the loan portfolio.

We will originate a one- to four-family mortgage loan on an owner-occupied property with a principal amount of up to 95% of the lesser of the appraised value or the purchase price of the property, with private mortgage insurance required if the loan-to-value ratio exceeds 80%. At June 30, 2014, one-

to four-family owner-occupied properties comprised 99% of our total one- to four-family loan portfolio. Our loan-to-value limit on a non-owner-occupied property is 75%. Loans in excess of $1.0 million are handled on a case-by-case basis and are subject to lower loan-to-value limits, generally no more than 50%.

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

The Dodd-Frank Act prohibits lenders from making residential mortgages unless the lender makes a reasonable and good faith determination that the borrower has a reasonable ability to repay the mortgage loan according to its terms. A borrower may recover statutory damages equal to all finance charges and fees paid within three years of a violation of the ability-to-repay rule and may raise a violation as a defense to foreclosure at any time. As authorized by the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) has adopted regulations defining “qualified mortgages” that would be presumed to comply with the Dodd-Frank Act’s ability-to-repay rules. Under the CFPB regulations, qualified mortgages must satisfy the following criteria: (i) no negative amortization, interest-only payments, balloon payments or a term greater than 30 years; (ii) no points or fees in excess of 3% of the loan amount for loans over $100,000; (iii) borrower’s income and assets are verified and documented; and (iv) the borrower’s debt-to-income ratio generally may not exceed 43%. Qualified mortgages are conclusively presumed to comply with the ability-to-repay rule unless the mortgage is a “higher cost” mortgage, in which case the presumption is rebuttable. Kearny Bank will not grant a non-qualified mortgage loan unless such loan falls under the “temporary qualified mortgage” guidance and there were additional factors to support the exception (which may include a review of the borrower’s creditworthiness and whether a deposit relationship exists).

We offer a first-time homebuyer program for persons who have not previously owned real estate and are purchasing a one- to four-family property in our primary lending area for use as a primary residence. This program is also available outside these areas, but only to persons who are existing deposit or loan customers of Kearny Bank and/or members of their immediate families. The financial incentives offered under this program are a one-eighth of one percentage point rate reduction on all first mortgage loan types and the refund of the application fee at closing.

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

Substantially all of our residential mortgages include “due on sale” clauses, which give us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing our one- to four-family first mortgage loans are made by state certified or licensed independent appraisers approved by Kearny Bank’s Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability and fire insurance and, if applicable, flood insurance, are also required.

Multi-Family and Nonresidential Real Estate Mortgage Loans. We also originate commercial mortgage loans on multi-family and nonresidential properties, including loans on apartment buildings, retail/service properties and land as well as other income-producing properties, such as mixed-use properties combining residential and commercial space. Our growing strategic emphasis in commercial lending resulted in the origination of approximately $334.4 million of multi-family and commercial real estate mortgages during the year ended June 30, 2014, compared to $271.1 million during the year ended June 30, 2013. Our largest outstanding commercial mortgage loan balance at June 30, 2014 was $19.9 million, which is secured by a multi-family apartment building and performing in accordance with its terms.

Our commercial mortgage acquisition strategies also included purchases of loan participations totaling $87.0 million and $1.5 million during the years ended June 30, 2014 and 2013, respectively. Additionally, we acquired commercial mortgage loans with fair values totaling $5.7 million through our acquisition of Atlas Bank on June 30, 2014.

In total, commercial mortgage loan acquisition volume significantly outpaced loan repayments during fiscal 2014 resulting in the reported net increase in the outstanding balance of this segment of the loan portfolio. Our business plan continues to call for maintaining our strategic emphasis on the origination of commercial mortgages and increasing this segment of the portfolio on both a dollar and percentage of assets basis.

We generally require no less than a 25% down payment or equity position for mortgage loans on multi-family and nonresidential properties. For such loans, we generally require personal guarantees. Currently, these loans are made with a maturity of up to 25 years. We also offer a five-year balloon loan with a twenty-five year amortization schedule. Our commercial mortgage loans are generally secured by properties located in New Jersey and New York.

Commercial mortgage loans are generally considered to entail a greater level of risk than that which arises from one- to four-family, owner-occupied real estate lending. The repayment of these loans typically is dependent on a successful operation and income stream of the borrower and the real estate securing the loan as collateral. These risks can be significantly affected by economic conditions. In addition, commercial mortgage loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family mortgage loans. Consequently, such loans typically require substantially greater evaluation and oversight efforts compared to residential real estate lending.

Commercial Business Loans. We also originate commercial term loans and lines of credit to a variety of professionals, sole proprietorships and small businesses in our market area including loans originated through the SBA in which Kearny Bank participates as a Preferred Lender. Kearny Bank originated approximately $24.1 million of commercial business loans during the year ended June 30, 2014 compared to $21.5 million during the year ended June 30, 2013. Our largest outstanding commercial business loan balance at June 30, 2014 was $6.7 million, which was secured by a hotel. This loan was performing in accordance with its original terms at June 30, 2014.

Our commercial business loan acquisition strategies were expanded during fiscal 2014 resulting in the purchase of C&I loan participations totaling $4.9 million during the year ended June 30, 2014. No such participations were purchased during fiscal 2013. The outstanding balance of our C&I loan participations at June 30, 2014 totaled $4.9 million comprising four loans acquired through Kearny Bank’s membership in BancAlliance, a cooperative network of lending institutions that serves as a conduit for institutional investors to participate in large commercial credits. The BancAlliance network is supported and managed on a day-to-day basis by Alliance Partners and its wholly-owned subsidiary AP Commercial LLC which acts as investment advisor and asset manager for loans acquired through the BancAlliance network while retaining a portion of such loans as an investor.

In total, commercial business loan repayments and sales outpaced loan acquisition volume during fiscal 2014 resulting in the modest decline in the outstanding balance reported for this segment of the loan portfolio. As a complement to our commercial mortgage strategies, our business plan calls for expanding our strategic emphasis on the acquisition of commercial business loans through both retail origination channels as well as purchases and participations acquired though wholesale sources with the goal of increasing this portfolio on both a dollar and percentage of assets basis.

Our commercial business loan activity during fiscal 2014 included the sale of $737,000 of SBA loan participations which resulted in the recognition of related sale gains totaling approximately $80,000 for the year ended June 30, 2014. By comparison, we sold $4.8 million of SBA loan participations during fiscal 2013 which resulted in the recognition of related sale gains totaling approximately $557,000. Notwithstanding the recent decline in SBA loan origination and sale activity, our business plan calls for an increase in SBA lending activity from the levels reported during fiscal 2014. Toward that end, we are currently evaluating our SBA lending function and expect to restructure that function in the coming year with a commitment and expectation for an increase in SBA loan origination and sale activity during fiscal 2015.

Approximately $57.8 million or 85.9% of our commercial business loans are “non-SBA” loans. Of these loans, approximately $54.3 million or 93.9% represent secured loans that are primarily collateralized by real estate or, to a lesser extent, other forms of collateral. The remaining $3.5 million or 6.1% represent unsecured loans to our business customers. We generally require personal guarantees on all “non-SBA” commercial business loans. Marketable securities may also be accepted as collateral on lines of credit, but with a loan to value limit of 50%. The loan to value limit on secured commercial lines of credit and term loans is otherwise generally limited to 70%. We also make unsecured commercial loans in the form of overdraft checking authorization up to $25,000 and unsecured lines of credit up to $25,000. Our “non-SBA” commercial term loans generally have terms of up to 20 years and are mostly fixed-rate loans. Our commercial lines of credit have terms of up to two years and are generally adjustable-rate loans. We also offer a one-year, interest-only commercial line of credit with a balloon payment.

The remaining $9.5 million or 14.1% of commercial business loans represent the retained portion of SBA loan originations. Such loans are generally secured by various forms of collateral, including real estate, business equipment and other forms of collateral. Kearny Bank generally sells the guaranteed portion of eligible SBA loans originated, which ranges from 50% to 90% of the loan’s outstanding balance while retaining the nonguaranteed portion of such loans in portfolio. Kearny Bank also retains both the guaranteed and non-guaranteed portion of those SBA originations that are generally ineligible for sale in the secondary market. At June 30, 2014, approximately $2.2 million of the retained portion of Kearny Bank’s SBA loans is guaranteed by the Small Business Administration.

Unlike single-family, owner-occupied residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans, including those originated under SBA programs, are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial business loans, therefore, generally have greater credit risk than residential mortgage loans. In addition, commercial business loans may carry larger balances to single borrowers or related groups of borrowers than one- to four-family first mortgage loans. As such, commercial business lending requires substantially greater evaluation and oversight efforts compared to residential or commercial real estate lending.

Home Equity Loans and Lines of Credit. Our home equity loans are fixed-rate loans for terms of generally up to 20 years. We also offer fixed-rate and adjustable-rate home equity lines of credit with terms of up to 20 years. Kearny Bank originated $29.0 million of home equity loans and home equity lines of credit compared to $26.1 million in the year ended June 30, 2013. However, repayments of home equity loans and lines of credit outpaced loan acquisition volume during fiscal 2014 resulting in the reported net decline in the outstanding balance of this segment of the loan portfolio. Our largest outstanding home equity loan and line of credit balance at June 30, 2014 was $470,000, which was secured by a single family residence located in Ocean, New Jersey and performing in accordance with its terms.

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

Account Loans and Other Consumer Loans. In addition to home equity loans and lines of credit, our consumer loan portfolio primarily includes loans secured by savings accounts and certificates of deposit on deposit with Kearny Bank and overdraft lines of credit as well as vehicle loans and personal loans. We will generally lend up to 90% of the account balance on a loan secured by a savings account or certificate of deposit. At June 30, 2014, passbook or certificate loans totaled $4.0 million and other consumer loans totaled $373,000. Our largest outstanding passbook or certificate loan balance was $225,000, which was secured by a certificate of deposit and performing in accordance with its terms. At June 30, 2014, our largest other consumer loan balance at that date was $40,000, which was unsecured and performing in accordance with its terms.

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

Construction Lending. Our construction lending includes loans to individuals for construction of one- to four-family residences or for major renovations or improvements to an existing dwelling. Our construction lending also includes loans to builders and developers for multi-unit buildings or multi-house projects. At June 30, 2014, construction loans totaled $7.3 million. Our largest construction loan balance at that date was $1.3 million, which was secured by a residential property and performing in accordance with its terms.

During the year ended June 30, 2014, construction loan disbursements were $3.8 million compared to $3.0 million during the year ended June 30, 2013. However, the repayment of construction loans more than offset these disbursements during fiscal 2014 resulting in the reported net decline in the outstanding balance of this segment of the loan portfolio.

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

We have no formal limits as to the number of projects a builder has under construction or development and make a case-by-case determination on loans to builders and developers who have multiple projects under development. The Board of Directors reviews Kearny Bank’s business relationship with a builder or developer prior to accepting a loan application for processing. We generally do not make construction loans to builders on a speculative basis. There must be a contract for sale in place. Financing is provided for up to two houses at a time in a multi-house project, requiring a contract on one of the two houses before financing for the next house may be obtained.

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

Loans to One Borrower. Federal law generally limits the amount that a savings institution may lend to one borrower to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of June 30, 2014, our loans-to-one-borrower limit was approximately $54.5 million.

At June 30, 2014, our largest single borrower had an aggregate outstanding loan balance of approximately $25.4 million comprising eight commercial mortgage loans. Our second largest single borrower had an aggregate outstanding loan balance of approximately $24.7 million comprising three commercial mortgage loans. Our third largest borrower had an aggregate outstanding loan balance of approximately $24.5 million comprising four commercial mortgage loans and two commercial business lines of credit with an additional $6.0 million available to the borrower through the unused portions of those lines of credit. At June 30, 2014, all of these lending relationships were current and performing in accordance with the terms of their loan agreements. By comparison, at June 30, 2013, loans outstanding to Kearny Bank’s three largest borrowers totaled approximately $20.1 million, $18.2 million and $12.6 million, respectively.

Loan Originations, Purchases, Sales, Solicitation and Processing. The following table shows total loans originated, purchased, acquired and repaid during the periods indicated.

	For the Years Ended June 30,
	2014	2013	2012
	(In Thousands)
Loans originated and purchased:
Loan originations:
Real estate mortgage:
One- to four-family	$78,249	$65,051	$66,456
Commercial	334,369	271,109	95,534
Commercial business	24,062	21,546	17,968
Construction	3,802	2,953	12,004
Consumer:
Home equity loans and lines of credit	29,021	26,070	35,741
Passbook or certificate	1,330	1,492	2,740
Other	937	446	504

Total loan originations	471,770	388,667	230,947

Loan purchases:
Real estate mortgage:
One- to four-family	22,429	16,288	22,185
Multi-family and commercial	87,000	1,485	57,829
Commercial business	4,914	—	—

Total loans purchased	114,343	17,773	80,014

Loans acquired from Atlas(1)	78,725	2	—

Loans sold:
One- to four-family	(5,275)	—	—
Commercial SBA participations	(737)	(4,775)	(6,462)

Total loans sold	(6,012)	(4,775)	(6,462)

Loan principal repayments	(281,711)	(322,187)	(280,578)

Increase (decrease) due to other items	1,994	(3,622)	(6,386)

Net increase in loan portfolio	$379,109	$75,856	$17,535

(1)	For information on loans acquired in the Atlas Bank acquisition, see Note 2 to the audited consolidated financial statements.

Our customary sources of loan applications include loans originated by our commercial and residential loan officers, repeat customers, referrals from realtors and other professionals and “walk-in” customers. These sources are supported in varying degrees by our newspaper and electronic advertising and marketing strategies.

During prior years, we had purchased loans under the terms of loan purchase and servicing agreements with three large nationwide lenders, in order to supplement our residential mortgage loan production pipeline. The original agreements called for the purchase of loan pools that contained mortgages on residential properties in our lending area. Subsequently, we expanded our loan purchase and servicing agreements with the same nationwide lenders to include mortgage loans secured by residential real estate located outside of New Jersey. We have procedures in place for purchasing these mortgages such that the underwriting guidelines are consistent with those used in our in-house loan origination process. The evaluation and approval process ensures that the purchased loans generally conform to our normal underwriting guidelines. Our due diligence process includes full credit reviews and an examination of the title policy and associated legal instruments. We recalculate debt service and loan-to-value ratios for accuracy and review appraisals for reasonableness. All loan packages presented to Kearny Bank must meet our underwriting requirements as outlined in the purchase and servicing agreements and are subject to the same review process outlined above. Furthermore, there are stricter underwriting guidelines in place for out-of-state mortgages, including higher minimum credit scores. We did not purchase residential mortgage loans under the noted purchase and servicing agreements during the year ended June 30, 2014 but may do so in the future.

Once we purchase the loans, we continually monitor the seller’s performance by thoroughly reviewing portfolio balancing reports, remittance reports, delinquency reports and other data supplied to us on a monthly basis. We also review the seller’s financial statements and documentation as to their compliance with the servicing standards established by the Mortgage Bankers Association of America.

As of June 30, 2014, our portfolio of “out-of-state” residential mortgages includes loans located in 14 states outside of New Jersey and New York that total approximately $32.2 million or 5.5% of one- to four-family mortgage loans. The states with the three largest concentrations of such loans at June 30, 2014 were Massachusetts, Pennsylvania and Georgia, with outstanding principal balances totaling $10.7 million, $7.1 million and $2.9 million, respectively. The aggregate outstanding balances of loans in each of the remaining 11 states comprise approximately 35.5% of the total balance of out-of-state residential mortgage loans with aggregate balances by state ranging from $298,000 to $2.0 million.

We also enter into purchase agreements with a limited number of mortgage originators to supplement our loan production pipeline. These agreements call for the purchase, on a flow basis, of one- to four-family first mortgage loans with servicing released to Kearny Bank. During the year ended June 30, 2014, we purchased fixed-rate and adjustable-rate loans with principal balances totaling $22.4 million from these sellers.

In addition to purchasing one- to four-family loans, we have also purchased participations in commercial mortgage loans originated by other banks and non-bank originators. Our commercial loan acquisitions included the purchase of participations totaling $87.0 million during the year ended June 30, 2014. As of that date, the number and aggregate outstanding balance of commercial loan participations totaled 35 and $131.8 million, respectively, representing loans on a variety of multi-family and commercial real estate properties.

The participations noted above exclude those acquired through the Thrift Institutions Community Investment Corporation of New Jersey (“TICIC”), a subsidiary of the New Jersey Bankers Association that is no longer actively originating loans. At June 30, 2014, our remaining TICIC participations included a total of 18 loans with an aggregate balance of $3.1 million representing loans on multi-family and commercial real estate properties.

Loan Approval Procedures and Authority. Senior management recommends and the Board of Directors approves our lending policies and loan approval limits. Kearny Bank’s Loan Committee consists of the Chief Lending Officer, Chief Credit Officer, Divisional President and Special Assets Manager. The Committee may approve loans up to $5.0 million. Our Chief Lending Officer may approve loans up to $750,000. Loan department personnel of Kearny Bank serving in the following positions may approve loans as follows: commercial/mortgage loan managers, mortgage loans up to $500,000; mortgage loan underwriters, mortgage loans up to $250,000; consumer loan managers, consumer loans up to $250,000; and consumer loan underwriters, consumer loans up to $150,000. In addition to these principal amount limits, there are established limits for different levels of approval authority as to minimum credit scores and maximum loan to value ratios and debt to income ratios or debt service coverage. Our Chief Executive Officer and Chief Operating Officer have authorization to countersign loans for amounts that exceed $750,000 up to a limit of $1.0 million. Our Chief Lending Officer must approve loans between $750,000 and $1.0 million along with one of these designated officers. Non-conforming mortgage loans and loans over $1.0 million up to $2.0 million require the approval of the Loan Committee. Commercial loans in excess of $5.0 million require approval by the Board of Directors while such approval is also required for residential mortgage loans in excess of $2.0 million and commercial business loans in excess of $500,000.

Asset Quality

Collection Procedures on Delinquent Loans. We regularly monitor the payment status of all loans within our portfolio and promptly initiate collection efforts on past due loans in accordance with applicable policies and procedures. Delinquent borrowers are notified by both mail and telephone when a loan is 30 days past due. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. However, when a loan is 90 days delinquent, it is our general practice to refer it to an attorney for repossession, foreclosure or other form of collection action, as appropriate. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

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

Nonaccrual Loans. Loans are generally placed on nonaccrual status when contractual payments become 90 days or more past due, and are otherwise placed on nonaccrual when we do not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement. Loans that become 90 days past maturity, but remain non-delinquent with regard to ongoing P&I payments, may remain on accrual status if: (1) we expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, past maturity status notwithstanding, and (2) the borrower is working actively and cooperatively with us to remedy the past maturity status through an expected refinance, payoff or modification of the loan agreement that is not expected to result in a troubled debt restructuring (“TDR”) classification. All TDRs are placed on nonaccrual status for a period of no less than six months after restructuring, irrespective of past due status. The sum of nonaccrual loans plus accruing loans that are 90 days or more past due are generally defined as “nonperforming loans.”

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

Loans that are not considered to be TDRs are generally returned to accrual status when payments due are brought current and we expect to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement. Non-TDR loans may also be returned to accrual status when a loan’s payment status falls below 90 days past due and we: (1) expect receipt of the remaining past due amounts within a reasonable timeframe, and (2) expect to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.

Nonperforming Assets. The following table provides information regarding Kearny Bank’s nonperforming assets which are comprised of nonaccrual loans, accruing loans 90 days or more past due and real estate owned.

	At June 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Real estate mortgage:
One- to four-family(1)	$9,944	$11,675	$14,917	$4,056	$1,867
Commercial	6,935	10,163	11,008	7,429	4,358
Commercial business	4,919	4,836	3,941	4,866	2,298
Consumer:
Home equity loans	949	703	984	204	250
Home equity lines of credit	981	626	193	93	—
Other	2	28	6	22	1
Construction	1,448	2,886	1,758	1,654	468

Total(2)	25,178	30,917	32,807	18,324	9,242

Accruing loans which are contractually past due 90 days or more:
Real estate mortgage:
One- to four-family	—	—	—	14,923	12,321
Multi-family and commercial	—	—	398	—	—
Commercial business	—	—	293	1,718	—
Consumer:
Home equity loans and lines of credit	—	—	—	—	—
Passbook or certificate	—	—	—	—	—
Other	125	—	—	—	—
Construction	—	—	—	—	—

Total	125	—	691	16,641	12,321

Total nonperforming loans	$25,303	$30,917	$33,498	$34,965	$21,563

Real estate owned	$1,624	$2,061	$3,811	$7,497	$146

Total nonperforming assets	$26,927	$32,978	$37,309	$42,462	$21,709

Total nonperforming loans to total loans	1.45%	2.27%	2.61%	2.76%	2.13%

Total nonperforming loans to total assets	0.72%	0.98%	1.14%	1.20%	0.92%

Total nonperforming assets to total assets	0.77%	1.05%	1.27%	1.46%	0.93%

(1)	At June 30, 2014, included $8.4 million of nonperforming one- to four-family mortgage loans acquired from Countrywide.
(2)	TDRs on accrual status not included above totaled $3.3 million, $4.1 million, $2.6 million, $821,000 and $945,000 at June 30, 2014, 2013, 2012, 2011 and 2010, respectively.

Total nonperforming assets decreased by $6.1 million to $26.9 million at June 30, 2014 from $33.0 million at June 30, 2013. The decrease comprised a net decline in nonperforming loans of $5.6 million plus a net decrease in real estate owned of $437,000. For those same comparative periods, the number of nonperforming loans increased to 133 loans from 127 loans while the number of real estate owned properties decreased to seven from eight.

At June 30, 2014, nonperforming loans comprised $25.2 million of “nonaccrual” loans and $125,000 of loans being reported as “accruing loans over 90 days past due.” By comparison, at June 30, 2013, nonperforming loan comprised $30.9 million of “nonaccrual” loans with no loans being reported as “accruing loans over 90 days past due.”

A significant portion of the non-performing loans reported as “accruing loans over 90 days past due” prior to fiscal 2012 were originally acquired from Countrywide Home Loans, Inc. (“Countrywide”) and continue to be serviced by their acquirer, Bank of America (“BOA”) through a subsidiary, BAC Home Loans Servicing. In accordance with our agreement, BOA advances scheduled principal and interest payments to Kearny Bank when such payments are not made by the borrower. Prior to fiscal 2012, the timely receipt of principal and interest from the servicer resulted in such loans retaining their accrual status. However, the delinquency status reported for these nonperforming loans reflected the borrower’s actual delinquency irrespective of Kearny Bank’s receipt of advances. In recognition that advances would ultimately be recouped by BOA from Kearny Bank in the event the borrower did not reinstate the loan, we included our obligation to refund such advances to the servicer, where applicable, in our impairment analyses of such loans.

Notwithstanding this prior practice, Kearny Bank reclassified the applicable nonperforming BOA loans from “accruing loans over 90 days past due” to “nonaccrual” during fiscal 2012. Since that time, interest payments received on the applicable BOA loans have been applied to reduce the carrying value of the loan for financial statement purposes rather than being recognized as interest income.

Nonperforming one- to four-family mortgage loans at June 30, 2014 include 48 nonaccrual loans totaling $9.9 million whose net outstanding balances range from $10,000 to $490,000, with an average balance of approximately $207,000 as of that date. The loans are in various stages of collection, workout or foreclosure. Of these loans, 44 are secured by New Jersey properties while an additional four loans acquired from Atlas Bank are secured by properties located in Staten Island, New York. We have identified approximately $528,000 of specific impairment relating to six of the nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2014.

The number and balance of nonperforming one- to four-family mortgage loans at June 30, 2014 includes 36 loans totaling $8.4 million that were originally acquired from Countrywide with such loans comprising 33.2% of total nonperforming loans as of June 30, 2014. As of that same date, Kearny Bank owned a total of 77 residential mortgage loans with an aggregate outstanding balance of $33.3 million that were originally acquired from Countrywide. Of these loans, an additional two accruing loans totaling $866,000 are 30-89 days past due and are in various stages of collection.

Nonperforming commercial real estate loans, including multi-family and nonresidential mortgage loans, include 19 nonaccrual loans totaling $6.9 million. At June 30, 2014, the outstanding balances of these loans range from $27,000 to $1.5 million with an average balance of approximately $365,000 as of that date. The loans are in various stages of collection, workout or foreclosure and are secured by New Jersey properties. We have identified approximately $569,000 of specific impairment relating to six of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2014.

Nonperforming commercial business loans at June 30, 2014 include 37 nonaccrual loans totaling $4.9 million. At June 30, 2014, the outstanding balances of these loans range from $6,000 to $820,000 with an average balance of approximately $133,000 as of that date. The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey and New York properties and, to a lesser extent, other forms of collateral. We have identified approximately $444,000 of specific impairment relating to 12 of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2014.

Home equity loans and home equity lines of credit that are reported as nonperforming at June 30, 2014 include 22 nonaccrual loans totaling $1.9 million. At June 30, 2014, the outstanding balances of these loans range from $8,000 to $459,000 with an average balance of approximately $88,000 as of that date. The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey properties. We have identified approximately $132,000 of specific impairment relating to three of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2014.

Other consumer loans that are reported as nonperforming include two unsecured nonaccrual loans totaling $2,000 and one accruing loan over 90 days past due totaling $125,000 that is fully secured by cash on deposit at Kearny Bank.

Nonperforming construction loans include four nonaccrual loans totaling $1.4 million. At June 30, 2014, the outstanding balances of these loans ranged from $355,000 to $596,000 with an average balance of approximately $362,000 as of that date. The loans are in various stages of collection, workout or foreclosure and are secured by New Jersey properties in varying stages of development. We have identified no specific impairment relating to these nonperforming loans at June 30, 2014.

During the years ended June 30, 2014, 2013 and 2012, gross interest income of $1.8 million, $2.1 million and $1.7 million, respectively, would have been recognized on loans accounted for on a nonaccrual basis if those loans had been current. Interest income recognized on such loans of $52,000, $46,000 and $134,000 was included in income for the years ended June 30, 2014, 2013 and 2012, respectively.

At June 30, 2014, 2013, and 2012, Kearny Bank had loans with aggregate outstanding balances totaling $6.4 million, $9.4 million, and $6.7 million, respectively, reported as troubled debt restructurings.

During the year ended June 30, 2014, gross interest income of $321,000 would have been recognized on loans reported as troubled debt restructurings under their original terms prior to restructuring. Actual interest income of $259,000 was recognized on such loans for the year ended June 30, 2014 reflecting the interest received under the revised terms of those restructured loans.

During the year ended June 30, 2013, gross interest income of $303,000 would have been recognized on loans reported as troubled debt restructurings under their original terms prior to restructuring. Actual interest income of $250,000 was recognized on such loans for the year ended June 30, 2013 reflecting the interest received under the revised terms of those restructured loans.

Loan Review System. We maintain a loan review system consisting of several related functions including, but not limited to, classification of assets, calculation of the allowance for loan losses, independent credit file review as well as internal audit and lending compliance reviews. We utilize both internal and external resources, where appropriate, to perform the various loan review functions. For example, we have engaged the services of a third party firm specializing in loan review and analysis to perform several loan review functions. The firm reviews the loan portfolio in accordance with the scope and frequency determined by senior management and the Asset Quality Committee of the Board of Directors. The third party loan review firm assists senior management and the Board of Directors in identifying potential credit weaknesses; in appropriately grading or adversely classifying loans; in identifying relevant trends that affect the collectability of the portfolio and identifying segments of the portfolio that are potential problem areas; in verifying the appropriateness of the allowance for loan losses; in evaluating the activities of lending personnel including compliance with lending policies and the quality of their loan approval, monitoring and risk assessment; and by providing an objective assessment of the overall quality of the loan portfolio. Currently, independent loan reviews are being conducted quarterly and include non-performing loans as well as samples of performing loans of varying types within our portfolio.

Our loan review system also includes the internal audit and compliance functions, which operate in accordance with a scope determined by the Audit and Compliance Committee of the Board of Directors. Internal audit resources assess the adequacy of, and adherence to, internal credit policies and loan administration procedures. Similarly, our compliance resources monitor adherence to relevant lending-related and consumer protection-related laws and regulations. The loan review system is structured in such a way that the internal audit function maintains the ability to independently audit other risk monitoring functions without impairing its independence with respect to these other functions.

As noted, the loan review system also comprises our policies and procedures relating to the regulatory classification of assets and the allowance for loan loss functions each of which are described in greater detail below.

Classification of Assets. In compliance with the regulatory guidelines, our loan review system includes an evaluation process through which certain loans exhibiting adverse credit quality characteristics are classified “Special Mention”, “Substandard”, “Doubtful” or “Loss”.

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

Prior to fiscal 2012, our impaired loans with impairment were characterized by “split classifications” (e.g. Substandard/Loss) with all loan impairment being ascribed a “Loss” classification by default and charge-offs being recorded against the allowance for loan loss at the time such losses were realized. For loans primarily secured by real estate, which have historically comprised a large majority of our loan portfolio, the recognition of impairments as “charge offs” typically coincided with the foreclosure of the property securing the impaired loan at which time the property was brought into real estate owned at its fair value, less estimated selling costs, and any portion of the loan’s carrying value in excess of that amount was charged off against the allowance for loan losses (“ALLL”).

During fiscal 2012, we modified our loan classification and charge off practices to more closely align them to those of other institutions regulated by the OCC. The OCC succeeded the OTS as Kearny Bank’s primary regulator effective July 21, 2011. As a result of those changes, the classification of loan impairment as “Loss” is now based upon a confirmed expectation for loss, rather than simply equating impairment with a “Loss” classification by default. For loans primarily secured by real estate, the expectation for loss is generally confirmed when: (a) impairment is identified on a loan individually evaluated in the manner described below, and (b) the loan is presumed to be collateral-dependent such that the source of loan repayment is expected to arise solely from sale of the collateral securing the applicable loan. Impairment identified on non-collateral-dependent loans may or may not be eligible for a “Loss” classification depending upon the other salient facts and circumstances that affect the manner and likelihood of loan repayment. As a further result of these changes, loan impairment that is classified as “Loss” is now charged off against the ALLL concurrent with that classification rather than deferring the charge off of confirmed expected losses until they are realized as had been Kearny Bank’s practice prior to fiscal 2012.

The timeframe between when we first identify loan impairment and when such impairment may ultimately be charged off varies by loan type. For example, unsecured consumer and commercial loans are generally classified as “Loss” at 120 days past due, resulting in their outstanding balances being charged off at that time. For our secured loans, the condition of collateral dependency, as noted above, generally serves as the basis upon which a “Loss” classification is ascribed to a loan’s impairment thereby confirming an expected loss and triggering charge off of that impairment.

While the facts and circumstances that effect the manner and likelihood of repayment vary from loan to loan, we generally consider the referral of a loan to foreclosure, coupled with the absence of other viable sources of loan repayment, to be demonstrable evidence of collateral dependency. Depending upon the nature of the collections process applicable to a particular loan, an early determination of collateral dependency could result in a nearly concurrent charge off of a newly identified impairment. By contrast, a presumption of collateral dependency may only be determined after the completion of lengthy loan collection and/or workout efforts, including bankruptcy proceedings, which may extend several months or more after a loan’s impairment is first identified.

The adoption of this change to our charge off practices during fiscal 2012 resulted in the charge off of approximately $4.2 million of confirmed expected losses during that year for which valuation allowances had been previously established for identified impairments. Thereafter, the recognition of charge offs based upon confirmed expected losses rather than realized losses has generally accelerated the timing of their recognition compared to prior years.

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

Assets which do not currently expose us to a sufficient degree of risk to warrant an adverse classification but have some credit deficiencies or other potential weaknesses are designated as “Special Mention” by management. Adversely classified assets, together with those rated as “Special Mention”, are generally referred to as “Classified Assets”. Non-classified assets are internally rated within one of four “Pass” categories or as “Watch” with the latter denoting a potential deficiency or concern that warrants increased oversight or tracking by management until remediated.

Management performs a classification of assets review, including the regulatory classification of assets, generally on a monthly basis. The results of the classification of assets review are validated by our third party loan review firm during their quarterly independent review. In the event of a difference in rating or classification between those assigned by the internal and external resources, we will generally utilize the more critical or conservative rating or classification. Final loan ratings and regulatory classifications are presented monthly to the Board of Directors and are reviewed by regulators during the examination process.

The following table discloses our designation of certain loans as special mention or adversely classified during each of the five years presented.

	At June 30,
	2014	2013	2012	2011	2010
	(In Thousands)
Special Mention	$12,258	$14,050	$20,297	$11,141	$10,353
Substandard	41,564	43,371	48,131	39,093	18,697
Doubtful	290	391	892	614	—
Loss (1)	—	—	—	—	—

Total	$54,112	$57,812	$69,320	$50,848	$29,050

(1)	Net of specific valuation allowances where applicable

At June 30, 2014, 48 loans were classified as Special Mention and 180 loans were classified as Substandard. As of that same date, four loans were classified as Doubtful. As noted above, all loans, or portions thereof, classified as Loss during fiscal 2014 were charged off against the allowance for loan losses.

Allowance for Loan Losses. Our allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is generally performed monthly. Based upon the results of the classification of assets and credit file review processes described earlier, we first identify the loans that must be reviewed individually for impairment. Factors considered in identifying individual loans to be reviewed include, but may not be limited to, loan type, classification status, contractual payment status, performance/accrual status and impaired status.

Prior to fiscal 2011, the loans we considered to be eligible for individual impairment review were generally limited to our larger and/or more complex loans including our commercial mortgage loans, comprising multi-family and nonresidential real estate loans, as well as our construction loans and commercial business loans. During fiscal 2011, we expanded the scope of loans that we consider eligible for individual impairment review to also include one- to four-family mortgage loans, home equity loans and home equity lines of credit with such loans being reviewed individually for impairment, where applicable, since that time.

A reviewed loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, management performs an analysis to determine the amount of impairment associated with that loan.

In measuring the impairment associated with collateral-dependent loans, the fair value of the collateral securing the loan is generally used as a measurement proxy for that of the impaired loan itself as a practical expedient. In the case of real estate collateral, such values are generally determined based upon a discounted market value obtained through an automated valuation module or prepared by a qualified, independent real estate appraiser. The value of non-real estate collateral is similarly determined based upon the independent assessment of fair market value by a qualified resource.

We generally obtain independent appraisals on properties securing mortgage loans when such loans are initially placed on nonperforming or impaired status with such values updated approximately every six to twelve months thereafter throughout the collections, bankruptcy and/or foreclosure processes. Appraised values are typically updated at the point of foreclosure, where applicable, and approximately every six to twelve months thereafter while the repossessed property is held as real estate owned.

As supported by accounting and regulatory guidance, we reduce the fair value of the collateral by estimated selling costs, such as real estate brokerage commissions, to measure impairment when such costs are expected to reduce the cash flows available to repay the loan.

We establish valuation allowances in the fiscal period during which the loan impairments are identified. The results of management’s individual loan impairment evaluations are validated by our third party loan review firm during their quarterly independent review. Such valuation allowances are adjusted in subsequent fiscal periods, where appropriate, to reflect any changes in carrying value or fair value identified during subsequent impairment evaluations which are generally updated monthly by management.

The second tier of the loss measurement process involves estimating the probable and estimable losses on loans not otherwise reviewed individually for impairment as well as those individually reviewed loans that are determined to be non-impaired. Such loans include groups of smaller-balance homogeneous loans that may generally be excluded from individual impairment analysis, and therefore collectively evaluated for impairment, as well as the non-impaired loans within categories that are otherwise eligible for individual impairment review.

Valuation allowances established through the second tier of the loss measurement process utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of our loan portfolio. These segments aggregate homogeneous subsets of loans with similar risk characteristics based upon loan type. For allowance for loan loss calculation and reporting purposes, we currently stratify our loan portfolio into seven primary segments: residential mortgage loans, commercial mortgage loans, construction loans, commercial business loans, home equity loans, home equity lines of credit and other consumer loans.

The risks presented by residential mortgage loans are primarily related to adverse changes in the borrower’s financial condition that threaten repayment of the loan in accordance with its contractual terms. Such risk to repayment can arise from job loss, divorce, illness and the personal bankruptcy of the borrower. For collateral dependent residential mortgage loans, additional risk of loss is presented by potential declines in the fair value of the collateral securing the loan.

Home equity loans and home equity lines of credit generally share the same risks as those applicable to residential mortgage loans. However, to the extent that such loans represent junior liens, they are comparatively more susceptible to such risks given their subordinate position behind senior liens.

In addition to sharing similar risks as those presented by residential mortgage loans, risks relating to commercial mortgage loans also arise from comparatively larger loan balances to single borrowers or groups of related borrowers. Moreover, the repayment of such loans is typically dependent on the successful operation of an underlying real estate project and may be further threatened by adverse changes to demand and supply of commercial real estate as well as changes generally impacting overall business or economic conditions.

The risks presented by construction loans are generally considered to be greater than those attributable to residential and commercial mortgage loans. Risks from construction lending arise, in part, from the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost, including interest, of the project. The nature of these loans is such that they are comparatively more difficult to evaluate and monitor than permanent mortgage loans.

Commercial business loans are also considered to present a comparatively greater risk of loss due to the concentration of principal in a limited number of loans and/or borrowers and the effects of general economic conditions on the business. Commercial business loans may be secured by varying forms of collateral including, but not limited to, business equipment, receivables, inventory and other business assets which may not provide an adequate source of repayment of the outstanding loan balance in the event of borrower default. Moreover, the repayment of commercial business loans is primarily dependent on the successful operation of the underlying business which may be threatened by adverse changes to the demand for the business’ products and/or services as well as the overall efficiency and effectiveness of the business’ operations and infrastructure.

Finally, our unsecured consumer loans generally have shorter terms and higher interest rates than other forms of lending but generally involve more credit risk due to the lack of collateral to secure the loan in the event of borrower default. Consumer loan repayment is dependent on the borrower’s continuing financial stability, and therefore is more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. By contrast, our consumer loans also include account loans that are fully secured by the borrower’s deposit accounts and generally present nominal risk to Kearny Bank.

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

In regard to historical loss factors, our allowance for loan loss calculation calls for an analysis of historical charge-offs and recoveries for each of the defined segments within the loan portfolio. We currently utilize a two-year moving average of annual net charge-off rates (charge-offs net of recoveries) by loan segment, where available, to calculate our actual, historical loss experience. The outstanding principal balance of the non-impaired portion of each loan segment is multiplied by the applicable historical loss factor to estimate the level of probable losses based upon our historical loss experience.

As noted, the second tier of our allowance for loan loss calculation also utilizes environmental loss factors to estimate the probable losses within the loan portfolio. Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio. Such risk criteria have traditionally considered the level of and trends in nonperforming loans; the effects of changes in credit policy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations and changes in local and regional real estate values. During fiscal 2014, the environmental factors we utilized in our allowance for loan loss calculation were expanded to include changes in the nature, volume and terms of loans, changes in the quality of loan review systems and resources and the effects of regulatory, legal and other external factors.

For each category of the loan portfolio, a level of risk, developed from a number of internal and external resources, is assigned to each of the qualitative criteria utilizing a scale ranging from zero (negligible risk) to 15 (high risk) , with higher values potentially ascribed to exceptional levels of risk that exceed the standard range, as appropriate. The sum of the risk values, expressed as a whole number, is multiplied by 0.01% to arrive at an overall environmental loss factor, expressed in basis points, for each loan category.

Prior to fiscal 2012, the aggregate outstanding principal balance of the non-impaired loans within each loan category was simply multiplied by the applicable environmental loss factor, as described above, to estimate the level of probable losses based upon the qualitative risk criteria. To more closely align our ALLL calculation methodology to that of other institutions regulated by the OCC, we modified our ALLL calculation methodology during fiscal 2012 to explicitly incorporate our existing credit-rating classification system into the calculation of environmental loss factors by loan type.

To do so, we implemented the use of risk-rating classification “weights” into our calculation of environmental loss factors during 2012. Our existing risk-rating classification system ascribes a numerical rating of “1” through “9” to each loan within the portfolio. The ratings “5” through “9” represent the numerical equivalents of the traditional loan classifications “Watch”, “Special Mention”, “Substandard”, “Doubtful” and “Loss”, respectively, while lower ratings, “1” through “4”, represent risk-ratings within the least risky “Pass” category. The environmental loss factor applicable to each non-impaired loan within a category, as described above, is “weighted” by a multiplier based upon the loan’s risk-rating classification. Within any single loan category, a “higher” environmental loss factor is now ascribed to those loans with comparatively higher risk-rating classifications resulting in a proportionately greater ALLL requirement attributable to such loans compared to the comparatively lower risk-rated loans within that category.

In evaluating the impact of the level and trends in nonperforming loans on environmental loss factors, we first broadly consider the occurrence and overall magnitude of prior losses recognized on such loans over an extended period of time. For this purpose, losses are considered to include both charge offs as well as loan impairments for which valuation allowances have been recognized through provisions to the allowance for loan losses, but have not yet been charged off. To the extent that prior losses have generally been recognized on nonperforming loans within a category, a basis is established to recognize existing losses on loans collectively evaluated for impairment based upon the current levels of nonperforming loans within that category. Conversely, the absence of material prior losses attributable to delinquent or nonperforming loans within a category may significantly diminish, or even preclude, the consideration of the level of nonperforming loans in the calculation of the environmental loss factors attributable to that category of loans.

Once the basis for considering the level of nonperforming loans on environmental loss factors is established, we then consider the current dollar amount of nonperforming loans by loan type in relation to the total outstanding balance of loans within the category. A greater portion of nonperforming loans within a category in relation to the total suggests a comparatively greater level of risk and expected loss within that loan category and vice-versa.

In addition to considering the current level of nonperforming loans in relation to the total outstanding balance for each category, we also consider the degree to which those levels have changed from period to period. A significant and sustained increase in nonperforming loans over a 12-24 month period suggests a growing level of expected loss within that loan category and vice-versa.

As noted above, we consider these factors in a qualitative, rather than quantitative fashion when ascribing the risk value, as described above, to the level and trends of nonperforming loans that is applicable to a particular loan category. As with all environmental loss factors, the risk value assigned ultimately reflects our best judgment as to the level of expected losses on loans collectively evaluated for impairment.

The sum of the probable and estimable loan losses calculated through the first and second tiers of the loss measurement processes as described above, represents the total targeted balance for our allowance for loan losses at the end of a fiscal period. As noted earlier, we established all additional valuation allowances in the fiscal period during which additional individually identified loan impairments and additional estimated losses on loans collectively evaluated for impairment are identified. We adjust our balance of valuation allowances through the provision for loan losses as required to ensure that the balance of the allowance for loan losses reflects all probable and estimable loans losses at the close of the fiscal period. Notwithstanding calculation methodology and the noted distinction between valuation allowances established on loans collectively versus individually evaluated for impairment, our entire allowance for loan losses is available to cover all charge-offs that arise from the loan portfolio.

Although we believe that our allowance for loans losses is established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary.

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated.

	For the Years Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Allowance balance (at beginning of period)	$10,896	$10,117	$11,767	$8,561	$6,434

Provision for loan losses	3,381	4,464	5,750	4,628	2,616

Charge-offs:
One- to four-family mortgage	1,202	2,272	6,398	931	202
Home equity loan	47	221	135	7	16
Commercial mortgage	44	1,042	483	—	322
Commercial business	1,170	182	349	5	—
Construction	—	9	106	492	—
Other	30	2	9	7	1

Total charge-offs	2,493	3,728	7,480	1,442	541

Recoveries:
One- to four-family mortgage	67	15	6	6	10
Home equity loan	2	10	2	—	—
Commercial mortgage	525	—	37	2	42
Commercial business	9	18	—	11	—
Construction	—	—	33	—	—
Other	—	—	2	1	—

Total recoveries	603	43	80	20	52

Net (charge-offs) recoveries	(1,890)	(3,685)	(7,400)	(1,422)	(489)

Allowance balance (at end of period)	$12,387	$10,896	$10,117	$11,767	$8,561

Total loans outstanding	$1,742,868	$1,361,718	$1,285,890	$1,269,372	$1,013,149

Average loans outstanding	$1,548,746	$1,309,085	$1,250,307	$1,172,576	$1,030,287

Allowance for loan losses as a percent of total loans outstanding	0.71%	0.80%	0.79%	0.93%	0.84%

Net loan charge-offs as a percent of average loans outstanding	0.12%	0.28%	0.59%	0.12%	0.05%

Allowance for loan losses to non-performing loans	48.96%	35.24%	30.20%	33.65%	39.70%

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

	At June 30,
	2014		2013		2012		2011		2010
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in Thousands)
At end of period allocated to:
Real estate mortgage:
One- to four-family	$2,729	33.31%	$3,660	36.77%	$4,572	43.77%	$6,644	48.13%	$4,302	65.52%
Commercial	7,737	56.44	5,359	48.97	3,443	37.71	3,336	30.23	3,315	20.04
Commercial business	1,284	3.86	1,218	5.19	1,310	6.88	880	8.27	108	1.42
Consumer:
Home equity loans	460	4.34	490	5.93	447	7.45	322	8.78	313	10.03
Home equity lines of credit	88	1.38	76	1.95	54	2.30	49	2.59	34	1.12
Other	22	0.25	12	0.32	14	0.31	14	0.30	13	0.42
Construction	67	0.42	81	0.87	277	1.58	289	1.70	245	1.45

	12,387		10,896		10,117		11,534		8,330
Unallocated	—		—		—		233		231

Total	$12,387	100.00%	$10,896	100.00%	$10,117	100.00%	$11,767	100.00%	$8,561	100.00%

The following table sets forth the allocation of the allowance for loan losses by loan category and segment within each valuation allowance category at the dates indicated. The valuation allowance categories presented reflect the allowance for loan loss calculation methodology in effect at the time.

	At June 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Valuation allowance for loans individually evaluated for impairment:
Real estate mortgage:
One- to four-family	$528	$697	$1,240	$4,061	$2,433
Commercial	569	514	667	1,503	1,771
Commercial business	444	757	776	692	5
Consumer:
Home equity loans	132	110	127	—	—
Home equity lines of credit	—	—	—	—	—
Other	—	—	—	—	—
Construction	—	—	—	105	106

Total valuation allowance	1,673	2,078	2,810	6,361	4,315

Valuation allowance for loans collectively evaluated for impairment:
Historical loss factors	2,058	2,439	2,288	738	199

Environmental loss factors:
Real estate mortgage:
One- to four-family	1,175	1,278	1,502	2,160	1,784
Multi-family and commercial	6,717	4,292	2,776	1,658	1,443
Commercial business	374	407	316	186	103
Consumer:
Home equity loans	229	239	258	312	305
Home equity lines of credit	88	76	54	49	34
Other	8	6	8	8	8
Construction	65	81	105	62	139

Total environmental loss factors	8,656	6,379	5,019	4,435	3,816

Total (Factors based)	10,714	8,818	7,307	5,173	4,015

Unallocated general valuation allowance	—	—	—	233	231

Total allowance for loan losses	$12,387	$10,896	$10,117	$11,767	$8,561

During the year ended June 30, 2014, the balance of the allowance for loan losses increased by approximately $1.5 million to $12.4 million or 0.71% of total loans at June 30, 2014 from $10.9 million or 0.80% of total loans at June 30, 2013. The increase resulted from provisions of $3.4 million during the year ended June 30, 2014 that were partially offset by charge-offs, net of recoveries, totaling $1.9 million.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans decreased by $405,000 to $1.7 million at June 30, 2014 from $2.1 million at June 30, 2013. The balance at June 30, 2014 reflected the allowance for impairment identified on $4.6 million of impaired loans while an additional $32.6 million of impaired loans had no allowance for impairment as of that date. By comparison, the balance of the allowance at June 30, 2013 reflected the impairment identified on $4.7 million of impaired loans while an additional $34.9 million of impaired loans had no impairment as of that date. The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $1.9 million to $10.7 million at June 30, 2014 from $8.8 million at June 30, 2013. The increase in valuation was partly attributable to a $383.5 million increase in the aggregate outstanding balance of loans collectively evaluated for impairment to $1.71 billion at June 30, 2014 from $1.32 billion at June 30, 2013 as well as the ongoing reallocation of loans within the portfolio in favor of commercial loans against which we generally assign comparatively higher historical and environmental loss factors in our ALLL calculation. The increase in the allowance also reflected changes to certain environmental loss factors that were partially offset by decreases in historical loss factors.

Specifically, our loan portfolio experienced a net annualized average charge-off rate of 12 basis points during the year ended June 30, 2014 representing a decrease of 16 basis points from the 28 basis points of charge-offs reported for fiscal 2013. The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these charge offs on the average annualized historical charge off rates by loan segment over the two year look-back period used by that methodology. The effect of the decline in the aggregate charge-off rate during the current year more than offset the effect of the concurrent increase in the overall balance of the unimpaired portion of the loan portfolio noted above. Together, these factors resulted in a net decrease of $381,000 in the applicable portion of the allowance to $2.1 million as of June 30, 2014 compared to $2.4 million at June 30, 2013.

As noted earlier, the loans acquired from Atlas Bank on June 30, 2014 were recorded at their fair value on the date of acquisition. Such valuations reflected any estimated impairment for potential credit losses at that time. Consequently, the historical loss factors applied to such loans were initially set to zero at June 30, 2014. The level of historical loss factors attributable to all acquired loans, including those acquired from Atlas Bank, will be updated periodically to reflect any “post-acquisition” charge off activity in accordance with our allowance for loan loss calculation methodology.

Changes to environmental loss factors during the year ended June 30, 2014 generally reflected changes to estimated impairment attributable to three primary factors. First, we updated the loss factors applicable to loans originally acquired through our acquisition of Central Jersey Bank during fiscal 2011. All such loans were initially recorded at fair value at acquisition reflecting any impairment identified on such loans at that time. In general, the aggregate level of realized losses on the acquired impaired loans has not exceeded the level of impairment originally ascribed to the loans at the time of acquisition. However, during fiscal 2014 we have identified and recognized additional “post-acquisition” impairment and charge-offs attributable to acquired loans that were performing at the time of acquisition. We consider such losses in developing the environmental loss factors used to calculate the required allowance applicable to the non-impaired portion of our acquired loan portfolio. As such, during the year ended June 30, 2014, we modified the following environmental loss factors applicable to loans acquired during fiscal 2011:

• National and local economic trends and conditions: Increased the loss factors within the following loan segments to reflect the continued weakness in national and local economic conditions and the increase in related impairment that continues to be recognized over time since the loan segments were originally acquired at fair value:

•	All acquired loan segments: Increased (+3 bp) from “6” to “9”

• Changes in the value of underlying collateral: Increased the loss factors within the following loan segments to reflect the continued weakness in applicable real estate values coupled with the adverse effects of Hurricane Sandy on collateral values and the increase in related impairment that continues to be recognized over time since the loan segments were originally acquired at fair value:

•	All acquired loan segments: Increased (+3 bp) from “6” to “9”

• Level of and trends in nonperforming loans: Increased the loss factors within the following loan segments to reflect increases in the level of nonperforming loans and realized losses and the increase in related impairment that continues to be recognized over time since the loan segments were originally acquired at fair value.

•	Acquired SBA loan segments: Increased (+3 bp) from “12” to “15”

Given their original acquisition at fair value and limited portfolio seasoning through June 30, 2014, the environmental loss factors established for loans acquired through business combinations generally reflect a comparatively lower level of risk than those applicable to the remaining portfolio. As noted earlier, the loans acquired from Atlas Bank on June 30, 2014 were recorded at their fair value on the date of acquisition. Such valuations reflected any estimated impairment for potential credit losses at that time. Consequently, the environmental loss factors applied to such loans were initially set to zero at June 30, 2014. The level of environmental loss factors attributable to all acquired loans, including those acquired from Atlas Bank, will continue to be monitored and adjusted to reflect our best judgment as to the level of incurred “post- acquisition” impairment.

The second set of environmental loss factor changes during fiscal 2014 were primarily attributable to the significant growth in commercial mortgage loans reported during the year that necessitated changes to the applicable environmental loss factors including, but not limited to, the utilization of a new loss factor added during fiscal 2014:

• National and local economic trends and conditions: Reallocated a portion of the risk factor value attributable to accelerated growth in commercial mortgage loan segments to a new loss factor added to our framework of environmental loss factors during fiscal 2014 (see below).

•	Multi-family mortgage loans: Reallocated (-6 bp) from “15” to “9”

•	Nonresidential mortgage loans: Reallocated (-3 bp) from “15” to “12”

• Concentration of credit: Reallocated a portion of the risk factor value attributable to accelerated growth in commercial mortgage loan segments to a new loss factor added to our framework of environmental loss factors during fiscal 2014 (see below).

•	Multi-family mortgage loans: Reallocated (-3 bp) from “12” to “9”

•	Nonresidential mortgage loans: Reallocated (-3 bp) from “12” to “9”

• Changes in the nature, volume and terms of loans: Added new environmental loss factor during fiscal 2014 with factor values initially reallocated from existing risk factors (see above). Additional increases were also made to the risk factor values to reflect further accelerated growth in commercial mortgage loan segments.

•	Multi-family mortgage loans: Reallocated (+9 bp) from “0” to “9”

•	Nonresidential mortgage loans: Reallocated (+6 bp) from “0” to “6”

•	Multi-family mortgage loans: Increased (+6 bp) from “9” to “15”

•	Nonresidential mortgage loans: Increased (+3 bp) from “6” to “9”

The third set of environmental loss factor changes during fiscal 2014 generally reflected the modest improvement in national and local economic conditions as well as improvements in certain real estate collateral values and the resulting impact on the estimated impairment within the applicable “non-acquired” segments our loan portfolio:

• National and local economic trends and conditions: Decreased the loss factors within the following loan segments to reflect modest improvement in certain economic indicators. The improvement in such indicators generally suggests growing stability and/or improvement in national and location economic conditions that - while remaining weak – have recovered from their worst levels brought about by the global financial crisis of 2007-2008.

•	Residential mortgage loans: Decreased (-3 bp) from “9” to “6”

•	Home equity loans & lines of credit: Decreased (-3 bp) from “9” to “6”

•	Construction loans: Decreased (-3 bp) from “15” to “12”

•	Multi-family mortgage loans: Decreased (-3 bp) from “9” to “6”

•	Nonresidential mortgage loans: Decreased (-3 bp) from “12” to “9”

•	Commercial business loans: Decreased (-3 bp) from “15” to “12”

• Changes in collateral values: Decreased the loss factor within the following loan segment to reflect the improvement in real estate collateral values securing loans within the applicable segment.

•	Multi-family mortgage loans: Decreased (-3 bp) from “15” to “12”

In conjunction with the net changes to the outstanding balance of the applicable loans, the increase in the environmental loss factors during the year ended June 30, 2014 resulted in a net increase of $2.3 million in the applicable valuation allowances to $8.7 million at June 30, 2014 from $6.4 million at June 30, 2013.

The tables on the following pages present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at June 30, 2014, and June 30, 2013. Given their acquisition at fair value on June 30, 2014, loans acquired in conjunction with the Atlas Bank acquisition on June 30, 2014 were excluded from the ALLL calculation as of that date. Therefore, the historical and environmental loss factors applicable to the categories of loans denoted as “acquired in merger” below were applicable at June 30, 2014 to loans previously acquired in conjunction with our acquisition of Central Jersey during fiscal 2011.

Allowance for Loan Losses

Allocation of Loss Factors on Loans Collectively Evaluated for Impairment

at June 30, 2014

Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
Residential mortgage loans
Originated	0.03%	0.27%	0.30%
Purchased	2.56	0.75	3.31
Acquired in merger	3.25	0.30	3.55

Home equity loans
Originated	0.11	0.33	0.44
Acquired in merger	0.36	0.30	0.66

Home equity lines of credit
Originated	0.00	0.33	0.33
Acquired in merger	0.00	0.30	0.30

Construction loans
One- to four-family
Originated	0.09	0.69	0.78
Acquired in merger	0.00	0.30	0.30
Multi-family
Originated	0.00	0.69	0.69
Acquired in merger	0.00	0.30	0.30
Nonresidential
Originated	0.00	0.69	0.69
Acquired in merger	0.00	0.30	0.30

Commercial mortgage loans
Multi-family
Originated	0.00	0.72	0.72
Acquired in merger	0.00	0.30	0.30
Nonresidential
Originated	0.10	0.72	0.82
Acquired in merger	0.00	0.30	0.30

Commercial business loans
Secured (One- to four-family)
Originated	0.00	0.69	0.69
Acquired in merger	0.00	0.30	0.30
Secured (Other)
Originated	0.50	0.69	1.19
Purchased	1.19	0.36	1.55
Acquired in merger	0.06	0.30	0.36
Unsecured
Originated	0.00	0.54	0.54
Acquired in merger	0.00	0.21	0.21

Allowance for Loan Losses

Allocation of Loss Factors on Loans Collectively Evaluated for Impairment

at June 30, 2014 (continued)

Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
SBA 7A
Originated	0.00%	0.69%	0.69%
Acquired in merger	18.91	0.33	19.24
SBA Express
Originated	0.00	0.69	0.69
Acquired in merger	0.00	0.33	0.33
SBA Line of Credit
Originated	0.00	0.69	0.69
Acquired in merger	0.53	0.33	0.86

Other consumer loans (1)	—	—	—

(1)	We generally maintain an environmental loss factor of 0.21% on other consumer loans while historical loss factors range from 0.00% to 12.34% based on loan type. Resulting balances in the allowance for loan losses are immaterial and therefore excluded from the presentation.
(2)	“Base” environmental factors reported excluding the effect of “weights” attributable to internal credit-rating classification as follows: “Pass-1”: 70%, “Pass-2”: 80%, “Pass-3”: 90%, “Pass-4”: 100%, “Watch”: 200%, “Special Mention”: 400%, “Substandard”: 600%, “Doubtful”: 800%. (e.g. Environmental loss factor applicable to originated residential mortgage loan rated as “Substandard”: 0.27% X 600% = 1.62%).

Allowance for Loan Losses

Allocation of Loss Factors on Loans Collectively Evaluated for Impairment

at June 30, 2013

Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
Residential mortgage loans
Originated	0.09%	0.30%	0.39%
Purchased	2.78	0.75	3.53
Acquired in merger	1.62	0.24	1.86

Home equity loans
Originated	0.15	0.36	0.51
Acquired in merger	0.30	0.24	0.54

Home equity lines of credit
Originated	0.00	0.36	0.36
Acquired in merger	0.00	0.24	0.24

Construction loans
One- to four-family
Originated	0.00	0.72	0.72
Acquired in merger	0.00	0.24	0.24
Multi-family
Originated	0.00	0.72	0.72
Acquired in merger	0.00	0.24	0.24
Nonresidential
Originated	0.00	0.72	0.72
Acquired in merger	0.00	0.24	0.24

Commercial mortgage loans
Multi-family
Originated	0.00	0.72	0.72
Acquired in merger	0.00	0.24	0.24
Nonresidential
Originated	0.13	0.72	0.85
Acquired in merger	0.11	0.24	0.35

Commercial business loans
Secured (One- to four-family)
Originated	0.00	0.72	0.72
Acquired in merger	0.00	0.24	0.24
Secured (Other)
Originated	0.08	0.72	0.80
Acquired in merger	0.07	0.24	0.31
Unsecured
Originated	0.00	0.57	0.57
Acquired in merger	0.00	0.18	0.18

Allowance for Loan Losses

Allocation of Loss Factors on Loans Collectively Evaluated for Impairment

at June 30, 2013 (continued)

Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
SBA 7A
Originated	0.00%	0.72%	0.72%
Acquired in merger	1.58	0.24	1.82
SBA Express
Originated	0.00	0.72	0.72
Acquired in merger	0.00	0.24	0.24
SBA Line of Credit
Originated	0.00	0.72	0.72
Acquired in merger	0.00	0.24	0.24
SBA Other
Originated	0.00	0.72	0.72
Acquired in merger	0.00	0.24	0.24

Other consumer loans (1)	—	—	—

(1)	We generally maintain an environmental loss factor of 0.27% on other consumer loans while historical loss factors range from 0.00% to 100.00% based on loan type. Resulting balances in the allowance for loan losses are immaterial and therefore excluded from the presentation.
(2)	“Base” environmental factors reported excluding the effect of “weights” attributable to internal credit-rating classification as follows: “Pass-1”: 70%, “Pass-2”: 80%, “Pass-3”: 90%, “Pass-4”: 100%, “Watch”: 200%, “Special Mention”: 400%, “Substandard”: 600%, “Doubtful”: 800%. (e.g. Environmental loss factor applicable to originated residential mortgage loan rated as “Substandard”: 0.30% X 600% = 1.8%).

An overview of the balances and activity within the allowance for loan loss during prior fiscal years reflects the lagging detrimental effects on economic and market conditions that resulted from the 2008-2009 financial crisis which have continued to adversely impact credit quality within our loan portfolio since that time.

During the fiscal year ended June 30, 2013, the balance of the allowance for loan losses increased by approximately $779,000 to $10.9 million at June 30, 2013 from $10.1 million at June 30, 2012. The increase resulted from additional provisions of $4.5 million that were partially offset by net charge offs of $3.7 million during fiscal 2013. Valuation allowances attributable to impairment identified on individually evaluated loans decreased by $732,000 to $2.1 million at June 30, 2013 from $2.8 million at June 30, 2012. For those same comparative periods, valuation allowances on loans evaluated collectively for impairment increased by approximately $1.5 million to $8.8 million from $7.3 million reflecting the overall growth in the balance of non-impaired loans in the portfolio in conjunction with changes to the historical and environmental loss factors used in the allowance for loan loss calculation during the year.

During the fiscal year ended June 30, 2012, the balance of the allowance for loan losses decreased by approximately $1.7 million to $10.1 million at June 30, 2012 from $11.8 million at June 30, 2011. The decrease resulted from net charge-offs totaling $7.4 million that were partially offset by additional provisions of $5.8 million. As noted earlier, the net charge-offs reported during fiscal 2012 reflected changes to our loan classification and charge off practices that resulted in the accelerated charge off of approximately $4.2 million of confirmed expected losses for which valuation allowances had been previously established for identified impairments. Due partly to this change, valuation allowances attributable to impairment identified on individually evaluated loans decreased by $3.6 million to $2.8 million at June 30, 2012 from $6.4 million at June 30, 2011. For those same comparative periods, valuation allowances on loans evaluated collectively for impairment increased by approximately $2.1 million to $7.3 million from $5.2 million reflecting the overall growth in the balance of non-impaired loans in the portfolio in conjunction with changes to the historical and environmental loss factors used in the allowance for loan loss calculation during the year. As noted earlier, changes to environmental loss factors during fiscal 2012 included those arising from incorporating our credit-rating classification system into the calculation of environmental loss factors by loan type. Finally, the balance of the unallocated allowance was reduced to zero at June 30, 2012 from our prior balance of $233,000 at June 30, 2011.

The calculation of probable losses within a loan portfolio and the resulting allowance for loan losses is subject to estimates and assumptions that are susceptible to significant revisions as more information becomes available and as events or conditions effecting individual borrowers and the marketplace as a whole change over time. Future additions to the allowance for loan losses will likely be necessary if economic and market conditions do not improve in the future from those currently prevalent in the marketplace. In addition, the federal banking regulators, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The regulators may require the allowance for loan losses to be increased based on their review of information available at the time of the examination, which may negatively affect our earnings.

Securities Portfolio

Our deposits and borrowings have traditionally exceeded our outstanding balance of loans receivable. We have generally invested excess funds into investment securities with a historical emphasis on U.S. agency mortgage-backed securities and U.S. agency debentures. Such assets are a significant component of our investment portfolio at June 30, 2014 and are expected to remain so in the future. However, recent enhancements to our investment policies, strategies and infrastructure have enabled us to diversify the composition and allocation of our securities portfolio as described below.

At June 30, 2014, our securities portfolio totaled $1.36 billion and comprised 38.7% of our total assets. By comparison, at June 30, 2013, our securities portfolio totaled $1.39 billion and comprised 44.3% of our total assets.

The year-over-year net decrease in the securities portfolio totaled approximately $34.7 million which largely reflected security repayments and sales that were partially offset by security purchases during the year as well as the addition of securities with fair values totaling $26.9 million acquired in conjunction with the acquisition of Atlas Bank on June 30, 2014. The securities acquired from Atlas Bank included mortgage-backed securities, including pass-through securities and collateralized mortgage obligations, with fair values totaling $23.9 million as well as one corporate bond with a fair value of $3.0 million at June 30, 2014. All securities acquired from Atlas Bank were determined to be high-quality, investment grade securities with no “other-than-temporary” impairment.

The net decrease in the portfolio was partially offset by an increase in the fair value of the available for sale securities portfolio to an unrealized gain of $1.1 million at June 30, 2014 from an unrealized loss of $7.4 million at June 30, 2013.

The decrease in the dollar amount of the securities portfolio and its decline as a percentage of total assets from June 30, 2013 to June 30, 2014 reflects the stated goals and objectives of our business plan which continues to call for shifting the mix of our earning assets toward greater balances of loans and lesser balances of investment securities.

Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, and marketability and performance objectives. Our Chief Executive Officer, Chief Operating Officer, Chief Risk/Investment Officer and Chief Financial Officer are the executive management members of our Capital Markets

Committee (“CMC”) that are generally designated by the Board of Directors as the officers primarily responsible for securities portfolio management and all transactions require the approval of at least two of these designated officers. The Board of Directors is responsible for the oversight of the securities portfolio and the CMC’s activities relating thereto.

Federally-chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized for purchase under the investment policy approved by our Board of Directors include U.S. government and agency mortgage-backed securities (including U.S. agency commercial MBS), U.S. government and government agency debentures, municipal obligations (consisting of bank-qualified municipal bond obligations of state and local governments), corporate bonds, asset-backed securities and collateralized loan obligations. We also hold small balances of single-issuer trust preferred securities and non-agency mortgage-backed securities that were acquired through bank acquisitions, but generally do not purchase such securities for the portfolio. On a short-term basis, our investment policy authorizes investment in securities purchased under agreements to resell, federal funds, certificates of deposits of insured banks and savings institutions and Federal Home Loan Bank term deposits.

The carrying value of our mortgage-backed securities totaled $732.9 million at June 30, 2014 and comprised 54.0% of total investments and 20.9% of total assets as of that date. Mortgage-backed securities generally include mortgage pass-through securities and collateralized mortgage obligations which are typically issued with stated principal amounts and backed by pools of mortgage loans. Mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of non-agency corporate issuers) to pool and package mortgage loans into mortgage-backed securities. The cash flow and re-pricing characteristics of a mortgage pass-through security generally approximate those of the underlying mortgages. By comparison, the cash flow and re-pricing characteristics of collateralized mortgage obligations are determined by those assigned to an individual security, or “tranche”, within the terms of a larger investment vehicle which allocates cash flows to its component tranches based upon a predetermined structure as payments are received from the underlying mortgagors.

We generally invest in mortgage-backed securities issued by U.S. government agencies or government-sponsored entities, such as the Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of the costs of servicing and of their payment guarantees or credit enhancements which minimize the level of credit risk to the security holder.

In addition to our investments in agency mortgage-backed securities, we formerly had an investment in the AMF Ultra Short Mortgage Fund (“AMF Fund”), a mutual fund acquired during 2002 as the result of a merger, which invested primarily in agency and non-agency mortgage-backed securities of short duration. The housing and credit crises negatively impacted the market value of certain securities in the fund’s portfolio resulting in a continuing decline in the net asset value of this fund. Due to a continuing decline in the net asset value of the AMF Fund, we elected to withdraw our investment in the fund by invoking a redemption-in-kind option during fiscal 2009 in lieu of cash. The shares redeemed for cash and the shares redeemed for the underlying securities were initially written down to fair value as of the trade date. However, additional losses in the form of other-than-temporary impairments (“OTTI”) were recognized through earnings during fiscal 2009 and 2010 due to further declines in the value of the applicable non-agency securities.

During the year ended June 30, 2014, non-agency CMOs totaling $34,000 fell below our investment grade threshold triggering their sale resulting in sale losses totaling $6,000. Similar sales were executed during fiscal 2013 and fiscal 2012 for CMOs totaling $24,000 and $38,000, respectively, resulting in losses on sale of $6,000 and $6,000, respectively.

We acquired one additional non-agency CMO with a fair value of $210,000 in conjunction with the acquisition of Atlas Bank on June 30, 2014. The acquisition increased the aggregate number and carrying value of our non-agency CMOs to five and $264,000, respectively. Of these securities, three non-agency CMOs with carrying values of $31,200 were impaired at June 30, 2014, but maintained their credit-ratings at levels supporting our investment grade assessment with such ratings equaling “A” by Standard & Poor’s Financial Services (“S&P”) and/or “Baa2” by Moody’s Investor Service (“Moody’s”), where rated by those agencies.

The carrying value of our U.S. agency debt securities totaled $148.6 million at June 30, 2014 and comprised 10.9% of total investments and 4.2% of total assets as of that date. Such securities included $144.3 million of fixed-rate U.S. agency debentures as well as $4.2 million of securitized pools of loans issued and fully guaranteed by the SBA.

The carrying value of our securities representing obligations of state and political subdivisions totaled $98.8 million at June 30, 2014 and comprised 7.3% of total investments and 2.8% of total assets as of that date. Such securities include approximately $95.7 million of highly-rated, fixed-rate bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts. The portfolio also includes a nominal balance of non-rated municipal obligations totaling approximately $3.1 million comprising seven short-term, bond anticipation notes (“BANs”) issued by a total of four New Jersey municipalities with whom we also maintain or seek to maintain deposit relationships. At June 30, 2014, the fair value of each of our BANs equaled or exceeded their respective carrying values resulting in no reported impairment on those securities as of that date. Each of our impaired municipal obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding “A” or higher by S&P and/or “A1” or higher by Moody’s, where rated by those agencies. In the absence of such ratings, we rely upon our own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

The carrying value of our asset-backed securities totaled $87.3 million at June 30, 2014 and comprised 6.4% of total investments and 2.5% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees. The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle. Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans. Our securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” by S&P at June 30, 2014.

The outstanding balance of our collateralized loan obligations totaled $119.6 million at June 30, 2014 and comprised 8.8% of total investments and 3.4% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities comprised of securitized commercial loans to large, U.S. corporations. Our securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle. Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans. At June 30, 2014, each of our collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding “AA” or higher by S&P and/or “Aa2” or higher by Moody’s, where rated by those agencies.

The carrying value of our corporate bonds totaled $162.2 million at June 30, 2014 and comprised 12.0% of total investments and 4.6% of total assets as of that date. This category of securities is comprised entirely of floating-rate corporate debt obligations of large financial institutions. At June 30, 2014, each of our corporate bonds were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding “A-” or higher by S&P and/or “Baa1” or higher by Moody’s, where rated by those agencies.

The carrying value of our trust preferred securities totaled $7.8 million at June 30, 2014 and comprised less than 1.0% of total investments and total assets as of that date. The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities that were originally issued by four separate financial institutions. As a result of bank mergers involving the issuers of these securities, our five trust preferred securities currently represent the de-facto obligations of three separate financial institutions. At June 30, 2014, two of the securities at an amortized cost of $3.0 million were consistently rated by Moody’s and S&P above the thresholds that generally support our investment grade assessment, with such ratings equaling “BBB” by S&P and “Baa2” by Moody’s. The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JP Morgan Chase & Co. We also owned two trust preferred securities at an amortized cost of $4.9 million whose external credit ratings by both S&P and Moody’s fell below the thresholds that we normally associate with investment grade securities, with such ratings equaling “BB+” by S&P and “Ba1” by Moody’s. The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation. We hold one non-rated trust preferred security with a par value of $1.0 million representing a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc.

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

We do not currently use or maintain a trading account. Securities not classified as “held to maturity” are classified as “available for sale”. These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as adjustments to accumulated other comprehensive income, a separate component of equity. As of June 30, 2014, our held to maturity securities portfolio had a carrying value of $512.1 million or 37.7 % of our total securities with the remaining $845.1 million or 62.3% of securities classified as available for sale.

Other than mortgage-backed or debt securities issued or guaranteed by the U.S. government or its agencies, we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity at June 30, 2014. All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. We have determined that none of our securities with unrealized losses at June 30, 2014 are other than temporarily impaired as of that date.

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

During the years ended June 30, 2014, 2013 and 2012, proceeds from sales of securities available for sale totaled $170.9 million, $442.8 million and $51.3 million, which resulted in gross gains of $3.6 million, $10.6 million and $53,000 and gross losses of $2.1 million, $135,000, and $0, respectively. Proceeds from sale of securities held to maturity during the years ended June 30, 2014, 2013 and 2012 totaled $28,000, $18,000 and $32,000, with gross losses of $6,000, $6,000 and $6,000, respectively.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. Mortgage-backed securities include mortgage pass-through securities and collateralized mortgage obligations.

	At June 30,
	2014	2013	2012	2011	2010
	(In Thousands)
Debt Securities Available for Sale:
U.S. agency obligations	$4,205	$5,015	$5,889	$6,591	$3,942
Obligations of states and political subdivisions	26,773	25,307	—	30,635	18,955
Asset-backed securities	87,316	24,798	—	—	—
Collateralized loan obligations	119,572	78,486	—	—	—
Corporate bonds	162,234	159,192	—	—	—
Trust preferred securities	7,798	7,324	6,713	7,447	6,600

Total debt securities available for sale	407,898	300,122	12,602	44,673	29,497

Debt Securities Held to Maturity:
U.S. agency obligations	144,349	144,747	32,426	103,458	255,000
Obligations of states and political subdivisions	72,065	65,268	2,236	3,009	—

Total debt securities held to maturity	216,414	210,015	34,662	106,467	255,000

Mortgage-Backed Securities Available for Sale:
Government National Mortgage Association	3,276	6,333	11,690	13,581	15,628
Federal Home Loan Mortgage Corporation	231,910	299,833	460.509	390,448	273,704
Federal National Mortgage Association	201,827	474,486	757,905	656,218	414,123
Non-agency	210	—	—	—	—

Total mortgage-backed securities available for sale	437,223	780,652	1,230,104	1,060,247	703,455

Mortgage-Backed Securities Held to Maturity:
Government National Mortgage Association	9	—	—	—	—
Federal Home Loan Mortgage Corporation	303	120	158	212	267
Federal National Mortgage Association	295,292	100,889	786	930	1,123
Non-agency	54	105	146	203	310

Total mortgage-backed securities held to maturity	295,658	101,114	1,090	1,345	1,700

Total	$1,357,193	$1,391,903	$1,278,458	$1,212,732	$989,652

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2014. This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At June 30, 2014, securities with a carrying value of $152.6 million are callable within one year.

	At June 30, 2014
	One Year or Less		More Than One to Five Years		More Than Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Market Value
	(Dollars in Thousands)
U.S. agency obligations	$1,022	2.53%	$143,357	0.90%	$826	0.62%	$3,349	2.41%	$148,554	0.94%	$147,152
Obligations of states and political subdivisions	4,787	1.14%	2,752	1.22%	45,381	1.71%	45,918	2.30%	98,838	1.94%	97,298
Asset-backed securities	—	—%	—	—%	—	—%	87,316	1.08%	87,316	1.08%	87,316
Collateralized loan obligations	—	—%	—	—%	19,973	1.57%	99,599	1.97%	119,572	1.90%	119,572
Corporate bonds	—	—%	20,190	1.09%	142,044	1.21%	—	—%	162,234	1.19%	162,234
Trust preferred securities	—	—%	—	—%	—	—%	7,798	2.02%	7,798	2.02%	7,798
Mortgage-backed securities:
Residential pass-through:
Government National Mortgage Association	—	—%	61	8.65%	2,472	7.27%	752	7.84%	3,285	7.42%	3,285
Federal Home Loan Mortgage Corporation	—	—%	7,608	4.61%	39,871	3.00%	151,694	2.35%	199,173	2.57%	199,177
Federal National Mortgage Association	—	—%	10,547	4.33%	66,499	2.49%	189,017	3.13%	266,063	3.02%	266,120
Commercial pass-through:
Federal National Mortgage Association	—	—	—	—	180,752	2.56%	—	—	180,752	2.56%	178,783
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	—	—%	—	—%	—	—%	33,040	2.02%	33,040	2.02%	33,042
Federal National Mortgage Association	—	—%	—	—%	—	—%	50,304	1.84%	50,304	1.84%	50,334
Non-agency	—	—%	—	—%	—	—%	264	3.74%	264	3.74%	263

Total	$5,809	1.38%	$184,515	1.28%	$497,818	2.10%	$669,051	2.29%	$1,357,193	2.08%	$1,352,374

Sources of Funds

General. Retail deposits are our primary source of funds for lending and other investment purposes. In addition, we derive funds from loan and mortgage-backed securities principal repayments and proceeds from the maturities and calls of non-mortgage-backed securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Wholesale funding sources including, but not limited to, borrowings from the FHLB of New York, wholesale deposits and other short term-borrowings are also used to supplement the funding for loans and investments.

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

Deposits are obtained primarily from within New Jersey and New York through Kearny Bank’s network of retail branches. Traditional methods of advertising are used to attract new customers and deposits, including radio, print media, outdoor advertising, direct mail and inserts included with customer statements. Premiums or incentives for opening accounts are sometimes offered. One of our key retail products in recent years has been “Star Banking”, which bundles a number of banking services and products together for those customers with a checking account with direct deposit and combined deposits of $20,000 or more, including Internet banking, bill pay, telephone banking, reduced rates on home equity loans and a 15 basis point premium on certificates of deposit with a term of at least one year, excluding special promotions. We also offer “High Yield Checking” which is primarily designed to attract core deposits in the form of customers’ primary checking accounts through interest rate and fee reimbursement incentives to qualifying customers. The comparatively higher interest expense associated with the “High Yield Checking” product in relation to our other checking products is partially offset by the transaction fee income associated with the account.

We may also offer a 15 basis point premium on certificate of deposit accounts with a term of at least one year, excluding special promotions, to certificate of deposit accountholders that have $500,000 or more on deposit with Kearny Bank. Though certificates of deposit with non-standard maturities are popular in our market, we generally promote certificates of deposit with traditional maturities, including three and six months and one, two, three, four and five years. During the term of our non-standard 17-month and 29-month certificates of deposit, we offer customers a “one-time option” to “step up” the rate paid from the original rate set on the certificate to the current rate being offered by Kearny Bank for certificates of that particular maturity.

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

We also utilize “non-retail” deposits as an alternative source of wholesale funding to traditional borrowings such as FHLB advances. Such funds are generally used to manage our exposure to interest rate risk and liquidity risk in conjunction with our overall asset/liability management process. At June 30, 2014, the balance of our interest-bearing checking accounts includes a total of $213.5 million of brokered money market deposits acquired through Promontory’s IND program. The terms of the program generally establish a reciprocal commitment for Promontory to deliver and Kearny Bank to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million. Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions.

We also acquired a small portfolio of longer-term, brokered certificates of deposit during fiscal 2014 whose balances and weighted average remaining term to maturity totaled approximately $18.5 million and 7.0 years, respectively, at June 30, 2014. In combination with Promontory IND money market deposits noted above, Kearny Bank’s brokered deposits totaled $232.0 million, or 9.7% of deposits, at June 30, 2014.

During fiscal 2014, we began to utilize the QwickRate deposit listing service through which we have attracted “non-brokered” wholesale time deposits targeting institutional investors with a three-to-five year investment horizon. The balance of time deposits we acquired through the QwickRate listing during fiscal 2014 totaled $54.2 million at June 30, 2014 with such funds having a weighted average remaining term to maturity of 3.9 years. We generally prohibit the withdrawal of our listing service deposits prior to maturity.

Additional sources of non-retail deposits including, but not limited to, deposits acquired through listing services and other sources of brokered deposits, may be utilized in the future as additional, alternative sources of wholesale funding.

A large percentage of our deposits are in certificates of deposit, which represented 41.8% and 41.4% of total deposits at June 30, 2014 and June 30, 2013, respectively. Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed. At June 30, 2014 and June 30, 2013, certificates of deposit maturing within one year were $581.5 million and $646.6 million, respectively. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue.

At June 30, 2014, $476.6 million or 46.0% of our certificates of deposit were certificates of $100,000 or more compared to $389.1 million or 39.6% at June 30, 2013. The general level of market interest rates and money market conditions significantly influence deposit inflows and outflows. The effects of these factors are particularly pronounced on deposit accounts with larger balances. In particular, certificates of deposit with balances of $100,000 or greater are traditionally viewed as being a more volatile source of funding than comparatively lower balance certificates of deposit or non-maturity transaction accounts. In order to retain certificates of deposit with balances of $100,000 or more, we may have to pay a premium rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

The balance of deposits reported at June 30, 2014 included deposit balances with fair values totaling $86.1 million assumed in conjunction with the acquisition of Atlas Bank on June 30, 2014.

Deposit balances assumed from Atlas Bank included non-interest-bearing and interest-bearing accounts totaling $14.6 million and $71.5 million respectively with the latter comprising interest-bearing checking accounts, savings accounts and certificates of deposit totaling $2.8 million, $31.4 million and $37.3 million, respectively. Kearny Bank also recognized a core deposit intangible of $398,000 in conjunction with the acquisition of Atlas Bank’s non-maturity deposits.

The balance of certificates of deposit assumed by Kearny Bank in conjunction with the acquisition of Atlas Bank included $6.4 million of predominantly short-term time deposits acquired by Atlas Bank through the QwickRate deposit listing service. In combination with the balance of longer-term time deposits we acquired through our relationship with QwickRate, the aggregate balance of “non-brokered” listing service deposits totaled $60.6 million, or 2.4% of deposits, at June 30, 2014.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Years Ended June 30,
	2014			2013			2012
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in Thousands)
Non-interest-bearing demand	$196,490	8.30%	0.00%	$172,954	8.04%	0.00%	$145,458	6.78%	0.00%
Interest-bearing demand	722,999	30.53	0.52	494,625	23.00	0.37	454,166	21.19	0.59
Savings and club	473,917	20.01	0.16	445,470	20.72	0.20	414,560	19.34	0.33
Certificates of deposit	974,426	41.16	1.03	1,037,150	48.24	1.16	1,128,802	52.69	1.44

Total deposits	$2,367,832	100.00%	0.61%	$2,150,199	100.00%	0.69%	$2,142,986	100.00%	0.95%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2014	2013	2012
	(In Thousands)
Interest Rate
0.00-0.99%	$618,650	$544,763	$516,645
1.00-1.99%	299,387	313,361	389,408
2.00-2.99%	100,596	119,309	165,132
3.00-3.99%	18,582	4,028	12,409
4.00-4.99%	3	3	16,091
5.00-5.99%	—	—	5,242

Total	$1,037,218	$981,464	$1,104,927

The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of the date indicated.

At June 30, 2014
(In Thousands)
Maturity Period
Within three months	$89,734
Three through six months	57,948
Six through twelve months	77,313
Over twelve months	251,637

Total	$476,632

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2014.

	Amount Due
	Within One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Over Five Years	Total
	(In Thousands)
0.00-0.99%	$480,131	$120,354	$17,439	$564	$162	$—	$618,650
1.00-1.99%	70,319	19,924	54,537	88,146	66,461	—	299,387
2.00-2.99%	29,875	36,220	18,102	2,211	14,188	—	100,596
3.00-3.99%	1,215	10,903	—	—	—	6,464	18,582
4.00-4.99%	3	—	—	—	—	—	3

Total	$581,543	$187,401	$90,078	$90,921	$80,811	$6,464	$1,037,218

Borrowings. The sources of wholesale funding we utilize include borrowings in the form of advances from the FHLB of New York as well as other forms of borrowings. We generally use wholesale funding to manage our exposure to interest rate risk and liquidity risk in conjunction with our overall asset/liability management process. Toward that end, FHLB advances are primarily utilized to extend the duration of funding to partially offset the interest rate risk presented by our investment in longer-term fixed-rate loans and mortgage-backed securities. Extending the duration of funding may be achieved by simply utilizing fixed-rate borrowings with longer terms to maturity. Alternately, we may utilize derivatives such as interest rate swaps and caps in conjunction with either short-term fixed-rate or floating-rate borrowings to effectively extend the duration of those funding sources.

Advances from the FHLB are typically secured by our FHLB capital stock and certain investment securities as well as residential and multi-family mortgage loans that we choose to utilize as collateral for such borrowings. Additional information regarding our FHLB advances is included under Note 14 to the audited consolidated financial statements.

Short-term FHLB advances generally have original maturities of less than one year and include overnight borrowings which Kearny Bank typically utilizes to address short term funding needs as they arise. At June 30, 2014, we had a total of $320.0 million of short-term FHLB advances at a weighted average interest rate of 0.38%. Such advances included $300.0 million of 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. Based on this presumption, we utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for a period of five years. Short-term advances at June 30, 2014 also included $17.0 million of overnight borrowings from the FHLB drawn for daily liquidity management purposes.

Also included in short-term FHLB advances at June 30, 2014 was a fixed-rate advance with a fair value of $3.0 million assumed in conjunction with our acquisition of Atlas Bank on June 30, 2014. The advance had a coupon of 0.35% and matured in July 2014.

Long-term advances generally include term advances with original maturities of greater than one year. At June 30, 2014, our outstanding balance of long-term FHLB advances totaled $161.5 million. Such advances included $145.0 million of advances at a weighted average interest rate of 3.04% as well as a $765,000 amortizing advance at a rate of 4.94%.

Also included in long-term FHLB advances at June 30, 2014 were four FHLB advances with fair values totaling $15.7 million assumed in conjunction with our acquisition of Atlas Bank on June 30, 2014. Such advances had a weighted average coupon of 1.11% and a weighted average remaining term of 2.6 years.

Our FHLB advances mature as follows:

Maturing in Years Ending June 30,	(In Thousands)
2015	$320,000
2016	7,500
2017	3,000
2018	5,225
2021	765
2023	145,000

481,490
Fair value adjustments	29

Total	$481,519

Based upon the market value of investment securities and mortgage loans that are posted as collateral for FHLB advances at June 30, 2014, we are eligible to borrow up to an additional $327.2 million of advances from the FHLB as of that date. We are further authorized to post additional collateral in the form of other unencumbered investments securities and eligible mortgage loans that may expand our borrowing capacity with the FHLB up to 30% of our total assets. Additional borrowing capacity up to 50% of our total assets may be authorized with the approval of the FHLB’s Board of Directors or Executive Committee.

The balance of borrowings at June 30, 2014 also included overnight borrowings in the form of depositor sweep accounts totaling $30.7 million. Depositor sweep accounts are short-term borrowings representing funds that are withdrawn from a customer’s non-interest bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by Kearny Bank.

Interest Rate Derivatives and Hedging

We utilize derivative instruments in the form of interest rate swaps and caps to hedge our exposure to interest rate risk in conjunction with our overall asset/liability management process. In accordance with accounting requirements, we formally designate all of our hedging relationships as either fair value hedges, intended to offset the changes in the value of certain financial instruments due to movements in interest rates, or cash flow hedges, intended to offset changes in the cash flows of certain financial instruments due to movement in interest rates, and documents the strategy for undertaking the hedge transactions and its method of assessing ongoing effectiveness.

At June 30, 2014, our derivative instruments are comprised entirely of interest rate swaps and caps with total notional amounts of $425.0 million and $75.0 million, respectively with Wells Fargo Bank, N.A. serving as the counterparty to each of the transactions. These instruments are intended to manage the interest rate exposure relating to certain wholesale funding positions drawn at June 30, 2014.

Additional information regarding our use of interest rate derivatives and our hedging activities is presented in Note 1 and
Note 15 to the audited consolidated financial statements.

Subsidiary Activity

At June 30, 2014, Kearny Federal Savings Bank was the only wholly-owned operating subsidiary of Kearny Financial Corp. As of that date, Kearny Federal Savings Bank, had two wholly owned subsidiaries: KFS Financial Services, Inc. and CJB Investment Corp. KFS Financial Services, Inc. was

incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny Bank’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000. It is a service corporation subsidiary originally organized for selling insurance products to Kearny Bank customers and the general public through a third party networking arrangement.

During the year ended June 30, 2014, KFS Insurance Services, Inc. was created as a wholly owned subsidiary of KFS Financial Services, Inc. for the primary purpose of acquiring insurance agencies. Both KFS Financial Services Inc. and KFS Insurance Services, Inc. were considered inactive during the year ended June 30, 2014.

CJB Investment Corp. was acquired by Kearny Bank through our acquisition of Central Jersey Bancorp in November 2010. CJB Investment Corp was organized under New Jersey law as a New Jersey Investment Company and remained active through the three-year period ended June 30, 2014.

In addition to the subsidiaries noted above, Kearny Bank dissolved its wholly owned subsidiary KFS Investment Corp. during fiscal 2014 which had remained inactive during the two years ended June 30, 2012 and 2013 and through the date of its dissolution during the year ended June 30, 2014.

Personnel

As of June 30, 2014, we had 410 full-time employees and 64 part-time employees equating to a total of 442 full time equivalent (“FTE”) employees. The number of employees at June 30, 2014 includes 19 full-time employees employed by Atlas Bank as of that date. By comparison, at June 30, 2013, we had 398 full-time employees and 55 part-time employees equating to a total of 426 FTEs. Our employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

REGULATION

General

Kearny Bank and Kearny-Federal operate in a highly regulated industry. This regulation establishes a comprehensive framework of activities in which a savings and loan holding company and federal savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors. Set forth below is a brief description of certain laws that relate to the regulation of Kearny Bank and Kearny-Federal. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution and its holding company, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing savings and loan holding companies, could have a material adverse impact on Kearny-Federal, Kearny Bank and their operations. The adoption of regulations or the enactment of laws that restrict the operations of Kearny Bank and/or Kearny-Federal or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of Kearny Bank’s franchise, resulting in negative effects on the trading price of our common stock.

Regulation of Kearny Bank

General. As a federally-chartered savings bank with deposits insured by the FDIC, Kearny Bank is subject to extensive regulation by federal banking regulators. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses. The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. Federal savings banks are also subject to reserve requirements imposed by the Federal Reserve Board. Both state and federal law regulate a federal savings bank’s relationship with its depositors and borrowers, especially in such matters as the ownership of savings accounts and the form and content of Kearny Bank’s mortgage documents.

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

Kearny Bank must file reports with the OCC concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. The OCC regularly examines Kearny Bank and prepares reports to Kearny Bank’s Board of Directors on deficiencies, if any, found in its operations. The OCC has substantial discretion to take enforcement action with respect to an institution that fails to comply with applicable regulatory requirements or engages in violations of law or unsafe and unsound practices. Such actions can include, among others, the issuance of a cease and desist order, assessment of civil money penalties, removal of officers and directors and the appointment of a receiver or conservator. In addition, the FDIC has the authority to recommend to the Comptroller of the Currency to take enforcement action with respect to a particular federally-chartered savings bank and, if the Comptroller does not take action, the FDIC has authority to take such action under certain circumstances.

Federal Deposit Insurance. Kearny Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments. Assessments are based on an insured institution’s classification among four risk categories determined from their examination ratings and capital and other financial ratios. The institution is assigned to a category and the category determines its assessment rate, subject to certain specified risk adjustments. Insured institutions deemed to pose less risk to the deposit insurance fund pay lower assessments, while greater risk institutions pay higher assessments.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. Under the rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of deposits, which was the FDIC’s prior practice. The rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points, based on an institution’s risk classification and possible risk adjustments.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2014, the annualized FICO assessment was equal to 0.62 of a basis point of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by June 30, 2020. It is intended that insured institutions with assets of $10 billion or more will fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving the maximum ratio to the discretion of the FDIC. The FDIC has exercised that discretion by establishing a long-term goal of a fund ratio of 2.0%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Kearny Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Regulatory Capital Requirements. Under the OCC’s regulations, federal savings banks such as Kearny Bank are required to comply with minimum leverage capital requirements. For an institution not anticipating or experiencing significant growth and deemed by the OCC to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is 4.0%. Tier 1 capital is the sum of common stockholder’s equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

OCC regulations also require federal savings institutions to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to risk-weighted categories ranging from 0.0% to 200.0%. Institutions must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, subordinated debentures and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

Federal savings institutions must also meet a “tangible capital” standard of 1.5% of total adjusted assets. Tangible capital is generally defined as Tier 1 capital less intangible assets except for certain mortgage servicing rights.

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule to revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the international Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets the minimum leverage ratio for all institutions at a uniform 4% of total assets, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised. The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the bank organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The final rule becomes effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

In assessing an institution’s capital adequacy, the OCC considers not only these numeric factors but also qualitative risk factors and has authority to establish higher capital requirements for individual institutions as deemed necessary.

Prompt Corrective Regulatory Action. Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The OCC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status. These actions are in addition to other discretionary supervisory or enforcement actions that the OCC may take.

The recently adopted final rule that will increase regulatory capital requirements will adjust the prompt corrective action categories accordingly.

Dividend and Other Capital Distribution Limitations. Federal regulations impose various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends. A savings institution that is a subsidiary of a savings and loan holding company, such as Kearny Bank, must file notice with the Federal Reserve Board and an application or a notice with the OCC at least thirty days before making a capital distribution, such as paying a dividend to Kearny-Federal. A savings institution must file an application with the OCC for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OCC or applicable regulations. The Federal Reserve Board may disapprove a notice and the OCC may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation, enforcement action or agreement or condition imposed in connection with an application.

Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. In addition, the Dodd-Frank Act made failure to satisfy the qualified thrift lender test potentially subject to enforcement action as a violation of law. To meet the qualified thrift lender requirement, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to generally include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business and specified liquid assets up to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender in at least nine out of every twelve months.

A savings institution that fails the qualified thrift lender test and does not convert to a bank charter will generally be prohibited from: (1) engaging in any new activity not permissible for a national bank; (2) paying dividends not permissible under national bank regulations; and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. Its holding company would become regulated as a bank holding company rather than a savings and loan holding company. In addition, if the institution does not requalify under the qualified thrift lender test within three years after failing the test, the institution would be prohibited from making any investment or engaging in any activity not permissible for a national bank.

Transactions with Related Parties. Transactions between a savings institution (and, generally, its subsidiaries) and its related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of an institution is any company or entity that controls, is controlled by or is under common control with the institution. In a holding company context, the parent holding company and any companies which are controlled by such parent holding company are affiliates of the institution. Generally, Section 23A of the Federal Reserve Act limits the extent to which the institution or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. The term “covered transaction” includes an extension of credit, purchase of assets, issuance of a guarantee or letter of credit and similar transactions. In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements. The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to non-affiliates.

Kearny Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things and subject to certain exceptions, these provisions generally require that extensions of credit to insiders:

•	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Kearny Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Kearny Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Community Reinvestment Act. Under the CRA, every insured depository institution, including Kearny Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC to assess the depository institution’s record of meeting the credit needs of its community and to consider such record in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by Kearny Bank. The OCC may use an unsatisfactory CRA examination rating as the basis for the denial of an application. Kearny Bank received a “satisfactory” CRA rating in its most recent CRA examination.

Federal Home Loan Bank System. Kearny Bank is a member of the FHLB of New York, which is one of twelve regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

As a member, Kearny Bank is required to purchase and maintain stock in the FHLB of New York in specified amounts. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral and limiting total advances to a member.

The FHLB of New York may pay periodic dividends to members. These dividends are affected by factors such as the FHLB’s operating results and statutory responsibilities that may be imposed such as providing certain funding for affordable housing and interest subsidies on advances targeted for low- and moderate-income housing projects. The payment of such dividends or any particular amount cannot be assumed.

Other Laws and Regulations

Interest and other charges collected or contracted for by Kearny Bank are subject to state usury laws and federal laws concerning interest rates. Kearny Bank’s operations are also subject to federal laws (and their implementing regulations) applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Truth in Savings Act, prescribing disclosure and advertising requirements with respect to deposit accounts.

The operations of Kearny Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	USA PATRIOT Act, which requires institutions operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Regulation of Kearny-Federal

General. Kearny-Federal is a savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act. As a result of the Dodd-Frank Act, it is required to file reports with, and is be subject to regulation and examination by, the Federal Reserve Board, as successor to the OTS. Kearny-Federal must also obtain regulatory approval from the Federal Reserve Board before engaging in certain transactions, such as mergers with or acquisitions of other financial institutions. In addition, the Federal Reserve Board has enforcement authority over Kearny-Federal and any non-savings institution subsidiaries. This permits the Federal Reserve Board to restrict or prohibit activities that are determined to pose a serious risk to Kearny Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of Kearny-Federal.

The Federal Reserve Board has indicated that, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the Home Owners’ Loan Act, it intends to apply to savings and loan holding companies its supervisory approach to the supervision of bank holding companies. The stated objective of the Federal Reserve Board is to ensure the savings and loan holding company and its non-depository subsidiaries are effectively supervised, can serve as a source of strength for, and do not threaten the safety and soundness of, the subsidiary depository institutions. The Federal Reserve Board has generally adopted the substantive provisions of OTS regulations governing savings and loan holding companies on an interim final basis with certain modifications as discussed below.

Activities Restrictions. As a savings and loan holding company, Kearny-Federal is subject to statutory and regulatory restrictions on its business activities. The non-banking activities of Kearny-Federal and its non-savings institution subsidiaries is restricted to certain activities specified by the Federal Reserve Board regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987 and non-banking activities permissible for bank holding companies pursuant to Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act. Before engaging in any non-banking activity or acquiring a company engaged in any such activities, Kearny-Federal must file with the Federal Reserve Board either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition. Under the Dodd-Frank Act, a savings and loan holding company may only engage in activities authorized for financial holding companies if they meet all of the criteria to qualify as a financial holding company. Accordingly, the Federal Reserve Board will require savings and loan holding companies to elect to be treated as financial holding companies in order to engage in financial holding company activities. In order to make such an election, the savings and loan holding company and its depository institution subsidiaries must be well capitalized and well managed.

Mergers and Acquisitions. Kearny-Federal must obtain approval from the Federal Reserve Board before acquiring, directly or indirectly, more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation, or purchase of its assets. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application for Kearny-Federal to acquire control of a savings institution, the Federal Reserve Board would consider factors such as the financial and managerial resources and future prospects of Kearny-Federal and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Consolidated Capital Requirements. Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for bank and savings and loan holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. Instruments such as cumulative preferred stock and trust-preferred securities, which are currently includable as Tier 1 capital, by bank holding companies within certain limits will no longer be includable as Tier 1 capital, subject to certain grandfathering. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act’s directives as to holding company capital requirements. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

Source of Strength Doctrine. The Dodd-Frank Act also extended the “source of strength” doctrine, which has long applied to bank holding companies, to savings and loan holding companies as well. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial distress. Further, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has also applied to savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for consultation with a holding company’s Federal Reserve Board as to capital distributions in certain circumstances such as where our net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or our overall rate of earnings retention is inconsistent with our capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. In addition, a subsidiary savings institution of a savings and loan holding company must file prior notice with the Federal Reserve Board, and receive its nonobjection, as well as filing an application or notice with the OCC, and receiving OCC approval or nonobjection, before paying dividends to the parent savings and loan holding company. Federal Reserve Board guidance also provides for regulatory review of certain stock redemption and repurchase proposals by holding companies. These regulatory policies could affect the ability of Kearny-Federal to pay dividends, engage in stock redemptions or repurchases or otherwise engage in capital distributions.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or as otherwise defined by the Federal Reserve Board. Under the Change in Bank Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control is then subject to regulation as a savings and loan holding company.

Item 1A. Risk Factors

The following is a summary of what management currently believes to be the material risks related to an investment in the Company’s securities.

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

From an interest rate risk perspective, we have generally been liability sensitive, which indicates that liabilities generally re-price faster than assets.

In response to negative economic developments, the Federal Reserve Board’s Open Market Committee steadily reduced its federal funds rate target from 5.25% in September 2007 to between 0.00% and 0.25% currently, which has had the effect of reducing our cost of funds. Given our historic liability sensitivity, the decline in our cost of funds initially outpaced the decline in yield on our earning assets thereby having a positive impact on our net interest rate spread and net interest margin during the years preceding fiscal 2012. However, from fiscal 2012 through fiscal 2014, the rate of reduction in our cost of interest-bearing liabilities slowed in relation to the continuing decline in the yield on our interest-earning assets. Consequently, our net interest rate spread decreased by two basis points to 2.32% for the year ended June 30, 2014 from 2.34% for the year ended June 30, 2013. Our net interest margin declined six basis points to 2.44% for the year ended June 30, 2014 from 2.50% for the year ended June 30, 2013. Our net interest spread declined 12 basis points during fiscal 2013 from 2.46% for the preceding fiscal year ended June 30, 2012. Our net interest margin declined an additional 15 basis points during fiscal 2013 from 2.65% for the preceding fiscal year ended June 30, 2012.

We continue to be at risk of additional reductions in our net interest rate spread and net interest margin resulting from further declines in our yield on interest-earning assets that may outpace any subsequent reductions in our cost of funds. In particular, our ability to further reduce the cost of our interest-bearing deposits is increasingly limited given that most deposit offering rates are already well below 1.00% at June 30, 2014. Moreover, our liability sensitivity may adversely affect net income in the future when market interest rates ultimately increase from historical lows and our cost of interest-bearing liabilities rises faster than our yield on interest-earning assets.

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

Changes in market interest rates could also reduce the value of our interest-earning assets including, but not limited to, our securities portfolio. In particular, the unrealized gains and losses on securities available for sale are reported, net of tax, in accumulated other comprehensive income which is a component of stockholders’ equity. As such, declines in the fair value of such securities resulting from increases in market interest rates may adversely affect stockholders’ equity.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the required amount of the allowance for loan losses, we evaluate certain loans individually and establish loan loss allowances for specifically identified impairments. For all non-impaired loans, including those not individually reviewed, we estimate losses and establish loan loss allowances based upon historical and environmental loss factors. If the assumptions used in our calculation methodology are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. While our allowance for loan losses was 0.71% of total loans at June 30, 2014, significant additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

A significant portion of our assets consists of investment securities, which generally have lower yields than loans, and we classify a significant portion of our investment securities as available for sale which creates potential volatility in our equity and may have an adverse impact on our net income.

As of June 30, 2014, our securities portfolio, which includes mortgage-backed securities and collateralized mortgage obligations, totaled $1.36 billion, or 38.7% of our total assets. Investment securities typically have lower yields than loans. For fiscal 2014, the weighted average yield of our investment securities portfolio was 2.08% as compared to 4.31% for our loan portfolio. Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets had been invested in loans. Additionally, $845.1 million, or 62.3% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income which affects our reported equity. Accordingly, given the significant size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

Our increased commercial lending exposes us to additional risk.

Our commercial loans increased to 60.3% of total loans at June 30, 2014 from 21.5% of total loans at June 30, 2010. Our commercial lending operations include commercial mortgages, multi-family loans and other non-residential mortgage loans. We intend to continue increasing our commercial lending as part of our planned transition from a traditional thrift to a full-service community bank. We have also increased our commercial lending staff and are seeking additional commercial lenders to help grow the commercial loan portfolio. Our increased commercial lending, however, exposes us to greater risks than one- to four-family residential lending. Unlike single-family, owner-occupied residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and are secured by real property whose value tends to be more easily ascertainable and realizable, the repayment of commercial loans typically is dependent on the successful operation and income stream of the borrower, which can be significantly affected by economic conditions, and are secured, if at all, by collateral that is more difficult to value or sell or by collateral which may depreciate in value. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family mortgage loans, which increases the financial impact of a borrower’s default.

Our loan portfolio contains a significant portion of loans that are unseasoned. It is difficult to evaluate the future performance of unseasoned loans.

Our net loan portfolio has grown to $1.73 billion at June 30, 2014, from $1.00 billion at June 30, 2010. A portion of this increase is due to increases in commercial real estate and commercial business loans resulting from originations and from purchases of and participations in loans originated by other financial institutions. It is difficult to assess the future performance of these loans recently added to our portfolio because our relatively limited experience with such loans does not provide us with a significant payment history from which to evaluate future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

Because we intend to continue to increase our commercial business loan originations, our credit risk will increase.

We intend to increase our originations of commercial business loans, including C&I and SBA loans, which generally have more risk than one- to four-family residential mortgage loans. Since repayment of commercial business loans may depend on the successful operation of the borrower’s business, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings. Additionally, Kearny Bank historically has not had a significant portfolio of commercial business loans.

Kearny Bank’s reliance on brokered deposits could adversely affect its liquidity and operating results.

Among other sources of funds, Kearny Bank relies on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. On June 30, 2014, brokered deposits totaled $232.0 million, or approximately 9.7% of total deposits. Kearny Bank’s primary source for brokered money market deposits is the Promontory Interfinancial Network’s (“Promontory”) Insured Network Deposits (“IND”), a brokered deposit network that is sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions. Our Promontory IND deposits totaled $213.5 million at June 30, 2014. These funds were augmented by a small portfolio of longer-term, brokered certificates of deposit acquired during fiscal 2014 which totaled approximately $18.5 million at June 30, 2014.

Generally brokered deposits may not be as stable as other types of deposits. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Paying higher deposit rates to maintain or replace brokered deposits would adversely affect our net interest margin and operating results.

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

At June 30, 2014, we had investment securities with fair values of approximately $1.35 billion on which we had approximately $14.3 million in gross unrealized losses. All unrealized losses on investment securities at June 30, 2014 represented temporary impairments of value. However, if changes in the expected cash flows of these securities and/or prolonged price declines result in our concluding in future periods that the impairment of these securities is other than temporary, we will be required to record an impairment charge against income equal to the credit-related impairment.

Our investments in corporate and municipal debt securities and collateralized loan obligations expose us to additional credit risks.

The composition and allocation of our investment portfolio has historically emphasized U.S. agency mortgage-backed securities and U.S. agency debentures. While such assets remain a significant component of our investment portfolio at June 30, 2014, recent enhancements to our investment policies, strategies and infrastructure have enabled us to diversify the composition and allocation of our securities portfolio. Such diversification has included investing in bank-qualified municipal obligations, bonds issued by financial institutions and collateralized loan obligations. Unlike U.S. agency securities, the municipal and corporate debt securities acquired are backed only by the credit of their issuers while investments in collateralized loan obligations generally rely on the structural characteristics of an individual tranche within a larger investment vehicle to protect the investor from credit losses arising from borrowers defaulting on the underlying securitized loans.

While we have invested primarily in investment grade securities, these securities are not backed by the federal government and expose us to a greater degree of credit risk than U.S. agency securities. Any decline in the credit quality of these securities exposes us to the risk that the market value of the securities could decrease which may require us to write down their value and could lead to a possible default in payment.

We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings would decrease.

At June 30, 2014, we had approximately $109.4 million in intangible assets on our balance sheet comprising $108.6 million of goodwill and $790,000 of core deposit intangibles. We are required to periodically test our goodwill and identifiable intangible assets for impairment. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but recognition of such an impairment loss could significantly restrict Kearny Bank’s ability to make dividend payments to the parent company and Kearny-Federal’s ability to pay dividends to stockholders.

Recently enacted financial reform legislation could substantially increase our compliance burden and costs and necessitate changes in the conduct of our business.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is having a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act are being implemented over time. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear and may not be known for many years. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the following provisions of the Dodd-Frank Act, among others, are impacting our operations and activities, both currently and prospectively:

•	elimination of the OTS as our primary federal regulator, which requires us to continue adapting to a new regulatory regime;

•	weakening of federal preemption standards applicable to Kearny Bank, which exposes us to additional state regulation;

•	changes in methodologies for calculating deposit insurance premiums and increases in required deposit insurance fund reserve levels, which could increase our deposit insurance expense;

•	application of regulatory capital requirements to Kearny-Federal; and

•	imposition of comprehensive, new consumer protection requirements, which could substantially increase our compliance burden and potentially expose us to new liabilities.

Further, we may be required to invest significant management attention and resources to evaluate and continue to make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Strong competition within our market area may limit our growth and profitability.

Competition is intense within the banking and financial services industry in New Jersey and New York. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources, higher lending limits and offer services that we do not or cannot provide. This competition makes it more difficult for us to originate new loans and retain and attract new deposits. Price competition for loans may result in originating fewer loans, or earning less on our loans and price competition for deposits may result in a reduction of our deposit base or paying more on our deposits.

Our business is geographically concentrated in New Jersey and New York and a downturn in economic conditions within the region could adversely affect our profitability.

A substantial majority of our loans are to individuals and businesses in New Jersey and New York. The decline in the economy of the region could continue to have an adverse impact on our earnings. We have a significant amount of real estate mortgages, such that continuing decreases in local real estate values may adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which may adversely influence our profitability.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

The federal banking agencies have recently adopted proposals that when effective will substantially amend the regulatory risk-based capital rules applicable to Kearny-Federal and Kearny Bank. The amendments implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules will apply regulatory capital requirements to Kearny-Federal. The amended rules include new minimum risk-based capital and leverage ratios, which will become effective in January 2015 with certain requirements to be phased in beginning in 2016, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios.

The new minimum capital level requirements applicable to Kearny Bank would include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The amended rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Basel III changes and other regulatory capital requirements will result in generally higher regulatory capital standards. However, it is difficult at this time to predict the precise effect on us. The application of more stringent capital requirements to Kearny-Federal and Kearny Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could further limit our ability to make distributions, including paying out dividends or buying back shares.

A natural disaster could harm our business.

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

Acts of terrorism and other external events could impact our ability to conduct business.

Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the metropolitan New York area and northern New Jersey remain central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside Kearny-Federal, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

We could be adversely affected by failure in our internal controls.

A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us. We continue to devote a significant amount of effort, time and resources to continually strengthening our controls and ensuring compliance with complex accounting standards and banking regulations.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the effect of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from security breaches.

In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

Acquisitions may disrupt our business and dilute stockholder value.

We regularly evaluate merger and acquisition opportunities with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services.

Future acquisitions of other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality problems of the target company;

•	potential volatility in reported income associated with goodwill impairment losses;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	possible loss of key employees and customers of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

Our inability to achieve profitability on new branches may negatively affect our earnings.

We have expanded our presence throughout our market area and we intend to pursue further expansion through de novo branching or the purchase of branches from other financial institutions. The profitability of our expansion strategy will depend on whether the income that we generate from the new branches will offset the increased expenses resulting from operating these branches. We expect that it may take a period of time before these branches can become profitable, especially in areas in which we do not have an established presence. During this period, the expense of operating these branches may negatively affect our net income.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company and the Bank conduct business from their administrative headquarters at 120 Passaic Avenue in Fairfield, New Jersey and 42 branch offices located in Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic and Union counties, New Jersey and Kings and Richmond counties, New York. Eighteen of our offices are leased with remaining terms between one and fifteen years. At June 30, 2014, our net investment in property and equipment totaled $40.1 million. The following table sets forth certain information relating to our properties as of June 30, 2014. The net book values reported include our investment in land, building and/or leasehold improvements by property location.

Office Location	Year Opened	Net Book Value as of June 30, 2014 (In Thousands)	Square Footage	Owned/ Leased
Executive Office:
120 Passaic Avenue
Fairfield, New Jersey	2004	$10,203	53,000	Owned

Main Office:
614 Kearny Avenue
Kearny, New Jersey	1928	887	6,764	Owned

Branches:
425 Route 9 & Ocean Gate Drive
Bayville, New Jersey	1973	110	3,500	Leased

417 Bloomfield Avenue
Caldwell, New Jersey	1968	267	4,400	Owned

20 Willow Street
East Rutherford, New Jersey	1969	34	3,100	Owned

534 Harrison Avenue
Harrison, New Jersey	1995	611	3,000	Owned

1353 Ringwood Avenue
Haskell, New Jersey	1996	—	2,500	Leased

718B Buckingham Drive
Lakewood, New Jersey	2008	7	2,800	Leased

630 North Main Street
Lanoka Harbor, New Jersey	2005	1,911	3,200	Owned

307 Stuyvesant Avenue
Lyndhurst, New Jersey	1970	114	3,300	Owned

270 Ryders Lane
Milltown, New Jersey	1989	6	3,600	Leased

339 Main Road
Montville, New Jersey	1996	2	1,850	Leased

119 Paris Avenue
Northvale, New Jersey	1965	283	1,750	Owned

Office Location	Year Opened	Net Book Value as of June 30, 2014 (In Thousands)	Square Footage	Owned/ Leased
80 Ridge Road
North Arlington, New Jersey	1952	97	3,500	Owned

510 State Highway 34
Old Bridge Township, New Jersey	2002	842	2,400	Owned

207 Old Tappan Road
Old Tappan, New Jersey	1973	496	2,200	Owned

267 Changebridge Road
Pine Brook, New Jersey	1974	198	3,600	Owned

917 Route 23 South
Pompton Plains, New Jersey	2009	1,225	2,400	Leased

653 Westwood Avenue
River Vale, New Jersey	1965	645	1,600	Owned

252 Park Avenue
Rutherford, New Jersey	1974	1,456	1,984	Owned

520 Main Street
Spotswood, New Jersey	1979	210	2,400	Owned

130 Mountain Avenue
Springfield, New Jersey	1991	1,063	6,500	Owned

827 Fischer Boulevard
Toms River, New Jersey	1996	559	3,500	Owned

2100 Hooper Avenue
Toms River, New Jersey	2008	43	2,000	Leased

487 Pleasant Valley Way
West Orange, New Jersey	1971	125	3,000	Owned

216 Main Street
West Orange, New Jersey	1975	229	2,400	Owned

250 Valley Boulevard
Wood-Ridge, New Jersey	1957	1,432	9,500	Owned

661 Wyckoff Avenue
Wyckoff, New Jersey	2002	2,245	6,300	Owned

Central Jersey Division Branch Offices:

Administrative Offices & Branch
1903 Highway 35
Oakhurst, New Jersey	2008	407	15,200	Leased

301 Main Street
Allenhurst, New Jersey	2011	432	3,600	Leased

611 Main Street
Belmar, New Jersey	2002	19	3,200	Leased

Office Location	Year Opened	Net Book Value as of June 30, 2014 (In Thousands)	Square Footage	Owned/ Leased
501 Main Street
Bradley Beach, New Jersey	2001	733	3,100	Owned

700 Branch Avenue
Little Silver, New Jersey	2001	—	2,500	Leased

444 Ocean Boulevard North
Long Branch, New Jersey	2004	—	1,500	Leased

627 Second Avenue
Long Branch, New Jersey	1998	606	3,200	Owned

155 Main Street
Manasquan, New Jersey	1998	—	3,000	Leased

300 West Sylvania Avenue
Neptune City, New Jersey	2000	210	3,000	Leased

61 Main Street
Ocean Grove, New Jersey	2002	2	2,800	Leased

2201 Bridge Avenue
Point Pleasant, New Jersey	2001	24	3,500	Leased

700 Allaire Road
Spring Lake Heights, New Jersey	1999	—	2,500	Leased

2200 Highway 35
Wall Township, New Jersey	1997	941	5,000	Owned

Atlas Bank Division Branch Offices:
689 Fifth Avenue
Brooklyn, New York	1923	811	4,900	Owned

339 Sand Lane
Staten Island, New York	2009	121	1,985	Leased

Item 3. Legal Proceedings

We are, from time to time, party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2014, there were no lawsuits pending or known to be contemplated against us that would be expected to have a material effect on operations or income.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information. The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “KRNY”. The table below shows the reported high and low prices of the common stock and dividends paid per public share for each quarter during the last two fiscal years.

	High	Low	Dividends Paid
Fiscal Year 2014
Quarter ended June 30, 2014	$15.55	$12.97	$—
Quarter ended March 31, 2014	$15.49	$10.91	$—
Quarter ended December 31, 2013	$11.99	$10.10	$—
Quarter ended September 30, 2013	$11.05	$9.19	$—

Fiscal Year 2013
Quarter ended June 30, 2013	$10.56	$9.50	$—
Quarter ended March 31, 2013	$10.67	$9.63	$—
Quarter ended December 31, 2012	$9.92	$8.66	$—
Quarter ended September 30, 2012	$9.99	$9.40	$—

Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends are determined by the Board.

The Company’s ability to pay dividends at its historic rates has been dependent on the ability of Kearny MHC to waive receipt of dividends. In accordance with applicable policies of the OTS, Kearny MHC waived receipt of all or substantially all of the dividends declared by the Company through the quarter ended March 31, 2012. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Federal Reserve assumed jurisdiction over mutual holding company dividend waivers and imposed onerous new requirements on dividend waivers. Because the MHC was unable to obtain a waiver of these requirements, the Board of Directors elected to forego the declaration of a dividend in the fourth quarter of fiscal year 2012 and throughout fiscal 2013 and 2014. No assurances can be given as to the frequency or amount of future dividends, if any.

The Company’s ability to pay dividends may also depend on the receipt of dividends from the Bank, which is subject to a variety of limitations under federal banking regulations regarding the payment of dividends.

As of August 29, 2014 there were 3,291 registered holders of record of the Company’s common stock, plus approximately 2,026 beneficial (street name) owners.

(b) Use of Proceeds. Not applicable.

(c) Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2014.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2014	—	$—	—	708,040
May 1 – May 31, 2014	8,300	13.78	8,300	699,740
June 1 – June 30, 2014	—	—	—	699,740

Total	8,300	$13.78	8,300	699,740

*	On December 2, 2013, the Company announced the authorization of a stock repurchase program for up to 762,640 shares or 5% of shares outstanding.

Stock Performance Graph. The following stock performance graph compares the cumulative total shareholder return on the Company’s common stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Composite Index, (b) the cumulative total shareholder return on stocks included in the SNL Thrift $1 Billion - $5 Billion Index and (c) the cumulative total shareholder return on stocks included in the SNL Thrift MHC Index, in each case assuming an investment of $100.00 as of June 30, 2009. The cumulative total returns for the indices and the Company are computed assuming the reinvestment of dividends that were paid during the period. It is assumed that the investment in the Company’s common stock was made at the initial public offering price of $10.00 per share.

Index	6/30/09	6/30/10	6/30/11	6/30/12	6/30/13	6/30/14
Kearny Financial Corp.	$100	$82	$83	$90	$97	$140
NASDAQ Composite	100	116	154	165	195	255
SNL Thrift $1 B - $5 B Index	100	100	110	120	146	178
SNL Thrift MHC Index	100	109	102	103	132	176

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

	At June 30,
	2014	2013	2012	2011	2010
	(In Thousands)
Balance Sheet Data:
Assets	$3,510,009	$3,145,360	$2,937,006	$2,904,136	$2,339,813
Net loans receivable	1,729,084	1,349,975	1,274,119	1,256,584	1,005,152
Mortgage-backed securities available for sale	437,223	780,652	1,230,104	1,060,247	703,455
Mortgage-backed securities held to maturity	295,658	101,114	1,090	1,345	1,700
Debt securities available for sale	407,898	300,122	12,602	44,673	29,497
Debt securities held to maturity	216,414	210,015	34,662	106,467	255,000
Cash and cash equivalents	135,034	127,034	155,584	222,580	181,422
Goodwill	108,591	108,591	108,591	108,591	82,263
Deposits	2,479,941	2,370,508	2,171,797	2,149,353	1,623,562
Borrowings	512,257	287,695	249,777	247,642	210,000
Total stockholders’ equity	494,676	467,707	491,617	487,874	485,926

	For the Years Ended June 30,
	2014	2013	2012	2011	2010
	(In Thousands, Except Percentage and Per Share Amounts)
Summary of Operations:
Interest income	$95,819	$88,258	$98,549	$100,376	$93,108
Interest expense	21,998	22,001	28,369	32,216	36,321

Net interest income	73,821	66,257	70,180	68,160	56,787
Provision for loan losses	3,381	4,464	5,750	4,628	2,616

Net interest income after provision for loan losses	70,440	61,793	64,430	63,532	54,171
Non-interest income, excluding asset gains, losses and write downs	6,967	6,179	4,767	3,640	2,413
Non-interest income (loss) from asset gains, losses and write downs	1,156	10,209	(2,622)	1,207	291
Debt extinguishment expenses	—	8,688	—	—	—
Other non-interest expenses	64,158	60,737	58,721	56,242	45,100

Income before income taxes	14,405	8,756	7,854	12,137	11,775
Provisions for income taxes	4,217	2,250	2,776	4,286	4,963

Net income	$10,188	$6,506	$5,078	$7,851	$6,812

Share and Per Share Data:
Net income per share:
Basic	$0.16	$0.10	$0.08	$0.12	$0.10
Diluted	0.16	0.10	0.08	0.12	0.10
Weighted average number of common shares outstanding:
Basic	65,796	66,152	66,495	67,118	67,920
Diluted	65,836	66,152	66,495	67,118	67,920
Cash dividends per share (1)	$—	$—	$0.15	$0.20	$0.20
Dividend payout ratio (2)	—%	—%	54.60%	41.00%	53.70%

(1)	Excludes dividends waived by Kearny MHC.
(2)	Represents cash dividends paid divided by net income.

	At or For the Years Ended June 30,
	2014	2013	2012	2011	2010
Performance Ratios:
Return on average assets (net income divided by average total assets)	0.31%	0.22%	0.17%	0.29%	0.31%
Return on average equity (net income divided by average equity)	2.17	1.33	1.04	1.63	1.42
Net interest rate spread	2.32	2.34	2.46	2.56	2.45
Net interest margin	2.44	2.50	2.65	2.80	2.83
Average interest-earning assets to average interest-bearing liabilities	116.81	118.83	117.90	117.38	120.88
Efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income)	78.30	84.00	81.19	77.04	75.81
Non-interest expense to average assets	1.96	2.38	2.02	2.10	2.04
Asset Quality Ratios:
Non-performing loans to total loans	1.45	2.27	2.61	2.76	2.13
Non-performing assets to total assets	0.77	1.05	1.27	1.46	0.93
Net charge-offs to average loans outstanding	0.12	0.28	0.59	0.12	0.05
Allowance for loan losses to total loans	0.71	0.80	0.79	0.93	0.84
Allowance for loan losses to non-performing loans	48.96	35.24	30.20	33.65	39.70
Capital Ratios:
Average equity to average assets	14.29	16.70	16.75	17.94	21.66
Equity to assets at period end	14.09	14.87	16.74	16.80	20.77
Tangible equity to tangible assets at year end(1)	11.32	11.93	12.87	13.11	17.36

(1)	Tangible equity equals total stockholders’ equity reduced by goodwill, core deposit intangible assets, disallowed servicing assets and accumulated other comprehensive (loss) income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This discussion and analysis reflects Kearny Financial Corp.’s consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with the business and financial information regarding Kearny Financial Corp and the consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K.

Overview

Financial Condition. Total assets increased $364.6 million to $3.51 billion at June 30, 2014 from $3.15 billion at June 30, 2013. The increase was funded largely through growth in deposits and borrowings. The net growth in deposits was reflected in both non-interest bearing and interest-bearing deposits with the growth in the latter comprised of increases in savings accounts and certificates of deposit that were partially offset by a decline in interest-bearing checking. The growth in liabilities funded a net increase in earning assets reflecting growth in loans, non-mortgage-backed securities and other interest-earning assets that were partially offset by a decline in the balances of mortgage-backed securities.

We executed a series of balance sheet restructuring and wholesale growth transactions during the latter half of fiscal 2013 that resulted in both growth and diversification within the securities portfolio. Notwithstanding the near term effect of these transactions on the composition and allocation of our earning assets during fiscal 2013, it remains the long-term goal of our business plan to reallocate our balance sheet to reflect a greater percentage of earning assets in the loan portfolio while, in turn, reducing the relative size of the securities portfolio.

During fiscal 2014, loans receivable increased by $380.6 million to $1.74 billion, or 53.7% of earning assets, at June 30, 2014 from $1.36 billion or 47.1% of earning assets at June 30, 2013. For those same comparative periods, total securities decreased by $43.2 million to $1.36 billion, or 41.8% of earnings assets, at June 30, 2014 from $1.40 billion, or 48.4% of earning assets, at June 30, 2013.

Our business plan continues to call for increased origination of commercial loans with an emphasis on commercial mortgages, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans. During fiscal 2014, commercial loans grew by $313.5 million, or 42.5%, to $1.05 billion, or 60.3% of total loans, from $737.5 million, or 54.2% of total loans, at June 30, 2013. For those same comparative periods, one- to four-family mortgage loans, including first mortgages and home equity loans and lines of credit, increased by $72.2 million to $680.2 million, or 39.0% of total loans, from $608.1 million, or 44.7% of total loans.

The reported growth in loans for fiscal 2014 included loans with fair values totaling $78.7 million acquired in conjunction with the acquisition of Atlas Bank on June 30, 2014. The loans acquired from Atlas Bank primarily included one- to four-family and commercial mortgage loans totaling $72.8 million and $5.7 million, respectively, plus aggregate net deferred loan origination costs totaling $194,000 as of that date. Included in the loans acquired from Atlas Bank were four impaired residential mortgage loans whose aggregate carrying values at the time of acquisition totaled $742,000. We recognized no expectation for future credit losses in the valuation of the four impaired loans acquired from Atlas Bank.

We continued to diversify the composition and allocation of our securities portfolio during fiscal 2014. Non-mortgage-backed securities, including U.S. agency debentures, corporate bonds, single-issuer trust preferred securities, collateralized loan obligations, municipal obligations, and asset-backed securities increased to $624.3 million, or 46.0% of securities, at June 30, 2014 from $510.1 million, or 36.7% of securities, at June 30, 2013. For those same comparative periods, the balance of mortgage-backed securities, comprised primarily of U.S. government and agency pass-through securities and collateralized mortgage obligations, decreased by $148.9 million to $732.9 million, or 54.0% of securities, from $881.8 million, or 63.3% of securities.

The changes in the securities portfolio for fiscal 2014 included the addition of securities with fair values totaling $26.9 million acquired in conjunction with the acquisition of Atlas Bank on June 30, 2014. The securities acquired from Atlas Bank included mortgage-backed securities, including pass-through securities and collateralized mortgage obligations, with fair values totaling $23.9 million as well as one corporate bond with a fair value of $3.0 million at June 30, 2014. All securities acquired from Atlas Bank were determined to be high-quality, investment grade securities with no “other-than-temporary” impairment.

For the year ended June 30, 2014, our total deposits increased by $109.4 million to $2.48 billion from $2.37 billion at June 30, 2013. As noted above, the growth in deposits was partly reflected in the growth of non-interest-bearing deposits which increased by $33.1 million during fiscal 2014. The remaining deposit growth was reflected in interest-bearing deposits which increased by $76.3 million to $2.26 billion at June 30, 2014. For the year ended June 30, 2014, within interest-bearing deposits, the balance of savings accounts and certificates of deposit increased by $51.9 million and $55.8 million, respectively. This growth was partially offset by a $31.3 million decline in the balance of interest-bearing checking accounts.

A portion of the net growth in deposits reflected balances with fair values totaling $86.1 million assumed in conjunction with the acquisition of Atlas Bank on June 30, 2014. Deposit balances assumed from Atlas Bank included non-interest-bearing and interest-bearing accounts totaling $14.6 million and $71.5 million, respectively. In addition to the deposits assumed from Atlas Bank, a portion of the net growth in deposit balances from period to period reflected changes in the balances of “non-retail” deposits acquired through various wholesale channels.

The balance of borrowings increased by $224.6 million to $512.3 million at June 30, 2014 from $287.7 million at June 30, 2013. The increase in borrowings largely reflected utilization of additional FHLB term advances to fund a portion of the loan growth reported during fiscal 2014. Interest rate derivatives were used to effectively extend duration of these borrowings for interest rate risk management purposes. The increase also reflected borrowings with fair values totaling $18.7 million assumed in conjunction with the Atlas Bank acquisition as well as a $12.0 million increase in overnight borrowings drawn for short-term liquidity management purposes.

Stockholders’ equity increased by $27.0 million to $494.7 million at June 30, 2014 from $467.7 million at June 30, 2013. The increase in stockholders’ equity was partly attributable to our issuance of common stock valued at $15.5 million as consideration paid to Kearny MHC for the acquisition of Atlas Bank, net income of $10.2 million for the fiscal year ended June 30, 2014, a reduction of unearned ESOP shares relating to the offsets of benefit plan expenses during the year and a net decrease in the unrealized loss of our available for sale securities portfolios. These were partially offset by an increase in treasury stock resulting from our share repurchase activity that was partially offset by the issuance of shares for the exercise of stock options during fiscal 2014.

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

Net income for the fiscal year ended June 30, 2014 was $10.2 million or $0.16 per diluted share; an increase of $3.7 million from $6.5 million or $0.10 per diluted share for the fiscal year ended June 30, 2013. The increase in net income reflected an increase in net interest income and declines in non-interest expense and the provision for loan losses that were partially offset by a decline in non-interest income. These factors contributed to an overall increase in pre-tax net income and the provision for income taxes.

Our net interest income increased $7.5 million to $73.8 million for the year ended June 30, 2014 from $66.3 million for the year ended June 30, 2013. The increase in net interest income reflected a $7.5 million increase in interest income to $95.8 million from $88.3 million. The increase in interest income primarily reflected an increase in the average balance of interest-earning assets that was partially offset by a decline in their average yield. For the year ended June 30, 2014, the average balance of interest-earning assets increased by $376.3 million to $3.03 billion compared to $2.65 billion for the year ended June 30, 2013. For those same comparative periods, the average yield on interest-earning assets decreased by 16 basis points to 3.17% from 3.33%.

Interest expense remained generally stable at $22.0 million for the year ended June 30, 2014 and 2013. The nominal decrease in interest expense between the two periods reflected an increase in the average balance of interest-bearing liabilities that was substantially offset by a decline in their average cost. For the year ended June 30, 2014 the average balance of interest-bearing liabilities increased by $360.8 million to $2.59 billion compared to $2.23 billion for the year ended June 30, 2013. For those same comparative periods, the average cost of interest-bearing liabilities decreased 14 basis points to 0.85% from 0.99%.

In total, the net interest rate spread decreased two basis points to 2.32% for fiscal 2014 from 2.34% for fiscal 2013 while the net interest margin decreased six basis points to 2.44% from 2.50% for those same comparative periods.

The provision for loan losses decreased $1.1 million to $3.4 million for fiscal 2014 from $4.5 million for fiscal 2013. The net decrease in the provision reflected the effects of recognizing comparatively lower provisions on loans evaluated individually for impairment. These decreases were partially offset by increases in provisions attributable to loans evaluated collectively for impairment due primarily to the overall growth within the non-impaired portion of the portfolio coupled with changes to certain environmental loss factors that were partially offset by decreases in historical loss factors.

Non-interest income decreased by $8.3 million to $8.1 million for fiscal 2014 from $16.4 million for fiscal 2013. The decrease in non-interest income primarily reflected a decline in gains on securities sold arising primarily from the comparatively higher levels recorded during fiscal 2013 in conjunction with the balance sheet restructuring transactions discussed earlier. The decrease also reflected a decline in the gain on sale of loans attributable to a decrease in SBA loan origination and sale volume during fiscal 2014. The decrease in non-interest income was partially offset by an increase in income attributable to our investment in bank-owned life insurance that was augmented by a decline on losses relating to write downs and sales of real estate owned. Other variances in non-interest income included decreases in loan-related and deposit-related fees and charges that were partially offset by an increase in other miscellaneous income primarily reflecting a gain on bargain purchase recorded in conjunction with the Atlas Bank acquisition.

Non-interest expense decreased by $5.2 million to $64.2 million for the year ended June 30, 2014 from $69.4 million for the year ended June 30, 2013. The decrease in non-interest expense primarily reflected the absence of any debt extinguishment expenses recognized during fiscal 2013 in conjunction with the balance sheet restructuring transactions discussed earlier for which no such expenses were recorded during fiscal 2014. This decrease in expense was partially offset by the recognition of non-recurring expenses included in equipment and systems expense, and to a lesser extent other categories of non-interest expense associated with the conversion of the primary core processing systems to Fiserv, Inc. during fiscal 2014. We also recognized non-recurring merger-related expenses during fiscal 2014 in conjunction with the acquisition of Atlas Bank. Less noteworthy operating increases in other categories of non-interest expense were reported in salaries and employee benefits, premises occupancy, advertising and marketing, deposit insurance expense and other miscellaneous expense.

The combined effects of these factors resulted in higher pre-tax net income and the provision for income taxes during fiscal 2014 compared with fiscal 2013. The increase in our effective income tax rate largely reflected the comparatively smaller portion of net income arising from tax favored sources, such as income from municipal obligations and bank-owned life insurance, during fiscal 2014 compared to fiscal 2013.

Recent Acquisition Activity. We completed the acquisition of Atlas Bank, a federal mutual savings bank headquartered in Brooklyn, New York, on June 30, 2014. As of June 30, 2014, Atlas Bank operated from its main retail banking office in Brooklyn and a branch in Staten Island, New York, and had assets with a fair value of $120.9 million and liabilities with fair values totaling $105.2 million. Atlas Bank had no stockholders, and therefore no merger consideration was paid to third parties. We issued 1,044,087 shares of Kearny-Federal common stock to Kearny MHC as consideration for the transaction. As the merger was completed on June 30, 2014, the transaction is reflected in the consolidated balance sheets and consolidated statements of operations at and for the relevant periods presented in this report.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. We describe them in detail in Note 1 to our audited consolidated financial statements included as an exhibit to this document. In preparing the audited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the evaluation of securities impairment and the impairment testing of goodwill.

Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects our estimation of the losses in our loan portfolio to the extent they are both probable and reasonable to estimate. The balance of the allowance is generally maintained through provisions for loan losses that are charged to income in the period that estimated losses on loans are identified by our loan review system. We charge losses on loans against the allowance as such losses are actually incurred. Recoveries on loans previously charged-off are added back to the allowance.

As described in greater detail in the notes to audited consolidated financial statements, our allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is performed quarterly. Through the first tier of the process, we identify the loans that must be reviewed individually for impairment. Such loans generally include our larger and/or more complex loans including commercial mortgage loans, as well as our one- to four-family mortgage loans, home equity loans and home equity lines of credit. A reviewed loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, management measures the amount of the estimated impairment associated with that loan which is generally defined as the amount by which the carrying value of a loan exceeds its fair value. We establish valuation allowances for loan impairments in the fiscal period during which they are identified. Impairments on individually evaluated loans generally are charged off against the applicable valuation allowance when they are determined to be confirmed, expected losses.

The second tier of the loss measurement process involves estimating the probable and estimable losses on loans not otherwise individually reviewed for impairment. Such loans generally comprise large groups of smaller-balance homogeneous loans as well as the remaining non-impaired loans of those types noted above that are otherwise eligible for individual impairment evaluation.

Valuation allowances established through the second tier of the loss measurement process utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of our loan portfolio. To calculate the historical loss factors, our allowance for loan loss methodology generally utilizes a 24-month moving average of annual net charge-off rates (charge-offs net of recoveries) by loan segment, where available, to calculate the actual, historical loss experience. The outstanding principal balance of each loan segment is multiplied by the applicable historical loss factor to estimate the level of probable losses based upon our historical loss experience.

Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio. Such risk criteria includes the level of and trends in nonperforming loans; the effects of changes in credit policy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations; changes in local and regional real estate values; changes in the nature, volume and terms of loans; changes in the quality of loan review systems and resources and the effects of regulatory, legal and other external factors. The outstanding principal balance of each loan segment is multiplied by the applicable environmental loss factor to estimate the level of probable losses based upon the qualitative risk criteria.

The sum of the probable and estimable loan losses calculated in accordance with loss measurement processes, as described above, represents the total targeted balance for our allowance for loan losses at the end of a fiscal period. A more detailed discussion of our allowance for loan loss calculation methodology is presented in Note 1 to our audited consolidated financial statements.

Impairment Testing of Goodwill. We record goodwill, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition. Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. Goodwill was most recently tested as of June 30, 2014, at which time no impairment was indicated. As of that date, we reported goodwill of $108.6 million. The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of Kearny Bank. If an impairment is determined in the future, we will reflect the loss as an expense in the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment.

Other-than-Temporary Impairment (“OTTI”) of Securities. If the fair value of a security is less than its amortized cost, the security is deemed to be impaired. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance.

We account for temporary impairments based upon the classification of the related security as either available for sale, held to maturity or a trading. Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through accumulated other comprehensive income with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes. Conversely, we do not adjust the carrying value of “held to maturity” securities for temporary impairments, although information concerning the amount and duration of impairments on held to maturity securities is generally disclosed in periodic financial statements. The carrying value of securities held in a trading portfolio is adjusted to their fair value through earnings on a daily basis. However, we maintained no securities in trading portfolios at or during the periods presented in these financial statements.

We account for OTTI based upon several considerations. First, OTTI on securities that we have decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of their fair value to a level equal to or exceeding their amortized cost, are recognized in earnings. If neither of these conditions regarding the likelihood of the security’s sale is applicable, then the OTTI is bifurcated into credit-related and noncredit-related components. A credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on an other-than-temporarily impaired security fall below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. We recognize credit-related, OTTI in earnings. However, noncredit-related, other-than-temporary impairments on debt securities are recognized in accumulated other comprehensive income.

Comparison of Financial Condition at June 30, 2014 and June 30, 2013

General. Total assets increased by $364.6 million to $3.51 billion at June 30, 2014 from $3.15 billion at June 30, 2013. The increase in total assets was primarily attributable to increases in the balances of loans, debt securities, FHLB stock and cash and cash equivalents that were partially offset by a decline in the balance of mortgage-backed securities. The net increase in total assets was complemented by increases in the balances of deposits, borrowings and stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, increased by $8.0 million to $135.0 million at June 30, 2014 from $127.0 million at June 30, 2013. The increase in the balance largely reflected the addition of $9.1 million in cash and cash equivalents acquired in conjunction with the acquisition of Atlas Bank on June 30, 2014 with the remaining variance attributable to normal operating fluctuations in such balances.

Notwithstanding day-to-day fluctuations in cash and cash equivalents, we generally sought to maintain lower levels of cash and cash equivalents during the fiscal year ended June 30, 2014 to reduce the opportunity cost of excess liquidity. Management continues to monitor the level of short-term, liquid assets in relation to the expected need for such liquidity to fund our strategic initiatives – particularly those relating to the expansion of our commercial lending functions. We may alter our liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

Debt Securities Available for Sale. Debt securities classified as available for sale increased by $107.8 million to $407.9 million at June 30, 2014 from $300.1 million at June 30, 2013. The net increase primarily reflected security purchases totaling $158.9 million during the year ended June 30, 2014 that were partially offset by security sales totaling $55.4 million during the same period. The security sales primarily reflected our decision to reduce our investment in certain collateralized loan obligations that may become ineligible investments under the terms of the “Volcker Rule” whose provisions were enacted by regulatory agencies during the quarter ended December 31, 2013 in conjunction with the ongoing adoption and implementation of the Dodd-Frank Act. Security purchases for the year partly reflected the reinvestment of these security sale proceeds into other eligible securities within the portfolio as well as the reinvestment of mortgage-backed security sale proceeds into shorter-duration investments within this segment of the portfolio.

In addition to the securities purchased, we also acquired a corporate debt security available for sale with a fair value of $3.0 million in conjunction with the Atlas Bank acquisition on June 30, 2014.

The net change in debt securities available for sale also reflected a decrease in the net unrealized loss within the portfolio coupled with repayments of principal attributable to amortization during the year ended June 30, 2014. The net unrealized loss for the portfolio decreased by $1.9 million to $3.3 million at June 30, 2014 from $5.2 million at June 30, 2013. The decrease in the net unrealized loss was primarily attributable to changes in the fair value of the various sectors within the portfolio arising primarily from movements in market interest rates.

At June 30, 2014, the available for sale debt securities portfolio included U.S. agency debentures, single-issuer trust preferred securities, corporate bonds, asset-backed securities, collateralized loan obligations and municipal obligations. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities available for sale at June 30, 2014 is presented in the “Business” section of this report as well as in Note 5 and Note 7 to the audited consolidated financial statements.

Debt Securities Held to Maturity. Debt securities classified as held to maturity increased by $6.4 million to $216.4 million at June 30, 2014 from $210.0 million at June 30, 2013. The net increase primarily reflected purchases of municipal obligations totaling $9.1 million during the year ended June 30, 2014 that were partially offset by repayments, calls and maturities of such securities during that same period.

At June 30, 2014, the held to maturity debt securities portfolio included U.S. agency debentures and municipal obligations, a small portion of which represent non-rated, short term, bond anticipation notes (“BANs”) issued by New Jersey municipalities with whom Kearny Bank maintains or seeks to maintain deposit relationships. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities held to maturity at June 30, 2014 is presented in the “Business” section of this report as well as in Note 6 and Note 7 to the audited consolidated financial statements.

Loans Receivable. Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $379.1 million to $1.73 billion at June 30, 2014 from $1.35 billion at June 30, 2013. The increase in net loans receivable was primarily attributable to new loan origination, purchase and acquisition volume outpacing loan repayments during the year ended June 30, 2014.

Residential mortgage loans, including home equity loans and lines of credit, increased by $72.2 million to $680.2 million at June 30, 2014 from $608.1 million at June 30, 2013. The components of the net increase included an increase in the balance of one- to four-family first mortgage loans of $80.0 million to $580.6 million at June 30, 2014 from $500.6 million at June 30, 2013. Partially offsetting this increase was a net reduction in the balance of home equity loans of $5.2 million to $75.6 million at June 30, 2014 from $80.8 million for those same comparative periods. Additionally, the balance of home equity lines of credit decreased by $2.6 million to $24.0 million at June 30, 2014 from $26.6 million at June 30, 2013.

Residential mortgage loan activity for the year ended June 30, 2014 continued to reflect our decreased strategic focus on residential mortgage lending coupled with the combined effects of an increase in mortgage rates from their historical lows that has slowed the pace of refinancing and the diminished level of demand for “new purchase” mortgages reflecting continued weakness in the economy. Moreover, as a portfolio lender cognizant of potential exposure to interest rate risk, we have generally refrained from lowering our long-term, fixed-rate residential mortgage rates to the levels available in the marketplace. Consequently, a portion of our residential mortgage borrowers may continue to seek long-term, fixed-rate refinancing opportunities from other market resources further limiting growth within this segment of the loan portfolio.

In total, residential mortgage loan origination and purchase volume for the year ended June 30, 2014 was $78.2 million and $22.4 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $29.0 million for that same period. In addition to the loans originated and purchased, we also acquired residential mortgage loans with fair values totaling $72.8 million in conjunction with the Atlas Bank acquisition on June 30, 2014.

Commercial loans, in aggregate, increased by $313.5 million to $1.05 billion at June 30, 2014 from $737.5 million at June 30, 2013. The components of the aggregate increase included an increase in commercial mortgage loans totaling $316.9 million that was partially offset by a decline in commercial business loans of $3.4 million. The ending balances of commercial mortgage loans and commercial business loans at June 30, 2014 were $983.8 million and $67.3 million, respectively. Commercial loan origination volume for the year ended June 30, 2014 totaled $358.4 million comprising $334.3 million and $24.1 million of commercial mortgage and commercial business loan originations, respectively. Commercial loan originations were augmented with the purchase of participations in commercial mortgage loans and commercial business loans totaling $87.0 million and $4.9 million, respectively, during the year ended June 30, 2014. In addition to the loans originated and purchased, we also acquired commercial mortgage loans with fair values totaling $5.7 million in conjunction with the Atlas Bank acquisition on June 30, 2014.

The outstanding balance of construction loans, net of loans-in-process, decreased by $4.6 million to $7.3 million at June 30, 2014 from $11.9 million at June 30, 2013. Construction loan disbursements for the year ended June 30, 2014 totaled $3.8 million.

Other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased $60,000 to $4.3 million at June 30, 2014. Other loan originations for the year ended June 30, 2014 totaled approximately $2.3 million.

Additional information regarding loans receivable at June 30, 2014 is presented in the “Business” section of this report as well as in Note 8 to the audited consolidated financial statements.

Nonperforming Loans. At June 30, 2014, nonperforming loans decreased by $5.6 million to $25.3 million or 1.45% of total loans from $30.9 million or 2.27% of total loans as of June 30, 2013. The balance of nonperforming loans at June 30, 2014 included $25.2 million and $125,000 of “nonaccrual” loans and loans reported as “over 90 days past due and accruing”, respectively. By comparison, the balance of nonperforming loans at June 30, 2013 was comprised entirely of “nonaccrual” loans.

The composition of nonperforming loans at June 30, 2014 continued to include a disproportionate balance of residential mortgage loans originally acquired from Countrywide Home Loans, Inc. (“Countrywide”) which continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP (“BOA”). In total, nonperforming Countrywide loans totaled $8.4 million, or 33.2% of total nonperforming loans, at June 30, 2014. As of that same date, we owned a total of 77 residential mortgage loans with an aggregate outstanding balance of $33.3 million that were originally acquired from Countrywide. Of these loans, an additional two loans totaling $866,000 are 30-89 days past due and are in various stages of collection.

Additional information about our nonperforming loans at June 30, 2014 is presented in the “Business” section of this report as well as in Note 9 to the audited consolidated financial statements.

Allowance for Loan Losses. During the year ended June 30, 2014, the balance of the allowance for loan losses increased by approximately $1.5 million to $12.4 million or 0.71% of total loans at June 30, 2014 from $10.9 million or 0.80% of total loans at June 30, 2013. The increase resulted from provisions of $3.4 million during the year ended June 30, 2014 that were partially offset by charge-offs, net of recoveries, totaling approximately $1.9 million.

Additional information about the allowance for loan losses at June 30, 2014 is presented in the Asset Quality section of this report as well as in Note 1 and Note 9 to the audited consolidated financial statements.

Mortgage-backed Securities Available for Sale. Mortgage-backed securities available for sale decreased by $343.4 million to $437.2 million at June 30, 2014 from $780.7 million at June 30, 2013. The net decrease partly reflected sales of securities totaling $114.0 million during the year ended June 30, 2014 partially offset by purchases totaling $50.2 million during the same period. A portion of the proceeds from mortgage-backed security sales were used to fund loan growth during the period. The remainder was used to fund purchases of short-duration debt securities, as noted above, as well as fixed-rate, agency securities including 30-year pass-through securities that were acquired based upon their Community Reinvestment Act eligibility.

The net decrease in mortgage-backed securities available for sale also reflected cash repayment of principal, net of discount accretion and premium amortization as well as the transfer of securities with fair values of $191.9 million from the available-for-sale portfolio to the held-to-maturity portfolio during the year ended June 30, 2014. The transferred securities were limited to those that we fully intend to hold until maturity including our agency mortgage-backed securities qualifying for Community Reinvestment Act eligibility and those comprising securitized commercial real estate project loans. The net decrease in the portfolio was partially offset by an increase in the fair value of the applicable securities resulting in an unrealized gain in the portfolio at June 30, 2014 from an unrealized loss at June 30, 2013.

In addition to the securities purchased, we also acquired mortgage-backed securities available for sale with a fair value of $23.9 million in conjunction with the Atlas Bank acquisition on June 30, 2014.

At June 30, 2014, the available for sale mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, the portfolio included one non-agency mortgage-backed security acquired from Atlas Bank with a fair value of $210,000. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities available for sale at June 30, 2014 is presented in the “Business” section of this report as well as in Note 5 and Note 7 to the audited consolidated financial statements.

Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity increased by $194.6 million to $295.7 million at June 30, 2014 from $101.1 million at June 30, 2013. The increase in the portfolio was primarily attributable to the transfer of securities with fair values of $191.9 million from the available-for-sale portfolio to the held-to-maturity portfolio during the year ended June 30, 2014. The increase in the portfolio also reflected purchases of securities totaling $5.1 million. Partially offsetting these increases was cash repayment of principal, net of discount accretion and premium amortization, coupled with the sale of one non-agency collateralized mortgage obligation whose credit quality had deteriorated below investment grade making it eligible for sale from the held to maturity portfolio.

At June 30, 2014, the held to maturity mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held a nominal balance of non-agency mortgage-backed securities whose aggregate carrying values and market values totaled $54,000 and $53,000, respectively. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities held to maturity at June 30, 2014 is presented in the “Business” section of this report as well as in Note 6 and Note 7 to the audited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, accrued interest receivable, goodwill, bank owned life insurance, deferred income taxes and other miscellaneous assets, increased by $12.3 million to $288.7 million at June 30, 2014 from $276.4 million at June 30, 2013. The increase in other assets largely reflected a $10.3 million increase in the investment in FHLB stock that primarily reflected the increase in our mandatory investment attributable to the corresponding increase in the balance of borrowings with the FHLB. The change in other assets also reflected a $2.7 million increase in the cash surrender value of our bank owned life insurance during fiscal 2014.

In addition to the increases noted above, the balance of other assets also reflected the addition of premises and equipment, FHLB stock and other miscellaneous assets totaling $2.2 million, $1.0 million and $3.0 million, respectively, acquired in conjunction with the acquisition of Atlas Bank on June 30, 2014.

The balance of real estate owned (“REO”), included in other assets, decreased by $437,000 to $1.6 million at June 30, 2014 from $2.1 million at June 30, 2013 representing the net carrying values of seven and eight properties held at the close of each period, respectively.

The remaining increases and decreases in other assets generally comprised normal growth or operating fluctuations in their respective balances.

Deposits. The balance of total deposits increased by $109.4 million to $2.48 billion at June 30, 2014 from $2.37 billion at June 30, 2013. The net increase in deposit balances reflected a $76.3 million increase in interest-bearing deposits as well as an increase of $33.1 million in non-interest-bearing checking accounts. The net increase in interest-bearing deposit accounts comprised a $51.9 million increase in savings and club accounts coupled with a $55.8 million increase in certificates of deposit. These increases were partially offset by a $31.3 million decline in interest-bearing checking accounts.

A portion of the net growth in deposits reflected balances with fair values totaling $86.1 million assumed in conjunction with the acquisition of Atlas Bank on June 30, 2014. Deposit balances assumed from Atlas Bank included non-interest-bearing and interest-bearing accounts totaling $14.6 million and $71.5 million, respectively, with the latter comprising interest-bearing checking accounts, savings accounts and certificates of deposit totaling $2.8 million, $31.4 million and $37.3 million, respectively. In addition to the deposits assumed from Atlas Bank, the change in deposit balances from year to year reflected changes in the balances of retail deposits as well as “non-retail” deposits acquired through various wholesale channels. The decline in the balance of interest-bearing checking accounts included a $16.1 million decrease in the balance of brokered money market deposits acquired through Promontory’s IND program to $213.5 million at June 30, 2014 from $229.6 million at June 30, 2013. The terms of the program generally establish a reciprocal commitment for Promontory to deliver and us to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million. Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions. The remaining decline in interest-bearing checking accounts reflected the combined effects of retail deposit outflows and disintermediation into other interest-bearing deposit accounts.

The certificates of deposit assumed in conjunction with the acquisition of Atlas Bank included $6.4 million of predominantly short-term time deposits originally acquired by Atlas Bank through the QwickRate deposit listing service. Separate from the acquisition of Atlas Bank, Kearny Bank also began to utilize the QwickRate deposit listing service during fiscal 2014 to attract “non-brokered” wholesale time deposits targeting institutional investors with a three-to-five year investment horizon. The balance of the time deposits acquired by Kearny Bank during fiscal 2014 through the QwickRate listing service totaled $54.2 million at June 30, 2014 with such funds having a weighted average remaining term to maturity of 3.9 years. In combination with the balance of deposits assumed in conjunction with the Atlas Bank acquisition, the aggregate balance of “non-brokered” listing service deposits totaled $60.6 million or 2.4% of deposits at June 30, 2014.

Kearny Bank also acquired a small portfolio of longer-term, brokered certificates of deposit during fiscal 2014 whose balances totaled approximately $18.5 million at June 30, 2014. In combination with Promontory IND money market deposits noted above, Kearny Bank’s brokered deposits totaled $232.0 million or 9.7% of deposits at June 30, 2014.

The growth in certificates of deposit acquired through wholesale sources and those assumed from Atlas Bank were partially offset by a net decline in other retail time deposit balances that largely reflected our efforts to manage our cost of deposits which allowed for some controlled outflow of shorter-term time deposits during the year. However, we did maintain our attractive offering rates on certain longer-term time deposits during fiscal 2014 which continued to attract retail funding within the four-to-five year maturity tranches and supported our larger goal of extending the duration of time deposits for interest rate risk management purposes.

Finally, the increase in savings and club accounts largely reflected growth in retail core deposits coupled with the effects of the deposits assumed from Atlas Bank. A portion of this growth represented disintermediation from other interest-bearing deposit accounts during fiscal 2014.

Borrowings. The balance of borrowings increased by $224.6 million to $512.3 million at June 30, 2014 from $287.7 million at June 30, 2013. The reported increase primarily reflected an additional $200.0 million of FHLB advances drawn primarily to fund a portion of our loan growth during the year. For interest rate risk management purposes, we have utilized interest rate derivatives to effectively swap the rolling 90-day maturity/repricing characteristics of the new borrowings into a fixed rate for five years. The increase also reflected borrowings with fair values totaling $18.7 million assumed in conjunction with the Atlas Bank acquisition on June 30, 2014 as well as a $12.0 million increase in overnight borrowings to an outstanding balance of $17.0 million at June 30, 2014 which were drawn for short-term liquidity management purposes.

The change in borrowing balances also reflected a $6.1 million decline in the balance of customer sweep accounts to $30.7 million at June 30, 2014, from $36.8 million at June 30, 2013. Sweep accounts are short-term borrowings representing funds that are withdrawn from a customer’s non-interest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities we own.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased by $3.6 million to $23.1 million at June 30, 2014 from $19.5 million at June 30, 2013. The increase in other liabilities reflected normal operating fluctuations in such balances coupled with the assumption of other liabilities totaling $421,000 in conjunction with the Atlas Bank acquisition on June 30, 2014.

Stockholders’ Equity. Stockholders’ equity increased by $27.0 million to $494.7 million at June 30, 2014 from $467.7 million at June 30, 2013. The increase in stockholders’ equity was partly attributable to our issuance of 1,044,087 shares of our common stock valued at $15.5 million as consideration paid to Kearny MHC for the acquisition of Atlas Bank. The increase also reflected net income of $10.2 million for the fiscal year ended June 30, 2014 coupled with a reduction of unearned ESOP shares relating to the offsets of benefit plan expenses during the year. The increase in stockholders’ equity also reflected a net decrease in the unrealized loss on our available for sale securities portfolios whose changes in fair value are reflected in accumulated other comprehensive income on an after tax basis.

The increase in stockholders’ equity was partially offset by a net increase of $2.8 million in treasury stock which partly reflected our repurchase of 394,580 shares of our common stock during the period at an average price of $10.48 per share. The increase in treasury stock due to share repurchases was partially offset by the issuance of 117,618 shares at an average cost of $11.48 per share resulting from the exercise of employee stock options during the year.

Comparison of Operating Results for the Years Ended June 30, 2014 and June 30, 2013

General. Net income for the year ended June 30, 2014 was $10.2 million or $0.16 per diluted share; an increase of $3.7 million compared to $6.5 million or $0.10 per diluted share for the year ended June 30, 2013. The increase in net income between comparative periods reflected an increase in net interest income and decreases in non-interest expense and provision for loan losses that were partially offset by a decline in non-interest income. These factors contributed to an overall increase in pre-tax net income and the provision for income taxes.

Net Interest Income. Net interest income for the year ended June 30, 2014 was $73.8 million; an increase of $7.5 million from $66.3 million for the year ended June 30, 2013. The increase in net interest income between the comparative periods resulted primarily from an increase in interest income that was augmented by a nominal decline in interest expense. The increase in interest income was primarily attributable to an increase in the average balance of interest-earning assets that was partially offset by a decline in their average yield. The nominal decline in interest expense resulted from the largely offsetting effects of an increase in the average balance of interest-bearing liabilities and concurrent decline in their average cost. Declines in average yields and costs between comparative periods continued to reflect the effects of low interest rates that were prevalent in the marketplace throughout most of fiscal 2014.

As a result of these factors, our net interest rate spread decreased two basis points to 2.32% for the year ended June 30, 2014 from 2.34% for the year ended June 30, 2013. The decrease in the net interest rate spread reflected a 16 basis point decline in the yield on earning assets to 3.17% from 3.33% that was partially offset by a decrease in the average cost of interest-bearing liabilities of 14 basis points to 0.85% from 0.99% for the same comparative periods. A discussion of the factors contributing to the overall change in yield on earning assets and average cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the decrease in net interest income and net interest rate spread also adversely affected our net interest margin. However, additional factors further impacted net interest margin including, but not limited to, the use of interest-earning assets to fund additions to treasury stock during fiscal 2014. In total, we reported a six basis point decline in net interest margin to 2.44% for the year ended June 30, 2014 from 2.50% for the year ended June 30, 2013.

Interest Income. Total interest income increased $7.5 million to $95.8 million for the year ended June 30, 2014 from $88.3 million for the year ended June 30, 2013. The increase in interest income reflected an increase in the average balance of interest-earning assets that was partially offset by a decline in their average yield. The average balance of interest-earning assets increased by $376.3 million to $3.03 billion for the year ended June 30, 2014 from $2.65 billion for the year ended June 30, 2013. For those same comparative periods, the average yield on interest-earning assets declined 16 basis points to 3.17% from 3.33%.

Interest income from loans increased $5.3 million to $66.8 million for the year ended June 30, 2014 from $61.5 million for the year ended June 30, 2013. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by decline in their average yield.

The average balance of loans increased by $239.7 million to $1.55 billion for the year ended June 30, 2014 from $1.31 billion for the year ended June 30, 2013. The reported increase in the average balance of loans primarily reflected an aggregate increase of $277.4 million in the average balance of commercial loans to $921.0 million for the year ended June 30, 2014 from $643.6 million for the year ended June 30, 2013. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

The increase in the average balance of commercial loans was partially offset by decreases in the average balances of residential mortgage loans and construction loans. The average balance of residential mortgage loans decreased by $31.0 million to $615.2 million for the year ended June 30, 2014 from $646.2 million for the year ended June 30, 2013. Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit. For those same comparative periods, the average balance of construction loans decreased by $6.5 million to $9.5 million from $16.0 million.

The change in the average balance of loans also reflected an $89,000 increase in the average balance of consumer loans to $4.5 million for the year ended June 30, 2014 from $4.4 million for the year ended June 30, 2013.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by 39 basis points to 4.31% for the year ended June 30, 2014 from 4.70% for the year ended June 30, 2013. The reduction in the overall yield on our loan portfolio partly reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans. Additionally, the average yield on newly originated loans that have provided the incremental growth in the portfolio during fiscal 2014 reflects the historically low interest rates prevalent in the marketplace which further reduces the overall yield of the loan portfolio.

Interest income from mortgage-backed securities decreased by $2.9 million to $20.8 million for the year ended June 30, 2014 from $23.7 million for the year ended June 30, 2013. The decrease in interest income reflected a decrease in the average balance of mortgage-backed securities that was partially offset by an increase in their average yield.

The average balance of mortgage-backed securities decreased by $217.2 million to $803.2 million for the year ended June 30, 2014 from $1.02 billion for the year ended June 30, 2013. The decrease in the average balance of mortgage-backed securities largely reflects principal repayments and security sales that outpaced the level of security purchases between comparative periods.

For those same comparative periods, the average yield on mortgage-backed securities increased by 27 basis points to 2.59% from 2.32%. The increase in the overall yield of the mortgage-backed securities portfolio partly reflected the comparatively higher yields of securities purchased during the year reflecting a modest increase in market interest rates between comparative periods. However, the increase in yield also reflected a decrease in purchased premium amortization during fiscal 2014 resulting from a decline in loan prepayments attributable to the noted increase in market rates and the resulting decline in “rate reduction” refinancing incentive to mortgagors.

Interest income from debt securities increased by $4.9 million to $7.2 million for the year ended June 30, 2014 from $2.3 million for the year ended June 30, 2013. The increase in interest income reflected an increase in the average balance of debt securities augmented by an increase in their average yield. The average balance of debt securities increased $359.7 million to $541.4 million for the year ended June 30, 2014 from $181.7 million for the year ended June 30, 2013. For those same comparative periods, the average yield of debt securities increased seven basis points to 1.33% from 1.26%.

The increase in the average balance of debt securities was partly attributable to a $286.0 million increase in the average balance of taxable securities to $446.6 million for the year ended June 30, 2014 from $160.6 million for the year ended June 30, 2013. For those same comparative periods, the average balance of tax-exempt securities increased by $73.7 million to $94.7 million from $21.1 million.

The increase in the average yield on debt securities reflected a three basis point increase in the yield on taxable securities to 1.20% during the year ended June 30, 2014 from 1.17% during the year ended June 30, 2013. For those same comparative periods, the yield on tax-exempt securities decreased one basis point to 1.94% from 1.95%.

Interest income from other interest-earning assets increased by $243,000 to $1.0 million for the year ended June 30, 2014 from $775,000 for the year ended June 30, 2013 reflecting an increase in the average yield that was partially offset by a decline in the average balance. The average yield of other interest-earning assets increased by 21 basis points to 0.76% for the year ended June 30, 2014 from 0.55% for the year ended June 30, 2013. For those same comparative periods, the average balance of other interest-earning assets decreased by $5.8 million to $133.9 million from $139.7 million.

The changes in the average balance and average yield on other interest-earning assets between comparative periods partly reflects the reinvestment of a portion of our excess liquidity that had been maintained during the earlier comparative period into FHLB stock, included in other interest-earning assets, as well as other investments included in our securities portfolios. Such reinvestment reduced the average balance of interest-earning cash which generally represents the lowest yielding asset within this category of interest-earning assets.

Interest Expense. Total interest expense remained stable at approximately $22.0 million for the years ended June 30, 2014 and June 30, 2013 reflecting a $3,000 decrease between comparative periods. As noted earlier, the nominal decline in interest expense resulted from the largely offsetting effects of an increase in the average balance of interest-bearing liabilities and concurrent decline in their average cost. The average balance of interest-bearing liabilities increased by $360.8 million to $2.59 billion for the year ended June 30, 2014 from $2.23 billion for the year ended June 30, 2013. For those same comparative periods, the average cost of interest-bearing liabilities declined 14 basis points to 0.85% from to 0.99%.

Interest expense attributed to deposits decreased by $173,000 to $14.5 million for the year ended June 30, 2014 from $14.7 million for the year ended June 30, 2013. The decrease in interest expense was attributable to a decline in the average cost of interest-bearing deposits that was partially offset by an increase in their average balance.

The cost of interest-bearing deposits declined by seven basis points to 0.67% for the year ended June 30, 2014 from 0.74% for the year ended June 30, 2013. The net decrease in the average cost was reflected in the declines in the average cost of savings and club accounts and certificates of deposit that were partially offset by an increase in the average cost of interest-bearing checking accounts. For the comparative periods noted, the average cost of savings and club accounts decreased four basis points to 0.16% from 0.20% and the average cost of certificates of deposit declined 13 basis points to 1.03% from 1.16% while the average cost of interest-bearing checking accounts increased by 15 basis points to 0.52% from 0.37%.

The decreases in the average cost of savings and club accounts and certificates of deposit largely reflected the effects of low market interest rates on deposit pricing throughout fiscal 2014 which also affected the pricing applicable to retail interest-bearing checking accounts. However, these effects were more than offset by the comparatively higher average cost of brokered money market deposits reported in interest-bearing checking throughout fiscal 2014.

The average balance of interest-bearing deposits increased by $194.1 million to $2.17 billion for the year ended June 30, 2014 from $1.98 billion for the year ended June 30, 2013. The net increase in the average balance was reflected in an increase in the average balances of interest-bearing checking accounts and savings and club accounts that were partially offset by a decrease in the average balance of certificates of deposit. For the comparative periods noted, the average balance of interest bearing checking accounts increased by $228.4 million to $723.0 million from $494.6 million and the average balance of savings and club accounts increased $28.4 million to $473.9 million from $445.5 million while the average balance of certificates of deposit decreased by $62.7 million to $974.4 million from $1.04 billion.

Interest expense attributed to borrowings increased by $170,000 to $7.5 million for the year ended June 30, 2014 from $7.3 million for the year ended June 30, 2013. The increase in interest expense on borrowings primarily reflected an increase in their average balance that was partially offset by a decrease in their average cost. The average balance of borrowings increased by $166.7 million to $420.3 million for the year ended June 30, 2014 from $253.6 million for the year ended June 30, 2013. For those same comparative periods, the average cost of borrowings declined 110 basis points to 1.77% from 2.87%.

The increase in the average balance of borrowings largely reflected a $169.5 million increase in the average balance of FHLB advances which increased to $387.6 million for the year ended June 30, 2014 from $218.1 million for the year ended June 30, 2013. For those same comparative periods, the average cost of FHLB advances decreased 137 basis points to 1.88% from 3.25%. The noted increase in the average balance of FHLB advances was partially offset by a $2.8 million decrease in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $32.7 million from $35.5 million. The average cost of sweep accounts declined four basis points to 0.50% from 0.54% for those same comparative periods.

Provision for Loan Losses. The provision for loan losses decreased $1.1 million to $3.4 million for the year ended June 30, 2014 from $4.5 million for the year ended June 30, 2013. The net decrease in the provision partly reflected the effects of recognizing comparatively lower provisions on loans evaluated individually for impairment. These decreases were partially offset by increases in provisions attributable to loans evaluated collectively for impairment using historical and environmental loss factors. Such increases largely reflected the comparatively greater growth within the non-impaired portion of the portfolio during fiscal 2014 as well as the effects of updates to historical and environmental loss factors in accordance with our allowance for loan loss calculation methodology.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the year ended June 30, 2014 is presented in the “Business” section of this report as well as in Note 1 and Note 9 to the audited consolidated financial statements.

Non-Interest Income. Non-interest income, excluding gains and losses on the sale of securities and REO, increased by $311,000 to $7.0 million for the year ended June 30, 2014 from $6.7 million for the year ended June 30, 2013. The increase in non-interest income, excluding securities and REO gains and losses, was partly attributable to a $769,000 increase in income from bank owned life insurance resulting primarily from an increase in our average balance between periods. The increase in non-interest income also reflected a $93,000 increase in miscellaneous income that reflected a $226,000 bargain purchase gain recorded in conjunction with the Atlas Bank acquisition. This gain was partially offset by the absence of a $100,000 gain reported during the earlier comparative period related to the sale of a parcel of vacant land adjacent to one of our branches as well as other less noteworthy variances in miscellaneous income.

These noted increases in non-interest income were partially offset by a $477,000 decline in loan sale gains to $80,000 for the year ended June 30, 2014 from $557,000 for the year ended June 30, 2013 attributable to a decline the volume of SBA loan originations and sales during fiscal 2014. We continue to evaluate strategies to increase the origination and sales volume of SBA loans and expect such volumes to increase during fiscal 2015.

Less noteworthy variances in non-interest income included net a decrease in loan-related fees and charges that primarily reflected a decline in loan prepayment charges as well as a decline in deposit-related fees and charges that primarily reflected our temporary waiver of certain fees and charges to support our customer service objectives during the core processing system conversion completed during fiscal 2014.

For the year ended June 30, 2014, net REO sale and write down losses totaled $441,000 compared to $775,000 for the year ended June 30, 2013 with losses during both comparative periods being primarily attributed to reducing the carrying value of various REO properties to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried. Where applicable, such losses were partially offset by REO sale gains.

Finally, non-interest income during the year ended June 30, 2014 reflected net gains on the sale of securities totaling $1.5 million attributable to the sale of $55.4 million of debt securities and $114.0 million of mortgage-backed securities during the period.

By comparison, we reported $10.4 million of security sale gains reported during the year ended June 30, 2013 attributable to the sale of mortgage-backed securities totaling approximately $432.4 million during the prior year. The securities sold during fiscal 2013 included $330.0 million of agency mortgage-backed securities sold in conjunction with the restructuring transaction noted earlier through which we recognized $9.1 million in gains on sale. Those sale gains were augmented by an additional $1.3 million of sale gains resulting from the sale of an additional $102.3 million of agency mortgage-backed securities during the year that were separate from the restructuring transaction.

The sale gains during the current year were partially offset by losses totaling $6,000 arising from the sale of $34,000 of non-agency collateralized mortgage obligations that had fallen below our investment grade thresholds. We also recognized $6,000 in losses during the prior fiscal year ended June 30, 2013 that resulted from a sale of $24,000 of non-agency collateralized mortgage obligations on that same basis.

Non-Interest Expenses. Non-interest expense, excluding debt extinguishment and merger-related expenses, increased $3.1 million to $63.8 million for the year ended June 30, 2014 from $60.7 million for the year ended June 30, 2013. The net increase in non-interest expense primarily reflected increases in salary and employee benefit expense, premises occupancy expense, equipment and systems expense, advertising and marketing expense, federal deposit insurance expense and miscellaneous expense. Less noteworthy variances in other categories of non-interest expense reflected normal operating fluctuations within those categories.

Salaries and employee benefits increased by $368,000 to $35.8 million from $35.4 million reflecting increases in expenses resulting, in part, from increases in wage and salary expense and benefits expense attributable to the combined effects of our strategic efforts to expand our commercial lending origination and support staff as well as a temporary increase in employee overtime expense arising from the conversion of our primary core processing systems during the year. The variance also reflected an increase in ESOP expense attributable to the increase in our share value during the year coupled with an increase in stock benefit plan expenses attributable to stock options and shares of restricted stock granted to employees during the fourth quarter of fiscal 2014. These increases in salaries and employee benefits were partially offset by a decrease in the expense arising from changes to actuarial assumptions relating to Kearny Bank’s multi-employer defined benefit pension plan for employees that reduced the required contributions and associated expense to be recognized during fiscal 2014.

The increase in premises occupancy expense was largely attributable to an increase in facility repairs and maintenance costs arising from seasonal fluctuations in such expenses including, most notably, a significant increase in snow removal expenses across our retail branch and administrative headquarters locations during the winter months of fiscal 2014. The increase in occupancy expense also reflected a less noteworthy increase in rent expense relating to our leased facilities. These increases were partially offset by a decrease in property tax expense largely reflecting the recovery of funds during the current year resulting from our tax appeal efforts to reduce our property tax obligations on certain branch facilities.

The increase in equipment and systems expense was largely attributable to the recognition of certain non-recurring expenses supporting our conversion to Fiserv, Inc. systems during fiscal 2014.

We expect to implement several additional technology-based systems available through our master service agreement with Fiserv, Inc. over the next several quarters. For example, we intend to enhance and expand our service offerings to include Fiserv, Inc.’s mobile banking, person-to-person payments and online account opening systems. We also intend to implement additional “back-office” systems supporting loan underwriting, credit risk analysis and loan administration as well as financial systems supporting corporate budgeting, forecasting and profitability analysis.

We expect to recognize a reduced level of non-recurring technology-related expenditures relating to the implementation of these additional technologies over the next several quarters. Upon completing all applicable system conversions and integrations with Fiserv, Inc., we anticipate that our recurring technology service provider expenses will be reduced compared to “pre-conversion” levels. Such anticipated cost savings are based upon the current composition and transactional characteristics of our customer account base and may vary over time based upon changes to those factors.

In further support of the conversion of our core processing systems during the period, we recognized additional customer communication and disclosure expenses during fiscal 2014 which contributed to the increase in advertising and marketing during the year.

The reported increase in deposit insurance expense reflects an increase in Kearny Bank’s FDIC insurance premiums arising primarily from the growth in Kearny Bank’s total assets which, when offset by tangible capital, generally establishes the calculation basis of those premiums.

The reported increase in miscellaneous expense also reflected a variety of other non-recurring expenses generally supporting our core processing conversion during fiscal 2014. Such expenses included, but were not limited to, consulting and training expenses, travel and lodging charges as well as stationary, printing and debit card production costs that were directly attributable to the Fiserv, Inc. conversion.

In general, we estimate that non-interest expense for the year ended June 30, 2014 included non-recurring expenses of approximately $1.9 million relating to our core processing conversion that was completed during the year. Such expenses include approximately $1.6 million in equipment and systems expense, $175,000 in salaries and employee benefits expense and $165,000 in miscellaneous expense while additional conversion-related expenses were also recognized in advertising and marketing expenses, as noted above.

In addition to the non-recurring expenses associated with the Fiserv, Inc. conversion, we recognized an additional $391,000 of non-recurring, merger-related expenses during the year ended June 30, 2014 attributable to our acquisition of Atlas Bank. Additional information regarding our acquisition of Atlas Bank is present in Note 2 to the audited consolidated financial statements.

Non-interest expense during the prior year ended June 30, 2013 included debt extinguishment expenses totaling $8.7 million for which no such expenses were recognized during fiscal 2014. The debt extinguishment expense recognized during the earlier comparative period was fully attributable to the balance sheet restructuring and wholesale growth transactions executed during the prior year.

Provision for Income Taxes. The provision for income taxes increased $2.0 million to $4.2 million for the year ended June 30, 2014 from $2.3 million for the year ended June 30, 2013. The variance in income tax expense between comparative periods partly reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods. However, income tax expense for the earlier comparative period also reflected Kearny Bank’s recognition of an income tax benefit arising from the recognition of capital gains resulting from the balance sheet restructuring and wholesale growth transactions executed during that period. Such gains enabled us to recognize the income tax benefits attributable to capital losses incurred during prior years for which no deferred benefit had been previously recognized.

Our effective tax rate during the year ended June 30, 2014 was 29.3% which, in relation to statutory income tax rates, reflected the effects of tax-favored income sources included in pre-tax income. By comparison, our effective tax rate for the year ended June 30, 2013 was 25.7% which reflected those same tax-favored income sources coupled with the tax benefit recognized from prior capital losses noted above.

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

As a result of these factors, our net interest rate spread decreased 12 basis points to 2.34% for the year ended June 30, 2013 from 2.46% for the year ended June 30, 2012. The decrease in the net interest rate spread reflected a 39 basis point decline in the yield on interest-earning assets to 3.33% from 3.72% that was partially offset by a decrease in the average cost of interest-bearing liabilities of 27 basis points to 0.99% from 1.26% for the same comparative periods. A discussion of the factors contributing to the overall change in yield on earning assets and average cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the decrease in net interest income and net interest rate spread also adversely affected our net interest margin. However, additional factors further impacted net interest margin including, but not limited to, the use of interest-earning assets to fund additions to treasury stock during fiscal 2013. In total, we reported a 15 basis point decline in net interest margin to 2.50% for the year ended June 30, 2013 from 2.65% for the year ended June 30, 2012.

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

The average yield on loans decreased by 42 basis points to 4.70% for the year ended June 30, 2013 from 5.12% for the year ended June 30, 2012. The reduction in the overall yield on our loan portfolio partly reflects the effect of lower market interest rates which provided “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans. Additionally, the average yield on newly originated loans that have provided the incremental growth in the portfolio between periods reflects the historically low interest rates prevalent in the marketplace which further reduces the overall yield of the loan portfolio.

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

In general, because our commercial loans comprise comparatively higher yielding multi-family mortgages, nonresidential mortgage loans and business loans, the continued reallocation within the loan portfolio from residential mortgages into commercial loans partially offset the adverse impact of lower market interest rates on the overall yield of the loan portfolio between the comparative periods.

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

The reduction in the overall yield of the mortgage-backed securities portfolio was attributable to many of the same factors affecting the yield on our loan portfolio. That is, lower market interest rates continued to provide a “rate reduction” refinancing incentive to mortgagors resulting in the payoff of comparatively higher rate mortgage loans underlying our mortgage-backed securities which have been replaced by lower yielding securities. The decline in yield also reflects an increase in purchased premium amortization during the current year primarily arising from a comparatively higher level of loan prepayments.

The decrease in the average balance of mortgage-backed securities largely reflects principal repayments and security sales that have outpaced the level of security purchases. Such sales include those affected in conjunction with the balance sheet restructuring transactions noted earlier.

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

The decrease in the average yield on debt securities reflected a 78 basis point decline in the yield on taxable securities to 1.17% during the year ended June 30, 2013 from 1.95% for the year ended June 30, 2012. For those same comparative periods, the yield on tax-exempt securities increased 96 basis points to 1.95% from 0.99%. The increase in the average balance of debt securities was partly attributable to a $92.8 million increase in the average balance of taxable securities to $160.6 million for the year ended June 30, 2013 from $67.7 million for the year ended June 30, 2012. For those same comparative periods, the average balance of tax-exempt securities increased by $14.0 million to $21.1 million from $7.0 million.

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

The changes in the average balance and average yield on other interest-earning assets between comparative periods largely reflects the reinvestment of a portion of our excess liquidity that had been maintained during the earlier comparative period into the investment securities portfolio. Such reinvestment reduced the average balance of interest-earning cash which generally represents the lowest yielding asset within this category of interest-earning assets.

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

Provision for Loan Losses. The provision for loan losses totaled $4,464,000 for the year ended June 30, 2013 compared to a provision of $5,750,000 for the year ended June 30, 2012. The provisions for both periods partly reflected impairment losses identified on specific impaired loans while also reflecting the impact of changes in the balance of the non-impaired portion of the loan portfolio which is evaluated collectively for impairment using historical and environmental loss factors. Such factors were updated during each period in accordance with our allowance for loan loss calculation methodology.

Non-Interest Income. Non-interest income, excluding gains and losses on the sale of securities and REO, increased by $1.3 million to $6.7 million for the year ended June 30, 2013 from $5.4 million for the year ended June 30, 2012. The increase in non-interest income, excluding securities and REO gains and losses, was primarily attributable to a $1.2 million increase in income from bank owned life insurance resulting from a comparative increase in our average balance between periods. Less noteworthy variances in non-interest income included an increase in loan prepayment penalties included in fees and service charges as well as an increase in electronic banking fees and charges arising from an increase in ATM and debit card usage by customers. Partially offsetting these increases in non-interest income was a $104,000 decline in loan sale gains to $557,000 for the year ended June 30, 2013 from $661,000 for the year ended June 30, 2012 reflecting a decline the volume of SBA loan originations and sales during fiscal 2013.

Miscellaneous income for the year ended June 30, 2013 also included a $100,000 gain on the sale of a parcel of vacant land adjacent to one of our branches. The parcel had originally been acquired for branch expansion purposes, but was ultimately sold after we were unable to procure the required approvals for the expansion. Offsetting this increase in miscellaneous income was the absence in the current year of a $245,000 payment received by Kearny Bank during the prior fiscal year from a tenant in return for the discharge of their future obligations under the terms of a commercial lease agreement where Kearny Bank served as lessor.

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

As noted earlier, at June 30, 2013, we held a total of eight REO properties with an aggregate carrying value of $2.1 million. Two REO properties with aggregate carrying values totaling $581,000 were under contract for sale at June 30, 2013 with such values reflecting the net sale proceeds that we expected to receive based upon the terms of those contracts.

Finally, non-interest income during the year ended June 30, 2013 reflected net gains on sales of securities totaling $10.4 million attributable to the sale of mortgage-backed securities totaling approximately $432.4 million during the period. The securities sold during the current period included $330.0 million of agency mortgage backed securities sold during the quarter ended March 31, 2013 in conjunction with the restructuring transaction noted earlier through which we recognized $9.1 million in gains on sale. Those sale gains were augmented by an additional $1.3 million of sale gains resulting from the sale of an additional $102.3 million of agency mortgage-backed securities during the year that were separate from the restructuring transaction.

The sale gains during the current year were partially offset by losses totaling $6,000 arising from the sale of $24,000 of non-agency collateralized mortgage obligations that had fallen below our investment grade thresholds. We recognized $6,000 in losses during the earlier comparative period ended June 30, 2012 that resulted from a sale of $38,000 of non-agency collateralized mortgage obligations on that same basis.

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

Salaries and employee benefits increased by $1.7 million to $35.4 million from $33.7 million reflecting increases in expenses resulting, in part, from annual wage and salary increases as well as our strategic efforts to expand our commercial lending origination and support staff. The increase also reflected increases in health care benefit costs that went into effect during fiscal 2013.

The noted increase in premises occupancy expense largely reflected non-recurring facility-related repairs and maintenance expenses, a portion of which were necessitated by damage caused by Hurricane Sandy at a limited number of our branches located in or near certain New Jersey shore communities. In general, the facility-related damages caused by the hurricane were cosmetic in nature as evidenced by all 41 of our then-operating branches re-opening within two weeks of the hurricane. The increase in occupancy expenses also reflected a higher level of seasonal facility maintenance costs during fiscal 2013, including those relating to snow removal, arising from the extraordinarily mild winter that was experienced during fiscal 2012.

The reported increase in equipment and systems expense reflects, in part, temporary redundancy of data communication service provider charges associated with the ongoing upgrades to our wide area network infrastructure. The increase also reflects an increase in overall information technology repairs and maintenance costs between periods that includes a comparative increase in software maintenance expenses. Finally, equipment and systems expense during the earlier comparative period also reflected one-time adjustments reducing certain estimated expenses relating to the conversion and integration of systems and data acquired from Central Jersey Bancorp, Inc. (“Central Jersey”) for which no such adjustments were recorded during the current period.

The reported increase in federal deposit insurance expense largely reflects changes in Kearny Bank’s assessment rates charged by the FDIC as well as modest fluctuations in the assessment base used in the calculation of Kearny Bank’s deposit insurance premiums.

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

Provision for Income Taxes. The provision for income taxes decreased $526,000 to $2.3 million for the year ended June 30, 2013 from $2.8 million for the year ended June 30, 2012. The variance in income taxes between comparative years was partly attributable to the underlying differences in the taxable portion of pre-tax income between comparative periods. However, the variance also reflected Kearny Bank’s recognition of income tax benefits during the current period arising from the recognition of capital gains resulting from the restructuring transaction and sale of land noted earlier. Such gains enabled us to recognize the income tax benefits attributable to capital losses incurred during prior years for which no deferred benefit had been previously recognized.

Our effective tax rate during the year ended June 30, 2013 was 25.7% which, in relation to statutory income tax rates, reflected the combined effects of recurring tax-favored income sources included in pre-tax income as well as the tax benefit recognized from prior capital losses noted above. By comparison, our effective tax rate for the year ended June 30, 2012 was 35.3%.

Average Balance Sheet. The following table sets forth certain information relating to Kearny-Federal at and for the periods indicated. We derived the average yields and costs by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented with daily balances used to derive average balances. No tax equivalent adjustments have been made to yield or costs.

			For the Years Ended June 30,
	At June 30, 2014		2014			2013			2012
	Actual Balance	Weighted Average Interest Rate	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,741,471	4.27%	$1,548,746	$66,794	4.31%	$1,309,085	$61,500	4.70%	$1,250,307	$63,960	5.12%
Mortgage-backed securities(2)	728,460	2.66	803,211	20,827	2.59	1,020,425	23,688	2.32	1,181,237	32,435	2.75
Debt securities(2):
Tax-exempt	99,602	1.94	94,737	1,839	1.94	21,083	411	1.95	7,045	70	0.99
Taxable	528,040	1.28	446,644	5,341	1.20	160,594	1,884	1.17	67,748	1,319	1.95
Other interest-earning assets(3)	146,621	0.74	133,856	1,018	0.76	139,698	775	0.55	144,527	765	0.53

Total interest-earning assets	3,244,194	3.19	3,027,194	95,819	3.17	2,650,885	88,258	3.33	2,650,864	98,549	3.72
Non-interest-earning assets	265,815		252,005			271,342			257,407

Total assets	$3,510,009		$3,279,199			$2,922,227			$2,908,271

Interest-bearing liabilities:
Interest-bearing demand	700,248	0.24	722,999	3,790	0.52	494,625	1,847	0.37	454,166	2,690	0.59
Savings and club	518,421	0.16	473,917	739	0.16	445,470	878	0.20	414,560	1,376	0.33
Certificates of deposit	1,037,218	1.09	974,426	10,009	1.03	1,037,150	11,986	1.16	1,128,802	16,206	1.44

Total interest-bearing deposits	2,255,887	0.61	2,171,342	14,538	0.67	1,977,245	14,711	0.74	1,997,528	20,272	1.01

Borrowings	512,257	1.17	420,282	7,460	1.77	253,626	7,290	2.87	250,859	8,097	3.23

Total interest-bearing liabilities	2,768,144	0.72	2,591,624	21,998	0.85	2,230,871	22,001	0.99	2,248,387	28,369	1.26
Non-interest-bearing liabilities(4)	247,189		219,082			203,255			172,638

Total liabilities	3,015,333		2,810,706			2,434,126			2,421,025
Stockholders’ equity	494,676		468,493			488,101			487,246

Total liabilities and stockholders’ equity	$3,510,009		$3,279,199			$2,922,227			$2,908,271

Net interest income				$73,821			$66,257			$70,180

Interest rate spread(5)		2.47%			2.32%			2.34%			2.46%

Net interest margin(6)					2.44%			2.50%			2.65%

Ratio of interest-earning assets to interest-bearing liabilities	1.17x		1.17x			1.18x			1.18x

(1)	Non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.
(2)	Mark to market valuation allowances have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and Federal Home Loan Bank of New York capital stock.
(4)	Includes actual balance of non-interest-bearing deposits of $224,054,000 at June 30, 2014 and average balances of non-interest-bearing deposits of $196,490,000, $172,954,000, and $145,458,000 for the years ended June 30, 2014, 2013 and 2012, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The following table reflects the sensitivity of Kearny-Federal’s interest income and interest expense to changes in volume and in prevailing interest rates during the periods indicated. Each category reflects the: (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rate (changes in rate multiplied by old volume); and (3) net change. The net change attributable to the combined impact of volume and rate has been allocated proportionally to the absolute dollar amounts of change in each.

	Years Ended June 30, 2014 vs. 2013			Years Ended June 30, 2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Net loans receivable	$10,669	$(5,375)	$5,294	$2,930	$(5,390)	$(2,460)
Mortgage-backed securities	(5,412)	2,551	(2,861)	(4,071)	(4,676)	(8,747)
Debt securities:
Tax-exempt	1,430	(2)	1,428	229	112	341
Taxable	3,408	49	3,457	1,255	(690)	565
Other interest-earning assets	(34)	277	243	(22)	32	10

Total interest-earning assets	$10,061	$(2,500)	$7,561	$321	$(10,612)	$(10,291)

Interest expense:
Interest-bearing demand	$1,035	$908	$1,943	$223	$(1,066)	$(843)
Savings and club	53	(192)	(139)	92	(590)	(498)
Certificates of deposit	(693)	(1,284)	(1,977	(1,243)	(2,977)	(4,220)
Borrowings	3,632	(3,462)	170	90	(897)	(807)

Total interest-bearing liabilities	$4,027	$(4,030)	$(3)	$(838)	$(5,530)	$(6,368)

Change in net interest income	$6,034	$1,530	$7,564	$1,159	$(5,082)	$(3,923)

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

Kearny Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. We attempt to maintain adequate but not excessive liquidity and liquidity management is both a daily and long-term function of business management.

Cash and cash equivalents, consisting primarily of deposits in other banks, increased by $8.0 million to $135.0 million at June 30, 2014 from $127.0 million at June 30, 2013. The balances reported at June 30, 2014 included interest-earning and non-interest-earning accounts in other banks totaling $120.6 million and $4.1 million, respectively, primarily representing deposit relationships with two money center banks as well as accounts with the FHLB of New York and Federal Reserve Bank of New York. The largest money center account relationship totaled approximately $3.6 million at June 30, 2014 with the next largest money center banking relationship totaling approximately $283,000 as of that same date. Management routinely transfers funds between depository institutions to maximize the return on the funds.

Management reviews cash flow projections regularly and updates them monthly in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At June 30, 2014, Kearny Bank had commitments to originate and purchase loans totaling $29.2 million compared to $60.6 million at June 30, 2013. As of those same comparative dates, construction loans in process and unused lines of credit were $6.4 million and $59.8 million, respectively, compared to $11.1 million and $69.4 million, respectively. Kearny Bank had $581.5 million of certificates of deposit maturing in one year at June 30, 2014 compared to $646.6 million at June 30, 2013.

Deposits increased $109.4 million to $2.48 billion at June 30, 2014 from $2.37 billion at June 30, 2013. Between those comparative periods, non-interest-bearing demand deposits increased $33.1 million to $224.1 million, interest-bearing demand deposits decreased $31.3 million to $700.2 million, savings and club deposits increased $51.9 million to $518.4 million while certificates of deposit increased $55.8 million to $1.04 billion. The decrease in interest-bearing checking accounts partly reflects fluctuations in the balances of “non-retail” funding sources in the form of brokered money market deposits utilized in conjunction with our wholesale growth transactions discussed earlier coupled with some degree of disintermediation of retail deposits into other interest-bearing accounts.

Borrowings from the FHLB of New York and other sources are generally available to supplement Kearny Bank’s liquidity position and to the extent that maturing deposits do not remain with us, management may replace the funds with such borrowings. Kearny Bank has the capacity to borrow additional funds from the FHLB by taking additional long-term or short-term advances including overnight borrowings. As of June 30, 2014, Kearny Bank’s borrowing potential was $327.2 million without pledging additional collateral.

The following table discloses our contractual obligations and commitments as of June 30, 2014.

	Total	Less Than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years
	(In Thousands)
Operating lease obligations	$10,038	$1,761	$3,084	$1,932	$3,261
Certificates of deposit	1,037,218	581,543	277,479	171,732	6,464
Federal Home Loan Bank advances	481,490	320,000	10,500	5,225	145,765

Total	$1,528,746	$903,304	$291,063	$178,889	$155,490

	Total Committed	Less Than One Year	One to Three Years	Over Three Years to Five Years	Over 5 Years
	(In Thousands)
Undisbursed funds from approved lines of credit(1)	$59,835	$17,237	$6,029	$4,784	$31,785
Construction loans in process(1)	6,385	6,385	—	—	—
Other commitments to extend credit(1)	29,176	29,176	—	—	—

Total	$95,396	$52,798	$6,029	$4,784	$31,785

(1)	Represents amounts committed to customers.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At June 30, 2014, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

In addition to the commitments noted above, Kearny Bank is party to standby letters of credit totaling approximately $519,000 at June 30, 2014 through which we guarantee certain specific business obligations of our commercial customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. At June 30, 2014, outstanding loan commitments totaled $94.5 million compared to $141.1 million at June 30, 2013. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2014, see Note 19 to the audited consolidated financial statements.

Capital

Consistent with our goals to operate as a sound and profitable financial organization, Kearny Bank actively seeks to maintain our well capitalized status in accordance with regulatory standards. As of June 30, 2014, Kearny Bank exceeded all capital requirements of the federal banking regulators. Kearny Bank’s regulatory capital ratios at June 30, 2014 were as follows: Tier 1 leverage ratio 10.75%; Tier I risk-based capital 19.78%; and total risk-based capital 20.45%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively. For additional information regarding regulatory capital at June 30, 2014, see Note 17 to the audited consolidated financial statements. Kearny Bank will be considered to be well capitalized under the new capital requirements effective January 1, 2015.

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

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by us, please refer to Note 3 to the audited consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk and Market Risk

Qualitative Analysis. The majority of our assets and liabilities are sensitive to changes in interest rates. Consequently, interest rate risk is a significant form of business risk that we must manage. Interest rate risk is generally defined in regulatory nomenclature as the risk to our earnings or capital arising from the movement of interest rates. It arises from several risk factors including: the differences between the timing of rate changes and the timing of cash flows (re-pricing risk); the changing rate relationships among different yield curves that affect bank activities (basis risk); the changing rate relationships across the spectrum of maturities (yield curve risk); and the interest-rate-related options embedded in bank products (option risk).

Regarding the risk to our earnings, movements in interest rates significantly influence the amount of net interest income we recognized. Net interest income is the difference between:

•	the interest income recorded on our earning assets, such as loans, securities and other interest-earning assets; and

•	the interest expense recorded on our costing liabilities, such as interest-bearing deposits and borrowings.

Net interest income is, by far, our largest revenue source to which we add our non-interest income and from which we deduct our provision for loan losses, non-interest expense and income taxes to calculate net income. Movements in market interest rates, and the effect of such movements on the risk factors noted above, significantly influence the “spread” between the interest we earned on our loans, securities and other interest-earning assets and the interest paid on our deposits and borrowings. Movements in interest rates that increase, or “widen”, that net interest spread enhance our net income. Conversely, movements in interest rates that reduce, or “tighten”, that net interest spread adversely impact our net income.

For any given movement in interest rates, the resulting degree of movement in an institution’s yield on interest-earning assets compared with that of its cost of interest-bearing liabilities determines if an institution is deemed “asset sensitive” or “liability sensitive”. An asset sensitive institution is one whose yield on interest-earning assets reacts more quickly to movements in interest rates than its cost of interest-bearing liabilities. In general, the earnings of asset sensitive institutions are enhanced by upward movements in interest rates through which the yield on its interest-earning assets increases faster than its cost of interest-bearing liabilities resulting in a widening of its net interest spread. Conversely, the earnings of asset sensitive institutions are adversely impacted by downward movements in interest rates through which the yield on its interest-earning assets decreases faster than its cost of interest-bearing liabilities resulting in a tightening of its net interest spread.

In contrast, a liability sensitive institution is one whose cost of interest-bearing liabilities reacts more quickly to movements in interest rates than its yield on interest-earning assets. In general, the earnings of liability sensitive institutions are enhanced by downward movements in interest rates through which the cost of interest-bearing liabilities decreases faster than its yield on its interest-earning assets resulting in a widening of its net interest spread. Conversely, the earnings of liability sensitive institutions are adversely impacted by upward movements in interest rates through which the cost of interest-bearing liabilities increases faster than its yield on its interest-earning assets resulting in a tightening of its net interest spread.

The degree of an institution’s asset or liability sensitivity is traditionally represented by its “gap position”. In general, gap is a measurement that describes the net mismatch between the balance of an institution’s interest-earning assets that are maturing and/or re-pricing over a selected period of time compared to that of its interest-costing liabilities. Positive gaps represent the greater dollar amount of interest-earning assets maturing or re-pricing over the selected period of time than interest-costing liabilities. Conversely, negative gaps represent the greater dollar amount of interest-costing liabilities maturing or re-pricing over the selected period of time than interest-earning assets. The degree to which an institution is asset or liability sensitive is reported as a negative or positive percentage of assets, respectively. The industry commonly focuses on cumulative one-year and three-year gap percentages as fundamental indicators of interest rate risk sensitivity.

Based upon the findings of our internal interest rate risk analysis, we are considered to be liability sensitive. Liability sensitivity characterizes the balance sheets of many thrift institutions and is generally attributable to the comparatively shorter contractual maturity and/or re-pricing characteristics of the institution’s deposits and borrowings versus those of its loans and investment securities.

With respect to the maturity and re-pricing of our interest-bearing liabilities, at June 30, 2014, $581.5 million or 56.1% of our certificates of deposit mature within one year with an additional $187.4 million or 18.1% maturing after one year but within two years. The remaining $268.3 million, or 25.9% of certificates, at June 30, 2014 have remaining terms to maturity exceeding two years. Based on current market interest rates, the majority of these certificates are projected to re-price to a level at or below their current rates to the extent they remain with us at maturity and are renewed at the same original term to maturity.

Excluding fair value adjustments, the balance of FHLB advances totaled $481.5 million at June 30, 2014 and comprises both short-term and long-term advances with fixed rates of interest. Short-term FHLB advances generally have original maturities of less than one year and include overnight borrowings which Kearny Bank typically utilizes to address short term funding needs as they arise. At June 30, 2014, Kearny Bank had a total of $320.0 million of short-term FHLB advances, including $300.0 million of 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. Based on this presumption, Kearny Bank has utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for period of five years.

Short-term advances also included one fixed-rate FHLB advance with a fair value of $3.0 million assumed in conjunction with Kearny Bank’s acquisition of Atlas Bank on June 30, 2014 as well as $17.0 million of overnight borrowings from the FHLB drawn for daily liquidity management purposes.

Long-term advances generally include term advances with original maturities of greater than one year. At June 30, 2014, our outstanding balance of long-term FHLB advances totaled $161.5 million. Such advances included $145.0 million of advances as well as a $764,000 amortizing advance. Long-term advances also included four FHLB advances with fair values totaling $15.7 million assumed in conjunction with Kearny Bank’s acquisition of Atlas Bank on June 30, 2014.

With respect to the maturity and re-pricing of our interest-earning assets, at June 30, 2014, $64.1 million, or 3.7% of our total loans will reach their contractual maturity dates within one year with the remaining $1.68 billion, or 96.3% of total loans having remaining terms to contractual maturity in excess of one year. Of loans maturing after one year, $1.07 billion had fixed rates of interest while the remaining $613.4 million had adjustable rates of interest with such loans representing 63.5% and 36.5% of total loans, respectively.

At June 30, 2014, $5.8 million or 0.4% of our securities will reach their contractual maturity dates within one year with the remaining $1.35 billion, or 99.6% of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $969.4 million comprising 71.5% of our total securities had fixed rates of interest while the remaining $380.9 million comprising 28.1% of our total securities had adjustable or floating rates of interest.

At June 30, 2014, mortgage-related assets, including mortgage loans and mortgage-backed securities, total $2.4 billion and comprise 73.4% of total earning assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, have a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

We generally retained our liability sensitivity throughout fiscal 2014 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, increased during the period. Specifically, our cumulative one-year gap percentage changed to (12.08)% from (1.87)% at June 30, 2013 while our cumulative three-year gap percentage changed from (14.20)% to 0.11% over those same comparative periods.

The change in our one-year and three-year gaps between comparative periods reflects, in part, modeling assumption changes regarding our brokered money market deposits. This change resulted in a reallocation of brokered money market balances into the one-month re-pricing bucket for gap analysis reporting purposes for periods beginning in fiscal 2014. By contrast, at June 30, 2013, core deposit decay assumptions had been utilized to allocate such balances across the various re-pricing intervals across the maturity gap horizon. This change increased the balance of liabilities re-pricing within the cumulative one and three year periods thereby widening the negative gap reported for those periods.

Other factors contributing to the widening of the negative gaps for the cumulative one and three year intervals include a reduced balance of loan-related cash flows re-pricing within those periods due to slowing of mortgage loan prepayment assumptions coupled with the additional utilization of short-term FHLB advances which increased the balance of interest-bearing liabilities re-pricing within those periods. Our one-year and three-year gap measures do not currently reflect the effect of our interest rate derivatives and the effective extension of liability duration arising from their use as cash flow hedges.

As a liability-sensitive institution, our net interest spread is generally expected to benefit from overall reductions in market interest rates. Conversely, our net interest spread is generally expected to be adversely impacted by overall increases in market interest rates. However, the general effects of movements in market interest rates can be diminished or exacerbated by “nonparallel” movements in interest rates across a yield curve. Nonparallel movements in interest rates generally occur when shorter term and longer term interest rates move disproportionately in a directionally consistent manner. For example, shorter term interest rates may decrease faster than longer term interest rates which would generally result in a “steeper” yield curve. Alternately, nonparallel movements in interest rates may also occur when shorter term and longer term interest rates move in a directionally inconsistent manner. For example, shorter term interest rates may rise while longer term interest rates remain steady or decline which would generally result in a “flatter” yield curve.

At its extreme, a yield curve may become “inverted” for a period of time during which shorter term interest rates exceed longer term interest rates. While inverted yield curves do occasionally occur, they are generally considered a “temporary” phenomenon portending a change in economic conditions that will restore the yield curve to its normal, positively sloped shape.

In general, the interest rates paid on our deposits tend to be determined based upon the level of shorter term interest rates. By contrast, the interest rates earned on our loans and investment securities generally tend to be based upon the level of longer term interest rates to the extent such assets are fixed rate in nature. As such, the overall “spread” between shorter term and longer interest rates when earning assets and costing liabilities re-price greatly influences our overall net interest spread over time. In general, a wider spread between shorter term and longer term interest rates, implying a “steeper” yield curve, is beneficial to our net interest spread. By contrast, a narrower spread between shorter term and longer term interest rates, implying a “flatter” yield curve, or a negative spread between those measures, implying an inverted yield curve, adversely impacts our net interest spread.

We continue to execute various strategies to mitigate the risk to our net interest rate spread and margin arising from adverse changes in interest rates and the shape of the yield curve. Such strategies include deploying excess liquidity in higher yielding interest-earning assets, such as commercial loans and investment securities, while continuing to lower our cost of interest-bearing liabilities by reducing deposit offering rates. More recently, we have extended the duration of our wholesale funding sources through cost effective use of interest rate derivatives that effectively converted short-term wholesale funding sources into longer-term, fixed-rate funding sources. Through various deposit pricing strategies, we have allowed for some controlled outflow of shorter term certificates while attracting term deposits with longer maturities through both our retail and “non-retail” deposit listing service channels.

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on our interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates in recent years compared to the lesser concurrent reductions in shorter term market interest rates that affect our cost of interest-bearing liabilities. In particular, our ability to further reduce the cost of our interest-bearing deposits is increasingly limited since most deposit offering rates already well below 1.00% at June 30, 2014. Moreover, our liability sensitivity may adversely affect net income in the future when market interest rates ultimately increase from their historical lows and our cost of interest-bearing liabilities may rise faster than our yield on interest-earning assets.

Given the inherent liability sensitivity of our balance sheet, our business plan also calls for greater expansion into C&I lending. Toward that end, we are continuing to expand our retail lending resources with an experienced team of business lenders focused on the origination of floating-rate and shorter-term fixed-rate loans and the corresponding core deposit account balances typically associated with such relationships. As a complement to this retail business lending strategy, we have implemented strategies through which floating-rate and other shorter-term fixed-rate C&I loans are acquired through wholesale resources.

We maintain an Asset/Liability Management (“ALM”) Program to address all matters relating to the management of interest rate risk and liquidity risk. The program is overseen by the Board of Directors through our Interest Rate Risk Management Committee comprising five members of the Board with our Chief Operating Officer, Chief Financial Officer and Chief Risk/Investment Officer participating as management’s liaison to the committee. The committee meets quarterly to address management of our assets and liabilities, including review of our liquidity and interest rate risk profiles, loan and deposit pricing and production volumes, investment and wholesale funding strategies, and a variety of other asset and liability management topics. The results of the committee’s quarterly review are reported to the full Board, which adjusts our ALM policies and strategies, as it considers necessary and appropriate.

The Board of Directors has assigned the responsibility for the operational aspects of the ALM program to our Asset/Liability Management Committee (“ALCO”). The ALCO is a management committee comprising the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Branch Administrator, Chief Risk/Investment Officer, Treasurer and Controller. Additional members of our management team may be asked to participate on the ALCO, as appropriate.

Responsibilities conveyed to the ALCO by the Board of Directors include:

•	developing ALM-related policies and associated operating procedures and controls that will identify and measure the risks associated with ALM while establishing the limits and thresholds relating thereto;

•	developing ALM-related operating strategies and tactics designed to manage the relevant risks within the applicable policy thresholds and limits while supporting the achievement of the goals and objectives of our strategic business plan;

•	developing, implementing and maintaining a management- and Board-level ALM monitoring and reporting system;

•	ensuring that the ALCO and the Board of Directors are kept abreast of current technologies, procedures and industry best practices that may be utilized to carry out their ALM-related duties and responsibilities;

•	ensuring the periodic independent validation of Kearny Bank’s ALM risk management policies and operating practices and controls; and

•	conducting periodic ALCO committee meetings to review all matters relating to ALM strategies and risk management activities.

Quantitative Analysis. The quantitative analysis regularly conducted by management measures interest rate risk from both a capital and earnings perspective. With regard to capital, our internal interest rate risk analysis calculates the sensitivity of our EVE ratio to movements in interest rates. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. In essence, EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. The degree to which the EVE ratio changes for any hypothetical interest rate scenario from its “base case” measurement is a reflection of an institution’s sensitivity to interest rate risk.

Our EVE ratio is first calculated in a “base case” scenario that assumes no change in interest rates as of the measurement date. The model then measures the change in the EVE ratio throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain “down rate” scenarios during periods of lower market interest rates. Our interest rate risk management policy establishes acceptable floors for the EVE ratio and caps for the maximum change in the EVE ratio throughout the scenarios modeled.

As illustrated in the tables below, our EVE would be negatively impacted by an increase in interest rates. This result is expected given our liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of our interest-bearing liabilities compared with that of our interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of our assets compared to the beneficial impact arising from the reduced present value of our liabilities. Hence, our EVE and EVE ratio decline in the increasing interest rate scenarios. Historically low interest rates at June 30, 2014 and June 30, 2013 precluded the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of our internal EVE analysis as of June 30, 2014 and June 30, 2013, respectively.

	At June 30, 2014
	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets
Changes in Rates (1)	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
	(In Thousands)
+300 bps	221,884	(196,106)	(47)%	7.20%	(509) bps
+200 bps	297,815	(120,175)	(29)%	9.34%	(295) bps
+100 bps	365,983	(52,007)	(12)%	11.11%	(118) bps
0 bps	417,990	—	—	12.29%	—

	At June 30, 2013
	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets
Changes in Rates (1)	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
	(In Thousands)
+300 bps	225,946	(192,783)	(46)%	8.13%	(550) bps
+200 bps	309,100	(109,629)	(26)%	10.71%	(292) bps
+100 bps	378,311	(40,418)	(10)%	12.67%	(96) bps
0 bps	418,729	—	—	13.63%	—

(1)	The (100) bps, (200) bps and (300) bps scenarios are not shown due to the low prevailing interest rate environment.

The dollar amount of EVE throughout the scenarios modeled remained generally stable between comparative periods. As such, the declines in the EVE ratio largely reflect the overall growth in interest-earning assets and interest-bearing liabilities during the period. Notwithstanding the noted changes in EVE and the EVE ratios, the sensitivity of those measures to movements in interest rates between comparative periods remained fairly stable as reflected by consistent percentage changes in EVE across the various interest rate scenarios modeled.

There are numerous internal and external factors that may contribute to changes in an institution’s EVE sensitivity. Internally, changes in the composition and allocation of an institution’s balance sheet and the interest rate risk characteristics of its components can significantly alter the exposure to interest rate risk as quantified by the changes in the EVE sensitivity measures. However, changes to certain external factors, most notably changes in the level of market interest rates and overall shape of the yield curve, can significantly alter the projected cash flows of the institution’s interest-earning assets and interest-costing liabilities and the associated present values thereof. Changes in internal and external factors from period to period can complement one another’s effects to reduce overall sensitivity, partly or wholly offset one another’s effects, or exacerbate one another’s adverse effects and thereby increase the institution’s exposure to interest rate risk as quantified by EVE sensitivity measures.

Our internal interest rate risk analysis also includes an “earnings-based” component which, compared to EVE-based analysis, generally focuses on shorter-term exposure to interest rate risk. A quantitative, earnings-based approach to measuring interest rate risk is strongly encouraged by bank regulators as a complement to the “EVE-based” methodology. However, there are no commonly accepted “industry best practices” that specify the manner in which “earnings-based” interest rate risk analysis should be performed with regard to certain key modeling variables. Such variables include, but are not limited to, those relating to rate scenarios (e.g., immediate and permanent rate “shocks” versus gradual rate change “ramps”, “parallel” versus “nonparallel” yield curve changes), measurement periods (e.g., one year versus two year, cumulative versus noncumulative), measurement criteria (e.g., net interest income versus net income) and balance sheet composition and allocation (“static” balance sheet, reflecting reinvestment of cash flows into like instruments, versus “dynamic” balance sheet, reflecting internal budget and planning assumptions).

We are aware that the absence of a commonly shared, industry-standard set of analysis criteria and assumptions on which to base an “earnings-based” analysis could result in inconsistent or misinterpreted disclosure concerning an institution’s level of interest rate risk. Consequently, we limit the presentation of our earnings-based interest rate risk analysis to the scenarios presented in the table below. Consistent with the EVE analysis above, such scenarios utilize immediate and permanent rate “shocks” that result in parallel shifts in the yield curve. For each scenario, projected net interest income is measured over a one year period utilizing a static balance sheet assumption through which incoming and outgoing asset and liability cash flows are reinvested into the same instruments. Product pricing and earning asset prepayment speeds are appropriately adjusted for each rate scenario.

As illustrated in the tables below, our net interest income would be negatively impacted by a parallel upward shift in the yield curve. Like the EVE results presented earlier, this result is expected given our liability sensitivity noted earlier. The tables below reflect a noteworthy decrease in the sensitivity of net interest income to movements in interest rates between the comparative periods as analyzed from this earnings-based perspective. Such decreases largely reflect the aggregate effects of the various balance sheet management strategies we are currently undertaking to reduce our exposure to interest rate risk.

At June 30, 2014
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	—	Static	0 bps	One Year	$77,238	$—	—%
Immediate and permanent	Parallel	Static	100 bps	One Year	76,140	(1,098)	(1.42)
Immediate and permanent	Parallel	Static	200 bps	One Year	75,506	(1,732)	(2.24)
Immediate and permanent	Parallel	Static	300 bps	One Year	74,726	(2,512)	(3.25)

At June 30, 2013
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	—	Static	0 bps	One Year	$72,762	$—	—%
Immediate and permanent	Parallel	Static	100 bps	One Year	70,604	(2,158)	(2.97)
Immediate and permanent	Parallel	Static	200 bps	One Year	68,736	(4,026)	(5.53)
Immediate and permanent	Parallel	Static	300 bps	One Year	66,337	(6,425)	(8.83)

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On July 3, 2013, we dismissed ParenteBeard LLC, which had previously served as our independent accountant. The decision to dismiss ParenteBeard LLC was approved by the Audit Committee of the Board of Directors.

The audit report of ParenteBeard LLC on the consolidated statements of financial condition, income, comprehensive income, changes in stockholders’ equity, and cash flows of Kearny-Federal for the year ended June 30, 2012 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended June 30, 2012 and through the subsequent interim period preceding the date of ParenteBeard LLC’s dismissal, there were: (1) no disagreements between us and ParenteBeard LLC on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of ParenteBeard LLC would have caused them to make reference thereto in their report on Kearny-Federal’s financial statements for such year, and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

On July 3, 2013, the Audit Committee of the Board of Directors engaged BDO USA, LLP as Kearny-Federal’s independent registered public accounting firm. During the fiscal years ended June 30, 2012 and 2011 and the subsequent interim period preceding the engagement of BDO USA, LLP, Kearny-Federal did not consult with BDO USA, LLP regarding (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on Kearny-Federal’s financial statements, and BDO USA, LLP did not provide any written report or oral advice that BDO USA, LLP concluded was an important factor considered by Kearny-Federal in reaching a decision as to any such accounting, auditing or financial report issues; or (3) any matter that was either the subject of a disagreement with ParenteBeard LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or the subject of a reportable event.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I – Election of Directors” and “Corporate Governance” in the Registrant’s definitive proxy statement for the Registrant’s 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Principal Holders of Our Common Stock” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2014 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	(A)	(B)	(C)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2005 Stock Compensation and Incentive Plan (1)	3,035,122	$12.37	411,856
Equity compensation plans not approved by stockholders:
None.	N/A	N/A	N/A

Total	3,035,122	$12.37	411,856

(1)	The number of securities reported in column (A) includes 2,824,122 vested options and 211,000 non-vested options outstanding as of June 30, 2014. In addition to these options, restricted stock awards of 87,500 shares were also non-vested as of June 30, 2014. The non-vested options and restricted stock awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter. As of June 30, 2014, there were 18,959 restricted shares and 392,897 options remaining available for award under the approved equity compensation plans and are reported under column (C) as securities remaining available for future issuance under such plans.

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

(3) The following exhibits are filed as part of this report:

3.1	Charter of Kearny Financial Corp.*

3.2	Bylaws of Kearny Financial Corp. **

4	Stock Certificate of Kearny Financial Corp*

10.1	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood**†

10.2	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi**†

10.3	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce**†

10.4	Employment Agreement between Kearny Federal Savings Bank and Craig Montanaro***†

10.5	Employment Agreement between Kearny Financial Corp. and Craig Montanaro†

10.6	Directors Consultation and Retirement Plan*†

10.7	Benefit Equalization Plan for Pension Plan*†

10.8	Benefit Equalization Plan for Employee Stock Ownership Plan*†

10.9	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan ****†

10.10	Kearny Federal Savings Bank Director Life Insurance Agreement*****†

10.11	Kearny Federal Savings Bank Executive Life Insurance Agreement*****†

10.12	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer******†

10.13	Kearny Federal Savings Bank Senior Management Incentive Plan*******

11	Statement regarding computation of earnings per share

16	Letter regarding Change in Certifying Accountant ********

21	Subsidiaries of the Registrant

23.1	Consent of BDO USA, LLP

23.2	Consent of ParenteBeard LLC

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certification

101	Interactive Data Files‡

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
‡	Attached as Exhibits 101 to this Annual Report on Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).
*	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
**	Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008 (File No. 000-51093)
***	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2012 (File No. 000-51093)
****	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204)
*****	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on August 18, 2005. (File No. 000-51093).
******	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2011. (File No. 000-51093).
*******	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on September 2, 2014. (File No. 000-51093).
********	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on July 5, 2013. (File No. 000-51093).

September  5, 2014

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

General guidance from the SEC staff provides that if a registrant consummates a material purchase business combination during its fiscal year and it is not possible to conduct an assessment of the acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment, management may exclude the acquired business from management’s report on internal control over financial reporting. As previously described in this annual report, the Company completed an acquisition of Atlas Bank on June 30, 2014, with Atlas Bank merging with and into the Company. In accordance with the SEC staff guidance, our management excluded Atlas Bank from management’s report on internal control over financial reporting as of June 30, 2014. The fair value of net assets acquired through the merger at June 30, 2014 was $15.7 million constituting 0.4% of the Company’s total assets as of that date.

The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on its assessment, management believes that, as of June 30, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2014, a copy of which is included in this annual report.

/s/ Craig L. Montanaro	/s/ Eric B. Heyer
Craig L. Montanaro	Eric B. Heyer
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Tel: +212 885-8000	100 Park Avenue
Fax: +212 697-1299	New York, NY 10017
www.bdo.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Kearny Financial Corp.

Fairfield, New Jersey

We have audited Kearny Financial Corp. and Subsidiaries’ (collectively the “Company”) internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kearny Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Atlas Bank, which was acquired on June 30, 2014, and which is included in the consolidated balance sheets of the Company as of June 30, 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. Atlas Bank constituted 3.4% and 3.2% of total assets and net assets, respectively, as of June 30, 2014, and had no impact on revenues and net income for the year then ended. Management did not access the effectiveness of internal control over financial reporting of Atlas Bank because of the timing of the acquisition which was completed on June 30, 2014. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Atlas Bank.

In our opinion, Kearny Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended and our report dated September 5, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

September 5, 2014

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Tel: +212 885-8000	100 Park Avenue
Fax: +212 697-1299	New York, NY 10017
www.bdo.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Kearny Financial Corp.

Fairfield, New Jersey

We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries (collectively the “Company”) as of June 30, 2014 and 2013 and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kearny Financial Corp. and Subsidiaries at June 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kearny Financial Corp.’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 5, 2014, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

September 5, 2014

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kearny Financial Corp.

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows of Kearny Financial Corp. and Subsidiaries (collectively the “Company”) for the year ended June 30, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Kearny Financial Corp. and Subsidiaries for the year ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania

September 13, 2012

except for the first paragraph of Note 3,

as to which the date is September 13, 2013

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30,
	2014	2013
	(In Thousands, Except Share and Per Share Data)

Assets
Cash and amounts due from depository institutions	$14,403	$13,102
Interest-bearing deposits in other banks	120,631	113,932

Cash and cash equivalents	135,034	127,034

Debt securities available for sale (amortized cost; 2014 $411,228; 2013 $305,283)	407,898	300,122
Debt securities held to maturity (fair value; 2014 $213,472; 2013 $202,328)	216,414	210,015

Loans receivable, including net yield adjustments 2014 $(1,397); 2013 $(847)	1,741,471	1,360,871
Less allowance for loan losses	(12,387)	(10,896)

Net loans receivable	1,729,084	1,349,975

Mortgage-backed securities available for sale (amortized cost; 2014 $432,802; 2013 $782,866)	437,223	780,652
Mortgage-backed securities held to maturity (fair value; 2014 $293,781; 2013 $96,447)	295,658	101,114
Premises and equipment	40,105	36,994
Federal Home Loan Bank of New York stock	25,990	15,666
Interest receivable	9,013	8,028
Goodwill	108,591	108,591
Bank owned life insurance	88,820	86,084
Deferred income tax assets, net	10,314	9,782
Other assets	5,865	11,303

Total Assets	$3,510,009	$3,145,360

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$224,054	$190,964
Interest-bearing	2,255,887	2,179,544

Total deposits	2,479,941	2,370,508

Borrowings	512,257	287,695
Advance payments by borrowers for taxes	9,001	7,840
Other liabilities	14,134	11,610

Total Liabilities	3,015,333	2,677,653

Stockholders’ Equity

Preferred stock, $0.10 par value; 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; 2014 73,781,587 shares issued, 2013 72,737,500 shares issued; 2014 67,267,865 outstanding; 2013 66,500,740 outstanding	7,378	7,274
Paid-in capital	231,870	215,722
Retained earnings	336,355	326,167
Unearned Employee Stock Ownership Plan shares; 2014 387,924; 2013 533,400 shares	(3,879)	(5,334)
Treasury stock, at cost; 2014 6,513,722; 2013 6,236,760 shares	(74,768)	(71,983)
Accumulated other comprehensive loss	(2,280)	(4,139)

Total Stockholders’ Equity	494,676	467,707

Total Liabilities and Stockholders’ Equity	$3,510,009	$3,145,360

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Income

	Years Ended June 30,
	2014	2013	2012
	(In Thousands, Except Per Share Data)
Interest Income
Loans	$66,794	$61,500	$63,960
Mortgage-backed securities	20,827	23,688	32,435
Securities:
Taxable	5,341	1,884	1,319
Tax-exempt	1,839	411	70
Other interest-earning assets	1,018	775	765

Total Interest Income	95,819	88,258	98,549

Interest Expense
Deposits	14,538	14,711	20,272
Borrowings	7,460	7,290	8,097

Total Interest Expense	21,998	22,001	28,369

Net Interest Income	73,821	66,257	70,180

Provision for Loan Losses	3,381	4,464	5,750

Net Interest Income after Provision for Loan Losses	70,440	61,793	64,430

Non-Interest Income
Fees and service charges	2,452	2,541	2,435
Gain on sale of securities	1,517	10,427	47
Gain on sale of loans	80	557	661
Loss on sale and write down of real estate owned	(441)	(775)	(3,330)
Income from bank owned life insurance	2,735	1,966	748
Electronic banking fees and charges	1,160	1,145	957
Miscellaneous	620	527	627

Total Non-Interest Income	8,123	16,388	2,145

Non-Interest Expenses
Salaries and employee benefits	35,774	35,406	33,688
Net occupancy expense of premises	7,031	6,625	6,528
Equipment and systems	8,982	7,596	7,190
Advertising and marketing	1,262	1,002	1,100
Federal deposit insurance premium	2,288	2,166	2,082
Directors’ compensation	690	698	678
Merger-related expenses	391	—	—
Debt extinguishment expenses	—	8,688	—
Miscellaneous	7,740	7,244	7,455

Total Non-Interest Expenses	64,158	69,425	58,721

Income before Income Taxes	14,405	8,756	7,854

Income Taxes	4,217	2,250	2,776

Net Income	$10,188	$6,506	$5,078

Net Income per Common Share (EPS)
Basic	$0.16	$0.10	$0.08

Diluted	$0.16	$0.10	$0.08

Weighted Average Number of Common Shares Outstanding
Basic	65,796	66,152	66,495

Diluted	65,836	66,152	66,495

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended June 30,
	2014	2013	2012
	(In Thousands)

Net Income	$10,188	$6,506	$5,078

Other Comprehensive Income (Loss):

Realized gain on securities available for sale, net of income tax expense of: 2014 $(622); 2013 $(4,277); 2012 $(22)	(901)	(6,156)	(31)

Unrealized gain (loss) on securities available for sale arising during the period, net of deferred income tax expense (benefit) of: 2014 $3,235; 2013 $(13,886); 2012 $5,401	6,754	(22,776)	8,004

Net loss on securities transferred from available for sale to held to maturity, net of deferred income tax benefit of: 2014 $(404); 2013 $ -; 2012 $ -	(586)	—	—

Fair value adjustments on derivatives, net of deferred income tax (benefit) expense of: 2014 $(2,699); 2013 $1,269; 2012 $ -	(3,909)	1,838	—

Benefit plan adjustments, net of deferred income tax expense (benefit) of: 2014 346; 2013 $(443); 2012 $132	501	(641)	191

Total Other Comprehensive Income (Loss)	1,859	(27,735)	8,164

Total Comprehensive Income (Loss)	$12,047	$(21,229)	$13,242

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2014, 2013 and 2012

	Common Stock				Unearned		Accumulated Other
	Shares		Paid-in	Retained	ESOP	Treasury	Comprehensive
	Outstanding	Amount	Capital	Earnings	Shares	Stock	Income	Total
	(In Thousands)

Balance – June 30, 2011	67,851	$7,274	$215,258	$317,354	$(8,244)	$(59,200)	$15,432	$487,874

Net income	—	—	—	5,078	—	—	—	5,078
Other comprehensive income, net of income tax	—	—	—	—	—	—	8,164	8,164
ESOP shares committed to be released (145 shares)	—	—	(88)	—	1,455	—	—	1,367
Dividends contributed for payment of ESOP loan	—	—	160	—	—	—	—	160

Stock option expense	—	—	41	—	—	—	—	41

Treasury stock purchases	(915)	—	—	—	—	(8,464)	—	(8,464)

Restricted stock plan shares earned (16 shares)	—	—	168	—	—	—	—	168

Cash dividends declared ($0.15/public share)	—	—	—	(2,321)	—	—	—	(2,321)

Cash dividends paid to Kearny MHC	—	—	—	(450)	—	—	—	(450)

Balance – June 30, 2012	66,936	$7,274	$215,539	$319,661	$(6,789)	$(67,664)	$23,596	$491,617

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2014, 2013 and 2012

	Common Stock				Unearned		Accumulated Other
	Shares		Paid-in	Retained	ESOP	Treasury	Comprehensive
	Outstanding	Amount	Capital	Earnings	Shares	Stock	Income (Loss)	Total
	(In Thousands)

Balance – June 30, 2012	66,936	$7,274	$215,539	$319,661	$(6,789)	$(67,664)	$23,596	$491,617

Net income	—	—	—	6,506	—	—	—	6,506
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(27,735)	(27,735)
ESOP shares committed to be released (145 shares)	—	—	(24)	—	1,455	—	—	1,431
Dividends contributed for payment of ESOP loan	—	—	(2)	—	—	—	—	(2)

Stock option expense	—	—	41	—	—	—	—	41

Treasury stock purchases	(435)	—	—	—	—	(4,319)	—	(4,319)

Restricted stock plan shares earned (16 shares)	—	—	168	—	—	—	—	168

Balance – June 30, 2013	66,501	$7,274	$215,722	$326,167	$(5,334)	$(71,983)	$(4,139)	$467,707

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2014, 2013 and 2012

	Common Stock				Unearned		Accumulated Other
	Shares		Paid-in	Retained	ESOP	Treasury	Comprehensive
	Outstanding	Amount	Capital	Earnings	Shares	Stock	Loss	Total
	(In Thousands)

Balance – June 30, 2013	66,501	$7,274	$215,722	$326,167	$(5,334)	$(71,983)	$(4,139)	$467,707

Net income	—	—	—	10,188	—	—	—	10,188
Other comprehensive income, net of income tax	—	—	—	—	—	—	1,859	1,859
ESOP shares committed to be released (145 shares)	—	—	287	—	1,455	—	—	1,742

Stock option expense	—	—	81	—	—	—	—	81

Treasury stock purchases	(395)	—	—	—	—	(4,135)	—	(4,135)

Treasury stock reissued for stock option exercises	118	—	145	—	—	1,350	—	1,495

Restricted stock plan shares earned (19 shares)	—	—	239	—	—	—	—	239

Issuance of stock to MHC for acquisition	1,044	104	15,396	—	—	—	—	15,500

Balance – June 30, 2014	67,268	$7,378	$231,870	$336,355	$(3,879)	$(74,768)	$(2,280)	$494,676

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2014	2013	2012
	(In Thousands)

Cash Flows from Operating Activities
Net income	$10,188	$6,506	$5,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,645	2,610	2,665
Net amortization of premiums, discounts and loan fees and costs	2,667	9,163	8,881
Deferred income taxes	83	278	96
Realized gain on bargain purchase	(226)	—	—
Amortization of intangible assets	122	138	155
Amortization of benefit plans’ unrecognized net loss	43	100	40
Provision for loan losses	3,381	4,464	5,750
Realized loss (gain) on sale of debt securities available for sale	1,294	—	(53)
Realized gain on sale of mortgage-backed securities available for sale	(2,817)	(10,433)	—
Realized loss on sale of mortgage-backed securities held to maturity	6	6	6
Realized loss on debt extinguishment	—	8,688	—
Realized gain on sale of loans	(80)	(557)	(661)
Proceeds from sale of loans	6,092	5,332	7,123
Realized (gain) loss on disposition of premises and equipment	—	(105)	8
Increase in cash surrender value of bank owned life insurance	(2,735)	(1,966)	(748)
ESOP, stock option plan and restricted stock plan expenses	2,062	1,640	1,576
Loss on sale and write down of real estate owned	441	775	3,330
(Increase) decrease in interest receivable	(611)	367	1,345
Decrease in other assets	367	2,882	2,655
Increase (decrease) in interest payable	71	(41)	(46)
Increase in other liabilities	3,014	76	157

Net Cash Provided by Operating Activities	$26,007	$29,923	$37,357

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2014	2013	2012
	(In Thousands)

Cash Flows from Investing Activities
Purchases of debt securities available for sale	$(158,909)	$(291,418)	$—
Proceeds from sales of debt securities available for sale	54,075	—	—
Proceeds from calls and maturities of debt securities available for sale	—	—	30,598
Proceeds from repayments of debt securities available for sale	737	732	838
Purchases of debt securities held to maturity	(9,056)	(208,610)	(2,236)
Proceeds from calls and maturities of debt securities held to maturity	2,077	32,236	73,019
Proceeds from repayments of debt securities held to maturity	404	984	966
Purchases of loans	(114,343)	(17,773)	(80,014)
Net (increase) decrease in loans receivable	(196,468)	(69,663)	48,566
Proceeds from sale of real estate owned	1,484	3,847	2,142
Purchases of mortgage-backed securities available for sale	(50,155)	(373,003)	(523,211)
Principal repayments on mortgage-backed securities available for sale	114,107	335,914	305,665
Proceeds from sale of mortgage-backed securities available for sale	116,838	442,806	51,306
Purchases of mortgage-backed securities held to maturity	(5,094)	(100,357)	—
Principal repayments on mortgage-backed securities held to maturity	2,299	312	228
Proceeds from sale of mortgage-backed securities held to maturity	28	18	32
Purchase of cash flow hedges	—	(2,538)	—
Additions to premises and equipment	(3,560)	(1,042)	(1,797)
Proceeds from cash settlement on premises and equipment	—	220	3
Purchase of bank owned life insurance	—	(35,503)	(23,397)
Purchases of FHLB stock	(28,170)	(18,675)	(5,760)
Redemptions of FHLB stock	18,883	17,151	5,178
Cash acquired in merger	9,133	—	—

Net Cash Used in Investing Activities	(245,690)	(284,362)	(117,874)

Cash Flows from Financing Activities
Net increase in deposits	23,326	198,899	22,978
Repayment of term FHLB advances	(800,088)	(218,774)	(80)
Proceeds from term FHLB advances	1,000,000	145,000	—
Net change in overnight borrowings	12,000	105,000	—
(Decrease) increase in sweep accounts	(6,026)	(1,781)	2,364
Increase in advance payments by borrowers for taxes	1,111	1,866	180
Dividends paid to stockholders of Kearny Financial Corp.	—	—	(3,617)
Purchase of common stock of Kearny Financial Corp. for treasury	(4,135)	(4,319)	(8,464)
Dividends contributed for payment of ESOP loan	—	(2)	160
Treasury stock reissued	1,495	—	—

Net Cash Provided by Financing Activities	227,683	225,889	13,521

Net Increase (Decrease) in Cash and Cash Equivalents	8,000	(28,550)	(66,996)

Cash and Cash Equivalents - Beginning	127,034	155,584	222,580

Cash and Cash Equivalents - Ending	$135,034	$127,034	$155,584

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2014	2013	2012
	(In Thousands)

Supplemental Disclosures of Cash Flows Information
Cash paid during the year for:
Income taxes, net of refunds	$3,503	$1,687	$1,836

Interest	$21,919	$22,042	$28,415

Non-cash investing activities:
Real estate owned acquired in settlement of loans	$1,489	$2,873	$1,786

Fair value of assets acquired, net of cash and cash equivalents acquired	$111,806	$—	$—

Fair value of liabilities assumed	$105,213	$—	$—

Transfer of securities available for sale to securities held to maturity	$191,890	$—	$—

Non-cash financing activities:
Issuance of common stock to mutual holding company	$15,500	$—	$—

See notes to consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the evaluation of goodwill for impairment, identification of other-than-temporary impairment of securities and the determination of the amount of deferred tax assets which are more likely than not to be realized. The allowance for loan losses represents management’s best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, impairment testing of goodwill and evaluation for other-than-temporary impairment of securities are done in accordance with GAAP; and deferred tax assets are properly recognized. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area. Moreover, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments about information available to them at the time of their examination. Additionally, subsequent evaluations of the Company’s goodwill that originated from the application of purchase accounting associated with the Company’s prior acquisition of four community banks could identify impairments to the intangible asset that would result in future charges to earnings. Finally, the determination of the amount of deferred tax assets more likely than not to be realized is dependent on projections of future earnings, which are subject to frequent change.

Business of the Company and Subsidiaries

The Company’s primary business is the ownership and operation of the Bank. The Bank is principally engaged in the business of attracting deposits from the general public at its 42 locations in New Jersey and New York and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities. Loans originated or purchased by the Bank generally include loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers. The investment securities purchased by the Bank generally include U.S. agency mortgage-backed securities, U.S. government and agency debentures, bank-qualified municipal obligations, corporate bonds, asset-backed securities and collateralized loan obligations. The Bank maintains a small balance of single issuer trust preferred securities and non-agency mortgage-backed securities which were acquired through the Company’s purchase of other institutions and does not actively purchase such securities.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

At June 30, 2014, the Bank had two wholly owned subsidiaries: KFS Financial Services, Inc., and CJB Investment Corp. KFS Financial Services, Inc., incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000. It is a service corporation subsidiary originally organized for selling insurance products to Bank customers and the general public through a third party networking arrangement.

During the year ended June 30, 2014, KFS Insurance Services, Inc. was created as a wholly owned subsidiary of KFS Financial Services, Inc. for the primary purpose of acquiring insurance agencies. Both KFS Financial Services Inc. and KFS Insurance Services Inc. were considered inactive during the year ended June 30, 2014.

CJB Investment Corp. was acquired by the Bank through the Company’s acquisition of Central Jersey Bancorp in November 2010. CJB Investment Corp was organized under New Jersey law as a New Jersey Investment Company and remained active through the three-year period ended June 30, 2014.

In addition to the subsidiaries noted above, the Bank dissolved its wholly owned subsidiary KFS Investment Corp. during fiscal 2014 which had remained inactive during the two years ended June 30, 2012 and 2013 and through the date of its dissolution during the year ended June 30, 2014.

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

The Company accounts for temporary impairments based upon their classification as either available for sale, held to maturity or managed within a trading portfolio. Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through OCI with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes. Conversely, the Company does not adjust the carrying value of “held to maturity” securities for temporary impairments, although information concerning the amount and duration of impairments on held to maturity securities is disclosed in periodic financial statements. The carrying value of securities held in a trading portfolio is adjusted to their fair value through earnings on a daily basis. However, the Company did not maintain any securities in trading portfolios at or during the periods presented in these financial statements.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

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

Concentration of Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist of cash and cash equivalents, mortgage-backed and non-mortgage-backed securities and loans receivable. Cash and cash equivalents include deposits placed in other financial institutions. At June 30, 2014, the Company had cash and cash equivalents of $135.0 million comprising funds on deposit at other institutions totaling $124.7 million and other cash-related items, consisting primarily of vault cash, totaling $10.3 million. Cash and equivalents on deposit at other institutions at June 30, 2014 was comprised of $64.6 million held by the Federal Home Loan Bank of New York (“FHLB”), $47.5 million held by the Federal Reserve Bank of New York (“FRB”) and a total of $3.9 million held at two U.S. domestic money center banks representing funds on deposit totaling $3.6 million and $283,000, respectively, at June 30, 2014. Such balances also included a total of $8.7 million of cash held at or invested through Atlantic Community Bankers Bank (“ACBB”) including cash on deposit of $230,000 and federal funds sold of $8.5 million.

Securities include concentrations of investments backed by U.S. government agencies and U.S. government sponsored enterprises (“GSEs”), including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the Small Business Administration (“SBA”). Additional concentration risk exists in the Company’s municipal and corporate obligations, asset-backed securities and collateralized loan obligations. Lesser concentration risk exists in the Company’s non-agency mortgage-backed securities and single issuer trust preferred securities due to comparatively lower total balances of such securities held by the Company and the variety of issuers represented.

The Company’s lending activity is primarily concentrated in loans collateralized by real estate in the states of New Jersey and New York. As a result, credit risk is broadly dependent on the real estate market and general economic conditions in these states. Additionally, the Company’s lending policies limit the amount of credit extended to any single borrower and their related interests thereby limiting the concentration of credit risk to any single borrower.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

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

Nonaccrual Loans

Loans are generally placed on nonaccrual status when contractual payments become 90 days or more past due, and are otherwise placed on nonaccrual when the Company does not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement. Loans that become 90 days past maturity, but remain non-delinquent with regard to ongoing P&I payments, may remain on accrual status if: (1) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, past maturity status notwithstanding, and (2) the borrower is working actively and cooperatively with the Company to remedy the past maturity status through an expected refinance, payoff or modification of the loan agreement that is not expected to result in a troubled debt restructuring (“TDR”) classification. All TDRs are placed on nonaccrual status for a period of no less than six months after restructuring, irrespective of past due status. The sum of nonaccrual loans plus accruing loans that are 90 days or more past due are generally defined collectively as “nonperforming loans”.

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

Note 1 – Summary of Significant Accounting Policies (continued)

Acquired Loans

Loans that we acquire through acquisitions are recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable yield. The nonaccretable yield represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable yield which we then reclassify as accretable yield that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable yield portion of the fair value adjustment.

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable yield.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

Management evaluates loans classified as substandard or doubtful for impairment in accordance with applicable accounting requirements. As discussed in greater detail below, a valuation allowance is established through the provision for loan losses for any impairment identified through such evaluations.

To the extent that impairment identified on a loan is classified as “Loss”, that portion of the loan is charged off against the allowance for loan losses. The classification of loan impairment as “Loss” is based upon a confirmed expectation for loss. For loans primarily secured by real estate, the expectation for loss is generally confirmed when: (a) impairment is identified on a loan individually evaluated in the manner described below, and (b) the loan is presumed to be collateral-dependent such that the source of loan repayment is expected to arise solely from sale of the collateral securing the applicable loan. Impairment identified on non-collateral-dependent loans may or may not be eligible for a “Loss” classification depending upon the other salient facts and circumstances that effect the manner and likelihood of loan repayment. However, loan impairment that is classified as “Loss” is charged off against the allowance for loan losses concurrent with that classification.

The timeframe between when loan impairment is first identified by the Company and when such impairment may ultimately be charged off varies by loan type. For example, unsecured consumer and commercial loans are generally classified as “Loss” at 120 days past due, resulting in their outstanding balances being charged off at that time. For the Company’s secured loans, the condition of collateral dependency generally serves as the basis upon which a “Loss” classification is ascribed to a loan’s impairment thereby confirming an expected loss and triggering charge off of that impairment. While the facts and circumstances that effect the manner and likelihood of repayment vary from loan to loan, the Company generally considers the referral of a loan to foreclosure, coupled with the absence of other viable sources of loan repayment, to be demonstrable evidence of collateral dependency. Depending upon the nature of the collections process applicable to a particular loan, an early determination of collateral dependency could result in a nearly concurrent charge off of a newly identified impairment. By contrast, a presumption of collateral dependency may only be determined after the completion of lengthy loan collection and/or workout efforts, including bankruptcy proceedings, which may extend several months or more after a loan’s impairment is first identified.

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

Management performs a classification of assets review, including the regulatory classification of assets, generally on a monthly basis. The results of the classification of assets review are validated by the Company’s third party loan review firm during their quarterly independent review. In the event of a difference in rating or classification between those assigned by the internal and external resources, the Company will generally utilize the more critical or conservative rating or classification. Final loan ratings and regulatory classifications are presented monthly to the Board of Directors and are reviewed by regulators during the examination process.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

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

The loans considered by the Company to be eligible for individual impairment review include its commercial mortgage loans, comprising multi-family and nonresidential real estate loans, construction loans, commercial business loans as well as its one-to-four family mortgage loans, home equity loans and home equity lines of credit.

A reviewed loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, management performs an analysis to determine the amount of impairment associated with that loan.

In measuring the impairment associated with collateral-dependent loans, the fair value of the collateral securing the loan is generally used as a measurement proxy for that of the impaired loan itself as a practical expedient. In the case of real estate collateral, such values are generally determined based upon a discounted market value obtained through an automated valuation module or prepared by a qualified, independent real estate appraiser. The value of non-real estate collateral is similarly determined based upon an independent assessment of fair market value by a qualified resource.

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

The Company establishes valuation allowances in the fiscal period during which the loan impairments are identified. The results of management’s individual loan impairment evaluations are validated by the Company’s third party loan review firm during their quarterly independent review. Such valuation allowances are adjusted in subsequent fiscal periods, where appropriate, to reflect any changes in carrying value or fair value identified during subsequent impairment evaluations which are generally updated monthly by management.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

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

The risks presented by residential mortgage loans are primarily related to adverse changes in the borrower’s financial condition that threaten repayment of the loan in accordance with its contractual terms. Such risk to repayment can arise from job loss, divorce, illness and the personal bankruptcy of the borrower. For collateral dependent residential mortgage loans, additional risk of loss is presented by potential declines in the fair value of the collateral securing the loan.

Home equity loans and home equity lines of credit generally share the same risks as those applicable to residential mortgage loans. However, to the extent that such loans represent junior liens, they are comparatively more susceptible to such risks given their subordinate position behind senior liens.

In addition to sharing similar risks as those presented by residential mortgage loans, risks relating to commercial mortgage also arise from comparatively larger loan balances to single borrowers or groups of related borrowers. Moreover, the repayment of such loans is typically dependent on the successful operation of an underlying real estate project and may be further threatened by adverse changes to demand and supply of commercial real estate as well as changes generally impacting overall business or economic conditions.

The risks presented by construction loans are generally considered to be greater than those attributable to residential and commercial mortgage loans. Risks from construction lending arise, in part, from the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost, including interest, of the project. The nature of these loans is such that they are comparatively more difficult to evaluate and monitor than permanent mortgage loans.

Commercial business loans are also considered to present a comparatively greater risk of loss due to the concentration of principal in a limited number of loans and/or borrowers and the effects of general economic conditions on the business. Commercial business loans may be secured by varying forms of collateral including, but not limited to, business equipment, receivables, inventory and other business assets which may not provide an adequate source of repayment of the outstanding loan balance in the event of borrower default. Moreover, the repayment of commercial business loans is primarily dependent on the successful operation of the underlying business which may be threatened by adverse changes to the demand for the business’ products and/or services as well as the overall efficiency and effectiveness of the business’ operations and infrastructure.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

Finally, our unsecured consumer loans generally have shorter terms and higher interest rates than other forms of lending but generally involve more credit risk due to the lack of collateral to secure the loan in the event of borrower default. Consumer loan repayment is dependent on the borrower’s continuing financial stability, and therefore is more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. By contrast, our consumer loans also include account loans that are fully secured by the borrower’s deposit accounts and generally present nominal risk to the Bank.

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

In regard to historical loss factors, the Company’s allowance for loan loss calculation calls for an analysis of historical charge-offs and recoveries for each of the defined segments within the loan portfolio. The Company utilizes a two-year moving average of annual net charge-off rates (charge-offs net of recoveries) by loan segment, where available, to calculate its actual, historical loss experience. The outstanding principal balance of the non-impaired portion of each loan segment is multiplied by the applicable historical loss factor to estimate the level of probable losses based upon the Company’s historical loss experience.

As noted, the second tier of the Company’s allowance for loan loss calculation also utilizes environmental loss factors to estimate the probable losses within the loan portfolio. Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio. Such risk criteria includes the level of and trends in nonperforming loans; the effects of changes in credit policy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations and changes in local and regional real estate values. During fiscal 2014, the environmental factors utilized by the Company in its allowance for loan loss calculation were expanded to include changes in the nature, volume and terms of loans, changes in the quality of loan review systems and resources and the effects of regulatory, legal and other external factors.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

The Company incorporates its credit-rating classification system into the calculation of environmental loss factors by loan type by including risk-rating classification “weights” in its calculation of those factors. The Company’s risk-rating classification system ascribes a numerical rating of “1” through “9” to each loan within the portfolio. The ratings “5” through “9” represent the numerical equivalents of the traditional loan classifications “Watch”, “Special Mention”, “Substandard”, “Doubtful” and “Loss”, respectively, while lower ratings, “1” through “4”, represent risk-ratings within the least risky “Pass” category. The environmental loss factor applicable to each non-impaired loan within a category, as described above, is “weighted” by a multiplier based upon the loan’s risk-rating classification. Within any single loan category, a “higher” environmental loss factor is ascribed to those loans with comparatively higher risk-rating classifications resulting in a proportionately greater ALLL requirement attributable to such loans compared to the comparatively lower risk-rated loans within that category.

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

Note 1 – Summary of Significant Accounting Policies (continued)

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

Although the Company’s allowance for loans losses is established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary.

Troubled Debt Restructurings

A modification to the terms of a loan is generally considered a TDR if the Company grants a concession to the borrower, that it would not otherwise consider for economic or legal reasons, related to the debtor’s financial difficulties. In granting the concession, the Company’s general objective is to make the best of a difficult situation by obtaining more cash or other value from the borrower or otherwise increase the probability of repayment.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

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

Construction in progress primarily represents facilities under construction for future use in our business and includes all costs to acquire land and construct buildings, as well as capitalized interest during the construction period. Interest is capitalized at the Company’s average cost of interest-bearing liabilities.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets principally represent the excess cost over the fair value of the net assets of the institutions acquired in purchase transactions. Goodwill is evaluated annually by reporting unit and an impairment loss recorded if indicated. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional impairment evaluation must be performed. That additional evaluation compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. No impairment charges were required to be recorded in the years ended June 30, 2014, 2013 or 2012. If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined. The balance of other intangible assets at June 30, 2014 totaled $790,000 representing the remaining unamortized balance of the core deposit intangibles ascribed to the value of deposits acquired by the Bank through the acquisition of Central Jersey Bancorp in November 2010 and Atlas Bank in June 2014.

Bank Owned Life Insurance

Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its net realizable value. The change in the net asset value is recorded as a component of non-interest income. A deferred liability has been recorded for the estimated cost of postretirement life insurance benefits accruing to applicable employees and directors covered by an endorsement split-dollar life insurance arrangement. The Company recorded additional (gain) expense of approximately $(9,000), $14,000 and $25,000 for the years ended June 30, 2014, 2013 and 2012, respectively, attributable to this deferred liability.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

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

The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of June 30, 2014 and June 30, 2013. Therefore, the Company has no unrecognized income tax benefits as of those dates. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income. The Company recognized no interest and penalties during the years ended June 30, 2014, 2013 and 2012. The tax years subject to examination by the taxing authorities are the years ended June 30, 2013, 2012 and 2011.

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

The Company also records changes in the fair value of interest rate derivatives used in its cash flow hedging activities, net of deferred income tax, in accumulated other comprehensive income.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

OCI also includes benefit plan amounts recognized in accordance with applicable accounting standards. This adjustment to OCI reflects, net of deferred income tax, transition obligations, prior service costs and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of those standards.

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

Derivative instruments qualify for hedge accounting treatment only if they are designated as such on the date on which the derivative contracted is entered and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as undesignated derivatives and would be recorded at fair value with changes in fair value recorded in income.

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

Note 1 – Summary of Significant Accounting Policies (continued)

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

The Company’s interest rate derivatives are comprised entirely of interest rate swaps and caps hedging floating-rate and forecasted issuances of fixed-rate liabilities and accounted for as cash flow hedges. The carrying value of interest rate derivatives is included in the balance of other assets or other liabilities and comprises the remaining unamortized cost of interest rate caps and the cumulative changes in the fair value of interest rate derivatives. Such changes in fair value are offset against accumulated other comprehensive income, net of deferred income tax.

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

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of condition date of June 30, 2014, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued and resulted in the identification and disclosure of the subsequent event discussed below.

On September 4, 2014, the Boards of Directors of Kearny MHC (the majority stockholder of the Company), the Company and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, Kearny MHC will convert from the mutual holding company form of organization to the fully public form. Kearny MHC will be merged into the Company, and Kearny MHC will no longer exist. The Company will then merge into a new Maryland corporation also named Kearny Financial Corp.

As part of the conversion, Kearny MHC’s ownership interest of the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represent the remaining ownership interest in the Company, will be exchanged for new shares of common stock of the new Maryland corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of common stock of the new Maryland corporation that they owned immediately prior to the completion of the conversion and public offering (excluding shares purchased in the stock offering and cash received in lieu of fractional shares).

When the conversion and public offering are completed, all of the capital stock of the Company will be owned by the new Maryland corporation. The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of the Company in an amount equal to the greater of Kearny MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus plus the value of the net assets of Kearny MHC as of the date of the latest statement of financial condition of Kearny MHC prior to the consummation of the conversion (excluding its ownership of the Company).

Following the completion of the conversion, under the rules of the FRB, the Bank will not be permitted to pay dividends on its capital stock to the Company, its sole shareholder, if the Company’s shareholder’s equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. No costs have been incurred as of June 30, 2014 related to the conversion.

Merger-related Expenses

Merger-related expenses are recorded in the consolidated statements of income and include $391,000 of direct costs relating to the Bank’s acquisition of Atlas Bank on June 30, 2014. Acquisition-related transaction and restructuring costs incurred by the Company are charged to expense as incurred.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Acquisition of Atlas Bank

On June 30, 2014, the Company completed its acquisition of Atlas Bank (“Atlas”), a federally chartered mutual savings bank headquartered in Brooklyn, New York. The transaction qualified as a tax-free reorganization for federal income tax purposes. Based upon an independent appraised valuation of Atlas, the Company issued 1,044,087 shares of its common stock with an aggregate value of $15.5 million to Kearny MHC as consideration for the acquisition of Atlas.

The Company accounted for the transaction using applicable accounting guidance regarding business combinations resulting in the recognition of pre-tax merger-related expenses totaling $391,000 during the year ended June 30, 2014. Additionally, the Company recorded the assets acquired and liabilities assumed through the merger at fair value as summarized in the following table (in thousands).

Consideration Paid:
Shares of capital stock issued to mutual holding company	$15,500

Total consideration paid	$15,500

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash and cash equivalents	$9,133
Debt securities	2,998
Net loans receivable	78,725
Mortgage-backed securities	23,896
Premises and equipment	2,196
Federal Home Loan Bank stock	1,037
Interest receivable	374
Deferred income tax assets, net	511
Core deposit intangible	398
Other assets	1,671

Fair value of assets acquired	120,939

Deposits	86,099
Federal Home Loan Bank advances	18,693
Other liabilities	421

Fair value of liabilities assumed	105,213

Total identifiable net assets	15,726
Gain on bargain purchase	(226)

Total	$15,500

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Acquisition of Atlas Bank (continued)

The fair value amounts included in the table above, including those relating to income taxes, are preliminary estimates and are subject to adjustment but are not expected to be materially different than those shown.

The Company estimated the fair value of non-impaired loans acquired from Atlas by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing terms. Cash flows for each pool were projected using an estimate of future credit losses and rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. The portion of the fair valuation attributable to expected future credit losses on non-impaired loans totaled approximately $1.2 million or 1.50% of their outstanding balances.

Included in the loans acquired from Atlas were four impaired residential mortgage loans whose aggregate carrying values at the time of acquisition totaled $742,000. To estimate the fair value of these impaired loans, the Company analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans are derived from the eventual sale of the collateral. The value of the collateral was generally based on recently completed appraisals. The Company discounted these values using market derived rates of return, with consideration given to the period of time and cost associated with the foreclosure and disposition of the collateral. Based on this analysis, the Company recognized no expectation for future credit losses in its valuation of the four impaired loans acquired from Atlas.

At June 30, 2014, the remaining outstanding principal balance and carrying amount of the loans acquired from Atlas totaled approximately $79,088,000 and $78,725,000, respectively.

The fair values of investment securities, including mortgage-backed and non-mortgage-backed securities, were primarily determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

The fair value of savings and transaction deposit accounts acquired from Atlas was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair valuation of these deposits included a core deposit analysis which considered several factors in estimating the value of the intangible associated with such accounts. Such factors included an assumption for an initial run off rate of five percent coupled with an annual attrition rate thereafter based upon the weighted average age of the products by deposit category. Other factors considered included assumptions for the ongoing non-interest income and non-interest expenses relating to the applicable accounts which were based upon historical information. Based upon these factors, the Company projected cash flows which were present valued using applicable market interest rates for discounting. These cash flows were then compared to those applicable to alternative funding sources assumed to be brokered certificates of deposit. Based upon this analysis, a core deposit intangible totaling approximately $398,000 or 0.82% of applicable core deposit balances at acquisition was ascribed to the value of non-maturity deposits.

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

Note 2 – Acquisition of Atlas Bank (continued)

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

Direct costs related to the merger were expensed as incurred. During the year ended June 30, 2014, the Company incurred $391,000 in merger-related expenses attributable to the acquisition of Atlas. Such costs included legal expenses of $198,000, investment banking fees totaling $175,000 and other professional service fees totaling $18,000.

The following table presents unaudited pro forma information as if the acquisition of Atlas had occurred on July 1, 2012. This pro forma information does not adjust for the effects of purchase accounting or the recognition of merger-related expenses due to their immateriality. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Atlas at the beginning of fiscal 2013. In particular, expected cost savings and acquisition integration costs are not fully reflected in the unaudited pro forma amounts.

	Pro Forma Year Ended
	June 30, 2014	June 30, 2013
	(In Thousands, Except Per Share Data)	(In Thousands, Except Per Share Data)
Net interest income	$77,077	$68,867
Non-interest income	8,255	16,340
Non-interest expense	68,508	73,361
Net income	9,535	5,567
Net income per common shares (EPS)
Basic and diluted	0.14	0.08

Note 3 – Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05 which amends FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. ASU 2011-05 was effective for the Company as of June 30, 2013. The impact of adoption of ASU 2011-05 as of June 30, 2013 and all prior periods presented was a separate, but consecutive, statements of income and other comprehensive income.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU allows the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes. In the past, only rates on U.S. Treasury obligations and LIBOR were permitted. The ASU was issued as a result of changes in the marketplace that have occurred since the issuance of Statement 133, and more particularly, as a result of the 2008 financial crisis. ASU 2013-10 is applicable to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815, Derivatives and Hedging. The ASU was effective July 17, 2013, but only for qualifying new or redesignated hedging relationships entered into on or after that date. In other words, retrospective adoption is not available because it would be inconsistent with the requirement to prepare appropriate documentation at the inception of a hedge. The new pronouncement did not have an impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The purpose of the ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. This ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Stock Offering and Stock Repurchase Plans

On June 7, 2004, the Board of Directors of the Company and the Bank adopted a plan of stock issuance pursuant to which the Company subsequently sold common stock representing a minority ownership of the estimated pro forma market value of the Company to eligible depositors of the Bank. Kearny MHC (the “MHC”) retained 70% of the outstanding common stock, or 50,916,250 shares. The MHC is a federally-chartered mutual holding company organized on March 30, 2001, and was previously subject to regulation by the Office of Thrift Supervision. Concurrent with the elimination of the Office of Thrift Supervision on July 21, 2011, the Federal Reserve Board became the primary regulator of the MHC. So long as the MHC is in existence, it will continue to own at least a majority of the outstanding common stock of the Company.

On March 23, 2012, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 802,780 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC. Through June 30, 2013, the Company had repurchased a total of 471,100 shares in accordance with this repurchase plan at a total cost of approximately $4,654,000 and at an average cost per share of $9.88. During the fiscal year ended June 30, 2014, the Company completed the repurchases under this plan by repurchasing an additional 331,680 shares at a total cost of $3,434,000 and at an average cost per share of $10.35. In total, 802,780 shares were repurchased under this plan at a total cost of $8,088,000 and at an average cost of $10.07 per share.

On December 2, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 762,640 shares, or 5% of the Company’s outstanding stock held by persons other than Kearny MHC. Through June 30, 2014, the Company has repurchased a total of 62,900 shares in accordance with this repurchase plan at a total cost of approximately $700,000 and at an average cost per share of $11.13.

During the year ended June 30, 2012, Kearny MHC waived its right, upon non-objection from the Office of Thrift Supervision, to receive cash dividends of $7,187,000 declared by the Company during the year. The MHC elected to receive $450,000 of such dividends during the year ended June 30, 2012. The Company did not pay cash dividends during fiscal 2014 or 2013.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Securities Available for Sale

Amortized cost, gross unrealized gains and losses and fair value of debt securities and mortgage-backed securities at June 30, 2014 and 2013 and stratification by contractual maturity of debt securities at June 30, 2014 are presented below:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Securities available for sale:

Debt securities:

U.S. agency securities	$4,159	$48	$2	$4,205
Obligations of state and political subdivisions	27,537	9	773	26,773
Asset-backed securities	87,480	663	827	87,316
Collateralized loan obligations	120,089	—	517	119,572
Corporate bonds	163,076	617	1,459	162,234
Trust preferred securities	8,887	32	1,121	7,798

Total debt securities	411,228	1,369	4,699	407,898

Mortgage-backed securities:

Collateralized mortgage obligations:

Federal Home Loan Mortgage Corporation	33,505	—	485	33,020
Federal National Mortgage Association	51,277	12	1,249	50,040
Non-agency securities	210	—	—	210

Total collateralized mortgage obligations	84,992	12	1,734	83,270

Mortgage pass-through securities:

Residential pass-through securities:
Government National Mortgage Association	3,055	221	—	3,276
Federal Home Loan Mortgage Corporation	196,882	3,937	1,929	198,890
Federal National Mortgage Association	147,873	4,750	836	151,787

Total residential pass-through securities	347,810	8,908	2,765	353,953

Total mortgage-backed securities	432,802	8,920	4,499	437,223

Total securities available for sale	$844,030	$10,289	$9,198	$845,121

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Securities Available for Sale (continued)

	June 30, 2014
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$—	$—
Due after one year through five years	20,059	20,221
Due after five years through ten years	172,269	171,118
Due after ten years	218,900	216,559

	$411,228	$407,898

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)

Securities available for sale:

Debt securities:

U.S. agency securities	$4,955	$60	$—	$5,015
Obligations of state and political subdivisions	27,560	—	2,253	25,307
Asset-backed securities	25,417	1	620	24,798
Collateralized loan obligations	78,366	190	70	78,486
Corporate bonds	160,107	34	949	159,192
Trust preferred securities	8,878	—	1,554	7,324

Total debt securities	305,283	285	5,446	300,122

Mortgage-backed securities:

Collateralized mortgage obligations:

Federal Home Loan Mortgage Corporation	9,825	—	470	9,355
Federal National Mortgage Association	56,158	24	3,055	53,127

Total collateralized mortgage obligations	65,983	24	3,525	62,482

Mortgage pass-through securities:

Residential pass-through securities:
Government National Mortgage Association	5,889	444	—	6,333
Federal Home Loan Mortgage Corporation	290,133	4,827	4,600	290,360
Federal National Mortgage Association	326,356	9,050	3,945	331,461

Total residential pass-through securities	622,378	14,321	8,545	628,154

Commercial pass-through securities:
Federal Home Loan Mortgage Corporation	116	2	—	118
Federal National Mortgage Association	94,389	3	4,494	89,898

Total commercial pass-through securities	94,505	5	4,494	90,016

Total mortgage-backed securities	782,866	14,350	16,564	780,652

Total securities available for sale	$1,088,149	$14,635	$22,010	$1,080,774

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Securities Available for Sale (continued)

During the years ended June 30, 2014, 2013 and 2012, proceeds from sales of securities available for sale totaled $170.9 million, $442.8 million and $51.3 million and resulted in gross gains of $3.6 million, $10.6 million and $53,000 and gross losses of $2.1 million, $135,000 and $-0-, respectively.

At June 30, 2014 and 2013, securities available for sale with carrying value of approximately $76.1 million and $99.4 million, respectively, were utilized as collateral for borrowings through the FHLB of New York. As of those same dates, securities available for sale with total carrying values of approximately $1.8 million and $4.4 million, respectively, were pledged to secure public funds on deposit.

At June 30, 2014, the Company’s available for sale mortgage-backed securities were secured by residential mortgage loans with original contractual maturities of ten to thirty years. At June 30, 2013, such securities had similar contractual maturities but were secured by both residential and commercial mortgage loans. The effective lives of mortgage-backed securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities. Investors in mortgage pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers. By comparison, collateralized mortgage obligations generally represent individual tranches within a larger investment vehicle that is designed to distribute cash flows received on securitized mortgage loans to investors in a manner determined by the overall terms and structure of the investment vehicle and those applying to the individual tranches within that structure.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Securities Held to Maturity

Amortized cost, gross unrealized gains and losses and fair value of debt securities and mortgage-backed securities at June 30, 2014 and 2013 and stratification by contractual maturity of debt securities at June 30, 2014 are presented below:

	June 30, 2014
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Securities held to maturity:

Debt securities:

U.S. agency securities	$144,349	$6	$1,408	$142,947
Obligations of state and political subdivisions	72,065	15	1,555	70,525

Total debt securities	216,414	21	2,963	213,472

Mortgage-backed securities:

Collateralized mortgage obligations:

Federal Home Loan Mortgage Corporation	20	2	—	22
Federal National Mortgage Association	264	30	—	294
Non-agency securities	54	—	1	53

Total collateralized mortgage obligations	338	32	1	369

Mortgage pass-through securities:

Residential pass-through securities:
Government National Mortgage Association	9	—	—	9
Federal Home Loan Mortgage Corporation	283	4	—	287
Federal National Mortgage Association	114,276	140	83	114,333

Total residential pass-through securities	114,568	144	83	114,629

Commercial pass-through securities:
Federal National Mortgage Association	180,752	73	2,042	178,783

Total commercial pass-through securities	180,752	73	2,042	178,783

Total mortgage-backed securities	295,658	249	2,126	293,781

Total securities held to maturity	$512,072	$270	$5,089	$507,253

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Securities Held to Maturity (continued)

	June 30, 2014
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$5,809	$5,825
Due after one year through five years	146,079	144,664
Due after five years through ten years	37,107	36,442
Due after ten years	27,419	26,541

	$216,414	$213,472

	June 30, 2013
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Securities held to maturity:

Debt securities:

U.S. agency securities	$144,747	$14	$3,622	$141,139
Obligations of state and political subdivisions	65,268	4	4,083	61,189

Total debt securities	210,015	18	7,705	202,328

Mortgage-backed securities:

Collateralized mortgage obligations:

Federal Home Loan Mortgage Corporation	22	3	—	25
Federal National Mortgage Association	350	32	—	382
Non-agency securities	105	3	2	106

Total collateralized mortgage obligations	477	38	2	513

Mortgage pass-through securities:

Residential pass-through securities:
Federal Home Loan Mortgage Corporation	98	4	—	102
Federal National Mortgage Association	231	9	—	240

Total residential pass-through securities	329	13	—	342

Commercial pass-through securities:
Federal National Mortgage Association	100,308	—	4,716	95,592

Total commercial pass-through securities	100,308	—	4,716	95,592

Total mortgage-backed securities	101,114	51	4,718	96,447

Total securities held to maturity	$311,129	$69	$12,423	$298,775

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Securities Held to Maturity (continued)

During the years ended June 30, 2014, 2013 and 2012, proceeds from sales of securities held to maturity totaled $28,000, $18,000 and $32,000, respectively, resulting in gross losses of $6,000, $6,000 and $6,000, respectively. The proceeds and losses for each year were fully attributable to the sale of the Company’s non-investment grade, non-agency collateralized mortgage obligations. These securities were originally acquired as investment grade securities upon the in-kind redemption of the Bank’s interest in the AMF Fund during the first quarter of fiscal 2009. The ratings of these securities subsequently declined below investment grade with most ultimately being identified as other-than-temporarily impaired resulting in their eligibility for sale from the held-to-maturity portfolio.

At June 30, 2014 and 2013, securities held to maturity with carrying value of approximately $128.1 million and $123.3 million were utilized as collateral for borrowings from the FHLB of New York. As of those same dates, securities held to maturity with total carrying values of approximately $4.5 million and $-0- million, respectively, were pledged to secure public funds on deposit.

At June 30, 2014 and 2013, the Company’s held to maturity mortgage-backed securities were secured by both residential and commercial mortgage loans with original contractual maturities of ten to thirty years. The effective lives of mortgage-backed securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities. Investors in mortgage pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers. By comparison, collateralized mortgage obligations generally represent individual tranches within a larger investment vehicle that is designed to distribute cash flows received on securitized mortgage loans to investors in a manner determined by the overall terms and structure of the investment vehicle and those applying to the individual tranches within that structure.

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Securities available for sale:
June 30, 2014:
U.S. agency securities	$826	$1	$84	$1	$910	$2
Obligations of state and political subdivisions	946	3	23,140	770	24,086	773
Asset-backed securities	28,404	630	25,169	197	53,573	827
Collateralized loan obligations	84,705	270	24,829	247	109,534	517
Corporate bonds	19,790	210	53,811	1,249	73,601	1,459
Trust preferred securities	—	—	6,766	1,121	6,766	1,121
Collateralized mortgage obligations	21,806	219	50,028	1,515	71,834	1,734
Residential pass-through securities	—	—	123,666	2,765	123,666	2,765

Total	$156,477	$1,333	$307,493	$7,865	$463,970	$9,198

June 30, 2013:
Obligations of state and political subdivisions	$25,307	$2,253	$—	$—	$25,307	$2,253
Asset-backed securities	19,675	620	—	—	19,675	620
Collateralized loan obligations	27,930	70	—	—	27,930	70
Corporate bonds	149,190	949	—	—	149,190	949
Trust preferred securities	—	—	6,324	1,554	6,324	1,554
Collateralized mortgage obligations	60,740	3,525	—	—	60,740	3,525
Residential pass-through securities	244,429	8,545	—	—	244,429	8,545
Commercial pass-through securities	89,695	4,494	—	—	89,695	4,494

Total	$616,966	$20,456	$6,324	$1,554	$623,290	$22,010

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

The number of available for sale securities with unrealized losses at June 30, 2014 totaled 111 and included four U.S. agency securities, 63 municipal obligations, five asset-backed securities, 16 collateralized loan obligations, six corporate obligations, four trust preferred securities, six collateralized mortgage obligations and seven residential pass-through securities. The number of available for sale securities with unrealized losses at June 30, 2013 totaled 153 and included 70 municipal obligations, two asset-backed securities, five collateralized loan obligations, 13 corporate obligations, four trust preferred securities, four collateralized mortgage obligations and 55 mortgage-backed securities comprising 38 residential pass-through securities and 17 commercial pass-through securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities held to maturity:
June 30, 2014:
U.S. agency securities	$—	$—	$141,919	$1,408	$141,919	$1,408
Obligations of state and political subdivisions	5,808	36	57,056	1,519	62,864	1,555
Collateralized mortgage obligations	30	1	—	—	30	1
Residential pass-through securities	59,993	83	—	—	59,993	83
Commercial pass-through securities	56,234	230	96,937	1,812	153,171	2,042

Total	$122,065	$350	$295,912	$4,739	$417,977	$5,089

June 30, 2013:
U.S. agency securities	$139,699	$3,622	$—	$—	$139,699	$3,622
Obligations of state and political subdivisions	59,109	4,083	—	—	59,109	4,083
Collateralized mortgage obligations	4	1	44	1	48	2
Commercial pass-through securities	90,935	4,716	—	—	90,935	4,716

Total	$289,747	$12,422	$44	$1	$289,791	$12,423

The number of held to maturity securities with unrealized losses at June 30, 2014 totaled 198 and included seven U.S. agency securities, 137 municipal obligations and 54 mortgage-backed securities comprising three collateralized mortgage obligations, 26 residential pass-through securities and 25 commercial pass-through securities. The number of held to maturity securities with unrealized losses at June 30, 2013 totaled 162 and included seven U.S. agency securities, 132 municipal obligations and 23 mortgage-backed securities comprising four collateralized mortgage obligations and 19 commercial pass-through securities.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

In general, if the fair value of a debt security is less than its amortized cost basis at the time of evaluation, the security is “impaired” and the impairment is to be evaluated to determine if it is other than temporary. The Company evaluates the impaired securities in its portfolio for possible other than temporary impairment (OTTI) on at least a quarterly basis. The following represents the circumstances under which an impaired security is determined to be other than temporarily impaired:

•	When the Company intends to sell the impaired debt security;

•	When the Company more likely than not will be required to sell the impaired debt security before recovery of its amortized cost (for example, whether liquidity requirements or contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs); or

•	When an impaired debt security does not meet either of the two conditions above, but the Company does not expect to recover the entire amortized cost of the security. According to applicable accounting guidance for debt securities, this is generally when the present value of cash flows expected to be collected is less than the amortized cost of the security.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

At June 30, 2014 and June 30, 2013, the Company held no securities on which credit-related OTTI had been recognized in earnings. The following discussion summarizes the Company’s rationale for recognizing the impairments reported in the tables above as “temporary” versus “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

Mortgage-backed Securities.

The carrying value of the Company’s mortgage-backed securities totaled $732.9 million at June 30, 2014 and comprised 54.0% of total investments and 20.9% of total assets as of that date. This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies and/or government-sponsored entities (“GSEs”) such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities. Those guarantees were strengthened during the 2008-2009 financial crisis at which time Fannie Mae and Freddie Mac were placed into receivership by the federal government. Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at June 30, 2014 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Moreover, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. In light of the factors noted, the Company does not consider its U.S. agency and GSE mortgage-backed securities with unrealized losses at June 30, 2014 to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies and GSEs, the Company held a nominal balance of non-agency mortgage-backed securities at June 30, 2014. Unlike agency and GSE mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity. Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle. Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans. The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

The applicable securities generally maintained their credit-ratings at levels supporting the investment grade assessment by the Company. The Company has the stated ability and intent to “hold to maturity” those securities at June 30, 2014 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. In light of the factors noted, the Company does not consider its non-agency mortgage-backed securities with unrealized losses at June 30, 2014 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Debt Securities.

The carrying value of the Company’s U.S. agency debt securities totaled $148.6 million at June 30, 2014 and comprised 10.9% of total investments and 4.2% of total assets as of that date. Such securities included $144.3 million of fixed-rate U.S. agency debentures and $4.2 million of securities representing securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government agency.

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

The market price of U.S. agency debentures is also influenced by the overall supply and demand for such securities in the marketplace. Absent other factors, an increase in the demand for, or a decrease in the supply of a security increases its price. Conversely, a decrease in the demand for, or an increase in the supply of, a security decreases its price.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at June 30, 2014 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. In light of the factors noted, the Company does not consider its balance of U.S. agency securities with unrealized losses at June 30, 2014 to be “other-than-temporarily” impaired as of that date.

Obligations of State and Political Subdivisions.

The carrying value of the Company’s securities representing obligations of state and political subdivisions totaled $98.8 million at June 30, 2014 and comprised 7.3% of total investments and 2.8% of total assets as of that date. Such securities include approximately $95.7 million of fixed-rate, bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts. The portfolio also includes $3.1 million of non-rated bond anticipation notes (“BANs”) comprising seven short-term obligations issued by a total of four New Jersey municipalities with whom the Company maintains or seeks to maintain deposit relationships. At June 30, 2014, the fair value of each of the Company’s BANs equaled or exceeded their respective carrying values resulting in no reported impairment on those securities as of that date.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

At June 30, 2014, each of the Company’s impaired municipal obligations were consistently rated by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Financial Services (“S&P”) well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “A” or higher by S&P and/or “A1” or higher by Moody’s, where rated by those agencies. In the absence of such ratings, the Company relies upon its own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

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

The market price of municipal obligations is also influenced by the overall supply and demand for such securities in the marketplace. While these factors may generally reflect the level of available liquidity in the marketplace, demand for individual securities will specifically reflect investors’ assessment of an issuer’s creditworthiness and resulting expectations for timely and full repayment in accordance with the terms of the applicable security agreement. Absent other factors, an increase in the demand for, or a decrease in the supply of, a security increases its price. Conversely, a decrease in the demand for, or an increase in the supply of, a security decreases its price.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at June 30, 2014 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. In light of the factors noted, the Company does not consider its balance of obligations of state and political subdivisions with unrealized losses at June 30, 2014 to be “other-than-temporarily” impaired as of that date.

Asset-backed Securities.

The carrying value of the Company’s asset-backed securities totaled $87.3 million at June 30, 2014 and comprised 6.4% of total investments and 2.5% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees. The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle. Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans. The Company’s securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” by S&P at June 30, 2014.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

With credit risk being reduced to nominal levels due to the guarantees and structural support noted above, the unrealized losses on the Company’s investment in asset-backed securities are due largely to the combined effects of several market-related factors, including changes in market interest rates and fluctuating demand for such securities in the marketplace. In general, the fair value of certain debt securities, including the Company’s asset-backed securities, move inversely with changes in market interest rates. As market interest rates increase, the value of the securities decline and vice-versa. However, the floating-rate nature of the Company’s asset-backed securities greatly reduces their sensitivity to such changes in market rates.

More significantly, the market price of asset-backed securities is also influenced by the overall supply and demand for such securities in the marketplace. Absent other factors, an increase in the demand for, or a decrease in the supply of, a security increases its price. Conversely, a decrease in the demand for, or an increase in the supply of, a security decreases its price.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of June 30, 2014. In light of the factors noted, the Company does not consider its balance of asset-backed securities with unrealized losses at June 30, 2014 to be “other-than-temporarily” impaired as of that date.

Collateralized Loan Obligations.

The outstanding balance of the Company’s collateralized loan obligations totaled $119.6 million at June 30, 2014 and comprised 8.8% of total investments and 3.4% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities comprised of securitized commercial loans to large U.S. corporations. The Company’s securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle. Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

At June 30, 2014, each of the Company’s impaired collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment, with such ratings equaling “AA” or higher by S&P and “Aa2” or higher by Moody’s, where rated by those agencies.

Given the absence of any expectation for an adverse change in cash flows signifying a credit loss, the unrealized losses on the Company’s investment in collateralized loan obligations are due largely to the combined effects of several market-related factors, including changes in market interest rates and fluctuating demand for such securities in the marketplace. In general, the fair value of certain debt securities, including the Company’s collateralized loan obligations, move inversely with changes in market interest rates. As market interest rates increase, the value of the securities decline and vice-versa. However, the floating-rate nature of the Company’s collateralized loan obligations greatly reduces their sensitivity to such changes in market rates.

More significantly, the market price of collateralized loan obligations is also influenced by the overall supply and demand for such securities in the marketplace. While these factors may generally reflect the level of available liquidity in the marketplace, demand for individual securities will specifically reflect the performance of the underlying collateral in conjunction with the resiliency of the security’s structural support as they affect investors’ expectations for timely and full repayment. Absent other factors, an increase in the demand for, or a decrease in the supply of, a security increases its price. Conversely, a decrease in the demand for, or an increase in the supply of, a security decreases its price.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. The Company evaluated its entire portfolio of collateralized loan obligations during the first half of fiscal 2014 and sold those securities that it identified as potentially ineligible investments under the terms of the “Volcker Rule” and related regulations enacted by regulatory agencies during the latter half of fiscal 2014 in conjunction with the ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Company concluded that the possibility of being required to sell its current collateralized loan obligations prior to their anticipated recovery is unlikely based upon their eligibility under the terms of the Volcker Rule in conjunction with the overall strength of the Company’s liquidity, asset quality and capital position as of June 30, 2014.

In light of the factors noted, the Company does not consider its balance of collateralized loan obligations with unrealized losses at June 30, 2014 to be “other-than-temporarily” impaired as of that date.

Corporate Bonds.

The carrying value of the Company’s corporate bonds totaled $162.2 million at June 30, 2014 and comprised 12.0% of total investments and 4.6% of total assets as of that date. This category of securities is comprised entirely of floating-rate corporate debt obligations of large financial institutions.

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

At June 30, 2014, each of the Company’s impaired corporate bonds were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “A-” or higher by S&P and/or “Baa1” or higher by Moody’s, where rated by those agencies.

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

More significantly, the market price of corporate bonds is also influenced by the overall supply and demand for such securities in the marketplace. While these factors may generally reflect the level of available liquidity in the marketplace, demand for individual securities will specifically reflect investors’ assessment of an issuer’s creditworthiness and resulting expectations for timely and full repayment in accordance with the terms of the applicable security agreement. Absent other factors, an increase in the demand for, or a decrease in the supply of, a security increases its price. Conversely, a decrease in the demand for, or an increase in the supply of, a security decreases its price.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of June 30, 2014. In light of the factors noted, the Company does not consider its balance of corporate bonds with unrealized losses at June 30, 2014 to be “other-than-temporarily” impaired as of that date.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

Trust Preferred Securities.

The carrying value of the Company’s trust preferred securities totaled $7.8 million at June 30, 2014 and comprised less than one percent of total investments and total assets as of that date. The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of June 30, 2014, that were originally issued by four separate financial institutions. As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

At June 30, 2014, the Company owned two securities at an amortized cost of $3.0 million that were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment. The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors, including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three-month LIBOR plus a margin. Based upon the historically low level of short-term market interest rates, the current yield on these securities is comparatively low. Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at June 30, 2014.

More significantly, the market prices of the impaired trust preferred securities also currently reflect the effect of reduced demand for such securities in the current marketplace. Additionally, such prices reflect the effects of increased supply arising from financial institutions selling such investments.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

The Company’s evaluation of the unrealized loss associated with these securities considered a variety of factors to determine if any portion of the impairment was credit-related at June 30, 2014. Factors generally considered in such evaluations included the financial strength and viability of the issuer and its parent company, the security’s historical performance through prior business and economic cycles, rating consistency or variability among rating companies, the security’s current and anticipated status regarding payment default or deferral of contractual payments to investors and the impact of these factors on the present value of the security’s expected future cash flows in relation to its amortized cost basis.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of June 30, 2014. Moreover, as “single issuer” obligations, these securities fall outside the scope of the Volcker Rule discussed earlier that originally identified pooled trust preferred securities as potentially ineligible investments for banks. In light of the factors noted, the Company does not consider its investments in trust preferred securities with unrealized losses at June 30, 2014 to be “other-than-temporarily” impaired as of that date.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loans Receivable

	June 30,
	2014	2013
	(In Thousands)

Real estate mortgage:
One-to-four family residential	$580,612	$500,647
Commercial mortgage:
Multi-family	431,007	211,817
Nonresidential	552,748	455,011

	983,755	666,828

	1,564,367	1,167,475

Construction	7,281	11,851

Commercial business	67,261	70,688

Consumer:
Home equity loans	75,611	80,813
Home equity lines of credit	24,010	26,613
Passbook or certificate	3,965	3,887
Other	373	391

	103,959	111,704

Total Loans	1,742,868	1,361,718

Unamortized yield adjustments including net premiums on purchased loans and net deferred loan costs and fees	(1,397)	(847)

	$1,741,471	$1,360,871

The Bank has granted loans to officers and directors of the Company and its subsidiaries and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. As of June 30, 2014 and 2013 such loans totaled approximately $4.7 million and $3.7 million, respectively. During the year ended June 30, 2014, the Bank granted three new loans to related parties totaling $1.1 million.

Note 9 – Loan Quality and the Allowance for Loan Losses

The following tables present the balance of the allowance for loan losses at June 30, 2014, 2013 and 2012 based upon the calculation methodology described in Note 1. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the years ended June 30, 2014, 2013 and 2012. Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable

at June 30, 2014

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Originated and purchased loans
Loans individually evaluated for impairment	$528	$404	$—	$—	$75	$—	$—	$1,007
Loans collectively evaluated for impairment	2,172	6,760	29	352	272	35	21	9,641

Allowance for loan losses on originated and purchased loans	2,700	7,164	29	352	347	35	21	10,648

Loans acquired at fair value
Loans acquired with deteriorated credit quality	—	—	—	98	—	—	—	98
Other acquired loans individually evaluated for impairment	—	165	—	346	57	—	—	568
Loans collectively evaluated for impairment	29	408	38	488	56	53	1	1,073

Allowance for loan losses on loans acquired at fair value	29	573	38	932	113	53	1	1,739

Total allowance for loan losses	$2,729	$7,737	$67	$1,284	$460	$88	$22	$12,387

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable

at June 30, 2014 (continued)

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2014:

At June 30, 2013:
Allocated	$3,660	$5,359	$81	$1,218	$490	$76	$12	$10,896
Unallocated	—	—	—	—	—	—	—	—

Total allowance for loan losses	3,660	5,359	81	1,218	490	76	12	10,896

Total charge offs	(1,202)	(44)	—	(1,170)	(47)	—	(30)	(2,493)

Total recoveries	67	525	—	9	2	—	—	603

Total allocated provisions	204	1,897	(14)	1,227	15	12	40	3,381

Total unallocated provisions	—	—	—	—	—	—	—	—

At June 30, 2014:
Allocated	2,729	7,737	67	1,284	460	88	22	12,387
Unallocated	—	—	—	—	—	—	—	—

Total allowance for loan losses	$2,729	$7,737	$67	$1,284	$460	$88	$22	$12,387

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable

at June 30, 2014 (continued)

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Originated and purchased loans
Loans individually evaluated for impairment	$11,923	$5,403	$—	$1,263	$1,010	$17	$—	$19,616
Loans collectively evaluated for impairment	494,522	873,340	3,619	31,326	66,163	10,529	4,248	1,483,747

Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value
Loans acquired with deteriorated credit quality	742	1,071	—	8,325	—	—	—	10,138
Other acquired loans individually evaluated for impairment	—	1,895	1,448	2,456	692	964	—	7,455
Loans collectively evaluated for impairment	73,425	102,046	2,214	23,891	7,746	12,500	90	221,912

Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	1,742,868

Unamortized yield adjustments								(1,397)

Loans receivable								$1,741,471

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable

at June 30, 2013

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Originated and purchased loans
Loans individually evaluated for impairment	$697	$430	$—	$—	$110	$—	$—	$1,237
Loans collectively evaluated for impairment	2,939	4,356	50	252	300	35	12	7,944

Allowance for loan losses on originated and purchased loans	3,636	4,786	50	252	410	35	12	9,181

Loans acquired at fair value
Loans acquired with deteriorated credit quality	—	—	—	17	—	—	—	17
Other acquired loans individually evaluated for impairment	—	84	—	740	—	—	—	824
Loans collectively evaluated for impairment	24	489	31	209	80	41	—	874

Allowance for loan losses on loans acquired at fair value	24	573	31	966	80	41	—	1,715

Total allowance for loan losses	$3,660	$5,359	$81	$1,218	$490	$76	$12	$10,896

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable

at June 30, 2013 (continued)

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2013:

At June 30, 2012:
Allocated	$4,572	$3,443	$277	$1,310	$447	$54	$14	$10,117
Unallocated	—	—	—	—	—	—	—	—

Total allowance for loan losses	4,572	3,443	277	1,310	447	54	14	10,117

Total charge offs	(2,272)	(1,042)	(9)	(182)	(221)	—	(2)	(3,728)

Total recoveries	15	—	—	18	10	—	—	43

Total allocated provisions	1,345	2,958	(187)	72	254	22	—	4,464

Total unallocated provisions	—	—	—	—	—	—	—	—

At June 30, 2013:
Allocated	3,660	5,359	81	1,218	490	76	12	10,896
Unallocated	—	—	—	—	—	—	—	—

Total allowance for loan losses	$3,660	$5,359	$81	$1,218	$490	$76	$12	$10,896

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable

at June 30, 2013 (continued)

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Originated and purchased loans
Loans individually evaluated for impairment	$14,412	$7,865	$—	$1,076	$1,145	$—	$—	$24,498
Loans collectively evaluated for impairment	484,575	540,491	5,717	25,975	65,581	10,461	4,145	1,136,945

Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443

Loans acquired at fair value
Loans acquired with deteriorated credit quality	—	1,230	316	4,504	—	—	—	6,050
Other acquired loans individually evaluated for impairment	359	2,079	2,570	2,746	606	626	—	8,986
Loans collectively evaluated for impairment	1,301	115,163	3,248	36,387	13,481	15,526	133	185,239

Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275

Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	1,361,718

Unamortized yield adjustments								(847)

Loans receivable								$1,360,871

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses

at June 30, 2012

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2012:

At June 30, 2011:
Allocated	$6,644	$3,336	$289	$880	$322	$49	$14	$11,534
Unallocated	—	—	—	—	—	—	—	233

Total allowance for loan losses	6,644	3,336	289	880	322	49	14	11,767

Total charge offs	(6,398)	(483)	(106)	(349)	(135)	—	(9)	(7,480)

Total recoveries	6	37	33	—	2	—	2	80

Total allocated provisions	4,320	553	61	779	258	5	7	5,983

Total unallocated provisions	—	—	—	—	—	—	—	(233)

At June 30, 2012:
Allocated	4,572	3,443	277	1,310	447	54	14	10,117
Unallocated	—	—	—	—	—	—	—	—

Total allowance for loan losses	$4,572	$3,443	$277	$1,310	$447	$54	$14	$10,117

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at June 30, 2014 and 2013.

Credit-Rating Classification of Loans Receivable

at June 30, 2014

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Non-classified	$492,531	$872,063	$3,461	$31,301	$66,016	$10,352	$4,247	$1,479,971

Classified:
Special mention	1,626	357	158	25	146	84	1	2,397
Substandard	12,288	6,039	—	1,263	1,011	110	—	20,711
Doubtful	—	284	—	—	—	—	—	284
Loss	—	—	—	—	—	—	—	—

Total classified loans	13,914	6,680	158	1,288	1,157	194	1	23,392

Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value
Non-classified	73,425	96,758	—	18,946	7,582	12,003	71	208,785

Classified:
Special mention	—	4,600	353	4,602	45	245	16	9,861
Substandard	742	3,654	3,309	11,118	811	1,216	3	20,853
Doubtful	—	—	—	6	—	—	—	6
Loss	—	—	—	—	—	—	—	—

Total classified loans	742	8,254	3,662	15,726	856	1,461	19	30,720

Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Credit-Rating Classification of Loans Receivable

at June 30, 2013

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Non-classified	$482,462	$538,544	$5,717	$25,630	$65,353	$10,339	$4,118	$1,132,163

Classified:
Special mention	1,843	983	—	50	228	28	—	3,132
Substandard	14,682	8,527	—	1,371	1,145	94	27	25,846
Doubtful	—	302	—	—	—	—	—	302
Loss	—	—	—	—	—	—	—	—

Total classified loans	16,525	9,812	—	1,421	1,373	122	27	29,280

Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443

Loans acquired at fair value
Non-classified	1,301	109,559	820	31,062	13,419	15,450	132	171,743

Classified:
Special mention	—	4,548	1,300	4,932	62	76	—	10,918
Substandard	359	4,365	4,014	7,554	606	626	1	17,525
Doubtful	—	—	—	89	—	—	—	89
Loss	—	—	—	—	—	—	—	—

Total classified loans	359	8,913	5,314	12,575	668	702	1	28,532

Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275

Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Contractual Payment Status of Loans Receivable

at June 30, 2014

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Current	$495,330	$875,887	$3,619	$31,081	$66,548	$10,499	$4,034	$1,486,998

Past due:
30-59 days	1,385	—	—	245	183	—	60	1,873
60-89 days	1,163	—	—	—	3	30	28	1,224
90+ days	8,567	2,856	—	1,263	439	17	126	13,268

Total past due	11,115	2,856	—	1,508	625	47	214	16,365

Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value
Current	72,736	102,881	2,810	32,346	7,731	12,390	88	230,982

Past due:
30-59 days	689	561	—	—	152	—	—	1,402
60-89 days	—	427	—	—	95	110	1	633
90+ days	742	1,143	852	2,326	460	964	1	6,488

Total past due	1,431	2,131	852	2,326	707	1,074	2	8,523

Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Contractual Payment Status of Loans Receivable

at June 30, 2013

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Current	$484,836	$542,504	$5,717	$26,141	$66,186	$10,346	$3,925	$1,139,655

Past due:
30-59 days	2,297	836	—	—	21	115	166	3,435
60-89 days	1,515	—	—	—	186	—	27	1,728
90+ days	10,339	5,016	—	910	333	—	27	16,625

Total past due	14,151	5,852	—	910	540	115	220	21,788

Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443

Loans acquired at fair value
Current	1,301	116,150	4,448	39,819	13,295	15,477	124	190,614

Past due:
30-59 days	—	258	—	45	433	—	8	744
60-89 days	—	186	—	284	62	49	—	581
90+ days	359	1,878	1,686	3,489	297	626	1	8,336

Total past due	359	2,322	1,686	3,818	792	675	9	9,661

Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275

Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present information relating to the Company’s nonperforming and impaired loans at June 30, 2014 and 2013. Loans reported as “90+ days past due and accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable

at June 30, 2014

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Performing	$497,243	$873,421	$3,619	$31,326	$66,734	$10,529	$4,122	$1,486,994

Nonperforming:
90+ days past due accruing	—	—	—	—	—	—	125	125
Nonaccrual	9,202	5,322	—	1,263	439	17	1	16,244

Total nonperforming	9,202	5,322	—	1,263	439	17	126	16,369

Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value
Performing	73,425	103,399	2,214	31,016	7,928	12,500	89	230,571

Nonperforming:
90+ days past due accruing	—	—	—	—	—	—	—	—
Nonaccrual	742	1,613	1,448	3,656	510	964	1	8,934

Total nonperforming	742	1,613	1,448	3,656	510	964	1	8,934

Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Performance Status of Loans Receivable

at June 30, 2013

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Performing	$487,671	$540,585	$5,717	$25,975	$66,320	$10,461	$4,118	$1,140,847

Nonperforming:
90+ days past due accruing	—	—	—	—	—	—	—	—
Nonaccrual	11,316	7,771	—	1,076	406	—	27	20,596

Total nonperforming	11,316	7,771	—	1,076	406	—	27	20,596

Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443

Loans acquired at fair value
Performing	1,301	116,080	3,248	39,877	13,790	15,526	132	189,954

Nonperforming:
90+ days past due accruing	—	—	—	—	—	—	—	—
Nonaccrual	359	2,392	2,886	3,760	297	626	1	10,321

Total nonperforming	359	2,392	2,886	3,760	297	626	1	10,321

Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275

Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable

at June 30, 2014

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Originated and purchased loans
Non-impaired loans	$494,522	$873,340	$3,619	$31,326	$66,163	$10,529	$4,248	$1,483,747

Impaired loans:
Impaired loans with no allowance for impairment	9,800	5,037	—	1,263	911	17	—	17,028
Impaired loans with allowance for impairment:
Unpaid principal balance	2,123	366	—	—	99	—	—	2,588

Allowance for impairment	(528)	(404)	—	—	(75)	—	—	(1,007)

Balance of impaired loans net of allowance for impairment	1,595	(38)	—	—	24	—	—	1,581

Total impaired loans, excluding allowance	11,923	5,403	—	1,263	1,010	17	—	19,616

Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value
Non-impaired loans	73,425	102,046	2,214	23,891	7,746	12,500	90	221,912

Impaired loans:
Impaired loans with no allowance for impairment	742	1,690	1,448	10,141	617	964	—	15,602
Impaired loans with allowance for impairment:
Unpaid principal balance	—	1,276	—	640	75	—	—	1,991

Allowance for impairment	—	(165)	—	(444)	(57)	—	—	(666)

Balance of impaired loans net of allowance for impairment	—	1,111	—	196	18	—	—	1,325

Total impaired loans, excluding allowance	742	2,966	1,448	10,781	692	964	—	17,593

Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable

at June 30, 2014 (continued)

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Unpaid principal balance of impaired loans:

Originated and purchased loans	$17,655	$5,919	$—	$1,407	$1,027	$17	$—	$26,025

Loans acquired at fair value	742	3,264	1,547	12,495	726	975	—	19,749

Total impaired loans	$18,397	$9,183	$1,547	$13,902	$1,753	$992	$—	$45,774

For the year ended June 30, 2014
Average balance of impaired loans	$13,754	$9,971	$2,514	$10,669	$1,526	$641	$—	$39,075
Interest earned on impaired loans	$138	$186	$—	$732	$69	$7	$—	$1,132

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable

at June 30, 2013

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Originated and purchased loans
Non-impaired loans	$484,575	$540,491	$5,717	$25,975	$65,581	$10,461	$4,145	$1,136,945

Impaired loans:
Impaired loans with no allowance for impairment	11,758	7,470	—	1,076	1,026	—	—	21,330
Impaired loans with allowance for impairment:
Unpaid principal balance	2,654	395	—	—	119	—	—	3,168

Allowance for impairment	(697)	(430)	—	—	(110)	—	—	(1,237)

Balance of impaired loans net of allowance for impairment	1,957	(35)	—	—	9	—	—	1,931

Total impaired loans, excluding allowance	14,412	7,865	—	1,076	1,145	—	—	24,498

Total originated and purchased loans	498,987	548,356	5,717	27,051	66,726	10,461	4,145	1,161,443

Loans acquired at fair value
Non-impaired loans	1,301	115,163	3,248	36,387	13,481	15,526	133	185,239

Impaired loans:
Impaired loans with no allowance for impairment	359	2,795	2,886	6,251	606	626	—	13,523
Impaired loans with allowance for impairment:
Unpaid principal balance	—	514	—	999	—	—	—	1,513

Allowance for impairment	—	(84)	—	(757)	—	—	—	(841)

Balance of impaired loans net of allowance for impairment	—	430	—	242	—	—	—	672

Total impaired loans, excluding allowance	359	3,309	2,886	7,250	606	626	—	15,036

Total loans acquired at fair value	1,660	118,472	6,134	43,637	14,087	16,152	133	200,275

Total loans	$500,647	$666,828	$11,851	$70,688	$80,813	$26,613	$4,278	$1,361,718

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable

at June 30, 2013 (continued)

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Unpaid principal balance of impaired loans:

Originated and purchased loans	$20,682	$8,956	$—	$1,120	$1,169	$—	$—	$31,927

Loans acquired at fair value	417	4,077	3,419	10,168	614	626	—	19,321

Total impaired loans	$21,099	$13,033	$3,419	$11,288	$1,783	$626	$—	$51,248

For the year ended June 30, 2013
Average balance of impaired loans	$15,890	$11,885	$2,120	$8,853	$1,767	$189	$—	$40,704
Interest earned on impaired loans	$181	$108	$20	$478	$61	$2	$—	$850

Impairment Status of Loans Receivable

at June 30, 2012

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
For the year ended June 30, 2012
Average balance of impaired loans	$17,633	$11,228	$1,944	$10,358	$1,322	$161	$—	$42,646
Interest earned on impaired loans	$484	$58	$52	$283	$20	$—	$—	$897

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present information regarding the restructuring of the Company’s troubled debts during the year ended June 30, 2013 and any defaults of TDRs during that year that were restructured within 12 months of the date of default. During the year ended June 30, 2014, the Company did not restructure any troubled debts and there were no defaults of TDRs that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable

at June 30, 2013

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(Dollars in Thousands)
Troubled debt restructuring activity for the year ended June 30, 2013

Originated and purchased loans
Number of loans	5	1	—	—	2	—	—	8
Pre-modification outstanding recorded investment	$967	$265	$—	$—	$176	$—	$—	$1,408
Post-modification outstanding recorded investment	852	245	—	—	164	—	—	1,261
Charge offs against the allowance for loan loss for impairment recognized at modification	146	20	—	—	14	—	—	180

Loans acquired at fair value
Number of loans	—	—	—	—	—	—	—	—
Pre-modification outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Post-modification outstanding recorded investment	—	—	—	—	—	—	—	—
Charge offs against the allowance for loan loss for impairment recognized at modification	—	—	—	—	—	—	—	—

Troubled debt restructuring defaults

Originated and purchased loans
Number of loans	—	—	—	—	—	—	—	—
Outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—

Loans acquired at fair value
Number of loans	—	—	—	—	—	—	—	—
Outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—

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

At June 30, 2014, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $11,778,000 and $ 10,138,000 respectively. By comparison, at June 30, 2013, the remaining outstanding principal balance and carrying amount of such loans totaled approximately $9,874,000 and $6,050,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $2,374,000 and $1,952,000 at June 30, 2014 and June 30, 2013, respectively.

The balance of the allowance for loan losses at June 30, 2014 and June 30, 2013 included approximately $98,000 and $17,000 of valuation allowances, respectively, for a specifically identified impairment attributable to acquired credit-impaired loans. The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition, net of any charge offs recognized during that time.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the years ended June 30, 2014 and 2013.

	Year Ended June 30, 2014 (In Thousands)	Year Ended June 30, 2013 (In Thousands)
Beginning balance	$741	$1,461
Accretion to interest income	(326)	(567)
Disposals	(38)	(153)
Reclassifications from nonaccretable difference	1,514	—

Ending balance	$1,891	$741

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Premises and Equipment

	June 30,
	2014	2013
	(In Thousands)

Land	$9,931	$9,924
Buildings and improvements	35,080	32,920
Leasehold improvements	4,253	4,021
Furnishings and equipment	18,151	15,285
Construction in progress	1,959	1,530

	69,374	63,680

Less accumulated depreciation and amortization	29,269	26,686

	$40,105	$36,994

Land included properties held for future branch expansion totaling $2,419,000 at June 30, 2014 and 2013.

Note 11 – Interest Receivable

	June 30,
	2014	2013
	(In Thousands)

Loans	$5,525	$4,632
Mortgage-backed securities	1,796	2,326
Debt securities	1,692	1,070

	$9,013	$8,028

Note 12 – Goodwill and Other Intangible Assets

	Goodwill	Core Deposit Intangibles
	(In Thousands)

Balance at June 30, 2011	108,591	807
Amortization	—	(155)

Balance at June 30, 2012	108,591	652
Amortization	—	(138)

Balance at June 30, 2013	108,591	514
Acquisition of Atlas Bank	—	398
Amortization	—	(122)

Balance at June 30, 2014	$108,591	$790

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Goodwill and Other Intangible Assets (continued)

Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Years Ending June 30:	(In Thousands)
2015	$194
2016	166
2017	139
2018	111
2019	84
Thereafter	96

Note 13 – Deposits

	June 30,
	2014		2013
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars In Thousands)

Non-interest bearing demand	$224,054	—%	$190,964	—%
Interest-bearing demand (1)	700,248	0.24	731,521	0.29
Savings and club	518,421	0.16	466,559	0.16
Certificates of deposit (2)	1,037,218	1.09	981,464	1.05

	$2,479,941	0.56%	$2,370,508	0.55%

(1)	Interest-bearing demand deposits at June 30, 2014 and June 30, 2013 include $213.5 million and $229.6 million, respectively, of brokered deposits at a weighted average interest rate of 0.15% and 0.19%, excluding cost of interest rate derivatives used to hedge interest expense.
(2)	Certificates of deposit at June 30, 2014 include $18.5 million of brokered deposits at a weighted average interest rate of 3.49%. The Company held no brokered certificates of deposit at June 30, 2013.

Certificates of deposit with balances of $100,000 or more at June 30, 2014 and 2013, totaled approximately $476.6 million and $389.1 million, respectively. The Bank’s deposits are insurable to applicable limits by the Federal Deposit Insurance Corporation.

A summary of certificates of deposit by maturity follows:

	June 30,
	2014	2013
	(In Thousands)

One year or less	$581,543	$646,590
After one to two years	187,401	174,223
After two to three years	90,078	68,155
After three to four years	90,921	48,211
After four to five years	80,811	44,285
After five years	6,464	—

	$1,037,218	$981,464

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Deposits (continued)

Interest expense on deposits consists of the following:

	Years Ended June 30,
	2014	2013	2012
	(In Thousands)

Demand	$3,790	$1,847	$2,690
Savings and club	739	878	1,376
Certificates of deposit	10,009	11,986	16,206

	$14,538	$14,711	$20,272

Note 14 – Borrowings

Fixed-rate advances from FHLB of New York mature as follows:

	June 30,
	2014		2013
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)

Maturing in years ending June 30:
2014	$—	—%	$105,000	0.39%
2015	320,000	0.38	—	—
2016	7,500	1.09	—	—
2017	3,000	1.05	—	—
2018	5,225	1.18	—	—
2021	765	4.94	854	4.94
2023	145,000	3.04	145,000	3.04

	481,490	1.21%	250,854	1.94%
Fair value adjustments	29		77

	$481,519		$250,931

At June 30, 2014, $320.0 million in advances are due within one year while the remaining $161.5 million in advances are due after one year of which $145.0 million are callable in April 2018.

At June 30, 2014, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $739.4 million and $204.2 million, respectively. At June 30, 2013, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $433.2 million and $222.7 million, respectively.

Borrowings at June 30, 2014 and 2013 also included overnight borrowings in the form of depositor sweep accounts totaling $30.7 million and $36.8 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Derivative Instruments and Hedging Activities

At June 30, 2014 and 2013, the Company was subject to the terms of certain interest rate derivative agreements that were utilized by the Company to manage the interest rate exposure arising from specific wholesale funding positions. Such wholesale funding sources include floating-rate brokered money market deposits indexed to one-month LIBOR as well as a number of 90 day fixed-rate FHLB advances that are forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. The derivatives, comprising five interest rate swaps and two interest rate caps, were designated as cash flow hedges with changes in their fair value recorded as an adjustment through other comprehensive income on an after-tax basis. The Company had no interest rate derivatives as of or during the prior years ended June 30, 2012.

The effects of derivative instruments on the Consolidated Financial Statements for June 30, 2014 are as follows:

	June 30, 2014
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments

Interest rate swaps:
Effective July 1, 2013	$165,000	$103	Other liabilities	July 1, 2018
Effective August 19, 2013	75,000	(1,109)	Other liabilities	August 20, 2018
Effective October 9, 2013	50,000	(234)	Other liabilities	October 9, 2018
Effective March 28, 2014	75,000	(1,203)	Other liabilities	March 28, 2019
Effective June 5, 2015	60,000	(271)	Other liabilities	June 5, 2020

Interest rate caps:
Effective June 5, 2013	40,000	913	Other liabilities	June 5, 2018
Effective July 1, 2013	35,000	826	Other liabilities	July 1, 2018

Total	$500,000	$(975)

	Year Ended June 30, 2014
	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges

Interest rate swaps:
Effective July 1, 2013	$(896)	Not Applicable	$—
Effective August 19, 2013	(656)	Not Applicable	—
Effective October 9, 2013	(138)	Not Applicable	—
Effective March 28, 2014	(711)	Not Applicable	—
Effective June 5, 2015	(883)	Not Applicable	—

Interest rate caps:
Effective June 5, 2013	(333)	Not Applicable	—
Effective July 1, 2013	(292)	Not Applicable	—

Total	$(3,909)		$—

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Derivative Instruments and Hedging Activities (continued)

The effects of derivative instruments on the Consolidated Financial Statements for June 30, 2013 are as follows:

	June 30, 2013
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments

Interest rate swaps:
Effective July 1, 2013	$165,000	$1,617	Other assets	July 1, 2018
Effective June 5, 2015	60,000	1,220	Other assets	June 5, 2020

Interest rate caps:
Effective June 5, 2013	40,000	1,485	Other assets	June 5, 2018
Effective July 1, 2013	35,000	1,323	Other assets	July 1, 2018

Total	$300,000	$5,645

	June 30, 2013
	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges

Interest rate swaps:
Effective July 1, 2013	$957	Not Applicable	$—
Effective June 5, 2015	722	Not Applicable	—

Interest rate caps:
Effective June 5, 2013	128	Not Applicable	—
Effective July 1, 2013	31	Not Applicable	—

Total	$1,838		$—

The Company has in place an enforceable master netting arrangement with every counterparty. All master netting arrangements include rights to offset associated with the Company’s recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

At June 30, 2014, three of the Company’s derivatives were in an asset position totaling $1.8 million while the remaining four derivatives were in a liability position totaling $2.8 million. In total, the Company’s derivatives were in a net liability position of $975,000 at June 30, 2014 and included in other liabilities as of that date. As required under the enforceable master netting arrangement with its derivatives counterparty, the Company posted financial collateral in the amount of $1,090,000 at June 30, 2014 that was not included as an offsetting amount.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Derivative Instruments and Hedging Activities (continued)

At June 30, 2013, all derivatives were in an asset position so that no offset was required. Both the gross amount of assets and net amount included in other assets was $5,645,000 at June 30, 2013. As required under the enforceable master netting arrangement, the Company’s derivatives counterparty posted financial collateral in the amount $5,500,000 at June 30, 2013 that was not included as an offsetting amount.

Note 16 – Benefit Plans

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

Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants. Contributions to the ESOP and shares released from the suspense account are to be allocated among the participants on the basis of compensation, as described by the ESOP, in the year of allocation.

ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, 12,123 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $1,742,000, $1,431,000 and $1,367,000 for the years ended June 30, 2014, 2013 and 2012, respectively.

At June 30, 2014 and 2013, the ESOP shares were as follows:

	June 30,
	2014	2013

Allocated shares	1,113,602	989,049
Total shares distributed due to employee resignations/terminations	159,514	138,657
Shares committed to be released	84,660	84,594
Unearned shares	387,924	533,400

Total ESOP Shares	1,745,700	1,745,700

Fair value of unearned shares	$5,873,169	$5,595,366

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Employee Stock Ownership Plan Benefit Equalization Plan (“ESOP BEP”)

The Bank has a non-qualified plan to compensate its senior officers who participate in the Bank’s ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code (“IRC”). The ESOP BEP expense was approximately $36,000, $6,000 and $-0- for the years ended June 30, 2014, 2013 and 2012, respectively. The liability totaled approximately $15,000 and $6,000 at June 30, 2014 and 2013, respectively.

Thrift Plan

The Bank sponsors the Employees’ Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees may elect to save up to 20% of their compensation. The Bank will contribute a matching contribution up to 3% of the employee annual compensation. The Plan expense amounted to approximately $543,000, $527,000 and $510,000 for the years ended June 30, 2014, 2013 and 2012, respectively.

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

Funded status (market value of plan assets divided by funding target) of the Bank’s plan based on valuation reports as of July 1, 2013 and 2012 was 101.13% and 104.56%, respectively. Total contributions made to the Pentegra DB Plan, as reported on Form 5500, were $136.5 million and $196.5 million for the plan years ending June 30, 2013 and June 30, 2012, respectively. The Bank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan. During the years ended June 30, 2014, 2013 and 2012, the total expense recorded for the Pentegra DB Plan was approximately $303,000, $1,254,000 and $1,238,000, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Atlas Bank Retirement Income Plan (“ABRIP”)

Through the merger with Atlas Bank, the Company acquired a non-contributory defined benefit pension plan covering all eligible employees of Atlas Bank. Effective January 31, 2013, the ABRIP was frozen by Atlas Bank. All benefits for eligible participants accrued in the ABRIP to the freeze date have been retained. The benefits are based on years of service and employee’s compensation. The ABRIP is funded in conformity with funding requirements of applicable government regulations.

The following table sets forth the ABRIP’s funded status at June 30, 2014:

June 30,
2014
(In Thousands)
Reconciliation of funded status:
Projected benefit obligation	$2,646
Fair value of assets	3,885

Funded status, included in other assets	$1,239

Valuation assumptions:
Discount rate	4.50%
Salary increase rate	N/A

There was no net periodic pension expense for the year ended June 30, 2014 as the acquisition of Atlas Bank occurred on June 30, 2014. The Bank does not expect to contribute to the ABRIP in the year ending June 30, 2015.

The assets of the ABRIP are invested in a Guaranteed Deposit Fund (“GDF”) with Prudential Financial, Inc. The GDF is a group annuity fund invested in public and private-issue debt securities through various sub-accounts. The underlying assets are valued based on quoted prices for similar assets with similar terms and other observable market data and have no redemption restrictions. The investments in the plan were monitored to ensure that they complied with the investment policies set forth by the Employee Benefits Committee of Atlas Bank. The plan’s assets were reviewed periodically by management, which included an analysis of the asset allocation and the performance of the GDF prepared by Prudential Financial, Inc.

The overall investment objective of the ABRIP is to ensure safety of principal and seek an attractive rate of return. The GDF utilizes a full spectrum of fixed income asset classes to provide the opportunity to maximize portfolio returns and diversification. Such asset classes are as follows:

•	Private Placement Bonds

•	Commercial Mortgage Loans

•	Public Corporate Bonds

•	Residential Mortgage Securities

•	Public Asset Backed Securities

•	Commercial Mortgage-backed Securities

•	Private Securitized Investments

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Atlas Bank Retirement Income Plan (“ABRIP”) (continued)

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed-income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed-income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan’s allocation, the result is an expected rate of return of 7% to 11%.

The fair values of the ABRIP’s assets at June 30, 2014, by asset category (see Note 20 for the definitions of levels), are as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2014:
Prudential Guaranteed Deposit Fund	$—	$3,885	$—	$3,885

Benefit Equalization Plan (“BEP”)

The Bank has an unfunded non-qualified plan to compensate senior officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the IRC. There were approximately $265,000, $221,000 and $257,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2014, 2013 and 2012, respectively.

The following tables set forth the BEP’s funded status and components of net periodic pension cost:

	June 30,
	2014	2013
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation - beginning	$3,430	$2,859
Interest cost	154	143
Actuarial (gain) loss	(218)	649
Benefit payments	(265)	(221)

Benefit obligation - ending	$3,101	$3,430

Change in plan assets:
Fair value of assets - beginning	$—	$—
Contributions	265	221
Benefit payments	(265)	(221)

Fair value of assets - ending	$—	$—

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Benefit Equalization Plan (“BEP”) (continued)

	June 30,
	2014	2013
	(Dollars in Thousands)
Reconciliation of funded status:
Accumulated benefit obligation	$(3,101)	$(3,430)

Projected benefit obligation	$(3,101)	$(3,430)
Fair value of assets	—	—

Accrued pension cost included in other liabilities	$(3,101)	$(3,430)

Valuation assumptions:
Discount rate	4.50%	5.00%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2014	2013	2012
	(Dollars in Thousands)
Net periodic pension expense:
Interest cost	$154	$143	$162
Amortization of net actuarial loss	37	50	10

	$191	$193	$172

Valuation assumptions:
Discount rate	5.00%	4.25%	5.75%
Salary increase rate	N/A	N/A	N/A

It is estimated that contributions of approximately $225,000 will be made during the year ending June 30, 2015.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2015	225
2016	227
2017	229
2018	230
2019	232
2020-2024	1,157

In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, “freezing” all future benefit accruals under the BEP related to the Bank’s defined benefit pension plan.

At June 30, 2014 and 2013, unrecognized net loss of $777,000 and $1,032,000, respectively, was included in accumulated other comprehensive income. For the fiscal year ending June 30, 2015, $47,000 of the unrecognized net loss is expected to be recognized as a component of net periodic pension cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Postretirement Welfare Plan

The Bank has an unfunded postretirement group term life insurance plan covering all eligible employees. The benefits are based on age and years of service. During the years ended June 30, 2014, 2013 and 2012, contributions and benefits paid totaled $6,000, $5,000 and $5,000, respectively.

The following tables set forth the accrued accumulated postretirement benefit obligation and the net periodic postretirement benefit cost:

	June 30,
	2014	2013
	(Dollars in Thousands)

Change in benefit obligation:
Benefit obligation - beginning	$1,043	$655
Service cost	54	62
Interest cost	45	40
Actuarial (gain) loss	(144)	291
Premiums/claims paid	(6)	(5)

Benefit obligation - ending	$992	$1,043

Change in plan assets:
Fair value of assets - beginning	$—	$—
Contributions	6	5
Premiums/claims paid	(6)	(5)

Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Accumulated benefit obligation	$(992)	$(1,043)
Fair value of assets	—	—

Accrued postretirement benefit cost included in other liabilities	$(992)	$(1,043)

Valuation assumptions:
Discount rate	4.50%	5.00%
Salary increase rate	3.25%	3.25%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Postretirement Welfare Plan (continued)

	Years Ended June 30,
	2014	2013	2012
	(Dollars in Thousands)

Net periodic postretirement benefit cost:
Service cost	$54	$62	$23
Interest cost	45	40	34
Amortization of past service liability	—	—	3
Amortization of unrecognized loss (gain)	—	4	(12)

	$99	$106	$48

Valuation assumptions:
Discount rate	5.00%	4.25%	5.75%
Salary increase rate	3.25%	3.25%	3.25%

It is estimated that contributions of approximately $9,000 will be made during the year ending June 30, 2015.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2015	9
2016	11
2017	12
2018	14
2019	16
2020-2024	106

At June 30, 2014 and 2013, unrecognized net gain (loss) of $18,000 and $(126,000), respectively, were included in accumulated other comprehensive income. For the fiscal year ending June 30, 2015, $-0- of unrecognized net gain is expected to be recognized as a component of net periodic postretirement benefit cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Directors’ Consultation and Retirement Plan (“DCRP”)

The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director. During each of the years ended June 30, 2014, 2013 and 2012, contributions and benefits paid totaled $60,000, $98,000 and $117,000, respectively.

The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2014	2013
	(Dollars in Thousands)

Change in benefit obligation:
Projected benefit obligation - beginning	$3,201	$2,761
Service cost	147	168
Interest cost	136	125
Actuarial (gain) loss	(441)	245
Benefit payments	(60)	(98)

Projected benefit obligation - ending	$2,983	$3,201

Change in plan assets:
Fair value of assets - beginning	$—	$—
Contributions	60	98
Benefit payments	(60)	(98)

Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Accumulated benefit obligation	$(2,524)	$(2,278)

Projected benefit obligation	$(2,983)	$(3,201)
Fair value of assets	—	—

Accrued cost included in other liabilities	$(2,983)	$(3,201)

Valuation assumptions:
Discount rate	4.50%	5.00%
Fee increase rate	3.25%	3.25%

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Directors’ Consultation and Retirement Plan (“DCRP”) (continued)

	Years Ended June 30,
	2014	2013	2012
	(Dollars in Thousands)

Net periodic plan cost:
Service cost	$147	$168	$131
Interest cost	136	125	146
Amortization of unrecognized gain	(39)	—	(23)
Amortization of past service liability	46	48	61

	$290	$341	$315

Valuation assumptions:
Discount rate	5.00%	4.25%	5.75%
Fee increase rate	3.25%	3.25%	3.25%

It is estimated that contributions of approximately $80,000 will be made during the year ending June 30, 2015.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30:	(In Thousands)
2015	80
2016	101
2017	123
2018	146
2019	169
2020-2024	1,137

At June 30, 2014 and 2013, unrecognized net gain of $661,000 and $259,000, respectively, and unrecognized past service cost of $108,000 and $154,000, respectively, were included in accumulated other comprehensive income. For the fiscal year ending June 30, 2015, $18,000 of unrecognized gain and $46,000 of unrecognized past service cost are expected to be recognized as a component of net periodic plan cost.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Stock Compensation Plans

The Company has two stock-related compensation plans: stock options and restricted stock awards. The plans authorized up to 3,564,137 shares as stock option grants and 1,425,655 shares as restricted stock awards. At June 30, 2014, there were 392,897 shares remaining available for future stock option grants and 18,959 shares remaining available for future restricted stock awards under the plans.

Stock option grants generally vest over a five-year service period and have a contractual maturity of ten years. The Company recognizes compensation expense for the fair values of these grants, which have graded vesting, on a straight-line basis over the requisite service period of the grants.

The Company granted 185,000 options during the year ended June 30, 2014. No options were granted during the years ended June 30, 2013 and 2012.

Management used the following assumptions to estimate the fair value of the options granted during the year ended June 30, 2014:

Weighted average risk-free interest rate	2.17%
Expected dividend yield	2.00%
Weighted average volatility factors of the expected market price of the Company’s stock	33.14%
Weighted average expected life of the options	6.5 years

The weighted average fair value of stock options granted during the year ended June 30, 2014 was $4.30 per option.

Restricted stock awards generally vest in full after five years. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period of five years.

The Company awarded 54,500 shares of restricted stock during the year ended June 30, 2014. There were no restricted stock awards granted during the years ended June 30, 2013 and 2012.

During the years ended June 30, 2014, 2013 and 2012, the Company recorded $289,000, $209,000 and $209,000, respectively, of share-based compensation expense, comprised of stock option expense of $81,000, $41,000 and $41,000, respectively, and restricted stock expense of $208,000, $168,000 and $168,000, respectively.

During the years ended June 30, 2014, 2013 and 2012, the income tax benefit attributed to non-qualified stock options expense was approximately $1,000, $-0- and $-0-, respectively, and attributed to restricted stock expense was approximately $85,000, $68,000 and $68,000, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Stock Compensation Plans (continued)

The following is a summary of the Company’s stock option activity and related information for its option plans for the year ended June 30, 2014:

	Options	Weighted Average Exercise Price	Range of Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)				(In Thousands)

Outstanding at June 30, 2013	3,133	$12.26	$10.16 - $12.71	2.5 years
Granted	185	14.79	14.79
Exercised	(118)	12.71	12.71
Forfeited	(165)	12.71	12.71

Outstanding at June 30, 2014	3,035	$12.37	$10.16 - $14.79	2.0 years	$9,034

Exercisable at June 30, 2014	2,824	$12.24	$10.16 - $12.71	1.5 years	$8,795

The Company generally utilizes treasury stock to issue shares upon the exercise of vested options. A total of 117,618 vested options with an aggregate intrinsic value of $256,000 were exercised during the fiscal year ended June 30, 2014 with all such shares being issued from treasury stock carrying an average cost of $11.48 per share. There were no vested options exercised during the years ended June 30, 2013 and 2012. As of June 30, 2014, the Company has 6,513,722 shares of treasury stock.

The cash proceeds from stock options exercises during the year ended June 30, 2014 totaled approximately $1.5 million. A portion of such exercises represented disqualifying dispositions of incentive stock options for which the Company recognized $98,000 in income tax benefit.

Expected future compensation expense relating to the 211,000 non-exercisable options outstanding as of June 30, 2014 is $829,000 over a weighted average period of 4.39 years.

The following is a summary of the status of the Company’s non-vested restricted share awards as of June 30, 2014 and changes during the year ended June 30, 2014:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(In Thousands)

Non-vested at June 30, 2013	49	$10.16
Awarded	54	$14.79
Vested	(16)	$10.16

Non-vested at June 30, 2014	87	$13.04

During the years ended June 30, 2014, 2013 and 2012, the total fair value of vested restricted shares were $244,000, $166,000 and $160,000, respectively. Expected future compensation expense relating to the 87,500 non-vested restricted shares at June 30, 2014 is $1,059,000 over a weighted average period of 3.62 years.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Stockholders’ Equity and Regulatory Capital

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

During the fiscal years ended June 30, 2014 and 2012, applications for capital distributions from the Bank to the Company were approved by federal banking regulators in the amounts of $5,000,000 and $6,000,000, respectively, which were paid by the Bank to the Company in September 2013 and May 2013, respectively. No capital distributions from the Bank to the Company were initiated during the fiscal year ended June 30, 2013.

Federal banking regulators may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted total assets (as defined). The following tables present information regarding the Bank’s regulatory capital levels at the dates presented.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Stockholders’ Equity and Regulatory Capital (continued)

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)

As of June 30, 2014:
Total capital (to risk-weighted assets)	$376,343	20.45%	≥	$147,232	≥	8.00%	≥	$184,040	≥	10.00%
Tier 1 capital (to risk-weighted assets)	363,956	19.78	≥	73,616	≥	4.00	≥	110,424	≥	6.00
Core (Tier 1) capital (to adjusted total assets)	363,956	10.75	≥	135,420	≥	4.00	≥	169,275	≥	5.00
Tangible capital (to adjusted total assets)	363,956	10.75	≥	50,783	≥	1.50	≥	—	≥	—

As of June 30, 2013:
Total capital (to risk-weighted assets)	$353,386	21.77%	≥	$129,850	≥	8.00%	≥	$162,313	≥	10.00%
Tier 1 capital (to risk-weighted assets)	342,490	21.10	≥	64,925	≥	4.00	≥	97,388	≥	6.00
Core (Tier 1) capital (to adjusted total assets)	342,490	11.32	≥	121,054	≥	4.00	≥	151,317	≥	5.00
Tangible capital (to adjusted total assets)	342,490	11.32	≥	45,395	≥	1.50	≥	—	≥	—

Based upon most recent notification from federal banking regulators dated November 12, 2013 the Bank was categorized as well capitalized as of September 30, 2013, under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Income Taxes

Retained earnings at June 30, 2014, includes approximately $30.5 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided. If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are as follows:

	Years Ended June 30,
	2014	2013	2012
	(In Thousands)

Current income tax expense:
Federal income	$3,196	$1,629	$2,210
State income	938	343	470

	4,134	1,972	2,680

Deferred income tax expense:
Federal	49	411	(24)
State	122	102	120

	171	513	96

Valuation allowance	(88)	(235)	—

	$4,217	$2,250	$2,776

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate of 35% to income before income taxes for the years ended June 30, 2014, 2013 and 2012:

	Years Ended June 30,
	2014	2013	2012
	(Dollar in Thousands)

Federal income tax expense at statutory rate	$5,042	$3,065	$2,749
(Reductions) increases in income taxes resulting from:
Tax exempt interest	(635)	(142)	(21)
New Jersey state tax, net of federal income tax effect	632	284	389
Incentive stock options compensation expense	28	15	15
Income from BOLI	(959)	(680)	(250)
Other items, net	197	(66)	(106)

	4,305	2,476	2,776

Valuation allowance	(88)	(226)	—

Total income tax expense	$4,217	$2,250	$2,776

Effective income tax rate	29.27%	25.70%	35.35%

The effective income tax rate represents total income tax expense divided by income before income taxes.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Income Taxes (continued)

As a result of a redemption-in-kind transaction during the year ended June 30, 2009, the Company incurred a realized capital loss which was partially utilized as a capital loss carry back against capital gains in the three preceding years. As of June 30, 2010, the Company established a deferred tax asset for the remaining capital loss carry forward. Since it was not currently more likely than not that the deferred tax asset related to incurred capital losses would be realized, the Company established a valuation allowance thereon during the year ended June 30, 2010. The Company utilized a portion of the federal capital loss carryover with a capital gain for the year ended June 30, 2013 which decreased the related valuation allowance. As of June 30, 2014, the capital loss carryover had expired resulting in the write-off of the associated deferred tax asset against the remaining valuation allowance.

During the years ended June 30, 2014 and 2013, the Company maintained an additional valuation allowance against the deferred tax asset arising from the portion of the unrealized losses on securities available for sale that would represent capital losses if such losses were to be realized.

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2014	2013
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$615	$920
Accumulated other comprehensive income
Defined benefit plans	84	430
Unrealized loss on securities available for sale	—	2,928
Unrealized loss on securities available for sale transferred to held to maturity	404	—
Derivatives	1,430	—
Allowance for loan losses	5,060	4,451
Benefit plans	2,816	2,709
Compensation	239	—
Stock based compensation	3,255	3,320
Capital loss carryover	—	88
Uncollected interest	2,431	2,290
Depreciation	928	747
Other	809	705

	18,071	18,588
Valuation allowance	(134)	(995)

	17,937	17,593

Deferred income tax liabilities:
Deferred costs	815	617
Goodwill	6,198	5,716
Accumulated other comprehensive income
Unrealized gain on securities available for sale	458	—
Derivatives	—	1,269
Other	152	209

	7,623	7,811

Net deferred income tax asset	$10,314	$9,782

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Commitments

The Bank has non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2014:

Years Ending June 30:	(In Thousands)
2015	$1,761
2016	1,629
2017	1,455
2018	1,126
2019	806
Thereafter	3,261

Total Minimum Payments Required	$10,038

The following schedule shows the composition of total rental expense for all operating leases:

	June 30,
	2014	2013	2012
	(In Thousands)

Minimum rentals	$1,716	$1,629	$1,520

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

The outstanding loan commitments are as follows:

	June 30,
	2014	2013
	(In Thousands)

Mortgage loans	$27,452	$58,448
Home equity loans	1,374	1,692
Business loans	350	500
Construction loans in process	6,385	11,100
Consumer home equity and overdraft lines of credit	35,765	37,972
Commercial lines of credit	24,070	31,434

	$95,396	$141,146

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Commitments (continued)

At June 30, 2014, the outstanding mortgage loan commitments included $20.0 million for fixed-rate loans with interest rates ranging from 3.00% to 6.00% and $935,000 for adjustable-rate loans with initial rates of 6.00%. The remaining $6.5 million of mortgage loan commitments represent the remaining balance of an outstanding blanket commitment with a third party loan originator to purchase newly originated residential mortgage loans whose rates may either be fixed or adjustable-rate. Home equity loan commitments include $1.4 million for fixed-rate loans with interest rates ranging from 3.125% to 6.00%. Business loan commitments total $350,000 representing funding commitments on floating rate loans with initial rates ranging from 3.75% to 5.50%. Undisbursed funds from home equity and business lines of credit are adjustable-rate loans with interest rates ranging from 1.25% below to 5.00% above the prime rate published in the Wall Street Journal. Lines of credit providing overdraft protection for checking accounts are adjustable-rate loans with interest rates ranging from 3.50% to 4.00% above prime.

At June 30, 2013, the outstanding mortgage loan commitments included $57.2 million for fixed-rate loans with interest rates ranging from 2.75% to 5.50% and $1.0 million for adjustable-rate loans with initial rates ranging from 4.25% to 6.0%. The remaining $185,000 of mortgage loan commitments represent the remaining balance of an outstanding blanket commitment with a third party loan originator to purchase newly originated residential mortgage loans whose rates may either be fixed or adjustable-rate. Home equity loan commitments include $1.7 million for fixed rate loans with interest rates ranging from 3.25% to 6.00%. Business loan commitments total $500,000 representing funding commitments on floating rate loans with initial rates ranging from 4.25% to 6.00%. Undisbursed funds from home equity and business lines of credit are adjustable-rate loans with interest rates ranging from 1.25% below to 3.00% above the prime rate published in the Wall Street Journal. Lines of credit providing overdraft protection for checking accounts are adjustable-rate loans with interest rates ranging from 3.5% to 5.00% above prime.

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

In addition to the commitments noted above, the Bank is party to standby letters of credit through which it guarantees certain specific business obligations of its commercial customers. The balance of standby letters of credit at June 30, 2014 and 2013 were approximately $519,000 and $1,791,000, respectively.

The Company and subsidiaries are also party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the consolidated financial position of the Company.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Fair Value of Financial Instruments

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Fair Value of Financial Instruments (continued)

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2014:

Debt securities available for sale:

U.S. agency securities	$—	$4,205	$—	$4,205
Obligations of state and political subdivisions	—	26,773	—	26,773
Asset-backed securities	—	87,316	—	87,316
Collateralized loan obligations	—	119,572	—	119,572
Corporate bonds	—	162,234	—	162,234
Trust preferred securities	—	7,798	—	7,798

Total debt securities	—	407,898	—	407,898

Mortgage-backed securities available for sale:

Collateralized mortgage obligations	—	83,270	—	83,270
Residential pass-through securities	—	353,953	—	353,953

Total mortgage-backed securities	—	437,223	—	437,223

Total securities available for sale	$—	$845,121	$—	$845,121

Derivative instruments:

Interest rate swaps	$—	$(2,714)	$—	$(2,714)

Interest rate caps	—	1,739	—	1,739

Total derivatives	$—	$(975)	$—	$(975)

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Fair Value of Financial Instruments (continued)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2013:

Debt securities available for sale:

U.S. agency securities	$—	$5,015	$—	$5,015
Obligations of state and political subdivisions	—	25,307	—	25,307
Asset-backed securities	—	24,798	—	24,798
Collateralized loan obligations	—	78,486	—	78,486
Corporate bonds	—	159,192	—	159,192
Trust preferred securities	—	6,324	1,000	7,324

Total debt securities	—	299,122	1,000	300,122

Mortgage-backed securities available for sale:

Collateralized mortgage obligations	—	62,482	—	62,482
Residential pass-through securities	—	628,154	—	628,154
Commercial pass-through securities	—	90,016	—	90,016

Total mortgage-backed securities	—	780,652	—	780,652

Total securities available for sale	$—	$1,079,774	$1,000	$1,080,774

Derivative instruments:

Interest rate swaps	$—	$2,837	$—	$2,837

Interest rate caps	—	2,808	—	2,808

Total derivatives	$—	$5,645	$—	$5,645

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Fair Value of Financial Instruments (continued)

At June 30, 2014, the Company held a trust preferred security with a par value of $1.0 million, a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc. which is a part of a $40.0 million private placement with a coupon of 8.90% issued in 1998 and maturing in 2028. The security’s value at June 30, 2014 was determined using the matrix pricing (Level 2 inputs) noted above. However, the security’s fair value had previously been determined by using Level 3 inputs because management had been unable to obtain a market quote due to a lack of trading activity for this security. Consequently, the security’s fair value as reported at June 30, 2013 was based upon the present value of its expected future cash flows assuming the security continued to meet all its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

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

For the year ended June 30, 2014, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis. For that same period, there were no transfers of assets or liabilities within the fair valuation measurement hierarchy between Level 1 and Level 2 inputs.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Fair Value of Financial Instruments (continued)

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2014
Impaired loans	$—	$—	$10,387	$10,387

At June 30, 2013
Impaired loans	$—	$—	$14,603	$14,603
Real estate owned	—	—	229	229

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average
	(In Thousands)

At June 30, 2014
Impaired loans	$10,387	Market valuation of underlying collateral (1)	Direct disposal costs (3)	6% - 10%	7.10%
At June 30, 2013
Impaired loans	$14,603	Market valuation of underlying collateral (1)	Direct disposal costs (3)	6% - 10%	7.21%

Real estate owned	$229	Market valuation property (2)	Direct disposal costs (3)	6% - 10%	8.51%

(1)	The fair value basis of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
(2)	The fair value basis of real estate owned is generally determined based upon the lower of an independent appraisal of the property’s market value or the applicable listing price or contracted sales price.
(3)	The fair value basis of impaired loans and real estate owned is adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions and title transfer fees, with such cost estimates generally ranging from 6% to 10% of collateral or property market value.

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

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Fair Value of Financial Instruments (continued)

At June 30, 2014, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $12.1 million and valuation allowances of $1.7 million reflecting fair values of $10.4 million. By comparison, at June 30, 2013, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $16.7 million and valuation allowances of $2.1 million reflecting fair values of $14.6 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At June 30, 2014, the Company held no real estate owned whose carrying value was written down utilizing Level 3 inputs during fiscal 2014. By comparison, at June 30, 2013, real estate owned whose carrying value was written down utilizing Level 3 inputs during the year ended June 30, 2013 comprised one property with a fair value totaling $229,000.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at June 30, 2014 and June 30, 2013:

Cash and Cash Equivalents, Interest Receivable and Interest Payable. The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities. See the discussion presented above concerning assets measured at fair value on a recurring basis.

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

Interest Rate Derivatives. See the discussion presented above concerning assets measured at fair value on a recurring basis.

Commitments. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 19.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Fair Value of Financial Instruments (continued)

The carrying amounts and fair values of financial instruments are as follows:

	Carrying Amount and Fair Value Measurements at June 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$135,034	$135,034	$135,034	$—	$—
Debt securities available for sale	407,898	407,898	—	407,898	—
Debt securities held to maturity	216,414	213,472	—	213,472	—
Loans receivable	1,729,084	1,711,972	—	—	1,711,972
Mortgage-backed securities available for sale	437,223	437,223	—	437,223	—
Mortgage-backed securities held to maturity	295,658	293,781	—	293,781	—
FHLB stock	25,990	25,990	—	—	25,990
Interest receivable	9,013	9,013	9,013	—	—

Financial liabilities:
Deposits (A)	2,479,941	2,490,933	1,442,723	—	1,048,210
Borrowings	512,257	521,839	—	—	521,839
Interest payable on borrowings	1,001	1,001	1,001	—	—

Derivative instruments:
Interest rate swaps	(2,714)	(2,714)	—	(2,714)	—
Interest rate caps	1,739	1,739	—	1,739	—

(A)	Includes accrued interest payable on deposits of $69,000 at June 30, 2014.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Fair Value of Financial Instruments (continued)

	Carrying Amount and Fair Value Measurements at June 30, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In Thousands)
Financial assets:
Cash and cash equivalents	$127,034	$127,034	$127,034	$—	$—
Debt securities available for sale	300,122	300,122	—	299,122	1,000
Debt securities held to maturity	210,015	202,328	—	202,328	—
Loans receivable	1,349,975	1,359,799	—	—	1,359,799
Mortgage-backed securities available for sale	780,652	780,652	—	780,652	—
Mortgage-backed securities held to maturity	101,114	96,447	—	96,447	—
FHLB stock	15,666	15,666	—	—	15,666
Interest receivable	8,028	8,028	8,028	—	—

Financial liabilities:
Deposits (A)	2,370,508	2,376,290	1,389,044	—	987,246
Borrowings	287,695	295,914	—	—	295,914
Interest payable on borrowings	938	938	938	—	—

Derivative instruments:
Interest rate swaps	2,837	2,837	—	2,837	—
Interest rate caps	2,808	2,808	—	2,808	—

(A)	Includes accrued interest payable on deposits of $47,000 at June 30, 2013.

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

Note 20 – Fair Value of Financial Instruments (continued)

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.

Note 21 – Comprehensive Income

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

	June 30,
	2014	2013
	(In Thousands)

Net unrealized loss on securities available for sale	$1,091	$(7,375)
Tax effect	(592)	2,021

Net of tax amount	499	(5,354)

Net unrealized loss on securities available for sale transferred to held to maturity	(990)	—
Tax effect	404	—

Net of tax amount	(586)	—

Fair value adjustments on derivatives	(3,501)	3,107
Tax effect	1,430	(1,269)

Net of tax amount	(2,071)	1,838

Benefit plan adjustments	(206)	(1,053)
Tax effect	84	430

Net of tax amount	(122)	(623)

Accumulated other comprehensive loss	$(2,280)	$(4,139)

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Comprehensive Income (continued)

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Years Ended June 30,
	2014	2013	2012
	(In Thousands)

Realized gain on sale of securities available for sale (1)	$(1,523)	$(10,433)	$(53)

Unrealized holding gain (loss) on securities available for sale arising during the period	9,989	(36,662)	13,405

Unrealized holding loss on securities available for sale transferred to held to maturity	(1,009)	—	—

Amortization of unrealized holding loss on securities available for sale transferred to held to maturity (2)	19	—	—

Fair value adjustments on derivatives	(6,608)	3,107	—

Benefit plans:
Amortization of:
Actuarial (gain) loss (3)	(2)	54	(25)
Past service cost (3)	46	48	64
New actuarial gain (loss)	803	(1,186)	284

Net change in benefit plans accrued expense	847	(1,084)	323

Other comprehensive income (loss) before taxes	1,715	(45,072)	13,675

Tax effect	144	17,337	(5,511)

Other comprehensive income (loss)	$1,859	$(27,735)	$8,164

(1)	Represents amount reclassified out of accumulated other comprehensive income and included in gain on sale of securities on the consolidated statements of income.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(3)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 16 – Benefit Plans for additional information.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 – Parent Only Financial Information

Kearny Financial Corp. operates its wholly owned subsidiary Kearny Federal Savings Bank and the Bank’s wholly-owned subsidiaries. The consolidated earnings of the subsidiaries are recognized by the Company using the equity method of accounting. Accordingly, the consolidated earnings of the subsidiaries are recorded as increases in the Company’s investment in the subsidiaries. The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as June 30, 2014 and 2013, and for each of the years in the three-year period ended June 30, 2014.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2014	2013
	(In Thousands)

Assets
Cash and amounts due from depository institutions	$17,413	$13,524
Loans receivable	5,065	6,726
Investment in subsidiaries	472,110	447,498
Other assets	154	62

	$494,742	$467,810

Liabilities and Stockholders’ Equity
Other liabilities	$66	$103
Stockholders’ equity	494,676	467,707

	$494,742	$467,810

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 – Parent Only Financial Information (continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended June 30,
	2014	2013	2012
	(In Thousands)

Dividends from subsidiary	$5,000	$—	$6,000
Interest income	341	450	566
Equity in undistributed earnings (loss) of subsidiaries	5,398	6,550	(864)
Gain on sale of securities	—	38	—

	10,739	7,038	5,702

Directors’ compensation	123	117	124
Other expenses	539	436	526

	662	553	650

Income before Income Taxes	10,077	6,485	5,052

Income tax benefit	(111)	(21)	(26)

Net income	$10,188	$6,506	$5,078

Comprehensive income (loss)	$12,047	$(21,229)	$13,242

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2014	2013	2012
	(In Thousands)

Cash Flows from Operating Activities
Net income	$10,188	$6,506	$5,078
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(5,398)	(6,550)	864
Amortization of premiums	—	8	14
Realized gain on sale of mortgage-backed securities available for sale	—	(38)	—
Decrease in interest receivable	—	5	2
Payments received on intercompany liabilities	231	174	12,469
(Increase) decrease in other assets	(116)	52	41
(Decrease) increase in other liabilities	(37)	22	1

Net Cash Provided by Operating Activities	$4,868	$179	$18,469

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 – Parent Only Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2014	2013	2012
	(In Thousands)

Cash Flows from Investing Activities
Repayment of loan to ESOP	$1,661	$1,573	$1,489
Principal repayments on mortgage-backed securities available for sale	—	424	697
Proceeds from sale of mortgage-backed securities available for sale	—	667	—
Return of subsidiary investment	—	—	9

Net Cash Provided by Investing Activities	1,661	2,664	2,195

Cash Flows from Financing Activities
Dividends paid to minority stockholders of Kearny Financial Corp.	—	—	(3,617)
Purchase of common stock of Kearny Financial Corp. for treasury	(4,135)	(4,319)	(8,464)
Treasury stock reissued	1,495	—	—
Dividends contributed for payment of ESOP loan	—	(2)	160
Dividends paid on vested ESOP distribution	—	—	(1)

Net Cash Used in Financing Activities	(2,640)	(4,321)	(11,922)

Net Increase (Decrease) in Cash and Cash Equivalents	3,889	(1,478)	8,742

Cash and Cash Equivalents - Beginning	13,524	15,002	6,260

Cash and Cash Equivalents - Ending	$17,413	$13,524	$15,002

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 – Net Income per Common Share (EPS)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Year Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$10,188

Basic earnings per share, income available to common stockholders	$10,188	65,796	$0.16

Effect of dilutive securities:
Stock options	—	40

Diluted earnings per share	$10,188	65,836	$0.16

	Year Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$6,506

Basic earnings per share, income available to common stockholders	$6,506	66,152	$0.10

Effect of dilutive securities:
Stock options	—	—

Diluted earnings per share	$6,506	66,152	$0.10

	Year Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$5,078

Basic earnings per share, income available to common stockholders	$5,078	66,495	$0.08

Effect of dilutive securities:
Stock options	—	—

Diluted earnings per share	$5,078	66,495	$0.08

During the years ended June 30, 2014, 2013 and 2012, the average number of options which were anti-dilutive totaled approximately 1,910,000, 3,193,000 and 3,221,000, respectively.

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24 – Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2014 and 2013:

	Year Ended June 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)

Interest income	$23,300	$23,933	$23,956	$24,630
Interest expense	5,104	5,458	5,475	5,961

Net Interest Income	18,196	18,475	18,481	18,669

Provision for loan losses	1,168	559	880	774

Net Interest Income after Provision for Loan Losses	17,028	17,916	17,601	17,895

Non-interest income	1,861	1,929	2,385	1,948
Non-interest expenses	15,282	15,557	17,515	15,804

Income before Income Taxes	3,607	4,288	2,471	4,039

Income taxes	1,021	1,301	685	1,210

Net Income	$2,586	$2,987	$1,786	$2,829

Net income per common share:
Basic	$0.04	$0.05	$0.03	$0.04

Diluted	$0.04	$0.05	$0.03	$0.04

Weighted Average Number of Common Shares Outstanding:
Basic	65,936	65,767	65,684	65,796

Diluted	65,936	65,767	65,782	66,228

Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

Kearny Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24 – Quarterly Results of Operations (Unaudited) (continued)

	Year Ended June 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)

Interest income	$23,206	$21,802	$21,644	$21,606
Interest expense	6,331	5,808	5,298	4,564

Net Interest Income	16,875	15,994	16,346	17,042

Provision for loan losses	339	1,393	1,407	1,325

Net Interest Income after Provision for Loan Losses	16,536	14,601	14,939	15,717

Non-interest income	1,200	2,285	11,070	1,833
Non-interest expenses	15,273	15,191	23,942	15,019

Income before Income Taxes	2,463	1,695	2,067	2,531

Income taxes	803	518	323	606

Net Income	$1,660	$1,177	$1,744	$1,925

Net income per common share:
Basic and diluted	$0.03	$0.02	$0.03	$0.03

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	66,256	66,188	66,141	66,019

Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEARNY FINANCIAL CORP.

Dated: September 5, 2014		/s/ Craig L. Montanaro
	By:	Craig L. Montanaro President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on September 5, 2014 on behalf of the Registrant and in the capacities indicated.

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