Form 10-Q
period 2014-09-30
Kearny Financial Corp.
filed 2014-11-10
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

            OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 000-51093

KEARNY FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

UNITED STATES	22-3803741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

120 Passaic Ave., Fairfield, New Jersey (Address of principal executive offices)	07004-3510 (Zip Code)

973-244-4500

Registrant’s telephone number, including area code

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 7, 2014.

$0.10 par value common stock—67,375,247 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	September 30, 2014	June 30, 2014
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$14,821	$14,403
Interest-bearing deposits in other banks	111,965	120,631

Cash and Cash Equivalents	126,786	135,034
Debt securities available for sale (amortized cost $415,173 and $411,228)	412,523	407,898
Debt securities held to maturity (fair value $212,934 and $213,472)	215,454	216,414
Loans receivable, including unamortized yield adjustments of $(1,432) and $(1,397)	1,770,997	1,741,471
Less allowance for loan losses	(12,406)	(12,387)

Net Loans Receivable	1,758,591	1,729,084
Mortgage-backed securities available for sale (amortized cost $413,208 and $432,802)	413,878	437,223
Mortgage-backed securities held to maturity (fair value $307,178 and $293,781)	309,017	295,658
Premises and equipment	39,791	40,105
Federal Home Loan Bank of New York (“FHLB”) stock	27,383	25,990
Accrued interest receivable	9,308	9,013
Goodwill	108,591	108,591
Bank owned life insurance	89,472	88,820
Deferred income tax assets, net	7,967	10,314
Other assets	12,333	5,865

Total Assets	$3,531,094	$3,510,009

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Non-interest-bearing	$215,569	$224,054
Interest-bearing	2,233,744	2,255,887

Total Deposits	2,449,313	2,479,941
Borrowings	564,860	512,257
Advance payments by borrowers for taxes	8,699	9,001
Other liabilities	16,277	14,134

Total Liabilities	3,039,149	3,015,333

Stockholders’ Equity
Preferred stock, $0.10 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.10 par value, 75,000,000 shares authorized; 73,781,587 shares issued; 67,375,247 and 67,267,865 shares outstanding, respectively	7,378	7,378
Paid-in capital	225,130	231,870
Retained earnings	339,278	336,355
Unearned Employee Stock Ownership Plan shares; 351,564 shares and 387,924 shares, respectively	(3,516)	(3,879)
Treasury stock, at cost; 6,406,340 shares and 6,513,722 shares, respectively	(73,535)	(74,768)
Accumulated other comprehensive loss	(2,790)	(2,280)

Total Stockholders’ Equity	491,945	494,676

Total Liabilities and Stockholders’ Equity	$3,531,094	$3,510,009

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended September 30,
	2014	2013
Interest Income
Loans	$18,405	$15,816
Mortgage-backed securities	4,776	5,554
Securities:
Taxable	1,735	1,278
Tax-exempt	485	454
Other interest-earning assets	297	198

Total Interest Income	25,698	23,300

Interest Expense
Deposits	3,846	3,632
Borrowings	2,327	1,472

Total Interest Expense	6,173	5,104

Net Interest Income	19,525	18,196
Provision for Loan Losses	858	1,168

Net Interest Income after Provision for Loan Losses	18,667	17,028

Non-Interest Income
Fees and service charges	699	691
Gain on sale of loans	—	53
(Loss) gain on sale and write down of real estate owned	(151)	1
Income from bank owned life insurance	652	702
Electronic banking fees and charges	284	344
Miscellaneous	96	70

Total Non-Interest Income	1,580	1,861

Non-Interest Expenses
Salaries and employee benefits	10,076	8,953
Net occupancy expense of premises	1,642	1,662
Equipment and systems	1,930	1,874
Advertising and marketing	148	251
Federal deposit insurance premium	589	512
Directors’ compensation	196	172
Miscellaneous	2,190	1,858

Total Non-Interest Expenses	$16,771	$15,282

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended September 30,
	2014	2013
Income Before Income Taxes	$3,476	$3,607
Income Taxes	553	1,021

Net Income	$2,923	$2,586

Net Income per Common Share (EPS):
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
Weighted Average Number of Common Shares Outstanding:
Basic	66,975	65,936
Diluted	67,371	65,936
Dividends Declared Per Common Share	$—	$—

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended September 30,
	2014	2013
Net Income	$2,923	$2,586
Other Comprehensive Loss:
Net unrealized (loss) gain on securities available for sale, net of deferred income tax (benefit) expense of:
2014 ($1,041);
2013 $534	(2,030)	943
Net gain on securities transferred from available for sale to held to maturity, net of deferred income tax expense of:
2014 $0;
2013 $0	2	—
Fair value adjustments on derivatives, net of deferred income tax expense (benefit) of:
2014 1,189;
2013 ($1,155)	1,722	(1,672)
Benefit plan adjustments, net of deferred income tax (benefit) expense of:
2014 $(140);
2013 $333	(204)	481

Total Other Comprehensive Loss	(510)	(248)

Total Comprehensive Income	$2,413	$2,338

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2013

(In Thousands, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance—June 30, 2013	66,501	$7,274	$215,722	$326,167	$(5,334)	$(71,983)	$(4,139)	$467,707
Net income	—	—	—	2,586	—	—	—	2,586
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(248)	(248)
ESOP shares committed to be released (36 shares)	—	—	9	—	364	—	—	373
Stock option expense	—	—	10	—	—	—	—	10
Treasury stock purchases	(120)	—	—	—	—	(1,211)	—	(1,211)
Restricted stock plan shares earned (4 shares)	—	—	42	—	—	—	—	42

Balance—September 30, 2013	66,381	$7,274	$215,783	$328,753	$(4,970)	$(73,194)	$(4,387)	$469,259

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2014

(In Thousands, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance—June 30, 2014	67,268	$7,378	$231,870	$336,355	$(3,879)	$(74,768)	$(2,280)	$494,676
Net income	—	—	—	2,923	—	—	—	2,923
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(510)	(510)
ESOP shares committed to be released (36 shares)	—	—	184	—	363	—	—	547
Stock option expense	—	—	50	—	—	—	—	50
Treasury stock reissued	107	—	132	—	—	1,233	—	1,365
Restricted stock plan shares earned (7 shares)	—	—	82	—	—	—	—	82
Settlement of stock options with cash in lieu of shares	—	—	(7,188)	—	—	—	—	(7,188)

Balance—September 30, 2014	67,375	$7,378	$225,130	$339,278	$(3,516)	$(73,535)	$(2,790)	$491,945

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$2,923	$2,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	752	622
Net amortization of premiums, discounts and loan fees and costs	593	985
Deferred income taxes	2,339	(400)
Amortization of intangible assets	28	33
Amortization of benefit plans’ unrecognized net loss	20	11
Provision for loan losses	858	1,168
Loss (gain) on write-down and sales of real estate owned	151	(1)
Realized gain on sale of loans	—	(53)
Proceeds from sale of loans	—	496
Realized gain on disposition of premises and equipment	(25)	—
Increase in cash surrender value of bank owned life insurance	(652)	(702)
ESOP, stock option plan and restricted stock plan expenses	679	425
Increase in interest receivable	(294)	(480)
(Increase) decrease in other assets	(3,650)	135
Increase in interest payable	54	70
Increase in other liabilities	1,752	983

Net Cash Provided by Operating Activities	5,528	5,878

Cash Flows from Investing Activities:
Purchase of debt securities available for sale	(3,968)	(1,895)
Proceeds from repayments of debt securities available for sale	43	45
Purchase of debt securities held to maturity	(350)	(1,195)
Proceeds from calls and maturities of debt securities held to maturity	1,195	50
Proceeds from repayments of debt securities held to maturity	62	173
Purchase of loans	(12,868)	(56,319)
Net increase in loans receivable	(17,667)	(69,777)
Proceeds from sale of real estate owned	17	403
Purchases of mortgage-backed securities available for sale	—	(10,647)
Principal repayments on mortgage-backed securities available for sale	19,144	40,969
Purchases of mortgage-backed securities held to maturity	(16,695)	—
Principal repayments on mortgage-backed securities held to maturity	3,202	420
Purchase of FHLB stock	(6,480)	(10,260)
Redemption of FHLB stock	5,087	4,411
Proceeds from cash settlement of premises and equipment	44	—
Additions to premises and equipment	(457)	(539)

Net Cash Used in Investing Activities	$(29,691)	$(104,161)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash Flows from Financing Activities:
Net decrease in deposits	$(30,568)	$(39,261)
Repayment of term FHLB advances	(303,023)	(100,021)
Proceeds from term FHLB advances	375,000	175,000
Net change in overnight borrowings	(17,000)	55,000
Decrease in other short-term borrowings	(2,369)	(551)
(Decrease) increase in advance payments by borrowers for taxes	(302)	479
Purchase of common stock of Kearny Financial Corp. for treasury	—	(1,211)
Issuance of common stock of Kearny Financial Corp. from treasury	1,365	—
Payment of cash for exercise of stock options	(7,188)	—

Net Cash Provided by Financing Activities	15,915	89,435

Net Decrease in Cash and Cash Equivalents	(8,248)	(8,848)
Cash and Cash Equivalents—Beginning	135,034	127,034

Cash and Cash Equivalents—Ending	$126,786	$118,186

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$1,000	$250

Interest	$6,119	$5,034

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$118	$282

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiary, Kearny Federal Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, CJB Investment Corp. and KFS Financial Services, Inc. and its wholly-owned subsidiary, KFS Insurance Services, Inc. The Company conducts its business principally through the Bank. Management prepared the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant inter-company accounts and transactions during consolidation.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three- month period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statement of financial condition for June 30, 2014 was derived from the Company’s 2014 annual report on Form 10-K. That data, along with the interim unaudited financial information presented in the consolidated statements of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in the Company’s 2014 annual report on Form 10-K.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)
Net income	$2,923

Basic earnings per share, income available to common stockholders	$2,923	66,975	$0.04

Effect of dilutive securities:
Stock options	—	396

	$2,923	67,371	$0.04

	Three Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)
Net income	$2,586

Basic earnings per share, income available to common stockholders	$2,586	65,936	$0.04

Effect of dilutive securities:
Stock options	—	—

	$2,586	65,936	$0.04

During the three months ended September 30, 2014 and 2013, the average number of options which were considered anti-dilutive totaled approximately 185,000 and 3,158,000, respectively.

4. SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2014, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.

5. PLAN OF CONVERSION AND REORGANIZATION

On September 4, 2014, the Boards of Directors of Kearny MHC (the majority stockholder of the Company), the Company and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, Kearny MHC will convert from the mutual holding company form of organization to the fully public form. Kearny MHC will be merged into the Company, and Kearny MHC will no longer exist. The Company will then merge into a new Maryland corporation, also named Kearny Financial Corp., which will become the holding company for the Bank.

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

When the conversion and public offering are completed, all of the capital stock of the Bank will be owned by the new Maryland corporation. The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the greater of Kearny MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus plus the value of the net assets of Kearny MHC as of the date of the latest statement of financial condition of Kearny MHC prior to the consummation of the conversion (excluding its ownership of the Company).

Following the completion of the conversion, under the rules of the FRB, the Bank will not be permitted to pay dividends on its capital stock to the Company, its sole shareholder, if the Company’s shareholders’ equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. The Company has incurred approximately $1.1 million in such costs through September 30, 2014.

The transactions contemplated by the Plan are subject to approval by the Company’s stockholders (including approval by a majority of the shares held by persons other than the MHC) and the members of the MHC as well as the Board of Governors of the Federal Reserve System whose approval as the primary regulator of the Company and Kearny MHC remains pending at the time of this filing.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The purpose of the ASU is to reduce diversity in the application of guidance by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. This ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860) Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The purpose of the ASU is to address the concern that current accounting guidance distinguishes between repurchase agreements that settle at the same time as the maturity of the transferred financial asset and those that settle any time before maturity. In particular, repurchase-to-maturity transactions are generally accounted for as sales with forward agreements under current accounting, whereas typical repurchase agreements that settle before the maturity of the transferred financial asset are accounted for as secured borrowings. Additionally, current accounting guidance requires an evaluation of whether an initial transfer of a financial asset and a contemporaneous repurchase agreement (a repurchase financing) should be accounted for separately or linked. If linked, the arrangement is accounted for on a combined basis as a forward agreement. Those outcomes often are referred to as off-balance-sheet accounting. The ASU changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new related disclosures. This ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

7. STOCK REPURCHASE PLANS

On December 2, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 762,640 shares, or 5%, of the Company’s outstanding stock held by persons other than Kearny MHC. Through September 30, 2014, the Company has repurchased a total of 62,900 shares in accordance with this repurchase plan at a total cost of approximately $700,000 and at an average cost per share of $11.13.

8. SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at September 30, 2014 and June 30, 2014 and stratification by contractual maturity of debt securities available for sale at September 30, 2014 are presented below:

	At September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$4,112	$33	$5	$4,140
Obligations of state and political subdivisions	27,531	35	531	27,035
Asset-backed securities	87,519	832	470	87,881
Collateralized loan obligations	124,052	—	824	123,228
Corporate bonds	163,070	528	1,251	162,347
Trust preferred securities	8,889	20	1,017	7,892

Total debt securities	415,173	1,448	4,098	412,523

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	32,553	—	744	31,809
Federal National Mortgage Association	49,628	10	1,555	48,083
Non-agency securities	196	—	1	195

Total collateralized mortgage obligations	82,377	10	2,300	80,087

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	2,907	268	1	3,174
Federal Home Loan Mortgage Corporation	187,664	2,658	2,422	187,900
Federal National Mortgage Association	131,756	3,622	1,107	134,271

Total residential pass-through securities	322,327	6,548	3,530	325,345

Commercial pass-through securities:
Federal National Mortgage Association	8,504	—	58	8,446

Total commercial pass-through securities	8,504	—	58	8,446

Total mortgage-backed securities	413,208	6,558	5,888	413,878

Total securities available for sale	$828,381	$8,006	$9,986	$826,401

	At September 30, 2014
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$—	$—
Due after one year through five years	20,054	20,220
Due after five years through ten years	172,394	171,410
Due after ten years	222,725	220,893

Total	$415,173	$412,523

	At June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$4,159	$48	$2	$4,205
Obligations of state and political subdivisions	27,537	9	773	26,773
Asset-backed securities	87,480	663	827	87,316
Collateralized loan obligations	120,089	—	517	119,572
Corporate bonds	163,076	617	1,459	162,234
Trust preferred securities	8,887	32	1,121	7,798

Total debt securities	411,228	1,369	4,699	407,898

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	33,505	—	485	33,020
Federal National Mortgage Association	51,277	12	1,249	50,040
Non-agency securities	210	—	—	210

Total collateralized mortgage obligations	84,992	12	1,734	83,270

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	3,055	221	—	3,276
Federal Home Loan Mortgage Corporation	196,882	3,937	1,929	198,890
Federal National Mortgage Association	147,873	4,750	836	151,787

Total residential pass-through securities	347,810	8,908	2,765	353,953

Total mortgage-backed securities	432,802	8,920	4,499	437,223

Total securities available for sale	$844,030	$10,289	$9,198	$845,121

There were no sales of securities available for sale during the three months ended September 30, 2014 and September 30, 2013.

At September 30, 2014 and June 30, 2014, securities available for sale with carrying values of approximately $70.6 million and $76.1 million, respectively, were utilized as collateral for borrowings through the FHLB of New York. As of those same dates, securities available for sale with total carrying values of approximately $1.7 million and $1.8 million, respectively, were pledged to secure public funds on deposit.

At September 30, 2014, the Company’s available for sale mortgage-backed securities were secured by residential and commercial mortgage loans with original contractual maturities of ten to thirty years. At June 30, 2014, the Company’s available for sale mortgage-backed securities were secured by residential mortgage loans only with original contractual maturities of ten to thirty years. The effective lives of mortgage-backed securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities. Investors in mortgage pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers. By comparison, collateralized mortgage obligations generally represent individual tranches within a larger investment vehicle that is designed to distribute cash flows received on securitized mortgage loans to investors in a manner determined by the overall terms and structure of the investment vehicle and those applying to the individual tranches within that structure.

9. SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities held to maturity at September 30, 2014 and June 30, 2014 and stratification by contractual maturity of debt securities held to maturity at September 30, 2014 are presented below:

	At September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$144,288	$10	$1,654	$142,644
Obligations of state and political subdivisions	71,166	75	951	70,290

Total debt securities	215,454	85	2,605	212,934

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	20	2	—	22
Federal National Mortgage Association	252	27	—	279
Non-agency securities	48	—	1	47

Total collateralized mortgage obligations	320	29	1	348

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	8	1	—	9
Federal Home Loan Mortgage Corporation	272	14	—	286
Federal National Mortgage Association	125,243	575	499	125,319

Total residential pass-through securities	125,523	590	499	125,614

Commercial pass-through securities:
Federal National Mortgage Association	183,174	111	2,069	181,216

Total commercial pass-through securities	183,174	111	2,069	181,216

Total mortgage-backed securities	309,017	730	2,569	307,178

Total securities held to maturity	$524,471	$815	$5,174	$520,112

	At September 30, 2014
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$4,900	$4,916
Due after one year through five years	146,430	144,780
Due after five years through ten years	39,247	38,780
Due after ten years	24,877	24,458

Total	$215,454	$212,934

	At June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$144,349	$6	$1,408	$142,947
Obligations of state and political subdivisions	72,065	15	1,555	70,525

Total debt securities	216,414	21	2,963	213,472

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	20	2	—	22
Federal National Mortgage Association	264	30	—	294
Non-agency securities	54	—	1	53

Total collateralized mortgage obligations	338	32	1	369

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	9	—	—	9
Federal Home Loan Mortgage Corporation	283	4	—	287
Federal National Mortgage Association	114,276	140	83	114,333

Total residential pass-through securities	114,568	144	83	114,629

Commercial pass-through securities:
Federal National Mortgage Association	180,752	73	2,042	178,783

Total commercial pass-through securities	180,752	73	2,042	178,783

Total mortgage-backed securities	295,658	249	2,126	293,781

Total securities held to maturity	$512,072	$270	$5,089	$507,253

There were no sales of securities held to maturity during the three months ended September 30, 2014 and September 30, 2013.

At September 30, 2014 and June 30, 2014, securities held to maturity with carrying values of approximately $128.0 million and $128.1 million, respectively, were utilized as collateral for borrowings from the FHLB of New York. As of those same dates, securities held to maturity with total carrying values of approximately $8.1 million and $4.5 million, respectively, were pledged to secure public funds on deposit.

At September 30, 2014 and June 30, 2014, the Company’s held to maturity mortgage-backed securities were secured by both residential and commercial mortgage loans with original contractual maturities of ten to thirty years. The effective lives of mortgage-backed securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities. Investors in mortgage pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers. By comparison, collateralized mortgage obligations generally represent individual tranches within a larger investment vehicle that is designed to distribute cash flows received on securitized mortgage loans to investors in a manner determined by the overall terms and structure of the investment vehicle and those applying to the individual tranches within that structure.

10. IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at September 30, 2014 and June 30, 2014. The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing certain impairments as “temporary” versus those identified as “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the “available for sale” and “held to maturity” portfolios, except where specifically noted.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
At September 30, 2014:
U.S. agency securities	$—	$—	$881	$5	$881	$5
Obligations of state and political subdivisions	4,464	20	17,326	511	21,790	531
Asset-backed securities	13,283	406	25,291	64	38,574	470
Collateralized loan obligations	98,331	648	24,897	176	123,228	824
Corporate bonds	39,876	123	53,929	1,128	93,805	1,251
Trust preferred securities	—	—	6,872	1,017	6,872	1,017
Collateralized mortgage obligations	30,889	482	48,142	1,818	79,031	2,300
Residential pass-through securities	37,055	144	119,625	3,386	156,680	3,530
Commercial pass-through securities	8,447	58	—	—	8,447	58

Total	$232,345	$1,881	$296,963	$8,105	$529,308	$9,986

At June 30, 2014:
U.S. agency securities	$826	$1	$84	$1	$910	$2
Obligations of state and political subdivisions	946	3	23,140	770	24,086	773
Asset-backed securities	28,404	630	25,169	197	53,573	827
Collateralized loan obligations	84,705	270	24,829	247	109,534	517
Corporate bonds	19,790	210	53,811	1,249	73,601	1,459
Trust preferred securities	—	—	6,766	1,121	6,766	1,121
Collateralized mortgage obligations	21,806	219	50,028	1,515	71,834	1,734
Residential pass-through securities	—	—	123,666	2,765	123,666	2,765
Commercial pass-through securities	—	—	—	—	—	—

Total	$156,477	$1,333	$307,493	$7,865	$463,970	$9,198

The number of available for sale securities with unrealized losses at September 30, 2014 totaled 123 and included four U.S. agency securities, 55 municipal obligations, six asset-backed securities, 18 collateralized loan obligations, seven corporate obligations, four trust preferred securities and 29 mortgage-backed securities comprising ten collateralized mortgage obligations, two commercial pass-through securities and 17 residential pass-through securities. The number of available for sale securities with unrealized losses at June 30, 2014 totaled 111 and included four U.S. agency securities, 63 municipal obligations, five asset-backed securities, 16 collateralized loan obligations, six corporate obligations, four trust preferred securities and 13 mortgage-backed securities comprising six collateralized mortgage obligations and seven residential pass-through securities.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
At September 30, 2014:
U.S. agency securities	$—	$—	$141,675	$1,654	$141,675	$1,654
Obligations of state and political subdivisions	8,450	35	45,046	916	53,496	951
Collateralized mortgage obligations	47	1	—	—	47	1
Residential pass-through securities	94,867	499	—	—	94,867	499
Commercial pass-through securities	73,274	434	78,638	1,635	151,912	2,069

Total	$176,638	$969	$265,359	$4,205	$441,997	$5,174

At June 30, 2014:
U.S. agency securities	$—	$—	$141,919	$1,408	$141,919	$1,408
Obligations of state and political subdivisions	5,808	36	57,056	1,519	62,864	1,555
Collateralized mortgage obligations	30	1	—	—	30	1
Residential pass-through securities	59,993	83	—	—	59,993	83
Commercial pass-through securities	56,234	230	96,937	1,812	153,171	2,042

Total	$122,065	$350	$295,912	$4,739	$417,977	$5,089

The number of held to maturity securities with unrealized losses at September 30, 2014 totaled 197 and included seven U.S. agency securities, 114 municipal obligations and 76 mortgage-backed securities comprising four collateralized mortgage obligations, 47 residential pass-through securities and 25 commercial pass-through securities. The number of held to maturity securities with unrealized losses at June 30, 2014 totaled 198 and included seven U.S. agency securities, 137 municipal obligations and 54 mortgage-backed securities comprising three collateralized mortgage obligations, 26 residential pass-through securities and 25 commercial pass-through securities.

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

At September 30, 2014 and June 30, 2014, the Company held no securities on which credit-related OTTI had been recognized in earnings. The following discussion summarizes the Company’s rationale for recognizing the impairments reported in the tables above as “temporary” versus “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

Mortgage-backed Securities.

The carrying value of the Company’s mortgage-backed securities totaled $722.9 million at September 30, 2014 and comprised 53.5% of total investments and 20.5% of total assets as of that date. This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies and/or government-sponsored entities (“GSEs”) such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities. Those guarantees were strengthened during the 2008-2009 financial crisis at which time Fannie Mae and Freddie Mac were placed into receivership by the federal government. Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at September 30, 2014 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Moreover, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. In light of the factors noted, the Company does not consider its U.S. agency and GSE mortgage-backed securities with unrealized losses at September 30, 2014 to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies and GSEs, the Company held a nominal balance of non-agency mortgage-backed securities at September 30, 2014. Unlike agency and GSE mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity. Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle. Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans. The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

The applicable securities generally maintained their credit-ratings at levels supporting the investment grade assessment by the Company. The Company has the stated ability and intent to “hold to maturity” those securities at September 30, 2014 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. In light of the factors noted, the Company does not consider its non-agency mortgage-backed securities with unrealized losses at September 30, 2014 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Debt Securities.

The carrying value of the Company’s U.S. agency debt securities totaled $148.4 million at September 30, 2014 and comprised 11.0% of total investments and 4.2% of total assets as of that date. Such securities included $144.3 million of fixed-rate U.S. agency debentures and $4.1 million of securities representing securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government agency.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at September 30, 2014 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. In light of the factors noted, the Company does not consider its balance of U.S. agency securities with unrealized losses at September 30, 2014 to be “other-than-temporarily” impaired as of that date.

Obligations of State and Political Subdivisions.

The carrying value of the Company’s securities representing obligations of state and political subdivisions totaled $98.2 million at September 30, 2014 and comprised 7.3% of total investments and 2.8% of total assets as of that date. Such securities include approximately $96.0 million of fixed-rate, bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts. The portfolio also includes $2.2 million of non-rated bond anticipation notes (“BANs”) comprising five short-term obligations issued by a total of three New Jersey municipalities with whom the Company maintains or seeks to maintain deposit relationships. At September 30, 2014, the fair value of each of the Company’s BANs equaled or exceeded their respective carrying values resulting in no reported impairment on those securities as of that date.

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

At September 30, 2014, each of the Company’s impaired municipal obligations were consistently rated by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Financial Services (“S&P”) well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “A” or higher by S&P and/or “A1” or higher by Moody’s, where rated by those agencies. In the absence of such ratings, the Company relies upon its own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at September 30, 2014 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. In light of the factors noted, the Company does not consider its balance of obligations of state and political subdivisions with unrealized losses at September 30, 2014 to be “other-than-temporarily” impaired as of that date.

Asset-backed Securities.

The carrying value of the Company’s asset-backed securities totaled $87.9 million at September 30, 2014 and comprised 6.5% of total investments and 2.5% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees. The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle. Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans. The Company’s securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” by S&P at September 30, 2014.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of September 30, 2014. In light of the factors noted, the Company does not consider its balance of asset-backed securities with unrealized losses at September 30, 2014 to be “other-than-temporarily” impaired as of that date.

Collateralized Loan Obligations.

The outstanding balance of the Company’s collateralized loan obligations totaled $123.2 million at September 30, 2014 and comprised 9.1% of total investments and 3.5% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities comprised of securitized commercial loans to large U.S. corporations. The Company’s securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle. Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.

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

At September 30, 2014, each of the Company’s impaired collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment, with such ratings equaling “AA” or higher by S&P and “Aa2” or higher by Moody’s, where rated by those agencies.

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

During fiscal 2014, the Company sold certain collateralized loan obligations that it had identified as potentially ineligible investments under the terms of the “Volcker Rule” and related regulations enacted by regulatory agencies in conjunction with the ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Such ineligibility was primarily based upon the actual composition of the securitized financial assets within the applicable securities.

At September 30, 2014, the Company’s entire portfolio of collateralized loan obligations remains compliant with the Volcker Rule in that regard. As such, the Company concluded that the possibility of being required to sell its collateralized loan obligations prior to their anticipated recovery is currently unlikely which is further reinforced by the overall strength of the Company’s liquidity, asset quality and capital position as of that date. Moreover, the Company does not otherwise intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost at September 30, 2014.

The Company intends to further review the underlying security agreements for each of its collateralized loan obligations to determine if the terms of such agreements could potentially allow for the inclusion of ineligible assets within the security’s structure in the future. To the extent the agreements contain such provisions and cannot or will not be modified by the issuer to ensure ongoing compliance with the Volcker Rule, the Bank may consider selling such securities in the future.

In light of the factors noted, the Company does not consider its balance of collateralized loan obligations with unrealized losses at September 30, 2014 to be “other-than-temporarily” impaired as of that date.

Corporate Bonds.

The carrying value of the Company’s corporate bonds totaled $162.3 million at September 30, 2014 and comprised 12.0% of total investments and 4.6% of total assets as of that date. This category of securities is comprised entirely of floating-rate corporate debt obligations of large financial institutions.

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

At September 30, 2014, each of the Company’s impaired corporate bonds were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “A-” or higher by S&P and/or “Baa1” or higher by Moody’s, where rated by those agencies.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of September 30, 2014. In light of the factors noted, the Company does not consider its balance of corporate bonds with unrealized losses at September 30, 2014 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities.

The carrying value of the Company’s trust preferred securities totaled $7.9 million at September 30, 2014 and comprised less than one percent of total investments and total assets as of that date. The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of September 30, 2014, that were originally issued by four separate financial institutions. As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

At September 30, 2014, the Company owned two securities at an amortized cost of $3.0 million that were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment. The securities were originally issued through Chase Capital II and currently represent de facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors, including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three-month LIBOR plus a margin. Based upon the historically low level of short-term market interest rates, the current yield on these securities is comparatively low. Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at September 30, 2014.

More significantly, the market prices of the impaired trust preferred securities also currently reflect the effect of reduced demand for such securities in the current marketplace. Additionally, such prices reflect the effects of increased supply arising from financial institutions selling such investments.

In addition to the securities noted above, the Company owned two additional trust preferred securities at an amortized cost of $4.9 million whose external credit ratings by both S&P and Moody’s fell below the thresholds that the Company normally associates with investment grade securities. The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital Trust B and currently represent de-facto obligations of Bank of America Corporation.

The Company’s evaluation of the unrealized loss associated with these securities considered a variety of factors to determine if any portion of the impairment was credit-related at September 30, 2014. Factors generally considered in such evaluations included the financial strength and viability of the issuer and its parent company, the security’s historical performance through prior business and economic cycles, rating consistency or variability among rating companies, the security’s current and anticipated status regarding payment default or deferral of contractual payments to investors and the impact of these factors on the present value of the security’s expected future cash flows in relation to its amortized cost basis.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of September 30, 2014. In light of the factors noted, the Company does not consider its investments in trust preferred securities with unrealized losses at September 30, 2014 to be “other-than-temporarily” impaired as of that date.

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

Nonaccrual Loans. Loans are generally placed on nonaccrual status when contractual payments become 90 days or more past due, and are otherwise placed on nonaccrual status when the Company does not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement. Loans that become 90 days past maturity, but remain non-delinquent with regard to ongoing P&I payments, may remain on accrual status if: (1) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, past maturity status notwithstanding, and (2) the borrower is working actively and cooperatively with the Company to remedy the past maturity status through an expected refinance, payoff or modification of the loan agreement that is not expected to result in a troubled debt restructuring (“TDR”) classification. All TDRs are placed on nonaccrual status for a period of no less than six months after restructuring, irrespective of past due status. The sum of nonaccrual loans plus accruing loans that are 90 days or more past due are generally defined collectively as “nonperforming loans”.

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

At September 30, 2014, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $11,644,000 and $10,035,000, respectively. By comparison, at June 30, 2014, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $11,778,000 and $10,138,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $2,349,000 and $2,374,000 at September 30, 2014 and June 30, 2014, respectively.

The balance of the allowance for loan losses at September 30, 2014 and June 30, 2014 included approximately $99,000 and $98,000 of valuation allowances, respectively, for a specifically identified impairment attributable to acquired credit-impaired loans. The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition, net of any charge offs recognized during that time.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the three months ended September 30, 2014 and September 30, 2013.

	Three Months Ended September 30, 2014 (in thousands)	Three Months Ended September 30, 2013 (in thousands)
Beginning balance	$1,891	$741
Accretion to interest income	(64)	(55)
Disposals	—	—
Reclassifications from nonaccretable difference	—	1,494

Ending balance	$1,827	$2,180

Classification of Assets. In compliance with regulatory guidelines, the Company’s loan review system includes an evaluation process through which certain loans exhibiting adverse credit quality characteristics are classified “Special Mention”, “Substandard”, “Doubtful” or “Loss”.

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

The following tables present the balance of the allowance for loan losses at September 30, 2014 and June 30, 2014 based upon the calculation methodology described above. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the three months ended September 30, 2014 and 2013. Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable

at September 30, 2014

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Originated and purchased loans
Loans individually evaluated for impairment	$553	$396	$—	$—	$20	$—	$—	$969
Loans collectively evaluated for impairment	1,997	7,012	27	461	238	36	22	9,793

Allowance for loan losses on originated and purchased loans	2,550	7,408	27	461	258	36	22	10,762

Loans acquired at fair value
Loans acquired with deteriorated credit quality	—	—	—	99	—	—	—	99
Other acquired loans individually evaluated for impairment	—	153	—	291	56	—	—	500
Loans collectively evaluated for impairment	25	381	31	511	48	48	1	1,045

Allowance for loan losses on loans acquired at fair value	25	534	31	901	104	48	1	1,644

Total allowance for loan losses	$2,575	$7,942	$58	$1,362	$362	$84	$23	$12,406

Allowance for Loan Losses and Loans Receivable

at September 30, 2014 (continued)

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended September 30, 2014:

At June 30, 2014:
Allocated	$2,729	$7,737	$67	$1,284	$460	$88	$22	$12,387
Unallocated	—	—	—	—	—	—	—	—

Total allowance for loan losses	2,729	7,737	67	1,284	460	88	22	12,387
Total charge offs	(303)	(346)	—	(192)	—	—	—	(841)
Total recoveries	—	—	—	2	—	—	—	2
Total allocated provisions	149	551	(9)	268	(98)	(4)	1	858
Total unallocated provisions	—	—	—	—	—	—	—	—

At September 30, 2014:
Allocated	2,575	7,942	58	1,362	362	84	23	12,406
Unallocated	—	—	—	—	—	—	—	—

Total allowance for loan losses	$2,575	$7,942	$58	$1,362	$362	$84	$23	$12,406

Allowance for Loan Losses and Loans Receivable

at September 30, 2014 (continued)

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended September 30, 2013:
At June 30, 2013:
Allocated	$3,660	$5,359	$81	$1,218	$490	$76	$12	$10,896
Unallocated	—	—	—	—	—	—	—	—

Total allowance for loan losses	3,660	5,359	81	1,218	490	76	12	10,896
Total charge offs	(230)	(34)	—	(408)	(34)	—	(1)	(707)
Total recoveries	18	28	—	2	1	—	—	49
Total allocated provisions	99	867	22	168	12	—	—	1,168
Total unallocated provisions	—	—	—	—	—	—	—	—

At September 30, 2013:
Allocated	3,547	6,220	103	980	469	76	11	11,406
Unallocated	—	—	—	—	—	—	—	—

Total allowance for loan losses	$3,547	$6,220	$103	$980	$469	$76	$11	$11,406

Allowance for Loan Losses and Loans Receivable

at September 30, 2014

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Originated and purchased loans
Loans individually evaluated for impairment	$12,291	$4,759	$—	$1,259	$949	$46	$—	$19,304
Loans collectively evaluated for impairment	496,771	906,758	3,134	38,884	64,184	10,889	4,781	1,525,401

Total originated and purchased loans	509,062	911,517	3,134	40,143	65,133	10,935	4,781	1,544,705

Loans acquired at fair value
Loans acquired with deteriorated credit quality	740	1,079	—	8,216	—	—	—	10,035
Other acquired loans individually evaluated for impairment	368	2,347	1,424	2,131	618	957	—	7,845
Loans collectively evaluated for impairment	65,854	99,825	1,840	22,453	7,186	12,597	89	209,844

Total loans acquired at fair value	66,962	103,251	3,264	32,800	7,804	13,554	89	227,724

Total loans	$576,024	$1,014,768	$6,398	$72,943	$72,937	$24,489	$4,870	1,772,429

Unamortized yield adjustments								(1,432)

Loans receivable								$1,770,997

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

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at September 30, 2014 and June 30, 2014.

Credit-Rating Classification of Loans Receivable

at September 30, 2014

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Non-classified	$494,976	$905,343	$2,911	$38,766	$63,928	$10,645	$4,778	$1,521,347

Classified:
Special mention	1,863	350	223	118	148	150	2	2,854
Substandard	12,223	5,544	—	1,259	1,057	140	1	20,224
Doubtful	—	280	—	—	—	—	—	280
Loss	—	—	—	—	—	—	—	—

Total classified loans	14,086	6,174	223	1,377	1,205	290	3	23,358

Total originated and purchased loans	509,062	911,517	3,134	40,143	65,133	10,935	4,781	1,544,705

Loans acquired at fair value
Non-classified	65,593	94,932	—	17,751	7,031	12,105	67	197,479

Classified:
Special mention	261	4,471	353	7,253	80	244	19	12,681
Substandard	1,108	3,848	2,911	7,790	693	1,205	3	17,558
Doubtful	—	—	—	6	—	—	—	6
Loss	—	—	—	—	—	—	—	—

Total classified loans	1,369	8,319	3,264	15,049	773	1,449	22	30,245

Total loans acquired at fair value	66,962	103,251	3,264	32,800	7,804	13,554	89	227,724

Total loans	$576,024	$1,014,768	$6,398	$72,943	$72,937	$24,489	$4,870	$1,772,429

Credit-Rating Classification of Loans Receivable

at June 30, 2014

	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Non-classified	$492,531	$872,063	$3,461	$31,301	$66,016	$10,352	$4,247	$1,479,971

Classified:
Special mention	1,626	357	158	25	146	84	1	2,397
Substandard	12,288	6,039	—	1,263	1,011	110	—	20,711
Doubtful	—	284	—	—	—	—	—	284
Loss	—	—	—	—	—	—	—	—

Total classified loans	13,914	6,680	158	1,288	1,157	194	1	23,392

Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value
Non-classified	73,425	96,758	—	18,946	7,582	12,003	71	208,785

Classified:
Special mention	—	4,600	353	4,602	45	245	16	9,861
Substandard	742	3,654	3,309	11,118	811	1,216	3	20,853
Doubtful	—	—	—	6	—	—	—	6
Loss	—	—	—	—	—	—	—	—

Total classified loans	742	8,254	3,662	15,726	856	1,461	19	30,720

Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

Contractual Payment Status of Loans Receivable at September 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Current	$497,648	$908,987	$3,134	$38,766	$64,509	$10,763	$4,577	$1,528,384

Past due:
30-59 days	3,315	254	—	25	71	125	203	3,993
60-89 days	181	—	—	93	86	—	—	360
90+ days	7,918	2,276	—	1,259	467	47	1	11,968

Total past due	11,414	2,530	—	1,377	624	172	204	16,321

Total originated and purchased loans	509,062	911,517	3,134	40,143	65,133	10,935	4,781	1,544,705

Loans acquired at fair value
Current	65,593	99,885	2,429	29,644	7,306	12,502	87	217,446

Past due:
30-59 days	—	649	—	840	90	—	2	1,581
60-89 days	261	833	—	263	80	95	—	1,532
90+ days	1,108	1,884	835	2,053	328	957	—	7,165

Total past due	1,369	3,366	835	3,156	498	1,052	2	10,278

Total loans acquired at fair value	66,962	103,251	3,264	32,800	7,804	13,554	89	227,724

Total loans	$576,024	$1,014,768	$6,398	$72,943	$72,937	$24,489	$4,870	$1,772,429

Contractual Payment Status of Loans Receivable at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Current	$495,330	$875,887	$3,619	$31,081	$66,548	$10,499	$4,034	$1,486,998

Past due:
30-59 days	1,385	—	—	245	183	—	60	1,873
60-89 days	1,163	—	—	—	3	30	28	1,224
90+ days	8,567	2,856	—	1,263	439	17	126	13,268

Total past due	11,115	2,856	—	1,508	625	47	214	16,365

Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value
Current	72,736	102,881	2,810	32,346	7,731	12,390	88	230,982

Past due:
30-59 days	689	561	—	—	152	—	—	1,402
60-89 days	—	427	—	—	95	110	1	633
90+ days	742	1,143	852	2,326	460	964	1	6,488

Total past due	1,431	2,131	852	2,326	707	1,074	2	8,523

Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

The following tables present information relating to the Company’s nonperforming and impaired loans at September 30, 2014 and June 30, 2014. Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable at September 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Performing	$499,450	$906,836	$3,134	$38,884	$64,651	$10,888	$4,780	$1,528,623

Nonperforming:
90+ days past due accruing	—	—	—	—	—	—	—	—
Nonaccrual	9,612	4,681	—	1,259	482	47	1	16,082

Total nonperforming	9,612	4,681	—	1,259	482	47	1	16,082

Total originated and purchased loans	509,062	911,517	3,134	40,143	65,133	10,935	4,781	1,544,705

Loans acquired at fair value
Performing	65,854	101,367	1,840	29,471	7,367	12,597	89	218,585

Nonperforming:
90+ days past due accruing	—	—	—	—	—	—	—	—
Nonaccrual	1,108	1,884	1,424	3,329	437	957	—	9,139

Total nonperforming	1,108	1,884	1,424	3,329	437	957	—	9,139

Total loans acquired at fair value	66,962	103,251	3,264	32,800	7,804	13,554	89	227,724

Total loans	$576,024	$1,014,768	$6,398	$72,943	$72,937	$24,489	$4,870	$1,772,429

Performance Status of Loans Receivable at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans
Performing	$497,243	$873,421	$3,619	$31,326	$66,734	$10,529	$4,122	$1,486,994

Nonperforming:
90+ days past due accruing	—	—	—	—	—	—	125	125
Nonaccrual	9,202	5,322	—	1,263	439	17	1	16,244

Total nonperforming	9,202	5,322	—	1,263	439	17	126	16,369

Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value
Performing	73,425	103,399	2,214	31,016	7,928	12,500	89	230,571

Nonperforming:
90+ days past due accruing	—	—	—	—	—	—	—	—
Nonaccrual	742	1,613	1,448	3,656	510	964	1	8,934

Total nonperforming	742	1,613	1,448	3,656	510	964	1	8,934

Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

Impairment Status of Loans Receivable at September 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Originated and purchased loans
Non-impaired loans	$496,771	$906,758	$3,134	$38,884	$64,184	$10,889	$4,781	$1,525,401

Impaired loans:
Impaired loans with no allowance for impairment	10,137	4,401	—	1,259	854	46	—	16,697
Impaired loans with allowance for impairment:
Recorded investment	2,154	358	—	—	95	—	—	2,607
Allowance for impairment	(553)	(396)	—	—	(20)	—	—	(969)

Balance of impaired loans net of allowance for impairment	1,601	(38)	—	—	75	—	—	1,638

Total impaired loans, excluding allowance	12,291	4,759	—	1,259	949	46	—	19,304

Total originated and purchased loans	509,062	911,517	3,134	40,143	65,133	10,935	4,781	1,544,705

Loans acquired at fair value
Non-impaired loans	65,854	99,825	1,840	22,453	7,186	12,597	89	209,844

Impaired loans:
Impaired loans with no allowance for impairment	1,108	2,445	1,424	9,624	544	957	—	16,102
Impaired loans with allowance for impairment:
Recorded investment	—	981	—	723	74	—	—	1,778
Allowance for impairment	—	(153)	—	(390)	(56)	—	—	(599)

Balance of impaired loans net of allowance for impairment	—	828	—	333	18	—	—	1,179

Total impaired loans, excluding allowance	1,108	3,426	1,424	10,347	618	957	—	17,880

Total loans acquired at fair value	66,962	103,251	3,264	32,800	7,804	13,554	89	227,724

Total loans	$576,024	$1,014,768	$6,398	$72,943	$72,937	$24,489	$4,870	$1,772,429

Impairment Status of Loans Receivable at September 30, 2014 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$18,480	$5,670	$—	$1,407	$968	$47	$—	$26,572
Loans acquired at fair value	1,108	3,689	1,534	12,120	633	975	—	20,059

Total impaired loans	$19,588	$9,359	$1,534	$13,527	$1,601	$1,022	$—	$46,631

For the three months ended September 30, 2014
Average balance of impaired loans	$13,169	$8,407	$1,432	$11,903	$1,639	$1,055	$—	$37,605
Interest earned on impaired loans	$29	$46	$—	$189	$11	$—	$—	$275

For the three months ended September 30, 2013
Average balance of impaired loans	$14,655	$11,305	$2,764	$8,927	$1,579	$664	$—	$39,894
Interest earned on impaired loans	$47	$46	$—	$183	$16	$—	$—	$292

Impairment Status of Loans Receivable at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Originated and purchased loans
Non-impaired loans	$494,522	$873,340	$3,619	$31,326	$66,163	$10,529	$4,248	$1,483,747

Impaired loans:
Impaired loans with no allowance for impairment	9,800	5,037	—	1,263	911	17	—	17,028
Impaired loans with allowance for impairment:
Recorded investment	2,123	366	—	—	99	—	—	2,588
Allowance for impairment	(528)	(404)	—	—	(75)	—	—	(1,007)

Balance of impaired loans net of allowance for impairment	1,595	(38)	—	—	24	—	—	1,581

Total impaired loans, excluding allowance	11,923	5,403	—	1,263	1,010	17	—	19,616

Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value
Non-impaired loans	73,425	102,046	2,214	23,891	7,746	12,500	90	221,912

Impaired loans:
Impaired loans with no allowance for impairment	742	1,690	1,448	10,141	617	964	—	15,602
Impaired loans with allowance for impairment:
Recorded investment	—	1,276	—	640	75	—	—	1,991
Allowance for impairment	—	(165)	—	(444)	(57)	—	—	(666)

Balance of impaired loans net of allowance for impairment	—	1,111	—	196	18	—	—	1,325

Total impaired loans, excluding allowance	742	2,966	1,448	10,781	692	964	—	17,593

Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

Impairment Status of Loans Receivable at June 30, 2014 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$17,655	$5,919	$—	$1,407	$1,027	$17	$—	$26,025
Loans acquired at fair value	742	3,264	1,547	12,495	726	975	—	19,749

Total impaired loans	$18,397	$9,183	$1,547	$13,902	$1,753	$992	$—	$45,774

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

The following table presents information regarding the restructuring of the Company’s troubled debts during the three months ended September 30, 2014 and any defaults during those periods of TDRs that were restructured within 12 months of the date of default. There were no restructurings or applicable defaults of the Company’s troubled debt during the three months ended September 30, 2013.

Troubled Debt Restructurings of Loans Receivable at September 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(Dollars in Thousands)
Troubled debt restructuring activity for the three months ended September 30, 2014

Originated and purchased loans
Number of loans	2	—	—	—	—	—	—	2
Pre-modification outstanding recorded investment	$664	$—	$—	$—	$—	$—	$—	$664
Post-modification outstanding recorded investment	673	—	—	—	—	—	—	673
Charge offs against the allowance for loan loss for impairment recognized at modification	33	—	—	—	—	—	—	33

Loans acquired at fair value
Number of loans	—	—	—	—	—	—	—	—
Pre-modification outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Post-modification outstanding recorded investment	—	—	—	—	—	—	—	—
Charge offs against the allowance for loan loss for impairment recognized at modification	—	—	—	—	—	—	—	—

Troubled debt restructuring defaults

Originated and purchased loans
Number of loans	—	—	—	—	—	—	—	—
Outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—

Loans acquired at fair value
Number of loans	—	—	—	—	—	—	—	—
Outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.

•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.

•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.

•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.

•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

12. BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	September 30, 2014		June 30, 2014
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Maturing in years ending June 30:
2015	$375,000	0.38%	$320,000	0.38%
2016	7,500	1.09	7,500	1.09
2017	3,000	1.05	3,000	1.05
2018	5,225	1.18	5,225	1.18
2021	742	4.94	765	4.94
2023	145,000	3.04	145,000	3.04

	536,467	1.13%	481,490	1.21%
Fair value adjustments	24		29

	$536,491		$481,519

At September 30, 2014, $375.0 million in advances are due within one year while the remaining $161.5 million in advances are due after one year of which $145.0 million are callable in April 2018.

At September 30, 2014, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $754.1 million and $198.6 million, respectively. At June 30, 2014, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $739.4 million and $204.2 million, respectively.

Borrowings at September 30, 2014 and June 30, 2014 also included overnight borrowings in the form of depositor sweep accounts totaling $28.4 million and $30.7 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At September 30, 2014 and June 30, 2014, the Company was subject to the terms of certain interest rate derivative agreements that were utilized by the Company to manage the interest rate exposure arising from specific wholesale funding positions. Such wholesale funding sources include floating-rate brokered money market deposits indexed to one-month LIBOR as well as a number of 90 day fixed-rate FHLB advances that are forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. The derivatives, comprising eight interest rate swaps and two interest rate caps, were designated as cash flow hedges with changes in their fair value recorded as an adjustment through other comprehensive income on an after-tax basis.

The effects of derivative instruments on the statements of condition included in the Consolidated Financial Statements at September 30, 2014 and June 30, 2014 and for the three months ended September 30, 2014 and 2013 are as follows:

	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
At September 30, 2014:
Interest rate swaps:
Effective July 1, 2013	$165,000	$1,195	Other assets	July 1, 2018
Effective August 19, 2013	75,000	(425)	Other assets	August 20, 2018
Effective October 9, 2013	50,000	213	Other assets	October 9, 2018
Effective March 28, 2014	75,000	(491)	Other assets	March 28, 2019
Effective June 5, 2015	60,000	(46)	Other assets	June 5, 2020
Effective July 28, 2015	50,000	(213)	Other assets	July 28, 2020
Effective September 28, 2015	40,000	(90)	Other assets	September 28, 2020
Effective December 28, 2015	35,000	(88)	Other assets	December 28, 2020
Interest rate caps:
Effective June 5, 2013	40,000	994	Other assets	June 5, 2018
Effective July 1, 2013	35,000	873	Other assets	July 1, 2018

Total	$625,000	$1,922

At June 30, 2014:
Interest rate swaps:
Effective July 1, 2013	$165,000	$103	Other liabilities	July 1, 2018
Effective August 19, 2013	75,000	(1,109)	Other liabilities	August 20, 2018
Effective October 9, 2013	50,000	(234)	Other liabilities	October 9, 2018
Effective March 28, 2014	75,000	(1,203)	Other liabilities	March 28, 2019
Effective June 5, 2015	60,000	(271)	Other liabilities	June 5, 2020
Interest rate caps:
Effective June 5, 2013	40,000	913	Other liabilities	June 5, 2018
Effective July 1, 2013	35,000	826	Other liabilities	July 1, 2018

Total	$500,000	$(975)

	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
For the three months ended September 30, 2014:
Interest rate swaps:
Effective July 1, 2013	$645	Not Applicable	$—
Effective August 19, 2013	405	Not Applicable	—
Effective October 9, 2013	265	Not Applicable	—
Effective March 28, 2014	421	Not Applicable	—
Effective June 5, 2015	133	Not Applicable	—
Effective July 28, 2015	(126)	Not Applicable	—
Effective September 28, 2015	(53)	Not Applicable	—
Effective December 28, 2015	(52)	Not Applicable	—
Interest rate caps:			—
Effective June 5, 2013	53	Not Applicable	—
Effective July 1, 2013	31	Not Applicable	—

Total	$1,722		$—

For the three months ended September 30, 2013:
Interest rate swaps:
Effective July 1, 2013	$(574)	Not Applicable	$—
Effective August 19, 2013	(625)	Not Applicable	—
Effective June 5, 2015	(212)	Not Applicable	—
Interest rate caps:			—
Effective June 5, 2013	(140)	Not Applicable	—
Effective July 1, 2013	(121)	Not Applicable	—

Total	$(1,672)		$—

The Company has in place enforceable master netting arrangements with all counterparties. All master netting arrangements include rights to offset associated with the Company’s recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

At September 30, 2014, four of the Company’s derivatives were in an asset position totaling $3.3 million while the remaining six derivatives were in a liability position totaling $1.4 million. In total, the Company’s derivatives were in a net asset position of $1.9 million at September 30, 2014 and included in other assets as of that date. As required under the enforceable master netting arrangement with its derivatives counterparties, the Company posted financial collateral to one counterparty in the amount of $310,000 at September 30, 2014 and received financial collateral in the amount of $1,960,000 from a separate counterparty as of that same date. The financial collateral posted and received were not included as offsetting amounts at September 30, 2014.

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

14. BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months Ended September 30,
	2014	2013
	(In Thousands)
Service cost	$57	$50
Interest cost	82	84
Amortization of unrecognized past service liability	12	12
Amortization of unrecognized net actuarial loss (gain)	7	(1)

Net periodic benefit expense	$158	$145

Stock Compensation Plans

The following is a summary of the Company’s stock option activity and related information for its option plans for the three months ended September 30, 2014:

	Options	Weighted Average Exercise Price	Range of Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)				(In Thousands)
Outstanding at June 30, 2014	3,035	$12.37	$10.16 - $14.79	2.0 years
Exercised	(2,785)	$12.26	$11.55 - $12.71	1.2 years

Outstanding at September 30, 2014	250	$13.59	$10.16 - $14.79	8.7 years	$206

Exercisable at September 30, 2014	39	$10.16	$10.16	6.5 years	$124

A total of 2,785,122 vested options with an aggregate intrinsic value of $7.4 million were exercised during the three months ended September 30, 2014. The Company issued 107,382 shares from treasury stock carrying an average cost of $11.48 per share in conjunction with the equivalent number of options exercised during the period. The cash proceeds received in conjunction with the exercise of these options totaled approximately $1.4 million.

The Company elected to settle the exercise of the remaining 2,677,740 stock options exercised during the period in cash based upon the difference between the exercise price of the options and the closing price of the Company’s stock on the date of exercise. The net cash proceeds of these exercises resulted in a direct reduction of stockholders’ equity totaling approximately $7.2 million. No additional shares of the Company’s capital stock were issued and no cash proceeds were received in relation to the exercise of these options. A portion of the exercises settled in cash during the period represented disqualifying dispositions of incentive stock options for which the Company recognized approximately $416,000 in income tax benefits.

There were no vested options exercised during the three months ended September 30, 2013.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The guidance on fair value measurement establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than Level 1 prices, such as quoted for similar assets or liabilities; quoted prices in markets that are not active; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At September 30, 2014:
Debt securities available for sale:
U.S. agency securities	$—	$4,140	$—	$4,140
Obligations of state and political subdivisions	—	27,035	—	27,035
Asset-backed securities	—	87,881	—	87,881
Collateralized loan obligations	—	123,228	—	123,228
Corporate bonds	—	162,347	—	162,347
Trust preferred securities	—	7,892	—	7,892

Total debt securities	—	412,523	—	412,523

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	—	80,087	—	80,087
Residential pass-through securities	—	325,345	—	325,345
Commercial pass-through securities	—	8,446	—	8,446

Total mortgage- backed securities	—	413,878	—	413,878

Total securities available for sale	$—	$826,401	$—	$826,401

Derivative instruments:
Interest rate swaps	$—	$55	$—	$55
Interest rate caps	—	1,867	—	1,867

Total derivatives	$—	$1,922	$—	$1,922

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At June 30, 2014:
Debt securities available for sale:
U.S. agency securities	$—	$4,205	$—	$4,205
Obligations of state and political subdivisions	—	26,773	—	26,773
Asset-backed securities	—	87,316	—	87,316
Collateralized loan obligations	—	119,572	—	119,572
Corporate bonds	—	162,234	—	162,234
Trust preferred securities	—	7,798	—	7,798

Total debt securities	—	407,898	—	407,898

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	—	83,270	—	83,270
Residential pass-through securities	—	353,953	—	353,953

Total mortgage- backed securities	—	437,223	—	437,223

Total securities available for sale	$—	$845,121	$—	$845,121

Derivative instruments:
Interest rate swaps	$—	$(2,714)	$—	$(2,714)
Interest rate caps	—	1,739	—	1,739

Total derivatives	$—	$(975)	$—	$(975)

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

For the three months ended September 30, 2014, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis. For that same period, there were no transfers of assets or liabilities within the fair valuation measurement hierarchy between Level 1 and Level 2 inputs.

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In Thousands)
At September 30, 2014
Impaired loans	$—	$—	$10,905	$10,905
Real estate owned	—	—	161	161

At June 30, 2014
Impaired loans	$—	$—	$10,387	$10,387

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average
	(In Thousands)
At September 30, 2014
Impaired loans	$10,905	Market valuation of underlying collateral (1)	Direct disposal costs (3)	6% - 10%	8.83%
Real estate owned	$161	Market valuation property (2)	Direct disposal costs (3)	6% - 10%	6.74%
At June 30, 2014
Impaired loans	$10,387	Market valuation of underlying collateral (1)	Direct disposal costs (3)	6% - 10%	7.10%

(1)	The fair value basis of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
(2)	The fair value basis of real estate owned is generally determined based upon the lower of an independent appraisal of the property’s market value or the applicable listing price or contracted sales price.
(3)	The fair value basis of impaired loans and real estate owned is adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions and title transfer fees, with such cost estimates generally ranging from 6% to 10% of collateral or property market value.

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

At September 30, 2014, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $12.5 million and valuation allowances of $1.6 million reflecting fair values of $10.9 million. By comparison, at June 30, 2014, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $12.1 million and valuation allowances of $1.7 million reflecting fair values of $10.4 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At September 30, 2014, real estate owned whose carrying value was written down utilizing Level 3 inputs during the prior three months comprised two properties with a fair values totaling $161,000. By comparison, at June 30, 2014, the Company held no real estate owned whose carrying value was written down utilizing Level 3 inputs during fiscal 2014.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at September 30, 2014 and June 30, 2014:

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

The carrying amounts and fair values of financial instruments are as follows:

	Carrying Amount and Fair Value Measurements at September 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$126,786	$126,786	$126,786	$—	$—
Debt securities available for sale	412,523	412,523	—	412,523	—
Debt securities held to maturity	215,454	212,934	—	212,934	—
Loans receivable	1,758,591	1,754,539	—	—	1,754,539
Mortgage-backed securities available for sale	413,878	413,878	—	413,878	—
Mortgage-backed securities held to maturity	309,017	307,178	—	307,178	—
FHLB stock	27,383	27,383	—	—	27,383
Interest receivable	9,308	9,308	9,308	—	—
Financial liabilities:
Deposits (A)	2,449,313	2,461,804	1,418,225	—	1,043,579
Borrowings	564,860	574,744	—	—	574,744
Interest payable on borrowings	1,043	1,043	1,043	—	—
Derivative instruments:
Interest rate swaps	55	55	—	55	—
Interest rate caps	1,867	1,867	—	1,867	—

(A)	Includes accrued interest payable on deposits of $81,000 at September 30, 2014.

	Carrying Amount and Fair Value Measurements at June 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$135,034	$135,034	$135,034	$—	$—
Debt securities available for sale	407,898	407,898	—	407,898	—
Debt securities held to maturity	216,414	213,472	—	213,472	—
Loans receivable	1,729,084	1,711,972	—	—	1,711,972
Mortgage-backed securities available for sale	437,223	437,223	—	437,223	—
Mortgage-backed securities held to maturity	295,658	293,781	—	293,781	—
FHLB stock	25,990	25,990	—	—	25,990
Interest receivable	9,013	9,013	9,013	—	—
Financial liabilities:
Deposits (A)	2,479,941	2,490,933	1,442,723	—	1,048,210
Borrowings	512,257	521,839	—	—	521,839
Interest payable on borrowings	1,001	1,001	1,001	—	—
Derivative instruments:
Interest rate swaps	(2,714)	(2,714)	—	(2,714)	—
Interest rate caps	1,739	1,739	—	1,739	—

(A)	Includes accrued interest payable on deposits of $69,000 at June 30, 2014.

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

16. COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ equity at September 30, 2014 and June 30, 2014 are as follows:

	September 30, 2014	June 30, 2014
	(In thousands)
Net unrealized loss on securities available for sale	$(1,980)	$1,091
Tax effect	449	(592)

Net of tax amount	(1,531)	499

Net unrealized loss on securities available for sale transferred to held to maturity	$(988)	$(990)
Tax effect	404	404

Net of tax amount	(584)	(586)

Fair value adjustments on derivatives	(590)	(3,501)
Tax effect	241	1,430

Net of tax amount	(349)	(2,071)

Benefit plan adjustments	(550)	(206)
Tax effect	224	84

Net of tax amount	(326)	(122)

Accumulated other comprehensive loss	$(2,790)	$(2,280)

Other comprehensive loss and related tax effects for the three months ended September 30, 2014 and September 30, 2013 are presented in the following table:

	Three Months Ended September 30,
	2014	2013
	(In thousands)

Net unrealized holding (loss) gain on securities available for sale	$(3,071)	$1,477

Net unrealized loss on Derivatives	2,911	(2,827)

Amortization of unrealized holding loss on securities available for sale transferred to held to maturity (3)	2	—

Benefit plans:
Amortization of:
Actuarial loss (gain) (1)	7	(1)
Past service cost (1)	12	12
New actuarial (loss) gain	(363)	803

Net change in benefit plans accrued expense	(344)	814

Other comprehensive loss before taxes	(502)	(536)
Tax effect (2)	(8)	288

Other comprehensive loss	$(510)	$(248)

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 14—Benefit Plans for additional information
(2)	The amounts included in income taxes for items reclassified out of accumulated other comprehensive income totaled $(9) and $(4) for the three months ended September 30, 2014 and 2013, respectively
(3)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government and changes in tax policies, rates and regulations of federal, state and local tax authorities. Additional potential factors include changes in interest rates, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2014 and June 30, 2014

General. Total assets increased by $21.1 million to $3.53 billion at September 30, 2014 from $3.51 billion at June 30, 2014. The increase in total assets was primarily attributable to increases in the balances of loans, debt securities and other assets that were partially offset by a decline in the balance of cash and cash equivalents and total mortgage-backed securities. The net increase in total assets was complemented by an increase in borrowings that was partially offset by a decline in the balances of deposits and stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $8.2 million to $126.8 million at September 30, 2014 from $135.0 million at June 30, 2014 with the decrease reflecting normal operating fluctuations in the balance of short-term liquid assets between comparative periods.

Notwithstanding day-to-day fluctuations in cash and cash equivalents, we generally sought to maintain the level of cash and cash equivalents to minimize the opportunity cost of excess liquidity. Management will continue to monitor and adjust the level of short term, liquid assets in relation to the Company’s near-term operating liquidity needs and related reserve requirements while also considering the funding needed to support its longer-term strategic initiatives – particularly those relating to the expansion of its commercial lending functions and capital management strategies.

Debt Securities Available for Sale. Debt securities classified as available for sale increased by $4.6 million to $412.5 million at September 30, 2014 from $407.9 million at June 30, 2014. The net increase primarily reflected the purchase of $4.0 million in floating-rate collateralized loan obligations during the three months ended September 30, 2014. The increase also reflected a $680,000 increase in the fair value of the portfolio to a net unrealized loss of $2.7 million at September 30, 2014 from a net unrealized loss of $3.3 million at June 30, 2014. The decrease in the net unrealized loss was primarily attributable to changes in the fair value of the various sectors within the portfolio arising primarily from movements in market interest rates. The net increase in the portfolio was partially offset by $22,000 in principal repayments, net of premium amortization and discount accretion during the same period.

At September 30, 2014, the available for sale debt securities portfolio included U.S. agency debentures, single-issuer trust preferred securities, corporate bonds, asset-backed securities, collateralized loan obligations and municipal obligations. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities available for sale at September 30, 2014 is presented in Note 8 and Note 10 to the unaudited consolidated financial statements.

Debt Securities Held to Maturity. Debt securities classified as held to maturity decreased by $960,000 to $215.5 million at September 30, 2014 from $216.4 million at June 30, 2014. The net decrease primarily reflected calls and maturities of such securities as well as repayments, net of premium amortization and discount accretion, totaling $1.3 million during the three months ended September 30, 2014. The net decrease in the portfolio was partially offset by the purchase of municipal obligations totaling $350,000 during the same period.

At September 30, 2014, the held to maturity debt securities portfolio included U.S. agency debentures and municipal obligations, a small portion of which represent non-rated, short term, bond anticipation notes (“BANs”) issued by New Jersey municipalities with whom Kearny Bank maintains or seeks to maintain deposit relationships. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities held to maturity at September 30, 2014 is presented in Note 9 and Note 10 to the unaudited consolidated financial statements.

Loans Receivable. Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $29.5 million to $1.76 billion at September 30, 2014 from $1.73 billion at June 30, 2014. The increase in net loans receivable was primarily attributable to new loan origination, purchase and acquisition volume outpacing loan repayments during the three months ended September 30, 2014.

Residential mortgage loans, including home equity loans and lines of credit, decreased by $6.8 million to $673.5 million at September 30, 2014 from $680.2 million at June 30, 2014. The components of the net decrease included a decrease in the balance of one-to-four family first mortgage loans of $4.6 million to $576.0 million at September 30, 2014 from $580.6 million at June 30, 2014 coupled with a $2.7 million decrease in the balance of home equity loans to $72.9 million at September 30, 2014 from $75.6 million at June 30, 2014. Partially offsetting this decrease was a $479,000 increase in the balance of home equity lines of credit to $24.5 million at September 30, 2014 from $24.0 million at June 30, 2014.

Residential mortgage loan activity for the three months ended September 30, 2014 continued to reflect our decreased strategic focus on residential mortgage lending coupled with the effects of the diminished level of demand for “new purchase” mortgages reflecting continued weakness in the economy. Moreover, as a portfolio lender cognizant of potential exposure to interest rate risk, we have generally refrained from lowering our long-term, fixed-rate residential mortgage rates to the levels available in the marketplace. Consequently, a portion of our residential mortgage borrowers may continue to seek long-term, fixed-rate refinancing opportunities from other market resources, further limiting growth within this segment of the loan portfolio.

In total, residential mortgage loan origination and purchase volume for the three months ended September 30, 2014 was $10.5 million and $6.4 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $4.4 million for that same period.

Commercial loans, in aggregate, increased by $36.7 million to $1.09 billion at September 30, 2014 from $1.05 billion at June 30, 2014. The components of the aggregate increase included an increase in commercial mortgage loans totaling $31.0 million and an increase in commercial business loans of $5.7 million. The ending balances of commercial mortgage loans and commercial business loans at September 30, 2014 were $1.01 billion and $72.9 million, respectively. Commercial loan origination volume for the three months ended September 30, 2014 totaled $59.5 million, comprising $55.8 million and $3.7 million of commercial mortgage and commercial business loan originations, respectively. Commercial loan originations were augmented with the purchase of participations in commercial business loans totaling $6.5 million during the three months ended September 30, 2014.

The outstanding balance of construction loans, net of loans-in-process, decreased by $883,000 to $6.4 million at September 30, 2014 from $7.3 million at June 30, 2014. Construction loan disbursements for the three months ended September 30, 2014 totaled $415,000.

Other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased $532,000 to $4.9 million at September 30, 2014 from $4.3 million at June 30, 2014. Other loan originations for the three months ended September 30, 2014 totaled approximately $868,000.

Additional information regarding loans receivable at September 30, 2014 is presented in Note 11 to the unaudited consolidated financial statements.

Nonperforming Loans. Nonperforming loans decreased by $82,000 to $25.2 million or 1.42% of total loans at September 30, 2014 from $25.3 million or 1.45% of total loans at June 30, 2014. The balance of nonperforming loans at September 30, 2014 was comprised entirely of “nonaccrual” loans. By comparison, the balance of nonperforming loans at June 30, 2014 included $25.2 million and $125,000 of “nonaccrual” loans and loans reported as “over 90 days past due and accruing”, respectively.

The composition of nonperforming loans at September 30, 2014 continued to include a disproportionate balance of residential mortgage loans originally acquired from Countrywide Home Loans, Inc. (“Countrywide”) which continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP (“BOA”). In total, nonperforming Countrywide loans totaled $8.8 million, or 34.7% of total nonperforming loans, at September 30, 2014. As of that same date, we owned a total of 73 residential mortgage loans with an aggregate outstanding balance of $31.3 million that were originally acquired from Countrywide. Of these loans, an additional five loans totaling $2.4 million are 30-89 days past due and are in various stages of collection.

Additional information about the Company’s nonperforming loans at September 30, 2014 is presented in Note 11 to the unaudited consolidated financial statements.

Allowance for Loan Losses. During the three months ended September 30, 2014, the balance of the allowance for loan losses increased by $19,000 to $12.4 million or 0.70% of total loans at September 30, 2014 from $12.4 million or 0.71% of total loans at June 30, 2014. The increase resulted from provisions of $858,000 during the three months ended September 30, 2014 that were largely offset by charge offs, net of recoveries, totaling approximately $839,000.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans decreased by $105,000 to $1.6 million at September 30, 2014 from $1.7 million at June 30, 2014. The balance at September 30, 2014 reflected the allowance for impairment identified on $4.4 million of impaired loans while an additional $32.8 million of impaired loans had no allowance for impairment as of that date. By comparison, the balance at June 30, 2014 reflected the allowance for impairment identified on $4.6 million of impaired loans while an additional $32.6 million of impaired loans had no allowance for impairment as of that date. The outstanding balances of impaired loans reflected the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $124,000 to $10.8 million at September 30, 2014 from $10.7 million at June 30, 2014. The increase in valuation was partly attributable to a $29.6 million increase in the aggregate outstanding balance of loans collectively evaluated for impairment to $1.74 billion at September 30, 2014 from $1.71 billion at June 30, 2014, as well as the ongoing reallocation of loans within the portfolio in favor of commercial loans against which we generally assign comparatively higher historical and environmental loss factors in our ALLL calculation.

The change in the allowance also reflected updates to historical loss factors at September 30, 2014. Specifically, our loan portfolio experienced a net annualized average charge-off rate of 19 basis points during the three months ended September 30, 2014 representing an increase of seven basis points from the 12 basis points of charge-offs reported for fiscal 2014. The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these charge offs on the average annualized historical charge off rates by loan segment over the two year look-back period used by that methodology. The effect of the noted increase in charge offs during the current period was more than offset by the reduced consideration given to the comparatively higher level of charge offs during fiscal 2013 in the calculation of average charge off rates as the two year look-back period was rolled forward to capture the current quarter ended September 30, 2014. These offsetting factors resulted in a net decrease in the average charge off rates used by the historical loss factors at September 30, 2014 compared to those used at June 30, 2014. The effect of the net decrease in average charge-off rates was partially offset by a concurrent increase in the overall balance of the unimpaired portion of the loan portfolio resulting in a net decrease of $29,000 in the applicable portion of the allowance to $2.0 million as of September 30, 2014 compared to $2.1 million as of June 30, 2014.

Environmental loss factors remained unchanged at September 30, 2014 from June 30, 2014. As such, the change in the balance of allowance for loan losses relating to such factors was attributable solely to the increase in the overall balance of the unimpaired portion of the loan portfolio during that period. The effects of the net growth in loans resulted in a $152,000 increase in the applicable portion of the allowance to $8.8 million at September 30, 2014 from $8.7 million at June 30, 2014.

The tables on the following pages present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at September 30, 2014 and June 30, 2014.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at September 30, 2014
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
Residential mortgage loans
Originated	0.02%	0.27%	0.29%
Purchased	2.57	0.75	3.32
Acquired in merger	2.85	0.30	3.15

Home equity loans
Originated	0.08	0.33	0.41
Acquired in merger	0.31	0.30	0.61

Home equity lines of credit
Originated	0.00	0.33	0.33
Acquired in merger	0.00	0.30	0.30

Construction loans
1-4 family
Originated	0.07	0.69	0.76
Acquired in merger	0.00	0.30	0.30
Multi-family
Originated	0.00	0.69	0.69
Acquired in merger	0.00	0.30	0.30
Nonresidential
Originated	0.00	0.69	0.69
Acquired in merger	0.00	0.30	0.30

Commercial mortgage loans
Multi-family
Originated	0.00	0.72	0.72
Acquired in merger	0.00	0.30	0.30
Nonresidential
Originated	0.11	0.72	0.83
Acquired in merger	0.00	0.30	0.30

Commercial business loans
Secured (1-4 family)
Originated	0.00	0.69	0.69
Acquired in merger	0.00	0.30	0.30
Secured (Other)
Originated	0.48	0.69	1.17
Purchased	1.19	0.36	1.55
Acquired in merger	0.04	0.30	0.34
Unsecured
Originated	0.00	0.54	0.54
Acquired in merger	0.00	0.21	0.21

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at September 30, 2014 (continued)
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
SBA 7A
Originated	0.00%	0.69%	0.69%
Acquired in merger	17.65	0.33	17.98
SBA Express
Originated	0.00	0.69	0.69
Acquired in merger	44.53	0.33	44.86
SBA Line of Credit
Originated	0.00	0.69	0.69
Acquired in merger	12.70	0.33	13.03

Other consumer loans (1)	—	—	—

(1)	The Company generally maintains an environmental loss factor of 0.21%—0.30% on other consumer loans while historical loss factors range from 0.00% to 12.20% based on loan type. Resulting balances in the allowance for loan losses are immaterial and therefore excluded from the presentation.
(2)	“Base” environmental factors reported excluding the effect of “weights” attributable to internal credit-rating classification as follows: “Pass-1”: 70%, “Pass-2”: 80%, “Pass-3”: 90%, “Pass-4”: 100%, “Watch”: 200%, “Special Mention”: 400%, “Substandard”: 600%, “Doubtful”: 800%. (e.g. Environmental loss factor applicable to originated residential mortgage loan rated as “Substandard”: 0.30% x 600% = 1.8%).

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at June 30, 2014
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
Residential mortgage loans
Originated	0.03%	0.27%	0.30%
Purchased	2.56	0.75	3.31
Acquired in merger	3.25	0.30	3.55

Home equity loans
Originated	0.11	0.33	0.44
Acquired in merger	0.36	0.30	0.66

Home equity lines of credit
Originated	0.00	0.33	0.33
Acquired in merger	0.00	0.30	0.30

Construction loans
1-4 family
Originated	0.09	0.69	0.78
Acquired in merger	0.00	0.30	0.30
Multi-family
Originated	0.00	0.69	0.69
Acquired in merger	0.00	0.30	0.30
Nonresidential
Originated	0.00	0.69	0.69
Acquired in merger	0.00	0.30	0.30

Commercial mortgage loans
Multi-family
Originated	0.00	0.72	0.72
Acquired in merger	0.00	0.30	0.30
Nonresidential
Originated	0.10	0.72	0.82
Acquired in merger	0.00	0.30	0.30

Commercial business loans
Secured (1-4 family)
Originated	0.00	0.69	0.69
Acquired in merger	0.00	0.30	0.30
Secured (Other)
Originated	0.50	0.69	1.19
Purchased	1.19	0.36	1.55
Acquired in merger	0.06	0.30	0.36
Unsecured
Originated	0.00	0.54	0.54
Acquired in merger	0.00	0.21	0.21

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment at June 30, 2014 (continued)
Loan Category	Historical Loss Factors	Environmental Loss Factors (2)	Total
SBA 7A
Originated	0.00%	0.69%	0.69%
Acquired in merger	18.91	0.33	19.24
SBA Express
Originated	0.00	0.69	0.69
Acquired in merger	0.00	0.33	0.33
SBA Line of Credit
Originated	0.00	0.69	0.69
Acquired in merger	0.53	0.33	0.86

Other consumer loans (1)	—	—	—

(1)	The Company generally maintains an environmental loss factor of 0.27% on other consumer loans while historical loss factors range from 0.00% to 100.00% based on loan type. Resulting balances in the allowance for loan losses are immaterial and therefore excluded from the presentation.
(2)	“Base” environmental factors reported excluding the effect of “weights” attributable to internal credit-rating classification as follows: “Pass-1”: 70%, “Pass-2”: 80%, “Pass-3”: 90%, “Pass-4”: 100%, “Watch”: 200%, “Special Mention”: 400%, “Substandard”: 600%, “Doubtful”: 800%. (e.g. Environmental loss factor applicable to originated residential mortgage loan rated as “Substandard”: 0.30% x 600% = 1.8%).

Additional information about our allowance for loan losses at June 30, 2014 is presented in Note 11 to the unaudited consolidated financial statements.

Mortgage-backed Securities Available for Sale. Mortgage-backed securities available for sale decreased by $23.3 million to $413.9 million at September 30, 2014 from $437.2 million at June 30, 2014. The net decrease partly reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $19.6 million during the three months ended September 30, 2014 as well as a $3.8 million decline in the fair value of the portfolio to an unrealized gain of $670,000 at September 30, 2014 from an unrealized gain of $4.4 million at June 30, 2014.

At September 30, 2014, the available for sale mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held one non-agency mortgage-backed security within the available for sale portfolio whose aggregate carrying value and market value totaled $195,000 and $195,000, respectively. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities available for sale at September 30, 2014 is presented in Note 8 and Note 10 to the unaudited consolidated financial statements.

Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity increased by $13.4 million to $309.0 million at September 30, 2014 from $295.7 million at June 30, 2014. The increase in the portfolio largely reflected purchases of fixed-rate securities totaling $16.7 million that were acquired based upon their Community Reinvestment Act eligibility. This increase was partially offset by cash repayment of principal, net of discount accretion and premium amortization, totaling $3.3 million during the three months ended September 30, 2014.

At September 30, 2014, the held to maturity mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held four non-agency mortgage-backed securities in the held to maturity portfolio whose aggregate carrying values and market values totaled $48,000 and $47,000, respectively. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities held to maturity at September 30, 2014 is presented in Note 9 and Note 10 to the unaudited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, accrued interest receivable, goodwill, bank owned life insurance, deferred income taxes and other miscellaneous assets, increased by $6.1 million to $294.8 million at September 30, 2014 from $288.7 million at June 30, 2014. The increase in other assets partly reflected a $1.9 million increase in the fair value of the Company’s interest rate derivatives primarily attributable to changes in market interest rates during the three months ended September 30, 2014. The increase also reflected an obligatory $1.4 million increase in the balance of FHLB stock resulting from additional advances drawn during the period.

The balance of real estate owned (“REO”) decreased by $51,000 to $1.57 million at September 30, 2014 from $1.63 million at June 30, 2014 representing the net carrying values of eight and seven properties held at the close of each period, respectively.

The remaining increases and decreases in other assets during the three months ended September 30, 2014 generally comprised normal growth or operating fluctuations in their respective balances.

Deposits. The balance of total deposits decreased by $30.6 million to $2.45 billion at September 30, 2014 from $2.48 billion at June 30, 2014. The net decrease in deposit balances included an $8.5 million decrease in non-interest-bearing checking accounts coupled with a $22.1 million net decrease in interest-bearing deposits. The net decrease in interest-bearing deposits comprised a $4.8 million decline in interest-bearing checking accounts, an $11.2 million decrease in savings and club accounts and a $6.1 million decrease in certificates of deposit.

The change in deposit balances for the period reflected changes in the balances of retail deposits as well as “non-retail” deposits acquired through various wholesale channels. The decline in the balance of interest-bearing checking accounts included a $5.8 million decrease in the balance of brokered money market deposits acquired through Promontory’s IND program to $207.7 million or 8.5% of total deposits at September 30, 2014 from $213.5 million or 8.6% of total deposits at June 30, 2014. The terms of the IND program generally establish a reciprocal commitment for Promontory to deliver and us to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million. Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions. The decline in interest-bearing checking accounts attributable to the fluctuation in IND program deposits was partially offset by an increase in retail account balances.

The decrease in savings and club accounts partly reflected the annual close out of holiday club accounts and fluctuating balances of attorney escrow accounts as well as an outflow of funds originally received from an individual customer relating to the sale of their business.

We continued to utilize a deposit listing service through which we attracted “non-brokered” wholesale time deposits targeting institutional investors with a three-to-five year investment horizon. We generally prohibit the withdrawal of our listing service deposits prior to maturity. The balance of our listing service time deposits increased by $2.9 million to $63.5 million or 2.6% of total deposits at September 30, 2014 from $60.6 million or 2.4% of total deposits at June 30, 2014.

We also maintain a small portfolio of longer-term, brokered certificates of deposit that were originally acquired during fiscal 2014 whose balances totaled approximately $18.5 million at September 30, 2014. In combination with Promontory IND money market deposits noted above, our brokered deposits totaled $226.2 million or 9.2% of deposits at September 30, 2014.

The growth in certificates of deposit acquired through wholesale sources were partially offset by a net decline in other retail time deposit balances that largely reflected our efforts to manage our cost of deposits which allowed for some controlled outflow of shorter-term time deposits during the three months ended September 30, 2014. However, we did maintain our attractive offering rates on certain longer-term time deposits during that period which continued to attract retail funding within the four-to-five year maturity tranches and supported our larger goal of extending the duration of time deposits for interest rate risk management purposes.

Borrowings. The balance of borrowings increased by $52.6 million to $564.9 million at September 30, 2014 from $512.3 million at June 30, 2014. The reported increase primarily reflected an additional $75.0 million of FHLB advances drawn primarily to fund a portion of our recent growth in loans. For interest rate risk management purposes, we have utilized interest rate derivatives to effectively swap the rolling 90-day maturity/repricing characteristics of the new borrowings into a fixed rate for five years. This increase was partially offset by the repayment of $17.0 million of FHLB overnight advances that were outstanding at June 30, 2014.

The change in borrowing balances also reflected a $2.4 million decline in the balance of customer sweep accounts to $28.4 million at September 30, 2014, from $30.7 million at June 30, 2014. Sweep accounts are short-term borrowings representing funds that are withdrawn from a customer’s non-interest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities we own.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased by $1.8 million to $25.0 million at September 30, 2014 from $23.1 million at June 30, 2014. The increase in other liabilities generally reflected normal operating fluctuations in such balances. Such fluctuations were partially offset by a decrease in other liabilities attributable to an increase in the fair value of our interest rate derivatives resulting in their aggregate balances being reported in other assets at September 30, 2014 compared to such balances being reported in other liabilities at June 30, 2014.

Stockholders’ Equity. Stockholders’ equity decreased $2.8 million to $491.9 million at September 30, 2014 from $494.7 million at June 30, 2014. The decrease in stockholders’ equity partly reflected the exercise of certain stock options on September 10, 2014. On that date, members of management and the Board of Directors exercised a total of 2,677,740 vested stock options that were granted in 2005 and would otherwise expire in 2015. Pursuant to the terms of the Company’s 2005 Stock Compensation and Incentive Plan, we elected to settle the exercise of all such stock options in cash based upon the difference between the exercise price of the options and the closing price of the Company’s stock on the date of exercise. The net cash proceeds of these exercises resulted in a direct reduction of stockholders’ equity totaling approximately $7.2 million that was partially offset by a reduction of income tax expense of approximately $416,000 during the quarter ended September 30, 2014, and described below. Based on this manner of settlement, no additional shares of the Company’s capital stock were issued in relation to the exercise of these options.

The decrease in stockholders’ equity also reflected a $510,000 decrease in accumulated other comprehensive loss due primarily to changes in the composition and fair value of the Company’s available for sale securities portfolio and outstanding derivatives whose changes in fair value are reflected in accumulated other comprehensive income on an after tax basis.

The noted decreases in stockholder’s equity were partially offset by $2.9 million in net income for the current quarter coupled with a reduction of unearned ESOP shares for plan shares earned during the period. The change in stockholders’ equity also reflected a net decrease in Treasury stock resulting from the re-issuance of 107,382 shares at an average cost of $11.48 resulting from additional exercises of stock options during in the current quarter that preceded the exercise of those discussed above.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and September 30, 2013

General. Net income for the three months ended September 30, 2014 was $2.9 million or $0.04 per diluted share; an increase of $337,000 compared to $2.6 million or $0.04 per diluted share for the three months ended September 30, 2013. The increase in net income reflected an increase in net interest income and a decrease in the provision for loan losses that were partially offset by a decline in non-interest income and an increase in non-interest expense. These factors contributed to an overall decrease in pre-tax net income between comparative periods. However, a reduction in the provision for income taxes reflecting a lower effective tax rate for the current quarter resulted in the increase in net income.

Net Interest Income. Net interest income for the three months ended September 30, 2014 was $19.5 million; an increase of $1.3 million from $18.2 million for the three months ended September 30, 2013. The increase in net interest income between the comparative periods resulted primarily from an increase in interest income that was partially offset by an increase in interest expense. The increase in interest income was primarily attributable to an increase in the average balance of interest-earning assets while their yield remained unchanged between comparative periods. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with a concurrent increase in their average cost. The reported increase in the average balances of interest-earning assets and interest-bearing liabilities between comparative periods partly reflected the impact of the acquisition of Atlas Bank (“Atlas”) on June 30, 2014.

As a result of these factors, our net interest rate spread decreased seven basis points to 2.28% for the three months ended September 30, 2014 from 2.35% for the three months ended September 30, 2013. The decrease in the net interest rate spread reflected an increase in the average cost of interest-bearing liabilities of seven basis points to 0.89% for three months ended September 30, 2014 from 0.82% for the three months ended September 30, 2013 while the yield on earning assets remained unchanged at 3.17% for the same comparative periods. A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported decrease in our net interest rate spread also affected our net interest margin which also decreased by seven basis points to 2.41% for the three months ended September 30, 2014 from 2.48% for the three months ended September 30, 2013.

Interest Income. Total interest income increased $2.4 million to $25.7 million for the three months ended September 30, 2014 from $23.3 million for the three months ended September 30, 2013. As noted above, the increase in interest income reflected an increase in the average balance of interest-earning assets while their overall average yield remained unchanged at 3.17% between comparative periods. The average balance of interest-earning assets increased by $303.8 million to $3.24 billion for the three months ended September 30, 2014 from $2.94 billion for the three months ended September 30, 2013.

Interest income from loans increased $2.6 million to $18.4 million for the three months ended September 30, 2014 from $15.8 million for the three months ended September 30, 2013. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in their average yield.

The average balance of loans increased by $322.8 million to $1.75 billion for the three months ended September 30, 2014 from $1.43 billion for the three months ended September 30, 2013. The reported increase in the average balance of loans primarily reflected an aggregate increase of $258.9 million in the average balance of commercial loans to $1.06 billion for the three months ended September 30, 2014 from $800.7 million for the three months ended September 30, 2013. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

The increase in the average balance of commercial loans was augmented by a $68.6 million increase in the average balance of residential mortgage loans to $680.4 million for the three months ended September 30, 2014 from $611.8 million for the three months ended September 30, 2013. Our residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit.

For those same comparative periods, the average balance of other loans, comprising account loans, deposit account overdraft lines of credit and other consumer loans, also increased by $347,000 to $4.7 million from $4.4 million.

The noted increases in the average balances of loans were partially offset by a $4.3 million decrease in the average balance of construction loans which declined to $6.9 million for the three months ended September 30, 2014 from $4.4 million for the three months ended September 30, 2013.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by 22 basis points to 4.21% for the three months ended September 30, 2014 from 4.43% for the three months ended September 30, 2013. The reduction in the overall yield on our loan portfolio partly reflects the effect of low market interest rates which provides “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans. Additionally, the average yield on newly originated loans that have provided the incremental growth in the portfolio between comparative periods also reflects the low interest rates prevalent in the marketplace which further reduces the overall yield of the loan portfolio.

Interest income from mortgage-backed securities decreased by $778,000 to $4.8 million for the three months ended September 30, 2014 from $5.6 million for the three months ended September 30, 2013. The decrease in interest income reflected a decrease in the average balance of mortgage-backed securities that was partially offset by an increase in their average yield.

The average balance of mortgage-backed securities decreased by $144.0 million to $730.0 million for the three months ended September 30, 2014 from $873.9 million for the three months ended September 30, 2013. The decrease in the average balance of mortgage-backed securities largely reflects principal repayments and security sales that outpaced the level of security purchases between comparative periods.

For those same comparative periods, the average yield on mortgage-backed securities increased by eight basis points to 2.62% from 2.54%. The increase in the overall yield of the mortgage-backed securities portfolio partly reflected the comparatively higher yields of securities purchased reflecting a modest increase in market interest rates between comparative periods. More notably, the increase in yield also reflected a decrease in purchased premium amortization resulting from a decline in loan prepayments attributable to the noted increase in market rates and the resulting decline in “rate reduction” refinancing incentive to mortgagors.

Interest income from debt securities increased by $488,000 to $2.2 million for the three months ended September 30, 2014 from $1.7 million for the three months ended September 30, 2013. The increase in interest income reflected an increase in the average balance of debt securities augmented by an increase in their average yield. The average balance of debt securities increased $111.5 million to $628.1 million for the three months ended September 30, 2014 from $516.6 million for the three months ended September 30, 2013. For those same comparative periods, the average yield of debt securities increased seven basis points to 1.41% from 1.34%.

The increase in the average balance of debt securities was partly attributable to a $105.1 million increase in the average balance of taxable securities to $528.7 million for the three months ended September 30, 2014 from $423.6 million for the three months ended September 30, 2013. For those same comparative periods, the average balance of tax-exempt securities increased by $6.3 million to $99.4 million from $93.1 million.

The increase in the average yield on debt securities reflected a ten basis point increase in the yield on taxable securities to 1.31% during the three months ended September 30, 2014 from 1.21% during the three months ended September 30, 2013. For those same comparative periods, the yield on tax-exempt securities remained unchanged at 1.95%.

Interest income from other interest-earning assets increased by $99,000 to $297,000 for the three months ended September 30, 2014 from $198,000 for the three months ended September 30, 2013 reflecting an increase in the average yield that was augmented by an increase in the average balance. The average yield of other interest-earning assets increased by 24 basis points to 0.91% for the three months ended September 30, 2014 from 0.67% for the three months ended September 30, 2013. For those same comparative periods, the average balance of other interest-earning assets increased by $13.6 million to $131.1 million from $117.6 million.

The increase in the average balance and average yield on other interest-earning assets between comparative periods largely reflects an increase in the average balance of our investment in FHLB stock arising from additional advances drawn and its comparatively higher yield in relation to the short-term, liquid assets that comprise the remainder of such assets.

Interest Expense. Total interest expense increased by $1.1 million to $6.2 million for the three months ended September 30, 2014 from $5.1 million for the three months ended September 30, 2013. As noted earlier, the increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $263.4 million to $2.77 billion for the three months ended September 30, 2014 from $2.50 billion for the three months ended September 30, 2013. For those same comparative periods, the average cost of interest-bearing liabilities increased seven basis points to 0.89% from to 0.82%.

Interest expense attributed to deposits increased by $214,000 to $3.8 million for the three months ended September 30, 2014 from $3.6 million for the three months ended September 30, 2013. The increase in interest expense was attributable to an increase in the average cost of interest-bearing deposits coupled with an increase in their average balance.

The average cost of interest-bearing deposits increased by one basis point to 0.68% for the three months ended September 30, 2014 from 0.67% for the three months ended September 30, 2013. The net increase in the average cost was primarily attributable to an increase in the average cost of certificates of deposit which increased two basis points to 1.05% for the three months ended September 30, 2014 from 1.03% for the three months ended September 30, 2013. For those same comparative periods, the average cost of interest-bearing checking accounts and savings and club accounts remained unchanged at 0.53% and 0.16%, respectively.

The increases in the average cost of certificates of deposit largely reflected our efforts to attract and retain accounts with longer terms to maturity for interest rate risk management purposes. Competitive offering rates on longer duration term deposits were made available through both our retail deposit and wholesale funding channels.

The average balance of interest-bearing deposits increased by $94.7 million to $2.25 billion for the three months ended September 30, 2014 from $2.16 billion for the three months ended September 30, 2013. The net increase in the average balance was reflected in an increase in the average balances of savings and club accounts and certificates of deposit that were partially offset by a decrease in the average balance of interest-bearing checking accounts. For the comparative periods noted, the average balance of savings and club accounts increased by $46.9 million to $515.3 million from $468.5 million and the certificates of deposit increased by $63.6 million to $1.03 billion from $962.5 million while the average balance of interest-bearing checking accounts decreased by $15.9 million to $711.9 million from $727.8 million.

Interest expense attributed to borrowings increased by $855,000 to $2.3 million for the three months ended September 30, 2014 from $1.5 million for the three months ended September 30, 2013. The increase in interest expense on borrowings primarily reflected an increase in their average balance coupled with an increase in their average cost. The average balance of borrowings increased by $168.7 million to $513.4 million for the three months ended September 30, 2014 from $344.7 million for the three months ended September 30, 2013. For those same comparative periods, the average cost of borrowings increased by ten basis points to 1.81% from 1.71%.

The increase in the average balance of borrowings largely reflected a $174.5 million increase in the average balance of FHLB advances which increased to $483.8 million for the three months ended September 30, 2014 from $309.3 million for the three months ended September 30, 2013. For those same comparative periods, the average cost of FHLB advances increased four basis points to 1.89% from 1.85%. The noted increase in the average balance of FHLB advances was partially offset by a $5.8 million decrease in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $29.6 million from $35.4 million. The average cost of sweep accounts remained unchanged at 0.50% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses decreased $310,000 to $858,000 for the three months ended September 30, 2014 from $1.2 million for the three months ended September 30, 2013. The net decrease was largely attributable to a decrease in the provision attributable to loans evaluated collectively for impairment using historical and environmental loss factors primarily reflecting comparatively lower growth within the non-impaired portion of the portfolio between comparative periods. Such decreases were partially offset by an increase in the provision attributable to specific losses recognized on loans individually evaluated for impairment.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended September 30, 2014 is presented in Note 11 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at September 30, 2014 and June 30, 2013 presented earlier.

Non-Interest Income. Non-interest income, excluding losses on the sale and write-down of REO, decreased by $129,000 to $1.7 million for the three months ended September 30, 2014 from $1.9 million for the three months ended September 30, 2013. The decrease in non-interest income, excluding REO-related losses, was partly attributable to a $50,000 decrease in income from bank owned life insurance resulting primarily from the lower level of income earned on such assets between comparative periods reflecting the sustained effects of lower long-term market interest rates on policy income earned. The reported decrease in non-interest income also reflected a $60,000 decline in electronic banking fees and charges primarily attributable to a decline in ATM-related fees and charges collected between comparative periods.

The variance in non-interest income also reflected $53,000 in gains on SBA loans sold during the three months ended September 30, 2013 for which no such gains were recognized during the three months ended September 30, 2014. The absence of such gains during the current period reflects our ongoing efforts to reconfigure our SBA lending infrastructure with the expectation and commitment to increase loan origination and sale activity throughout the remainder of fiscal 2015.

The noted decreases in non-interest income were partially offset by a net increase of $8,000 in fees and service charges resulting primarily from an increase in loan-related prepayment charges. Additionally, we recognized a $25,000 non-recurring net gain included in miscellaneous income relating to the disposal of ATM equipment during the three months ended September 30, 2014 for which no such income was recognized during the earlier comparative period.

In addition to the changes in non-interest income noted above, we also recognized $151,000 in losses attributable to the write-down of two foreclosed properties to their reduced fair values during the three months ended September 30, 2014. By comparison, the Company recognized REO-related losses of $1,000 during the three months ended September 30, 2013.

Non-Interest Expenses. Non-interest expense increased $1.5 million to $16.8 million for the three months ended September 30, 2014 from $15.3 million for the three months ended September 30, 2013. The net increase in non-interest expense primarily reflected increases in salary and employee benefit expense and miscellaneous expense that were partially offset by a decrease in advertising and marketing expense. Less noteworthy variances in other categories of non-interest expense such as premises occupancy expense, equipment and systems expense, federal deposit insurance expense and director compensation expense reflected normal growth or operating fluctuations within those categories.

Salaries and employee benefits increased by $1.1 million to $10.1 million from $9.0 million partly reflecting overall increases in wage and salary expense and benefits expense attributable to our strategic efforts to expand our commercial lending origination and support staff. The increases also include the recognition of additional compensation costs resulting from the acquisition of Atlas Bank on June 30, 2014. Such costs included the ongoing wages and salary expense of retained staff as well as a portion of the expected severance costs resulting from the acquisition.

The increase in salaries and benefits also reflected an increase in non-executive compensation expense arising from the realignment of the Company’s annual employee performance assessment and compensation review process from a calendar year to fiscal year cycle. Additionally, the increase reflected the Company’s adoption and implementation of the Senior Management Incentive Compensation Plan for fiscal 2015. Through this plan, senior and executive management’s annual bonus compensation is based directly on the Company’s actual fiscal year performance in relation to specific corporate profitability, growth and risk management goals and objectives outlined in its business plan.

The noted increase also reflected an increase in ESOP expense attributable to the increase in our share value between comparative periods coupled with an increase in stock benefit plan expenses attributable to stock options and shares of restricted stock granted to employees during the fourth quarter of fiscal 2014.

Lastly, the variance in salaries and employee benefits reflected an increase in employer payroll tax expense attributable to the taxable compensation recognized by certain employees resulting from the exercise of stock options during the three months ended September 30, 2014, as discussed earlier.

The reported increase in miscellaneous expense was partly attributable to an increase in professional and consulting service fees including, but not limited to, those relating to personnel recruitment expenses supporting expansion of our commercial lending resources as well as certain consulting expenses relating to our forthcoming second step conversion that are not considered direct costs of the stock offering and are therefore expensed as incurred. Such increases also include additional audit and income tax-related expenses arising from the Company’s acquisition of Atlas Bank.

The noted increases in non-interest expense were partially offset by a decrease in advertising and marketing expenses reflecting a temporary reduction of such expenses in anticipation of increased expenditures during the latter half of fiscal 2015 supporting the Bank’s forthcoming name change and re-branding strategy that is expected to be initiated in conjunction with the closing of the Company’s second step conversion.

Provision for Income Taxes. The provision for income taxes decreased by $468,000 to $553,000 for the three months ended September 30, 2014 from $1.0 million for the three months ended September 30, 2013. As discussed earlier, the variance was largely attributable to a $416,000 reduction in income tax expense arising from the exercise of stock options during the three months ended September 30, 2014. The remaining variance in income tax expense between comparative periods primarily reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.

Our effective tax rate during the three months ended September 30, 2014 was 15.9% which, in relation to statutory income tax rates, reflected the non-recurring effect of the option exercises that reduced income tax expense during the period as well as the recurring effects of tax-favored income sources included in pre-tax income. By comparison, our effective tax rate for the three months ended September 30, 2013 was 28.3% which reflected those same tax-favored income sources.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Management generally maintains cash and cash equivalents for this purpose. Investments that qualify as liquid assets are supplemented by those securities classified as available for sale at September 30, 2014, which included $413.9 million of mortgage-backed securities and $412.5 million of debt securities that can readily be sold if necessary.

As noted earlier, the balance of the Company’s cash and cash equivalents increased by $8.2 million to $126.8 million at September 30, 2014 from $135.0 million at June 30, 2014 representing normal operating fluctuations in such balances.

At September 30, 2014, the Company had outstanding commitments to originate and purchase loans totaling approximately $57.6 million compared to $29.2 million at June 30, 2014. Construction loans in process and unused lines of credit were $5.9 million and $57.0 million, respectively, at September, 2014 compared to $6.4 million and $59.8 million, respectively, at June 30, 2014. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $537,000 and $519,000 at September, 2014 and June 30, 2014, respectively.

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

As noted earlier, for the three months ended September 30, 2014, the balance of total deposits decreased by $30.6 million to $2.45 billion, partly reflecting fluctuating balances of the Company’s wholesale deposits as well as its active management of deposit pricing during the period to extend the duration of term deposits for interest rate risk management purposes while supporting net interest spread and margin. The balance of certificates of deposit with maturities of greater than 12 months increased to $470.8 million at September 30, 2014 compared to $455.7 million at June 30, 2014 with such balances representing 47.3% and 43.9% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of September 30, 2014, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $536.5 million. Of these advances, $145.0 million represent long-term, fixed-rate advances maturing in 2023 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $15.7 million representing three separate advances maturing during the fiscal years 2016, 2017 and 2018. Short-term FHLB advances at September 30, 2014 included $375.0 million of 90-day, fixed-rate borrowings. The remaining $742,000 of advances represents one fixed-rate, amortizing advance maturing in 2021.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances. Such borrowings are an option available to management if funding needs change or to lengthen liabilities. Most of the Bank’s mortgage-backed and debt securities are held in safekeeping at the FHLB of New York with a majority being available as collateral if necessary. In addition to the FHLB advances, the Bank has other borrowings totaling $28.4 million at September 30, 2014 representing overnight “sweep account” balances linked to customer demand deposits.

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At September 30, 2014, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2014, the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at September 30, 2014 and June 30, 2014, as compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2014:
Total capital (to risk-weighted assets)	$371,360	19.92%	$149,117	8.00%	$186,396	10.00%
Tier 1 capital (to risk-weighted assets)	358,954	19.26%	74,558	4.00%	111,837	6.00%
Core (Tier 1) capital (to adjusted total assets)	358,954	10.54%	136,164	4.00%	170,205	5.00%
Tangible capital (to adjusted total assets)	358,954	10.54%	51,061	1.50%	—	—
As of June 30, 2014:
Total capital (to risk-weighted assets)	$376,343	20.45%	$147,232	8.00%	$184,040	10.00%
Tier 1 capital (to risk-weighted assets)	363,956	19.78%	73,616	4.00%	110,424	6.00%
Core (Tier 1) capital (to adjusted total assets)	363,956	10.75%	135,420	4.00%	169,275	5.00%
Tangible capital (to adjusted total assets)	363,956	10.75%	50,783	1.50%	—	—

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At September 30, 2014, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by the Company, please refer to Note 6 to the unaudited consolidated financial statements.

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

With respect to the maturity and re-pricing of our interest-bearing liabilities, at September 30, 2014, $525.1 million or 52.7% of our certificates of deposit mature within one year with an additional $186.1 million or 18.7% maturing after one year but within two years. The remaining $284.7 million, or 28.6% of certificates, at September 30, 2014 have remaining terms to maturity exceeding two years. Based on current market interest rates, the majority of these certificates are projected to re-price to a level at or below their current rates to the extent they remain with us at maturity and are renewed at the same original term to maturity.

Excluding fair value adjustments, the balance of FHLB advances totaled $536.5 million at September 30, 2014 and comprises both short-term and long-term advances with fixed rates of interest. Short-term FHLB advances generally have original maturities of less than one year and may include overnight borrowings which Kearny Bank typically utilizes to address short term funding needs as they arise. At September 30, 2014, Kearny Bank had a total of $375.0 million of short-term FHLB advances comprising 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. Based on this presumption, Kearny Bank has utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for period of five years.

Long-term advances generally include term advances with original maturities of greater than one year. At September 30, 2014, our outstanding balance of long-term FHLB advances totaled $161.5 million. Such advances included $160.7 million of fixed-rate, non-amortizing advances as well as a $742,000 fixed-rate amortizing advance.

With respect to the maturity and re-pricing of our interest-earning assets, at September 30, 2014, $56.8 million, or 3.2% of our total loans will reach their contractual maturity dates within one year with the remaining $1.72 billion, or 96.8% of total loans having remaining terms to contractual maturity in excess of one year. Of loans maturing after one year, $1.05 billion had fixed rates of interest while the remaining $661.7 million had adjustable rates of interest with such loans representing 61.4% and 38.6% of total loans, respectively.

At September 30, 2014, $4.9 million or 0.4% of our securities will reach their contractual maturity dates within one year with the remaining $1.35 billion, or 99.6% of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $963.1 million comprising 71.2% of our total securities had fixed rates of interest while the remaining $384.8 million comprising 28.4% of our total securities had adjustable or floating rates of interest.

At September 30, 2014, mortgage-related assets, including mortgage loans and mortgage-backed securities, totaled $2.4 billion and comprise 73.9% of total earning assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, have a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

We generally retained our liability sensitivity throughout the first three months of fiscal 2015 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, decreased during the period. Specifically, our cumulative one-year gap percentage changed to (12.06)% from (12.08)% at June 30, 2014 while our cumulative three-year gap percentage changed to (9.61)% from (14.20)% over those same comparative periods.

Factors contributing to the tightening of the negative gaps for the cumulative one and three year intervals include an increase in loan-related cash flows re-pricing within those periods due to an increase in mortgage loan prepayment assumptions the effects of which were partially offset by the additional utilization of short-term FHLB advances which increased the balance of interest-bearing liabilities re-pricing within those periods. Our one-year and three-year gap measures do not currently reflect the effect of our interest rate derivatives and the effective extension of liability duration arising from their use as cash flow hedges.

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

We continue to execute various strategies to mitigate the risk to our net interest rate spread and margin arising from adverse changes in interest rates and the shape of the yield curve. Such strategies include deploying excess liquidity in higher yielding interest-earning assets, such as commercial loans and investment securities, while continuing to generally maintain our cost of interest-bearing liabilities at low levels while extending their duration through various deposit pricing strategies. For example, we have extended the duration of our wholesale funding sources through cost effective use of interest rate derivatives that effectively converted short-term wholesale funding sources into longer-term, fixed-rate funding sources. Through various deposit pricing strategies, we have allowed for some controlled outflow of shorter term certificates while attracting term deposits with longer maturities through both our retail and “non-retail” deposit listing service channels.

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on our interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates in recent years compared to the lesser concurrent reductions in shorter term market interest rates that affect our cost of interest-bearing liabilities. In particular, our ability to further reduce the cost of our interest-bearing deposits is increasingly limited since most deposit offering rates already well below 1.00% at September 30, 2014. Moreover, our liability sensitivity may adversely affect net income in the future when market interest rates ultimately increase from their historical lows and our cost of interest-bearing liabilities may rise faster than our yield on interest-earning assets.

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

As illustrated in the tables below, our EVE would be negatively impacted by an increase in interest rates. This result is expected given our liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of our interest-bearing liabilities compared with that of our interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of our assets compared to the beneficial impact arising from the reduced present value of our liabilities. Hence, our EVE and EVE ratio decline in the increasing interest rate scenarios. Historically low interest rates at September 30, 2014 and June 30, 2014 precluded the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of our internal EVE analysis as of September 30, 2014 and June 30, 2014, respectively.

	At September 30, 2014
	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets
Changes in Rates (1)	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
	(In Thousands)
+300 bps	252,157	(185,783)	(42)%	8.06%	(468	) bps
+200 bps	325,426	(112,514)	(26)%	10.06%	(268	) bps
+100 bps	389,785	(48,155)	(11)%	11.68%	(106	) bps
0 bps	437,940	—	—	12.74%	—

	At June 30, 2014
	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets
Changes in Rates (1)	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
	(In Thousands)
+300 bps	221,884	(196,106)	(47)%	7.20%	(509	) bps
+200 bps	297,815	(120,175)	(29)%	9.34%	(295	) bps
+100 bps	365,983	(52,007)	(12)%	11.11%	(118	) bps
0 bps	417,990	—	—	12.29%	—

(1)	The (100) bps, (200) bps and (300) bps scenarios are not shown due to the low prevailing interest rate environment.

As seen in the table above, the dollar amount of EVE and the EVE ratio increased between comparative periods across all scenarios modeled while the sensitivity of those measures to movements in interest rates between comparative periods declined.

There are numerous internal and external factors that may contribute to changes in an institution’s EVE ratio and its sensitivity. Internally, changes in the composition and allocation of an institution’s balance sheet and the interest rate risk characteristics of its components can significantly alter the exposure to interest rate risk as quantified by the changes in the EVE sensitivity measures. However, changes to certain external factors, most notably changes in the level of market interest rates and overall shape of the yield curve, can significantly alter the projected cash flows of the institution’s interest-earning assets and interest-costing liabilities and the associated present values thereof. Changes in internal and external factors from period to period can complement one another’s effects to reduce overall sensitivity, partly or wholly offset one another’s effects, or exacerbate one another’s adverse effects and thereby increase the institution’s exposure to interest rate risk as quantified by EVE sensitivity measures.

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

As illustrated in the tables below, our net interest income would be negatively impacted by a parallel upward shift in the yield curve. Like the EVE results presented earlier, this result is generally expected given our liability sensitivity noted earlier. However, the tables below reflect a noteworthy decrease in the sensitivity of net interest income to movements in interest rates between the comparative periods as analyzed from this earnings-based perspective. Such decreases largely reflect the aggregate effects of the various balance sheet management strategies we are currently undertaking to reduce our exposure to interest rate risk.

At September 30, 2014
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	—	Static	0 bps	One Year	$76,951	$—	—%
Immediate and permanent	Parallel	Static	100 bps	One Year	76,148	(803)	(1.04)
Immediate and permanent	Parallel	Static	200 bps	One Year	75,767	(1,184)	(1.54)
Immediate and permanent	Parallel	Static	300 bps	One Year	75,175	(1,776)	(2.31)

At June 30, 2014
Rate Change Type	Yield Curve Shift	Balance Sheet Composition & Allocation	Change in Rates	Measurement Period	Net Interest Income	Change in Net Interest Income	Change in Net Interest Income
					(In Thousands)
Base case (No change)	—	Static	0 bps	One Year	$77,238	$—	—%
Immediate and permanent	Parallel	Static	100 bps	One Year	76,140	(1,098)	(1.42)
Immediate and permanent	Parallel	Static	200 bps	One Year	75,506	(1,732)	(2.24)
Immediate and permanent	Parallel	Static	300 bps	One Year	74,726	(2,512)	(3.25)

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

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2014, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At September 30, 2014, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Items 1A. of the Company’s Form 10-K for the year ended June 30, 2014 previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2014	—	$—	—	699,740
August 1-31, 2014	—	$—	—	699,740
September 1-30, 2014	—	$—	—	699,740
Total	—	$—	—	699,740

(1)	On December 2, 2013, the Company announced the authorization of an eighth repurchase program for up to 762,640 shares or 5% of shares outstanding which remains in effect at September 30, 2014.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

3.1	Charter of Kearny Financial Corp. (1)

3.2	By-laws of Kearny Financial Corp. (2)

4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)

10.1	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)

10.2	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)

10.3	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)

10.4	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)

10.5	Employment Agreement between Kearny Financial Corp. and Craig L. Montanaro (3)

10.6	Directors Consultation and Retirement Plan (1)

10.7	Benefit Equalization Plan for Pension Plan (1)

10.8	Benefit Equalization Plan for Employee Stock Ownership Plan (1)

10.9	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (4)

10.10	Kearny Federal Savings Bank Director Life Insurance Agreement (5)

10.11	Kearny Federal Savings Bank Executive Life Insurance Agreement (5)

10.12	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer (6)

11.0	Statement regarding computation of earnings per share (Filed herewith).

31.1	Certification by Craig L. Montanaro pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Eric B. Heyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Craig L. Montanaro pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Eric B. Heyer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
(2)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2008 (File No. 000-51093).
(3)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2014 (File No. 000-51093).
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204).
(5)	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005 (File No. 000-51093).
(6)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on June 30, 2011 (File No. 000-51093).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date:	November 10, 2014	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	November 10, 2014	By:	/s/ Eric B. Heyer
Eric B. Heyer
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)