Form 10-Q
period 2014-12-31
Kearny Financial Corp.
filed 2015-01-30
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: January 23, 2015.

$0.10 par value common stock — 67,375,247 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	December 31, 2014	June 30, 2014
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$14,133	$14,403
Interest-bearing deposits in other banks	82,303	120,631
Cash and Cash Equivalents	96,436	135,034
Debt securities available for sale (amortized cost $423,451 and $411,228)	420,458	407,898
Debt securities held to maturity (fair value $218,064 and $213,472)	219,906	216,414
Loans receivable, including unamortized yield adjustments of $(1,439) and $(1,397)	1,814,071	1,741,471
Less allowance for loan losses	(12,584)	(12,387)
Net Loans Receivable	1,801,487	1,729,084
Mortgage-backed securities available for sale (amortized cost $387,508 and $432,802)	391,548	437,223
Mortgage-backed securities held to maturity (fair value $325,709 and $293,781)	322,529	295,658
Premises and equipment	39,584	40,105
Federal Home Loan Bank of New York ("FHLB") stock	27,382	25,990
Accrued interest receivable	9,059	9,013
Goodwill	108,591	108,591
Bank owned life insurance	90,126	88,820
Deferred income tax assets, net	9,998	10,314
Other assets	10,765	5,865
Total Assets	$3,547,869	$3,510,009

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$208,457	$224,054
Interest-bearing	2,256,388	2,255,887
Total Deposits	2,464,845	2,479,941
Borrowings	563,002	512,257
Advance payments by borrowers for taxes	8,636	9,001
Other liabilities	18,152	14,134
Total Liabilities	3,054,635	3,015,333

Stockholders' Equity
Preferred stock, $0.10 par value, 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.10 par value, 75,000,000 shares authorized; 73,781,587 issued; 67,375,247 and 67,267,865 outstanding, respectively	7,378	7,378
Paid-in capital	225,404	231,870
Retained earnings	341,447	336,355
Unearned Employee Stock Ownership Plan shares; 315,195 shares and 387,924 shares, respectively	(3,152)	(3,879)
Treasury stock, at cost; 6,406,340 shares and 6,513,722 shares, respectively	(73,535)	(74,768)
Accumulated other comprehensive loss	(4,308)	(2,280)
Total Stockholders' Equity	493,234	494,676
Total Liabilities and Stockholders' Equity	$3,547,869	$3,510,009

See notes to unaudited consolidated financial statements

  KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Interest Income
Loans	$18,648	$16,509	$37,053	$32,325
Mortgage-backed securities	4,654	5,505	9,430	11,059
Debt securities:
Taxable	1,792	1,221	3,527	2,499
Tax-exempt	490	460	975	914
Other interest-earning assets	328	238	625	436
Total Interest Income	25,912	23,933	51,610	47,233
Interest Expense
Deposits	3,972	3,594	7,818	7,226
Borrowings	2,367	1,864	4,694	3,336
Total Interest Expense	6,339	5,458	12,512	10,562
Net Interest Income	19,573	18,475	39,098	36,671
Provision for Loan Loses	1,732	559	2,590	1,727
Net Interest Income after Provision for Loan Losses	17,841	17,916	36,508	34,944
Non-Interest Income
Fees and service charges	731	630	1,430	1,321
Gain on sale of securities	7	226	7	226
Gain on sale of loans	9	-	9	53
Gain (loss) on sale and write down of real estate owned	5	-	(146)	1
Income from bank owned life insurance	654	707	1,306	1,409
Electronic banking fees and charges	258	296	542	640
Miscellaneous	54	70	150	140
Total Non-Interest Income	1,718	1,929	3,298	3,790
Non-Interest Expense
Salaries and employee benefits	9,588	8,723	19,664	17,676
Net occupancy expense of premises	1,795	1,607	3,437	3,269
Equipment and systems	2,034	2,055	3,964	3,929
Advertising and marketing	228	308	376	559
Federal deposit insurance premium	607	618	1,196	1,130
Directors' compensation	165	172	361	344
Miscellaneous	2,103	2,074	4,293	3,932
Total Non-Interest Expense	16,520	15,557	33,291	30,839
Income before Income Taxes	3,039	4,288	6,515	7,895
Income taxes	870	1,301	1,423	2,322
Net Income	$2,169	$2,987	$5,092	$5,573

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net Income per Common Share (EPS)
Basic	$0.03	$0.05	$0.08	$0.08
Diluted	$0.03	$0.05	$0.08	$0.08
Weighted Average Number of Common Shares Outstanding
Basic	67,042	65,767	67,009	65,851
Diluted	67,055	65,767	67,185	65,851

Dividends Declared Per Common Share	$-	$-	$-	$-

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net Income	$2,169	$2,987	$5,092	$5,573

Other Comprehensive Loss:

Net unrealized gain (loss) on securities available for sale, net of deferred income tax (benefit) expense of:
2014 $866, $(175);
2013 $(4,336), $(3,802)	2,169	(6,993)	139	(6,050)

Net gain on securities transferred from available for sale to held to maturity, net of deferred income tax (benefit) expense of:
2014 $0, $0;
2013 $0, $0	-	-	2	-

Net realized gain on securities available for sale, net of income tax expense of:
2014 $(3), $(3);
2013 $(93), $(93)	(4)	(133)	(4)	(133)

Fair value adjustments on derivatives, net of deferred income tax expense (benefit) of:
2014 $(2,551), $(1,362);
2013 $1,059, $(96)	(3,694)	1,532	(1,972)	(140)

Benefit plan adjustments, net of deferred income tax (benefit) expense of:
2014 $8, $(132);
2013 $4, $337	11	7	(193)	488

Total Other Comprehensive Loss	(1,518)	(5,587)	(2,028)	(5,835)

Total Comprehensive Income (Loss)	$651	$(2,600)	$3,064	$(262)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended December 31, 2013

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Loss	Total
Balance - June 30, 2013	66,501	$7,274	$215,722	$326,167	$(5,334)	$(71,983)	$(4,139)	$467,707
Net Income	-	-	-	5,573	-	-	-	5,573
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	-	(5,835)	(5,835)
ESOP shares committed to be released (72 shares)	-	-	31	-	727	-	-	758
Stock option expense	-	-	20	-	-	-	-	20
Treasury stock purchases	(366)	-	-	-	-	(3,792)	-	(3,792)
Restricted stock plan shares earned (8 shares)	-	-	84	-	-	-	-	84
Balance - December 31, 2013	$66,135	$7,274	$215,857	$331,740	$(4,607)	$(75,775)	$(9,974)	$464,515

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended December 31, 2014

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income	Total
Balance - June 30, 2014	67,268	$7,378	$231,870	$336,355	$(3,879)	$(74,768)	$(2,280)	$494,676
Net Income	-	-	-	5,092	-	-	-	5,092
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	-	(2,028)	(2,028)
ESOP shares committed to be released (72 shares)	-	-	326	-	727	-	-	1,053
Stock option expense	-	-	100	-	-	-	-	100
Treasury stock reissued	107	-	132	-	-	1,233	-	1,365
Restricted stock plan shares earned (14 shares)	-	-	164	-	-	-	-	164
Settlement of stock options with cash in lieu of shares	-	-	(7,188)	-	-	-	-	(7,188)
Balance - December 31, 2014	$67,375	$7,378	$225,404	$341,447	$(3,152)	$(73,535)	$(4,308)	$493,234

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$5,092	$5,573
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,503	1,262
Net amortization of premiums, discounts and loan fees and costs	1,185	1,663
Deferred income taxes	1,988	186
Amortization of intangible assets	78	64
Amortization of benefit plans’ unrecognized net loss	39	22
Provision for loan losses	2,590	1,727
Loss (gain) on write-down and sales of real estate owned	146	(1)
Realized gain on sale of loans	(9)	(53)
Proceeds from sale of loans	133	496
Realized loss on sale of debt securities available for sale	594	1,294
Realized gain on sale of mortgage-backed securities available for sale	(601)	(1,520)
Realized gain on disposition of premises and equipment	(25)	-
Increase in cash surrender value of bank owned life insurance	(1,306)	(1,409)
ESOP, stock option plan and restricted stock plan expenses	1,317	862
(Increase) decrease in interest receivable	(46)	103
Increase in other assets	(8,077)	(1,361)
Increase in interest payable	37	113
Increase in other liabilities	3,654	991
Net Cash Provided by Operating Activities	8,292	10,012

Cash Flows from Investing Activities:
Purchase of debt securities available for sale	(52,528)	(55,217)
Proceeds from sale of debt securities available for sale	39,444	54,075
Proceeds from repayments of debt securities available for sale	288	455
Purchase of debt securities held to maturity	(6,243)	(2,530)
Proceeds from calls and maturities of debt securities held to maturity	2,530	270
Proceeds from repayments of debt securities held to maturity	116	847
Purchase of loans	(32,050)	(58,319)
Net increase in loans receivable	(44,562)	(137,695)
Proceeds from sale of real estate owned	1,047	403
Purchases of mortgage-backed securities available for sale	(10,384)	(17,061)
Principal repayments on mortgage-backed securities available for sale	37,613	70,719
Proceeds from sale of mortgage-backed securities available for sale	17,780	53,613
Purchases of mortgage-backed securities held to maturity	(33,210)	-
Principal repayments on mortgage-backed securities held to maturity	6,045	827
Purchase of FHLB stock	(6,930)	(14,445)
Redemption of FHLB stock	5,538	9,047
Proceeds from cash settlement of premises and equipment	49	-
Additions to premises and equipment	(1,005)	(1,580)
Net Cash Provided by Investing Activities	$(76,462)	$(96,591)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Six Months Ended December 31,
	2014	2013

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(14,995)	7,085
Repayment of term FHLB advances	(678,047)	(275,043)
Proceeds from term FHLB advances	750,000	400,000
Net change in overnight borrowings	(17,000)	(5,000)
Decrease in other short-term borrowings	(4,198)	(10,775)
(Decrease) increase in advance payments by borrowers for taxes	(365)	362
Purchase of common stock of Kearny Financial Corp. for treasury	-	(3,792)
Issuance of common stock of Kearny Financial Corp. from treasury	1,365	-
Payment of cash for exercise of stock options	(7,188)	-
Net Cash Provided by Financing Activities	29,572	112,837
Net (Decrease) Increase in Cash and Cash Equivalents	(38,598)	26,258
Cash and Cash equivalents - Beginning	135,034	127,034
Cash and Cash equivalents - Ending	$96,436	$153,292

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$1,806	$2,341
Interest	$12,424	$10,448

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$1,465	$720

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiary, Kearny Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, CJB Investment Corp. and KFS Financial Services, Inc. and its wholly-owned subsidiary, KFS Insurance Services, Inc. The Company conducts its business principally through the Bank. Management prepared the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant inter-company accounts and transactions during consolidation.

2.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three- month and six-month periods ended December 31, 2014, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statement of financial condition for June 30, 2014 was derived from the Company’s 2014 annual report on Form 10-K. That data, along with the interim unaudited financial information presented in the consolidated statements of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2014 annual report on Form 10-K.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended December 31, 2014			Six Months Ended December 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)
Net income	$2,169			$5,092
Basic earnings per share, income available to common stockholders	$2,169	67,042	$0.03	$5,092	67,009	$0.08
Effect of dilutive securities:
Stock options	-	13		-	176
	$2,169	67,055	$0.03	$5,092	67,185	$0.08

	Three Months Ended December 31, 2013			Six Months Ended December 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)
Net income	$2,987			$5,573
Basic earnings per share, income available to common stockholders	$2,987	65,767	$0.05	$5,573	65,851	$0.08
Effect of dilutive securities:
Stock options	-	-		-	-
	$2,987	65,767	$0.05	$5,573	65,851	$0.08

During the three and six months ended December 31, 2014, the average number of options which were considered anti-dilutive totaled approximately 185,000 and 185,000, respectively. During the three and six months ended December 31, 2013, the average number of options which were considered anti-dilutive totaled approximately 3,053,000 and 3,122,000, respectively.

4.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2014, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation identified the following subsequent event that warranted disclosure in these consolidated financial statements:

On January 21, 2015, the Bank changed its name from Kearny Federal Savings Bank to Kearny Bank.

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

As part of the conversion, Kearny MHC’s ownership interest in the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represent the remaining ownership interest in the Company, will be exchanged for new shares of common stock of the new Maryland corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of common stock of the new Maryland corporation that they owned immediately prior to the completion of the conversion and public offering (excluding shares purchased in the stock offering and cash received in lieu of fractional shares).

When the conversion and public offering are completed, all of the capital stock of the Bank will be owned by the new Maryland corporation. The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the greater of Kearny MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the value of the net assets of Kearny MHC as of the date of the latest statement of financial condition of Kearny MHC prior to the consummation of the conversion (excluding its ownership of the Company).

Following the completion of the conversion, under the rules of the Federal Reserve Bank (“FRB”), the Bank will not be permitted to pay dividends on its capital stock to the Company, its sole shareholder, if the Company’s shareholders’ equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. The Company has incurred approximately $1.5 million in such costs through December 31, 2014.

The transactions contemplated by the Plan are subject to approval by the Company’s stockholders (including approval by a majority of the shares held by persons other than the MHC) and the members of the MHC as well as the Board of Governors of the Federal Reserve System.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The purpose of the ASU is to address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to "other receivables" upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.  The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

7.     STOCK REPURCHASE PLANS

On December 2, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 762,640 shares, or 5%, of the Company’s outstanding stock held by persons other than Kearny MHC. Through December 31, 2014, the Company has repurchased a total of 62,900 shares in accordance with this repurchase plan at a total cost of approximately $700,000 and at an average cost per share of $11.13.

8.     SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at December 31, 2014 and June 30, 2014 and stratification by contractual maturity of debt securities available for sale at December 31, 2014 are presented below:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$7,814	$63	$13	$7,864
Obligations of state and political subdivisions	27,525	137	219	27,443
Asset-backed securities	87,550	1,259	202	88,607
Collateralized loan obligations	128,607	-	2,299	126,308
Corporate bonds	163,064	431	1,079	162,416
Trust preferred securities	8,891	20	1,091	7,820
Total debt securities	423,451	1,910	4,903	420,458

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	31,637	-	470	31,167
Federal National Mortgage Association	49,017	16	1,206	47,827
Non-agency securities	184	-	2	182
Total collateralized mortgage obligations	80,838	16	1,678	79,176

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	2,748	261	1	3,008
Federal Home Loan Mortgage Corporation	171,495	2,908	772	173,631
Federal National Mortgage Association	116,052	3,604	373	119,283
Total residential pass-through securities	290,295	6,773	1,146	295,922

Commercial pass-through securities:
Federal National Mortgage Association	16,375	75	-	16,450
Total commercial pass-through securities	16,375	75	-	16,450

Total mortgage-backed securities	387,508	6,864	2,824	391,548

Total securities available for sale	$810,959	$8,774	$7,727	$812,006

	December 31, 2014
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	20,048	20,175
Due after five years through ten years	152,413	151,661
Due after ten years	250,990	248,622
Total	$423,451	$420,458

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$4,159	$48	$2	$4,205
Obligations of state and political subdivisions	27,537	9	773	26,773
Asset-backed securities	87,480	663	827	87,316
Collateralized loan obligations	120,089	-	517	119,572
Corporate bonds	163,076	617	1,459	162,234
Trust preferred securities	8,887	32	1,121	7,798
Total debt securities	411,228	1,369	4,699	407,898

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	33,505	-	485	33,020
Federal National Mortgage Association	51,277	12	1,249	50,040
Non-agency securities	210	-	-	210
Total collateralized mortgage obligations	84,992	12	1,734	83,270

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	3,055	221	-	3,276
Federal Home Loan Mortgage Corporation	196,882	3,937	1,929	198,890
Federal National Mortgage Association	147,873	4,750	836	151,787
Total residential pass-through securities	347,810	8,908	2,765	353,953

Total mortgage-backed securities	432,802	8,920	4,499	437,223

Total securities available for sale	$844,030	$10,289	$9,198	$845,121

During the six months ended December 31, 2014, proceeds from sales of securities available for sale totaled $57.2 million and resulted in gross gains of $601,000 and gross losses of $594,000. Proceeds from sales of securities available for sale during the six months ended December 31, 2013, totaled $107.7 million and resulted in gross gains of $2,060,000 and gross losses of $1,834,000.

At December 31, 2014 and June 30, 2014, securities available for sale with carrying values of approximately $66.9 million and $76.1 million, respectively, were utilized as collateral for borrowings through the FHLB of New York. As of those same dates, securities available for sale with total carrying values of approximately $1.6 million and $1.8 million, respectively, were pledged to secure public funds on deposit.

At December 31, 2014, the Company’s available for sale mortgage-backed securities were secured by residential and commercial mortgage loans with original contractual maturities of ten to thirty years. At June 30, 2014, the Company’s available for sale mortgage-backed securities were secured by residential mortgage loans only with original contractual maturities of ten to thirty years. The effective lives of mortgage-backed securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities. Investors in mortgage pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers. By comparison, collateralized mortgage obligations generally represent individual tranches within a larger investment vehicle that is designed to distribute cash flows received on securitized mortgage loans to investors in a manner determined by the overall terms and structure of the investment vehicle and those applying to the individual tranches within that structure.

9.     SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities held to maturity at December 31, 2014 and June 30, 2014 and stratification by contractual maturity of debt securities held to maturity at December 31, 2014 are presented below:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$144,236	$5	$1,394	$142,847
Obligations of state and political subdivisions	75,670	271	724	75,217
Total debt securities	219,906	276	2,118	218,064

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	19	2	-	21
Federal National Mortgage Association	241	26	-	267
Non-agency securities	46	-	2	44
Total collateralized mortgage obligations	306	28	2	332

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	9	1	-	10
Federal Home Loan Mortgage Corporation	258	15	-	273
Federal National Mortgage Association	129,223	1,943	-	131,166
Total residential pass-through securities	129,490	1,959	-	131,449

Commercial pass-through securities:
Government National Mortgage Association	10,305	-	188	10,117
Federal National Mortgage Association	182,428	1,812	429	183,811
Total commercial pass-through securities	192,733	1,812	617	193,928

Total mortgage-backed securities	322,529	3,799	619	325,709

Total securities held to maturity	$542,435	$4,075	$2,737	$543,773

	December 31, 2014
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$6,302	$6,312
Due after one year through five years	149,359	147,917
Due after five years through ten years	39,395	39,164
Due after ten years	24,850	24,671
Total	$219,906	$218,064

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$144,349	$6	$1,408	$142,947
Obligations of state and political subdivisions	72,065	15	1,555	70,525
Total debt securities	216,414	21	2,963	213,472

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	20	2	-	22
Federal National Mortgage Association	264	30	-	294
Non-agency securities	54	-	1	53
Total collateralized mortgage obligations	338	32	1	369

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	9	-	-	9
Federal Home Loan Mortgage Corporation	283	4	-	287
Federal National Mortgage Association	114,276	140	83	114,333
Total residential pass-through securities	114,568	144	83	114,629

Commercial pass-through securities:
Federal National Mortgage Association	180,752	73	2,042	178,783
Total commercial pass-through securities	180,752	73	2,042	178,783

Total mortgage-backed securities	295,658	249	2,126	293,781

Total securities held to maturity	$512,072	$270	$5,089	$507,253

There were no sales of securities held to maturity during the six months ended December 31, 2014 and December 31, 2013.

At December 31, 2014 and June 30, 2014, securities held to maturity with carrying values of approximately $127.8 million and $128.1 million, respectively, were utilized as collateral for borrowings from the FHLB of New York. As of those same dates, securities held to maturity with total carrying values of approximately $8.0 million and $4.5 million, respectively, were pledged to secure public funds on deposit.

At December 31, 2014 and June 30, 2014, the Company’s held to maturity mortgage-backed securities were secured by both residential and commercial mortgage loans with original contractual maturities of ten to thirty years. The effective lives of mortgage-backed securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities. Investors in mortgage pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers. By comparison, collateralized mortgage obligations generally represent individual tranches within a larger investment vehicle that is designed to distribute cash flows received on securitized mortgage loans to investors in a manner determined by the overall terms and structure of the investment vehicle and those applying to the individual tranches within that structure.

10.     IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at December 31, 2014 and June 30, 2014. The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing certain impairments as “temporary” versus those identified as “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the “available for sale” and “held to maturity” portfolios, except where specifically noted.

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:

U.S. agency securities	$1,570	$8	$856	$5	$2,426	$13
Obligations of state and political subdivisions	656	2	11,952	217	12,608	219
Asset-backed securities	-	-	30,121	202	30,121	202
Collateralized loan obligations	126,309	2,299	-	-	126,309	2,299
Corporate bonds	43,814	203	54,178	876	97,992	1,079
Trust preferred securities	-	-	6,800	1,091	6,800	1,091
Collateralized mortgage obligations	26,739	222	47,010	1,456	73,749	1,678
Residential pass-through securities	43,435	306	75,149	840	118,584	1,146
Total	$242,523	$3,040	$226,066	$4,687	$468,589	$7,727

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:

U.S. agency securities	$826	$1	$84	$1	$910	$2
Obligations of state and political subdivisions	946	3	23,140	770	24,086	773
Asset-backed securities	28,404	630	25,169	197	53,573	827
Collateralized loan obligations	84,705	270	24,829	247	109,534	517
Corporate bonds	19,790	210	53,811	1,249	73,601	1,459
Trust preferred securities	-	-	6,766	1,121	6,766	1,121
Collateralized mortgage obligations	21,806	219	50,028	1,515	71,834	1,734
Residential pass-through securities	-	-	123,666	2,765	123,666	2,765
Total	$156,477	$1,333	$307,493	$7,865	$463,970	$9,198

The number of available for sale securities with unrealized losses at December 31, 2014 totaled 95 and included five U.S. agency securities, 35 municipal obligations, four asset-backed securities, 20 collateralized loan obligations, nine corporate obligations, four trust preferred securities and 18 mortgage-backed securities comprising nine collateralized mortgage obligations and nine residential pass-through securities. The number of available for sale securities with unrealized losses at June 30, 2014 totaled 111 and included four U.S. agency securities, 63 municipal obligations, five asset-backed securities, 16 collateralized loan obligations, six corporate obligations, four trust preferred securities and 13 mortgage-backed securities comprising six collateralized mortgage obligations and seven residential pass-through securities.

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:

At December 31, 2014
U.S. agency securities	$-	$-	$141,936	$1,394	$141,936	$1,394
Obligations of state and political subdivisions	13,964	66	30,580	658	44,544	724
Collateralized mortgage obligations	41	1	5	1	46	2
Commercial pass-through securities	13,077	203	24,105	414	37,182	617
Total	$27,082	$270	$196,626	$2,467	$223,708	$2,737

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:

U.S. agency securities	$-	$-	$141,919	$1,408	$141,919	$1,408
Obligations of state and political subdivisions	5,808	36	57,056	1,519	62,864	1,555
Collateralized mortgage obligations	30	1	-	-	30	1
Residential pass-through securities	59,993	83	-	-	59,993	83
Commercial pass-through securities	56,234	230	96,937	1,812	153,171	2,042
Total	$122,065	$350	$295,912	$4,739	$417,977	$5,089

The number of held to maturity securities with unrealized losses at December 31, 2014 totaled 109 and included seven U.S. agency securities, 91 municipal obligations and 11 mortgage-backed securities comprising four collateralized mortgage obligations and seven commercial pass-through securities.  The number of held to maturity securities with unrealized losses at June 30, 2014 totaled 198 and included seven U.S. agency securities, 137 municipal obligations and 54 mortgage-backed securities comprising three collateralized mortgage obligations, 26 residential pass-through securities and 25 commercial pass-through securities.

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

●	When the Company intends to sell the impaired debt security;
●

When the Company more likely than not will be required to sell the impaired debt security before recovery of its amortized cost (for example, whether liquidity requirements or contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs); or

●

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

The Company considers a variety of factors when determining whether a credit loss exists for an impaired security including, but not limited to:

●	The length of time and the extent (a percentage) to which the fair value has been less than the amortized cost basis;
●

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

●	The historical and implied volatility of the fair value of the security;
●	The payment structure of the debt security;
●	Actual or expected failure of the issuer of the security to make scheduled interest or principal payments;
●	Changes to the rating of the security by external rating agencies; and
●	Recoveries or additional declines in fair value subsequent to the balance sheet date.

At December 31, 2014 and June 30, 2014, the Company held no securities on which credit-related OTTI had been recognized in earnings. The following discussion summarizes the Company’s rationale for recognizing the impairments reported in the tables above as “temporary” versus “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

Mortgage-backed Securities.

The carrying value of the Company’s mortgage-backed securities totaled $714.1 million at December 31, 2014 and comprised 52.7% of total investments and 20.1% of total assets as of that date. This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies and/or government-sponsored entities (“GSEs”) such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities. Those guarantees were strengthened during the 2008-2009 financial crisis at which time Fannie Mae and Freddie Mac were placed into receivership by the federal government. Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

With credit risk being reduced to negligible levels due primarily to the U.S. government’s support of most of these agencies, the unrealized losses on the Company’s investment in U.S. agency mortgage-backed securities are due largely to the combined effects of several market-related factors including, most notably, changes in market interest rates. In general, the fair value of certain debt securities, including the Company’s mortgage-backed securities, move inversely with changes in market interest rates. As market interest rates increase, the value of the securities, which are largely characterized by fixed interest rates or adjustable rates that lag the movement in market interest rates, generally decline and vice-versa.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at December 31, 2014 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Moreover, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. In light of the factors noted, the Company does not consider its U.S. agency and GSE mortgage-backed securities with unrealized losses at December 31, 2014 to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies and GSEs, the Company held a nominal balance of non-agency mortgage-backed securities at December 31, 2014. Unlike agency and GSE mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity. Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle. Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans. The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

The applicable securities generally maintained their credit-ratings at levels supporting the investment grade assessment by the Company. The Company has the stated ability and intent to “hold to maturity” those securities at December 31, 2014 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. In light of the factors noted, the Company does not consider its non-agency mortgage-backed securities with unrealized losses at December 31, 2014 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Debt Securities.

The carrying value of the Company’s U.S. agency debt securities totaled $152.1 million at December 31, 2014 and comprised 11.2% of total investments and 4.3% of total assets as of that date. Such securities included U.S. agency debentures and securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government agency.

With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debentures are due largely to the combined effects of several market-related factors including, most notably, changes in market interest rates. In general, the fair value of certain debt securities, including the Company’s U.S. agency debentures, move inversely with changes in market interest rates. As market interest rates increase, the value of the securities, which are largely characterized by fixed interest rates, generally decline and vice-versa.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at December 31, 2014 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. In light of the factors noted, the Company does not consider its balance of U.S. agency securities with unrealized losses at December 31, 2014 to be “other-than-temporarily” impaired as of that date.

Obligations of State and Political Subdivisions.

The carrying value of the Company’s securities representing obligations of state and political subdivisions totaled $103.1 million at December 31, 2014 and comprised 7.6% of total investments and 2.9% of total assets as of that date. Such securities include approximately $101.5 million of fixed-rate, bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts. The portfolio also includes $1.6 million of non-rated bond anticipation notes (“BANs”) comprising five short-term obligations issued by a total of three New Jersey municipalities with whom the Company maintains or seeks to maintain deposit relationships. At December 31, 2014, the fair value of each of the Company’s BANs equaled or exceeded their respective carrying values resulting in no reported impairment on those securities as of that date.

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

At December 31, 2014, each of the Company’s impaired municipal obligations were consistently rated by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Financial Services (“S&P”) well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “A” or higher by S&P and/or “A2” or higher by Moody’s, where rated by those agencies. In the absence of such ratings, the Company relies upon its own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

Given the absence of any expectation for an adverse change in cash flows signifying a credit loss, the unrealized losses on the Company’s investment in municipal obligations are due largely to the combined effects of several market-related factors including, most notably, changes in market interest rates. In general, the fair value of certain debt securities, including the Company’s municipal obligations, move inversely with changes in market interest rates. As market interest rates increase, the value of the securities, which are largely characterized by fixed interest rates, generally decline and vice-versa.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at December 31, 2014 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. In light of the factors noted, the Company does not consider its balance of obligations of state and political subdivisions with unrealized losses at December 31, 2014 to be “other-than-temporarily” impaired as of that date.

Asset-backed Securities.

The carrying value of the Company’s asset-backed securities totaled $88.6 million at December 31, 2014 and comprised 6.5% of total investments and 2.5% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees. The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle. Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans. The Company’s securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” by S&P at December 31, 2014.

With credit risk being reduced to nominal levels due to the guarantees and structural support noted above, the unrealized losses on the Company’s investment in asset-backed securities are due largely to the combined effects of several market-related factors, including changes in market interest rates and fluctuating demand for such securities in the marketplace. In general, the fair value of certain debt securities, including the Company’s asset-backed securities, move inversely with changes in market interest rates. As market interest rates increase, the value of the securities generally decline and vice-versa. However, the floating-rate nature of the Company’s asset-backed securities greatly reduces their sensitivity to such changes in market rates.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of December 31, 2014. In light of the factors noted, the Company does not consider its balance of asset-backed securities with unrealized losses at December 31, 2014 to be “other-than-temporarily” impaired as of that date.

Collateralized Loan Obligations.

The outstanding balance of the Company’s collateralized loan obligations totaled $126.3 million at December 31, 2014 and comprised 9.3% of total investments and 3.6% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities comprised of securitized commercial loans to large U.S. corporations. The Company’s securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle. Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.

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

At December 31, 2014, each of the Company’s impaired collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment, with such ratings equaling “AA” or higher by S&P and “Aa2” or higher by Moody’s, where rated by those agencies.

Given the absence of any expectation for an adverse change in cash flows signifying a credit loss, the unrealized losses on the Company’s investment in collateralized loan obligations are due largely to the combined effects of several market-related factors, including changes in market interest rates and fluctuating demand for such securities in the marketplace. In general, the fair value of certain debt securities, including the Company’s collateralized loan obligations, move inversely with changes in market interest rates. As market interest rates increase, the value of the securities generally decline and vice-versa. However, the floating-rate nature of the Company’s collateralized loan obligations greatly reduces their sensitivity to such changes in market rates.

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

At December 31, 2014, the Company’s entire portfolio of collateralized loan obligations remains compliant with the Volcker Rule in that regard. As such, the Company concluded that the possibility of being required to sell its collateralized loan obligations prior to their anticipated recovery is currently unlikely which is further reinforced by the overall strength of the Company’s liquidity, asset quality and capital position as of that date. Moreover, the Company does not otherwise intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost at December 31, 2014.

During the quarter ended December 31, 2014, the Company reviewed the underlying security agreements for each of its collateralized loan obligations to determine if the terms of such agreements could potentially allow for the inclusion of ineligible assets within the security’s structure in the future. To the extent the agreements contained such provisions and could or would not be modified by the issuer to ensure ongoing compliance with the Volcker Rule, the Bank sold such securities during the quarter ended December 31, 2014.

In light of the factors noted, the Company does not consider its balance of collateralized loan obligations with unrealized losses at December 31, 2014 to be “other-than-temporarily” impaired as of that date.

Corporate Bonds.

The carrying value of the Company’s corporate bonds totaled $162.4 million at December 31, 2014 and comprised 12.0% of total investments and 4.6% of total assets as of that date. This category of securities is comprised entirely of floating-rate corporate debt obligations of large financial institutions.

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

At December 31, 2014, each of the Company’s impaired corporate bonds were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “A-” or higher by S&P and/or “Baa1” or higher by Moody’s, where rated by those agencies.

Given the absence of any expectation for an adverse change in cash flows signifying a credit loss, the unrealized losses on the Company’s investment in corporate bonds are due largely to the combined effects of several market-related factors including changes in market interest rates and fluctuating demand for such securities in the marketplace. In general, the fair value of certain debt securities, including the Company’s corporate bonds, move inversely with changes in market interest rates. As market interest rates increase, the value of the securities generally decline and vice-versa. However, the floating-rate nature of the Company’s corporate bonds greatly reduces their sensitivity to such changes in market rates.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of December 31, 2014. In light of the factors noted, the Company does not consider its balance of corporate bonds with unrealized losses at December 31, 2014 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities.

The carrying value of the Company’s trust preferred securities totaled $7.8 million at December 31, 2014 and comprised less than one percent of total investments and total assets as of that date. The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of December 31, 2014, that were originally issued by four separate financial institutions. As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

At December 31, 2014, the Company owned two securities at an amortized cost of $3.0 million that were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment. The securities were originally issued through Chase Capital II and currently represent de facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors, including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three-month LIBOR plus a margin. Based upon the historically low level of short-term market interest rates, the current yield on these securities is comparatively low. Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at December 31, 2014.

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

The Company’s evaluation of the unrealized loss associated with these securities considered a variety of factors to determine if any portion of the impairment was credit-related at December 31, 2014. Factors generally considered in such evaluations included the financial strength and viability of the issuer and its parent company, the security’s historical performance through prior business and economic cycles, rating consistency or variability among rating companies, the security’s current and anticipated status regarding payment default or deferral of contractual payments to investors and the impact of these factors on the present value of the security’s expected future cash flows in relation to its amortized cost basis.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of December 31, 2014. In light of the factors noted, the Company does not consider its investments in trust preferred securities with unrealized losses at December 31, 2014 to be “other-than-temporarily” impaired as of that date.

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

At December 31, 2014, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $11,691,000 and $9,971,000, respectively. By comparison, at June 30, 2014, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $11,778,000 and $10,138,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $1,969,000 and $2,374,000 at December 31, 2014 and June 30, 2014, respectively.

The balance of the allowance for loan losses at December 31, 2014 and June 30, 2014 included approximately $91,000 and $98,000 of valuation allowances, respectively, for a specifically identified impairment attributable to acquired credit-impaired loans. The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition, net of any charge offs recognized during that time.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the three and six months ended December 31, 2014 and December 31, 2013.

	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014
	(In Thousands)	(In Thousands)
Beginning balance	$1,827	$1,891
Accretion to interest income	(143)	(207)
Disposals	-	-
Reclassifications from nonaccretable difference	-	-
Ending balance	$1,684	$1,684

	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013
	(In Thousands)	(In Thousands)
Beginning balance	$2,180	$741
Accretion to interest income	(57)	(112)
Disposals	-	-
Reclassifications from nonaccretable difference	-	1,494
Ending balance	$2,123	$2,123

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

The following tables present the balance of the allowance for loan losses at December 31, 2014 and June 30, 2014 based upon the calculation methodology described above. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the three and six months ended December 31, 2014 and 2013. Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable
at December 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Originated and purchased loans:
Loans individually evaluated for impairment	$151	$388	$-	$-	$19	$-	$-	$558
Loans collectively evaluated for impairment	2,137	7,528	55	556	220	34	21	10,551
Allowance for loan losses on originated and purchased loans	2,288	7,916	55	556	239	34	21	11,109

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	-	-	-	91	-	-	-	91
Other acquired loans individually evaluated for impairment	-	64	-	125	18	-	-	207
Acquired loans collectively evaluated for impairment	22	412	4	635	57	46	1	1,177
Allowance for loan losses on loans acquired at fair value	22	476	4	851	75	46	1	1,475

Total allowance for loan losses	$2,310	$8,392	$59	$1,407	$314	$80	$22	$12,584

Allowance for Loan Losses and Loans Receivable
Period Ended December 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2014:

At September 30, 2014:
Allocated	$2,575	$7,942	$58	$1,362	$362	$84	$23	$12,406
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	2,575	7,942	58	1,362	362	84	23	12,406

Total charge offs	(1,134)	(266)	-	(259)	(39)	-	-	(1,698)
Total recoveries	141	-	-	3	-	-	-	144
Total allocated provisions	728	716	1	301	(9)	(4)	(1)	1,732
Total unallocated provisions	-	-	-	-	-	-	-	-

At December 31, 2014:
Allocated	2,310	8,392	59	1,407	314	80	22	12,584
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,310	$8,392	$59	$1,407	$314	$80	$22	$12,584

Allowance for Loan Losses and Loans Receivable
Period Ended December 31, 2014 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2014:

At June 30, 2014:
Allocated	$2,729	$7,737	$67	$1,284	$460	$88	$22	$12,387
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	2,729	7,737	67	1,284	460	88	22	12,387

Total charge offs	(1,437)	(612)	-	(451)	(39)	-	-	(2,539)
Total recoveries	141	-	-	5	-	-	-	146
Total allocated provisions	877	1,267	(8)	569	(107)	(8)	-	2,590
Total unallocated provisions	-	-	-	-	-	-	-	-

At December 31, 2014:
Allocated	2,310	8,392	59	1,407	314	80	22	12,584
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,310	$8,392	$59	$1,407	$314	$80	$22	$12,584

Allowance for Loan Losses and Loans Receivable
Period Ended December 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2013:

At September 30, 2013:
Allocated	$3,547	$6,220	$103	$980	$469	$76	$11	$11,406
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	3,547	6,220	103	980	469	76	11	11,406

Total charge offs	(278)	-	-	(672)	(1)	-	(28)	(979)
Total recoveries	7	497	-	3	-	-	-	507
Total allocated provisions	(2)	(143)	(32)	731	(33)	(2)	40	559
Total unallocated provisions	-	-	-	-	-	-	-	-

At December 31, 2013:
Allocated	3,274	6,574	71	1,042	435	74	23	11,493
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$3,274	$6,574	$71	$1,042	$435	$74	$23	$11,493

Allowance for Loan Losses and Loans Receivable
Period Ended December 31, 2013 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2013:

At June 30, 2013:
Allocated	$3,660	$5,359	$81	$1,218	$490	$76	$12	$10,896
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	3,660	5,359	81	1,218	490	76	12	10,896

Total charge offs	(508)	(34)	-	(1,080)	(34)	-	(29)	(1,685)
Total recoveries	25	525	-	5	-	-	-	555
Total allocated provisions	97	724	(10)	899	(21)	(2)	40	1,727
Total unallocated provisions	-	-	-	-	-	-	-	-

At December 31, 2013:
Allocated	3,274	6,574	71	1,042	435	74	23	11,493
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$3,274	$6,574	$71	$1,042	$435	$74	$23	$11,493

Allowance for Loan Losses and Loans Receivable
at December 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Originated and purchased loans:
Loans individually evaluated for impairment	$11,693	$3,546	$-	$1,453	$1,095	$17	$-	$17,804
Loans collectively evaluated for impairment	493,311	947,350	5,700	43,148	63,901	10,771	4,758	1,568,939
Total originated and purchased loans	505,004	950,896	5,700	44,601	64,996	10,788	4,758	1,586,743

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	730	1,039	-	8,201	-	-	-	9,970
Other acquired loans individually evaluated for impairment	259	1,976	2,656	2,194	596	965	-	8,646
Acquired loans collectively evaluated for impairment	64,607	103,377	352	23,452	6,603	11,658	102	210,151
Total loans acquired at fair value	65,596	106,392	3,008	33,847	7,199	12,623	102	228,767

Total loans	$570,600	$1,057,288	$8,708	$78,448	$72,195	$23,411	$4,860	1,815,510
Unamortized yield adjustments								(1,439)
Loans receivable, including unamortized yield adjustments								$1,814,071

Allowance for Loan Losses and Loans Receivable
at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Originated and purchased loans:
Loans individually evaluated for impairment	$528	$404	$-	$-	$75	$-	$-	$1,007
Loans collectively evaluated for impairment	2,172	6,760	29	352	272	35	21	9,641
Allowance for loan losses on originated and purchased loans	2,700	7,164	29	352	347	35	21	10,648

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	-	-	-	98	-	-	-	98
Other acquired loans individually evaluated for impairment	-	165	-	346	57	-	-	568
Acquired loans collectively evaluated for impairment	29	408	38	488	56	53	1	1,073
Allowance for loan losses on loans acquired at fair value	29	573	38	932	113	53	1	1,739

Total allowance for loan losses	$2,729	$7,737	$67	$1,284	$460	$88	$22	$12,387

Allowance for Loan Losses and Loans Receivable
at June 30, 2014 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Originated and purchased loans:
Loans individually evaluated for impairment	$11,923	$5,403	$-	$1,263	$1,010	$17	$-	$19,616
Loans collectively evaluated for impairment	494,522	873,340	3,619	31,326	66,163	10,529	4,248	1,483,747
Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	742	1,071	-	8,325	-	-	-	10,138
Other acquired loans individually evaluated for impairment	-	1,895	1,448	2,456	692	964	-	7,455
Acquired loans collectively evaluated for impairment	73,425	102,046	2,214	23,891	7,746	12,500	90	221,912
Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	1,742,868
Unamortized yield adjustments								(1,397)
Loans receivable, including unamortized yield adjustments								$1,741,471

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at December 31, 2014 and June 30, 2014.

Credit-Rating Classification of Loans Receivable
at December 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Non-classified	$492,370	$945,958	$5,332	$43,061	$63,736	$10,600	$4,755	$1,565,812
Classified:
Special Mention	844	342	368	-	59	171	2	1,786
Substandard	11,790	4,321	-	1,540	1,201	17	1	18,870
Doubtful	-	275	-	-	-	-	-	275
Loss	-	-	-	-	-	-	-	-
Total classified loans	12,634	4,938	368	1,540	1,260	188	3	20,931
Total originated and purchased loans	505,004	950,896	5,700	44,601	64,996	10,788	4,758	1,586,743

Loans acquired at fair value:
Non-classified	63,870	98,800	-	18,858	6,453	11,184	78	199,243
Classified:
Special Mention	376	4,396	352	7,248	77	244	21	12,714
Substandard	1,350	3,196	2,656	7,735	669	1,195	3	16,804
Doubtful	-	-	-	6	-	-	-	6
Loss	-	-	-	-	-	-	-	-
Total classified loans	1,726	7,592	3,008	14,989	746	1,439	24	29,524
Total loans acquired at fair value	65,596	106,392	3,008	33,847	7,199	12,623	102	228,767

Total loans	$570,600	$1,057,288	$8,708	$78,448	$72,195	$23,411	$4,860	$1,815,510

Credit-Rating Classification of Loans Receivable
at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Non-classified	$492,531	$872,063	$3,461	$31,301	$66,016	$10,352	$4,247	$1,479,971
Classified:
Special Mention	1,626	357	158	25	146	84	1	2,397
Substandard	12,288	6,039	-	1,263	1,011	110	-	20,711
Doubtful	-	284	-	-	-	-	-	284
Loss	-	-	-	-	-	-	-	-
Total classified loans	13,914	6,680	158	1,288	1,157	194	1	23,392
Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value:
Non-classified	73,425	96,758	-	18,946	7,582	12,003	71	208,785
Classified:
Special Mention	-	4,600	353	4,602	45	245	16	9,861
Substandard	742	3,654	3,309	11,118	811	1,216	3	20,853
Doubtful	-	-	-	6	-	-	-	6
Loss	-	-	-	-	-	-	-	-
Total classified loans	742	8,254	3,662	15,726	856	1,461	19	30,720
Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

Contractual Payment Status of Loans Receivable
at December 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Current	$497,282	$949,456	$5,700	$43,383	$64,316	$10,648	$4,690	$1,575,475
Past due:
30-59 days	1,400	76	-	87	44	123	65	1,795
60-89 days	764	-	-	-	-	-	2	766
90+ days	5,558	1,364	-	1,131	636	17	1	8,707
Total past due	7,722	1,440	-	1,218	680	140	68	11,268
Total originated and purchased loans	505,004	950,896	5,700	44,601	64,996	10,788	4,758	1,586,743

Loans acquired at fair value:
Current	64,657	103,322	2,224	30,227	6,858	11,465	99	218,852
Past due:
30-59 days	330	953	-	542	44	193	-	2,062
60-89 days	-	779	-	548	20	-	2	1,349
90+ days	609	1,338	784	2,530	277	965	1	6,504
Total past due	939	3,070	784	3,620	341	1,158	3	9,915
Total loans acquired at fair value	65,596	106,392	3,008	33,847	7,199	12,623	102	228,767

Total loans	$570,600	$1,057,288	$8,708	$78,448	$72,195	$23,411	$4,860	$1,815,510

Contractual Payment Status of Loans Receivable
at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Current	$495,330	$875,887	$3,619	$31,081	$66,548	$10,499	$4,034	$1,486,998
Past due:
30-59 days	1,385	-	-	245	183	-	60	1,873
60-89 days	1,163	-	-	-	3	30	28	1,224
90+ days	8,567	2,856	-	1,263	439	17	126	13,268
Total past due	11,115	2,856	-	1,508	625	47	214	16,365
Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value:
Current	72,736	102,881	2,810	32,346	7,731	12,390	88	230,982
Past due:
30-59 days	689	561	-	-	152	-	-	1,402
60-89 days	-	427	-	-	95	110	1	633
90+ days	742	1,143	852	2,326	460	964	1	6,488
Total past due	1,431	2,131	852	2,326	707	1,074	2	8,523
Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

The following tables present information relating to the Company’s nonperforming and impaired loans at December 31, 2014 and June 30, 2014. Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable
at December 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Performing	$495,818	$947,426	$5,700	$43,148	$64,360	$10,771	$4,757	$1,571,980
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	9,186	3,470	-	1,453	636	17	1	14,763
Total nonperforming	9,186	3,470	-	1,453	636	17	1	14,763
Total originated and purchased loans	505,004	950,896	5,700	44,601	64,996	10,788	4,758	1,586,743

Loans acquired at fair value:
Performing	64,608	104,587	352	30,452	6,788	11,657	101	218,545
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	988	1,805	2,656	3,395	411	966	1	10,222
Total nonperforming	988	1,805	2,656	3,395	411	966	1	10,222
Total loans acquired at fair value	65,596	106,392	3,008	33,847	7,199	12,623	102	228,767

Total loans	$570,600	$1,057,288	$8,708	$78,448	$72,195	$23,411	$4,860	$1,815,510

Performance Status of Loans Receivable
at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Performing	$497,243	$873,421	$3,619	$31,326	$66,734	$10,529	$4,122	$1,486,994
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	125	125
Nonaccrual	9,202	5,322	-	1,263	439	17	1	16,244
Total nonperforming	9,202	5,322	-	1,263	439	17	126	16,369
Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value:
Performing	73,425	103,399	2,214	31,016	7,928	12,500	89	230,571
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	742	1,613	1,448	3,656	510	964	1	8,934
Total nonperforming	742	1,613	1,448	3,656	510	964	1	8,934
Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

Impairment Status of Loans Receivable
at December 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Originated and purchased loans:
Non-impaired loans	$493,311	$947,350	$5,700	$43,148	$63,901	$10,771	$4,758	$1,568,939
Impaired loans:
Impaired loans with no allowance for impairment	10,081	3,195	-	1,453	1,001	17	-	15,747
Impaired loans with allowance for impairment:
Recorded investment	1,612	351	-	-	94	-	-	2,057
Allowance for impairment	(151)	(388)	-	-	(19)	-	-	(558)
Balance of impaired loans net of allowance for impairment	1,461	(37)	-	-	75	-	-	1,499
Total impaired loans, excluding allowance for impairment:	11,693	3,546	-	1,453	1,095	17	-	17,804
Total originated and purchased loans	505,004	950,896	5,700	44,601	64,996	10,788	4,758	1,586,743

Loans acquired at fair value:
Non-impaired loans	64,607	103,377	352	23,452	6,603	11,658	102	210,151
Impaired loans:
Impaired loans with no allowance for impairment	989	2,199	2,656	9,950	578	965	-	17,337
Impaired loans with allowance for impairment:
Recorded investment	-	816	-	445	18	-	-	1,279
Allowance for impairment	-	(64)	-	(216)	(18)	-	-	(298)
Balance of impaired loans net of allowance for impairment	-	752	-	229	-	-	-	981
Total impaired loans, excluding allowance for impairment:	989	3,015	2,656	10,395	596	965	-	18,616
Total loans acquired at fair value	65,596	106,392	3,008	33,847	7,199	12,623	102	228,767

Total loans	$570,600	$1,057,288	$8,708	$78,448	$72,195	$23,411	$4,860	$1,815,510

Impairment Status of Loans Receivable
at December 31, 2014 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$18,299	$4,132	$-	$1,608	$1,116	$17	$-	$25,172
Loans acquired at fair value	1,072	3,291	2,783	12,211	651	988	-	20,996
Total impaired loans	$19,371	$7,423	$2,783	$13,819	$1,767	$1,005	$-	$46,168

For the three months ended December 31, 2014:
Average balance of impaired loans	$13,057	$7,246	$1,711	$11,655	$1,631	$1,007	$-	$36,307
Interest earned on impaired loans	$36	$46	$-	$190	$11	$-	$-	$283

For the six months ended December 31, 2014:
Average balance of impaired loans	$13,072	$7,775	$1,593	$11,804	$1,644	$1,034	$-	$36,922
Interest earned on impaired loans	$80	$289	$-	$419	$23	$-	$-	$811

For the three months ended December 31, 2013:
Average balance of impaired loans	$13,781	$10,312	$2,431	$11,638	$1,336	$577	$-	$40,075
Interest earned on impaired loans	$54	$40	$-	$188	$25	$6	$-	$313

For the six months ended December 31, 2013:
Average balance of impaired loans	$14,124	$10,733	$2,620	$10,056	$1,474	$620	$-	$39,627
Interest earned on impaired loans	$86	$86	$-	$371	$39	$6	$-	$588

Impairment Status of Loans Receivable
at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Originated and purchased loans:
Non-impaired loans	$494,522	$873,340	$3,619	$31,326	$66,163	$10,529	$4,248	$1,483,747
Impaired loans:
Impaired loans with no allowance for impairment	9,800	5,037	-	1,263	911	17	-	17,028
Impaired loans with allowance for impairment:
Recorded investment	2,123	366	-	-	99	-	-	2,588
Allowance for impairment	(528)	(404)	-	-	(75)	-	-	(1,007)
Balance of impaired loans net of allowance for impairment	1,595	(38)	-	-	24	-	-	1,581
Total impaired loans, excluding allowance for impairment:	11,923	5,403	-	1,263	1,010	17	-	19,616
Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value:
Non-impaired loans	73,425	102,046	2,214	23,891	7,746	12,500	90	221,912
Impaired loans:
Impaired loans with no allowance for impairment	742	1,690	1,448	10,141	617	964	-	15,602
Impaired loans with allowance for impairment:
Recorded investment	-	1,276	-	640	75	-	-	1,991
Allowance for impairment	-	(165)	-	(444)	(57)	-	-	(666)
Balance of impaired loans net of allowance for impairment	-	1,111	-	196	18	-	-	1,325
Total impaired loans, excluding allowance for impairment:	742	2,966	1,448	10,781	692	964	-	17,593
Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

Impairment Status of Loans Receivable
at June 30, 2014 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$17,655	$5,919	$-	$1,407	$1,027	$17	$-	$26,025
Loans acquired at fair value	742	3,264	1,547	12,495	726	975	-	19,749
Total impaired loans	$18,397	$9,183	$1,547	$13,902	$1,753	$992	$-	$45,774

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

The following table presents information regarding the restructuring of the Company’s troubled debts during the three and six months ended December 31, 2014 and any defaults during those periods of TDRs that were restructured within 12 months of the date of default. There were no restructurings or applicable defaults of the Company’s troubled debt during the three and six months ended December 31, 2013.

Troubled Debt Restructurings of Loans Receivable
at December 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(In Thousands)
Troubled debt restructuring activity for the three months ended December 31, 2014

Originated and purchased loans
Number of loans	3	-	-	2	-	-	-	5
Pre-modification outstanding recorded investment	$1,291	$-	$-	$348	$-	$-	$-	$1,639
Post-modification outstanding recorded investment	1,150	-	-	322	-	-	-	$1,472
Charge offs against the allowance for loan loss recognized at modification	228	-	-	27	-	-	-	$255

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	$-

Troubled debt restructuring defaults for the three months ended December 31, 2014

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
at December 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(In Thousands)
Troubled debt restructuring activity for the six months ended December 31, 2014

Originated and purchased loans
Number of loans	5	-	-	2	-	-	-	7
Pre-modification outstanding recorded investment	$1,955	$-	$-	$348	$-	$-	$-	$2,303
Post-modification outstanding recorded investment	1,823	-	-	322	-	-	-	$2,145
Charge offs against the allowance for loan loss recognized at modification	261	-	-	27	-	-	-	$288

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	$-

Troubled debt restructuring defaults for the three months ended December 31, 2014

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
at December 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(In Thousands)
Troubled debt restructuring activity for the three months ended December 31, 2013

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	$-

Troubled debt restructuring defaults for the three months ended December 31, 2013

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
at December 31, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(In Thousands)
Troubled debt restructuring activity for the six months ended December 31, 2013

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	-	-	-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	-	-	-	$-

Troubled debt restructuring defaults for the six months ended December 31, 2013

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

12.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	December 31, 2014		June 30, 2014
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Maturing in years ending June 30:
2015	$375,000	0.41%	$320,000	0.38%
2016	7,500	1.09	7,500	1.09
2017	3,000	1.05	3,000	1.05
2018	5,225	1.18	5,225	1.18
2021	718	4.94	765	4.94
2023	145,000	3.04	145,000	3.04
	536,443	1.15%	481,490	1.21%
Fair value adjustments	19		29
	$536,462		$481,519

At December 31, 2014, $375.0 million in advances are due within one year while the remaining $161.5 million in advances are due after one year of which $145.0 million are callable in April 2018.

At December 31, 2014, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $796.4 million and $194.6 million, respectively. At June 30, 2014, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $739.4 million and $204.2 million, respectively.

Borrowings at December 31, 2014 and June 30, 2014 also included overnight borrowings in the form of depositor sweep accounts totaling $26.5 million and $30.7 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

13.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At December 31, 2014 and June 30, 2014, the Company was subject to the terms of certain interest rate derivative agreements that were utilized by the Company to manage the interest rate exposure arising from specific wholesale funding positions. Such wholesale funding sources include floating-rate brokered money market deposits indexed to one-month LIBOR as well as a number of 90 day fixed-rate FHLB advances that are forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. The derivatives, comprising eight interest rate swaps and two interest rate caps, were designated as cash flow hedges with changes in their fair value recorded as an adjustment through other comprehensive income on an after-tax basis.

The effects of derivative instruments on the statements of condition included in the Consolidated Financial Statements at December 31, 2014 and June 30, 2014 and for the three and six months ended December 31, 2014 and 2013 are as follows:

	December 31, 2014
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
July 1, 2013	$165,000	$182	Other liabilities	July 1, 2018
August 19, 2013	75,000	(870)	Other liabilities	August 20, 2018
October 9, 2013	50,000	(143)	Other liabilities	October 9, 2018
March 28, 2014	75,000	(1,069)	Other liabilities	March 28, 2019
June 5, 2015	60,000	(1,102)	Other liabilities	June 5, 2020
July 28, 2015	50,000	(1,127)	Other liabilities	July 28, 2020
September 28, 2015	40,000	(851)	Other liabilities	September 28, 2020
December 28, 2015	35,000	(769)	Other liabilities	December 28, 2020
	550,000	(5,749)
Interest rate caps by effective date:
June 5, 2013	40,000	751	Other liabilities	June 5, 2018
July 1, 2013	35,000	652	Other liabilities	July 1, 2018
	75,000	1,403
Total	$625,000	$(4,346)

	June 30, 2014
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
July 1, 2013	$165,000	$103	Other liabilities	July 1, 2018
August 19, 2013	75,000	(1,109)	Other liabilities	August 20, 2018
October 9, 2013	50,000	(234)	Other liabilities	October 9, 2018
March 28, 2014	75,000	(1,203)	Other liabilities	March 28, 2019
June 5, 2015	60,000	(271)	Other liabilities	June 5, 2020
	425,000	(2,714)
Interest rate caps by effective date:
June 5, 2013	40,000	913	Other liabilities	June 5, 2018
July 1, 2013	35,000	826	Other liabilities	July 1, 2018
	75,000	1,739
Total	$500,000	$(975)

	Three Months Ended December 31, 2014
	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$(599)	Not applicable	$-
August 19, 2013	(263)	Not applicable	-
October 9, 2013	(211)	Not applicable	-
March 28, 2014	(342)	Not applicable	-
June 5, 2015	(625)	Not applicable	-
July 28, 2015	(540)	Not applicable	-
September 28, 2015	(450)	Not applicable	-
December 28, 2015	(403)	Not applicable	-
	(3,433)		-
Interest rate caps by effective date:
June 5, 2013	(136)	Not applicable	-
July 1, 2013	(125)	Not applicable	-
	(261)		-
Total	$(3,694)		$-

	Six Months Ended December 31, 2014
	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$47	Not applicable	$-
August 19, 2013	141	Not applicable	-
October 9, 2013	54	Not applicable	-
March 28, 2014	79	Not applicable	-
June 5, 2015	(491)	Not applicable	-
July 28, 2015	(667)	Not applicable	-
September 28, 2015	(503)	Not applicable	-
December 28, 2015	(455)	Not applicable	-
	(1,795)		-
Interest rate caps by effective date:
June 5, 2013	(83)	Not applicable	-
July 1, 2013	(94)	Not applicable	-
	(177)		-
Total	$(1,972)		$-

	Three Months Ended December 31, 2013
	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$571	Not applicable	$-
August 19, 2013	293	Not applicable	-
October 9, 2013	144	Not applicable	-
June 5, 2015	372	Not applicable	-
	1,380		-
Interest rate caps by effective date:
June 5, 2013	75	Not applicable	-
July 1, 2013	78	Not applicable	-
	153		-
Total	$1,533		$-

	Six Months Ended December 31, 2013
	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	(4)	Not applicable	-
August 19, 2013	(333)	Not applicable	-
October 9, 2013	144	Not applicable	-
June 5, 2015	160	Not applicable	-
	(33)		-
Interest rate caps by effective date:
June 5, 2013	(64)	Not applicable	-
July 1, 2013	(43)	Not applicable	-
	(107)		-
Total	$(140)		$-

The Company has in place enforceable master netting arrangements with all counterparties. All master netting arrangements include rights to offset associated with the Company’s recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

At December 31, 2014, three of the Company’s derivatives were in an asset position totaling $1.6 million while the remaining seven derivatives were in a liability position totaling $5.9 million. In total, the Company’s derivatives were in a net liability position of $4.3 million at December 31, 2014 and included in other liabilities as of that date. As required under the enforceable master netting arrangement with its derivatives counterparties, the Company posted financial collateral to two counterparties totaling $3.9 million at December 31, 2014.  The financial collateral posted was not included as an offsetting amount at December 31, 2014.

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

14.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Service cost	$56	$50	$113	$100
Interest cost	82	84	164	168
Amortization of unrecognized past service liability	12	12	24	24
Amortization of unrecognized net actuarial loss (gain)	7	(1)	14	(2)
Net periodic benefit cost	$157	$145	$315	$290

Stock Compensation Plans

The following is a summary of the Company’s stock option activity and related information for its option plans for the six months ended December 31, 2014:

	Options	Weighted Average Exercise Price	Range of prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)				(In thousands)
Outstanding at June 30, 2014	3,035	$12.37	$10.16 - $14.79	2.0 years
Granted	-	$-	-	-
Exercised	(2,785)	$12.26	$11.55 - $12.71	1.2 Years
Forefeited	-	$-	-	-
Outstanding at December 31, 2014	250	$13.59	$10.16 - $14.79	8.5 Years	$233

Exercisable at December 31, 2014	39	$10.16	$10.16	6.5 Years	$140
A total of 2,785,122 vested options with an aggregate intrinsic value of $7.4 million were exercised during the six months ended December 31, 2014. The Company issued 107,382 shares from treasury stock carrying an average cost of $11.48 per share in conjunction with the equivalent number of options exercised during the period. The cash proceeds received in conjunction with the exercise of these options totaled approximately $1.4 million.

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

There were no vested options exercised during the six months ended December 31, 2013.

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securites available for sale:
U.S. agency securities	$-	$7,864	$-	$7,864
Obligations of state and political subdivisions	-	27,443	-	27,443
Asset-backed securities	-	88,607	-	88,607
Collateralized loan obligations	-	126,308	-	126,308
Corporate bonds	-	162,416	-	162,416
Trust preferred securities	-	7,820	-	7,820
Total debt securities	-	420,458	-	420,458

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	79,176	-	79,176
Residential pass-through securities	-	295,922	-	295,922
Commercial pass-through securities	-	16,450	-	16,450
Total mortgage-backed securities	-	391,548	-	391,548

Total securities available for sale	$-	$812,006	$-	$812,006

Derivative instruments
Interest rate swaps	$-	$(5,749)	$-	$(5,749)
Interest rate caps	-	1,403	-	1,403
Total mortgage-backed securities	$-	$(4,346)	$-	$(4,346)

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securites available for sale:
U.S. agency securities	$-	$4,205	$-	$4,205
Obligations of state and political subdivisions	-	26,773	-	26,773
Asset-backed securities	-	87,316	-	87,316
Collateralized loan obligations	-	119,572	-	119,572
Corporate bonds	-	162,234	-	162,234
Trust preferred securities	-	7,798	-	7,798
Total debt securities	-	407,898	-	407,898

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	83,270	-	83,270
Residential pass-through securities	-	353,953	-	353,953
Total mortgage-backed securities	-	437,223	-	437,223

Total securities available for sale	$-	$845,121	$-	$845,121

Derivative instruments
Interest rate swaps	$-	$(2,714)	$-	$(2,714)
Interest rate caps	-	1,739	-	1,739
Total mortgage-backed securities	$-	$(975)	$-	$(975)

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

For the three and six months ended December 31, 2014, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis. For those same periods, there were no transfers of assets or liabilities within the fair valuation measurement hierarchy between Level 1 and Level 2 inputs.

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$9,931	$9,931

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$10,387	$10,387

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	December 31, 2014
	Fair Value Estimate	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans	$9,931	Market valuation of underlying collateral	(1)	Direct disposal costs	(2)	6% - 10%	7.44%

	June 30, 2014
	Fair Value Estimate	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans	$10,387	Market valuation of underlying collateral	(1)	Direct disposal costs	(2)	6% - 10%	7.10%

_____________________________

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
(2)

The fair value basis of impaired loans is adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions and title transfer fees, with such cost estimates generally ranging from 6% to 10% of collateral or property market value.

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

At December 31, 2014, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $10.8 million and valuation allowances of $856,000 reflecting fair values of $9.9 million. By comparison, at June 30, 2014, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $12.1 million and valuation allowances of $1.7 million reflecting fair values of $10.4 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At December 31, 2014 and June 30, 2014, the Company held no real estate owned whose carrying value was written down utilizing Level 3 inputs during fiscal 2015 or fiscal 2014, respectively.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2014 and June 30, 2014:

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

Commitments. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Liquidity and Capital Resources.

The carrying amounts and fair values of financial instruments are as follows:

	December 31, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$96,436	$96,436	$96,436	$-	$-
Debt securities available for sale	420,458	420,458	-	420,458	-
Debt securities held to maturity	219,906	218,064	-	218,064	-
Loans receivable	1,801,487	1,805,949	-	-	1,805,949
Mortgage-backed securities available for sale	391,548	391,548	-	391,548	-
Mortgage-backed securities held to maturity	322,529	325,709	-	325,709	-
FHLB Stock	27,382	27,382	-	-	27,382
Interest receivable	9,059	9,059	9,059	-	-

Financial liabilities:
Deposits (1)	2,464,845	2,475,832	1,443,931	-	1,031,901
Borrowings	563,002	575,243	-	-	575,243
Interest payable on borrowings	1,032	1,032	1,032	-	-

Derivative instruments:
Interest rate swaps	(5,749)	(5,749)	-	(5,749)	-
Interest rate caps	1,403	1,403	-	1,403	-

___________________________________

(1)	Includes accrued interest payable on deposits of $65,000 at December 31, 2014.

	June 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$135,034	$135,034	$135,034	$-	$-
Debt securities available for sale	407,898	407,898	-	407,898	-
Debt securities held to maturity	216,414	213,472	-	213,472	-
Loans receivable	1,729,084	1,711,972	-	-	1,711,972
Mortgage-backed securities available for sale	437,223	437,223	-	437,223	-
Mortgage-backed securities held to maturity	295,658	293,781	-	293,781	-
FHLB Stock	25,990	25,990	-	-	25,990
Interest receivable	9,013	9,013	9,013	-	-

Financial liabilities:
Deposits (1)	2,479,941	2,490,933	1,442,723	-	1,048,210
Borrowings	512,257	521,839	-	-	521,539
Interest payable on borrowings	1,001	1,001	1,001	-	-

Derivative instruments:
Interest rate swaps	(2,714)	(2,714)	-	(2,714)	-
Interest rate caps	1,739	1,739	-	1,739	-

___________________________________

(1)	Includes accrued interest payable on deposits of $69,000 at June 30, 2014.

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

16.     COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ equity at December 31, 2014 and June 30, 2014 are as follows:

	December 31, 2014	June 30, 2014
	(In Thousands)
Net unrealized loss on securities available for sale	$1,047	$1,091
Tax effect	(416)	(592)
Net of tax amount	631	499

Net unrealized loss on securities available for sale transferred to held to maturity	(987)	(990)
Tax effect	404	404
Net of tax amount	(583)	(586)

Fair value adjustments on derivatives	(6,834)	(3,501)
Tax effect	2,792	1,430
Net of tax amount	(4,042)	(2,071)

Benefit plan adjustments	(531)	(206)
Tax effect	217	84
Net of tax amount	(314)	(122)

Accumulated other comprehensive loss	$(4,308)	$(2,280)

Other comprehensive loss and related tax effects for the three and six months ended December 31, 2014 and December 31, 2013 are presented in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
Net unrealized holding gain (loss) on securities available for sale	$3,035	$(11,329)	$(36)	$(9,852)

Amortization of unrealized holding loss on securities available for sale transferred to held to maturity (3)	-	-	2	-

Net realized gain on securities available for sale	(7)	(226)	(7)	(226)

Net unrealized (loss) gain on derivatives	(6,245)	2,591	(3,334)	(236)

Benefit plans:
Amortization of:
Actuarial loss (gain) (1)	7	(1)	14	(2)
Past service cost (1)	12	12	24	24
New actuarial (loss) gain	-	-	(363)	803
Net change in benefit plan accrued expense	19	11	(325)	825

Other comprehensive loss before taxes	(3,198)	(8,953)	(3,700)	(9,489)
Tax effect (2)	1,680	3,366	1,672	3,654
Total comprehensive loss	$(1,518)	$(5,587)	$(2,028)	$(5,835)

_______________________________________________

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 14 – Benefit Plans for additional information.
(2)

The amounts included in income taxes for items reclassified out of accumulated other comprehensive income totaled $5 and $(135) for the three and six months ended December 31, 2014, respectively, and $(89) and $244 for the three and six months ended December 31, 2013, respectively.

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

Comparison of Financial Condition at December 31, 2014 and June 30, 2014

General. Total assets increased by $37.9 million to $3.55 billion at December 31, 2014 from $3.51 billion at June 30, 2014. The increase in total assets was primarily attributable to increases in the balances of loans and debt securities that were partially offset by a decline in the balance of cash and cash equivalents and total mortgage-backed securities. The net increase in total assets was complemented by an increase in borrowings that was partially offset by a decline in the balances of deposits and stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $38.6 million to $96.4 million at December 31, 2014 from $135.0 million at June 30, 2014.  The decrease in cash and cash equivalents reflects the Company’s effort to further reduce the opportunity cost of maintaining the level of short-term liquid assets in excess of that needed for liquidity management and contingency funding purposes. Management will continue to monitor and adjust the level of short term, liquid assets in relation to the Company’s near-term operating liquidity needs while also considering the funding needed to support its longer-term strategic initiatives – particularly those relating to the expansion of its commercial lending functions and capital management strategies.

Debt Securities Available for Sale. Debt securities classified as available for sale increased by $12.6 million to $420.5 million at December 31, 2014 from $407.9 million at June 30, 2014. The net increase partly reflected the purchase of $52.5 million in securities during the six months ended December 31, 2014. The increase also reflected a $337,000 increase in the fair value of the portfolio to a net unrealized loss of $3.0 million at December 31, 2014 from a net unrealized loss of $3.3 million at June 30, 2014. The decrease in the net unrealized loss was primarily attributable to changes in the fair value of the various sectors within the portfolio arising primarily from movements in market interest rates. The net increase in the portfolio was partially offset by sales of securities totaling $40.0 million coupled with $267,000 in principal repayments, net of premium amortization and discount accretion during the same period.

At December 31, 2014, the available for sale debt securities portfolio included U.S. agency debentures, single-issuer trust preferred securities, corporate bonds, asset-backed securities, collateralized loan obligations and municipal obligations. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities available for sale at December 31, 2014 is presented in Note 8 and Note 10 to the unaudited consolidated financial statements.

Debt Securities Held to Maturity. Debt securities classified as held to maturity increased by $3.5 million to $219.9 million at December 31, 2014 from $216.4 million at June 30, 2014. The net increase partly reflected the purchase of $6.2 million in securities during the six months ended December 31, 2014. The net increase in the portfolio was partially offset by calls and maturities of such securities as well as repayments, net of premium amortization and discount accretion, totaling $2.7 million during the six months ended December 31, 2014.

At December 31, 2014, the held to maturity debt securities portfolio included U.S. agency debentures and municipal obligations, a small portion of which represent non-rated, short term, bond anticipation notes (“BANs”) issued by New Jersey municipalities with whom Kearny Bank maintains or seeks to maintain deposit relationships. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities held to maturity at December 31, 2014 is presented in Note 9 and Note 10 to the unaudited consolidated financial statements.

Loans Receivable. Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $72.4 million to $1.80 billion at December 31, 2014 from $1.73 billion at June 30, 2014. The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the six months ended December 31, 2014.

Residential mortgage loans, including home equity loans and lines of credit, decreased by $14.0 million to $666.2 million at December 31, 2014 from $680.2 million at June 30, 2014. The components of the net decrease included a decrease in the balance of one-to-four family first mortgage loans of $10.0 million to $570.6 million at December 31, 2014 from $580.6 million at June 30, 2014.  The net decrease also reflected a $3.4 million decrease in the balance of home equity loans to $72.2 million at December 31, 2014 from $75.6 million at June 30, 2014 as well as a $599,000 decrease in the balance of home equity lines of credit to $23.4 million at December 31, 2014 from $24.0 million at June 30, 2014.

Residential mortgage loan activity for the six months ended December 31, 2014 continued to reflect our decreased strategic focus on residential mortgage lending coupled with the combined effects of a slower pace of refinancing and a continuing low level of demand for “new purchase” mortgages. Moreover, as a portfolio lender cognizant of potential exposure to interest rate risk, we have generally refrained from lowering our long-term, fixed-rate residential mortgage rates to the levels available in the marketplace. Consequently, a portion of our residential mortgage borrowers may continue to seek long-term, fixed-rate refinancing opportunities from other market resources, further limiting growth within this segment of the loan portfolio.

In total, residential mortgage loan origination and purchase volume for the six months ended December 31, 2014 were $22.7 million and $9.7 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $10.5 million for that same period.

Commercial loans, in aggregate, increased by $84.7 million to $1.14 billion at December 31, 2014 from $1.05 billion at June 30, 2014. The components of the aggregate increase included an increase in commercial mortgage loans totaling $73.5 million and an increase in commercial business loans of $11.2 million. The ending balances of commercial mortgage loans and commercial business loans at December 31, 2014 were $1.06 billion and $78.4 million, respectively. Commercial loan origination volume for the six months ended December 31, 2014 totaled $128.0 million, comprising $112.1 million and $15.9 million of commercial mortgage and commercial business loan originations, respectively. Commercial loan originations were augmented with the purchase of participations in commercial mortgage loans and commercial business loans totaling $10.0 million and $12.3 million, respectively, during the six months ended December 31, 2014.

The outstanding balance of construction loans, net of loans-in-process, increased by $1.4 million to $8.7 million at December 31, 2014 from $7.3 million at June 30, 2014. Construction loan disbursements for the six months ended December 31, 2014 totaled $3.3 million.

Other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased $522,000 to $4.9 million at December 31, 2014 from $4.3 million at June 30, 2014. Other loan originations for the six months ended December 31, 2014 totaled approximately $1.2 million.

Nonperforming Loans. Nonperforming loans decreased by $318,000 to $25.0 million or 1.38% of total loans at December 31, 2014 from $25.3 million or 1.45% of total loans at June 30, 2014. The balance of nonperforming loans at December 31, 2014 was comprised entirely of “nonaccrual” loans. By comparison, the balance of nonperforming loans at June 30, 2014 included $25.2 million of “nonaccrual” loans and $125,000 of loans reported as “over 90 days past due and accruing”.

The composition of nonperforming loans at December 31, 2014 continued to include a disproportionate balance of residential mortgage loans originally acquired from Countrywide Home Loans, Inc. (“Countrywide”) which continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP (“BOA”). In total, nonperforming Countrywide loans totaled $7.9 million, or 31.7% of total nonperforming loans, at December 31, 2014. As of that same date, we owned a total of 68 residential mortgage loans with an aggregate outstanding balance of $28.9 million that were originally acquired from Countrywide. Of these loans, one additional loan totaling $442,000 is 30-89 days past due.

Additional information about the Company’s nonperforming loans at December 31, 2014 is presented in Note 11 to the unaudited consolidated financial statements.

Allowance for Loan Losses. During the six months ended December 31, 2014, the balance of the allowance for loan losses increased by $197,000 to $12.6 million or 0.69% of total loans at December 31, 2014 from $12.4 million or 0.71% of total loans at June 30, 2014. The increase resulted from provisions of $2.6 million during the six months ended December 31, 2014 that were largely offset by charge offs, net of recoveries, totaling $2.4 million during that same period.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans decreased by $817,000 to approximately $856,000 at December 31, 2014 from $1.7 million at June 30, 2014. The balance at December 31, 2014 reflected the allowance for impairment identified on $3.3 million of impaired loans while an additional $33.1 million of impaired loans had no allowance for impairment as of that date. By comparison, the balance at June 30, 2014 reflected the allowance for impairment identified on $4.6 million of impaired loans while an additional $32.6 million of impaired loans had no allowance for impairment as of that date. The outstanding balances of impaired loans reflected the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $1.0 million to $11.7 million at December 31, 2014 from $10.7 million at June 30, 2014. The increase in valuation was partly attributable to a $73.4 million increase in the aggregate outstanding balance of loans collectively evaluated for impairment to $1.78 billion at December 31, 2014 from $1.71 billion at June 30, 2014, as well as the ongoing reallocation of loans within the portfolio in favor of commercial loans against which we generally assign comparatively higher historical and environmental loss factors in our ALLL calculation.

The change in the allowance also reflected updates to historical loss factors at December 31, 2014. Specifically, our loan portfolio experienced a net annualized charge-off rate of 27 basis points during the six months ended December 31, 2014 representing an increase of 15 basis points from the 12 basis points of charge-offs reported for fiscal 2014. The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these charge offs on the average annualized historical charge off rates by loan segment over the two year look-back period used by that methodology. The effect of the noted increase in charge offs during the current period was partially offset by the reduced consideration given to the comparatively higher level of charge offs during fiscal 2013 in the calculation of average charge off rates as the two year look-back period was rolled forward to capture the current six month period ended December 31, 2014. The change in average net charge-off rates coupled with the concurrent increase in the overall balance of the unimpaired portion of the loan portfolio resulted in a net increase of $303,000 in the applicable portion of the allowance to $2.4 million as of December 31, 2014 compared to $2.1 million as of June 30, 2014.

In addition to updating historical loss factors, we also modified the following environmental loss factors during the six months ended December 31, 2014 to reflect the increased level of risk exposure and estimated losses arising from the continued growth in the applicable segments of our commercial loan portfolio:

• Concentration of credit: Increase loss factor within the following loan segments to reflect additional estimated impairment arising from increased exposure to one or more of the following concentration-related risks:  (a) increase in origination and/or purchase of larger loan amount to individual borrowers, (b) increase in origination and/or purchase of loans collateralized by real estate located in the five boroughs of New York City, (c) increase in credit exposure to large, commercial business loan borrowers through participations acquired through a limited number of wholesale/secondary market sources.

•	Multi-family mortgage loans: Increased (+3 bp) from “9” to “12”
•	Commercial business loans (purchased): Increased (+3 bp) from “0” to “3”

• Changes in the nature, volume and terms of loans: Increase loss factor within the following loan segment to reflect additional estimated impairment arising from accelerating growth within the applicable segment.

•	Nonresidential mortgage loans: Increased (+3 bp) from “9” to “12”

In conjunction with the increase in the overall balance of the unimpaired portion of the loan portfolio, the increase in the environmental loss factors during the six months ended December 31, 2014 resulted in a net increase of $710,000 in the applicable valuation allowances to $9.4 million at December 31, 2014 from $8.7 million at June 30, 2014.

The tables on the following pages present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at December 31, 2014 and June 30, 2014.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at December 31, 2014
	Historical Loss Factors	Environmental Loss Factors(2)	Total
	(Dollars in Thousands)
Residential mortgage loans
Originated	0.02%	0.27%	0.29%
Purchased	3.48	0.75	4.23
Acquired in merger	2.44	0.30	2.74

Home equity loans
Originated	0.06	0.33	0.39
Acquired in merger	0.51	0.30	0.81

Home equity lines of credit
Originated	-	0.33	0.33
Acquired in merger	-	0.30	0.30

Construction loans
1-4 family
Originated	0.04	0.69	0.73
Acquired in merger	-	0.30	0.30
Multi-family
Originated	-	0.69	0.69
Acquired in merger	-	0.30	0.30
Nonresidential
Originated	-	0.69	0.69
Acquired in merger	-	0.30	0.30

Commercial mortgage loans
Multi-family
Originated	-	0.75	0.75
Acquired in merger	-	0.30	0.30
Nonresidential
Originated	0.09	0.75	0.84
Acquired in merger	-	0.30	0.30

Commercial business loans
Secured (1-4 family)
Originated	0.16	0.69	0.85
Acquired in merger	-	0.30	0.30
Secured (other)
Originated	0.46	0.69	1.15
Purchased	1.19	0.39	1.58
Acquired in merger	0.43	0.30	0.73
Unsecured
Originated	-	0.54	0.54
Acquired in merger	0.51	0.21	0.72

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at December 31, 2014 (continued)
	Historical Loss Factors	Environmental Loss Factors(2)	Total
	(Dollars in Thousands)
SBA 7A
Originated	-%	0.69%	0.69%
Acquired in merger	17.74	0.33	18.07
SBA Express
Originated	-	0.69	0.69
Acquired in merger	45.54	0.33	45.87
SBA Line of credit
Originated	-	0.69	0.69
Acquired in merger	12.90	0.33	13.23

Other consumer loans (1)	-	-	-

________________________________

(1)

The Company generally maintains an environmental loss factor of 0.21% —0.30% on other consumer loans while historical loss factors range from 0.00% to 12.20% based on loan type. Resulting balances in the allowance for loan losses are immaterial and therefore excluded from the presentation.

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

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at June 30, 2014
	Historical Loss Factors	Environmental Loss Factors(2)	Total
	(Dollars in Thousands)
Residential mortgage loans
Originated	0.03%	0.27%	0.30%
Purchased	2.56	0.75	3.31
Acquired in merger	3.25	0.30	3.55

Home equity loans
Originated	0.11	0.33	0.44
Acquired in merger	0.36	0.30	0.66

Home equity lines of credit
Originated	-	0.33	0.33
Acquired in merger	-	0.30	0.30

Construction loans
1-4 family
Originated	0.09	0.69	0.78
Acquired in merger	-	0.30	0.30
Multi-family
Originated	-	0.69	0.69
Acquired in merger	-	0.30	0.30
Nonresidential
Originated	-	0.69	0.69
Acquired in merger	-	0.30	0.30

Commercial mortgage loans
Multi-family
Originated	-	0.72	0.72
Acquired in merger	-	0.30	0.30
Nonresidential
Originated	0.10	0.72	0.82
Acquired in merger	-	0.30	0.30

Commercial business loans
Secured (1-4 family)
Originated	-	0.69	0.69
Acquired in merger	-	0.30	0.30
Secured (other)
Originated	0.50	0.69	1.19
Purchased	1.19	0.36	1.55
Acquired in merger	0.06	0.30	0.36
Unsecured
Originated	-	0.54	0.54
Acquired in merger	-	0.21	0.21

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at June 30, 2014 (continued)
	Historical Loss Factors	Environmental Loss Factors(2)	Total
	(Dollars in Thousands)
SBA 7A
Originated	-%	0.69%	0.69%
Acquired in merger	18.91	0.33	19.24
SBA Express
Originated	-	0.69	0.69
Acquired in merger	-	0.33	0.33
SBA Line of credit
Originated	-	0.69	0.69
Acquired in merger	0.53	0.33	0.86

Other consumer loans (1)	-	-	-

________________________________

(1)

The Company generally maintains an environmental loss factor of 0.21% —0.30% on other consumer loans while historical loss factors range from 0.00% to 12.20% based on loan type. Resulting balances in the allowance for loan losses are immaterial and therefore excluded from the presentation.

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

Mortgage-backed Securities Available for Sale. Mortgage-backed securities available for sale decreased by $45.7 million to $391.5 million at December 31, 2014 from $437.2 million at June 30, 2014. The net decrease partly reflected security sales totaling $17.2 million during the six months ended December 31, 2014 coupled with cash repayment of principal, net of discount accretion and premium amortization, totaling $38.5 million as well as a $381,000 million decline in the fair value of the portfolio to an unrealized gain of $4.0 million at December 31, 2014 from an unrealized gain of $4.4 million at June 30, 2014. These decreases in the portfolio were partially offset by security purchases totaling $10.4 million.

At December 31, 2014, the available for sale mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held one non-agency mortgage-backed security within the available for sale portfolio whose aggregate carrying value and market value totaled $182,000 and $182,000, respectively. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities available for sale at December 31, 2014 is presented in Note 8 and Note 10 to the unaudited consolidated financial statements.

Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity increased by $26.9 million to $322.5 million at December 31, 2014 from $295.7 million at June 30, 2014. The increase in the portfolio largely reflected purchases of securities totaling $33.2 million that were acquired primarily based upon their Community Reinvestment Act eligibility. This increase was partially offset by cash repayment of principal, net of discount accretion and premium amortization, totaling $6.4 million during the six months ended December 31, 2014.

At December 31, 2014, the held to maturity mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held four non-agency mortgage-backed securities in the held to maturity portfolio whose aggregate carrying values and market values totaled $46,000 and $44,000, respectively. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities held to maturity at December 31, 2014 is presented in Note 9 and Note 10 to the unaudited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, accrued interest receivable, goodwill, bank owned life insurance, deferred income taxes and other miscellaneous assets, increased by $6.8 million to $295.5 million at December 31, 2014 from $288.7 million at June 30, 2014. The increase in other assets partly reflected an increase in the cash surrender value of our bank-owned life insurance policies totaling $1.3 million arising from the corresponding income recognized during the period.  The increase also reflected an obligatory $1.4 million increase in the balance of FHLB stock resulting from additional advances drawn during the period.

The increase in other assets also reflected a $270,000 increase in the balance of real estate owned (“REO”) to $1.9 million at December 31, 2014 from $1.6 million at June 30, 2014 representing the net carrying values of five and seven properties held at the close of each period, respectively.

The remaining increases and decreases in other assets during the six months ended December 31, 2014 generally comprised normal growth or operating fluctuations in their respective balances.

Deposits. The balance of total deposits decreased by $15.1 million to $2.46 billion at December 31, 2014 from $2.48 billion at June 30, 2014. The net decrease in deposit balances included a $15.6 million decrease in non-interest-bearing checking accounts that was partially offset by a $501,000 increase in interest-bearing deposits.  The net increase in interest-bearing deposits comprised a $24.9 million increase in interest-bearing checking accounts that was largely offset by a $8.1 million decrease in savings and club accounts and a $16.3 million decrease in certificates of deposit.

The decrease in non-interest-bearing checking accounts was primarily attributable to the closing of a single commercial deposit relationship whose account balances totaled approximately $11.5 million at June 30, 2014.  The remaining $3.6 million variance in the balance of non-interest-bearing checking reflected normal operating fluctuations in the balance of such accounts.

The change in deposit balances for the period reflected changes in the balances of retail deposits as well as “non-retail” deposits acquired through various wholesale channels. The increase in the balance of interest-bearing checking accounts included a $16.3 million increase in the balance of brokered money market deposits acquired through Promontory’s IND program to $229.8 million or 9.3% of total deposits at December 31, 2014 from $213.5 million or 8.6% of total deposits at June 30, 2014. The terms of the IND program generally establish a reciprocal commitment for Promontory to deliver and for us to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million. Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions. The increase in interest-bearing checking accounts attributable to the fluctuation in IND program deposits was augmented by an $8.6 million increase in retail account balances.

The decrease in savings and club accounts partly reflected the annual close out of holiday club accounts and fluctuating balances of attorney escrow accounts as well as an outflow of funds originally received from an individual customer relating to the sale of their business.

We continued to utilize a deposit listing service through which we attracted “non-brokered” wholesale time deposits targeting institutional investors with a three-to-five year investment horizon. We generally prohibit the withdrawal of our listing service deposits prior to maturity. The balance of our listing service time deposits increased by $16.1 million to $76.7 million or 3.1% of total deposits at December 31, 2014 from $60.6 million or 2.4% of total deposits at June 30, 2014.

We also maintain a small portfolio of longer-term, brokered certificates of deposit that were originally acquired during fiscal 2014 whose balances remained stable at approximately $18.5 million at December 31, 2014 and June 30, 2014. In combination with Promontory IND money market deposits noted above, our brokered deposits totaled $248.3 million or 10.1% of deposits at December 31, 2014 compared to $232.0 million or 9.7% of total deposits at June 30, 2014.

The growth in certificates of deposit acquired through wholesale sources was more than offset by net decrease of $32.4 million in other retail time deposit balances.  The decrease in retail time deposits largely reflected our efforts to manage our cost of deposits which allowed for some controlled outflow of shorter-term time deposits during the six months ended December 31, 2014. However, we did maintain our attractive offering rates on certain longer-term time deposits during that period to attract retail funding within the four-to-five year maturity tranches, which supported our larger goal of extending the duration of time deposits for interest rate risk management purposes.

Borrowings. The balance of borrowings increased by $50.7 million to $563.0 million at December 31, 2014 from $512.3 million at June 30, 2014. The reported increase primarily reflected an additional $75.0 million of FHLB advances drawn primarily to fund a portion of our recent growth in loans. For interest rate risk management purposes, we have utilized interest rate derivatives to effectively swap the rolling 90-day maturity/repricing characteristics of the new borrowings into a fixed rate for five years. This increase was partially offset by the repayments of $17.0 million of FHLB overnight advances and a maturing $3.0 million short-term advance that were outstanding at June 30, 2014.  Borrowing activity for the period also reflected the rollover of other short-term FHLB advances during the period that coincided with the repricing of interest rate swaps that effectively converted such advances into longer-term, fixed rate funding.

The change in borrowing balances also reflected a $4.2 million decrease in the balance of customer sweep accounts to $26.5 million at December 31, 2014, from $30.7 million at June 30, 2014. Sweep accounts are short-term borrowings representing funds that are withdrawn from a customer’s non-interest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities we own.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased by $3.7 million to $26.8 million at December 31, 2014 from $23.1 million at June 30, 2014. The increase in other liabilities primarily reflected a decrease in the fair value of our interest rate derivatives of approximately $3.4 million coupled normal operating fluctuations in the balances of remaining balances of other liabilities.

Stockholders’ Equity. Stockholders’ equity decreased $1.5 million to $493.2 million at December 31, 2014 from $494.7 million at June 30, 2014. The decrease in stockholders’ equity partly reflected the exercise of certain stock options on September 10, 2014. On that date, members of management and the Board of Directors exercised a total of 2,677,740 vested stock options that were granted in 2005 and would otherwise expire in 2015. Pursuant to the terms of the Company’s 2005 Stock Compensation and Incentive Plan, we elected to settle the exercise of all such stock options in cash based upon the difference between the exercise price of the options and the closing price of the Company’s stock on the date of exercise. The net cash proceeds of these exercises resulted in a direct reduction of stockholders’ equity totaling approximately $7.2 million that was partially offset by a reduction of income tax expense of approximately $416,000 during the quarter ended September 30, 2014, and described below. Based on this manner of settlement, no additional shares of the Company’s capital stock were issued in relation to the exercise of these options.

The decrease in stockholders’ equity also reflected a $2.0 million decrease in accumulated other comprehensive loss due primarily to changes in the composition and fair value of the Company’s available for sale securities portfolio and outstanding derivatives whose changes in fair value are reflected in accumulated other comprehensive income on an after tax basis.

The noted decreases in stockholders’ equity were partially offset by $5.1 million in net income for the six months ended December 31, 2014 coupled with a reduction of unearned ESOP shares for plan shares earned during the period. The change in stockholders’ equity also reflected a net decrease in Treasury stock resulting from the re-issuance of 107,382 shares at an average cost of $11.48 resulting from additional exercises of stock options during in the quarter ended September 30, 2014 that preceded the exercise of those discussed above.

Comparison of Operating Results for the Three Months Ended December 31, 2014 and December 31, 2013

General. Net income for the three months ended December 31, 2014 was $2.2 million or $0.03 per diluted share; a decrease of $818,000 from $3.0 million or $0.05 per diluted share for the three months ended December 31, 2013. The decrease in net income reflected increases in non-interest expense and the provision for loan losses coupled with a decrease in non-interest income that were partially offset by an increase in net interest income.  These factors contributed to an overall decrease in pre-tax net income and a corresponding decrease in the provision for income taxes for the period.

Net Interest Income. Net interest income for the three months ended December 31, 2014 was $19.6 million; an increase of $1.1 million from $18.5 million for the three months ended December 31, 2013. The increase in net interest income between the comparative periods resulted from an increase in interest income that was partially offset by an increase in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets that was partially offset by a decline in their yield.   The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with a concurrent increase in their average cost. The reported increase in the average balances of interest-earning assets and interest-bearing liabilities between comparative periods partly reflected the impact of the acquisition of Atlas Bank (“Atlas”) on June 30, 2014.

As a result of these factors, our net interest rate spread decreased eight basis points to 2.25% for the three months ended December 31, 2014 from 2.33% for the three months ended December 31, 2013. The decrease in the net interest rate spread reflected an increase in the average cost of interest-bearing liabilities of five basis points to 0.90% for three months ended December 31, 2014 from 0.85% for the three months ended December 31, 2013 while the yield on earning assets decreased three basis points to 3.15% from 3.18% for the same comparative periods. A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported decrease in our net interest rate spread also affected our net interest margin, which also decreased by eight basis points to 2.38% for the three months ended December 31, 2014 from 2.46% for the three months ended December 31, 2013.

Interest Income. Total interest income increased $2.0 million to $25.9 million for the three months ended December 31, 2014 from $23.9 million for the three months ended December 31, 2013. As noted above, the increase in interest income partly reflected a $286.7 million increase in the average balance of interest-earning assets to $3.29 billion for the three months ended December 31, 2014 from $3.01 billion for the three months ended December 31, 2013.  For those same comparative periods, the yield on earning assets decreased three basis points to 3.15% from 3.18%.

Interest income from loans increased $2.1 million to $18.6 million for the three months ended December 31, 2014 from $16.5 million for the three months ended December 31, 2013. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in their average yield.

The average balance of loans increased by $273.7 million to $1.79 billion for the three months ended December 31, 2014 from $1.51 billion for the three months ended December 31, 2013. The reported increase in the average balance of loans primarily reflected an aggregate increase of $215.9 million in the average balance of commercial loans to $1.10 billion for the three months ended December 31, 2014 from $885.4 million for the three months ended December 31, 2013. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

The increase in the average balance of commercial loans was augmented by a $58.5 million increase in the average balance of residential mortgage loans to $675.1 million for the three months ended December 31, 2014 from $616.6 million for the three months ended December 31, 2013. The increase in the average balance was primarily attributable residential mortgage loans acquired in conjunction with the Atlas acquisition.  Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.

For those same comparative periods, the average balance of other loans, comprising account loans, deposit account overdraft lines of credit and other consumer loans, also increased by $572,000 to $4.9 million from $4.4 million.

The noted increases in the average balances of loans were partially offset by a $1.9 million decrease in the average balance of construction loans which declined to $7.8 million for the three months ended December 31, 2014 from $9.7 million for the three months ended December 31, 2013.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by 19 basis points to 4.17% for the three months ended December 31, 2014 from 4.36% for the three months ended December 31, 2013. The reduction in the overall yield on our loan portfolio partly reflects the effect of low market interest rates which provide “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans. Additionally, the average yield on newly originated loans that have provided the incremental growth in the portfolio between comparative periods also reflects the low interest rates prevalent in the marketplace which further reduces the overall yield of the loan portfolio.

Interest income from mortgage-backed securities decreased by $851,000 to $4.7 million for the three months ended December 31, 2014 from $5.5 million for the three months ended December 31, 2013. The decrease in interest income reflected a decrease in the average balance of mortgage-backed securities coupled with a decrease in their average yield.

The average balance of mortgage-backed securities decreased by $120.1 million to $715.8 million for the three months ended December 31, 2014 from $835.9 million for the three months ended December 31, 2013. The decrease in the average balance of mortgage-backed securities largely reflects principal repayments and security sales that outpaced the level of security purchases between comparative periods.

For those same comparative periods, the average yield on mortgage-backed securities decreased by three basis points to 2.60% from 2.63%. The decrease in the overall yield of the mortgage-backed securities portfolio partly reflected the comparatively lower yields of securities purchased reflecting a modest decrease in market interest rates between comparative periods coupled with the continuing repayment of comparatively higher yielding securities within the portfolio.

Interest income from debt securities increased by $601,000 to $2.3 million for the three months ended December 31, 2014 from $1.7 million for the three months ended December 31, 2013. The increase in interest income reflected an increase in the average balance of debt securities augmented by an increase in their average yield. The average balance of debt securities increased $122.3 million to $636.0 million for the three months ended December 31, 2014 from $513.7 million for the three months ended December 31, 2013. For those same comparative periods, the average yield of debt securities increased 13 basis points to 1.44% from 1.31%.

The increase in the average balance of debt securities was partly attributable to a $117.0 million increase in the average balance of taxable securities to $536.0 million for the three months ended December 31, 2014 from $419.0 million for the three months ended December 31, 2013. For those same comparative periods, the average balance of tax-exempt securities increased by $5.3 million to $100.0 million from $94.7 million.

The increase in the average yield on debt securities reflected a 17 basis point increase in the yield on taxable securities to 1.34% during the three months ended December 31, 2014 from 1.17% during the three months ended December 31, 2013. For those same comparative periods, the yield on tax-exempt securities increased two basis points to 1.96% from 1.94%.

Interest income from other interest-earning assets increased by $90,000 to $328,000 for the three months ended December 31, 2014 from $238,000 for the three months ended December 31, 2013 reflecting an increase in the average yield that was augmented by an increase in the average balance. The average yield of other interest-earning assets increased by 18 basis points to 0.85% for the three months ended December 31, 2014 from 0.67% for the three months ended December 31, 2013. For those same comparative periods, the average balance of other interest-earning assets increased by $10.9 million to $153.8 million from $142.9 million.

The increase in the average balance and average yield on other interest-earning assets between comparative periods partly reflects an increase in the average balance of our investment in FHLB stock arising from additional advances drawn coupled with an increase in its average yield between comparative periods.

Interest Expense. Total interest expense increased by $881,000 to $6.3 million for the three months ended December 31, 2014 from $5.5 million for the three months ended December 31, 2013. As noted earlier, the increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $256.0 million to $2.83 billion for the three months ended December 31, 2014 from $2.57 billion for the three months ended December 31, 2013. For those same comparative periods, the average cost of interest-bearing liabilities increased five basis points to 0.90% from 0.85%.

Interest expense attributed to deposits increased by $378,000 to $4.0 million for the three months ended December 31, 2014 from $3.6 million for the three months ended December 31, 2013. The increase in interest expense was attributable to an increase in the average cost of interest-bearing deposits coupled with an increase in their average balance.

The average cost of interest-bearing deposits increased by three basis points to 0.70% for the three months ended December 31, 2014 from 0.67% for the three months ended December 31, 2013. The net increase in the average cost was primarily attributable to an increase in the average cost of certificates of deposit which increased seven basis points to 1.09% for the three months ended December 31, 2014 from 1.02% for the three months ended December 31, 2013. For those same comparative periods, the average cost of interest-bearing checking accounts and savings and club accounts remained unchanged at 0.53% and 0.16%, respectively.

The increases in the average cost of certificates of deposit largely reflected our efforts to attract and retain accounts with longer terms to maturity for interest rate risk management purposes. Competitive offering rates on longer duration term deposits were made available through both our retail deposit and wholesale funding channels.

The average balance of interest-bearing deposits increased by $112.5 million to $2.26 billion for the three months ended December 31, 2014 from $2.15 billion for the three months ended December 31, 2013. The net increase in the average balance reflected an increase in the average balances of savings and club accounts and certificates of deposit that were partially offset by a decrease in the average balance of interest-bearing checking accounts. For the comparative periods noted, the average balance of savings and club accounts increased by $43.1 million to $510.4 million from $467.3 million and the certificates of deposit increased by $77.6 million to $1.03 billion from $955.6 million while the average balance of interest-bearing checking accounts decreased by $8.2 million to $719.1 million from $727.4 million.

Interest expense attributed to borrowings increased by $503,000 to $2.4 million for the three months ended December 31, 2014 from $1.9 million for the three months ended December 31, 2013. The increase in interest expense on borrowings reflected an increase in their average balance that was partially offset by a decrease in their average cost. The average balance of borrowings increased by $143.5 million to $567.2 million for the three months ended December 31, 2014 from $423.7 million for the three months ended December 31, 2013. For those same comparative periods, the average cost of borrowings decreased by nine basis points to 1.67% from 1.76%.

The increase in the average balance of borrowings largely reflected a $147.8 million increase in the average balance of FHLB advances which increased to $536.6 million for the three months ended December 31, 2014 from $388.7 million for the three months ended December 31, 2013. For those same comparative periods, the average cost of FHLB advances decreased 13 basis points to 1.74% from 1.87%. The noted increase in the average balance of FHLB advances was partially offset by a $4.4 million decrease in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $30.6 million from $35.0 million. The average cost of sweep accounts remained unchanged at 0.50% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses increased by $1.2 million to $1.7 million for the three months ended December 31, 2014 from $559,000 for the three months ended December 31, 2013.  The increase in the provision for the quarter ended December 31, 2014 was partly attributable to an increase in specific losses recognized on nonperforming loans individually reviewed for impairment.  However, the increase also reflected a greater amount of recoveries credited back to the allowance for loan losses during the quarter ended December 31, 2013 that reduced the required provision expense for that earlier comparative period.

The increase in the provision for loan losses also reflected updates to environmental and historical loss factors used in the Company’s allowance for loan loss calculations at December 31, 2014.  Changes to environmental loss factors primarily reflected continued growth in the Company’s commercial mortgage loan and business loan portfolios while updates to historical factors reflected the effects of an increase in net charge off activity for the quarter ended December 31, 2014 on the two-year average charge off rates used in those calculations.  The updates to these loss factors resulted in an overall increase in provision for loan losses on the non-impaired portion of the loan portfolio that is evaluated collectively for impairment.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended December 31, 2014 is presented in Note XX to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2014 and June 30, 2013 presented earlier.

Non-Interest Income. Non-interest income, excluding security sale gains and losses on the sale and write-down of REO, remained stable at $1.71 million for the three month periods ended December 31, 2014 and December 31, 2013.  The overall stability in non-interest income reflected the effects of several offsetting factors including a net increase in fees and service charges attributable to an increase loan prepayment fees that more than offset a net decline in deposit-related service fees.  Non-interest income for the three months ended December 31, 2014 also included $9,000 in gains on SBA loans during the three months ended December 31, 2014 for which no such gains were recognized during the three months ended December 31, 2013.

These noted increases in non-interest income were partially offset by a $53,000 decrease in income from bank-owned life insurance attributable to a decline in the net yield recognized on the underlying policies coupled with a $38,000 decrease in electronic banking fees and charges primarily attributable to a decline in ATM-related fees and charges collected between comparative periods.  Additionally, miscellaneous income decreased $16,000 between comparative periods partly reflecting normal operating fluctuations within that category coupled with a non-recurring net loss relating to the disposal of ATM equipment during the three months ended December 31, 2014 for which no such losses were recognized during the earlier comparative period.

In addition to the changes in non-interest income noted above, we also recognized net security sale gains totaling $7,000 during the quarter ended December 31, 2014 compared to $226,000 of such gains recognized during the quarter ended December 31, 2013.  We also recognized $5,000 gain on sale of REO during the three months ended December 31, 2014 for which no related sale gains or losses were recognized during the earlier comparative period.

Non-Interest Expenses. Non-interest expense increased $963,000 to $16.5 million for the three months ended December 31, 2014 from $15.6 million for the three months ended December 31, 2013. The net increase in non-interest expense primarily reflected increases in salary and employee benefit expense and premises occupancy expense that were partially offset by a decrease in advertising and marketing expense. Less noteworthy variances in other categories of non-interest expense such as equipment and systems expense, federal deposit insurance expense, director compensation expense and miscellaneous expense reflected normal growth or operating fluctuations within those categories.

Salaries and employee benefits increased by $865,000 to $9.6 million for the three months ended December 31, 2014 from $8.7 million for the three months ended December 31, 2013.  The increase partly reflected overall increases in wage and salary expense and benefits expense attributable to our strategic efforts to expand our commercial lending origination and support staff. The increase also included the recognition of additional compensation costs resulting from the acquisition of Atlas on June 30, 2014. Such costs included the ongoing wages and salary expense of retained staff as well as a portion of the expected severance costs resulting from the acquisition.

The increase in salaries and benefits also reflected an increase in non-executive compensation expense arising from the realignment of the Company’s annual employee performance assessment and compensation review process from a calendar year to fiscal year cycle. Additionally, the increase reflected the Company’s adoption and implementation of the Senior Management Incentive Compensation Plan during fiscal 2015. Through this plan, senior and executive management’s annual bonus compensation is based directly on the Company’s actual fiscal year performance in relation to specific corporate profitability, growth and risk management goals and objectives outlined in its business plan.

The noted increase also reflected an increase in ESOP expense attributable to the increase in our share value between comparative periods coupled with an increase in stock benefit plan expenses attributable to stock options and shares of restricted stock granted to employees during the fourth quarter of fiscal 2014.

The noted increases in salaries and employee benefits were partially offset by adjustments to accrued employee pension expense during the quarter ended December 31, 2014 arising from changes to actuarial assumptions relating to the Company’s multi-employer defined benefit pension plan for employees.  Such adjustments have reduced the required contributions and associated expense to be recognized during the fiscal year ending June 30, 2015.

The reported increase in premises occupancy expense was partly attributable to an increase in property tax expense arising from the recognition of certain municipal property tax refunds during the earlier comparative period arising from successful tax appeals.  The increase also generally reflected higher levels of non-capitalized facility repair and maintenance charges during the current period.

The noted increases in non-interest expense were partially offset by a decrease in advertising and marketing expenses reflecting a temporary reduction of such expenses in anticipation of increased expenditures during the latter half of fiscal 2015 supporting the Bank’s name change and forthcoming re-branding strategy that is expected to be initiated during the quarter ending March 31, 2015.

Provision for Income Taxes. The provision for income taxes decreased by $431,000 to $870,000 for the three months ended December 31, 2014 from $1.3 million for the three months ended December 31, 2013 primarily reflecting the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.

Our effective tax rate during the three months ended December 31, 2014 was 28.6% which, in relation to statutory income tax rates, reflected the effects of tax-favored income sources included in pre-tax income. By comparison, our effective tax rate for the three months ended December 31, 2013 was 30.3% which generally reflected those same tax-favored income sources.

Comparison of Operating Results for the Six Months Ended December 31, 2014 and December 31, 2013

General. Net income for the six months ended December 31, 2014 was $5.1 million or $0.08 per diluted share; a decrease of $481,000 from $5.6 million or $0.08 per diluted share for the six months ended December 31, 2013. The decrease in net income reflected increases in non-interest expense and the provision for loan losses coupled with a decrease in non-interest income that were partially offset by an increase in net interest income.  These factors contributed to an overall decrease in pre-tax net income and a corresponding decrease in the provision for income taxes for the period.

Net Interest Income. Net interest income for the six months ended December 31, 2014 was $39.1 million; an increase of $2.4 million from $36.7 million for the six months ended December 31, 2013. The increase in net interest income between the comparative periods resulted from an increase in interest income that was partially offset by an increase in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets that was partially offset by a decline in their yield.   The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with a concurrent increase in their average cost. The reported increase in the average balances of interest-earning assets and interest-bearing liabilities between comparative periods partly reflected the impact of the Atlas acquisition on June 30, 2014.

As a result of these factors, our net interest rate spread decreased eight basis points to 2.27% for the six months ended December 31, 2014 from 2.35% for the six months ended December 31, 2013. The decrease in the net interest rate spread reflected an increase in the average cost of interest-bearing liabilities of six basis points to 0.89% for six months ended December 31, 2014 from 0.83% for the six months ended December 31, 2013 while the yield on earning assets decreased two basis points to 3.16% from 3.18% for the same comparative periods. A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported decrease in our net interest rate spread also affected our net interest margin which also decreased by eight basis points to 2.39% for the six months ended December 31, 2014 from 2.47% for the six months ended December 31, 2013.

Interest Income. Total interest income increased $4.4 million to $51.6 million for the six months ended December 31, 2014 from $47.2 million for the six months ended December 31, 2013. As noted above, the increase in interest income partly reflected a $294.4 million increase in the average balance of interest-earning assets to $3.27 billion for the six months ended December 31, 2014 from $2.97 billion for the six months ended December 31, 2013.  For those same comparative periods, the yield on earning assets decreased two basis points to 3.16% from 3.18%.

Interest income from loans increased $4.7 million to $37.1 million for the six months ended December 31, 2014 from $32.3 million for the six months ended December 31, 2013. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in their average yield.

The average balance of loans increased by $297.6 million to $1.77 billion for the six months ended December 31, 2014 from $1.47 billion for the six months ended December 31, 2013. The reported increase in the average balance of loans primarily reflected an aggregate increase of $237.4 million in the average balance of commercial loans to $1.08 billion for the six months ended December 31, 2014 from $843.1 million for the six months ended December 31, 2013. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

The increase in the average balance of commercial loans was augmented by a $62.9 million increase in the average balance of residential mortgage loans to $677.1 million for the six months ended December 31, 2014 from $614.2 million for the six months ended December 31, 2013. The increase in the average balance was primarily attributable to residential mortgage loans acquired in conjunction with the Atlas acquisition.  Our residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit.

For those same comparative periods, the average balance of other loans, comprising account loans, deposit account overdraft lines of credit and other consumer loans, also increased by $459,000 to $4.8 million from $4.4 million.

The noted increases in the average balances of loans were partially offset by a $3.1 million decrease in the average balance of construction loans which declined to $7.4 million for the six months ended December 31, 2014 from $10.5 million for the six months ended December 31, 2013.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by 21 basis points to 4.19% for the six months ended December 31, 2014 from 4.40% for the six months ended December 31, 2013. The reduction in the overall yield on our loan portfolio partly reflects the effect of low market interest rates which provides “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans. Additionally, the average yield on newly originated loans that have provided the incremental growth in the portfolio between comparative periods also reflects the low interest rates prevalent in the marketplace which further reduces the overall yield of the loan portfolio.

Interest income from mortgage-backed securities decreased by $1.6 million to $9.4 million for the six months ended December 31, 2014 from $11.1 million for the six months ended December 31, 2013. The decrease in interest income reflected a decrease in the average balance of mortgage-backed securities that was partially offset by an increase in their average yield.

The average balance of mortgage-backed securities decreased by $132.0 million to $722.9 million for the six months ended December 31, 2014 from $854.9 million for the six months ended December 31, 2013. The decrease in the average balance of mortgage-backed securities largely reflects principal repayments and security sales that outpaced the level of security purchases between comparative periods.

For those same comparative periods, the average yield on mortgage-backed securities increased by two basis points to 2.61% from 2.59%. The increase in the overall yield of the mortgage-backed securities portfolio partly reflected the comparatively higher yields of securities purchased reflecting a modest increase in market interest rates between comparative periods.  More notably, the increase in yield also reflected a decrease in purchased premium amortization resulting from a decline in loan prepayments attributable to the noted increase in market rates and the resulting decline in “rate reduction” refinancing incentive to mortgagors.

Interest income from debt securities increased by $1.1 million to $4.5 million for the six months ended December 31, 2014 from $3.4 million for the six months ended December 31, 2013. The increase in interest income reflected an increase in the average balance of debt securities augmented by an increase in their average yield. The average balance of debt securities increased $116.9 million to $632.0 million for the six months ended December 31, 2014 from $515.2 million for the six months ended December 31, 2013. For those same comparative periods, the average yield of debt securities increased 10 basis points to 1.42% from 1.32%.

The increase in the average balance of debt securities was partly attributable to a $111.0 million increase in the average balance of taxable securities to $532.3 million for the six months ended December 31, 2014 from $421.3 million for the six months ended December 31, 2013. For those same comparative periods, the average balance of tax-exempt securities increased by $5.8 million to $99.7 million from $93.9 million.

The increase in the average yield on debt securities reflected a 14 basis point increase in the yield on taxable securities to 1.33% during the six months ended December 31, 2014 from 1.19% during the six months ended December 31, 2013. For those same comparative periods, the yield on tax-exempt securities increased one basis point to 1.96% from 1.95%.

Interest income from other interest-earning assets increased by $189,000 to $625,000 for the six months ended December 31, 2014 from $436,000 for the six months ended December 31, 2013 reflecting an increase in the average yield that was augmented by an increase in the average balance. The average yield of other interest-earning assets increased by 21 basis points to 0.88% for the six months ended December 31, 2014 from 0.67% for the six months ended December 31, 2013. For those same comparative periods, the average balance of other interest-earning assets increased by $12.0 million to $142.2 million from $130.2 million.

The increase in the average balance and average yield on other interest-earning assets between comparative periods partly reflects an increase in the average balance of our investment in FHLB stock arising from additional advances drawn coupled with an increase in its average yield between comparative periods.

Interest Expense. Total interest expense increased by $1.9 million to $12.5 million for the six months ended December 31, 2014 from $10.6 million for the six months ended December 31, 2013. As noted earlier, the increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $259.0 million to $2.80 billion for the six months ended December 31, 2014 from $2.54 billion for the six months ended December 31, 2013. For those same comparative periods, the average cost of interest-bearing liabilities increased six basis points to 0.89% from to 0.83%.

Interest expense attributed to deposits increased by $592,000 to $7.8 million for the six months ended December 31, 2014 from $7.2 million for the six months ended December 31, 2013. The increase in interest expense was attributable to an increase in the average cost of interest-bearing deposits coupled with an increase in their average balance.

The average cost of interest-bearing deposits increased by two basis points to 0.69% for the six months ended December 31, 2014 from 0.67% for the six months ended December 31, 2013. The net increase in the average cost was primarily attributable to an increase in the average cost of certificates of deposit which increased four basis points to 1.07% for the six months ended December 31, 2014 from 1.03% for the six months ended December 31, 2013. For those same comparative periods, the average cost of interest-bearing checking accounts and savings and club accounts remained unchanged at 0.53% and 0.16%, respectively.

The increases in the average cost of certificates of deposit largely reflected our efforts to attract and retain accounts with longer terms to maturity for interest rate risk management purposes. Competitive offering rates on longer duration term deposits were made available through both our retail deposit and wholesale funding channels.

The average balance of interest-bearing deposits increased by $103.3 million to $2.26 billion for the six months ended December 31, 2014 from $2.15 billion for the six months ended December 31, 2013. The net increase in the average balance reflected an increase in the average balances of savings and club accounts and certificates of deposit that were partially offset by a decrease in the average balance of interest-bearing checking accounts. For the comparative periods noted, the average balance of savings and club accounts increased by $44.8 million to $512.7 million from $467.9 million and the certificates of deposit increased by $70.5 million to $1.03 billion from $959.0 million while the average balance of interest-bearing checking accounts decreased by $12.1 million to $715.5 million from $727.6 million.

Interest expense attributed to borrowings increased by $1.4 million to $4.7 million for the six months ended December 31, 2014 from $3.3 million for the six months ended December 31, 2013. The increase in interest expense on borrowings primarily reflected an increase in their average balance.  The average balance of borrowings increased by $155.7 million to $540.0 million for the six months ended December 31, 2014 from $384.2 million for the six months ended December 31, 2013. For those same comparative periods, the average cost of borrowings remained stable at 1.74%.

The increase in the average balance of borrowings largely reflected a $160.8 million increase in the average balance of FHLB advances which increased to $509.9 million for the six months ended December 31, 2014 from $349.0 million for the six months ended December 31, 2013. For those same comparative periods, the average cost of FHLB advances decreased five basis points to 1.81% from 1.86%. The noted increase in the average balance of FHLB advances was partially offset by a $5.1 million decrease in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $30.1 million from $35.2 million. The average cost of sweep accounts remained unchanged at 0.50% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses increased by $863,000 to $2.6 million for the six months ended December 31, 2014 from $1.7 million for the six months ended December 31, 2013.  The increase in the provision for the six months ended December 31, 2014 was partly attributable to an increase in specific losses recognized on nonperforming loans individually reviewed for impairment.  However, the increase also reflected a greater amount of recoveries credited back to the allowance for loan losses during the six months ended December 31, 2013 that reduced the required provision expense for that earlier comparative period.

The increase in the provision for loan losses also reflected updates to environmental and historical loss factors used in the Company’s allowance for loan loss calculations at December 31, 2014.  Changes to environmental loss factors primarily reflected continued growth in the Company’s commercial mortgage loan and business loan portfolios while updates to historical factors reflected the effects of an increase in net charge off activity for the six months ended December 31, 2014 on the two-year average charge off rates used in those calculations.  The updates to these loss factors resulted in an overall increase in provision for loan losses on the non-impaired portion of the loan portfolio that is evaluated collectively for impairment.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the six months ended December 31, 2014 is presented in Note 11 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2014 and June 30, 2014 presented earlier.

Non-Interest Income. Non-interest income, excluding security sale gains and losses on the sale and write-down of REO, decreased by $126,000 to $3.4 million for the six months ended December 31, 2014 from $3.6 million for the six months ended December 31, 2013.  The decrease in non-interest income reflected a $103,000 decrease in income from bank-owned life insurance attributable to a decline in the net yield recognized on the underlying policies coupled with a $98,000 decrease in electronic banking fees and charges primarily attributable to a decline in ATM-related fees and charges collected between comparative periods.  The decrease in non-interest income also reflected a $44,000 decrease in gains on SBA loans to $9,000 for the six months ended December 31, 2014 from $53,000 for the six months ended December 31, 2013 attributable to a decrease in SBA loans originated and sold between comparative periods.

These noted decreases in non-interest income were partially offset by a net increase in fees and service charges attributable to an increase loan prepayment fees that more than offset a net decline in deposit-related service fees.  Additionally, miscellaneous income increased by $10,000 between comparative periods partly reflecting normal operating fluctuations within that category coupled with a non-recurring net gain relating to the disposal of ATM equipment during the six months ended December 31, 2014 for which no such gains were recognized during the earlier comparative period.

In addition to the changes in non-interest income noted above, we also recognized net security sale gains totaling $7,000 during the six months ended December 31, 2014 compared to $226,000 of such gains recognized during the six months ended December 31, 2013.  We also recognized net losses totaling $146,000 arising from the write down and sale of REO during the six months ended December 31, 2014 compared to net gains of $1,000 recognized on REO disposals during the earlier comparative period.

Non-Interest Expenses. Non-interest expense increased by $2.5 million to $33.3 million for the six months ended December 31, 2014 from $30.8 million for the six months ended December 31, 2013. The net increase in non-interest expense primarily reflected increases in salary and employee benefit expense, premises occupancy expense and miscellaneous expense that were partially offset by a decrease in advertising and marketing expense. Less noteworthy variances in other categories of non-interest expense such as equipment and systems expense, federal deposit insurance expense and director compensation expense reflected normal growth or operating fluctuations within those categories.

Salaries and employee benefits increased by $2.0 million to $19.7 million for the six months ended December 31, 2014 from $17.7 million for the six months ended December 31, 2013.  The increase partly reflected overall increases in wage and salary expense and benefits expense attributable to our strategic efforts to expand our commercial lending origination and support staff. The increase also included the recognition of additional compensation costs resulting from the acquisition of Atlas on June 30, 2014. Such costs included the ongoing wages and salary expense of retained staff as well as a portion of the expected severance costs resulting from the acquisition.

The increase in salaries and benefits also reflected an increase in non-executive compensation expense arising from the realignment of the Company’s annual employee performance assessment and compensation review process from a calendar year to fiscal year cycle. Additionally, the increase reflected the Company’s adoption and implementation of the Senior Management Incentive Compensation Plan during fiscal 2015. Through this plan, senior and executive management’s annual bonus compensation is based directly on the Company’s actual fiscal year performance in relation to specific corporate profitability, growth and risk management goals and objectives outlined in its business plan.

The noted increase also reflected an increase in ESOP expense attributable to the increase in our share value between comparative periods coupled with an increase in stock benefit plan expenses attributable to stock options and shares of restricted stock granted to employees during the fourth quarter of fiscal 2014.

The noted increases in salaries and employee benefits were partially offset by adjustments to accrued employee pension expense during the quarter ended December 31, 2014 arising from changes to actuarial assumptions relating to the Company’s multi-employer defined benefit pension plan for employees.  Such adjustments have reduced the required contributions and associated expense to be recognized during the fiscal year ending June 30, 2015.

Finally, the variance in salaries and employee benefits reflected an increase in employer payroll tax expense attributable to the taxable compensation recognized by certain employees resulting from the exercise of stock options during the quarter ended September 30, 2014, as discussed earlier.

The increase in premises occupancy expense generally reflected higher levels of non-capitalized facility repair and maintenance charges between comparative periods.

The increase in miscellaneous expense was partly attributable to an increase in professional and consulting service fees including, but not limited to, those relating to personnel recruitment expenses supporting expansion of our commercial lending resources as well as certain consulting expenses relating to our forthcoming second step conversion that are not considered direct costs of the stock offering and are therefore expensed as incurred.  Such increases also include additional audit and income tax-related expenses arising from the Company’s acquisition of Atlas.

The noted increases in non-interest expense were partially offset by a decrease in advertising and marketing expenses reflecting a temporary reduction of such expenses in anticipation of increased expenditures during the latter half of fiscal 2015 supporting the Bank’s name change and forthcoming re-branding strategy that is expected to be initiated during the quarter ending March 31, 2015.

Provision for Income Taxes. The provision for income taxes decreased by $899,000 to $1.4 million for the six months ended December 31, 2014 from $2.3 million for the six months ended December 31, 2013.  As discussed earlier, the variance was partly attributable to a $416,000 reduction in income tax expense arising from the exercise of stock options during the quarter ended September 30, 2014.  The remaining variance in income tax expense between comparative periods primarily reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.

Our effective tax rate during the six months ended December 31, 2014 was 21.8% which, in relation to statutory income tax rates, reflected the non-recurring effect of the option exercises that reduced income tax expense during the period as well as the recurring effects of tax-favored income sources included in pre-tax income.  By comparison, our effective tax rate for the six months ended December 31, 2013 was 29.4% which reflected those same tax-favored income sources.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Toward that end, we generally maintain cash and cash equivalents whose balances decreased by $38.6 million to $96.4 million at December 31, 2014 from $135.0 million at June 30, 2014.  The decrease in cash and cash equivalents reflects our effort to further reduce the opportunity cost of maintaining the level of short-term liquid assets in excess of that needed for liquidity management and contingency funding purposes.

Investments that formally qualify as liquid assets are supplemented by our portfolio of securities classified as available for sale whose balances at December 31, 2014 included $391.5 million of mortgage-backed securities and $420.5 million of debt securities that can readily be sold if necessary.

At December 31, 2014, the Company had outstanding commitments to originate and purchase loans totaling approximately $39.9 million compared to $29.2 million at June 30, 2014. Construction loans in process and unused lines of credit were $6.2 million and $55.4 million, respectively, at December 31, 2014 compared to $6.4 million and $59.8 million, respectively, at June 30, 2014. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $517,000 and $519,000 at December 31, 2014 and June 30, 2014, respectively.

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

As noted earlier, for the six months ended December 31, 2014, the balance of total deposits decreased by $15.1 million to $2.46 billion, partly reflecting fluctuating balances of the Company’s wholesale deposits as well as its active management of deposit pricing during the period to extend the duration of term deposits for interest rate risk management purposes while supporting net interest spread and margin. The balance of certificates of deposit with maturities of greater than 12 months increased to $470.4 million at December 31, 2014 compared to $455.7 million at June 30, 2014 with such balances representing 46.1% and 43.9% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of December 31, 2014, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $536.4 million. Of these advances, $145.0 million represent long-term, fixed-rate advances maturing in 2023 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $15.7 million representing three separate advances maturing during the fiscal years 2016, 2017 and 2018. Short-term FHLB advances at December 31, 2014 included $375.0 million of 90-day, fixed-rate borrowings. The remaining $718,000 of advances represents one fixed-rate, amortizing advance maturing in 2021.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances. Such borrowings are an option available to management if funding needs change or to lengthen liabilities. Most of the Bank’s mortgage-backed and debt securities are held in safekeeping at the FHLB of New York with a majority being available as collateral if necessary. In addition to the FHLB advances, the Bank has other borrowings totaling $26.5 million at December 31, 2014 representing overnight “sweep account” balances linked to customer demand deposits.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2014, the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at December 31, 2014 and June 30, 2014, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2014
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$373,712	19.73%	$151,503	8.00%	$189,379	10.00%
Tier 1 capital (to risk-weighted assets)	361,128	19.07%	75,752	4.00%	113,627	6.00%
Tier 1 capital (to adjusted total assets)	361,128	10.51%	137,435	4.00%	171,794	5.00%
Tangible capital (to adjusted total assets)	361,128	10.51%	51,538	1.50%	-	-%

	At June 30, 2014
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Total capital (to risk-weighted assets)	$376,343	20.45%	$147,232	8.00%	$184,040	10.00%
Tier 1 capital (to risk-weighted assets)	363,956	19.78%	73,616	4.00%	110,424	6.00%
Tier 1 capital (to adjusted total assets)	363,956	10.75%	135,420	4.00%	169,275	5.00%
Tangible capital (to adjusted total assets)	363,956	10.75%	50,783	1.50%	-	-%

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule to revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the international Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies (“banking organizations”).  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank intend to exercise.  The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the bank organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements.  The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of January 1, 2015.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At December 31, 2014, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

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

Regarding the risk to our earnings, movements in interest rates significantly influence the amount of net interest income we recognized. Net interest income is the difference between:

●	the interest income recorded on our interest-earning assets, such as loans, securities and other interest-earning assets; and
●	the interest expense recorded on our interest-bearing liabilities, such as interest-bearing deposits and borrowings.

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

With respect to the maturity and re-pricing of our interest-bearing liabilities, at December 31, 2014, $550.6 million or 53.9% of our certificates of deposit mature within one year with an additional $169.1 million or 16.6% maturing after one year but within two years. The remaining $301.3 million, or 29.5% of certificates, at December 31, 2014 have remaining terms to maturity exceeding two years. Based on current market interest rates, the majority of these certificates are projected to re-price to a level at or below their current rates to the extent they remain with us at maturity and are renewed at the same original term to maturity.

Excluding fair value adjustments, the balance of FHLB advances totaled $536.4 million at December 31, 2014 and comprises both short-term and long-term advances with fixed rates of interest. Short-term FHLB advances generally have original maturities of less than one year and may include overnight borrowings which Kearny Bank typically utilizes to address short term funding needs as they arise. At December 31, 2014, Kearny Bank had a total of $375.0 million of short-term FHLB advances comprising 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. Based on this presumption, Kearny Bank has utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for period of five years.

Long-term advances generally include term advances with original maturities of greater than one year. At December 31, 2014, our outstanding balance of long-term FHLB advances totaled $161.4 million. Such advances included $160.7 million of fixed-rate, non-amortizing advances as well as a $718,000 fixed-rate amortizing advance.

With respect to the maturity and re-pricing of our interest-earning assets, at December 31, 2014, $54.5 million, or 3.0% of our total loans will reach their contractual maturity dates within one year with the remaining $1.76 billion, or 97.0% of total loans having remaining terms to contractual maturity in excess of one year. Of loans maturing after one year, $1.05 billion had fixed rates of interest while the remaining $713.8 million had adjustable rates of interest with such loans representing 59.5% and 40.5% of total loans, respectively.

At December 31, 2014, $6.3 million or 0.5% of our securities will reach their contractual maturity dates within one year with the remaining $1.35 billion, or 99.5% of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $959.3 million comprising 70.8% of our total securities had fixed rates of interest while the remaining $388.8 million comprising 28.7% of our total securities had adjustable or floating rates of interest.

At December 31, 2014, mortgage-related assets, including mortgage loans and mortgage-backed securities, totaled $2.43 billion and comprise 74.3% of total earning assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, have a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

We generally retained our liability sensitivity throughout the first six months of fiscal 2015 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages, decreased during the period. Specifically, our cumulative one-year gap percentage changed to (13.22)% at December 31, 2014 from (12.08)% at June 30, 2014 while our cumulative three-year gap percentage changed to (10.07)% from (14.20)% over those same comparative periods.  Our one-year and three-year gap measures do not currently reflect the effect of our interest rate derivatives and the effective extension of liability duration arising from their use as cash flow hedges.

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

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on our interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates in recent years compared to the lesser concurrent reductions in shorter term market interest rates that affect the cost of our interest-bearing liabilities. In particular, our ability to further reduce the cost of our interest-bearing deposits is increasingly limited since most deposit offering rates are already well below 1.00% at December 31, 2014. Moreover, our liability sensitivity may adversely affect net income in the future when market interest rates ultimately increase from their historical lows and our cost of interest-bearing liabilities may rise faster than our yield on interest-earning assets.

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

As illustrated in the tables below, our EVE would be negatively impacted by an increase in interest rates. This result is expected given our liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of our interest-bearing liabilities compared with that of our interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of our assets compared to the beneficial impact arising from the reduced present value of our liabilities. Hence, our EVE and EVE ratio decline in the increasing interest rate scenarios. Historically low interest rates at December 31, 2014 and June 30, 2014 precluded the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of our internal EVE analysis as of December 31, 2014 and June 30, 2014, respectively.

	At December 31, 2014
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates (1)	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	295,042	(142,315)	(33)%	9.30%	(336)	bps
+200 bps	347,851	(89,506)	(20)%	10.64%	(202)	bps
+100 bps	399,927	(37,430)	(9)%	11.89%	(77)	bps
0 bps	437,357	-	-	12.66%	-

	At June 30, 2014
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates (1)	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	221,884	(196,106)	(47)%	7.20%	(509)	bps
+200 bps	297,815	(120,175)	(29)%	9.34%	(295)	bps
+100 bps	365,983	(52,007)	(12)%	11.11%	(118)	bps
0 bps	417,990	-	-	12.29%	-

__________________________________

(1)	The (100) bps, (200) bps and (300) bps scenarios are not shown due to the low prevailing interest rate environment.

As seen in the table above, the dollar amount of EVE and the EVE ratio increased between comparative periods across all scenarios modeled while the sensitivity of those measures to movements in interest rates between comparative periods declined.

There are numerous internal and external factors that may contribute to changes in an institution’s EVE ratio and its sensitivity. Internally, changes in the composition and allocation of an institution’s balance sheet and the interest rate risk characteristics of its components can significantly alter the exposure to interest rate risk as quantified by the changes in the EVE sensitivity measures. Toward that end, the decrease in EVE sensitivity partly reflects the aggregate effects of the various balance sheet management strategies we have undertaken to reduce our exposure to interest rate risk.  However, changes to certain external factors, most notably changes in the level of market interest rates and overall shape of the yield curve, can significantly alter the projected cash flows of the institution’s interest-earning assets and interest-costing liabilities and the associated present values thereof. Changes in internal and external factors from period to period can complement one another’s effects to reduce overall sensitivity, partly or wholly offset one another’s effects, or exacerbate one another’s adverse effects and thereby increase the institution’s exposure to interest rate risk as quantified by EVE sensitivity measures.

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

As illustrated in the tables below, our net interest income would be negatively impacted by a parallel upward shift in the yield curve. Like the EVE results presented earlier, this result is generally expected given our liability sensitivity noted earlier. However, the tables below reflect a decrease in the sensitivity of net interest income to movements in interest rates between the comparative periods as analyzed from this earnings-based perspective. As above, such decreases partly reflect the aggregate effects of the various balance sheet management strategies we have undertaken to reduce our exposure to interest rate risk while also reflecting the effects of changes in the level of market interest rates and overall shape of the yield curve.

			At December 31, 2014
			Net Interest Income ("NII")
Change in Interest Rates (1)	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(In Thousands)
+300 bps	Static	One Year	75,111	(902)	(1.19)%
+200 bps	Static	One Year	75,381	(632)	(0.83)%
+100 bps	Static	One Year	75,451	(562)	(0.74)%
0 bps	Static	One Year	76,013	-	-%

			At June 30, 2014
			Net Interest Income ("NII")
Change in Interest Rates (1)	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(In Thousands)
+300 bps	Static	One Year	74,726	(2,512)	(3.25)%
+200 bps	Static	One Year	75,506	(1,732)	(2.24)%
+100 bps	Static	One Year	76,140	(1,098)	(1.42)%
0 bps	Static	One Year	77,238	-	-%

__________________________________

(1)	The (100) bps, (200) bps and (300) bps scenarios are not shown due to the low prevailing interest rate environment.

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

During the quarter ended December 31, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings
At December 31, 2014, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended June 30, 2014 previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2014	-	$-	-	699,740
November 1-30, 2014	-	$-	-	699,740
December 1-31, 2014	-	$-	-	699,740
Total	-	$-	-	699,740

____________________

(1)	On December 2, 2013, the Company announced the authorization of an eighth repurchase program for up to 762,640 shares or 5% of shares outstanding which remains in effect at December 31, 2014.
ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

3.1	Charter of Kearny Financial Corp. (1)
3.2	By-laws of Kearny Financial Corp. (2)
4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
10.1	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
10.2	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)
10.3	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
10.4	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
10.5	Employment Agreement between Kearny Financial Corp. and Craig L. Montanaro (3)
10.6	Directors Consultation and Retirement Plan (1)
10.7	Benefit Equalization Plan for Pension Plan (1)
10.8	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
10.9	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (4)
10.10	Kearny Federal Savings Bank Director Life Insurance Agreement (5)
10.11	Kearny Federal Savings Bank Executive Life Insurance Agreement (5)
10.12	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer (6)
31.1	Certification by Craig L. Montanaro pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Eric B. Heyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Craig L. Montanaro pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Eric B. Heyer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
(2)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2008 (File No. 000-51093).
(3)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2014 (File No. 000-51093).
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204).
(5)	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005 (File No. 000-51093).
(6)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on June 30, 2011 (File No. 000-51093).

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date: January 30, 2015	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: January 30, 2015	By:	/s/ Eric B. Heyer
Eric B. Heyer
Executive Vice President and
Chief Financial Officer
(Principal financial and accounting officer)