Form 10-Q
period 2015-03-31
Kearny Financial Corp.
filed 2015-05-11
CIK 1295664

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 8, 2015.

$0.10 par value common stock — 67,375,247 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	March 31, 2015	June 30, 2014
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$13,231	$14,403
Interest-bearing deposits in other banks	107,725	120,631
Cash and Cash Equivalents	120,956	135,034
Debt securities available for sale (amortized cost $423,249 and $411,228)	421,543	407,898
Debt securities held to maturity (fair value $218,678 and $213,472)	218,925	216,414
Loans receivable, including unamortized yield adjustments of $(65) and $(1,397)	1,992,371	1,741,471
Less allowance for loan losses	(14,087)	(12,387)
Net Loans Receivable	1,978,284	1,729,084
Mortgage-backed securities available for sale (amortized cost $366,201 and $432,802)	372,617	437,223
Mortgage-backed securities held to maturity (fair value $306,868 and $293,781)	299,945	295,658
Premises and equipment	39,629	40,105
Federal Home Loan Bank of New York ("FHLB") stock	31,881	25,990
Accrued interest receivable	9,688	9,013
Goodwill	108,591	108,591
Bank owned life insurance	89,823	88,820
Deferred income tax assets, net	12,389	10,314
Other assets	9,458	5,865
Total Assets	$3,713,729	$3,510,009

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$217,894	$224,054
Interest-bearing	2,287,172	2,255,887
Total Deposits	2,505,066	2,479,941
Borrowings	669,580	512,257
Advance payments by borrowers for taxes	8,806	9,001
Other liabilities	34,536	14,134
Total Liabilities	3,217,988	3,015,333

Stockholders' Equity
Preferred stock, $0.10 par value, 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.10 par value, 75,000,000 shares authorized; 73,781,587 issued; 67,375,247 and 67,267,865 outstanding, respectively	7,378	7,378
Paid-in capital	225,602	231,870
Retained earnings	345,325	336,355
Unearned Employee Stock Ownership Plan shares; 278,827 shares and 387,924 shares, respectively	(2,788)	(3,879)
Treasury stock, at cost; 6,406,340 shares and 6,513,722 shares, respectively	(73,535)	(74,768)
Accumulated other comprehensive loss	(6,241)	(2,280)
Total Stockholders' Equity	495,741	494,676
Total Liabilities and Stockholders' Equity	$3,713,729	$3,510,009

See notes to unaudited consolidated financial statements

  KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Interest Income
Loans	$19,240	$16,892	$56,293	$49,217
Mortgage-backed securities	4,934	4,987	14,364	16,046
Debt securities:
Taxable	1,838	1,308	5,365	3,807
Tax-exempt	501	460	1,476	1,374
Other interest-earning assets	356	309	981	745
Total Interest Income	26,869	23,956	78,479	71,189
Interest Expense
Deposits	3,953	3,599	11,771	10,825
Borrowings	2,351	1,876	7,045	5,212
Total Interest Expense	6,304	5,475	18,816	16,037
Net Interest Income	20,565	18,481	59,663	55,152
Provision for Loan Loses	1,761	880	4,351	2,607
Net Interest Income after Provision for Loan Losses	18,804	17,601	55,312	52,545
Non-Interest Income
Fees and service charges	826	513	2,256	1,834
Gain on sale of securities	-	830	7	1,056
Gain on sale of loans	82	27	91	80
Loss on sale and write down of real estate owned	(510)	(71)	(656)	(70)
Income from bank owned life insurance	2,063	668	3,369	2,077
Electronic banking fees and charges	218	237	760	877
Miscellaneous	447	181	597	321
Total Non-Interest Income	3,126	2,385	6,424	6,175
Non-Interest Expense
Salaries and employee benefits	9,817	9,098	29,481	26,774
Net occupancy expense of premises	2,229	2,106	5,666	5,375
Equipment and systems	1,954	3,168	5,918	7,097
Advertising and marketing	423	332	799	891
Federal deposit insurance premium	630	582	1,826	1,712
Directors' compensation	164	173	525	517
Merger-related expenses	-	190	-	190
Miscellaneous	2,175	1,866	6,468	5,798
Total Non-Interest Expense	17,392	17,515	50,683	48,354
Income before Income Taxes	4,538	2,471	11,053	10,366
Income taxes	660	685	2,083	3,007
Net Income	$3,878	$1,786	$8,970	$7,359

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net Income per Common Share (EPS)
Basic	$0.06	$0.03	$0.13	$0.11
Diluted	$0.06	$0.03	$0.13	$0.11
Weighted Average Number of Common Shares Outstanding
Basic	67,078	65,684	67,032	65,797
Diluted	67,092	65,782	67,146	65,829

Dividends Declared Per Common Share	$-	$-	$-	$-

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net Income	$3,878	$1,786	$8,970	$7,359

Other Comprehensive (Loss) Income:

Net unrealized gain on securities available for sale, net of deferred income tax expense (benefit) of:
2015 $1,485, $1,310;
2014 $3,231, $(571)	2,176	6,263	2,315	213

Net loss on securities transferred from available for sale to held to maturity, net of deferred income tax benefit of:
2015 $(9), $(9);
2014 $0, $0	(13)	-	(11)	-

Net realized gain on securities available for sale, net of income tax expense of:
2015 $0, $(3);
2014 $(340), $(433)	-	(490)	(4)	(623)

Fair value adjustments on derivatives, net of deferred income tax benefit of:
2015 $(2,836), $(4,198);
2014 $(930), $(1,026)	(4,107)	(1,347)	(6,079)	(1,487)

Benefit plan adjustments, net of deferred income tax expense (benefit) of:
2015 $8, $(124);
2014 $3, $340	11	7	(182)	495

Total Other Comprehensive (Loss) Income	(1,933)	4,433	(3,961)	(1,402)

Total Comprehensive Income	$1,945	$6,219	$5,009	$5,957

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended March 31, 2014

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Loss	Total
Balance - June 30, 2013	66,501	$7,274	$215,722	$326,167	$(5,334)	$(71,983)	$(4,139)	$467,707
Net Income	-	-	-	7,359	-	-	-	7,359
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	-	(1,402)	(1,402)
ESOP shares committed to be released (108 shares)	-	-	126	-	1,091	-	-	1,217
Stock option expense	-	-	30	-	-	-	-	30
Treasury stock purchases	(386)	-	-	-	-	(4,020)	-	(4,020)
Treasury stock reissued	36	-	45	-	-	415	-	460
Restricted stock plan shares earned (12 shares)	-	-	126	-	-	-	-	126
Balance - March 31, 2014	66,151	$7,274	$216,049	$333,526	$(4,243)	$(75,588)	$(5,541)	$471,477

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended March 31, 2015

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Loss	Total
Balance - June 30, 2014	67,268	$7,378	$231,870	$336,355	$(3,879)	$(74,768)	$(2,280)	$494,676
Net Income	-	-	-	8,970	-	-	-	8,970
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	-	(3,961)	(3,961)
ESOP shares committed to be released (108 shares)	-	-	455	-	1,091	-	-	1,546
Stock option expense	-	-	124	-	-	-	-	124
Treasury stock reissued	107	-	132	-	-	1,233	-	1,365
Restricted stock plan shares earned (18 shares)	-	-	209	-	-	-	-	209
Settlement of stock options with cash in lieu of shares	-	-	(7,188)	-	-	-	-	(7,188)
Balance - March 31, 2015	67,375	$7,378	$225,602	$345,325	$(2,788)	$(73,535)	$(6,241)	$495,741

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$8,970	$7,359
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,210	1,958
Net amortization of premiums, discounts and loan fees and costs	1,709	2,273
Deferred income taxes	1,272	146
Realized gain on bargain purchase	(370)	-
Amortization of intangible assets	124	93
Amortization of benefit plans’ unrecognized net loss	57	32
Provision for loan losses	4,351	2,607
Loss on write-down and sales of real estate owned	656	70
Realized gain on sale of loans	(91)	(80)
Proceeds from sale of loans	1,089	817
Realized loss on sale of debt securities available for sale	594	1,294
Realized gain on sale of mortgage-backed securities available for sale	(601)	(2,350)
Realized gain on disposition of premises and equipment	(13)	-
Increase in cash surrender value of bank owned life insurance	(1,936)	(2,077)
ESOP, stock option plan and restricted stock plan expenses	1,879	1,373
Increase in interest receivable	(675)	(887)
(Increase) decrease in other assets	(14,301)	345
Increase in interest payable	20	71
Increase in other liabilities	20,079	1,760
Net Cash Provided by Operating Activities	25,023	14,804

Cash Flows from Investing Activities:
Purchase of debt securities available for sale	(52,528)	(108,850)
Proceeds from sale of debt securities available for sale	39,444	54,075
Proceeds from repayments of debt securities available for sale	516	497
Purchase of debt securities held to maturity	(7,696)	(4,315)
Proceeds from calls and maturities of debt securities held to maturity	4,857	1,468
Proceeds from repayments of debt securities held to maturity	167	341
Purchase of loans	(161,666)	(107,969)
Net increase in loans receivable	(94,174)	(185,209)
Proceeds from sale of real estate owned	1,047	1,219
Purchases of mortgage-backed securities available for sale	(10,384)	(45,076)
Principal repayments on mortgage-backed securities available for sale	58,520	93,195
Proceeds from sale of mortgage-backed securities available for sale	17,780	87,728
Purchases of mortgage-backed securities held to maturity	(35,296)	-
Principal repayments on mortgage-backed securities held to maturity	30,383	1,247
Purchase of FHLB stock	(11,430)	(24,120)
Redemption of FHLB stock	5,539	15,348
Proceeds from sale of premises and equipment	49	-
Additions to premises and equipment	(1,769)	(3,105)
Proceeds from repayment of BOLI cash surrender value	933	-
Adjustment to cash acquired in merger	53	-
Net Cash Used in Investing Activities	$(215,655)	$(223,526)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Nine Months Ended March 31,
	2015	2014

Cash Flows from Financing Activities:
Net increase in deposits	$25,234	$26,187
Repayment of term FHLB advances	(1,053,070)	(500,066)
Proceeds from term FHLB advances	1,225,000	700,000
Net change in overnight borrowings	(17,000)	(5,000)
Increase (decrease) in other short-term borrowings	2,408	(1,410)
(Decrease) increase in advance payments by borrowers for taxes	(195)	969
Purchase of common stock of Kearny Financial Corp. for treasury	-	(4,020)
Issuance of common stock of Kearny Financial Corp. from treasury	1,365	460
Payment of cash for exercise of stock options	(7,188)	-
Net Cash Provided by Financing Activities	176,554	217,120
Net (Decrease) Increase in Cash and Cash Equivalents	(14,078)	8,398
Cash and Cash equivalents - Beginning	135,034	127,034
Cash and Cash equivalents - Ending	$120,956	$135,432

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$1,825	$5,522
Interest	$18,744	$15,966

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$1,465	$848
Fair value of assets acquired, net of cash and cash equivalents acquired	$317	$-

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

2.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three- month and nine-month periods ended March 31, 2015, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended March 31, 2015			Nine Months Ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)
Net income	$3,878			$8,970
Basic earnings per share, income available to common stockholders	$3,878	67,078	$0.06	$8,970	67,032	$0.13
Effect of dilutive securities:
Stock options	-	14		-	114
	$3,878	67,092	$0.06	$8,970	67,146	$0.13

	Three Months Ended March 31, 2014			Nine Months Ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)
Net income	$1,786			$7,359
Basic earnings per share, income available to common stockholders	$1,786	65,684	$0.03	$7,359	65,797	$0.11
Effect of dilutive securities:
Stock options	-	98		-	32
	$1,786	65,782	$0.03	$7,359	65,829	$0.11

During the three and nine months ended March 31, 2015, the average number of options which were considered anti-dilutive totaled approximately 162,333 and 177,555, respectively. During the three and nine months ended March 31, 2014, the average number of options which were considered anti-dilutive totaled approximately 1,915,850 and 1,964,126, respectively.

4.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2015, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

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

Following the completion of the conversion, under the rules of the Federal Reserve Bank (“FRB”), the Bank will not be permitted to pay dividends on its capital stock to the Company, its sole shareholder, if the Company’s shareholders’ equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. The Company has incurred approximately $2.1 million in such costs through December 31, 2014.

On May 5, 2015, the stockholders of the Company and members of Kearny MHC approved the plan of conversion and reorganization.  Additionally, on May 5, 2015, the Company’s stockholders and Kearny MHC’s members each approved the establishment and funding of the KearnyBank Foundation with a contribution of 500,000 shares of New Kearny common stock and

$5.0 million in cash.  The transactions contemplated by the Plan remain subject to approval by the Board of Governors of the Federal Reserve System.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, however, on April 1, 2015 the FASB proposed to defer the effective date by one year.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

7.     STOCK REPURCHASE PLANS

On December 2, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan to acquire up to 762,640 shares, or 5%, of the Company’s outstanding stock held by persons other than Kearny MHC. Through March 31, 2015, the Company has repurchased a total of 62,900 shares in accordance with this repurchase plan at a total cost of approximately $700,000 and at an average cost per share of $11.13.

8.     SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at March 31, 2015 and June 30, 2014 and stratification by contractual maturity of debt securities available for sale at March 31, 2015 are presented below:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$7,581	$122	$14	$7,689
Obligations of state and political subdivisions	27,519	243	152	27,610
Asset-backed securities	87,584	1,065	216	88,433
Collateralized loan obligations	128,616	95	953	127,758
Corporate bonds	163,056	492	1,198	162,350
Trust preferred securities	8,893	20	1,210	7,703
Total debt securities	423,249	2,037	3,743	421,543

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	30,184	69	153	30,100
Federal National Mortgage Association	47,357	99	509	46,947
Non-agency securities	178	-	2	176
Total collateralized mortgage obligations	77,719	168	664	77,223

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	2,632	260	-	2,892
Federal Home Loan Mortgage Corporation	163,758	3,466	372	166,852
Federal National Mortgage Association	109,385	3,566	198	112,753
Total residential pass-through securities	275,775	7,292	570	282,497

Commercial pass-through securities:
Federal National Mortgage Association	12,707	190	-	12,897
Total commercial pass-through securities	12,707	190	-	12,897

Total mortgage-backed securities	366,201	7,650	1,234	372,617

Total securities available for sale	$789,450	$9,687	$4,977	$794,160

	March 31, 2015
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$20,015	$20,123
Due after one year through five years	20,700	20,362
Due after five years through ten years	153,030	152,371
Due after ten years	229,504	228,687
Total	$423,249	$421,543

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$4,159	$48	$2	$4,205
Obligations of state and political subdivisions	27,537	9	773	26,773
Asset-backed securities	87,480	663	827	87,316
Collateralized loan obligations	120,089	-	517	119,572
Corporate bonds	163,076	617	1,459	162,234
Trust preferred securities	8,887	32	1,121	7,798
Total debt securities	411,228	1,369	4,699	407,898

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	33,505	-	485	33,020
Federal National Mortgage Association	51,277	12	1,249	50,040
Non-agency securities	210	-	-	210
Total collateralized mortgage obligations	84,992	12	1,734	83,270

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	3,055	221	-	3,276
Federal Home Loan Mortgage Corporation	196,882	3,937	1,929	198,890
Federal National Mortgage Association	147,873	4,750	836	151,787
Total residential pass-through securities	347,810	8,908	2,765	353,953

Total mortgage-backed securities	432,802	8,920	4,499	437,223

Total securities available for sale	$844,030	$10,289	$9,198	$845,121

During the nine months ended March 31, 2015, proceeds from sales of securities available for sale totaled $57.2 million and resulted in gross gains of $601,000 and gross losses of $594,000. Proceeds from sales of securities available for sale during the nine months ended March 31, 2014, totaled $141.8 million and resulted in gross gains of $2,891,000 and gross losses of $1,835,000.

At March 31, 2015 and June 30, 2014, securities available for sale with carrying values of approximately $63.0 million and $76.1 million, respectively, were utilized as collateral for borrowings through the FHLB of New York. As of those same dates, securities available for sale with total carrying values of approximately $1.5 million and $1.8 million, respectively, were pledged to secure public funds on deposit.

At March 31, 2015, the Company’s available for sale mortgage-backed securities were secured by residential and commercial mortgage loans with original contractual maturities of ten to thirty years. At June 30, 2014, the Company’s available for sale mortgage-backed securities were secured by residential mortgage loans only with original contractual maturities of ten to thirty years. The effective lives of mortgage-backed securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities. Investors in mortgage pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers. By comparison, collateralized mortgage obligations generally represent individual tranches within a larger investment vehicle that is designed to distribute cash flows received on securitized mortgage loans to investors in a manner determined by the overall terms and structure of the investment vehicle and those applying to the individual tranches within that structure.

9.     SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities held to maturity at March 31, 2015 and June 30, 2014 and stratification by contractual maturity of debt securities held to maturity at March 31, 2015 are presented below:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$144,186	$1	$379	$143,808
Obligations of state and political subdivisions	74,739	443	312	74,870
Total debt securities	218,925	444	691	218,678

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	18	2	-	20
Federal National Mortgage Association	232	26	-	258
Non-agency securities	44	-	1	43
Total collateralized mortgage obligations	294	28	1	321

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	8	1	-	9
Federal Home Loan Mortgage Corporation	245	16	-	261
Federal National Mortgage Association	128,298	2,840	18	131,120
Total residential pass-through securities	128,551	2,857	18	131,390

Commercial pass-through securities:
Government National Mortgage Association	10,208	54	-	10,262
Federal National Mortgage Association	160,892	4,023	20	164,895
Total commercial pass-through securities	171,100	4,077	20	175,157

Total mortgage-backed securities	299,945	6,962	39	306,868

Total securities held to maturity	$518,870	$7,406	$730	$525,546

	March 31, 2015
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$5,372	$5,379
Due after one year through five years	152,032	151,628
Due after five years through ten years	37,631	37,737
Due after ten years	23,890	23,934
Total	$218,925	$218,678

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$144,349	$6	$1,408	$142,947
Obligations of state and political subdivisions	72,065	15	1,555	70,525
Total debt securities	216,414	21	2,963	213,472

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	20	2	-	22
Federal National Mortgage Association	264	30	-	294
Non-agency securities	54	-	1	53
Total collateralized mortgage obligations	338	32	1	369

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	9	-	-	9
Federal Home Loan Mortgage Corporation	283	4	-	287
Federal National Mortgage Association	114,276	140	83	114,333
Total residential pass-through securities	114,568	144	83	114,629

Commercial pass-through securities:
Federal National Mortgage Association	180,752	73	2,042	178,783
Total commercial pass-through securities	180,752	73	2,042	178,783

Total mortgage-backed securities	295,658	249	2,126	293,781

Total securities held to maturity	$512,072	$270	$5,089	$507,253

There were no sales of securities held to maturity during the nine months ended March 31, 2015 and March 31, 2014.

At March 31, 2015 and June 30, 2014, securities held to maturity with carrying values of approximately $127.4 million and $128.1 million, respectively, were utilized as collateral for borrowings from the FHLB of New York. As of those same dates, securities held to maturity with total carrying values of approximately $7.9 million and $4.5 million, respectively, were pledged to secure public funds on deposit.

At March 31, 2015 and June 30, 2014, the Company’s held to maturity mortgage-backed securities were secured by both residential and commercial mortgage loans with original contractual maturities of ten to thirty years. The effective lives of mortgage-backed securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities. Investors in mortgage pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers. By comparison, collateralized mortgage obligations generally represent individual tranches within a larger investment vehicle that is designed to distribute cash flows received on securitized mortgage loans to investors in a manner determined by the overall terms and structure of the investment vehicle and those applying to the individual tranches within that structure.

10.     IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at March 31, 2015 and June 30, 2014. The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing certain impairments as “temporary” versus those identified as “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the “available for sale” and “held to maturity” portfolios, except where specifically noted.

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:

U.S. agency securities	$1,549	$9	$716	$5	$2,265	$14
Obligations of state and political subdivisions	5,505	46	3,025	106	8,530	152
Asset-backed securities	-	-	30,100	216	30,100	216
Collateralized loan obligations	98,321	951	4,982	2	103,303	953
Corporate bonds	39,772	228	54,082	970	93,854	1,198
Trust preferred securities	-	-	6,683	1,210	6,683	1,210
Collateralized mortgage obligations	176	1	54,708	663	54,884	664
Residential pass-through securities	4	-	52,629	570	52,633	570
Total	$145,327	$1,235	$206,925	$3,742	$352,252	$4,977

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:

U.S. agency securities	$826	$1	$84	$1	$910	$2
Obligations of state and political subdivisions	946	3	23,140	770	24,086	773
Asset-backed securities	28,404	630	25,169	197	53,573	827
Collateralized loan obligations	84,705	270	24,829	247	109,534	517
Corporate bonds	19,790	210	53,811	1,249	73,601	1,459
Trust preferred securities	-	-	6,766	1,121	6,766	1,121
Collateralized mortgage obligations	21,806	219	50,028	1,515	71,834	1,734
Residential pass-through securities	-	-	123,666	2,765	123,666	2,765
Total	$156,477	$1,333	$307,493	$7,865	$463,970	$9,198

The number of available for sale securities with unrealized losses at March 31, 2015 totaled 73 and included five U.S. agency securities, 24 municipal obligations, four asset-backed securities, 16 collateralized loan obligations, seven corporate obligations, four trust preferred securities and 13 mortgage-backed securities comprising six collateralized mortgage obligations and seven residential pass-through securities. The number of available for sale securities with unrealized losses at June 30, 2014 totaled 111 and included four U.S. agency securities, 63 municipal obligations, five asset-backed securities, 16 collateralized loan obligations, six corporate obligations, four trust preferred securities and 13 mortgage-backed securities comprising six collateralized mortgage obligations and seven residential pass-through securities.

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:

U.S. agency securities	$-	$-	$142,953	$379	$142,953	$379
Obligations of state and political subdivisions	15,843	75	8,086	237	23,929	312
Collateralized mortgage obligations	18	-	24	1	42	1
Residential pass-through securities	2,064	18			2,064	18
Commercial pass-through securities	9,769	20	-	-	9,769	20
Total	$27,694	$113	$151,063	$617	$178,757	$730

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:

U.S. agency securities	$-	$-	$141,919	$1,408	$141,919	$1,408
Obligations of state and political subdivisions	5,808	36	57,056	1,519	62,864	1,555
Collateralized mortgage obligations	30	1	-	-	30	1
Residential pass-through securities	59,993	83	-	-	59,993	83
Commercial pass-through securities	56,234	230	96,937	1,812	153,171	2,042
Total	$122,065	$350	$295,912	$4,739	$417,977	$5,089

The number of held to maturity securities with unrealized losses at March 31, 2015 totaled 73 and included seven U.S. agency securities, 59 municipal obligations and seven mortgage-backed securities comprising four collateralized mortgage obligations, two commercial pass-through securities and one residential pass-through security.  The number of held to maturity securities with unrealized losses at June 30, 2014 totaled 198 and included seven U.S. agency securities, 137 municipal obligations and 54 mortgage-backed securities comprising three collateralized mortgage obligations, 26 residential pass-through securities and 25 commercial pass-through securities.

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

At March 31, 2015 and June 30, 2014, the Company held no securities on which credit-related OTTI had been recognized in earnings. The following discussion summarizes the Company’s rationale for recognizing the impairments reported in the tables above as “temporary” versus “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

Mortgage-backed Securities.

The carrying value of the Company’s mortgage-backed securities totaled $672.6 million at March 31, 2015 and comprised 51.2% of total investments and 18.1% of total assets as of that date. This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies and/or government-sponsored entities (“GSEs”) such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities. Those guarantees were strengthened during the 2008-2009 financial crisis at which time Fannie Mae and Freddie Mac were placed into receivership by the federal government. Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at March 31, 2015 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Moreover, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. In light of the factors noted, the Company does not consider its U.S. agency and GSE mortgage-backed securities with unrealized losses at March 31, 2015 to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies and GSEs, the Company held a nominal balance of non-agency mortgage-backed securities at March 31, 2015. Unlike agency and GSE mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity. Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle. Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans. The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

The applicable securities generally maintained their credit-ratings at levels supporting the investment grade assessment by the Company. The Company has the stated ability and intent to “hold to maturity” those securities at March 31, 2015 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. In light of the factors noted, the Company does not consider its non-agency mortgage-backed securities with unrealized losses at March 31, 2015 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Debt Securities.

The carrying value of the Company’s U.S. agency debt securities totaled $151.9 million at March 31, 2015 and comprised 11.6% of total investments and 4.1% of total assets as of that date. Such securities included U.S. agency debentures and securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government agency.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at March 31, 2015 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. In light of the factors noted, the Company does not consider its balance of U.S. agency securities with unrealized losses at March 31, 2015 to be “other-than-temporarily” impaired as of that date.

Obligations of State and Political Subdivisions.

The carrying value of the Company’s securities representing obligations of state and political subdivisions totaled $102.3 million at March 31, 2015 and comprised 7.8% of total investments and 2.8% of total assets as of that date. Such securities primarily include fixed-rate, bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts. The portfolio also includes a nominal balance of non-rated bond anticipation notes (“BANs”) comprising short-term obligations issued by New Jersey municipalities with whom the Company maintains or seeks to maintain deposit relationships. At March 31, 2015, the fair value of each of the Company’s BANs equaled or exceeded their respective carrying values resulting in no reported impairment on those securities as of that date.

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

At March 31, 2015, each of the Company’s impaired municipal obligations were consistently rated by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Financial Services (“S&P”) well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “A” or higher by S&P and/or “A2” or higher by Moody’s, where rated by those agencies. In the absence of such ratings, the Company relies upon its own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at March 31, 2015 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date. In light of the factors noted, the Company does not consider its balance of obligations of state and political subdivisions with unrealized losses at March 31, 2015 to be “other-than-temporarily” impaired as of that date.

Asset-backed Securities.

The carrying value of the Company’s asset-backed securities totaled $88.4 million at March 31, 2015 and comprised 6.7% of total investments and 2.4% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees. The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle. Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans. The Company’s securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” by S&P at March 31, 2015.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of March 31, 2015. In light of the factors noted, the Company does not consider its balance of asset-backed securities with unrealized losses at March 31, 2015 to be “other-than-temporarily” impaired as of that date.

Collateralized Loan Obligations.

The outstanding balance of the Company’s collateralized loan obligations totaled $127.8 million at March 31, 2015 and comprised 9.7% of total investments and 3.4% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities comprised of securitized commercial loans to large U.S. corporations. The Company’s securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle. Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.

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

At March 31, 2015, each of the Company’s impaired collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment, with such ratings equaling “AA” or higher by S&P and “Aa2” or higher by Moody’s, where rated by those agencies.

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

At March 31, 2015, the Company’s entire portfolio of collateralized loan obligations remains compliant with the Volcker Rule in that regard. As such, the Company concluded that the possibility of being required to sell its collateralized loan obligations prior to their anticipated recovery is currently unlikely which is further reinforced by the overall strength of the Company’s liquidity, asset quality and capital position as of that date. Moreover, the Company does not otherwise intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost at March 31, 2015.

The Company has also reviewed the underlying security agreements for each of its collateralized loan obligations to determine if the terms of such agreements could potentially allow for the inclusion of ineligible assets within the security’s structure in the future.

To the extent the agreements contained such provisions and could or would not be modified by the issuer to ensure ongoing compliance with the Volcker Rule, the Bank sold such securities during the first half of fiscal 2015.

In light of the factors noted, the Company does not consider its balance of collateralized loan obligations with unrealized losses at March 31, 2015 to be “other-than-temporarily” impaired as of that date.

Corporate Bonds.

The carrying value of the Company’s corporate bonds totaled $162.4 million at March 31, 2015 and comprised 12.4% of total investments and 4.4% of total assets as of that date. This category of securities is comprised entirely of floating-rate corporate debt obligations of large financial institutions.

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

At March 31, 2015, each of the Company’s impaired corporate bonds were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “A-” or higher by S&P and/or “Baa1” or higher by Moody’s, where rated by those agencies.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of March 31, 2015. In light of the factors noted, the Company does not consider its balance of corporate bonds with unrealized losses at March 31, 2015 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities.

The carrying value of the Company’s trust preferred securities totaled $7.7 million at March 31, 2015 and comprised less than one percent of total investments and total assets as of that date. The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of March 31, 2015, that were originally issued by four separate financial institutions. As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

At March 31, 2015, the Company owned two securities at an amortized cost of $3.0 million that were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment. The securities were originally issued through Chase Capital II and currently represent de facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors, including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three-month LIBOR plus a margin. Based upon the historically low level of short-term market interest rates, the current yield on these securities is comparatively low. Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at March 31, 2015.

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

The Company’s evaluation of the unrealized loss associated with these securities considered a variety of factors to determine if any portion of the impairment was credit-related at March 31, 2015. Factors generally considered in such evaluations included the financial strength and viability of the issuer and its parent company, the security’s historical performance through prior business and economic cycles, rating consistency or variability among rating companies, the security’s current and anticipated status regarding payment default or deferral of contractual payments to investors and the impact of these factors on the present value of the security’s expected future cash flows in relation to its amortized cost basis.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of March 31, 2015. In light of the factors noted, the Company does not consider its investments in trust preferred securities with unrealized losses at March 31, 2015 to be “other-than-temporarily” impaired as of that date.

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

At March 31, 2015, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $10,610,000 and $9,022,000, respectively. By comparison, at June 30, 2014, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $11,778,000 and $10,138,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $1,947,000 and $2,374,000 at March 31, 2015 and June 30, 2014, respectively.

The balance of the allowance for loan losses at March 31, 2015 and June 30, 2014 included approximately $88,000 and $98,000 of valuation allowances, respectively, for a specifically identified impairment attributable to acquired credit-impaired loans. The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition, net of any charge offs recognized during that time.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the three and nine months ended March 31, 2015 and March 31, 2014.

	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015
	(In Thousands)	(In Thousands)
Beginning balance	$1,684	$1,891
Accretion to interest income	(379)	(586)
Disposals	-	-
Reclassifications from nonaccretable difference	-	-
Ending balance	$1,305	$1,305

	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
	(In Thousands)	(In Thousands)
Beginning balance	$2,123	$741
Accretion to interest income	(60)	(172)
Disposals	-	-
Reclassifications from nonaccretable difference	-	1,494
Ending balance	$2,063	$2,063

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

The following tables present the balance of the allowance for loan losses at March 31, 2015 and June 30, 2014 based upon the calculation methodology described above. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the three and nine months ended March 31, 2015 and 2014. Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable
at March 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Originated and purchased loans:
Loans individually evaluated for impairment	$130	$381	$-	$43	$14	$-	$-	$568
Loans collectively evaluated for impairment	2,018	8,978	27	933	203	34	19	12,212
Allowance for loan losses on originated and purchased loans	2,148	9,359	27	976	217	34	19	12,780

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	-	-	-	88	-	-	-	88
Other acquired loans individually evaluated for impairment	-	138	-	79	-	-	-	217
Acquired loans collectively evaluated for impairment	13	338	4	541	64	41	1	1,002
Allowance for loan losses on loans acquired at fair value	13	476	4	708	64	41	1	1,307

Total allowance for loan losses	$2,161	$9,835	$31	$1,684	$281	$75	$20	$14,087

Allowance for Loan Losses and Loans Receivable
Period Ended March 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended March 31, 2015:

At December 31, 2014:
Allocated	$2,310	$8,392	$59	$1,407	$314	$80	$22	$12,584
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	2,310	8,392	59	1,407	314	80	22	12,584

Total charge offs	(183)	-	-	(38)	(38)	-	(1)	(260)
Total recoveries	-	-	-	2	-	-	-	2
Total allocated provisions	34	1,443	(28)	313	5	(5)	(1)	1,761
Total unallocated provisions	-	-	-	-	-	-	-	-

At March 31, 2015:
Allocated	2,161	9,835	31	1,684	281	75	20	14,087
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,161	$9,835	$31	$1,684	$281	$75	$20	$14,087

Allowance for Loan Losses and Loans Receivable
Period Ended March 31, 2015 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the nine months ended March 31, 2015:

At June 30, 2014:
Allocated	$2,729	$7,737	$67	$1,284	$460	$88	$22	$12,387
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	2,729	7,737	67	1,284	460	88	22	12,387

Total charge offs	(1,620)	(612)	-	(489)	(77)	-	(1)	(2,799)
Total recoveries	141	-	-	7	-	-	-	148
Total allocated provisions	911	2,710	(36)	882	(102)	(13)	(1)	4,351
Total unallocated provisions	-	-	-	-	-	-	-	-

At March 31, 2015:
Allocated	2,161	9,835	31	1,684	281	75	20	14,087
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,161	$9,835	$31	$1,684	$281	$75	$20	$14,087

Allowance for Loan Losses and Loans Receivable
Period Ended March 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended March 31, 2014:

At December 31, 2013:
Allocated	$3,274	$6,574	$71	$1,042	$435	$74	$23	$11,493
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	3,274	6,574	71	1,042	435	74	23	11,493

Total charge offs	(296)	-	-	-	-	-	-	(296)
Total recoveries	7	-	-	2	2	-	-	11
Total allocated provisions	8	681	(11)	176	27	1	(2)	880
Total unallocated provisions	-	-	-	-	-	-	-	-

At March 31, 2014:
Allocated	2,993	7,255	60	1,220	464	75	21	12,088
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,993	$7,255	$60	$1,220	$464	$75	$21	$12,088

Allowance for Loan Losses and Loans Receivable
Period Ended March 31, 2014 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the nine months ended March 31, 2014:

At June 30, 2013:
Allocated	$3,660	$5,359	$81	$1,218	$490	$76	$12	$10,896
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	3,660	5,359	81	1,218	490	76	12	10,896

Total charge offs	(804)	(34)	-	(1,080)	(34)	-	(29)	(1,981)
Total recoveries	32	525	-	7	2	-	-	566
Total allocated provisions	105	1,405	(21)	1,075	6	(1)	38	2,607
Total unallocated provisions	-	-	-	-	-	-	-	-

At March 31, 2014:
Allocated	2,993	7,255	60	1,220	464	75	21	12,088
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,993	$7,255	$60	$1,220	$464	$75	$21	$12,088

Allowance for Loan Losses and Loans Receivable
at March 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Originated and purchased loans:
Loans individually evaluated for impairment	$11,021	$4,089	$-	$1,881	$1,038	$17	$-	$18,046
Loans collectively evaluated for impairment	482,648	1,136,177	2,907	66,905	63,420	10,860	4,120	1,767,037
Total originated and purchased loans	493,669	1,140,266	2,907	68,786	64,458	10,877	4,120	1,785,083

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	727	322	-	7,973	-	-	-	9,022
Other acquired loans individually evaluated for impairment	330	4,239	2,329	1,924	525	948	-	10,295
Acquired loans collectively evaluated for impairment	63,062	89,034	349	19,103	5,994	10,403	91	188,036
Total loans acquired at fair value	64,119	93,595	2,678	29,000	6,519	11,351	91	207,353

Total loans	$557,788	$1,233,861	$5,585	$97,786	$70,977	$22,228	$4,211	1,992,436
Unamortized yield adjustments								(65)
Loans receivable, including unamortized yield adjustments								$1,992,371

Allowance for Loan Losses and Loans Receivable
at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Originated and purchased loans:
Loans individually evaluated for impairment	$528	$404	$-	$-	$75	$-	$-	$1,007
Loans collectively evaluated for impairment	2,172	6,760	29	352	272	35	21	9,641
Allowance for loan losses on originated and purchased loans	2,700	7,164	29	352	347	35	21	10,648

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	-	-	-	98	-	-	-	98
Other acquired loans individually evaluated for impairment	-	165	-	346	57	-	-	568
Acquired loans collectively evaluated for impairment	29	408	38	488	56	53	1	1,073
Allowance for loan losses on loans acquired at fair value	29	573	38	932	113	53	1	1,739

Total allowance for loan losses	$2,729	$7,737	$67	$1,284	$460	$88	$22	$12,387

Allowance for Loan Losses and Loans Receivable
at June 30, 2014 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Originated and purchased loans:
Loans individually evaluated for impairment	$11,923	$5,403	$-	$1,263	$1,010	$17	$-	$19,616
Loans collectively evaluated for impairment	494,522	873,340	3,619	31,326	66,163	10,529	4,248	1,483,747
Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	742	1,071	-	8,325	-	-	-	10,138
Other acquired loans individually evaluated for impairment	-	1,895	1,448	2,456	692	964	-	7,455
Acquired loans collectively evaluated for impairment	73,425	102,046	2,214	23,891	7,746	12,500	90	221,912
Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	1,742,868
Unamortized yield adjustments								(1,397)
Loans receivable, including unamortized yield adjustments								$1,741,471

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at March 31, 2015 and June 30, 2014.

Credit-Rating Classification of Loans Receivable
at March 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Non-classified	$481,483	$1,134,882	$2,907	$66,765	$63,233	$10,680	$4,117	$1,764,067
Classified:
Special Mention	833	259	-	59	57	180	-	1,388
Substandard	11,353	4,854	-	1,962	1,168	17	3	19,357
Doubtful	-	271	-	-	-	-	-	271
Loss	-	-	-	-	-	-	-	-
Total classified loans	12,186	5,384	-	2,021	1,225	197	3	21,016
Total originated and purchased loans	493,669	1,140,266	2,907	68,786	64,458	10,877	4,120	1,785,083

Loans acquired at fair value:
Non-classified	62,071	84,202	-	14,448	5,817	9,915	63	176,516
Classified:
Special Mention	374	3,731	349	7,225	76	243	25	12,023
Substandard	1,674	5,662	2,329	7,321	626	1,193	3	18,808
Doubtful	-	-	-	6	-	-	-	6
Loss	-	-	-	-	-	-	-	-
Total classified loans	2,048	9,393	2,678	14,552	702	1,436	28	30,837
Total loans acquired at fair value	64,119	93,595	2,678	29,000	6,519	11,351	91	207,353

Total loans	$557,788	$1,233,861	$5,585	$97,786	$70,977	$22,228	$4,211	$1,992,436

Credit-Rating Classification of Loans Receivable
at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Non-classified	$492,531	$872,063	$3,461	$31,301	$66,016	$10,352	$4,247	$1,479,971
Classified:
Special Mention	1,626	357	158	25	146	84	1	2,397
Substandard	12,288	6,039	-	1,263	1,011	110	-	20,711
Doubtful	-	284	-	-	-	-	-	284
Loss	-	-	-	-	-	-	-	-
Total classified loans	13,914	6,680	158	1,288	1,157	194	1	23,392
Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value:
Non-classified	73,425	96,758	-	18,946	7,582	12,003	71	208,785
Classified:
Special Mention	-	4,600	353	4,602	45	245	16	9,861
Substandard	742	3,654	3,309	11,118	811	1,216	3	20,853
Doubtful	-	-	-	6	-	-	-	6
Loss	-	-	-	-	-	-	-	-
Total classified loans	742	8,254	3,662	15,726	856	1,461	19	30,720
Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

Contractual Payment Status of Loans Receivable
at March 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Current	$486,566	$1,138,013	$2,907	$67,222	$63,872	$10,802	$4,117	$1,773,499
Past due:
30-59 days	1,545	222	-	23	87	58	-	1,935
60-89 days	308	-	-	435	12	-	2	757
90+ days	5,250	2,031	-	1,106	487	17	1	8,892
Total past due	7,103	2,253	-	1,564	586	75	3	11,584
Total originated and purchased loans	493,669	1,140,266	2,907	68,786	64,458	10,877	4,120	1,785,083

Loans acquired at fair value:
Current	63,179	90,988	1,626	25,864	6,306	10,357	90	198,410
Past due:
30-59 days	-	717	-	17	19	27	1	781
60-89 days	-	525	276	25	106	19	-	951
90+ days	940	1,365	776	3,094	88	948	-	7,211
Total past due	940	2,607	1,052	3,136	213	994	1	8,943
Total loans acquired at fair value	64,119	93,595	2,678	29,000	6,519	11,351	91	207,353

Total loans	$557,788	$1,233,861	$5,585	$97,786	$70,977	$22,228	$4,211	$1,992,436

Contractual Payment Status of Loans Receivable
at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Current	$495,330	$875,887	$3,619	$31,081	$66,548	$10,499	$4,034	$1,486,998
Past due:
30-59 days	1,385	-	-	245	183	-	60	1,873
60-89 days	1,163	-	-	-	3	30	28	1,224
90+ days	8,567	2,856	-	1,263	439	17	126	13,268
Total past due	11,115	2,856	-	1,508	625	47	214	16,365
Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value:
Current	72,736	102,881	2,810	32,346	7,731	12,390	88	230,982
Past due:
30-59 days	689	561	-	-	152	-	-	1,402
60-89 days	-	427	-	-	95	110	1	633
90+ days	742	1,143	852	2,326	460	964	1	6,488
Total past due	1,431	2,131	852	2,326	707	1,074	2	8,523
Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

The following tables present information relating to the Company’s nonperforming and impaired loans at March 31, 2015 and June 30, 2014. Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable
at March 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Performing	$485,116	$1,136,177	$2,907	$66,928	$63,959	$10,860	$4,117	$1,770,064
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	8,553	4,089	-	1,858	499	17	3	15,019
Total nonperforming	8,553	4,089	-	1,858	499	17	3	15,019
Total originated and purchased loans	493,669	1,140,266	2,907	68,786	64,458	10,877	4,120	1,785,083

Loans acquired at fair value:
Performing	63,061	89,755	349	25,881	6,178	10,403	91	195,718
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	1,058	3,840	2,329	3,119	341	948	-	11,635
Total nonperforming	1,058	3,840	2,329	3,119	341	948	-	11,635
Total loans acquired at fair value	64,119	93,595	2,678	29,000	6,519	11,351	91	207,353

Total loans	$557,788	$1,233,861	$5,585	$97,786	$70,977	$22,228	$4,211	$1,992,436

Performance Status of Loans Receivable
at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Performing	$497,243	$873,421	$3,619	$31,326	$66,734	$10,529	$4,122	$1,486,994
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	125	125
Nonaccrual	9,202	5,322	-	1,263	439	17	1	16,244
Total nonperforming	9,202	5,322	-	1,263	439	17	126	16,369
Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value:
Performing	73,425	103,399	2,214	31,016	7,928	12,500	89	230,571
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	742	1,613	1,448	3,656	510	964	1	8,934
Total nonperforming	742	1,613	1,448	3,656	510	964	1	8,934
Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

Impairment Status of Loans Receivable
at March 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Originated and purchased loans:
Non-impaired loans	$482,648	$1,136,177	$2,907	$66,905	$63,420	$10,860	$4,120	$1,767,037
Impaired loans:
Impaired loans with no allowance for impairment	8,788	3,743	-	1,423	950	17	-	14,921
Impaired loans with allowance for impairment:
Recorded investment	2,233	346	-	458	88	-	-	3,125
Allowance for impairment	(130)	(381)	-	(43)	(14)	-	-	(568)
Balance of impaired loans net of allowance for impairment	2,103	(35)	-	415	74	-	-	2,557
Total impaired loans, excluding allowance for impairment:	11,021	4,089	-	1,881	1,038	17	-	18,046
Total originated and purchased loans	493,669	1,140,266	2,907	68,786	64,458	10,877	4,120	1,785,083

Loans acquired at fair value:
Non-impaired loans	63,062	89,034	349	19,103	5,994	10,403	91	188,036
Impaired loans:
Impaired loans with no allowance for impairment	1,057	3,713	2,329	9,534	525	948	-	18,106
Impaired loans with allowance for impairment:
Recorded investment	-	848	-	363	-	-	-	1,211
Allowance for impairment	-	(138)	-	(167)	-	-	-	(305)
Balance of impaired loans net of allowance for impairment	-	710	-	196	-	-	-	906
Total impaired loans, excluding allowance for impairment:	1,057	4,561	2,329	9,897	525	948	-	19,317
Total loans acquired at fair value	64,119	93,595	2,678	29,000	6,519	11,351	91	207,353

Total loans	$557,788	$1,233,861	$5,585	$97,786	$70,977	$22,228	$4,211	$1,992,436

Impairment Status of Loans Receivable
at March 31, 2015 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$17,734	$4,711	$-	$2,040	$1,060	$17	$-	$25,562
Loans acquired at fair value	1,143	4,735	2,479	11,627	544	975	-	21,503
Total impaired loans	$18,877	$9,446	$2,479	$13,667	$1,604	$992	$-	$47,065

For the three months ended March 31, 2015:
Average balance of impaired loans	$12,462	$7,626	$2,421	$11,794	$1,657	$972	$-	$36,932
Interest earned on impaired loans	$33	$28	$-	$233	$10	$-	$-	$304

For the nine months ended March 31, 2015:
Average balance of impaired loans	$12,867	$7,837	$1,818	$11,795	$1,645	$1,015	$-	$36,977
Interest earned on impaired loans	$105	$49	$5	$639	$35	$-	$-	$833

For the three months ended March 31, 2014:
Average balance of impaired loans	$13,310	$8,412	$2,401	$11,677	$1,428	$676	$-	$37,904
Interest earned on impaired loans	$26	$49	$-	$176	$14	$-	$-	$265

For the nine months ended March 31, 2014:
Average balance of impaired loans	$13,883	$10,040	$2,552	$10,556	$1,464	$635	$-	$39,130
Interest earned on impaired loans	$100	$135	$-	$546	$54	$-	$-	$835

Impairment Status of Loans Receivable
at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Originated and purchased loans:
Non-impaired loans	$494,522	$873,340	$3,619	$31,326	$66,163	$10,529	$4,248	$1,483,747
Impaired loans:
Impaired loans with no allowance for impairment	9,800	5,037	-	1,263	911	17	-	17,028
Impaired loans with allowance for impairment:
Recorded investment	2,123	366	-	-	99	-	-	2,588
Allowance for impairment	(528)	(404)	-	-	(75)	-	-	(1,007)
Balance of impaired loans net of allowance for impairment	1,595	(38)	-	-	24	-	-	1,581
Total impaired loans, excluding allowance for impairment:	11,923	5,403	-	1,263	1,010	17	-	19,616
Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value:
Non-impaired loans	73,425	102,046	2,214	23,891	7,746	12,500	90	221,912
Impaired loans:
Impaired loans with no allowance for impairment	742	1,690	1,448	10,141	617	964	-	15,602
Impaired loans with allowance for impairment:
Recorded investment	-	1,276	-	640	75	-	-	1,991
Allowance for impairment	-	(165)	-	(444)	(57)	-	-	(666)
Balance of impaired loans net of allowance for impairment	-	1,111	-	196	18	-	-	1,325
Total impaired loans, excluding allowance for impairment:	742	2,966	1,448	10,781	692	964	-	17,593
Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

Impairment Status of Loans Receivable
at June 30, 2014 (continued)
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Unpaid principal balance of impaired loans:
Originated and purchased loans	$17,655	$5,919	$-	$1,407	$1,027	$17	$-	$26,025
Loans acquired at fair value	742	3,264	1,547	12,495	726	975	-	19,749
Total impaired loans	$18,397	$9,183	$1,547	$13,902	$1,753	$992	$-	$45,774

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

The following table presents information regarding the restructuring of the Company’s troubled debts during the three and nine months ended March 31, 2015 and 2014 and any defaults during those periods of TDRs that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable
at March 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(In Thousands)
Troubled debt restructuring activity for the three months ended March 31, 2015

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	$-

Troubled debt restructuring defaults for the three months ended March 31, 2015

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
at March 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the nine months ended March 31, 2015

Originated and purchased loans
Number of loans	5	-	-	2	-	-	-	7
Pre-modification outstanding recorded investment	$1,955	$-	$-	$348	$-	$-	$-	$2,303
Post-modification outstanding recorded investment	1,823	-	-	322	-	-	-	$2,145
Charge offs against the allowance for loan loss recognized at modification	261	-	-	27	-	-	-	$288

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	$-

Troubled debt restructuring defaults for the nine months ended March 31, 2015

Originated and purchased loans
Number of loans	1	-	-	-	-	-	-	1
Outstanding recorded investment	$419	$-	$-	$-	$-	$-	$-	$419

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
at March 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(In Thousands)
Troubled debt restructuring activity for the three months ended March 31, 2014

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	$-

Troubled debt restructuring defaults for the three months ended March 31, 2014

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
at March 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(In Thousands)
Troubled debt restructuring activity for the nine months ended March 31, 2014

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	-	-	-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	-	-	-	$-

Troubled debt restructuring defaults for the nine months ended March 31, 2014

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

12.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	March 31, 2015		June 30, 2014
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Maturing in years ending June 30:
2015	$475,000	0.37%	$320,000	0.38%
2016	7,500	1.09	7,500	1.09
2017	3,000	1.05	3,000	1.05
2018	5,225	1.18	5,225	1.18
2021	695	4.94	765	4.94
2023	145,000	3.04	145,000	3.04
	636,420	1.00%	481,490	1.21%
Fair value adjustments	14		29
	$636,434		$481,519

At March 31, 2015, $476.0 million in advances are due within one year while the remaining $160.4 million in advances are due after one year of which $145.0 million are callable in April 2018.

At March 31, 2015, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $845.2 million and $190.4 million, respectively. At June 30, 2014, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $739.4 million and $204.2 million, respectively.

Borrowings at March 31, 2015 and June 30, 2014 also included overnight borrowings in the form of depositor sweep accounts totaling $33.1 million and $30.7 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

13.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At March 31, 2015 and June 30, 2014, the Company was subject to the terms of certain interest rate derivative agreements that were utilized by the Company to manage the interest rate exposure arising from specific wholesale funding positions. Such wholesale funding sources include floating-rate brokered money market deposits indexed to one-month LIBOR as well as a number of 90 day fixed-rate FHLB advances that are forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. The derivatives, comprising eight interest rate swaps and two interest rate caps, were designated as cash flow hedges with changes in their fair value recorded as an adjustment through other comprehensive income on an after-tax basis.

The effects of derivative instruments on the statements of condition included in the Consolidated Financial Statements at March 31, 2015 and June 30, 2014 and for the three and nine months ended March 31, 2015 and 2014 are as follows:

	March 31, 2015
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
July 1, 2013	$165,000	$(1,176)	Other liabilities	July 1, 2018
August 19, 2013	75,000	(1,444)	Other liabilities	August 20, 2018
October 9, 2013	50,000	(582)	Other liabilities	October 9, 2018
March 28, 2014	75,000	(1,779)	Other liabilities	March 28, 2019
June 5, 2015	60,000	(2,159)	Other liabilities	June 5, 2020
July 28, 2015	50,000	(2,033)	Other liabilities	July 28, 2020
September 28, 2015	40,000	(1,593)	Other liabilities	September 28, 2020
December 28, 2015	35,000	(1,437)	Other liabilities	December 28, 2020
	550,000	(12,202)
Interest rate caps by effective date:
June 5, 2013	40,000	476	Other liabilities	June 5, 2018
July 1, 2013	35,000	405	Other liabilities	July 1, 2018
	75,000	881
Total	$625,000	$(11,321)

	June 30, 2014
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
July 1, 2013	$165,000	$103	Other liabilities	July 1, 2018
August 19, 2013	75,000	(1,109)	Other liabilities	August 20, 2018
October 9, 2013	50,000	(234)	Other liabilities	October 9, 2018
March 28, 2014	75,000	(1,203)	Other liabilities	March 28, 2019
June 5, 2015	60,000	(271)	Other liabilities	June 5, 2020
	425,000	(2,714)
Interest rate caps by effective date:
June 5, 2013	40,000	913	Other liabilities	June 5, 2018
July 1, 2013	35,000	826	Other liabilities	July 1, 2018
	75,000	1,739
Total	$500,000	$(975)

	Three Months Ended March 31, 2015
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$(804)	Not applicable	$-
August 19, 2013	(339)	Not applicable	-
October 9, 2013	(259)	Not applicable	-
March 28, 2014	(420)	Not applicable	-
June 5, 2015	(625)	Not applicable	-
July 28, 2015	(536)	Not applicable	-
September 28, 2015	(439)	Not applicable	-
December 28, 2015	(396)	Not applicable	-
	(3,818)		-
Interest rate caps by effective date:
June 5, 2013	(151)	Not applicable	-
July 1, 2013	(138)	Not applicable	-
	(289)		-
Total	$(4,107)		$-

	Nine Months Ended March 31, 2015
	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$(757)	Not applicable	$-
August 19, 2013	(198)	Not applicable	-
October 9, 2013	(206)	Not applicable	-
March 28, 2014	(341)	Not applicable	-
June 5, 2015	(1,117)	Not applicable	-
July 28, 2015	(1,202)	Not applicable	-
September 28, 2015	(942)	Not applicable	-
December 28, 2015	(850)	Not applicable	-
	(5,613)		-
Interest rate caps by effective date:
June 5, 2013	(234)	Not applicable	-
July 1, 2013	(232)	Not applicable	-
	(466)		-
Total	$(6,079)		$-

	Three Months Ended March 31, 2014
	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$(221)	Not applicable	$-
August 19, 2013	(63)	Not applicable	-
October 9, 2013	(74)	Not applicable	-
March 28, 2014	(334)	Not applicable	-
June 5, 2015	(439)	Not applicable	-
	(1,131)		-
Interest rate caps by effective date:
June 5, 2013	(111)	Not applicable	-
July 1, 2013	(105)	Not applicable	-
	(216)		-
Total	$(1,347)		$-

	Nine Months Ended March 31, 2014
	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	(225)	Not applicable	-
August 19, 2013	(395)	Not applicable	-
October 9, 2013	69	Not applicable	-
March 28, 2014	(334)	Not applicable	-
June 5, 2015	(279)	Not applicable	-
	(1,164)		-
Interest rate caps by effective date:
June 5, 2013	(175)	Not applicable	-
July 1, 2013	(148)	Not applicable	-
	(323)		-
Total	$(1,487)		$-

The Company has in place enforceable master netting arrangements with all counterparties. All master netting arrangements include rights to offset associated with the Company’s recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

At March 31, 2015, two of the Company’s derivatives were in an asset position totaling $881,000 while the remaining eight derivatives were in a liability position totaling $12.2 million. In total, the Company’s derivatives were in a net liability position of $11.3 million at March 31, 2015 and included in other liabilities as of that date. As required under the enforceable master netting arrangement with its derivatives counterparties, the Company posted financial collateral to two counterparties totaling $10.9 million at March 31, 2015.  The financial collateral posted was not included as an offsetting amount at March 31, 2015.

At June 30, 2014, three of the Company’s derivatives were in an asset position totaling $1.8 million while the remaining four derivatives were in a liability position totaling $2.8 million. In total, the Company’s derivatives were in a net liability position of $975,000 at June 30, 2014 and included in other liabilities as of that date. As required under the enforceable master netting arrangement with its derivatives counterparty, the Company posted financial collateral in the amount of $1.1 million at June 30, 2014 that was not included as an offsetting amount.

14.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan and Directors’ Consultation and Retirement Plan:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Service cost	$57	$51	$170	$151
Interest cost	82	84	246	251
Amortization of unrecognized past service liability	11	11	35	34
Amortization of unrecognized net actuarial loss (gain)	8	(1)	22	(2)
Net periodic benefit cost	$158	$145	$473	$434

Stock Compensation Plans

The following is a summary of the Company’s stock option activity and related information for its option plans for the nine months ended March 31, 2015:

	Options	Weighted Average Exercise Price	Range of prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)				(In thousands)
Outstanding at June 30, 2014	3,035	$12.37	$10.16 - $14.79	2.0 years	$9,034
Granted	-	$-	-
Exercised	(2,785)	$12.26	$11.55 - $12.71
Forefeited	(30)	$14.79	$14.79
Outstanding at March 31, 2015	220	$13.42	$10.16 - $14.79	8.1 Years	$222

Exercisable at March 31, 2015	39	$10.16	$10.16	6.0 Years	$133

A total of 2,785,122 vested options with an aggregate intrinsic value of $7.4 million were exercised during the nine months ended March 31, 2015. The Company issued 107,382 shares from treasury stock carrying an average cost of $11.48 per share in conjunction with the equivalent number of options exercised during the period. The cash proceeds received in conjunction with the exercise of these options totaled approximately $1.4 million.

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

There were no vested options exercised during the nine months ended March 31, 2014.

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securites available for sale:
U.S. agency securities	$-	$7,689	$-	$7,689
Obligations of state and political subdivisions	-	27,610	-	27,610
Asset-backed securities	-	88,433	-	88,433
Collateralized loan obligations	-	127,758	-	127,758
Corporate bonds	-	162,350	-	162,350
Trust preferred securities	-	7,703	-	7,703
Total debt securities	-	421,543	-	421,543

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	77,223	-	77,223
Residential pass-through securities	-	282,497	-	282,497
Commercial pass-through securities	-	12,897	-	12,897
Total mortgage-backed securities	-	372,617	-	372,617

Total securities available for sale	$-	$794,160	$-	$794,160

Derivative instruments
Interest rate swaps	$-	$(12,202)	$-	$(12,202)
Interest rate caps	-	881	-	881
Total derivatives	$-	$(11,321)	$-	$(11,321)

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securites available for sale:
U.S. agency securities	$-	$4,205	$-	$4,205
Obligations of state and political subdivisions	-	26,773	-	26,773
Asset-backed securities	-	87,316	-	87,316
Collateralized loan obligations	-	119,572	-	119,572
Corporate bonds	-	162,234	-	162,234
Trust preferred securities	-	7,798	-	7,798
Total debt securities	-	407,898	-	407,898

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	83,270	-	83,270
Residential pass-through securities	-	353,953	-	353,953
Total mortgage-backed securities	-	437,223	-	437,223

Total securities available for sale	$-	$845,121	$-	$845,121

Derivative instruments
Interest rate swaps	$-	$(2,714)	$-	$(2,714)
Interest rate caps	-	1,739	-	1,739
Total derivatives	$-	$(975)	$-	$(975)

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

For the three and nine months ended March 31, 2015, there were no purchases, sales, issuances, or settlements of assets or liabilities whose fair values are determined based upon Level 3 inputs on a recurring basis. For those same periods, there were no transfers of assets or liabilities within the fair valuation measurement hierarchy between Level 1 and Level 2 inputs.

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	March 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$9,837	$9,837
Real estate owned	$-	$-	$772	$772

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$10,387	$10,387

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	March 31, 2015
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans	$9,837	Market valuation of underlying collateral	(1)	Direct disposal costs	(2)	6% - 10%	7.14%
Real estate owned	$772	Market valuation of property	(3)	Direct disposal costs	(2)	8%	8.00%

	June 30, 2014
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans	$10,387	Market valuation of underlying collateral	(1)	Direct disposal costs	(2)	6% - 10%	7.10%

_____________________________

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
(2)

The fair value basis of impaired loans is adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions and title transfer fees, with such cost estimates generally ranging from 6% to 10% of collateral or property market value.

(3)

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

At March 31, 2015, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $10.7 million and valuation allowances of $873,000 reflecting fair values of $9.8 million. By comparison, at June 30, 2014, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $12.1 million and valuation allowances of $1.7 million reflecting fair values of $10.4 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At March 31, 2015, the Company held real estate owned totaling $772,000 whose carrying value was written down utilizing Level 3 inputs during fiscal 2015.  At June 30, 2014, the Company held no real estate owned whose carrying value was written down utilizing Level 3 inputs during fiscal 2014.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at March 31, 2015 and June 30, 2014:

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

The carrying amounts and fair values of financial instruments are as follows:

	March 31, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$120,956	$120,956	$120,956	$-	$-
Debt securities available for sale	421,543	421,543	-	421,543	-
Debt securities held to maturity	218,925	218,678	-	218,678	-
Loans receivable	1,978,284	1,977,761	-	-	1,977,761
Mortgage-backed securities available for sale	372,617	372,617	-	372,617	-
Mortgage-backed securities held to maturity	299,945	306,868	-	306,868	-
FHLB Stock	31,881	31,881	-	-	31,881
Interest receivable	9,688	9,688	9,688	-	-

Financial liabilities:
Deposits (1)	2,505,066	2,516,342	1,484,437	-	1,031,905
Borrowings	669,580	684,493	-	-	684,493
Interest payable on borrowings	993	993	993	-	-

Derivative instruments:
Interest rate swaps	(12,202)	(12,202)	-	(12,202)	-
Interest rate caps	881	881	-	881	-

___________________________________

(1)	Includes accrued interest payable on deposits of $88,000 at March 31, 2015.

	June 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$135,034	$135,034	$135,034	$-	$-
Debt securities available for sale	407,898	407,898	-	407,898	-
Debt securities held to maturity	216,414	213,472	-	213,472	-
Loans receivable	1,729,084	1,711,972	-	-	1,711,972
Mortgage-backed securities available for sale	437,223	437,223	-	437,223	-
Mortgage-backed securities held to maturity	295,658	293,781	-	293,781	-
FHLB Stock	25,990	25,990	-	-	25,990
Interest receivable	9,013	9,013	9,013	-	-

Financial liabilities:
Deposits (1)	2,479,941	2,490,933	1,442,723	-	1,048,210
Borrowings	512,257	521,839	-	-	521,539
Interest payable on borrowings	1,001	1,001	1,001	-	-

Derivative instruments:
Interest rate swaps	(2,714)	(2,714)	-	(2,714)	-
Interest rate caps	1,739	1,739	-	1,739	-

___________________________________

(1)	Includes accrued interest payable on deposits of $69,000 at June 30, 2014.

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

16.     COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ equity at March 31, 2015 and June 30, 2014 are as follows:

	March 31, 2015	June 30, 2014
	(In Thousands)
Net unrealized gain on securities available for sale	$4,710	$1,091
Tax effect	(1,900)	(592)
Net of tax amount	2,810	499

Net unrealized loss on securities available for sale transferred to held to maturity	(1,010)	(990)
Tax effect	413	404
Net of tax amount	(597)	(586)

Fair value adjustments on derivatives	(13,778)	(3,501)
Tax effect	5,628	1,430
Net of tax amount	(8,150)	(2,071)

Benefit plan adjustments	(512)	(206)
Tax effect	208	84
Net of tax amount	(304)	(122)

Accumulated other comprehensive loss	$(6,241)	$(2,280)

Other comprehensive loss and related tax effects for the three and nine months ended March 31, 2015 and March 31, 2014 are presented in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
Net unrealized holding gain (loss) on securities available for sale	$3,662	$9,494	$3,626	$(358)

Amortization of unrealized holding loss on securities available for sale transferred to held to maturity (3)	(22)	-	(20)	-

Net realized gain on securities available for sale	-	(830)	(7)	(1,056)

Net unrealized loss on derivatives	(6,943)	(2,277)	(10,277)	(2,513)

Benefit plans:
Amortization of:
Actuarial loss (gain) (1)	8	(1)	22	(2)
Past service cost (1)	11	11	35	34
New actuarial (loss) gain	-	-	(363)	803
Net change in benefit plan accrued expense	19	10	(306)	835

Other comprehensive (loss) income before taxes	(3,284)	6,397	(6,984)	(3,092)
Tax effect (2)	1,351	(1,964)	3,023	1,690
Total comprehensive (loss) income	$(1,933)	$4,433	$(3,961)	$(1,402)

_______________________________________________

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 14 – Benefit Plans for additional information.
(2)

The amounts included in income taxes for items reclassified out of accumulated other comprehensive income totaled $8 and $(127) for the three and nine months ended March 31, 2015, respectively, and $343 and $773 for the three and nine months ended March 31, 2014, respectively.

(3)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government and changes in tax policies, rates and regulations of federal, state and local tax authorities. Additional potential factors include changes in interest rates, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2015 and June 30, 2014

General. Total assets increased by $203.7 million to $3.71 billion at March 31, 2015 from $3.51 billion at June 30, 2014. The increase in total assets was primarily attributable to an increase in the balances of loans and debt securities that were partially offset by a decline in the balance of cash and cash equivalents and total mortgage-backed securities. The net increase in total assets was largely funded through increases in the balances of deposits and borrowings.

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $14.1 million to $121.0 million at March 31, 2015 from $135.0 million at June 30, 2014.  The decrease in cash and cash equivalents reflects the Company’s effort to further reduce the opportunity cost of maintaining the level of short-term liquid assets in excess of that needed for liquidity management and contingency funding purposes. Management will continue to monitor and adjust the level of short-term, liquid assets in relation to the Company’s near-term operating liquidity needs while also considering the funding needed to support its longer-term strategic initiatives – particularly those relating to the expansion of its commercial lending functions and capital management strategies.

Debt Securities Available for Sale. Debt securities classified as available for sale increased by $13.6 million to $421.5 million at March 31, 2015 from $407.9 million at June 30, 2014. The net increase partly reflected the purchase of $52.5 million in securities during the nine months ended March 31, 2015. The increase also reflected a $1.6 million increase in the fair value of the portfolio to a net unrealized loss of $1.7 million at March 31, 2015 from a net unrealized loss of $3.3 million at June 30, 2014. The decrease in the net unrealized loss was largely attributable to changes in the fair value of various sectors within the portfolio arising primarily from movements in market interest rates. The net increase in the portfolio was partially offset by sales of securities totaling $40.0 million coupled with $469,000 in principal repayments, net of premium amortization and discount accretion during the same period.

At March 31, 2015, the available for sale debt securities portfolio included U.S. agency debentures, single-issuer trust preferred securities, corporate bonds, asset-backed securities, collateralized loan obligations and municipal obligations. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities available for sale at March 31, 2015 is presented in Note 8 and Note 10 to the unaudited consolidated financial statements.

Debt Securities Held to Maturity. Debt securities classified as held to maturity increased by $2.5 million to $218.9 million at March 31, 2015 from $216.4 million at June 30, 2014. The net increase partly reflected the purchase of $7.7 million in securities during the nine months ended March 31, 2015. The net increase in the portfolio was partially offset by calls and maturities of such securities as well as repayments, net of premium amortization and discount accretion, totaling $5.2 million during the same period.

At March 31, 2015, the held to maturity debt securities portfolio included U.S. agency debentures and municipal obligations, a small portion of which represent non-rated, short term, bond anticipation notes (“BANs”) issued by New Jersey municipalities with whom Kearny Bank maintains or seeks to maintain deposit relationships. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities held to maturity at March 31, 2015 is presented in Note 9 and Note 10 to the unaudited consolidated financial statements.

Loans Receivable. Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $249.2 million to $1.98 billion at March 31, 2015 from $1.73 billion at June 30, 2014. The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the nine months ended March 31, 2015.

Residential mortgage loans, including home equity loans and lines of credit, decreased by $29.2 million to $651.0 million at March 31, 2015 from $680.2 million at June 30, 2014. The components of the net decrease included a decrease in the balance of one-to-four family first mortgage loans of $22.8 million to $557.8 million at March 31, 2015 from $580.6 million at June 30, 2014.  The net decrease also reflected a $4.6 million decrease in the balance of home equity loans to $71.0 million at March 31, 2015 from $75.6 million at June 30, 2014 as well as a $1.8 million decrease in the balance of home equity lines of credit to $22.2 million at March 31, 2015 from $24.0 million at June 30, 2014.

Residential mortgage loan activity for the nine months ended March 31, 2015 continued to reflect our increased strategic focus on commercial lending coupled with the combined effects of a slower pace of refinancing and a continuing low level of demand for “new purchase” mortgages. Moreover, as a portfolio lender cognizant of potential exposure to interest rate risk, we have generally refrained from lowering our long-term, fixed-rate residential mortgage rates to the levels available in the marketplace. Consequently, a portion of our residential mortgage borrowers may continue to seek long-term, fixed-rate refinancing opportunities from other market resources, further limiting growth within this segment of the loan portfolio.

In total, residential mortgage loan origination and purchase volume for the nine months ended March 31, 2015 were $31.5 million and $11.3 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $15.5 million for that same period.

Commercial loans, in aggregate, increased by $280.6 million to $1.33 billion at March 31, 2015 from $1.05 billion at June 30, 2014. The components of the aggregate increase included an increase in commercial mortgage loans totaling $250.1 million and an increase in commercial business loans of $30.5 million. The ending balances of commercial mortgage loans and commercial business loans at March 31, 2015 were $1.23 billion and $97.8 million, respectively. Commercial loan origination volume for the nine months ended March 31, 2015 totaled $225.8 million, comprising $204.6 million and $21.3 million of commercial mortgage and commercial business loan originations, respectively. Commercial loan originations were augmented with the purchase of commercial mortgage loans and participations totaling $118.0 million of which approximately $106.1 million were purchased at the end of March 2015.  Commercial loan originations were further augmented with the purchase of commercial business loans totaling $32.3 million during the nine months ended March 31, 2015.

The outstanding balance of construction loans, net of loans-in-process, decreased by $1.7 million to $5.6 million at March 31, 2015 from $7.3 million at June 30, 2014. Construction loan disbursements for the nine months ended March 31, 2015 totaled $3.9 million.

Other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, decreased by $127,000 to $4.2 million at March 31, 2015 from $4.3 million at June 30, 2014. Other loan originations for the nine months ended March 31, 2015 totaled approximately $1.3 million.

Nonperforming Loans. Nonperforming loans increased by $1.4 million to $26.7 million or 1.34% of total loans at March 31, 2015 from $25.3 million or 1.45% of total loans at June 30, 2014. The balance of nonperforming loans at March 31, 2015 was comprised entirely of “nonaccrual” loans. By comparison, the balance of nonperforming loans at June 30, 2014 included $25.2 million of “nonaccrual” loans and $125,000 of loans reported as “over 90 days past due and accruing”.

The composition of nonperforming loans at March 31, 2015 continued to include a disproportionate balance of residential mortgage loans originally acquired from Countrywide Home Loans, Inc. (“Countrywide”) which continue to be serviced by their acquirer, Bank of America through its subsidiary, BAC Home Loans Servicing, LP (“BOA”). In total, nonperforming Countrywide loans totaled $7.4 million, or 27.9% of total nonperforming loans, at March 31, 2015. As of that same date, we owned a total of 66 residential mortgage loans with an aggregate outstanding balance of $28.0 million that were originally acquired from Countrywide. Of these loans, one additional loan totaling $440,000 is 30-89 days past due.

Additional information about the Company’s nonperforming loans at March 31, 2015 is presented in Note 11 to the unaudited consolidated financial statements.

Allowance for Loan Losses. During the nine months ended March 31, 2015, the balance of the allowance for loan losses increased by $1.7 million to $14.1 million or 0.71% of total loans at March 31, 2015 from $12.4 million or 0.71% of total loans at June 30, 2014. The increase resulted from provisions of $4.4 million during the nine months ended March 31, 2015 that were partially offset by charge offs, net of recoveries, totaling $2.7 million during that same period.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans decreased by $800,000 to approximately $873,000 at March 31, 2015 from $1.7 million at June 30, 2014. The balance at March 31, 2015 reflected the allowance for impairment identified on $4.3 million of impaired loans while an additional $33.0 million of impaired loans had no allowance for impairment as of that date. By comparison, the balance at June 30, 2014 reflected the allowance for impairment identified on $4.6 million of impaired loans while an additional $32.6 million of impaired loans had no allowance for impairment as of that date. The outstanding balances of impaired loans reflected the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $2.5 million to $13.2 million at March 31, 2015 from $10.7 million at June 30, 2014. The increase in valuation was partly attributable to a $249.4 million increase in the aggregate outstanding balance of loans collectively evaluated for impairment to $1.96 billion at March 31, 2015 from $1.71 billion at June 30, 2014, as well as the ongoing reallocation of loans within the portfolio in favor of commercial loans against which we generally assign comparatively higher historical and environmental loss factors in our ALLL calculation.

The change in the allowance also reflected updates to historical loss factors during the nine months ended March 31, 2015. Specifically, our loan portfolio experienced a net annualized charge-off rate of 20 basis points during the nine months ended March 31, 2015 representing an increase of eight basis points from the 12 basis points of charge-offs reported for fiscal 2014. The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these charge offs on the average annualized historical charge off rates by loan segment over the two year look-back period used by that methodology. The effect of the noted increase in charge offs during the current period was partially offset by the reduced consideration given to the comparatively higher level of charge offs during fiscal 2013 in the calculation of average charge off rates as the two year look-back period was rolled forward to capture the current nine month period ended March 31, 2015. The change in average net charge-off rates coupled with the concurrent increase in the overall balance of the unimpaired portion of the loan portfolio resulted in a net increase of $191,000 in the applicable portion of the allowance to $2.2 million as of March 31, 2015 compared to $2.1 million as of June 30, 2014.

In addition to updating historical loss factors, we also modified the following environmental loss factors during the nine months ended March 31, 2015 to reflect the increased level of risk exposure and estimated losses arising from the continued growth in the applicable segments of our commercial loan portfolio:

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

•	Multi-family mortgage loans: Increased (+6 bp) from “9” to “15”
•	Commercial business loans (purchased): Increased (+6 bp) from “0” to “6”

• Changes in the nature, volume and terms of loans: Increase loss factor within the following loan segments to reflect additional estimated impairment arising from accelerating growth within the applicable segment.

•	Nonresidential mortgage loans: Increased (+3 bp) from “9” to “12”
•	Commercial business loans (purchased): Increased (+3 bp) from “9” to “12”

In conjunction with the increase in the overall balance of the unimpaired portion of the loan portfolio, the increase in the environmental loss factors during the nine months ended March 31, 2015 resulted in a net increase of $2.3 million in the applicable valuation allowances to $11.0 million at March 31, 2015 from $8.7 million at June 30, 2014.

The tables on the following pages present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at March 31, 2015 and June 30, 2014.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at March 31, 2015
	Historical Loss Factors	Environmental Loss Factors(2)	Total
	(Dollars in Thousands)
Residential mortgage loans
Originated	0.01%	0.27%	0.28%
Purchased	3.40	0.75	4.15
Acquired in merger	2.04	0.30	2.34

Home equity loans
Originated	0.03	0.33	0.36
Acquired in merger	0.71	0.30	1.01

Home equity lines of credit
Originated	-	0.33	0.33
Acquired in merger	-	0.30	0.30

Construction loans
1-4 family
Originated	0.02	0.69	0.71
Acquired in merger	-	0.30	0.30
Multi-family
Originated	-	0.69	0.69
Acquired in merger	-	0.30	0.30
Nonresidential
Originated	-	0.69	0.69
Acquired in merger	-	0.30	0.30

Commercial mortgage loans
Multi-family
Originated	-	0.78	0.78
Acquired in merger	-	0.30	0.30
Nonresidential
Originated	0.06	0.75	0.81
Acquired in merger	-	0.30	0.30

Commercial business loans
Secured (1-4 family)
Originated	0.16	0.69	0.85
Acquired in merger	-	0.30	0.30
Secured (other)
Originated	0.44	0.69	1.13
Purchased	1.19	0.45	1.64
Acquired in merger	0.50	0.30	0.80
Unsecured
Originated	-	0.54	0.54
Acquired in merger	1.11	0.21	1.32

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at March 31, 2015 (continued)
	Historical Loss Factors	Environmental Loss Factors(2)	Total
	(Dollars in Thousands)
SBA 7A
Originated	-%	0.69%	0.69%
Acquired in merger	17.32	0.33	17.65
SBA Express
Originated	-	0.69	0.69
Acquired in merger	46.34	0.33	46.67
SBA Line of credit
Originated	-	0.69	0.69
Acquired in merger	15.58	0.33	15.91

Other consumer loans (1)	-	-	-

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

Additional information about our allowance for loan losses at March 31, 2015 is presented in Note 11 to the unaudited consolidated financial statements.

Mortgage-backed Securities Available for Sale. Mortgage-backed securities available for sale decreased by $64.6 million to $372.6 million at March 31, 2015 from $437.2 million at June 30, 2014. The net decrease partly reflected security sales totaling $17.2 million during the nine months ended March 31, 2015 coupled with cash repayment of principal, net of discount accretion and premium amortization, totaling $59.8 million.   These decreases in the portfolio were partially offset by security purchases totaling $10.4 million and a $2.0 million increase in the fair value of the portfolio to an unrealized gain of $6.4 million at March 31, 2015 from an unrealized gain of $4.4 million at June 30, 2014.

At March 31, 2015, the available for sale mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held one non-agency mortgage-backed security within the available for sale portfolio whose aggregate carrying value and fair value totaled $178,000 and $176,000, respectively. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities available for sale at March 31, 2015 is presented in Note 8 and Note 10 to the unaudited consolidated financial statements.

Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity increased by $4.3 million to $299.9 million at March 31, 2015 from $295.7 million at June 30, 2014. The increase in the portfolio largely reflected purchases of securities totaling $35.3 million that were acquired primarily based upon their Community Reinvestment Act eligibility. This increase was partially offset by cash repayment of principal, net of discount accretion and premium amortization, totaling $31.0 million during the nine months ended March 31, 2015.

At March 31, 2015, the held to maturity mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held four non-agency mortgage-backed securities in the held to maturity portfolio whose aggregate carrying value and fair value totaled $44,000 and $43,000, respectively. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities held to maturity at March 31, 2015 is presented in Note 9 and Note 10 to the unaudited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, accrued interest receivable, goodwill, bank owned life insurance, deferred income taxes and other miscellaneous assets, increased by $12.8 million to $301.5 million at March 31, 2015 from $288.7 million at June 30, 2014. The increase in other assets partly reflected an obligatory $5.9 million increase in the balance of FHLB stock resulting from additional advances drawn during the period.  The increase in other assets also reflected a $1.0 million net increase in the cash surrender value of our bank-owned life insurance policies arising from the periodic growth in such policies that was recognized as income during the period less the repayment in full of the cash surrender value of certain policies whose benefits were paid out during that time.  Additionally, the increase in other assets reflected $2.1 million in accumulated stock offering expenses paid through March 31, 2015 that will be netted against the gross proceeds received by the Company when recording the additional capital raised through the sale of its newly issued common shares.

The noted increases in other assets were partially offset by a $240,000 decrease in the balance of real estate owned (“REO”) to $1.4 million at March 31, 2015 from $1.6 million at June 30, 2014 representing the net carrying values of five and seven properties held at the close of each period, respectively.

The remaining increases and decreases in other assets during the nine months ended March 31, 2015 generally comprised normal growth or operating fluctuations in their respective balances.

Deposits. The balance of total deposits increased by $25.1 million to $2.51 billion at March 31, 2015 from $2.48 billion at June 30, 2014. The net increase in deposit balances included a net increase in interest-bearing deposits totaling $31.3 million that was partially offset by a decrease in non-interest-bearing checking accounts of $6.2 million.  The net increase in interest-bearing deposits comprised a $47.3 million increase in interest-bearing checking accounts coupled with an increase of $604,000 in savings and club accounts that were partially offset by a $16.6 million decrease in certificates of deposit.

The decrease in non-interest-bearing checking accounts was primarily attributable to the closing of a single commercial deposit relationship whose account balances totaled approximately $11.5 million at June 30, 2014.  This decrease was partially offset by a $5.3 million net increase in the balance of other non-interest-bearing checking accounts.

The change in deposit balances for the period reflected changes in the balances of retail deposits as well as “non-retail” deposits acquired through various wholesale channels. The increase in the balance of interest-bearing checking accounts included a $35.9 million increase in the balance of brokered money market deposits acquired through Promontory’s IND program to $249.4 million or 9.9% of total deposits at March 31, 2015 from $213.5 million or 8.6% of total deposits at June 30, 2014. The terms of the IND program generally establish a reciprocal commitment for Promontory to deliver and for us to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million. Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions. The balance of the Bank’s IND deposits at March 31, 2015 temporarily exceeded the upper end of the targeted range to effectively accommodate the addition of a new brokerage firm funding source within the Bank’s IND program.  The Bank expects the IND balances to return to the targeted operating range during the quarter ending June 30, 2015.  The increase in interest-bearing checking accounts attributable to the increase in IND program deposits was augmented by an $11.4 million increase in retail account balances.

We continued to utilize a deposit listing service through which we attract “non-brokered” wholesale time deposits targeting institutional investors with a three-to-five year investment horizon. We generally prohibit the withdrawal of our listing service deposits prior to maturity. The balance of our listing service time deposits increased by $21.9 million to $82.5 million or 3.3% of total deposits at March 31, 2015 from $60.6 million or 2.4% of total deposits at June 30, 2014.

We also maintain a small portfolio of longer-term, brokered certificates of deposit that were originally acquired during fiscal 2014 whose balances remained stable at approximately $18.5 million at March 31, 2015 and June 30, 2014. In combination with Promontory IND money market deposits noted above, our brokered deposits totaled $267.9 million or 10.7% of deposits at March 31, 2015 compared to $232.0 million or 9.7% of total deposits at June 30, 2014.

The growth in certificates of deposit acquired through wholesale sources was more than offset by a net decrease of $38.5 million in other retail time deposit balances.  The decrease in retail time deposits largely reflected our efforts to manage our cost of deposits which allowed for some controlled outflow of shorter-term time deposits during the nine months ended March 31, 2015. However, we did maintain our attractive offering rates on certain longer-term time deposits during that period to attract retail funding within the four-to-five year maturity tranches, which supported our larger goal of extending the duration of time deposits for interest rate risk management purposes.

Borrowings. The balance of borrowings increased by $157.3 million to $669.6 million at March 31, 2015 from $512.3 million at June 30, 2014. The increase in borrowings primarily reflected an additional $175.0 million of FHLB advances drawn to fund a portion of our growth in loans during the first nine months fiscal 2015.  Of these new advances, $75.0 million were drawn during the quarter ended September 30, 2014 and we utilized interest rate derivatives during that period to effectively swap the rolling 90-day maturity/repricing characteristics of these new borrowings into a fixed rate for five years.  The remaining $100.0 million in new advances represented short-term FHLB advance drawn at the end of March 2015 to fund the purchase of a pool of multi-family mortgage loans.  The Bank expects to repay this short-term advance with a portion of the net proceeds received in conjunction with the Company’s second-step stock offering.

The new advances drawn during the nine months ended March 31, 2015 were partially offset by the repayments of $17.0 million of FHLB overnight advances and a maturing $3.0 million short-term advance that were outstanding at June 30, 2014.  Borrowing activity for the period also reflected the rollover of other short-term FHLB advances during the period that coincided with the repricing of interest rate swaps that effectively converted such advances into longer-term, fixed rate funding.

The change in borrowing balances also reflected a $2.4 million increase in the balance of customer sweep accounts to $33.1 million at March 31, 2015, from $30.7 million at June 30, 2014. Sweep accounts are short-term borrowings representing funds that are withdrawn from a customer’s non-interest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities we own.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased by $20.2 million to $43.3 million at March 31, 2015 from $23.1 million at June 30, 2014. The increase in other liabilities was primarily attributable to a decrease in the fair value of our interest rate derivatives of approximately $10.3 million coupled with a $9.0 million “due to broker” to reflect a funding obligation relating to commercial business loans purchased prior to March 31, 2015 for which the funding settled after that date.  The remaining variance generally represented normal operating fluctuations in the balances of other liabilities.

Stockholders’ Equity. Stockholders’ equity increased $1.1 million to $495.7 million at March 31, 2015 from $494.7 million at June 30, 2014. The net increase in stockholders’ equity reflected $9.0 million in net income during the nine months ended March 31, 2015 coupled with a reduction of unearned ESOP shares for plan shares earned during the period.  The increase in stockholders’ equity also reflected a net decrease in Treasury stock resulting from the re-issuance of 107,382 shares at an average cost of $11.48 resulting from additional exercises of stock options during in the quarter ended September 30, 2014.

The increase in stockholders’ equity was partially offset by the effect of additional stock option exercises on September 10, 2014. On that date, members of management and the Board of Directors exercised a total of 2,677,740 vested stock options that were granted in 2005 and would otherwise expire in 2015. Pursuant to the terms of the Company’s 2005 Stock Compensation and Incentive Plan, the Company elected to settle the exercise of all such stock options in cash based upon the difference between the exercise price of the options and the closing price of the Company’s stock on the date of exercise. The net cash proceeds of these exercises resulted in a direct reduction of stockholders’ equity totaling approximately $7.2 million that was partially offset by a reduction of income tax expense of approximately $416,000 during the quarter ended September 30, 2014, and described below. Based on this manner of settlement, no additional shares of the Company’s capital stock were issued in relation to the exercise of these options.

The increase in stockholders’ equity was further offset, in part, by a $4.0 million decrease in accumulated other comprehensive loss due primarily to changes in the composition and fair value of the Company’s available for sale securities portfolio and outstanding derivatives whose changes in fair value are reflected in accumulated other comprehensive income on an after tax basis.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and March 31, 2014

General. Net income for the three months ended March 31, 2015 was $3.9 million or $0.06 per diluted share; an increase of $2.1 million from $1.8 million or $0.03 per diluted share for the three months ended March 31, 2014. The increase in net income reflected increases in net interest income and non-interest income coupled with a decrease in non-interest expense that were partially offset by an increase in the provision for loan losses.  These factors contributed to an overall increase in pre-tax net income.  The increase in net income also reflected a decrease in the provision for income taxes reflecting a comparatively lower effective tax rate for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Net Interest Income. Net interest income for the three months ended March 31, 2015 was $20.6 million; an increase of $2.1 million from $18.5 million for the three months ended March 31, 2014. The increase in net interest income between the comparative periods resulted from an increase in interest income that was partially offset by an increase in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets coupled with a concurrent increase in their average yield.   The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with a concurrent increase in their average cost. The reported increase in the average balances of interest-earning assets and interest-bearing liabilities between comparative periods partly reflected the impact of the acquisition of Atlas Bank (“Atlas”) on June 30, 2014.

As a result of these factors, our net interest rate spread increased six basis points to 2.36% for the three months ended March 31, 2015 from 2.30% for the three months ended March 31, 2014. The increase in the net interest rate spread reflected an increase in the average yield of interest-earning assets of 11 basis points to 3.25% for three months ended March 31, 2015 from 3.14% for the three months ended March 31, 2014 while the average cost of interest-bearing liabilities increased five basis points to 0.89% from 0.84% for the same comparative periods. A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported increase in our net interest rate spread also affected our net interest margin, which increased by seven basis points to 2.49% for the three months ended March 31, 2015 from 2.42% for the three months ended March 31, 2014.

Interest Income. Total interest income increased $2.9 million to $26.9 million for the three months ended March 31, 2015 from $24.0 million for the three months ended March 31, 2014. As noted above, the increase in interest income partly reflected a $254.3 million increase in the average balance of interest-earning assets to $3.30 billion for the three months ended March 31, 2015 from $3.05 billion for the three months ended March 31, 2014.  For those same comparative periods, the yield on earning assets increased 11 basis points to 3.25% from 3.14%.

Interest income from loans increased $2.3 million to $19.2 million for the three months ended March 31, 2015 from $16.9 million for the three months ended March 31, 2014. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in their average yield.

The average balance of loans increased by $240.7 million to $1.85 billion for the three months ended March 31, 2015 from $1.61 billion for the three months ended March 31, 2014. The reported increase in the average balance of loans primarily reflected an aggregate increase of $200.1 million in the average balance of commercial loans to $1.18 billion for the three months ended March 31, 2015 from $976.7 million for the three months ended March 31, 2014. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

The increase in the average balance of commercial loans was augmented by a $41.4 million increase in the average balance of residential mortgage loans to $658.8 million for the three months ended March 31, 2015 from $617.4 million for the three months ended March 31, 2014. The increase in the average balance was primarily attributable residential mortgage loans acquired in conjunction with the Atlas acquisition.  Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.

For those same comparative periods, the average balance of other loans, comprising account loans, deposit account overdraft lines of credit and other consumer loans, also increased by $104,000 to $4.8 million from $4.6 million.

The noted increases in the average balances of loans were partially offset by a $1.4 million decrease in the average balance of construction loans which declined to $7.4 million for the three months ended March 31, 2015 from $8.7 million for the three months ended March 31, 2014.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by four basis points to 4.17% for the three months ended March 31, 2015 from 4.21% for the three months ended March 31, 2014. The reduction in the overall yield on our loan portfolio partly reflects the effect of low market interest rates which provide “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans. Additionally, the average yield on newly originated loans that have provided the incremental growth in the portfolio between comparative periods also reflects the low interest rates prevalent in the marketplace which further reduces the overall yield of the loan portfolio.

Interest income from mortgage-backed securities decreased by $53,000 to $4.9 million for the three months ended March 31, 2015 from $5.0 million for the three months ended March 31, 2014. The decrease in interest income reflected a decrease in the average balance of mortgage-backed securities that was partially offset by an increase in their average yield.

The average balance of mortgage-backed securities decreased by $73.8 million to $695.3 million for the three months ended March 31, 2015 from $769.1 million for the three months ended March 31, 2014. The decrease in the average balance of mortgage-backed securities largely reflects principal repayments and security sales that outpaced the level of security purchases between comparative periods.

For those same comparative periods, the average yield on mortgage-backed securities increased by 25 basis points to 2.84% from 2.59%. The increase in the overall yield of the mortgage-backed securities portfolio largely reflected the recognition of non-recurring prepayment penalties received on certain agency commercial mortgage-backed securities arising from the repayment in full of the underlying securitized loans during the three months ended March 31, 2015.  Absent the effects of these prepayment penalties, the average yield on mortgage-backed securities would have modestly decreased reflecting the effects of the reduction in market interest rates between comparative periods coupled with the continuing repayment of comparatively higher yielding securities within the portfolio.

Interest income from debt securities increased by $571,000 to $2.3 million for the three months ended March 31, 2015 from $1.8 million for the three months ended March 31, 2014. The increase in interest income reflected an increase in the average balance of debt securities augmented by an increase in their average yield. The average balance of debt securities increased $100.3 million to $643.1 million for the three months ended March 31, 2015 from $542.8 million for the three months ended March 31, 2014. For those same comparative periods, the average yield of debt securities increased 15 basis points to 1.45% from 1.30%.

The increase in the average balance of debt securities was partly attributable to a $92.4 million increase in the average balance of taxable securities to $540.1 million for the three months ended March 31, 2015 from $447.7 million for the three months ended March 31, 2014. For those same comparative periods, the average balance of tax-exempt securities increased by $7.9 million to $103.0 million from $95.1 million.

The increase in the average yield on debt securities reflected a 19 basis point increase in the yield on taxable securities to 1.36% during the three months ended March 31, 2015 from 1.17% during the three months ended March 31, 2014. For those same comparative periods, the yield on tax-exempt securities increased one basis point to 1.95% from 1.94%.

Interest income from other interest-earning assets increased by $47,000 to $356,000 for the three months ended March 31, 2015 from $309,000 for the three months ended March 31, 2014 reflecting an increase in the average yield that was partially offset by a decrease in the average balance. The average yield of other interest-earning assets increased by 26 basis points to 1.19% for the three months ended March 31, 2015 from 0.93% for the three months ended March 31, 2014. For those same comparative periods, the average balance of other interest-earning assets decreased by $12.9 million to $119.6 million from $132.5 million.

The increase in the average yield on other interest-earning assets and the corresponding decrease in their average balance largely reflected an increase in the average balance of the comparatively higher-yielding investment in FHLB stock that was outpaced by the decrease in the average balance of comparatively lower-yielding assets within the category.

Interest Expense. Total interest expense increased by $829,000 to $6.3 million for the three months ended March 31, 2015 from $5.5 million for the three months ended March 31, 2014. As noted earlier, the increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $220.4 million to $2.84 billion for the three months ended March 31, 2015 from $2.62 billion for the three months ended March 31, 2014. For those same comparative periods, the average cost of interest-bearing liabilities increased five basis points to 0.89% from 0.84%.

Interest expense attributed to deposits increased by $354,000 to $4.0 million for the three months ended March 31, 2015 from $3.6 million for the three months ended March 31, 2014. The increase in interest expense was attributable to an increase in the average cost of interest-bearing deposits coupled with an increase in their average balance.

The average cost of interest-bearing deposits increased by four basis points to 0.70% for the three months ended March 31, 2015 from 0.66% for the three months ended March 31, 2014. The net increase in the average cost was primarily attributable to an increase in the average cost of certificates of deposit which increased eight basis points to 1.09% for the three months ended March 31, 2015 from 1.01% for the three months ended March 31, 2014. For those same comparative periods, the average cost of interest-bearing checking accounts increased two basis points to 0.53% from 0.51% while the average cost of savings and club accounts decreased one basis point to 0.15% from 0.16%.

The increases in the average cost of certificates of deposit largely reflected our efforts to attract and retain accounts with longer terms to maturity for interest rate risk management purposes. Competitive offering rates on longer duration term deposits were made available through both our retail deposit and wholesale funding channels.

The average balance of interest-bearing deposits increased by $83.9 million to $2.27 billion for the three months ended March 31, 2015 from $2.18 billion for the three months ended March 31, 2014. The net increase in the average balance reflected an increase in the average balances of savings and club accounts and certificates of deposit that were partially offset by a decrease in the average balance of interest-bearing checking accounts. For the comparative periods noted, the average balance of savings and club accounts increased by $36.3 million to $512.7 million from $476.5 million and the certificates of deposit increased by $47.9 million to $1.03 billion from $979.6 million while the average balance of interest-bearing checking accounts decreased by $279,000 to $727.9 million from $728.2 million.

Interest expense attributed to borrowings increased by $475,000 to $2.4 million for the three months ended March 31, 2015 from $1.9 million for the three months ended March 31, 2014. The increase in interest expense on borrowings reflected an increase in their average balance that was partially offset by a decrease in their average cost. The average balance of borrowings increased by $136.6 million to $567.7 million for the three months ended March 31, 2015 from $431.1 million for the three months ended March 31, 2014. For those same comparative periods, the average cost of borrowings decreased by eight basis points to 1.66% from 1.74%.

The increase in the average balance of borrowings largely reflected a $136.4 million increase in the average balance of FHLB advances which increased to $538.7 million for the three months ended March 31, 2015 from $402.3 million for the three months ended March 31, 2014. For those same comparative periods, the average cost of FHLB advances decreased 11 basis points to 1.72% from 1.83%. The noted increase in the average balance of FHLB advances was augmented by a $190,000 increase in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $29.0 million from $28.9 million. The average cost of sweep accounts increased by one basis point to 0.49% from 0.48% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses increased by $881,000 to $1.8 million for the three months ended March 31, 2015 from $880,000 for the three months ended March 31, 2014.  The increase in the provision for the quarter ended March 31, 2015 was largely attributable to a higher level of loan growth in the non-impaired portion of the loan portfolio during the three months ended March 31, 2015 compared to the earlier comparative period.

The increase in the provision for loan losses also reflected updates to environmental and historical loss factors used in the Company’s allowance for loan loss calculations at March 31, 2015.  Changes to environmental loss factors primarily reflected continued growth in the Company’s commercial mortgage loan and business loan portfolios while updates to historical factors reflected the effects of net charge off activity for the quarter ended March 31, 2015 on the two-year average charge off rates used in those calculations.  The updates to these loss factors contributed to the overall increase in provision for loan losses on the non-impaired portion of the loan portfolio that is evaluated collectively for impairment.

The increases in the provision for loan losses noted above were partially offset by a decrease in the provision expense attributable to specific losses on nonperforming loans that are individually evaluated for impairment.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended March 31, 2015 is presented in Note 11 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2015 and June 30, 2014 presented earlier.

Non-Interest Income. Non-interest income, excluding security sale gains and losses on the sale and write-down of real estate owned, increased by $2.0 million to $3.6 million for the three month periods ended March 31, 2015 from $1.6 million for the three months ended and March 31, 2014.  The increase was partly attributable to the recognition of payouts on life insurance policies totaling $1.4 million included in income from bank-owned life insurance.  The increase also reflected a non-recurring adjustment of $370,000 to gain on bargain purchase included in miscellaneous income relating to the acquisition of Atlas Bank on June 30, 2014.

The increase in non-interest income also included an increase in sale gains on SBA loans reflecting an overall increase in related loan origination and sale activity as well as an increase in loan prepayment fees, included in fees and service charges.  These increases in non-interest income were partially offset by a decline in electronic banking fees and charges primarily reflecting fluctuations in ATM and debit card transaction volume.

In addition to the changes in non-interest income noted above, we had also recognized net security sale gains totaling $830,000 during the three months ended March 31, 2014 for which no such gains were recorded during the three months ended March 31, 2015.  Additionally, we recognized a $510,000 write down on one foreclosed property held in real estate owned during the three months ended March 31, 2015 to reflect a decline in its fair value based on an updated property appraisal and listing agreement.  The property, located in Absecon, New Jersey, had been operated as a hotel until both the property and business were abandoned by the borrower, which resulted in a rapid and severe deterioration of the property’s condition and decline in fair value.  The property has been cleaned and secured and is currently listed for sale.  By comparison, losses on sale and write down of real estate owned totaled $71,000 during the three months ended March 31, 2014.

Non-Interest Expenses. Non-interest expense decreased $123,000 to $17.4 million for the three months ended March 31, 2015 from $17.5 million for the three months ended March 31, 2014. The net decrease in non-interest expense partly reflected decreases in equipment and systems expense coupled with a decrease in merger-related expenses that were partially offset by increases in salary and employee benefit expense, premises occupancy expense, advertising and marketing expense and miscellaneous expense.  Less noteworthy variances in other categories of non-interest expense such federal deposit insurance expense and director compensation expense reflected normal growth or operating fluctuations within those categories.

Equipment and systems expense decreased by $1.2 million to $2.0 million for the three months ended March 31, 2015 from $3.2 million for the three months ended March 31, 2014.  The expense during the earlier comparative period included the recognition of certain non-recurring expenses supporting the Company’s conversion to Fiserv systems for which no such expenses were recognized during the three months ended March 31, 2015.

In addition to the non-recurring expenses associated with the Fiserv conversion, the Company also recognized $190,000 of non-recurring, merger-related expenses during the quarter ended March 31, 2014 attributable to its acquisition of Atlas Bank for which no such expenses were recognized during the three months ended March 31, 2015.

The noted decreases in expense attributable to the non-recurring items noted above were partially offset by increases across several other categories of non-interest expense.  Salaries and employee benefits increased by $719,000 to $9.8 million for the three months ended March 31, 2015 from $9.1 million for the three months ended March 31, 2014.  The increase partly reflected overall increases in wage and salary expense and benefits expense attributable to our strategic efforts to expand our commercial lending origination and support staff. The increase also included the recognition of additional compensation costs resulting from the acquisition of Atlas on June 30, 2014. Such costs included the ongoing wages and salary expense of retained staff as well as a portion of the expected severance costs resulting from the acquisition.  These increases were partially offset by a decrease in compensation expense reflecting the higher level of overtime compensation paid to employees during the earlier comparative period to support the Fiserv conversion.

The increase in salaries and benefits expense also reflected an increase in non-executive compensation expense arising from the realignment of the Company’s annual employee performance assessment and compensation review process from a calendar year to fiscal year cycle. Additionally, the increase reflected the Company’s adoption and implementation of the Senior Management Incentive Compensation Plan during fiscal 2015. Through this plan, senior and executive management’s annual bonus compensation is based directly on the Company’s actual fiscal year performance in relation to specific corporate profitability, growth and risk management goals and objectives outlined in its business plan.

To a lesser extent, the noted increase in salaries and employee benefits expense also reflected an increase in ESOP expense attributable to the increase in our share value between comparative periods coupled with an increase in stock benefit plan expenses attributable to stock options and shares of restricted stock granted to employees during the fourth quarter of fiscal 2014.  The increase also reflected an increase in health insurance premiums that went into effect in January 2015.

The increase in premises occupancy expense partly reflected seasonal fluctuations in facility repairs and maintenance and utility expenses with a noteworthy increase in snow removal expense during the quarter ended March 31, 2015 reflecting the adverse weather conditions that challenged the region during the period compared to the same period one year earlier.  The increase in premises occupancy expense also reflected the effect of property tax refunds received in conjunction with several successful tax appeal strategies enacted during the three months ended March 31, 2014.

The noted increase in advertising and marketing expenses largely reflected the expenditures supporting the Bank’s name change and re-branding strategy that was initiated during the quarter ending March 31, 2015.

Finally, the increase in miscellaneous expense reflected increases across several underlying expense categories.  The largest increases were attributable to growth in loan-related underwriting and processing charges as well as an increase in loan-related servicing fees.  Less noteworthy increases in miscellaneous expense were also reflected in postage, legal, regulatory assessment and REO-related expenses.

Provision for Income Taxes. Despite a noteworthy increase in pre-tax net income, the provision for income taxes decreased by $25,000 to $660,000 for the three months ended March 31, 2015 from $685,000 for the three months ended March 31, 2014.  The increase in pre-tax net income partly reflected non-recurring sources of tax-exempt income during the quarter ended March 31, 2015 including a $1.4 million payout on bank-owned life insurance policies and a $370,000 adjustment to gain on bargain purchase.  After adjusting for these and other recurring sources of tax-exempt income, the overall decrease in income tax expense largely reflected the underlying differences in the taxable portion of pre-tax income between comparative periods.

Our effective tax rate during the three months ended March 31, 2015 was 14.5% which, in relation to statutory income tax rates, reflected the effects of both recurring and non-recurring sources of tax-favored income included in pre-tax income. By comparison, our effective tax rate for the three months ended March 31, 2014 was 27.7% which generally reflected the effects of only recurring sources of tax-favored income.

Comparison of Operating Results for the Nine Months Ended March 31, 2015 and March 31, 2014

General. Net income for the nine months ended March 31, 2015 was $9.0 million or $0.13 per diluted share; an increase of $1.6 million from $7.4 million or $0.11 per diluted share for the nine months ended March 31, 2014. The increase in net income reflected increases in net interest income and non-interest income that were partially offset by increases in non-interest expense and the provision for loan losses.  These factors contributed to an overall increase in pre-tax net income.  The increase in net income also reflected a decrease in the provision for income taxes reflecting a comparatively lower effective tax rate for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.

Net Interest Income. Net interest income for the nine months ended March 31, 2015 was $59.7 million; an increase of $4.5 million from $55.2 million for the nine months ended March 31, 2014. The increase in net interest income between the comparative periods resulted from an increase in interest income that was partially offset by an increase in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning coupled with an increase in their average yield.   The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The reported increase in the average balances of interest-earning assets and interest-bearing liabilities between comparative periods partly reflected the impact of the Atlas acquisition on June 30, 2014.

As a result of these factors, our net interest rate spread decreased four basis points to 2.30% for the nine months ended March 31, 2015 from 2.34% for the nine months ended March 31, 2014. The decrease in the net interest rate spread reflected an increase in the average cost of interest-bearing liabilities of six basis points to 0.89% for nine months ended March 31, 2015 from 0.83% for the nine months ended March 31, 2014 while the yield on earning assets increased two basis points to 3.19% from 3.17% for the same comparative periods. A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported decrease in our net interest rate spread also affected our net interest margin which decreased by two basis points to 2.43% for the nine months ended March 31, 2015 from 2.45% for the nine months ended March 31, 2014.

Interest Income. Total interest income increased $7.3 million to $78.5 million for the nine months ended March 31, 2015 from $71.2 million for the nine months ended March 31, 2014. As noted above, the increase in interest income partly reflected a $281.6 million increase in the average balance of interest-earning assets to $3.28 billion for the nine months ended March 31, 2015 from $3.00 billion for the nine months ended March 31, 2014.  For those same comparative periods, the yield on earning assets increased two basis points to 3.19% from 3.17%.

Interest income from loans increased $7.1 million to $56.3 million for the nine months ended March 31, 2015 from $49.2 million for the nine months ended March 31, 2014. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in their average yield.

The average balance of loans increased by $279.1 million to $1.79 billion for the nine months ended March 31, 2015 from $1.52 billion for the nine months ended March 31, 2014. The reported increase in the average balance of loans primarily reflected an aggregate increase of $228.4 million in the average balance of commercial loans to $1.12 billion for the nine months ended March 31, 2015 from $887.0 million for the nine months ended March 31, 2014. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

The increase in the average balance of commercial loans was augmented by a $52.8 million increase in the average balance of residential mortgage loans to $668.0 million for the nine months ended March 31, 2015 from $615.2 million for the nine months ended March 31, 2014. The increase in the average balance was primarily attributable to residential mortgage loans acquired in conjunction with the Atlas acquisition.  Our residential mortgages generally comprise one-to-four family first mortgage loans, home equity loans and home equity lines of credit.

For those same comparative periods, the average balance of other loans, comprising account loans, deposit account overdraft lines of credit and other consumer loans, also increased by $343,000 to $4.8 million from $4.5 million.

The noted increases in the average balances of loans were partially offset by a $2.5 million decrease in the average balance of construction loans which declined to $7.4 million for the nine months ended March 31, 2015 from $9.9 million for the nine months ended March 31, 2014.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by 15 basis points to 4.18% for the nine months ended March 31, 2015 from 4.33% for the nine months ended March 31, 2014. The reduction in the overall yield on our loan portfolio partly reflects the effect of low market interest rates which provides “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans. Additionally, the average yield on newly originated loans that have provided the incremental growth in the portfolio between comparative periods also reflects the low interest rates prevalent in the marketplace which further reduces the overall yield of the loan portfolio.

Interest income from mortgage-backed securities decreased by $1.7 million to $14.4 million for the nine months ended March 31, 2015 from $16.0 million for the nine months ended March 31, 2014. The decrease in interest income reflected a decrease in the average balance of mortgage-backed securities that was partially offset by an increase in their average yield.

The average balance of mortgage-backed securities decreased by $112.9 million to $713.8 million for the nine months ended March 31, 2015 from $826.7 million for the nine months ended March 31, 2014. The decrease in the average balance of mortgage-backed securities largely reflects principal repayments and security sales that outpaced the level of security purchases between comparative periods.

For those same comparative periods, the average yield on mortgage-backed securities increased by nine basis points to 2.68% from 2.59%. The increase in the overall yield of the mortgage-backed securities portfolio largely reflected the recognition of non-recurring prepayment penalties received on certain agency commercial mortgage-backed securities arising from the repayment in full of the underlying securitized loans during the nine months ended March 31, 2015.  Absent the effects of these prepayment penalties, the average yield on mortgage-backed securities would have remained generally stable between comparative periods.

Interest income from debt securities increased by $1.6 million to $6.8 million for the nine months ended March 31, 2015 from $5.2 million for the nine months ended March 31, 2014. The increase in interest income reflected an increase in the average balance of debt securities augmented by an increase in their average yield. The average balance of debt securities increased $111.4 million to $635.7 million for the nine months ended March 31, 2015 from $524.2 million for the nine months ended March 31, 2014. For those same comparative periods, the average yield of debt securities increased 12 basis points to 1.44% from 1.32%.

The increase in the average balance of debt securities was partly attributable to a $105.0 million increase in the average balance of taxable securities to $534.9 million for the nine months ended March 31, 2015 from $429.9 million for the nine months ended March 31, 2014. For those same comparative periods, the average balance of tax-exempt securities increased by $6.5 million to $100.8 million from $94.3 million.

The increase in the average yield on debt securities reflected a 16 basis point increase in the yield on taxable securities to 1.34% during the nine months ended March 31, 2015 from 1.18% during the nine months ended March 31, 2014. For those same comparative periods, the yield on tax-exempt securities increased one basis point to 1.95% from 1.94%.

Interest income from other interest-earning assets increased by $236,000 to $981,000 for the nine months ended March 31, 2015 from $745,000 for the nine months ended March 31, 2014 reflecting increase in both their average yield and average balance. The average yield of other interest-earning assets increased by 21 basis points to 0.97% for the nine months ended March 31, 2015 from 0.76% for the nine months ended March 31, 2014. For those same comparative periods, the average balance of other interest-earning assets increased by $3.9 million to $134.9 million from $131.0 million.

The increase in the average balance and average yield on other interest-earning assets between comparative periods largely reflected an increase in the average balance of our investment in FHLB stock arising from additional advances drawn coupled with an increase in its average yield between comparative periods.

Interest Expense. Total interest expense increased by $2.8 million to $18.8 million for the nine months ended March 31, 2015 from $16.0 million for the nine months ended March 31, 2014. As noted earlier, the increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $246.5 million to $2.81 billion for the nine months ended March 31, 2015 from $2.56 billion for the nine months ended March 31, 2014. For those same comparative periods, the average cost of interest-bearing liabilities increased six basis points to 0.89% from to 0.83%.

Interest expense attributed to deposits increased by $946,000 to $11.8 million for the nine months ended March 31, 2015 from $10.8 million for the nine months ended March 31, 2014. The increase in interest expense was attributable to an increase in the average cost of interest-bearing deposits coupled with an increase in their average balance.

The average cost of interest-bearing deposits increased by two basis points to 0.69% for the nine months ended March 31, 2015 from 0.67% for the nine months ended March 31, 2014. The net increase in the average cost was primarily attributable to an increase in the average cost of certificates of deposit which increased six basis points to 1.08% for the nine months ended March 31, 2015 from 1.02% for the nine months ended March 31, 2014. For those same comparative periods, the average cost of interest-bearing checking accounts increased one basis points to 0.53% from 0.52% while the average cost of savings and club accounts remained stable at 0.16%.

The increases in the average cost of certificates of deposit largely reflected our efforts to attract and retain accounts with longer terms to maturity for interest rate risk management purposes. Competitive offering rates on longer duration term deposits were made available through both our retail deposit and wholesale funding channels.

The average balance of interest-bearing deposits increased by $96.8 million to $2.26 billion for the nine months ended March 31, 2015 from $2.16 billion for the nine months ended March 31, 2014. The net increase in the average balance reflected an increase in the average balances of savings and club accounts and certificates of deposit that were partially offset by a decrease in the average balance of interest-bearing checking accounts. For the comparative periods noted, the average balance of savings and club accounts increased by $42.0 million to $512.7 million from $470.7 million and the certificates of deposit increased by $63.0 million to $1.03 billion from $965.8 million while the average balance of interest-bearing checking accounts decreased by $8.2 million to $719.6 million from $727.8 million.

Interest expense attributed to borrowings increased by $1.8 million to $7.0 million for the nine months ended March 31, 2015 from $5.2 million for the nine months ended March 31, 2014. The increase in interest expense on borrowings reflected an increase in their average balance that was partially offset by a decrease in their average cost.  The average balance of borrowings increased by $150.0 million to $549.3 million for the nine months ended March 31, 2015 from $399.6 million for the nine months ended March 31, 2014. For those same comparative periods, the average cost of borrowings decreased by three basis points to 1.71% from 1.74%.

The increase in the average balance of borrowings largely reflected a $153.0 million increase in the average balance of FHLB advances which increased to $519.6 million for the nine months ended March 31, 2015 from $366.5 million for the nine months ended March 31, 2014. For those same comparative periods, the average cost of FHLB advances decreased seven basis points to 1.78% from 1.85%. The noted increase in the average balance of FHLB advances was partially offset by a $3.3 million decrease in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $29.8 million from $33.1 million. The average cost of sweep accounts increased by one basis point remained to 0.50% from 0.49% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses increased by $1.8 million to $4.4 million for the nine months ended March 31, 2015 from $2.6 million for the nine months ended March 31, 2014.  The increase in the provision for the nine months ended March 31, 2015 was partly attributable to an increase in specific losses recognized on nonperforming loans individually reviewed for impairment.  However, the increase also reflected a greater amount of recoveries credited back to the allowance for loan losses during the nine months ended March 31, 2014 that reduced the required provision expense for that earlier comparative period.

The increase in the provision for loan losses also reflected updates to environmental and historical loss factors used in the Company’s allowance for loan loss calculations at March 31, 2015.  Changes to environmental loss factors primarily reflected continued growth in the Company’s commercial mortgage loan and business loan portfolios while updates to historical factors reflected the effects of an increase in net charge off activity for the nine months ended March 31, 2015 on the two-year average charge off rates used in those calculations.  The updates to these loss factors contributed to the overall increase in provision for loan losses on the non-impaired portion of the loan portfolio that is evaluated collectively for impairment.

The noted increases in provision expense were partially offset by the effects of lower net growth in the non-impaired portion of the overall loan portfolio for the nine months ended March 31, 2015 compared to the same period one year earlier.  However, these effects were muted by the ongoing reallocation within the loan portfolio in favor of various commercial loan types that are generally subject to higher loss factors used by our allowance for loan loss calculation methodology.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the nine months ended March 31, 2015 is presented in Note 11 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2015 and June 30, 2014 presented earlier.

Non-Interest Income. Non-interest income, excluding security sale gains and losses on the sale and write-down of real estate owned, increased by $1.9 million to $7.1 million for the nine months ended March 31, 2015 from $5.2 million for the nine months ended March 31, 2014.  The increase was largely attributable to the recognition of payouts on life insurance policies totaling $1.4 million included in income from bank-owned life insurance.  The increase also reflected a non-recurring adjustment of $370,000 to gain on bargain purchase included in miscellaneous income relating to the acquisition of Atlas Bank on June 30, 2014.

The increase in non-interest income also included an increase in sale gains on SBA loans reflecting an overall increase in related loan origination and sale activity as well as a net increase in fees and service charges attributable to an increase loan prepayment fees that more than offset a net decline in deposit-related service fees.  These increases in non-interest income were partially offset by a decline in electronic banking fees and charges primarily reflecting fluctuations in ATM and debit card transaction volume.

In addition to the changes in non-interest income noted above, we also recognized net security sale gains totaling $7,000 during the nine months ended March 31, 2015 compared to $1.1 million of such gains recognized during the nine months ended March 31, 2014.  We also recognized net losses totaling $656,000 arising from the write down and sale of real estate owned during the nine months ended March 31, 2015 compared to net losses of $70,000 recognized during the earlier comparative period.  The increase in losses primarily reflected a $510,000 write down on one foreclosed property held in real estate owned during the nine months ended March 31, 2015 to reflect a decline in its fair value based on an updated property appraisal and listing agreement.  The property, located in Absecon, New Jersey, had been operated as a hotel until both the property and business were abandoned by the borrower, which resulted in a rapid and severe deterioration of the property’s condition and decline in fair value.  The property has been cleaned and secured and is currently listed for sale as of March 31, 2015.

Non-Interest Expenses. Non-interest expense increased by $2.3 million to $50.7 million for the nine months ended March 31, 2015 from $48.4 million for the nine months ended March 31, 2014. The net increase in non-interest expense primarily reflected increases in salary and employee benefit expense, premises occupancy expense, and miscellaneous expense that were partially offset by decreases in equipment and systems expense and advertising and marketing expense. Less noteworthy variances in other categories of non-interest expense such as federal deposit insurance expense and director compensation expense reflected normal growth or operating fluctuations within those categories.

Salaries and employee benefits increased by $2.7 million to $29.5 million for the nine months ended March 31, 2015 from $26.8 million for the nine months ended March 31, 2014.  The increase partly reflected overall increases in wage and salary expense and benefits expense attributable to our strategic efforts to expand our commercial lending origination and support staff.  The increase also included the recognition of additional compensation costs resulting from the acquisition of Atlas on June 30, 2014. Such costs included the ongoing wages and salary expense of retained staff as well as a portion of the expected severance costs resulting from the acquisition.  These increases were partially offset by a decrease in compensation expense reflecting the higher level of overtime compensation paid to employees during the earlier comparative period to support the Fiserv conversion.

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

To a lesser extent, the noted increase in salaries and employee benefits expense also reflected an increase in ESOP expense attributable to the increase in our share value between comparative periods coupled with an increase in stock benefit plan expenses attributable to stock options and shares of restricted stock granted to employees during the fourth quarter of fiscal 2014.  The increase also reflected an increase in health insurance premiums that went into effect during the current fiscal year.

The noted increases in salaries and employee benefits were partially offset by adjustments to accrued employee pension expense during the nine months ended March 31, 2015 arising from changes to actuarial assumptions relating to the Company’s multi-employer defined benefit pension plan for employees.  Such adjustments have reduced the required contributions and associated expense to be recognized during the fiscal year ending June 30, 2015.

Finally, the variance in salaries and employee benefits reflected an increase in employer payroll tax expense that was partly attributable to the taxable compensation recognized by certain employees resulting from the exercise of stock options during the quarter ended September 30, 2014.

The increase in premises occupancy expense generally reflected higher levels of non-capitalized facility repair and maintenance charges between comparative periods.  Such costs included a noteworthy increase in snow removal expense during the winter months of fiscal 2015 reflecting the adverse weather conditions that challenged the region during that period compared to the same period one year earlier.  The increase in premises occupancy expense also reflected the effect of property tax refunds received in conjunction with several successful tax appeal strategies enacted during the nine months ended March 31, 2014.

The increase in miscellaneous expense was partly attributable to an increase in professional and consulting service fees including, but not limited to, those relating to personnel recruitment expenses supporting expansion of our commercial lending resources as well as certain consulting expenses relating to our second step conversion that are not considered direct costs of the stock offering and are therefore expensed as incurred.  Such increases also include additional audit and income tax-related expenses arising from the Company’s acquisition of Atlas.  The increase also reflected growth in loan-related underwriting and processing charges as well as an increase in loan-related servicing fees.  Less noteworthy increases in miscellaneous expense were also reflected in corporate insurance, postage, regulatory assessment and REO-related expenses.

The noted increases in non-interest expense were partially offset by a decrease in equipment and systems expenses that largely reflected the recognition of certain non-recurring expenses supporting the Company’s conversion to Fiserv systems during fiscal 2014 for which a greatly reduced level of expense was recognized during the current fiscal year.  The overall increase in non-interest expense also reflected a decrease in advertising and marketing expenses that reflected a reduction of such expenditures through the first half of fiscal 2015 in anticipation of increased expenditures during the latter half of fiscal 2015 supporting the Bank’s name change and re-branding strategy was initiated during the quarter ending March 31, 2015.

Provision for Income Taxes. Despite an increase in pre-tax net income, the provision for income taxes decreased by $924,000 to $2.1 million for the nine months ended March 31, 2015 from $3.0 million for the nine months ended March 31, 2014.  As discussed earlier, the increase in pre-tax net income partly reflected non-recurring sources of tax-exempt income during the nine months ended March 31, 2015 that included a $1.4 million payout on bank-owned life insurance policies and a $370,000 adjustment to gain on bargain purchase. Moreover, income tax expense during the nine months ended March 31, 2015 reflected a $416,000 reduction in income tax expense arising from the exercise of stock options during the quarter ended September 30, 2014.  After adjusting for these factors and other recurring sources of tax-exempt income, the overall decrease in income tax expense largely reflected the underlying differences in the taxable portion of pre-tax income between comparative periods.

Our effective tax rate during the nine months ended March 31, 2015 was 18.8% which, in relation to statutory income tax rates, reflected the non-recurring effects of the items noted above that reduced income tax expense during the period as well as the recurring effects of tax-favored income sources included in pre-tax income.  By comparison, our effective tax rate for the nine months ended March 31, 2014 was 29.0% which generally reflected the effects of only recurring sources of tax-favored income.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Toward that end, we generally maintain cash and cash equivalents whose balances decreased by $14.0 million to $121.0 million at March 31, 2015 from $135.0 million at June 30, 2014.  The decrease in cash and cash equivalents reflects our effort to further reduce the opportunity cost of maintaining the level of short-term liquid assets in excess of that needed for liquidity management and contingency funding purposes.

Investments that formally qualify as liquid assets are supplemented by our portfolio of securities classified as available for sale whose balances at March 31, 2015 included $372.6 million of mortgage-backed securities and $421.5 million of debt securities that can readily be sold if necessary.

At March 31, 2015, the Company had outstanding commitments to originate and purchase loans totaling approximately $58.3 million compared to $29.2 million at June 30, 2014. Construction loans in process and unused lines of credit were $1.2 million and $59.2 million, respectively, at March 31, 2015 compared to $6.4 million and $59.8 million, respectively, at June 30, 2014. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $387,000 and $519,000 at March 31, 2015 and June 30, 2014, respectively.

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

As noted earlier, for the nine months ended March 31, 2015, the balance of total deposits increased by $25.1 million to $2.51 billion.  The net growth in deposits partly reflected an increase in the balances of the Company’s wholesale deposits that were partially offset by a net decrease in retail deposit.  In large part, the decrease in retail deposits reflected our active management of deposit pricing during the period to extend the duration of term deposits for interest rate risk management purposes while supporting net interest spread and margin. The balance of certificates of deposit with maturities of greater than 12 months increased to $464.5 million at March 31, 2015 compared to $455.7 million at June 30, 2014 with such balances representing 45.5% and 43.9% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of March 31, 2015, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $636.4 million. Of these advances, $145.0 million represent long-term, fixed-rate advances maturing in 2023 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $15.7 million representing three separate advances maturing during the fiscal years 2016, 2017 and 2018. Short-term FHLB advances at March 31, 2015 included $475.0 million of fixed-rate borrowings.  Of these short-term advances, $375.0 million were effectively converted to longer duration funding sources through the use of interest rate derivatives.  The remaining $100.0 million short-term advance was drawn to fund loan growth through March 31, 2015 and is expected to be repaid in full with a portion of the net capital proceeds raised in conjunction with the Company’s second step conversion which is expected to close during the fourth quarter ending June 30, 2015.  The remaining $695,000 of advances represents one fixed-rate, amortizing advance maturing in 2021.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances. Such borrowings are an option available to management if funding needs change or to lengthen liabilities. Most of the Bank’s mortgage-backed and debt securities are held in safekeeping at the FHLB of New York with a majority being available as collateral if necessary. In addition to the FHLB advances, the Bank has other borrowings totaling $33.1 million at March 31, 2015 representing overnight “sweep account” balances linked to customer demand deposits.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2015, the Company and Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at March 31, 2015 and June 30, 2014, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$382,618	18.18%	$168,383	8.00%	$210,479	10.00%
Tier 1 capital (to risk-weighted assets)	368,531	17.51%	126,287	6.00%	168,383	8.00%
Common equity tier 1 capital (to risk-weighted assets)	368,531	17.51%	94,715	4.50%	136,811	6.50%
Tier 1 capital (to adjusted total assets)	368,531	10.65%	138,479	4.00%	173,099	5.00%

	At June 30, 2014
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Total capital (to risk-weighted assets)	$376,343	20.45%	$147,232	8.00%	$184,040	10.00%
Tier 1 capital (to risk-weighted assets)	363,956	19.78%	73,616	4.00%	110,424	6.00%
Tier 1 capital (to adjusted total assets)	363,956	10.75%	135,420	4.00%	169,275	5.00%

The following table sets forth the Company’s capital position at March 31, 2015 as compared to the minimum regulatory capital requirements that were in effect as of those dates.  The Company was not subject to minimum regulatory capital requirements at June 30, 2014:

	At March 31, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$406,617	19.29%	$168,603	8.00%	$210,754	10.00%
Tier 1 capital (to risk-weighted assets)	392,530	18.63%	126,453	6.00%	168,603	8.00%
Common equity tier 1 capital (to risk-weighted assets)	392,530	18.63%	94,839	4.50%	136,990	6.50%
Tier 1 capital (to adjusted total assets)	392,530	11.33%	138,629	4.00%	173,287	5.00%

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule to revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the international Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies and top-tier savings and loan holding companies with total consolidated assets of $1.0 billion or more (“banking organizations”).  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank intend to exercise.  The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the bank organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements.  The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At March 31, 2015, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

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

Regarding the risk to our earnings, movements in interest rates significantly influence the amount of net interest income we recognized. Net interest income is the difference between:

•	the interest income recorded on our interest-earning assets, such as loans, securities and other interest-earning assets; and
•	the interest expense recorded on our interest-bearing liabilities, such as interest-bearing deposits and borrowings.

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

With respect to the maturity and re-pricing of our interest-bearing liabilities, at March 31, 2015, $556.1 million or 54.5% of our certificates of deposit mature within one year with an additional $158.1 million or 15.5% maturing after one year but within two years. The remaining $306.4 million, or 30.0% of certificates, at March 31, 2015 have remaining terms to maturity exceeding two years. Based on current market interest rates, the majority of these certificates are projected to re-price to a level at or below their current rates to the extent they remain with us at maturity and are renewed at the same original term to maturity.

Excluding fair value adjustments, the balance of FHLB advances totaled $636.4 million at March 31, 2015 and comprises both short-term and long-term advances with fixed rates of interest. Short-term FHLB advances generally have original maturities of less than one year and may include overnight borrowings which Kearny Bank typically utilizes to address short term funding needs as they arise. At March 31, 2015, Kearny Bank had a total of $575.0 million of short-term FHLB advances of which $375.0 million represented 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. Based on this presumption, Kearny Bank has utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for period of five years.  The remaining $100.0 million short-term advance was drawn to fund loan growth through March 31, 2015 and is expected to be repaid in full with a portion of the net capital proceeds raised in conjunction with the Company’s second step conversion which is expected to close during the fourth quarter ending June 30, 2015.

Long-term advances generally include term advances with original maturities of greater than one year. At March 31, 2015, our outstanding balance of long-term FHLB advances totaled $161.4 million. Such advances included $160.7 million of fixed-rate, non-amortizing advances as well as a $695,000 fixed-rate amortizing advance.

With respect to the maturity and re-pricing of our interest-earning assets, at March 31, 2015, $36.5 million, or 1.8% of our total loans will reach their contractual maturity dates within one year with the remaining $1.96 billion, or 98.2% of total loans having remaining terms to contractual maturity in excess of one year. Of loans maturing after one year, $1.20 billion had fixed rates of interest while the remaining $760.4 million had adjustable rates of interest with such loans representing 60.0% and 38.2% of total loans, respectively.

At March 31, 2015, $29.8 million or 2.3% of our securities will reach their contractual maturity dates within one year with the remaining $1.28 billion, or 97.7% of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $913.7 million comprising 69.6% of our total securities had fixed rates of interest while the remaining $369.5 million comprising 28.1% of our total securities had adjustable or floating rates of interest.

At March 31, 2015, mortgage-related assets, including mortgage loans and mortgage-backed securities, totaled $2.55 billion and comprise 74.2% of total earning assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, have a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

We generally retained our liability sensitivity throughout the first nine months of fiscal 2015 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages increased modestly during the period. Specifically, our cumulative one-year gap percentage changed to (15.96)% at March 31, 2015 from (12.08)% at June 30, 2014 while our cumulative three-year gap percentage changed to (12.78)% from (14.20)% over those same comparative periods.  Our one-year and three-year gap measures do not currently reflect the effect of our interest rate derivatives and the effective extension of liability duration arising from their use as cash flow hedges.

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

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on our interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates in recent years compared to the lesser concurrent reductions in shorter term market interest rates that affect the cost of our interest-bearing liabilities. In particular, our ability to further reduce the cost of our interest-bearing deposits is increasingly limited since most deposit offering rates are already well below 1.00% at March 31, 2015. Moreover, our liability sensitivity may adversely affect net income in the future when market interest rates ultimately increase from their historical lows and our cost of interest-bearing liabilities may rise faster than our yield on interest-earning assets.

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

We maintain an Asset/Liability Management (“ALM”) Program to address all matters relating to the management of interest rate risk and liquidity risk. The program is overseen by the Board of Directors through our Interest Rate Risk Management Committee comprising five members of the Board with our Chief Operating Officer, Chief Financial Officer and Chief Risk Officer participating as management’s liaison to the committee. The committee meets quarterly to address management of our assets and liabilities, including review of our liquidity and interest rate risk profiles, loan and deposit pricing and production volumes, investment and wholesale funding strategies, and a variety of other asset and liability management topics. The results of the committee’s quarterly review are reported to the full Board, which adjusts our ALM policies and strategies, as it considers necessary and appropriate.

The Board of Directors has assigned the responsibility for the operational aspects of the ALM program to our Asset/Liability Management Committee (“ALCO”). The ALCO is a management committee comprising the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Branch Administrator, Chief Risk Officer, Chief Investment Officer/Treasurer and Controller. Additional members of our management team may be asked to participate on the ALCO, as appropriate.

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

As illustrated in the tables below, our EVE would be negatively impacted by an increase in interest rates. This result is expected given our liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of our interest-bearing liabilities compared with that of our interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of our assets compared to the beneficial impact arising from the reduced present value of our liabilities. Hence, our EVE and EVE ratio decline in the increasing interest rate scenarios. Historically low interest rates at March 31, 2015 and June 30, 2014 precluded the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of our internal EVE analysis as of March 31, 2015 and June 30, 2014, respectively.

	At March 31, 2015
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates (1)	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	282,838	(153,848)	(35)%	8.49%	(355)	bps
+200 bps	339,570	(97,116)	(22)%	9.90%	(214)	bps
+100 bps	395,621	(41,065)	(9)%	11.20%	(84)	bps
0 bps	436,686	-	-	12.04%	-

	At June 30, 2014
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates (1)	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	221,884	(196,106)	(47)%	7.20%	(509)	bps
+200 bps	297,815	(120,175)	(29)%	9.34%	(295)	bps
+100 bps	365,983	(52,007)	(12)%	11.11%	(118)	bps
0 bps	417,990	-	-	12.29%	-

__________________________________

(1)	The (100) bps, (200) bps and (300) bps scenarios are not shown due to the low prevailing interest rate environment.

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

As illustrated in the tables below, our net interest income would be negatively impacted by a parallel upward shift in the yield curve. Like the EVE results presented earlier, this result is generally expected given our liability sensitivity noted earlier. The tables below reflect a modest increase in the sensitivity of net interest income to movements in interest rates between the comparative periods as analyzed from this earnings-based perspective. The increase in sensitivity partly reflects the effect of the additional $100.0 million of short-term advances drawn to fund loan growth through March 31, 2015.  As noted above, such advances are expected to be repaid in full with a portion of the net capital proceeds raised in conjunction with the Company’s second step conversion.  The effect of these additional short-term advances was partially offset by the aggregate impact of the various balance sheet management strategies we have undertaken to reduce our exposure to interest rate risk while also reflecting the effects of changes in the level of market interest rates and overall shape of the yield curve.

			At March 31, 2015
			Net Interest Income ("NII")
Change in Interest Rates (1)	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(In Thousands)
+300 bps	Static	One Year	76,505	(3,596)	(4.49)%
+200 bps	Static	One Year	77,518	(2,583)	(3.22)%
+100 bps	Static	One Year	78,368	(1,733)	(2.16)%
0 bps	Static	One Year	80,101	-	-%

			At June 30, 2014
			Net Interest Income ("NII")
Change in Interest Rates (1)	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(In Thousands)
+300 bps	Static	One Year	74,726	(2,512)	(3.25)%
+200 bps	Static	One Year	75,506	(1,732)	(2.24)%
+100 bps	Static	One Year	76,140	(1,098)	(1.42)%
0 bps	Static	One Year	77,238	-	-%

__________________________________

(1)	The (100) bps, (200) bps and (300) bps scenarios are not shown due to the low prevailing interest rate environment.

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

During the quarter ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At March 31, 2015, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended June 30, 2014 previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2015	-	$-	-	699,740
February 1-28, 2015	-	$-	-	699,740
March 1-31, 2015	-	$-	-	699,740
Total	-	$-	-	699,740

____________________

(1)	On December 2, 2013, the Company announced the authorization of an eighth repurchase program for up to 762,640 shares or 5% of shares outstanding which remains in effect at March 31, 2015.
ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

3.1	Charter of Kearny Financial Corp. (1)
3.2	By-laws of Kearny Financial Corp. (2)
4.0	Specimen Common Stock Certificate of Kearny Financial Corp. (1)
10.1	Employment Agreement between Kearny Federal Savings Bank and William C. Ledgerwood (2)
10.2	Employment Agreement between Kearny Federal Savings Bank and Erika K. Parisi (2)
10.3	Employment Agreement between Kearny Federal Savings Bank and Patrick M. Joyce (2)
10.4	Employment Agreement between Kearny Federal Savings Bank and Craig L. Montanaro (2)
10.5	Employment Agreement between Kearny Financial Corp. and Craig L. Montanaro (3)
10.6	Directors Consultation and Retirement Plan (1)
10.7	Benefit Equalization Plan for Pension Plan (1)
10.8	Benefit Equalization Plan for Employee Stock Ownership Plan (1)
10.9	Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (4)
10.10	Kearny Federal Savings Bank Director Life Insurance Agreement (5)
10.11	Kearny Federal Savings Bank Executive Life Insurance Agreement (5)
10.12	Employment Agreement between Kearny Federal Savings Bank and Eric B. Heyer (6)
31.1	Certification by Craig L. Montanaro pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Eric B. Heyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Craig L. Montanaro pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Eric B. Heyer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-118815).
(2)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2008 (File No. 000-51093).
(3)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed for the year ended June 30, 2014 (File No. 000-51093).
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-130204).
(5)	Incorporated by reference to the exhibits to the Registrant’s Form 8-K filed on August 18, 2005 (File No. 000-51093).
(6)	Incorporated by reference to the exhibit to the Registrant’s Form 8-K filed on June 30, 2011 (File No. 000-51093).

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date: May 11, 2015	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: May 11, 2015	By:	/s/ Eric B. Heyer
Eric B. Heyer
Executive Vice President and
Chief Financial Officer
(Principal financial and accounting officer)